Form 10-Q
period 2003-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2004-02-17
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31923

UNIVERSAL TECHNICAL INSTITUTE, INC.

(Exact name of registrant as specific in its charter)

Delaware	86-0226984

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

20410 North 19th Avenue, Suite 200
Phoenix, Arizona 85027
(Address of principal executive offices)

(623) 445-9500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No  [X*]

     *The registrant became subject to the Securities Exchange Act of 1934 on December 16, 2003.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No  [X]

     At February 12, 2004, there were outstanding 27,705,576 shares of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDING DECEMBER 31, 2003

ii

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30,	December 31,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$8,925	$28,799
Receivables, net	19,856	13,489
Prepaid expenses and other assets	3,038	4,887

Total current assets	31,819	47,175
Property and equipment, net	27,446	29,099
Goodwill	20,579	20,579
Deferred financing fees, net	1,300	451
Other assets	2,955	1,750

Total assets	$84,099	$99,054

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$25,005	$23,581
Current portion of long-term debt and capital leases	3,860	233
Deferred revenue	25,692	30,066
Accrued tool sets	3,523	2,952
Other current liabilities	2,979	3,381

Total current liabilities	61,059	60,213
Long-term debt and capital leases	28,014	11
Mandatory redeemable preferred stock (redemption value of $25,941 at September 30, 2003)	25,462	—
Distributions payable to shareholders	71	71
Other liabilities	5,484	7,282

Total liabilities	120,090	67,577

Commitments and contingencies
Preferred stock, $.0001 par value, 10,000,000 shares authorized:
Redeemable convertible preferred stock - 2,357 shares issued and outstanding at September 30, 2003 and 0 shares issued and outstanding at December 31, 2003 (redemption value of $50,618 at September 30, 2003)	47,161	—

Shareholders’ equity (deficit):
Common stock, $.0001 par value, 100,000,000 shares authorized, 13,872,785 shares issued and outstanding at September 30, 2003 and 27,705,576 shares issued and outstanding at December 31, 2003	1	1
Paid-in capital	—	107,924
Accumulated deficit	(83,125)	(76,448)
Subscriptions receivable	(28)	—

Total shareholders’ equity (deficit)	(83,152)	31,477

Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$84,099	$99,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,

	2002	2003

Net Revenues	$45,374	$59,043
Operating expenses:
Educational services and facilities	20,880	25,602
Selling, general and administrative	16,254	19,426

Total operating expenses	37,134	45,028

Income from operations	8,240	14,015

Other expense (income):
Interest income	(119)	(25)
Interest expense	1,211	815
Other expense	—	752

Total other expense	1,092	1,542

Income before income taxes	7,148	12,473
Income tax expense	2,502	5,020

Net income	4,646	7,453
Preferred stock dividends	1,145	776

Net income available to common shareholders	$3,501	$6,677

Earnings per share:
Net income per share - basic	$0.26	$0.43

Net income per share - diluted	$0.18	$0.30

Weighted average number of common shares outstanding:
Basic	13,402	15,439

Diluted	24,915	25,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock					Total
			Paid-in	Accumulated	Subscriptions	Shareholders’
	Shares	Amount	Capital	Deficit	Receivable	Equity

Balance at September 30, 2003	13,873	$1	$—	$(83,125)	$(28)	$(83,152)
Net income				7,453		7,453
Issuance of common stock, net	3,250		59,184			59,184
Conversion of preferred stock	10,571		48,540			48,540
Proceeds received on subscription receivable					28	28
Exercise of stock options	12		53			53
Tax benefit from employee stock option plan			120			120
Stock option compensation recorded			27			27
Dividends on preferred stock				(776)		(776)

Balance at December 31, 2003	27,706	$1	$107,924	$(76,448)	$—	$31,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended
	December 31,
	2002	2003

Cash flows from operating activities:
Net income	$4,646	$7,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,506	2,095
Bad debt expense	854	610
Tax benefit from option exercise	—	120
Stock option compensation	—	27
Deferred income taxes	(258)	1,184
Write-off of deferred financing fees	—	752
Loss on disposal of property and equipment	—	19
Preferred stock interest expense	—	265
Changes in assets and liabilities:
Receivables	682	5,757
Prepaid expenses and other assets	(142)	(2,325)
Other assets	(54)	1,277
Accounts payable and accrued expenses	779	(1,433)
Deferred revenue	2,269	4,374
Other current liabilities	2,759	932
Other liabilities	158	144

Net cash provided by operating activities	13,199	21,251

Cash flows from investing activities:
Purchase of property and equipment	(1,334)	(3,508)

Net cash used in investing activities	(1,334)	(3,508)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $7,441	—	59,184
Repayment of long-term debt borrowings	(629)	(31,630)
Redemption of mandatory redeemable preferred stock	—	(12,946)
Dividends paid	—	(12,558)
Proceeds from exercise of stock options	—	53
Proceeds from subscriptions receivable	—	28

Net cash provided by (used in) financing activities	(629)	2,131

Net increase in cash and cash equivalents	11,236	19,874
Cash and cash equivalents, beginning of period	13,554	8,925

Cash and cash equivalents, end of period	$24,790	$28,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED), continued
(In thousands)

	For the Three Months Ended
	December 31,
	2002	2003

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$744	$743

Preferred dividends accrued but unpaid	$1,145	$—

Taxes paid	$100	$1,885

Training equipment obtained in exchange for services	$28	$9

Exchange of preferred stock for common stock	$—	$48,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, expect per share amounts)

1. Nature of the Business

     We are a provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at seven campuses and manufacturer-sponsored advanced programs at 22 dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, collision repair, motorcycle and marine industries to understand their needs for qualified service professionals.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our prospectus filed with the Securities and Exchange Commission on December 17, 2003 under Rule 424(b)(1).

     The unaudited condensed consolidated financial statements include the accounts of Universal Technical Institute, Inc. (“UTI”) and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3. New Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting and disclosure requirements for certain financial instruments that, under previous guidance, could be classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS 150, effective July 1, 2003, we classified as a liability the redeemable preferred stock series A, series B and series C with a combined carrying value of approximately $25.5 million. Additionally, effective July 1, 2003 the dividends on these securities were included as a component of interest expense instead of preferred stock dividends in the consolidated statement of operations. SFAS No. 150 prohibits restatements of financial statements for periods prior to adoption, accordingly these changes were made prospectively.

UNIVERSAL TECHNICAL INSTITUTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS –
(Continued)
(In thousands, expect per share amounts)

     The following table presents a comparison of net income as if SFAS 150 had been adopted at the beginning of the earliest period presented:

	Three Months Ended
	December 31,

	2002	2003

Reported net income	$4,646	$7,453
Less preferred stock dividend for series A, series B and series C preferred stock	292	—

Adjusted net income	4,354	7,453
Less preferred stock dividend for series D	853	776

Net income available for common shareholders	$3,501	$6,677

4. Stock-Based Compensation

     We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure-An Amendment of SFAS No. 123,” which defines a fair value based method and addresses common stock and options given to employees as well as those given to non-employees in exchange for products and services. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ending
	December 31,

	2002	2003

Net income available to common shareholders - as reported	$3,501	$6,677
Add stock-based compensation expense included in reported net income, net of taxes	—	16
Deduct total stock-based employee compensation expense determined using the fair value based method, net of taxes	(32)	(110)

Net income - pro forma	$3,469	$6,583

Earnings per share - basic - as reported	$0.26	$0.43

Earnings per share - diluted - as reported	$0.18	$0.30

Earnings per shares - basic - pro forma	$0.26	$0.42

Earnings per shares - diluted - pro forma	$0.18	$0.30

UNIVERSAL TECHNICAL INSTITUTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS –
(Continued)
(In thousands, expect per share amounts)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. On December 15, 2003, we recognized our employees and awarded options to purchase approximately 1.5 million shares of our common stock with an exercise price of $20.50 per share. The exercise price represents the stock’s estimated fair market value at that time and the offering price for our shares in an initial public offering effective December 17, 2003. The following table illustrates the assumptions used for grants made during each of the three months ended December 31, 2002 and 2003:

	Three Months Ending
	December 31,

	2002	2003

Expected lives	5 years	5 years
Risk-free interest rate	5.02%	3.25%
Dividend yield	—	—
Expected volatility	—	34.48%

5. Earnings per Common Share

     SFAS No. 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. The following schedule presents the calculation of basic and fully diluted earnings per share:

	Three Months Ended
	December 31,

	2002	2003

Basic earnings per share:
Net income	$4,646	$7,453
Less preferred stock dividends:
Mandatory redeemable preferred stock	292	—
Redeemable convertible preferred stock	853	776

	1,145	776

Income available to common shareholders	$3,501	$6,677

Weighted average shares outstanding	13,402	15,439

Basic earnings per share	$0.26	$0.43

UNIVERSAL TECHNICAL INSTITUTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS –
(Continued)
(In thousands, expect per share amounts)

	December 31,

	2002	2003

Diluted earnings per share:
Income available to common shareholders	$3,501	$6,677
Add redeemable convertible preferred stock dividends	853	776
Add convertible promissory note interest expense, net of taxes	138	—

Income available to common shareholders	$4,492	$7,453

Weighted average number of shares
Basic shares outstanding	13,402	15,439
Dilutive effect of:
Options related to the purchase of common stock	630	352
Convertible promissory note payable	629	—
Convertible preferred stock	10,254	9,251

Diluted shares outstanding	24,915	25,042

Diluted earnings per share	$0.18	$0.30

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2003	2003

Accounts payable	$5,059	$2,686
Accrued compensation and benefits	13,507	14,322
Other accrued expenses	6,439	6,573

	$25,005	$23,581

7. Debt

     Effective December 17, 2003 and in conjunction with our initial public offering, we entered into an amendment to the Second Amendment and Restatement of Credit Agreement dated March 29, 2002. The amendment provided for application of the payment from our initial public offering to be applied on a pro-rata basis against all remaining scheduled installments on the term notes and reaffirmed March 31, 2007 as the maturity of our revolving line of credit. On December 23, 2003 we used proceeds received from our initial public offering to repay all of the then outstanding term debt totaling $31.5 million.

     In addition, we recognized a charge of approximately $0.8 million related to the write off of unamortized deferred financing fees. At December 31, 2003 we had no outstanding borrowings on our line of credit and total availability was $12.1 million. Outstanding letters of credit at December 31, 2003 were $9.9 million to U.S. Department of Education and $8.0 to surety bond holders.

     The Second Amendment and Restatement of Credit Agreement contains certain restrictive covenants, including but not limited to maintenance of certain financial ratios and restrictions on capital

UNIVERSAL TECHNICAL INSTITUTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS –
(Continued)
(In thousands, expect per share amounts)

expenditures, indebtedness, contingent obligations, investments and certain payments. At December 31, 2003, we were in compliance with these covenants.

8. Income Taxes

     Our deferred taxes are reflected in the accompanying Condensed Consolidated Balance as follows:

	September 30,	December 31,
	2003	2003

Current deferred tax assets, net	$875	$399
Noncurrent deferred tax assets, net	155	—
Noncurrent deferred tax (liabilities)	—	(553)

Net deferred tax asset (liability)	$1,030	$(154)

9. Common Stock

     On December 22, 2003, we sold 3.25 million shares of our common stock in an initial public offering for approximately $59.2 million in net cash proceeds, after deducting underwriting commission and offering expenses of approximately $7.4 million. On December 22, 2003, we also consummated an exchange offer pursuant to which we offered to exchange the outstanding shares of our series A, series B and series C preferred stock for shares of our common stock at an exchange price equal to our initial public offering price. An aggregate total of approximately 6.5 thousand shares of series A, series B and series C preferred stock were presented for exchange representing a face value of approximately $6.5 million and accordingly we issued an aggregate of approximately 0.3 million shares of our common stock. In addition, our series D preferred stock automatically converted to common stock upon the consummation of our initial public offering. Accordingly the approximately 2.4 thousand shares of series D preferred stock representing a face value of $45.5 million was converted into approximately 10.3 million shares of common stock.

     The $59.2 million in net proceeds received from the sale of our common stock was used to repay all the outstanding term debt totaling $31.5 million and redeem the remaining series A, series B and series C preferred stock totaling $12.9 million and pay the accrued dividends related to the series A, series B, series C and series D preferred stock totaling $12.6 million.

     Upon the consummation of our initial public offering, our Amended and Restated Certificate of Incorporation became effective. The Amended and Restated Certificate of Incorporation increased the number of authorized common shares from approximately 37.0 million shares to 100.0 million shares and increased the number of authorized preferred shares from 25 thousand shares to 10.0 million shares of preferred stock. In addition, our board of directors and shareholders approved the Universal Technical Institute, Inc. 2003 Employee Stock Purchase Plan (“ESPP”) and the Universal Technical Institute, Inc. 2003 Stock Incentive Plan (“SIP”) to be effective upon the consummation of our initial public offering, whereby we have reserved 300 shares of common stock for the ESPP and approximately 4.4 million shares of common stock for the SIP.

10. Segment Reporting

UNIVERSAL TECHNICAL INSTITUTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS –
(Continued)
(In thousands, expect per share amounts)

     We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for the way that public business enterprises report certain information about operating segments in their financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in assessing performance of the segment and in deciding how to allocate resources to an individual segment. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers.

     Our principal business is providing post-secondary education. We also provide manufacturer-specific training, and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are not deemed reportable under SFAS No. 131 and are reflected in the Other category. Corporate expenses are allocated to Post-Secondary Education and the Other category.

Summary information by reportable segment is as follows:

	Three months ended
	December 31, 2002

	Post-
	Secondary
	Education	Other	Total

Net revenues	$42,120	$3,254	$45,374
Operating income	$8,083	$157	$8,240
Depreciation and amortization	$1,414	$92	$1,506
Goodwill	$20,579	$—	$20,579
Assets	$81,561	$3,265	$84,826

	Three months ended
	December 31, 2003

	Post-
	Secondary
	Education	Other	Total

Net revenues	$55,311	$3,732	$59,043
Operating income	$13,968	$47	$14,015
Depreciation and amortization	$1,995	$100	$2,095
Goodwill	$20,579	$—	$20,579
Assets	$96,370	$2,684	$99,054

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in the prospectus of UTI filed with the Securities and Exchange Commission on December 17, 2003 under Rule 424(b)(1) under the Securities Act of 1933. That prospectus includes our audited consolidated financial statements for our fiscal years ended September 30, 2003 and 2002.

Critical Accounting Policies and Estimates

     Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, long-lived assets, including goodwill, income taxes and contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     Revenue recognition. Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions made for scholarships we sponsor. Tuition and fee revenue is recognized on a pro-rata (straight line) basis over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 97% of our net revenues for the three months ended December 31, 2003 and 96% of our net revenues for the three months ended December 31, 2002 consisted of tuition. Our net revenues vary from period to period in conjunction with our average student population. Our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from eight to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred tuition represents the excess of tuition payments received as compared to tuition earned and is reflected as a current liability in our consolidated financial statements because it is expected to be earned within the next twelve-month period.

     Allowance for uncollectible accounts. We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans to help students pay that portion of their education expenses not covered by financial aid programs and this portion is unsecured and not guaranteed. Management analyzes accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness, when applicable, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

     Healthcare and workers’ compensation costs. Claims and insurance costs which primarily relate to health insurance and workers’ compensation are accrued using current information and, in the case of healthcare costs, future estimates provided by consultants to reasonably measure current cost incurred but not invoiced for services provided. Although we believe our estimated liability recorded for healthcare and workers’ compensation costs are reasonable, actual results could differ and require adjustment of the recorded balance.

     Tool Sets. We accrue the estimated cost of promotional tool sets offered to students at the time of enrollment and provided at a future date based upon satisfaction of certain criteria, including completion of certain course work. We accrue these costs based upon current student information and an estimate of students that will complete the requisite coursework. Although we believe our estimated liability for tool sets is reasonable, actual results could differ and require adjustment of the recorded balance.

     Long-lived assets. We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate these assets to determine if their current recorded value is impaired by examining estimated future cash flows. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the identified asset and charge the impairment as an operating expense in the period in which the determination is made. Although we believe that the carrying value of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.

     Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Goodwill represents a significant portion of our total assets. At December 31, 2003, goodwill represented approximately 20.8% of our total assets, or $20.6 million, and resulted from our acquisition of the parent company of Motorcycle Mechanics Institute and Marine Mechanics Institute in January of 1998. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

     Stock-based compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Several companies recently elected to change their accounting policies and record the fair value of options as an expense. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the grant date. Because no market for our common stock existed prior to completion of our initial public offering, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance, forecasted future operating results, the terms of redeemable or convertible preferred stock issued by us, including the liquidation value and other preferences of our preferred stockholders and our expected valuation in an initial public offering.

     Discussions of potential changes to APB 25 and SFAS 123 standards are ongoing and the parties responsible for authoritative guidance in this area may require changes to the applicable accounting standards. If we had estimated the fair value of the options on the date of grant using the Black-Scholes model and then amortized this estimated fair value over the vesting period of the options, our net income would have been adversely affected, as shown in the table below.

	Three Months Ending
	December 31,

	2002	2003

Net income available to common shareholders - as reported	$3,501	$6,677
Add stock-based compensation expense included in reported net income, net of taxes	—	16
Deduct total stock-based employee compensation expense determined using the fair value based method, net of taxes	(32)	(110)

Net income - pro forma	$3,469	$6,583

Earnings per share - basic - as reported	$0.26	$0.43

Earnings per share - diluted - as reported	$0.18	$0.30

Earnings per shares - basic - pro forma	$0.26	$0.42

Earnings per shares - diluted - pro forma	$0.18	$0.30

     Accounting for income taxes. In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our statement of operations as provision for or benefit from income taxes. We exercise significant judgment in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business.

     As of December 31, 2003, we had a valuation allowance of $16.2 million to reduce our deferred tax assets to an amount that management believes is more likely than not realizable. The valuation allowance primarily relates to a deferred tax asset arising from a capital loss carryforward from the sale of a discontinued business. In addition, we had deferred tax assets comprised primarily of compensation and related costs and accrued expenses associated with tool purchases. We use significant judgment in determining the amounts of those accrued expenses reflected in the underlying financial statements. Should we incur capital gains in the future, we would be able to realize all or part of the capital loss carryforward against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss.

Results of Operations

     The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended
	December 31,

	2002	2003

Net Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	46.0%	43.4%
Selling, general and administrative	35.8%	32.9%

Total operating expenses	81.8%	76.3%

Income from operations	18.2%	23.7%

Interest income	-0.3%	0.0%
Interest expense	2.7%	1.4%
Other expense	0.0%	1.3%

Total other expense	2.4%	2.6%

Income before income taxes	15.8%	21.1%
Income tax expense	5.5%	8.5%

Net income	10.2%	12.6%

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

     Net revenues. Our revenues for the three months ended December 31, 2003 were $59.0 million, representing an increase of $13.7 million, or 30.1%, as compared to net revenues of $45.4 million for the three months ended December 31, 2002. This increase was primarily due to a 24.6% increase in the average undergraduate full-time student enrollment which increased to 12,856 at December 31, 2003 as compared to 10,319 at December 31, 2002.

     Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2003 were $25.6 million, representing an increase of $4.7 million, or 22.6%, as compared to educational services and facilities expenses of $20.9 million for the three months ended December 31, 2002. This increase was primarily due to incremental educational expenses related to higher average student enrollments offset partially by $0.8 million reduction in estimated tool set expense. Our results for the three months ended December 31, 2003 also includes an additional charge of approximately $0.3 million for depreciation related to a change in the estimated useful life of the leasehold improvement at a campus that we intend to relocate within the next 9 to 12 months to provide additional capacity.

     Educational services and facilities expenses as a percentage of net revenues decreased to 43.4% for the three months ended December 31, 2003 as compared to 46.0% for the three months ended December 31, 2002. The decrease in educational services and facilities as a percentage of net revenues is attributable to operating efficiencies resulting from increased average student enrollments at our existing facilities and the reduction of adjusting our estimated tool set expense.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2003 were $19.4 million, an increase of $3.2 million, or 19.5%, as compared to selling, general and administrative expenses of $16.3 million for the three months ended December 31, 2002. This increase was due to an incremental increase in marketing and student enrollment expenses and an increase in administrative expenses resulting from a need to further establish the infrastructure necessary to support our current and future operations. This increase also includes approximately $0.8 million in costs associated with the start up of our new Pennsylvania campus. Selling, general and administrative expenses as a percentage of revenue decreased to 32.9% for the three months ended December 31, 2003 from 35.8% for the three months ended December 31, 2002. The decrease in selling, general and administrative as a percentage of revenue is attributable to efficiencies of scale.

     Interest expense. Our interest expense for the three months ended December 31, 2003 was $0.8 million, representing a decrease of $0.4 million, or 32.7%, compared to interest expense of $1.2 million for the three months ended December 31, 2002. This decrease was primarily due to a reduction in the average debt balance outstanding and a decrease in the average interest paid on our indebtedness to 3.91% for the three months ended December 31, 2003 from 5.82% for the three months ended December 31, 2002.

     Other expenses. Our other expenses for three months ended December 31, 2003 represent the write-off of unamortized deferred financing costs of approximately $0.8 million related to the early retirement of our term debt.

     Income taxes. Our provision for income taxes for the three months ended December 31, 2003 was $5.0 million, or 40.2% of pretax income, compared to $2.5 million, or 35.0% of pretax income, for the three months ended December 31, 2002. The lower effective rate for the comparative three months ended December 31, 2002 is primarily attributable to the increase of our deferred tax assets as a result of applying a higher federal statutory rate.

Seasonality

     Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third fiscal quarter, which ends on June 30, than in the remainder of our fiscal year because fewer students are enrolled during the summer months. Our expenses, however, do not vary significantly with changes in our student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuation in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. In addition, our net revenues for the first fiscal quarter are adversely affected by the fact that we do not recognize revenue during the calendar year-end holiday break, which falls primarily in that quarter.

Liquidity and Capital Resources

     We finance our operating activities and our internal growth primarily through cash generated from operations.

     A majority of our revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year (thirty-week periods). Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our undergraduate programs are typically designed to be completed in twelve to eighteen months. These timing factors together with the timing of when our students begin their programs effect our operating cash flow.

     Net cash from operations increased $8.1 million, or 61.0%, from $13.2 million to $21.3 million for the three months ended December 31, 2002 and 2003, respectively. This increase was primarily attributable to increased operating performance of approximately $2.8 million and the timing of tuition funding which resulted in a decrease in accounts receivable of $5.8 million and an increase in deferred revenue of $4.4 million. The approximately $10.1 million combined effect of cash flow from accounts receivable and deferred revenue represents an approximately $7.2 million increase in cash flow from the comparable three months ended December 31, 2002 and is attributable to an increase in the average enrollment of undergraduate full-time students. These increases were offset partially by our use of cash related to the timing of payment of facility rent, annual liability insurance payments and reduction of accounts payable.

     Net cash used in investing activities increased $2.2 million from $1.3 million to $3.5 million for the three months ended December 31, 2002 and 2003, respectively. This increase is primarily attributable to facility improvement and expansion efforts.

     Capital expenditures are expected to increase as we upgrade current equipment and expand facilities or open new facilities to meet increased student enrollments. We expect to be able to fund these capital expenditures with cash generated from operations.

     Although our current strategy is to continue our internal growth, strategic acquisitions would be considered. To the extent that potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our senior credit facilities, we may incur additional debt or issue additional debt or equity securities.

     Net cash provided by financing activities increased approximately $2.8 million from ($0.6) million to $2.1 million for the three months ended December 31, 2002 and 2003, respectively. This increase is attributable to the approximately $59.2 million of net cash received from our initial public offering in December, 2003 and our application of the net proceeds to repay our then outstanding long term debt in the principal amount of $31.5 million and redeem our remaining preferred stock and pay all accrued and unpaid dividends, together totaling approximately $25.5 million.

     In conjunction with completing our initial public offering, we entered into an amendment to our Second Amendment and Restatement of Credit Agreement. The amendment provided for application of the payment from our initial public offering to be applied on a pro-rata basis against all remaining scheduled installments on the term debt and reaffirmed March 31, 2007 as the maturity of our revolving line of credit. At December 31, 2003 there were no outstanding borrowings on our line of credit and total availability was $12.1 million. Outstanding letters of credit at December 31, 2003 were $9.9 million to U.S. Department of Education and $8.0 million to surety bond holders.

     The Second Amendment and Restatement of Credit Agreement contains certain restrictive covenants, including but not limited to maintenance of certain financial ratios and restrictions on capital expenditures, indebtedness, contingent obligations, investments and certain payments. At December 31, 2003, we were in compliance with these covenants.

Contractual Obligations

     The following table sets forth, as of December 31, 2003, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require significant cash outlays in the future.

	Payments Due by Period
	(In thousands)

		Less than			After 5
	Total	1 year	2-3 years	4-5 years	years

Capital lease	$244	$233	$11	$—	$—
Operating leases	197,984	12,526	28,379	27,783	129,296
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	198,228	12,759	28,390	27,783	129,296
Standby letters of credit	17,900	17,900	—	—	—

Total contractual obligations	$216,128	$30,659	$28,390	$27,783	$129,296

Item 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal exposure to market risk related to interest rate changes. However, as a result of completing our initial public offering, we have been able to repay in full our term debt leaving only miscellaneous capital equipment leases which are not material.

Cautionary Factors That May Affect Future Results

     Our disclosure and analysis in this report contains forward-looking information about our company’s financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	possible failure or inability to obtain regulatory consents and certifications for new campuses;

•	changes in laws and regulations affecting post-secondary education, including Title IV funding;

•	our ability to manage our planned growth, both internally and at new campuses or schools;

•	competitive developments affecting our industry, including pricing pressures in newer markets;

•	changes in demand for our programs;

•	increased investment in management and capital resources;

•	increase in interest rates adversely affecting a student’s ability to secure additional loans;

•	the timing and number of new campuses that we open or acquire;

•	growth in costs and expenses;

•	construction delays with respect to new campuses;

•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown;

•	the effectiveness of our advertising and promotional efforts;

•	changes in generally accepted accounting principles;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas; and

•	potential increased competition.

     We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. The prospectus that we filed with the SEC on December 17, 2003 under Rule 424(b)(1) under the Securities Act listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them under the heading “Risk Factors” in the prospectus. We incorporate that section of the prospectus in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s website at www.sec.gov.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are party to routine claims and suits brought against us in the ordinary course of business. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     On December 22, 2003, we consummated an exchange offer pursuant to which we offered to exchange the outstanding shares of our series A, series B and series C preferred stock for shares of our common stock. An aggregate of approximately 0.3 million shares of our common stock were issued in exchange for the preferred stock that were timely tendered for exchange pursuant to an exchange agreement between us and the holders of our series A, series B and series C preferred stock. The exchange offer did not involve any underwriters or any public offering and we believe that the exchange offer was exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. The recipients of the securities in the exchange offer represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Accordingly, appropriate legends were affixed to the share certificates and instruments issued in this transaction.

Use of Proceeds from Our Initial Public Offering

     On December 22, 2003, we completed our initial public offering of common stock. We sold 3.25 million shares and selling stockholders sold 5.375 million shares at an offering price of $20.50 per share. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-109430). The registration statement was declared effective by the Securities and Exchange Commission on December 16, 2003. The managing underwriter for the offering was Credit Suisse First Boston.

     We received gross proceeds of $66.6 million from the offering. The following table sets forth an estimate of the fees and expenses we incurred in connection with the offering.

(In thousands)
Underwriting discounts and commissions	$4,664
Expenses paid to or for underwriters	—
Other expenses	2,777

Total	$7,441

     The amounts set forth above are reasonable estimates rather than actual amounts. After deducting the foregoing expenses, our net proceeds were approximately $59.2 million.

     From December 17, 2003 to December 31, 2003, we used approximately $31.5 million of the net proceeds of our offering to repay all outstanding indebtedness under our term A and term B loan facilities, $12.9 million to redeem the portion of our outstanding series A, series B and series C preferred stock that was not exchanged by the holders of such shares for shares of our common stock, $12.7 million to pay accrued but unpaid dividends on our series A, series B, series C and series D preferred stock, and $2.2 million for working capital and general corporate purposes.

Restrictions Upon Our Payment of Dividends

     Our ability to declare and pay any dividends is currently restricted under the credit agreement for our senior credit facilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period covered by this report, prior to the closing of our initial public offering of common stock, we solicited written consents of our stockholders to approve the following matters, and all of the matters described below were approved by the requisite voting power of our voting securities entitled to vote thereon:

•	a further amendment and restatement of our certificate of incorporation increasing the number of shares of our common stock authorized for issuance, authorizing blank-check preferred stock, and providing that our Board of Directors would be divided into three classes, each serving three-year staggered terms;

•	an amendment and restatement of our Bylaws, providing for, among other things, broader indemnification for our directors and officers and prohibiting stockholder actions by written consent;

•	an agreement to terminate the amended and restated stockholders agreement upon the closing of our initial public offering;

•	approval of the Universal Technical Institute, Inc. 2003 Employee Stock Purchase Plan;

•	approval of the Universal Technical Institute, Inc. 2003 Stock Incentive Plan; and

•	approval of the election of the following persons as directors:

Robert D. Hartman John C. White A. Richard Caputo, Jr. Michael R. Eisenson Roger S. Penske

     All of the matters described above were approved by the required votes of our outstanding voting securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (filed herewith):

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated: February 13, 2004	By:	/s/ Jennifer L. Haslip

Jennifer L. Haslip
Senior Vice President and
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.