Form 10-Q
period 2004-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2004-05-17
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31923

UNIVERSAL TECHNICAL INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0226984
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

20410 North 19th Avenue, Suite 200
Phoenix, Arizona 85027
(Address of principal executive offices)

(623) 445-9500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

     At May 13, 2004, there were outstanding 27,710,576 shares of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDING M ARCH 31, 2004

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30,	March 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$8,925	$33,987
Receivables, net	19,856	14,034
Prepaid expenses and other assets	3,038	5,268

Total current assets	31,819	53,289
Property and equipment, net	27,446	31,798
Goodwill	20,579	20,579
Deferred financing fees, net	1,300	416
Other assets	2,955	1,949

Total assets	$84,099	$108,031

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$25,005	$25,166
Current portion of long-term debt and capital leases	3,860	106
Deferred revenue	25,692	29,890
Accrued tool sets	3,523	3,366
Other current liabilities	2,979	1,855

Total current liabilities	61,059	60,383
Long-term debt and capital leases	28,014	16
Mandatory redeemable preferred stock (redemption value of $25,941 at September 30, 2003)	25,462	—
Distributions payable to shareholders	71	71
Other liabilities	5,484	7,956

Total liabilities	120,090	68,426

Commitments and contingencies
Preferred stock, $.0001 par value, 10,000,000 shares authorized:
Redeemable convertible preferred stock - 2,357 shares issued and outstanding at September 30, 2003 and 0 shares issued and outstanding at March 31, 2004 (redemption value of $50,618 at September 30, 2003)	47,161	—

Shareholders’ equity (deficit):
Common stock, $.0001 par value, 100,000,000 shares authorized, 13,872,785 shares issued and outstanding at September 30, 2003 and 27,710,576 shares issued and outstanding at March 31, 2004	1	1
Paid-in capital	—	107,997
Accumulated deficit	(83,125)	(68,393)
Subscriptions receivable	(28)	—

Total shareholders’ equity (deficit)	(83,152)	39,605

Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$84,099	$108,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Net Revenues	$47,358	$63,684	$92,731	$122,727
Operating expenses:
Educational services and facilities	21,828	28,230	42,707	53,832
Selling, general and administrative	16,049	21,960	32,302	41,387

Total operating expenses	37,877	50,190	75,009	95,219

Income from operations	9,481	13,494	17,722	27,508

Other expense (income):
Interest income	(119)	(50)	(238)	(75)
Interest expense	882	195	2,093	1,010
Other expense	—	—	—	752

Total other expense	763	145	1,855	1,687

Income before income taxes	8,718	13,349	15,867	25,821
Income tax expense	3,317	5,293	5,819	10,313

Net income	5,401	8,056	10,048	15,508
Preferred stock dividends	1,145	—	2,290	776

Net income available to common shareholders	$4,256	$8,056	$7,758	$14,732

Earnings per share:
Net income per share - basic	$0.32	$0.29	$0.58	$0.68

Net income per share - diluted	$0.21	$0.28	$0.39	$0.58

Weighted average number of common shares outstanding:
Basic	13,402	27,707	13,402	21,573

Diluted	24,952	28,452	24,936	26,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Paid-in	Accumulated	Subscriptions	Total Shareholders’
	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance at September 30, 2003	13,873	$1	$—	$(83,125)	$(28)	$(83,152)
Net income				15,508		15,508
Issuance of common stock, net	3,250		59,040			59,040
Conversion of preferred stock	10,571		48,540			48,540
Proceeds received on subscription receivable					28	28
Exercise of stock options	12		53			53
Tax benefit from employee stock option plan			120			120
Stock compensation	5		244			244
Dividends on preferred stock				(776)		(776)

Balance at March 31, 2004	27,711	$1	$107,997	$(68,393)	$—	$39,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended
	March 31,
	2003	2004
Cash flows from operating activities:
Net income	$10,048	$15,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,785	4,113
Bad debt expense	1,222	1,111
Tax benefit from option exercise	—	120
Stock compensation	—	244
Deferred income taxes	327	117
Write-off of deferred financing fees	—	752
Loss on disposal of property and equipment	79	7
Preferred stock interest expense	—	265
Changes in assets and liabilities:
Receivables	318	4,711
Prepaid expenses and other assets	(656)	(2,049)
Other assets	(197)	1,077
Accounts payable and accrued expenses	788	(6)
Deferred revenue	3,099	4,198
Other current liabilities	1,537	(1,281)
Other liabilities	349	2,329

Net cash provided by operating activities	19,699	31,216

Cash flows from investing activities:
Purchase of property and equipment	(3,525)	(8,019)

Net cash used in investing activities	(3,525)	(8,019)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $7,585	—	59,040
Repayment of long-term debt borrowings	(1,255)	(31,752)
Redemption of mandatory redeemable preferred stock	—	(12,946)
Dividends paid	—	(12,558)
Proceeds from exercise of stock options	—	53
Proceeds from subscriptions receivable	—	28

Net cash provided by (used in) financing activities	(1,255)	1,865

Net increase in cash and cash equivalents	14,919	25,062
Cash and cash equivalents, beginning of period	13,554	8,925

Cash and cash equivalents, end of period	$28,473	$33,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended
	March 31,
	2003	2004
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$1,412	$749

Preferred dividends accrued but unpaid	$2,290	$—

Taxes paid	$4,361	$9,680

Training equipment obtained in exchange for services	$127	$167

Exchange of preferred stock for common stock	$—	$48,540

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

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three-month period and six-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our prospectus filed with the Securities and Exchange Commission on December 17, 2003 under Rule 424(b)(1).

     The unaudited condensed consolidated financial statements include the accounts of Universal Technical Institute, Inc. (“UTI”) and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     On November 11, 2003 we approved a 4,350 to 1 stock split of our common shares to be effective immediately prior to the consummation of an initial public offering. All share and per share amounts in the financial statements have been adjusted to reflect the stock split.

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

3. New Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting and disclosure requirements for certain financial instruments that, under previous guidance, could be classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS 150, effective July 1, 2003, we classified as a liability the redeemable preferred stock series A, series B and series C with a combined carrying value of approximately $25.5 million. Additionally, effective July 1, 2003 the dividends on these securities were included as a component of interest expense instead of preferred stock dividends in the consolidated

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, expect per share amounts)

statement of operations. SFAS No. 150 prohibits restatements of financial statements for periods prior to adoption, accordingly these changes were made prospectively.

     The following table presents a comparison of net income as if SFAS 150 had been adopted at the beginning of the earliest period presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Reported net income	$5,401	$8,056	$10,048	$15,508
Less preferred stock dividend for series A, series B and series C preferred stock	292	—	584	—

Adjusted net income	5,109	8,056	9,464	15,508
Less preferred stock dividend for series D preferred stock	853	—	1,706	776

Net income available for common shareholders	$4,256	$8,056	$7,758	$14,732

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

	Three Months Ending		Six Months Ending
	March 31,		March 31,
	2003	2004	2003	2004
Net income available to common shareholders - as reported	$5,401	$8,056	$10,048	$15,508
Add stock-based employee option compensation expense included in reported net income, net of taxes	—	16	—	32
Deduct total stock-based employee option compensation expense determined using the fair value based method, net of taxes	(37)	(452)	(63)	(561)

Net income - pro forma	$5,364	$7,620	$9,985	$14,979

Earnings per share - basic - as reported	$0.32	$0.29	$0.58	$0.68

Earnings per share - diluted - as reported	$0.21	$0.28	$0.39	$0.58

Earnings per shares - basic - pro forma	$0.32	$0.27	$0.58	$0.66

Earnings per shares - diluted - pro forma	$0.21	$0.26	$0.39	$0.56

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, expect per share amounts)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. On December 15, 2003, we recognized our employees and awarded options to purchase approximately 1.5 million shares of our common stock with an exercise price of $20.50 per share. The exercise price represents the stock’s estimated fair market value at that time and the offering price for our shares in an initial public offering effective December 17, 2003. The following table illustrates the assumptions used for grants made during each of the three-month period and six-month period ended March 31, 2003 and 2004:

	Three Months Ending		Six Months Ending
	March 31,		March 31,
	2003	2004	2003	2004
Expected lives	5 years	5 years	5 years	5 years
Risk-free interest rate	3.25%	3.25%	3.25%	3.25%
Dividend yield	—	—	—	—
Expected volatility	—	34.43%	—	34.48%

5. Earnings per Common Share

     SFAS No. 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. The following schedule presents the calculation of basic and fully diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Basic earnings per share:
Net income	$5,401	$8,056	$10,048	$15,508
Less preferred stock dividends:
Mandatory redeemable preferred stock	292	—	584	—
Redeemable convertible preferred stock	853	—	1,706	776

	1,145	—	2,290	776

Income available to common shareholders	$4,256	$8,056	$7,758	$14,732

Weighted average shares outstanding	13,402	27,707	13,402	21,573

Basic earnings per share	$0.32	$0.29	$0.58	$0.68

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, expect per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Diluted earnings per share:
Income available to common shareholders	$4,256	$8,056	$7,758	$15,508
Add redeemable convertible preferred stock dividends	853		1,706	—
Add convertible promissory note interest expense, net of taxes	86		172	—

Income available to common shareholders	$5,195	$8,056	$9,636	$15,508

Weighted average number of shares Basic shares outstanding	13,402	27,707	13,402	21,573
Dilutive effect of:
Options related to the purchase of common stock	654	745	645	497
Convertible promissory note payable	642	—	635	—
Convertible preferred stock	10,254	—	10,254	4,625

Diluted shares outstanding	24,952	28,452	24,936	26,695

Diluted earnings per share	$0.21	$0.28	$0.39	$0.58

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

	September 30,	March 31,
	2003	2004
Accounts payable	$5,059	$3,768
Accrued compensation and benefits	13,507	16,504
Other accrued expenses	6,439	4,894

	$25,005	$25,166

7. Debt

     Effective December 17, 2003 and in conjunction with our initial public offering, we entered into an amendment to the Second Amendment and Restatement of Credit Agreement dated March 29, 2002. The amendment provided for the application of the net proceeds of our initial public offering on a pro-rata basis against all remaining scheduled payment installments on the term notes then outstanding under the Credit Agreement and reaffirmed March 31, 2007 as the maturity of our revolving line of credit. On December 23, 2003 we used proceeds received from our initial public offering to repay all of the then outstanding term debt totaling $31.5 million. In addition, we recognized a charge of approximately $0.8 million related to the write off of unamortized deferred financing fees.

     At March 31, 2004 we had no outstanding borrowings on our line of credit and total availability was $12.1 million. Outstanding letters of credit at March 31, 2004 were $9.9 million to U.S. Department of Education and $8.0 to surety bond holders.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, expect per share amounts)

     The Second Amendment and Restatement of Credit Agreement contains certain restrictive covenants, including but not limited to maintenance of certain financial ratios and restrictions on capital expenditures, indebtedness, contingent obligations, investments and certain payments. At March 31, 2004, we were in compliance with these covenants.

8. Income Taxes

     Our deferred taxes are reflected in the accompanying Condensed Consolidated Balance as follows:

	September 30,	March 31,
	2003	2004
Current deferred tax assets, net	$875	$1,056
Noncurrent deferred tax assets, net	155	—
Noncurrent deferred tax (liabilities)	—	(142)

Net deferred tax asset (liability)	$1,030	$914

9. Common Stock

     On December 22, 2003, we sold 3.25 million shares of our common stock in an initial public offering for approximately $59.0 million in net cash proceeds, after deducting underwriting commission and offering expenses of approximately $7.6 million. On December 22, 2003, we also consummated an exchange offer pursuant to which we offered to exchange the outstanding shares of our series A, series B and series C preferred stock for shares of our common stock at an exchange price equal to our initial public offering price. An aggregate total of approximately 6,500 shares of series A, series B and series C preferred stock were presented for exchange, representing a face value of approximately $6.5 million, and we issued an aggregate of approximately 0.3 million shares of our common stock. In addition, our series D preferred stock automatically converted to common stock upon the consummation of our initial public offering. Accordingly, the approximately 2,357 shares of series D preferred stock representing a face value of $45.5 million were converted into approximately 10.3 million shares of common stock.

     The $59.0 million in net proceeds received from the sale of our common stock was used to repay all our outstanding term debt totaling $31.5 million, redeem the remaining series A, series B and series C preferred stock totaling $12.9 million and pay the accrued dividends related to the series A, series B, series C and series D preferred stock totaling $12.6 million.

     Upon the consummation of our initial public offering, our Amended and Restated Certificate of Incorporation became effective. The Amended and Restated Certificate of Incorporation increased the number of authorized common shares from approximately 37.0 million shares to 100.0 million shares and increased the number of authorized preferred shares from 25,000 shares to 10.0 million shares. In addition, our board of directors and shareholders approved the Universal Technical Institute, Inc. 2003 Employee Stock Purchase Plan (“ESPP”) and the Universal Technical Institute, Inc. 2003 Stock Incentive Plan (“SIP”), effective upon the consummation of our initial public offering, whereby we have reserved 0.3 million shares of common stock for the ESPP and approximately 4.4 million shares of common stock for the SIP.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, expect per share amounts)

10. Contingencies

    Legal

     In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.

     In April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $284,900 and 19,756 shares of our common stock. The claim is based on the assertion that the former owner of NTT promised them such payments upon completion of a public offering of our common stock. The Company understands that on May 14, 2004, the claimants filed suit in Colorado state seeking such payments. We believe the demand for payment is without merit.

11. Segment Reporting

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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, expect per share amounts)

     Summary information by reportable segment is as follows:

	Three months ended
	March 31, 2003
	Post-
	Secondary
	Education	Other	Total
Net revenues	$43,929	$3,429	$47,358
Operating income	$9,351	$130	$9,481
Depreciation and amortization	$1,190	$89	$1,279
Goodwill	$20,579	$—	$20,579
Assets	$85,782	$3,721	$89,503

	Three months ended
	March 31, 2004
	Post-
	Secondary
	Education	Other	Total
Net revenues	$60,000	$3,684	$63,684
Operating income (loss)	$13,590	$(96)	$13,494
Depreciation and amortization	$1,941	$77	$2,018
Goodwill	$20,579	$—	$20,579
Assets	$102,422	$5,609	$108,031

	Six months ended
	March 31, 2003
	Secondary	Other	Total
Net revenues	$86,050	$6,682	$92,732
Operating income	$17,435	$287	$17,722
Depreciation and amortization	$2,604	$181	$2,785
Goodwill	$20,579	$—	$20,579
Assets	$85,782	$3,721	$89,503

	Six months ended
	March 31, 2004
	Secondary	Other	Total
Net revenues	$115,311	$7,416	$122,727
Operating income (loss)	$27,558	$(50)	$27,508
Depreciation and amortization	$3,936	$177	$4,113
Goodwill	$20,579	$—	$20,579
Assets	$102,422	$5,609	$108,031

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in the prospectus of UTI filed with the Securities and Exchange Commission on April 27, 2004 under Rule 424(b)(4) under the Securities Act of 1933. That prospectus includes our audited consolidated financial statements for our fiscal years ended September 30, 2003 and 2002 and unaudited financial statements for the three months ended December 31, 2003.

Critical Accounting Policies and Estimates

     Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, long-lived assets, including goodwill, income taxes and contingent assets and liabilities. We base our estimates on historical experience and on various assumptions and other information that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     Revenue recognition. Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions made for guarantees and scholarships we sponsor. Tuition and fee revenue is recognized on a pro-rata (straight line) basis over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 96% of our net revenues for the six months ended March 31, 2003 and 97% of our net revenues for the six months ended March 31, 2004 consisted of tuition. Our net revenues vary from period to period in conjunction with our average student population. Our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 11 to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred tuition represents the excess of tuition payments received as compared to tuition earned and is reflected as a current liability in our consolidated financial statements because it is expected to be earned within the next twelve-month period.

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

     Healthcare and workers’ compensation costs. Claims and insurance costs which primarily relate to health insurance and workers’ compensation are accrued using current information and, in the case of healthcare costs, future estimates provided by consultants to reasonably measure outstanding costs incurred for services provided but not invoiced. Although we believe our estimated liability recorded for healthcare and workers’ compensation costs are reasonable, actual results could differ and require adjustment of the recorded balance.

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

     Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Goodwill represents a significant portion of our total assets. At March 31, 2004, goodwill represented approximately 19.0% of our total assets, or $20.6 million, and resulted from our acquisition of the parent company of Motorcycle Mechanics Institute and Marine Mechanics Institute in January of 1998. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

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

     Discussions of potential changes to APB 25 and SFAS 123 standards are ongoing and the parties responsible for authoritative guidance in this area may require changes to the applicable accounting standards. On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95,” that would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. The public comment period for the exposure draft is currently scheduled to close on June 30, 2004. If we had estimated the fair value of the options on the date of grant using the Black-Scholes model and then amortized this estimated fair value over the vesting period of the options, our net income would have been adversely affected, as shown in the table below.

	Three Months Ending		Six Months Ending
	March 31,		March 31,
	2003	2004	2003	2004
Net income available to common shareholders - as reported	$5,401	$8,056	$10,048	$15,508
Add stock-based employee option compensation expense included in reported net income, net of taxes	—	16	—	32
Deduct total stock-based employee option compensation expense determined using the fair value based method, net of taxes	(37)	(452)	(63)	(561)

Net income - pro forma	$5,364	$7,620	$9,985	$14,979

Earnings per share - basic - as reported	$0.32	$0.29	$0.58	$0.68

Earnings per share - diluted - as reported	$0.21	$0.28	$0.39	$0.58

Earnings per shares - basic - pro forma	$0.32	$0.27	$0.58	$0.66

Earnings per shares - diluted - pro forma	$0.21	$0.26	$0.39	$0.56

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

     As of March 31, 2004, we had a valuation allowance of $16.2 million to reduce our deferred tax assets to an amount that management believes is more likely than not realizable. The valuation allowance primarily relates to a deferred tax asset arising from a capital loss carryforward from the sale of a discontinued business. Should we incur capital gains in the future, we would be able to realize all or part of the capital loss carryforward against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss.

     Our deferred tax assets are comprised primarily of compensation and related costs and accrued expenses associated with the purchase of tool sets.

Results of Operations

     The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Net Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	46.1%	44.3%	46.1%	43.9%
Selling, general and administrative	33.9%	34.5%	34.8%	33.7%

Total operating expenses	80.0%	78.8%	80.9%	77.6%

Income from operations	20.0%	21.2%	19.1%	22.4%

Interest income	-0.3%	-0.1%	-0.3%	-0.1%
Interest expense	1.9%	0.3%	2.3%	0.8%
Other expense	0.0%	0.0%	0.0%	0.6%

Total other expense	1.6%	0.2%	2.0%	1.4%

Income before income taxes	18.4%	21.0%	17.1%	21.0%
Income tax expense	7.0%	8.3%	6.3%	8.4%

Net income	11.4%	12.6%	10.8%	12.6%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 and Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

     Net revenues. Our revenues for the three months ended March 31, 2004 were $63.7 million, representing an increase of $16.3 million, or 34.5%, as compared to net revenues of $47.4 million for the three months ended March 31, 2003. This increase was primarily due to a 25.9% increase in the average undergraduate full-time student enrollment, which increased to 13,006 for the three months ended March 31, 2004 as compared to 10,329 for the three months ended March 31, 2003.

     Our revenues for the six months ended March 31, 2004 were $122.7 million, representing an increase of $30.0 million, or 32.3%, as compared to net revenues of $92.7 million for the six months ended March 31, 2003. This increase was primarily due to a 25.3% increase in the average undergraduate full-time student enrollment, which increased to 12,931 for the six months ended March 31, 2004 as compared to 10,324 for the six months ended March 31, 2003.

     Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended March 31, 2004 were $28.2 million, representing an increase of $6.4 million, or 29.3%, as compared to educational services and facilities expenses of $21.8 million for the three months ended March 31, 2003. Our educational services and facilities expenses for the six months ended March 31, 2004 were $53.8 million, representing an increase of $11.1 million, or 26.1%, as compared to educational services and facilities expenses of $42.7 million for the six months ended March 31, 2003.

     The increases in educational services and facilities expense were primarily due to increased compensation and fringe expenses related to additional educational and related headcount, rent and utilities associated with expanded campus facilities and depreciation. Depreciation expense includes an additional charge of approximately $0.3 million for the three months ended March 31, 2004 and approximately $0.6 million for the six months ended March 31, 2004 related to a change in the estimated useful life of leasehold improvements at a campus that we intend to relocate in the fall of 2004 to provide additional capacity. The increase in educational services and facilities expenses for the six months ended March 31, 2004 were partially offset by a $0.8 million reduction in estimated tool set expense.

     Educational services and facilities expenses as a percentage of net revenues decreased to 44.3% for the three months ended March 31, 2004 as compared to 46.1% for the three months ended March 31, 2003 and decreased to 43.9% for the six months ended March 31, 2004 as compared to 46.1% for the six months ended March 31, 2003. The decreases in educational services and facilities as a percentage of net revenues were primarily attributable to operating efficiencies resulting from increased average student enrollments. Educational services and facilities expenses as a percentage of net revenues for the six months ended March 31, 2004 was also favorably impacted by a reduction of our estimated tool set expense.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended March 31, 2004 were $22.0 million, an increase of $5.9 million, or 36.8%, as compared to selling, general and administrative expenses of $16.0 million for the three months ended March 31, 2003. Our selling, general and administrative expenses for the six months ended March 31, 2004 were $41.4 million, an increase of $9.1 million, or 28.1%, as compared to selling, general and administrative expenses of $32.3 million for the six months ended March 31, 2003.

     These increases were primarily due to incremental compensation and fringe expenses related to additional sales representatives and administrative headcount, advertising expenses associated with student leads and enrollment and administrative expenses related to operations as a public company and management training initiatives. In addition, the increased expenses related to additional headcount and student leads and enrollment include costs associated with the start up of our new Pennsylvania campus of approximately $0.9 million and $1.7 million for the three months and six months ended March 31, 2004, respectively.

     Selling, general and administrative expenses as a percentage of revenue increased to 34.5% for the three months ended March 31, 2004 from 33.9% for the three months ended March 31, 2003, primarily attributable to the start up costs for our Pennsylvania campus. Selling, general and administrative expenses as a percentage of revenue decreased to 33.7% for the six months ended March 31, 2004 from 34.8% for the six months ended March 31, 2003. This change is primarily attributable to efficiencies of scale and partially offset by start up costs incurred in connection with our Pennsylvania campus.

     Interest expense. Our interest expense for the three months ended March 31, 2004 was $0.2 million, representing a decrease of $0.7 million, or 77.9%, compared to interest expense of $0.9 million for the three months ended March 31, 2003. Our interest expense for the six months ended March 31, 2004 was $1.0 million, representing a decrease of $1.1 million, or 52.0%, compared to interest expense of $2.1 million for the six months ended March 31, 2003. These decreases were primarily due to a reduction in the average debt balance outstanding as a result of our early repayment of approximately $31.5 million in term debt with proceeds received from our initial public offering in December 2003.

     Other expenses. Our other expenses for the six months ended March 31, 2004 represent the write-off of unamortized deferred financing costs of approximately $0.8 million related to the early retirement of our term debt.

     Income taxes. Our provision for income taxes for the three months ended March 31, 2004 was $5.3 million, or 39.7% of pretax income, compared to $3.3 million, or 38.1% of pretax income, for the three months ended March 31, 2003. The lower effective rate for the comparative three months ended March 31, 2003 is primarily attributable to the release of tax reserves related to state taxes.

     Our provision for income taxes for the six months ended March 31, 2004 was $10.3 million, or 39.9% of pretax income, compared to $5.8 million, or 36.7% of pretax income, for the six months ended March 31, 2003. The lower effective rate for the comparative three months ended March 31, 2003 is primarily attributable to the increase of our deferred tax assets as a result of applying a higher federal statutory rate and the release of tax reserves related to state taxes.

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

     A majority of our revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year (thirty-week periods). Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our undergraduate programs are typically designed to be completed in twelve to eighteen months. These timing factors together with the timing of when our students begin their programs affect our operating cash flow.

     Net cash from operations increased $11.5 million, or 58.5%, from $19.7 million to $31.2 million for the six months ended March 31, 2003 and 2004, respectively. This increase was primarily attributable to increased operating performance of approximately $5.5 million, which includes the effect of increased depreciation expense, the timing of tuition funding and other capital changes. The timing of tuition funding resulted in a decrease in accounts receivable of $4.7 million and an increase in deferred revenue of $4.2 million resulting in a combined increase in cash flow of approximately $8.9 million. This increase represents an approximately $5.5 million increase in cash flow from the comparable six months ended March 31, 2003.

     Net cash used in investing activities increased $4.5 million from $3.5 million to $8.0 million for the six months ended March 31, 2003 and 2004, respectively. This increase is primarily attributable to facility improvement and expansion efforts.

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

     Net cash provided by financing activities increased approximately $3.1 million from ($1.2) million to $1.9 million for the six months ended March 31, 2003 and 2004, respectively. This increase is attributable to the approximately $59.0 million of net cash received from our initial public offering in December 2003 and our application of the net proceeds to repay our then outstanding long term debt in the principal amount of $31.5 million and redeem our remaining preferred stock and pay all accrued and unpaid dividends, together totaling approximately $25.5 million.

     In conjunction with completing our initial public offering, we entered into an amendment to our Second Amendment and Restatement of Credit Agreement. The amendment provided for application of the payment from our initial public offering to be applied on a pro-rata basis against all remaining scheduled installments on the term debt and reaffirmed March 31, 2007 as the maturity of our revolving line of credit. At March 31, 2004 there were no outstanding borrowings on our line of credit and total availability was $12.1 million. Outstanding letters of credit at March 31, 2004 were $9.9 million to U.S. Department of Education and $8.0 million to surety bond holders.

     The Second Amendment and Restatement of Credit Agreement contains certain restrictive covenants, including but not limited to maintenance of certain financial ratios and restrictions on capital expenditures, indebtedness, contingent obligations, investments and certain payments. At March 31, 2004, we were in compliance with these covenants.

Contractual Obligations

     The following table sets forth, as of March 31, 2004, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require significant cash outlays in the future.

	Payments Due by Period
	(In thousands)
		Less than
	Total	1 year	2-3 years	4-5 years	After 5 years
Capital leases	$122	$106	$16	$—	$—
Operating leases	227,293	14,433	32,962	32,292	147,606
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	227,415	14,539	32,978	32,292	147,606
Standby letters of credit	17,900	17,900	—	—	—

Total contractual obligations	$245,315	$32,439	$32,978	$32,292	$147,606

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal exposure to market risk related to interest rate changes. However, as a result of completing our initial public offering, we have been able to repay in full our term debt, leaving only miscellaneous capital equipment leases which are not material.

Cautionary Factors That May Affect Future Results

     Our disclosure and analysis in this report contains forward-looking information about our company’s financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	possible failure or inability to obtain regulatory consents and certifications for new campuses and campus expansions;

•	changes in laws and regulations affecting post-secondary education, including Title IV funding;

•	our ability to manage our planned growth, both internally and at new campuses or schools;

•	competitive developments affecting our industry, including pricing pressures in newer markets;

•	changes in demand for our programs;

•	increased investment in management and capital resources;

•	increase in interest rates adversely affecting a student’s ability to secure additional loans;

•	the timing and number of new campuses that we open or acquire;

•	growth in costs and expenses;

•	construction delays with respect to new campuses;

•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown;

•	the effectiveness of our advertising and promotional efforts;

•	changes in generally accepted accounting principles;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas; and

•	potential increased competition.

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

     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. The prospectus that we filed with the SEC on April 27, 2004 under Rule 424(b)(4) under the Securities Act listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them under the heading “Risk Factors” in the prospectus. We incorporate that section of the prospectus in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s website at www.sec.gov.

Item 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.

     In April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $284,900 and 19,756 shares of our common stock. The claim is based on the assertion that the former owner of NTT promised them such payments upon completion of a public offering of our common stock. The Company understands that on May 14, 2004, the claimants filed suit in Colorado state seeking such payments. We believe the demand for payment is without merit.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (filed herewith):

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current reports on Form 8-K were filed on the following dates for the items indicated:

February 11, 2004. Items 7 and 12, regarding results of operations and financial condition for the quarter ended December 31, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated: May 17, 2004	By:	/s/ Jennifer L. Haslip

Jennifer L. Haslip
Senior Vice President and
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and
Duly Authorized Officer)