Form 10-Q
period 2004-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2004-08-16
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

     At August 13, 2004, there were outstanding 27,771,940 shares of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.

ii

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30,	June 30,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$8,925	$40,751
Receivables, net	19,856	13,909
Prepaid expenses and other assets	3,038	5,295

Total current assets	31,819	59,955
Property and equipment, net	27,446	33,780
Goodwill	20,579	20,579
Deferred financing fees, net	1,300	381
Other assets	2,955	2,064

Total assets	$84,099	$116,759

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$25,005	$30,158
Current portion of long-term debt and capital leases	3,860	63
Deferred revenue	25,692	26,516
Accrued tool sets	3,523	3,421
Other current liabilities	2,979	366

Total current liabilities	61,059	60,524
Long-term debt and capital leases	28,014	9
Mandatory redeemable preferred stock (redemption value of $25,941 at September 30, 2003)	25,462	—
Distribution payable to shareholders	71	71
Other liabilities	5,484	9,303

Total liabilities	120,090	69,907

Commitments and contingencies
Preferred stock, $.0001 par value, 10,000,000 shares authorized:
Redeemable convertible preferred stock - 2,357 shares issued and outstanding at September 30, 2003 and 0 shares issued and outstanding at June 30, 2004 (redemption value of $50,618 at September 30, 2003)	47,161	—

Shareholders’ equity (deficit):
Common stock, $.0001 par value, 100,000,000 shares authorized, 13,872,785 shares issued and outstanding at September 30, 2003 and 27,736,368 shares issued and outstanding at June 30, 2004	1	1
Paid-in capital	—	108,608
Accumulated deficit	(83,125)	(61,757)
Subscriptions receivable	(28)	—

Total shareholders’ equity (deficit)	(83,152)	46,852

Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$84,099	$116,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net revenues	$48,910	$62,947	$141,642	$185,674
Operating expenses:
Educational services and facilities	23,843	29,376	66,551	83,208
Selling, general and administrative	15,895	22,706	48,198	64,093

Total operating expenses	39,738	52,082	114,749	147,301

Income from operations	9,172	10,865	26,893	38,373

Other expense (income):
Interest income	(117)	(96)	(355)	(171)
Interest expense	914	185	3,007	1,195
Interest expense related parties	157	—	157	—
Other expense	—	—	—	752

Total other expense	954	89	2,809	1,776

Income before income taxes	8,218	10,776	24,084	36,597
Income tax expense	3,125	4,140	8,944	14,453

Net income	5,093	6,636	15,140	22,144
Preferred stock dividends	1,145	—	3,434	776

Net income available to common shareholders	$3,948	$6,636	$11,706	$21,368

Earnings per share:
Net income per share — basic	$0.29	$0.24	$0.87	$0.90

Net income per share — diluted	$0.20	$0.23	$0.58	$0.81

Weighted average number of common shares outstanding:
Basic	13,494	27,713	13,433	23,620

Diluted	24,977	28,569	24,956	27,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Paid-in	Accumulated	Subscriptions	Total Shareholders’
	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance at September 30, 2003	13,873	$1	$—	$(83,125)	$(28)	$(83,152)
Net income				22,144		22,144
Issuance of common stock, net	3,250		58,977			58,977
Conversion of preferred stock	10,571		48,540			48,540
Proceeds received on subscription receivable					28	28
Exercise of stock options	37		300			300
Tax benefit from employee stock option plan			415			415
Stock compensation	5		376			376
Dividends on preferred stock				(776)		(776)

Balance at June 30, 2004	27,736	$1	$108,608	$(61,757)	$—	$46,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended
	June 30,
	2003	2004
Cash flows from operating activities:
Net income	$15,140	$22,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,476	6,309
Bad debt expense	1,395	1,729
Tax benefit from option exercise	1,281	415
Stock compensation	35	376
Deferred income taxes	925	1,449
Write-off of deferred financing fees	—	752
Loss on disposal of property and equipment	79	54
Preferred stock interest expense	—	265
Changes in assets and liabilities:
Receivables	(2,479)	4,218
Prepaid expenses and other assets	(180)	(1,981)
Other assets	(366)	1,116
Accounts payable and accrued expenses	4,351	4,931
Deferred revenue	(107)	596
Other current liabilities	603	(2,715)
Other liabilities	669	2,249

Net cash provided by operating activities	25,822	41,907

Cash flows from investing activities:
Purchase of property and equipment	(6,044)	(12,115)
Proceeds from sale of property and equipment	20	35
Proceeds from sale of securities	303	—

Net cash used in investing activities	(5,721)	(12,080)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $7,648	—	58,977
Repayment of long-term debt borrowings	(2,137)	(31,802)
Redemption of mandatory redeemable preferred stock	—	(12,946)
Dividends paid	—	(12,558)
Proceeds from exercise of stock options	—	300
Proceeds from subscriptions receivable	—	28
Distribution to stockholders	(303)	—

Net cash provided by (used in) financing activities	(2,440)	1,999

Net increase in cash and cash equivalents	17,661	31,826
Cash and cash equivalents, beginning of period	13,554	8,925

Cash and cash equivalents, end of period	$31,215	$40,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED), continued
(In thousands)

	For the Nine Months Ended
	June 30,
	2003	2004
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$2,017	$966

Preferred dividends accrued but unpaid	$3,434	$—

Taxes paid	$6,679	$14,385

Training equipment obtained in exchange for services	$307	$222

Construction in progress financed by construction liability	$(2,064)	$—

Exercise of stock options	$108	$—

Exchange of preferred stock for common stock	$—	$48,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

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

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three-month period and nine-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our prospectus filed with the Securities and Exchange Commission on April 27, 2004 under Rule 424(b)(4).

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
(In thousands, except per share amounts)

statement of operations. SFAS No. 150 prohibits restatements of financial statements for periods prior to adoption, accordingly these changes were made prospectively.

     The following table presents a comparison of net income as if SFAS 150 had been adopted at the beginning of the earliest period presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Reported net income	$5,093	$6,636	$15,140	$22,144
Less preferred stock dividend for series A, series B and series C preferred stock	292	—	876	—

Adjusted net income	4,801	6,636	14,264	22,144
Less preferred stock dividend for series D preferred stock	853	—	2,558	776

Net income available for common shareholders	$3,948	$6,636	$11,706	$21,368

4. Stock-Based Compensation

     We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123,” which defines a fair value based method and addresses common stock and options given to employees as well as those given to non-employees in exchange for products and services. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ending		Nine Months Ending
	June 30,		June 30,
	2003	2004	2003	2004
Net income available to common shareholders — as reported	$3,948	$6,636	$11,706	$21,368
Add stock-based employee option compensation expense included in reported net income, net of taxes	—	81	21	112
Deduct total stock-based employee option compensation expense determined using the fair value based method, net of taxes	(47)	(491)	(116)	(1,047)

Net income — pro forma	$3,901	$6,226	$11,611	$20,433

Earnings per share — basic — as reported	$0.29	$0.24	$0.87	$0.90

Earnings per share — diluted — as reported	$0.20	$0.23	$0.58	$0.81

Earnings per shares — basic — pro forma	$0.29	$0.23	$0.86	$0.86

Earnings per shares — diluted — pro forma	$0.19	$0.22	$0.58	$0.78

UNIVERSAL TECHNICAL INSTITUTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. On December 15, 2003, we recognized our employees and awarded options to purchase approximately 1.5 million shares of our common stock with an exercise price of $20.50 per share. The exercise price represents the stock’s estimated fair market value at that time and the offering price for our shares in an initial public offering effective December 17, 2003. The following table illustrates the assumptions used for grants made during each of the three-month periods and nine-month periods ended June 30, 2003 and 2004:

	Three Months Ending		Nine Months Ending
	June 30,		June 30,
	2003	2004	2003	2004
Expected lives	5 years	5 years	5 years	5 years
Risk-free interest rate	0.00%	3.48%	3.25%	3.25%
Dividend yield	—	—	—	—
Expected volatility	0.00%	34.40%	0.00%	34.48%

5. Earnings per Common Share

     SFAS No. 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. The following schedule presents the calculation of basic and fully diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Basic earnings per share:
Net income	$5,093	$6,636	$15,140	$22,144
Less preferred stock dividends:
Mandatory redeemable preferred stock	292	—	876	—
Redeemable convertible preferred stock	853	—	2,558	776

	1,145	—	3,434	776

Income available to common shareholders	$3,948	$6,636	$11,706	$21,368

Weighted average shares outstanding	13,494	27,713	13,433	23,620

Basic earnings per share	$0.29	$0.24	$0.87	$0.90

UNIVERSAL TECHNICAL INSTITUTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Diluted earnings per share:
Income available to common shareholders	$3,948	$6,636	$11,706	$21,368
Add redeemable convertible preferred stock dividends	853	—	2,559	776
Add convertible promissory note interest expense, net of taxes	86	—	261	—

Income available to common shareholders	$4,887	$6,636	$14,526	$22,144

Weighted average number of shares
Basic shares outstanding	13,494	27,713	13,433	23,620
Dilutive effect of:
Options related to the purchase of common stock	575	856	628	606
Convertible promissory note payable	654	—	641	—
Convertible preferred stock	10,254	—	10,254	3,083

Diluted shares outstanding	24,977	28,569	24,956	27,309

Diluted earnings per share	$0.20	$0.23	$0.58	$0.81

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

	September 30,	June 30,
	2003	2004
Accounts payable	$5,059	$4,430
Accrued compensation and benefits	13,507	19,367
Other accrued expenses	6,439	6,361

	$25,005	$30,158

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

     At June 30, 2004 we had no outstanding borrowings on our line of credit and total availability was $13.0 million. Outstanding letters of credit at June 30, 2004 were $9.9 million to U.S. Department of

UNIVERSAL TECHNICAL INSTITUTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Education and $7.1 million to surety bond holders. In July 2004, we received a release from the surety bond holders of the requirement to collateralize our outstanding surety bonds through the issuance of a letter of credit. Accordingly, effective July 15, 2004, the $7.1 million letter of credit has been terminated and is no longer outstanding.

     The Second Amendment and Restatement of Credit Agreement contains certain restrictive covenants, including but not limited to maintenance of certain financial ratios and restrictions on capital expenditures, indebtedness, contingent obligations, investments and certain payments. At June 30, 2004, we were in compliance with these covenants.

8. Income Taxes

     Our deferred taxes are reflected in the accompanying Condensed Consolidated Balance Sheets as follows:

	September 30,	June 30,
	2003	2004
Current deferred tax assets, net	$875	$1,151
Noncurrent deferred tax assets, net	155	—
Noncurrent deferred tax (liabilities), net	—	(1,570)

Net deferred tax asset (liability)	$1,030	$(419)

9. Common Stock

     On December 22, 2003, we sold 3.25 million shares of our common stock in an initial public offering for approximately $59.0 million in net cash proceeds, after deducting underwriting commission and offering expenses of approximately $7.7 million. On December 22, 2003, we also consummated an exchange offer pursuant to which we offered to exchange the outstanding shares of our series A, series B and series C preferred stock for shares of our common stock at an exchange price equal to our initial public offering price. An aggregate total of approximately 6,500 shares of series A, series B and series C preferred stock were presented for exchange, representing a face value of approximately $6.5 million, and we issued an aggregate of approximately 0.3 million shares of our common stock. In addition, our series D preferred stock automatically converted to common stock upon the consummation of our initial public offering. Accordingly, the approximately 2,357 shares of series D preferred stock representing a face value of $45.5 million were converted into approximately 10.3 million shares of common stock.

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
(In thousands, except per share amounts)

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

     In April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $284,900 and 19,756 shares of our common stock. The claim is based on the assertion that the former owner of NTT promised them such payments upon completion of a public offering of our common stock. We believe the demand for payment is without merit. On May 14, 2004, a suit was filed in Colorado state court seeking payment in accordance with the demand. We have filed a motion to dismiss due to lack of personal jurisdiction and improper venue.

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

     Our principal business is providing post-secondary education. We also provide manufacturer-specific training. Our manufacturer-specific training operations do not currently meet the quantitative criteria for segments and therefore are not deemed reportable under SFAS No. 131 and are reflected in the Other category. Corporate expenses are allocated to Post-Secondary Education and the Other category.

UNIVERSAL TECHNICAL INSTITUTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Summary information by reportable segment is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2003			June 30, 2004
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$45,300	$3,610	$48,910	$59,188	$3,759	$62,947
Operating income	$9,129	$43	$9,172	$10,996	$(131)	$10,865
Depreciation and amortization	$1,695	$97	$1,792	$2,091	$105	$2,196
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$91,463	$3,820	$95,283	$112,103	$4,656	$116,759

	Nine Months Ended			Nine Months Ended
	June 30, 2003			June 30, 2004
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$131,350	$10,292	$141,642	$174,499	$11,175	$185,674
Operating income	$27,222	$(329)	$26,893	$38,554	$(181)	$38,373
Depreciation and amortization	$4,199	$277	$4,476	$6,027	$282	$6,309
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$91,463	$3,820	$95,283	$112,103	$4,656	$116,759

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our prospectus filed with the Securities and Exchange Commission on April 27, 2004 under Rule 424(b)(4) under the Securities Act of 1933. That prospectus includes our audited consolidated financial statements for our fiscal years ended September 30, 2003 and 2002 and unaudited financial statements for the three months ended December 31, 2003.

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

     Revenue recognition. Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions made for guarantees and scholarships we sponsor. Tuition and fee revenue is recognized on a pro-rata (straight line) basis over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 96% of our net revenues for the nine months ended June 30, 2003 and 97% of our net revenues for the nine months ended June 30, 2004 consisted of tuition. Our net revenues vary from period to period in conjunction with our average student population. Our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 11 to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition payments received as compared to tuition earned and is reflected as a current liability in our consolidated financial statements because it is expected to be earned within the next twelve-month period.

     Allowance for uncollectible accounts. We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans to help students pay that portion of their education expenses not covered by financial aid programs, and student obligations owed to us under these payment plans are unsecured and not guaranteed. Management analyzes accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness, when applicable, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

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

     Bonus costs. We accrue the estimated cost of our bonus programs using current financial and statistical information as compared to targeted financial achievements and actual student graduation outcomes. Although we believe our estimated liability recorded for bonuses is reasonable, actual results could differ and require adjustment of the recorded balance.

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

     Long-lived assets. We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate these assets to determine if their current recorded value is impaired by examining estimated future cash flows. These estimated cash flows are evaluated by using weighted probability techniques, as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the identified asset and charge the impairment as an operating expense in the period in which the determination is made. Although we believe that the carrying value of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.

     Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Goodwill represents a significant portion of our total assets. At June 30, 2004, goodwill represented approximately 17.3% of our total assets, or $20.6 million, and resulted from our acquisition of the parent company of Motorcycle Mechanics Institute and Marine Mechanics Institute in January of 1998. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

     Stock-based compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Several companies recently elected to change their accounting policies and record the fair value of options as an expense. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the grant date. Because no market for our common stock existed prior to completion of our initial public offering in December 2003, prior to that date, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance, forecasted future operating results, the terms of redeemable or convertible preferred stock issued by us, including the liquidation value and other preferences of our preferred stockholders and our expected valuation in an initial public offering.

     Discussions of potential changes to APB 25 and SFAS 123 standards are ongoing and the parties responsible for authoritative guidance in this area may require changes to the applicable accounting standards. On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95,” that would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. The public comment period for the exposure draft closed on June 30, 2004. If we had estimated the fair value of the options on the date of grant using the Black-Scholes model and then amortized this estimated fair value over the vesting period of the options, our net income would have been adversely affected, as shown in the table below.

	Three Months Ending		Nine Months Ending
	June 30,		June 30,
	2003	2004	2003	2004
Net income available to common shareholders — as reported	$3,948	$6,636	$11,706	$21,368
Add stock-based employee option compensation expense included in reported net income, net of taxes	—	81	21	112
Deduct total stock-based employee option compensation expense determined using the fair value based method, net of taxes	(47)	(491)	(116)	(1,047)

Net income — pro forma	$3,901	$6,226	$11,611	$20,433

Earnings per share — basic — as reported	$0.29	$0.24	$0.87	$0.90

Earnings per share — diluted — as reported	$0.20	$0.23	$0.58	$0.81

Earnings per shares — basic — pro forma	$0.29	$0.23	$0.86	$0.86

Earnings per shares — diluted — pro forma	$0.19	$0.22	$0.58	$0.78

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

     As of June 30, 2004, we had a valuation allowance of $16.1 million to reduce our deferred tax assets to an amount that management believes is more likely than not realizable. The valuation allowance primarily relates to a deferred tax asset arising from a capital loss carryforward from the sale of a discontinued business. Should we incur capital gains in the future, we would be able to realize all or part of the capital loss carryforward against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss.

Results of Operations

     The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	48.7%	46.7%	47.0%	44.8%
Selling, general and administrative	32.5%	36.1%	34.0%	34.5%

Total operating expenses	81.2%	82.7%	81.0%	79.3%

Income from operations	18.8%	17.3%	19.0%	20.7%

Interest income	-0.2%	-0.2%	-0.3%	-0.1%
Interest expense	1.9%	0.3%	2.1%	0.6%
Interest expense related parties	0.3%	0.0%	0.1%	0.0%
Other expense	0.0%	0.0%	0.0%	0.4%

Total other expense	2.0%	0.1%	2.0%	1.0%

Income before income taxes	16.8%	17.2%	17.0%	19.7%
Income tax expense	6.4%	6.6%	6.3%	7.8%

Net income	10.4%	10.6%	10.7%	11.9%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 and Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

     Net revenues. Our revenues for the three months ended June 30, 2004 were $63.0 million, representing an increase of $14.0 million, or 28.7%, as compared to net revenues of $48.9 million for the three months ended June 30, 2003. This increase was primarily due to a 23.9% increase in the average undergraduate full-time student enrollment, which increased to 12,517 for the three months ended June 30, 2004 as compared to 10,104 for the three months ended June 30, 2003.

     Our revenues for the nine months ended June 30, 2004 were $185.7 million, representing an increase of $44.0 million, or 31.1%, as compared to net revenues of $141.6 million for the nine months ended June 30, 2003. This increase was primarily due to a 24.8% increase in the average undergraduate full-time student enrollment, which increased to 12,762 for the nine months ended June 30, 2004 as compared to 10,228 for the nine months ended June 30, 2003.

     Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended June 30, 2004 were $29.4 million, representing an increase of $5.5 million, or 23.2%, as compared to educational services and facilities expenses of $23.8 million for the three months ended June 30, 2003. Our educational services and facilities expenses for the nine months ended June 30, 2004 were $83.2 million, representing an increase of $16.7 million, or 25.0%, as compared to educational services and facilities expenses of $66.6 million for the nine months ended June 30, 2003.

     The increases in educational services and facilities expense for the three months and nine months ended June 30, 2004 were primarily due to increased compensation and fringe expenses related to additional educational and operations personnel, rent and utilities associated with expanded campus facilities, depreciation and royalties. Depreciation expense includes an additional charge of approximately $0.3 million for the three months and $0.9 million for the nine months ended June 30, 2004 related to a change in the estimated useful life of leasehold improvements at a campus that we intend to relocate in the fall of 2004 to provide additional capacity. In addition, the increased expenses include costs associated with the start up of our new Pennsylvania campus of approximately $0.4 million for the three months and $0.5 million for the nine months ended June 30, 2004. The increase in educational services and facilities expenses for the nine months ended June 30, 2004 was partially offset by a $0.8 million reduction in estimated tool set expense which was recorded in our first quarter of 2004.

     Educational services and facilities expenses as a percentage of net revenues decreased to 46.7% for the three months ended June 30, 2004 as compared to 48.7% for the three months ended June 30, 2003 and decreased to 44.8% for the nine months ended June 30, 2004 as compared to 47.0% for the nine months ended June 30, 2003. The decreases in educational services and facilities as a percentage of net revenues were primarily attributable to operating efficiencies resulting from increased average student enrollments and improved capacity utilization. Educational services and facilities expenses as a percentage of net revenues for the nine months ended June 30, 2004 was also favorably impacted by a reduction of our estimated tool set expense as previously discussed.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended June 30, 2004 were $22.7 million, an increase of $6.8 million, or 42.8%, as compared to selling, general and administrative expenses of $15.9 million for the three months ended June 30, 2003. Our selling, general and administrative expenses for the nine months ended June 30, 2004 were $64.1 million, an increase of $15.9 million, or 33.0%, as compared to selling, general and administrative expenses of $48.2 million for the nine months ended June 30, 2003.

     The increases in selling, general and administration for the three months and nine months ended June 30, 2004 were primarily due to incremental compensation and fringe expenses related to additional sales representatives and administrative personnel, advertising expenses associated with student leads and enrollment and administrative expenses related to operations as a public company, legal costs and employee training initiatives. In addition, the increased expenses include costs associated with the start up of our new Pennsylvania campus of approximately $0.9 million for the three months and $2.3 million for the nine months ended June 30, 2004. These start up costs primarily consist of additional personnel and costs associated with student leads and enrollment.

     Selling, general and administrative expenses as a percentage of revenue increased to 36.1% for the three months ended June 30, 2004 from 32.5% for the three months ended June 30, 2003 and increased to 34.5% for the nine months ended June 30, 2004 from 34.0% for the nine months ended June 30, 2003. The increases in selling, general and administrative expenses as a percentage of revenue were primarily attributable to the start up costs associated with our new Pennsylvania campus.

     Interest expense. Our interest expense for the three months ended June 30, 2004 was $0.2 million, representing a decrease of $0.9 million, or 82.8%, compared to interest expense of $1.1 million for the three months ended June 30, 2003. Our interest expense for the nine months ended June 30, 2004 was $1.2 million, representing a decrease of $2.0 million, or 62.2%, compared to interest expense of $3.2 million for the nine months ended June 30, 2003. These decreases were primarily due to a reduction in the average debt balance outstanding as a result of our early repayment of approximately $31.5 million in term debt with proceeds received from our initial public offering in December 2003.

     Other expenses. Our other expenses for the nine months ended June 30, 2004 represent the write-off of unamortized deferred financing costs of approximately $0.8 million related to the early retirement of our term debt.

     Income taxes. Our provision for income taxes for the three months ended June 30, 2004 was $4.1 million, or 38.4% of pretax income, compared to $3.1 million, or 38.0% of pretax income, for the three months ended June 30, 2003. The higher effective tax rate for the comparative three months ended June 30, 2004 is primarily attributable to non-deductible costs related to our secondary offering.

     Our provision for income taxes for the nine months ended June 30, 2004 was $14.5 million, or 39.5% of pretax income, compared to $8.9 million, or 37.1% of pretax income, for the nine months ended June 30, 2003. The higher effective tax rate for the comparative nine months ended June 30, 2004 is primarily attributable to a higher effective state tax rate as a result of recognizing a smaller release of state tax reserves as compared to the previous period and non-deductible costs related to our secondary offering.

Seasonality and Trends

     Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third fiscal quarter than in the remainder of our fiscal year because fewer students are enrolled during the summer months. Our expenses, however, do not vary significantly with changes in our student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuation in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. In addition, our net revenues for the first fiscal quarter are adversely affected by the fact that we do not recognize revenue during the calendar year-end holiday break, which falls primarily in that quarter.

     Operating income is negatively impacted during the initial start up phase of new campus expansions. We incur sales and marketing costs as well as campus personnel costs in advance of the campus facility opening. Typically we begin to incur such costs approximately 15 months in advance of the campus opening with the majority of such costs being incurred in the 9 months time period prior to a campus opening. During the current year, we initiated expansion efforts for one new campus, located in Exton, Pennsylvania, which opened in July 2004. Pre-opening costs incurred were $0.7 million in the first quarter, $0.8 million in the second quarter and $1.2 million in the third quarter of 2004. We are currently in the process of evaluating additional site locations for the opening of two new campuses. It is currently anticipated that we would open one new campus during our fourth quarter of our fiscal year 2005 with an additional campus opening in the first half of our fiscal year 2006. We believe our operating income in our fiscal year 2005 will be negatively impacted as a result of pre-opening costs associated with opening two new campus locations as compared to one new campus location in the current year.

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

     Net cash from operations increased $16.1 million, or 62.3%, from $25.8 million to $41.9 million for the nine months ended June 30, 2003 and 2004, respectively. This increase was primarily attributable to increased operating performance of approximately $7.0 million, which includes the effect of increased depreciation expense and other non-cash charges, the timing of tuition funding and other working capital changes. The timing of tuition funding resulted in a decrease in accounts receivable of $4.2 million and an increase in deferred revenue of $0.6 million resulting in combined cash flow of approximately $4.8 million. This represents an increase in cash flow of approximately $7.4 million from the comparable nine months ended June 30, 2003.

     Net cash used in investing activities increased $6.4 million from $5.7 million to $12.1 million for the nine months ended June 30, 2003 and 2004, respectively. This increase is primarily attributable to facility improvement and expansion efforts.

     Capital expenditures are expected to increase as we upgrade current equipment and expand facilities or open new facilities to meet increased student enrollments. We anticipate capital expenditures relative to our mature locations to be approximately 5% to 6% of revenues. New campus capital expenditures related to training aids and administrative needs typically are in the $5.0 million range and are incurred over a two year time period. We expect to be able to fund these capital expenditures with cash generated from operations.

     We currently lease all of our campus and manufacturer training facilities. As we execute our growth strategy, strategic acquisitions of campus or manufacturer training facilities may be considered. In addition, although our current growth strategy is to continue our internal growth, strategic acquisitions of operations would be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our senior credit facilities, we may incur additional debt or issue additional debt or equity securities.

     Net cash provided by financing activities increased approximately $4.4 million from ($2.4) million to $2.0 million for the nine months ended June 30, 2003 and 2004, respectively. This increase is attributable to the approximately $59.0 million of net cash received from our initial public offering in December 2003 and our application of the net proceeds to repay our then outstanding long term debt in the principal amount of $31.5 million and redeem our remaining preferred stock and pay all accrued and unpaid dividends, together totaling approximately $25.5 million.

     In conjunction with completing our initial public offering, we entered into an amendment to our Second Amendment and Restatement of Credit Agreement. The amendment provided for application of the payment from our initial public offering to be applied on a pro-rata basis against all remaining scheduled installments on the term debt and reaffirmed March 31, 2007 as the maturity of our revolving line of credit. At June 30, 2004 there were no outstanding borrowings on our line of credit and total availability was $13.0 million. Outstanding letters of credit at June 30, 2004 were $9.9 million to U.S. Department of Education and $7.1 million to surety bond holders. During July 2004 we received a release from the requirement to collateralize our outstanding surety bonds through the issuance of a letter of credit. Accordingly, effective July 15, 2004 the $7.1 million letter of credit has been terminated and is no longer outstanding.

     The Second Amendment and Restatement of Credit Agreement contains certain restrictive covenants, including but not limited to maintenance of certain financial ratios and restrictions on capital expenditures, indebtedness, contingent obligations, investments and certain payments. At June 30, 2004, we were in compliance with these covenants.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal exposure to market risk is related to interest rate changes. However, as a result of completing our initial public offering, we have been able to repay in full our term debt, leaving only miscellaneous capital equipment leases which are not material.

Cautionary Factors That May Affect Future Results

     This report contains forward-looking information about our company’s financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	possible failure or inability to obtain regulatory consents and certifications for new campuses and campus expansions;

•	changes in laws and regulations affecting post-secondary education, including Title IV funding;

•	governmental inquiries or investigations and increased litigation;

•	our ability to manage our planned growth, both internally and at new campuses or schools;

•	competitive developments affecting our industry, including pricing pressures in newer markets;

•	changes in demand for our programs;

•	increased investment in management and capital resources;

•	increase in interest rates adversely affecting a student’s ability to secure additional loans;

•	the timing and number of new campuses that we open or acquire;

•	growth in costs and expenses;

•	construction delays with respect to new campuses;

•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown;

•	the effectiveness of our advertising and promotional efforts;

•	changes in generally accepted accounting principles;

•	increased expenses related to compliance and our ability to comply with Section 404 of Sarbanes-Oxley effective with our fiscal year ending September 30, 2005;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas; and

•	potential increased competition.

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

Item 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     In April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $284,900 and 19,756 shares of our common stock. The claim is based on the assertion that the former owner of NTT promised them such payments upon completion of a public offering of our common stock. We believe the demand for payment is without merit. On May 14, 2004, a suit was filed in Colorado state court seeking payment in accordance with the demand. We have filed a motion to dismiss due to lack of personal jurisdiction and improper venue.

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

April 23, 2004. Item 9, regarding UTI’s intention to enter into a long-term lease agreement for additional facilities at its Orlando, Florida campus and reconfirming annual guidance.

May 12, 2004. Items 7 and 12, regarding results of operations and financial condition for the quarter ended March 31, 2004.

June 1, 2004. Item 5, announcing that certain members of its executive management team have established 10b5-1 plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: August 16, 2004	By:	/s/ Jennifer L. Haslip
Jennifer L. Haslip
Senior Vice President and Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.