Form 10-K
period 2004-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2004-12-23
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

Commission File Number 1-31923

UNIVERSAL TECHNICAL INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0226984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20410 North 19th Avenue, Suite 200
Phoenix, Arizona 85027	(623) 445-9500
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     As of December 15, 2004, 27,825,868 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2004) was approximately $581,212,809 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

Documents Incorporated by Reference

     Portions of the proxy statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part II (Item 5) and Part III of this Form 10-K.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2004

PART I

ITEM 1. BUSINESS

Overview

     We are a leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians, as measured by total undergraduate enrollment and number of graduates. We offer undergraduate degree, diploma and certificate programs at eight campuses across the United States, and manufacturer-sponsored advanced programs at 22 dedicated training centers. For the twelve months ended September 30, 2004, our average undergraduate enrollments were 13,076 full-time students. We have provided technical education for nearly 40 years.

     We believe that the market for qualified service technicians is large and growing. In 2002, the U.S. Department of Labor estimated that there were approximately 818,000 working automotive technicians in the United States, and that this number was expected to increase by 12% from 2002 to 2012. Other 2002 estimates provided by the U.S. Department of Labor indicate that, from 2002 to 2012, the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair are expected to increase by 14%, 13%, 19% and 18%, respectively. This increasing need for technicians is due to a variety of factors, including technological advancement in the industries our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service, as well as an aging and retiring workforce that generally requires retraining to keep up with technological advancements and maintain its technical competency. As a result of these factors, there will be an annual average of approximately 50,800 new job openings for new entrants from 2002 to 2012 in the fields we serve, according to data collected by the U.S. Department of Labor. In addition to the increase in demand for newly qualified technicians, manufacturers are increasingly outsourcing their training functions, seeking preferred education partners that can offer high quality curricula and that have a national presence to meet the employment and advanced retraining needs of their national dealer networks.

     We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. By staying current on the equipment and technology employed by OEMs, we are able to continuously refine and expand our programs and curricula. We believe that our industry-oriented educational philosophy and national presence have enabled us to develop valuable industry relationships that provide us with a significant competitive strength and support our market leadership. We are a primary, and often the sole, provider of manufacturer-based training programs pursuant to written agreements with various OEMs whereby we provide technician training programs using their vehicles, equipment, specialty tools and curricula. These OEMs include: Audi of America; American Honda Motor Co., Inc. (for marine applications); BMW of North America, LLC; Ford Motor Co.; International Truck and Engine Corp.; Jaguar Cars, Inc.; Mercedes-Benz USA, LLC; Mercury Marine; Porsche Cars of North America, Inc.; Toyota Motor Sales, U.S.A., Inc.; Volkswagen of America, Inc.; and Volvo Cars of North America, Inc. In addition, we provide technician training programs pursuant to oral agreements with the following OEMs: American Honda Motor Co., Inc. (for motorcycle applications); American Suzuki Motor Corp.; Harley-Davidson Motor Co.; Kawasaki Motors Corp. U.S.A.; Volvo Penta of the Americas, Inc.; and Yamaha Motor Corp., USA.

     Through our campus-based undergraduate programs, we offer specialized technical education under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). The majority of our undergraduate programs are designed to be completed in 12 to 18 months and culminate in an occupational associate’s degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $18,000 to $34,000 per program, primarily depending on the nature and length of the program. Upon completion of one of our automotive or diesel undergraduate programs, qualifying students have the opportunity to enroll in one of the manufacturer-sponsored advanced training programs that we offer. These training programs are manufacturer-specific and are offered in a facility in which the OEM supplies the vehicles, equipment, specialty tools and curricula. Tuition for these advanced training programs is paid by each participating OEM or dealer in return for a commitment by the student to work for a dealer of that OEM upon graduation. We also provide continuing education and retraining to experienced technicians at our customers’ sites or in our training facilities.

Available Information

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (www.uticorp.com under the “Company Info – Investor Relations – SEC Filings” captions) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website. Information contained on our website is not a part of this Report.

     In Part II (Item 5) and Part III of this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2005 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or before January 14, 2005, our proxy statement for the 2005 Annual Meeting of Stockholders will be available on our website (www.uticorp.com) under the “Company Info – Investor Relations – SEC Filings” captions.

     Information relating to corporate governance at UTI, including our Code of Conduct for all of our employees and our Supplemental Code of Ethics for Chief Executive Officer and Senior Financial Officers, and information concerning Board Committees, including Committee charters, is available on our website at www.uticorp.com under the “Company Info – Investor Relations – Corporate Governance” captions. We will provide any of the foregoing information without charge upon written request to Universal Technical Institute, Inc., 20410 North 19th Avenue, Suite 200, Phoenix, Arizona 85027.

Business Strategy

     Our goal is to maintain and strengthen our role as a leading provider of technical education services. We intend to pursue the following strategies to attain this goal:

•	Open New Campuses. We continue to identify new markets that we believe will complement our established campus network and support further growth. We believe that there are a number of local markets, in regions where we do not currently have a campus, with both pools of interested prospective students and career opportunities for graduates. By establishing campuses in these locations, we believe that we will be able to supply skilled technicians to local employers, as well as provide educational opportunities for students otherwise unwilling to relocate to acquire a post-secondary education. Additional locations will also provide us with an opportunity to expand our relationships with OEMs by providing a graduate population with greater geographic reach. We opened our Exton, Pennsylvania campus in July 2004 where we are initially offering programs in automotive technology. In addition, we have entered into a real estate purchase agreement and an agreement to retrofit the existing building for a campus to be located near Boston, Massachusetts. We have also entered into a long-term, real property lease agreement for an additional campus that we intend to open in Sacramento, California. These new campus locations are expected to open for operations in the next 9 to 15 months.

•	Increase Recruitment and Marketing. Since our founding in 1965, we have grown our business and expanded our campus platform to establish a national presence. Through the UTI, MMI and NTI brands, our undergraduate campuses and advanced training centers currently provide us with local representation covering several geographic regions across the United States. Supporting our campuses, we maintain a national recruiting network of approximately 235 education representatives who are able to identify, advise and enroll students from all 50 states. We plan to hire additional education representatives to enhance our recruitment coverage in territories where we are currently active in recruiting students and to expand into new regions and cities. We believe that additional education representatives, combined with increased marketing spending, will increase our national presence and enable us to better target the prospective student pool from which we recruit. We support our education representatives’ recruiting efforts with a national multimedia marketing strategy that includes television, enthusiast magazines, direct mail and the internet.

•	Seek Additional Industry Relationships. We work closely with OEMs to develop brand-specific education programs. Participating manufacturers typically assist us in developing course content and curricula, and provide us with equipment, specialty tools and parts at no charge. In addition, the manufacturer or dealer pays the full tuition of each student enrolled in our advanced training programs. Our collaboration with OEMs enables us to provide highly specialized education to our students, resulting in improved employment opportunities and the potential for higher wages for graduates. We actively seek to develop new relationships with leading OEMs, dealership networks and other industry participants. Securing such relationships will enable us to further drive undergraduate enrollment growth, diversify funding sources and expand the scope and increase the number of the programs we offer. We believe that these relationships are also valuable to our industry partners since our programs provide them with a steady supply of highly trained service technicians and are a cost-effective alternative to in-house training. Therefore, we believe that these relationships will also provide us additional incremental revenue opportunities from retraining OEMs’ existing employees.

In addition to our curriculum-based relationships with OEMs, we develop and maintain a variety of complementary relationships with parts and tools suppliers, enthusiast organizations and other participants in the industries we serve. These relationships provide us with a variety of strategic and financial benefits, including equipment sponsorship, new product support, licensing and branding opportunities, and selected financial sponsorship for our campuses and students. We believe that these relationships improve the quality of our educational programs, reduce our investment cost of equipping classrooms, enable us to expand the scope of our programs, strengthen our graduate placements and enhance our overall image within the industry.

•	Expand Program Offerings. As the industries we serve become more technologically advanced, the requisite training for qualified technicians continues to increase. We continually work with our industry customers to expand and adapt our course offerings to meet their needs for skilled technicians. We also intend to increase the number of specialized or manufacturer-specific electives we offer in our undergraduate programs, such as our Hot Rod U high performance series and our Ford-certified elective. During our 2004 fiscal year, we successfully added the Toyota Professional Automotive Training (TPAT) program as a manufacturer-specific elective for our undergraduate students at our Glendale Heights, Illinois campus. In September 2004, we began providing a pilot online automotive training program under the brand FlexTech. FlexTech is a blended online and onsite program offered at our Avondale, Arizona campus, which provides flexibility for our students and increases campus capacity. Additionally, we expanded the program offerings at our Orlando, Florida campus, which previously only provided motorcycle and marine technician training, to include an automotive technology program.

•	Consider Strategic Acquisitions. We selectively consider acquisition opportunities that, among other factors, would complement our program offerings, benefit from our expertise and scale in marketing and administration and could be integrated into our existing operations.

Schools and Programs

     Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). The majority of our undergraduate programs are designed to be completed in 12 to 18 months and culminate in an occupational associate’s degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $18,000 to $34,000 per program, primarily depending on the nature and length of the program. Undergraduate programs at seven of our campuses are accredited and eligible for federal Title IV financial aid funding. The undergraduate programs offered at our Exton, Pennsylvania campus, which opened in July 2004, are not yet eligible to participate in Title IV financial aid funding. We completed our application with the Department of Education for Title IV funding for our Exton, Pennsylvania campus in October 2004 and are awaiting approval. Upon completion of one of our automotive or diesel undergraduate programs, qualifying students have the opportunity to enroll in one of our advanced, manufacturer-specific training programs. These programs are offered in facilities in which OEMs supply the vehicles, equipment, specialty tools and curricula. Tuition for the advanced training programs is paid by each participating OEM or dealer in return for a commitment by the student to work for a dealer of that OEM upon graduation. We also provide continuing education and retraining to experienced technicians.

     Our undergraduate schools and programs are summarized in the following table:

		Date
		Training
School	Location	Commenced	Principal Programs
UTI	Avondale, Arizona	1965	Automotive; Diesel & Industrial; Automotive/Diesel;
			Automotive/Diesel & Industrial; FlexTech

UTI	Houston, Texas	1983	Automotive; Diesel & Industrial; Automotive/Diesel;
			Automotive/Diesel & Industrial; Collision Repair and Refinishing

UTI	Glendale Heights, Illinois	1988	Automotive; Diesel & Industrial; Automotive/Diesel;
			Automotive/Diesel & Industrial

UTI	Rancho Cucamonga, California	1998	Automotive

UTI	Exton, Pennsylvania	2004	Automotive

MMI	Phoenix, Arizona	1973	Motorcycle

MMI	Orlando, Florida	1986	Automotive; Motorcycle; Marine

NTI	Mooresville, North Carolina	2002	Automotive with NASCAR

     In addition, we have announced plans for a new automotive technician training campus in the Boston, Massachusetts suburb of Norwood, which we anticipate will open in the fourth quarter of our 2005 fiscal year, and a new automotive technician training campus in Sacramento, California, which we anticipate will open in the first half of our 2006 fiscal year.

  Universal Technical Institute (UTI)

     UTI offers automotive, diesel & industrial, and collision repair and refinishing programs that are master certified by the National Automotive Technicians Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE). Currently, our new Exton, Pennsylvania campus and our FlexTech program are not NATEF certified. All UTI programs are accredited and culminate in an occupational associate’s degree or diploma, depending on the program and campus. Students also have the option to enhance their core program through the Ford Accelerated Credential Training (FACT) elective at each of our UTI campuses. In addition, we offer the Toyota Professional Automotive Technician (TPAT) elective at our Glendale Heights, Illinois campus and the Toyota Professional Collision Training (TPCT) elective at our Houston, Texas campus.

•	Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. The program ranges from 51 to 68 weeks in duration, and tuition ranges from $19,500 to $29,950. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments.

•	Diesel & Industrial Technology. Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. The program is 45 weeks in duration and tuition ranges from $19,600 to $20,200. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•	Automotive/Diesel Technology. Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. The program ranges from 69 to 84 weeks in duration and tuition ranges from approximately $25,800 to $32,350. Graduates of this program typically can work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships.

•	Automotive/Diesel & Industrial Technology. Established in 1970, the Automotive/Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 90 weeks in duration and tuition ranges from $26,850 to $33,500. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including material handling, construction, transport refrigeration or farming.

•	Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program teaches students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program is from 54 to 57 weeks in duration and tuition ranges from $22,700 to $23,800. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

  Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•	Motorcycle. Established in 1973, this MMI program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 57 to 81 weeks in duration and tuition ranges from $18,200 to $24,900. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by all five major motorcycle manufacturers. We have oral understandings with American Honda Motor Co., Inc., American Suzuki Motor Corp., Harley-Davidson Motor Co., Kawasaki Motors Corp., U.S.A. and Yamaha Motor Corp., USA. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting our course development, equipment and product donation, and instructor training. Our oral understandings with these manufacturers may be terminated without cause by either party at any time.

•	Marine. Established in 1991, this MMI program is designed to teach students how to diagnose, service and repair boats and personal watercraft. The program is 60 weeks in duration and tuition is approximately $21,200. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers. We have oral agreements for manufacturer-specific training offered to our students as required courses with American Honda Motor Co., Inc., Mercury Marine, American Suzuki Motor Corp. and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co. Inc. that expires on March 31, 2005 and Mercury Marine that expires on August 30, 2006. In addition we are continuing to provide dealer training under an agreement with Volvo Penta of the Americas, Inc. that expired on October 31, 2004. These marine manufacturers support us through their endorsement of our curricula content, assisting our course development, equipment and product donation, and instructor training. Our oral understanding with these manufacturers may be terminated without cause by either party at any time.

•	Automotive. In July 2004, we expanded the UTI Automotive Technology program to our Orlando, Florida MMI campus. The program is 51 weeks in duration and the tuition is $21,650. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments.

  NASCAR Technical Institute (NTI)

     Established in 2002, NTI offers the same type of automotive training as UTI does, but with additional NASCAR-specific courses. In addition to the training received in our Automotive Technology program, students are able to learn first-hand on NASCAR engines and equipment and to learn specific skills required for entry-level positions in NASCAR-related career opportunities. The program ranges from 48 to 78 weeks in duration and tuition ranges from $23,000 to $33,700. Similar to graduates of the Automotive Technology program, NTI graduates are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. A small percentage of these graduates may have the opportunity to work as technicians on NASCAR teams.

  Manufacturer-Sponsored Programs

•	Advanced Training Programs. Pursuant to written agreements, we offer manufacturer-specific advanced training programs for the following companies: Audi of America; BMW of North America, LLC; International Truck and Engine Corp.; Jaguar Cars, Inc.; Mercedes-Benz USA, LLC; Porsche Cars of North America, Inc.; Volkswagen of America, Inc.; and Volvo Cars of North America, Inc.

•	Audi and Volkswagen. We have a written agreement with Audi of America and Volkswagen of America, Inc. whereby we provide Audi Academy training programs at our Avondale, Arizona, Glendale Heights, Illinois and Allentown, Pennsylvania training facilities using tools, equipment and vehicles provided by Audi. In addition, we provide Volkswagen Academy Technician Recruitment Program (VATRP) training at our Rancho Cucamonga, California, Glendale Heights, Illinois and Allentown, Pennsylvania training facilities using tools, equipment and vehicles provided by Volkswagen. This agreement expires on December 31, 2006 and may be terminated for cause by either party.

•	BMW. We have a written agreement with BMW of North America, LLC whereby we provide BMW’s Service Technician Education Program (STEP) at our Avondale, Arizona, Orlando, Florida, Upper Saddle River, New Jersey and our Houston, Texas training facilities and at BMW’s Ontario, California training facility, using tools, equipment and vehicles provided by BMW. This agreement expires on December 31, 2004, and may be terminated for cause by either party. This agreement is not exclusive, though, for the duration of its term, BMW may not enter into a similar agreement with any other institution that would conduct such program within 100 miles of an existing UTI program; and we may not provide manufacturer-specific training for any other automotive manufacturer at our BMW training facilities.

•	International Truck. We have a written agreement with International Truck and Engine Corp. whereby we provide the International Technician Education Program (ITEP) training program at our training facility in Carol Stream, Illinois, using tools, equipment and vehicles provided by International Truck.

This agreement expires on December 31, 2005 and may be terminated without cause by either party upon 180 days written notice.

•	Jaguar. We have a written agreement with Jaguar Cars, Inc. whereby we provide the Professional Automotive Career Education (PACE) training program at our training facility in Orlando, Florida using tools, equipment and vehicles provided by Jaguar. This agreement expires on May 31, 2006 and may be terminated for cause by either party. This agreement is not exclusive, though Jaguar may not enter into a similar agreement with any other institution that would conduct a program within 100 miles of an existing UTI program.

•	Mercedes-Benz. We have a written agreement with Mercedes-Benz USA, LLC whereby we provide the Mercedes-Benz ELITE training program at our Rancho Cucamonga, California, Houston, Texas, Orlando, Florida and Glendale Heights, Illinois training facilities as well as our training center in Allentown, Pennsylvania using tools, equipment and vehicles provided by Mercedes-Benz. We also provide the Mercedes-Benz ELITE Collision Repair Training (CRT) program at our Houston, Texas facility. The agreement expires on May 31, 2006 for the Houston, Texas location and September 30, 2005 for all other locations. The agreement is not exclusive and may be terminated at any time upon 60 days written notice.

•	Porsche. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program (PTAP) at a Porsche Training Center in Atlanta, Georgia, using tools, equipment and vehicles provided by Porsche. This agreement expires on August 31, 2005, is exclusive of all other institutions and may be terminated without cause by Porsche upon 30 days written notice.

•	Volvo. We have a written agreement with Volvo Cars of North America, Inc. whereby we conduct Volvo’s Service Automotive Factory Education (SAFE) program training at our training centers in Glendale Heights, Illinois and Avondale, Arizona using training and course materials approved by Volvo and training vehicles and tools provided by Volvo. This agreement expires on October 31, 2006 and may be terminated by Volvo prior to the expiration date, provided that Volvo would compensate us for all ongoing SAFE classes at the time of such early termination.

These programs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. The programs range from 12 to 27 weeks in duration, and tuition is paid by the manufacturer or dealer. The manufacturer also supplies equipment for the courses.

•	Retraining. Technicians in all of the industries we serve are in regular need of retraining or certification on new technologies. Increasingly, manufacturers such as American Honda Motor Co., Inc.; BMW of North America, LLC; Mercedes-Benz USA, LLC; Mercury Marine; Volkswagen of America, Inc. and Volvo Penta of the Americas, Inc. are outsourcing a portion of this training to education providers such as our company.

Industry Relationships

     We have a network of industry relationships that provide a wide range of strategic and financial benefits, including product/financial support, licensing and manufacturer training.

•	Product/Financial Support. Product/financial support is an integral component of our business strategy and is present throughout our schools. In these relationships, sponsors provide their products, including equipment and supplies, at reduced or no cost to us in return for our use of those products in the classroom. In addition, they may provide financial sponsorship to either us or our students. Product/financial support is an attractive marketing channel for sponsors because our classrooms provide them with early access to the future end-users of their products. As students become familiar with a manufacturer’s products during training, they may be more likely to continue to use the same products upon graduation. Our product support relationships allow us to minimize the equipment and supply costs in each of our classrooms and significantly reduces the capital outlay necessary for operating and equipping our campuses.

     An example of a product/financial support relationship is:

•	Snap-on Tools. At various stages in our undergraduate programs, students receive a Snap-on Tools entry-level tool set having an approximate retail value of $1,000. We purchase these tool sets from Snap-on Tools at a discount from their list price pursuant to a written agreement. This agreement expires in January 2009. In the context of this relationship, we have granted Snap-on Tools exclusive access to our campuses and display advertising and we have agreed to use Snap-on tools to train our students. We receive credits from Snap-on Tools for student tool kits purchased by UTI and any additional purchases made by our students. We can then redeem those credits to purchase Snap-on Tools equipment and tools for our campuses at the full retail list price.

•	Licensing. Licensing encompasses our affiliation with key industry brands. We pay a licensing fee and, in return, receive the right to use a particular industry participant’s name or logo in our promotional materials and on our campuses. We believe that our current and potential students generally identify favorably with the recognized brand names licensed to us, enhancing our reputation and the effectiveness of our marketing efforts.

     An example of a licensing arrangement is:

•	NASCAR. In July 1999, we entered into a licensing arrangement with NASCAR and became its exclusive education provider for automotive technicians. This written agreement expires on June 30, 2007 and may be terminated for cause by either party at any time prior to its expiration. In July 2002, the NASCAR Technical Institute opened in Mooresville, North Carolina. More than 1,500 students currently attend this campus. This relationship provides us with access to the network of NASCAR sponsors, presenting us with the opportunity to enhance our product support relationships. The popular NASCAR brand name combined with the opportunity to learn on high-performance cars is a powerful recruiting and retention tool for a broad group of potential students.

•	Manufacturer Training. Manufacturer training relationships provide benefits to us that impact each of our education programs. These relationships support entry-level training tailored to the needs of a specific manufacturer, as well as continuing education and retraining of experienced technicians. In our entry-level programs, students receive training and certification on a given manufacturer’s products. In return, the manufacturer supplies equipment, specialty tools and parts, and assistance in developing curricula. Students who receive this training are often certified to work on that manufacturer’s products when they complete the program. The certification typically leads to both improved employment opportunities and the potential for higher wages. Manufacturer training relationships lower the capital investment necessary to equip our classrooms and provide us with a significant marketing advantage. In addition, through these relationships, manufacturers are able to increase the pool of skilled resources available to service and repair their products.

We actively seek to extend our relationship with a given manufacturer by providing the manufacturer’s retraining. Like the advanced training, these programs are built on a training relationship under which the manufacturer not only provides the equipment and curricula but also pays for the students’ tuition. These retraining courses often take place within our existing facilities, allowing the manufacturer to avoid the costs associated with establishing its own dedicated facility.

     Examples of manufacturer training relationships include:

•	American Honda Motor Co., Inc. We provide continuing marine and motorcycle training for experienced American Honda technicians utilizing training materials and curricula provided by American Honda. Pursuant to a written agreement, our instructors provide marine training at American Honda-authorized training centers across the United States. The marine training agreement expires on March 31, 2005. This agreement may be terminated for cause by American Honda at any time prior to its expiration. Pursuant to an oral agreement, we oversee the administration of the motorcycle training program, including technician enrollment. Our instructors provide the motorcycle training at American Honda-authorized training centers across the United States. The motorcycle training agreement expired upon completion of the final class taught in September 2004 and the program is operating under the terms and conditions of the expired agreement. We are currently in negotiation for the renewal of the contract. Pursuant to two oral agreements, American Honda Motor Co., Inc. supports our campus training program called HonTech® by donating equipment and providing curricula.

•	Ford Motor Company. Pursuant to a written agreement, we offer the Ford Accelerated Credential Training (FACT) elective to all of the students in our Automotive, Automotive/Diesel and Automotive/Diesel & Industrial programs. The FACT elective is a 15-week course in Ford-specific training, during which students are able to earn Ford certifications. Ford Motor Company provides the curriculum, vehicles, specialty equipment and other training aids required in this elective. This agreement has an indefinite term and may be terminated without cause by either party upon six months written notice.

•	Mercedes-Benz USA, LLC. Pursuant to a written agreement, we offer the Mercedes-Benz ELITE training program. This 16-week advanced training program enables students to earn Mercedes-Benz training credits in service maintenance, diagnosis and repair of most Mercedes-Benz vehicle systems. Highly ranked graduates of UTI’s Automotive and Automotive/Diesel programs may apply for acceptance into the Mercedes-Benz ELITE training program. Tuition for the program is paid by the manufacturer. All curricula, vehicles, specialty tools and training aids are provided by Mercedes-Benz. This agreement expires on September 30, 2005 and may be terminated without cause by Mercedes-Benz upon 60 days written notice. Pursuant to an addendum to our agreement with Mercedes-Benz that expires on May 31, 2006, we renewed the Mercedes-Benz ELITE training program for graduates of the CRRT program. In addition, we provide training for Mercedes-Benz factory technicians on a regular basis at our Houston, Texas facility.

•	Toyota. We have a written agreement with Toyota Motor Sales, U.S.A., Inc. to offer the Toyota Professional Automotive Technician (TPAT) program, a Toyota and Lexus brand-specific training program. The program uses training and course materials as well as training vehicles and equipment provided by Toyota. This agreement expires on March 31, 2008 and may be terminated without cause by either party upon 30 days written notice, provided that TPAT training courses for enrolled students will continue to completion.

Student Recruitment Model

     We strive to increase our school enrollment and profitability through a dual pronged sales and marketing effort designed to maximize market penetration. Our strategy is to recruit a geographically dispersed and demographically diverse student body, including both recent high school graduates and adults. Due to the diverse backgrounds and locations of students who attend our schools, we utilize a variety of marketing techniques to recruit applicants to our programs, including:

•	Field-Based Representatives. Our field-based education representatives recruit prospective students from high schools across the country. Over the last three fiscal years, approximately 60% of our student population has been recruited directly out of high school. Currently, we have approximately 150 field-based education representatives with assigned territories covering the United States and U.S. territories. Our field-based education representatives recruit students by making career presentations at high schools and direct presentations at the homes of prospective students.

Our reputation in local, regional and national business communities, endorsements from high school guidance counselors and the recommendations of satisfied graduates are some of our most effective recruiting tools. Accordingly, we strive to build relationships with the people who influence the career decisions of prospective students, such as vocational instructors and high school guidance counselors. Every year, we conduct seminars for high school career counselors and instructors at our training facilities and campuses as a means of further educating these individuals on the merits of our programs.

•	Campus-Based Representatives. In addition to our field-based education representatives, we use campus-based representatives to recruit students. These representatives respond to targeted marketing leads and inbound inquiries to directly recruit new students — typically adults returning to school — from anywhere across the United States. Currently, we have approximately 85 campus-based education representatives. Since working adults tend to start our programs throughout the year instead of in the fall as is most typical of traditional school calendars, these students help balance our enrollment throughout the year.

•	Marketing and Advertising. We make use of multiple direct and indirect marketing and advertising channels aimed at prompting enthusiasts and underemployed or unemployed prospective students to contact us. We select various advertising methods on a national, regional and local basis to drive enrollments at our campuses. We utilize television advertising on national cable networks such as Speed Channel, Fox Sports Net, Spike TV (formerly known as TNN) and Outdoor Life Network, as well as on local stations. We advertise in both national and regional automotive, motorcycle and marine enthusiast publications, including Harley-Davidson’s enthusiast publication which has a circulation of over 1,100,000. We also employ direct mailings and maintain a proprietary database that enables us to target both high school students and working adults throughout the year.

Student Admissions and Retention

     We currently employ approximately 235 field- and campus-based education representatives who work directly with prospective students to facilitate the enrollment process. At each campus, student admissions are overseen by an admissions department that reviews each application. We screen prospective student applications to increase the likelihood that all admitted students are capable of completing the requisite coursework and are ready to obtain employment following graduation. Different programs have varying admissions standards. For example, applicants for our UTI Avondale location, which offers an associate of occupational studies (AOS) degree, must be at least 16 years of age and have a high school diploma (or its equivalent) or certification of high school equivalency (G.E.D.). Applicants at all other locations must either be at least 16 years of age and have a high school diploma (or its equivalent) or G.E.D. or be at least 21 years of age and have the ability to benefit from the training as demonstrated by personal interviews and performance on the Wonderlic Scholastic Level Exam.

     To maximize student persistence, we have student services professionals and other resources to assist and advise students regarding academic, financial, personal and employment matters. Our consolidated student completion rate is typically above 70%, which we believe compares favorably with the student completion rates of other providers of comparable educational/training programs.

Enrollment

     We enroll students continuously throughout the year. For the twelve months ended September 30, 2004, we had an average enrollment of 13,076 full-time undergraduate students, representing an increase of approximately 23.7% as compared to the twelve months ended September 30, 2003 and making us the largest provider of post-secondary education in our fields of study in the United States. Currently, our student body is geographically diverse, with a majority of our students at most campuses having relocated to attend our programs. For the twelve months ended September 30, 2002, 2003 and 2004, we had average undergraduate enrollments of 8,277, 10,568 and 13,076 full-time undergraduate students, respectively.

Graduate Placement

     We believe that securing employment for our graduates is critical to our ability to attract high quality prospective students. In addition, high placement rates are directly correlated to low student loan default rates, an important requirement for continuing participation in Title IV federal funding programs. Accordingly, we dedicate significant resources to maintaining an efficient graduate placement program. We recently completed a system conversion relating to our graduate placement statistics. As a result of the conversion, we have elected to change our calculation of placement to include our manufacturer-specific advanced training (MSAT) programs and to limit the calculation period to 12 months beyond core program graduation and six months beyond MSAT completion. Using this calculation, our placement rate for fiscal 2003 was 87%. Under our previous placement calculation, our placement rate for fiscal 2003 was 89%.

     Our schools develop job opportunities and referrals. During the course of each program, students receive instruction on job search and interviewing skills and have available reference materials and assistance with the composition of resumes.

     Employers may participate in the Tuition Reimbursement Incentive Program (TRIP), whereby employers of our graduates make some or all of the graduates’ monthly student loan payments for as long as they employ the graduate or until the loan is paid in full, whichever is earlier. We believe that TRIP provides us with a more compelling value proposition to prospective students and further enhances our relationship with our OEM partners.

Faculty and Employees

     Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs that we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. Generally, our existing instructors have between four and seven years teaching experience and our average undergraduate student-to-teacher ratio is approximately 22-to-1.

     The support team of each school includes a school director, a director of graduate placement, an education director, a director of student services, a financial-aid director, a division controller and a director of admissions. As of September 30, 2004, we had approximately 1,800 full-time employees, including approximately 420 student support employees and approximately 780 full-time instructors.

     Our employees are not represented by labor unions and are not subject to collective bargaining agreements. We have never experienced a work stoppage, and we believe that we have a good relationship with our employees. However, as we open or acquire campuses in new geographic areas, we may encounter employees who desire or maintain union representation.

Competition

     The career-oriented school industry is highly fragmented, with no one provider or public institution controlling a significant market share. Generally, there is limited direct competition between career-oriented schools and traditional four-year colleges or universities. Our main competitors are traditional public and private two-year junior and community colleges, other proprietary career-oriented schools and technical schools, including Lincoln Technical Institute and Wyoming Technical Institute, which is owned by Corinthian Colleges, Inc. We compete at a local and regional level based primarily on the content, visibility and accessibility of academic programs, the quality of instruction and the time necessary to enter the workforce. We believe that we are superior to our competitors in size, industry relationships, brand, reputation and recruiting capability.

Environmental Matters

     We use hazardous materials at our training facilities and campuses, and generate small quantities of waste such as used oil, antifreeze, paint and car batteries. As a result, our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. We are also required to obtain permits for our air emissions, and to meet operational and maintenance requirements, including periodic testing, for an underground storage tank located at one of our properties. In the event we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties.

Regulatory Environment

     Our schools and students participate in a variety of government-sponsored financial aid programs to assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education or ED. In our 2004 fiscal year, we derived approximately 72% of our net revenues from Title IV Programs.

     To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED, and be certified as an eligible institution by ED. For this reason, our schools are subject to extensive regulatory requirements imposed by all of these entities.

State Authorization

     Each of our schools must be authorized by the applicable state education agency of the state in which the school is located in order to operate and to grant degrees, diplomas or certificates to its students. Our schools are subject to extensive, ongoing regulation by each of these states. State authorization is also required for an institution to become and remain eligible to participate in Title IV Programs. In addition, our schools are required to be authorized by the applicable state education agencies of certain other states in which our schools recruit students. Currently, each of our schools is authorized by the applicable state education agency or agencies.

     The level of regulatory oversight varies substantially from state to state, and is very extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by ED, and some states require schools to post a surety bond. Currently, we have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $13.3 million.

We believe that each of our schools is in substantial compliance with state education agency requirements. If any one of our schools lost its authorization from the education agency of the state in which the school is located, that school would be unable to offer its programs and we could be forced to close that school. If one of our schools lost its state authorization from a state other than the state in which the school is located, the school would not be able to recruit students in that state.

     Due to state budget constraints in some of the states in which we operate, such as Illinois, Texas and California, it is possible that those states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs, a change of control or the hiring or placement of new education representatives, could prevent us from making such changes or could delay our ability to make such changes.

Accreditation

     Accreditation is a non-governmental process through which a school submits to ongoing qualitative review by an organization of peer institutions. Accrediting commissions primarily examine the academic quality of the school’s instructional programs, and a grant of accreditation is generally viewed as confirmation that the school’s programs meet generally accepted academic standards. Accrediting commissions also review the administrative and financial operations of the schools they accredit to ensure that each school has the resources necessary to perform its educational mission.

     Accreditation by an accrediting commission recognized by ED is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. All of our schools are accredited by the Accrediting Commission of Career Schools and Colleges of Technology, or ACCSCT, an accrediting commission recognized by ED. We believe that each of our schools is in substantial compliance with ACCSCT accreditation standards. If any one of our schools lost its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school. An accrediting commission may place a school on “reporting status” to monitor one or more specified areas of performance in relation to the accreditation standards. A school placed on reporting status is required to report periodically to the accrediting commission on that school’s performance in the area or areas specified by the commission.

Nature of Federal and State Support for Post-Secondary Education

     The federal government provides a substantial part of its support for post-secondary education through Title IV Programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by ED. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study. In addition, each school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.

     Students at our schools receive grants and loans to fund their education under the following Title IV Programs: (1) the Federal Family Education Loan, or FFEL, program, (2) the Federal Pell Grant, or Pell, program, (3) the Federal Supplemental Educational Opportunity Grant, or FSEOG, program, and (4) the Federal Perkins Loan, or Perkins, program.

     FFEL. Under the FFEL program, banks and other lending institutions make loans to students or their parents. If a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by ED. Students with financial need qualify for interest subsidies while in school and during grace periods. In our 2004 fiscal year, we derived more than 62% of our net revenues from the FFEL program.

     Pell. Under the Pell program, ED makes grants to students who demonstrate financial need. In our 2004 fiscal year, we derived approximately 9% of our net revenues from the Pell program.

     FSEOG. FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. We are required to provide funding for 25% of all awards made under this program. In our 2004 fiscal year, we derived less than 1% of our net revenues from the FSEOG program.

     Perkins. Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the applicable school’s revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. In our 2004 fiscal year, we derived less than 1% of our net revenues from the Perkins program.

     Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs and under the Workforce Investment Act. In addition, many states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. Several states that provide financial aid to our students, including California, are facing significant budgetary constraints. We believe that the overall level of state financial aid for our students is likely to decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last.

Regulation of Federal Student Financial Aid Programs

     To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as eligible by ED. ED will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined by ED as a main campus and its additional locations, if any. Under this definition, for ED purposes, we presently have the following three institutions:

•	Universal Technical Institute of Arizona

Main campus: Universal Technical Institute, Avondale, Arizona

Additional locations:	Universal Technical Institute, Glendale Heights, Illinois

Universal Technical Institute, Rancho Cucamonga, California

NASCAR Technical Institute, Mooresville, North Carolina

•	Clinton Technical Institute

Main campus: Motorcycle Mechanics Institute, Phoenix, Arizona

Additional location: Motorcycle and Marine Mechanics Institute, Orlando, Florida

•	Universal Technical Institute of Texas

Main campus: Universal Technical Institute, Houston, Texas

Additional location: Universal Technical Institute, Exton, Pennsylvania

All of our schools except our new Exton, Pennsylvania campus, which has received its state authorization and accreditation from the ACCSCT, are currently certified by ED to participate in Title IV Programs. We have applied to ED to have our new Exton, Pennsylvania campus certified for participation in Title IV Programs, and have sought approval for it to be designated as an additional location of our UTI/Houston campus.

     The substantial amount of federal funds disbursed through Title IV Programs, the large number of students and institutions participating in those programs and instances of fraud and abuse by some schools and students in the past have caused Congress to require ED to increase its level of regulatory oversight. Accrediting commissions and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV Program requirements. As a result, each of our institutions is subject to detailed oversight and review, and must comply with a complex framework of laws and regulations. Because ED periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how the Title IV Program requirements will be applied in all circumstances.

     Significant factors relating to Title IV Programs that could adversely affect us include the following:

     Congressional Action. Political and budgetary concerns significantly affect Title IV Programs. Congress must reauthorize the Higher Education Act approximately every six years. The last reauthorization took place in 1998. Consequently, Congress has begun the process of reviewing and reauthorizing the Higher Education Act again, a process that is expected to be concluded in 2005. We believe that this reauthorization will likely result in numerous changes to the Higher Education Act. At this time, we cannot determine what changes Congress will make.

     In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the Higher Education Act reauthorizations. Since a significant percentage of our net revenues is derived from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could reduce our student enrollment and net revenues. Congressional action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements.

     The “90/10 Rule.” A proprietary institution, such as each of our institutions, loses its eligibility to participate in Title IV Programs if, on a cash accounting basis, it derives more than 90% of its revenue for any fiscal year from Title IV Programs. Any institution that violates this rule becomes ineligible to participate in Title IV Programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and is unable to apply to regain its eligibility until the next fiscal year. If one of our institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

     We have calculated that, for each of our 2002, 2003 and 2004 fiscal years, none of our institutions derived more than 80.5% of its revenue from Title IV Programs for any fiscal year. For our 2004 fiscal year, our institutions’ 90/10 Rule percentages ranged from 71.8% to 76.3%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenue from Title IV Programs for any fiscal year.

     Student Loan Defaults. An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution’s current and former students default on their federal student loans exceed specified percentages. ED calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. ED calculates an institution’s cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. An institution whose FFEL cohort default rate is 25% or greater for three consecutive federal fiscal years ending September 30th loses eligibility to participate in the FFEL and Pell programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose FFEL cohort default rate for any single federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated by ED.

     None of our institutions has had an FFEL cohort default rate of 25% or greater for any of the federal fiscal years 2000, 2001 and 2002, the three most recent years for which ED has published such rates. The following table sets forth the FFEL cohort default rates for our institutions for those years.

	FFEL Cohort Default Rate
School	2000	2001	2002
UTI/Arizona	6.7%	4.4%	7.5%
Clinton Technical Institute	8.7%	5.9%	7.4%
UTI/Texas	15.6%	8.1%	11.2%

     An institution whose cohort default rate under the FFEL program is 25% or greater for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins program exceeds 15% for any federal award year (the twelve-month period from July 1 through June 30), may be placed on provisional certification status by ED for up to four years. In recertifying all of our institutions for continued participation in Title IV Programs in July 2003, ED did not place any of our institutions on provisional certification for their FFEL or Perkins cohort default rates. All of our institutions have Perkins cohort default rates less than 15% for students who were scheduled to begin repayment in the 2001-2002 federal award year, the most recent federal award year for which ED has published such rates.

     An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program for the remainder of the federal award year in which ED determines that the institution has lost its eligibility and for the two subsequent federal award years. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. None of our institutions has had its federal Perkins funding eliminated for the last two federal award years for this reason.

     Financial Responsibility Standards. All institutions participating in Title IV Programs must satisfy specific standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change of control of the institution.

     The most significant financial responsibility measurement is the institution’s composite score, which is calculated by ED based on three ratios:

•	the equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability;

•	the primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and

•	the net income ratio, which measures the institution’s ability to operate at a profit.

     ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. If ED determines that an institution does not satisfy ED’s financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

•	posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during the institution’s most recently completed fiscal year;

•	posting a letter of credit in an amount equal to at least 10% of such prior year’s Title IV Program funds, accepting provisional certification, complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement; or

•	complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement.

     ED evaluates the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc., as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party.

     Based on its review of the financial statements of Universal Technical Institute, Inc. for our fiscal years 2001, 2002 and 2003, ED found that we did not have a composite score of 1.5 or higher. Consequently, we are required to post a letter of credit on behalf of our institutions in favor of ED and to accept provisional certification and additional ED reporting and monitoring procedures, including the submission of monthly financial and performance reports to ED. We currently have posted a letter of credit in the amount of $14.4 million, representing approximately 10% of the total Title IV Program funds received by our institutions in our 2003 fiscal year, as calculated by ED. In addition, all of our institutions are provisionally certified and are required to credit their students’ accounts before requesting and receiving Title IV Program funds on behalf of their students, and two of our institutions are required to file additional reports with ED regarding their receipt of Title IV Program funds. Based on the results of our initial public offering and our financial performance for fiscal year 2004, we believe that we will satisfy ED’s financial responsibility standards based on our audited financial statements for our 2004 fiscal year, which we anticipate filing with ED in early 2005. However, a release from the requirement to post a letter of credit is discretionary and we have no assurance that this requirement will be released by ED.

     Return of Title IV Funds. A school participating in Title IV Programs must calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw from their educational programs before completing them, and must return those unearned funds to ED or the applicable lending institution in a timely manner, which is generally within 30 days from the date the institution determines that the student has withdrawn.

     If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample of students for whom refunds should have been made, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution’s previous fiscal year. Our 2002 fiscal year Title IV compliance audits cited UTI/Texas and MMI for exceeding the 5% late payment threshold. While ordinarily we would be required to post letters of credit for this reason, ED informed us that we were not required to post these additional letters of credit because we had already posted a larger letter of credit as a result of our financial responsibility composite score being less than 1.5. Our 2003 and 2004 fiscal year Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.

     School Acquisitions. When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership resulting in a change of control as defined by ED. Upon such a change of control, a school’s eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The time required for ED to act on such an application may vary substantially. ED’s recertification of an institution following a change of control will be on a provisional basis. Our expansion plans are based, in part, on our ability to acquire additional schools and have them certified by ED to participate in Title IV Programs. Our expansion plans take into account the approval requirements of ED and the relevant state education agencies and accrediting commissions.

     Change of Control. In addition to school acquisitions, other types of transactions can also cause a change of control. ED, most state education agencies and our accrediting commission all have standards pertaining to the change of control of schools, but these standards are not uniform. ED’s regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. With respect to a publicly-traded corporation, such as us, ED regulations provide that a change of control occurs in one of two ways: (a) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control or (b) if the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. These change of control standards are subject to interpretation by ED. Most of the states and our accrediting commission include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected school to reaffirm its state authorization or accreditation. The requirements to obtain such reaffirmation from the states and our accrediting commission vary widely.

     A change of control could occur as a result of future transactions in which our company or schools are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. If a future transaction results in a change of control of our company or our schools, we believe that we will be able to obtain all necessary approvals from ED, our accrediting commission and the applicable state education agencies. However, we cannot assure you that all such approvals can be obtained at all or in a timely manner that will not delay or reduce the availability of Title IV Program funds for our students and schools.

     Opening Additional Schools and Adding Educational Programs. For-profit educational institutions must be authorized by their state education agencies and fully operational for two years before applying to ED to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable ED eligibility requirements. Our expansion plans are based, in part, on our ability to open new schools as additional locations of our existing institutions and take into account ED’s approval requirements. We have applied to ED to have our new Exton, Pennsylvania campus certified for participation in Title IV Programs and have sought approval for it to be designated as an additional location of our UTI/Houston campus.

     A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, an institution that is eligible to participate in Title IV Programs may add a new educational program without ED approval if that new program leads to an associate level or higher degree and the institution already offers programs at that level, or if that program prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum length requirements. If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools. We do not believe that current ED regulations will create significant obstacles to our plans to add new programs.

     Some of the state education agencies and our accrediting commission also have requirements that may affect our schools’ ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program. We do not believe that these standards will create significant obstacles to our expansion plans.

     Administrative Capability. ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. One standard that applies to programs with the stated objective of preparing students for employment requires the institution to show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment. We believe we have made the required showing for each of our applicable programs.

     Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL program is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15% for any federal award year. In recertifying all of our institutions for continued participation in Title IV Programs in July 2003, ED did not find that any of our institutions lacked administrative capability and did not impose provisional certification requirements on any of our institutions for their student loan default rates.

     Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments. An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. In November 2002, ED published new regulations, which took effect in July 2003, to attempt to clarify this so-called “incentive compensation” law. The new regulations identify twelve compensation arrangements that ED has determined are not in violation of the incentive compensation law, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. ED’s new regulations do not establish clear criteria for compliance in all circumstances, and ED has announced that it will no longer review and approve individual schools’ compensation plans. Nonetheless, we believe that our current compensation plans are in compliance with the Higher Education Act and ED’s new regulations, although we cannot assure you that ED will not find deficiencies in our compensation plans.

     Eligibility and Certification Procedures. Each institution must apply to ED for continued certification to participate in Title IV Programs at least every six years, or when it undergoes a change of control, and an institution may come under ED review when it expands its activities in certain ways, such as opening an additional location or raising the highest academic credential it offers. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. ED may withdraw an institution’s provisional certification without advance notice if ED determines that the institution is not fulfilling all material requirements. In addition, ED may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. Provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

     All of our institutions were recertified by ED in July 2003 for continued participation in Title IV Programs through June 2006. All of the recertifications were on a provisional basis, based on our composite score at the parent company level under ED’s financial responsibility formula. In addition, ED has informed us that it intends to issue revised certification documents to our institutions to clarify the corporate ownership structure of our institutions and campuses participating in the Title IV Programs, and we have provided additional information to ED for this purpose.

     Compliance with Regulatory Standards and Effect of Regulatory Violations. Our schools are subject to audits and program compliance reviews by various external agencies, including ED, ED’s Office of Inspector General, state education agencies, student loan guaranty agencies, the U.S. Department of Veterans Affairs and our accrediting commission. Each of our institutions’ administration of Title IV Program funds must also be audited annually by an independent accounting firm, and the resulting audit report submitted to ED for review. If ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or ED’s regulations, that institution could be required to repay such funds and could be assessed an administrative fine. ED could also transfer the institution to the reimbursement system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from ED. Violations of Title IV Program requirements could also subject us or our schools to other civil and criminal penalties.

     Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by ED to limit, suspend or terminate the participation of the affected institution in Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no ED proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions’ participation in Title IV Programs, and we have no reason to believe that any such proceeding is contemplated.

     We and our schools are also subject to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties, such as present or former students or employees and other members of the public. If we are unable to successfully resolve or defend against any such complaint or lawsuit, we may be required to pay money damages or be subject to fines, limitations, loss of federal funding, injunctions or other penalties. Moreover, even if we successfully resolve or defend against any such complaint or lawsuit, we may have to devote significant financial and management resources in order to reach such a result.

     Predominant Use of One Lender and One Guaranty Agency. Our students have traditionally received their FFEL student loans from a limited number of lending institutions. For example, in our 2004 fiscal year, one lending institution, Sallie Mae, provided more than 95% of the FFEL loans that our students received. In addition, in our 2004 fiscal year, one student loan guaranty agency, EdFund, guaranteed more than 95% of the FFEL loans made to our students. Sallie Mae and EdFund are among the largest student loan lending institutions and guaranty agencies, respectively, in the United States in terms of loan volume. We do not believe that either one intends to withdraw from the student loan field or reduce the volume of loans it makes or guarantees in the near future. If loans by our primary lender or guarantees by our primary guaranty agency were significantly reduced or no longer available, we believe that we would be able to identify other lenders and guarantors to make and guarantee those loans for our students because the student loan industry is highly competitive and we are frequently approached by other lenders and guarantors seeking our business. If we were not able to timely identify other lenders and guarantors to make and guarantee those loans for our students, that could delay our students’ receipt of their loans, extend our tuition collection cycle and reduce our student population and net revenues.

Cautionary Factors That May Affect Future Results

     Cautionary Statements Under the Private Securities Litigation Reform Act of 1995:

     Our disclosure and analysis in this 2004 Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

     We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Industry

Failure of our schools to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding.

     In our 2004 fiscal year, we derived approximately 72% of our net revenues from federal student financial aid programs, referred to in this report as Title IV Programs, administered by the U.S. Department of Education, or ED. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our undergraduate schools are subject to extensive regulation by the state education agencies, our accrediting commission and ED. These regulatory requirements cover the vast majority of our operations, including our undergraduate educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new, or expand our existing, undergraduate educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an institution defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state education agencies, our accrediting commission and ED periodically revise their requirements and modify their interpretations of existing requirements.

     If our schools failed to comply with any of these regulatory requirements, our regulatory agencies could impose monetary penalties, place limitations on our schools’ operations, terminate our schools’ ability to grant degrees, diplomas and certificates, revoke our schools’ accreditation or terminate their eligibility to receive Title IV Program funds, each of which could adversely affect our financial condition and results of operations and impose significant operating restrictions upon us. In addition, the loss by any of our institutions of its accreditation necessary for Title IV Program eligibility, or the cancellation of any such institution’s ability to participate in Title IV Programs, in each case that is not cured within a specified period, constitutes an event of default under our credit facility agreement. We cannot predict with certainty how all of these regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. We have described some of the most significant regulatory risks that apply to our schools in the following paragraphs.

Congress may change the law or reduce funding for Title IV Programs, which could reduce our student population, net revenues and/or profit margin.

     Congress periodically revises the Higher Education Act of 1965, as amended, and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Congress began the process of reviewing and reauthorizing the Higher Education Act in 2003 and is expected to conclude the process in 2005, which will likely result in numerous changes to the law. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs could reduce our student population and net revenues. Congressional action may also require us to modify our practices in ways that could result in increased administrative costs and decreased profit margin.

If our schools do not maintain their state authorizations, they may not operate or participate in Title IV Programs.

     A school that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state in which it is located. Requirements for authorization vary substantially among states. State authorization is also required for students to be eligible for funding under Title IV Programs. Loss of state authorization by any of our schools from the education agency of the state in which the school is located would end that school’s eligibility to participate in Title IV Programs and could cause us to close the school.

If our schools do not maintain their accreditation, they may not participate in Title IV Programs.

     A school must be accredited by an accrediting commission recognized by ED in order to participate in Title IV Programs. Loss of accreditation by any of our schools would end that school’s participation in Title IV Programs and could cause us to close the school.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV Program funds for students who withdraw before completing their educational program.

     A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that has been disbursed to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner, generally within 30 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of ED or be otherwise sanctioned by ED, which could increase our cost of regulatory compliance and adversely affect our results of operations. With respect to our 2002 fiscal year, two of our institutions made late returns of Title IV Program funds in excess of ED’s prescribed threshold but were not required to post letters of credit because we had already posted a letter of credit for a greater amount as a result of our failure to satisfy ED’s financial responsibility formula. Based on our 2003 and 2004 fiscal year Title IV compliance audits, none of our institutions made late returns of Title IV Program funds in excess of ED’s prescribed threshold.

Our schools may lose eligibility to participate in Title IV Programs if the percentage of their revenue derived from those programs is too high, which could reduce our student population.

     A for-profit institution loses its eligibility to participate in Title IV Programs if, on a cash accounting basis, it derives more than 90% of its revenue from those programs in any fiscal year. In our 2004 fiscal year, under the regulatory formula prescribed by ED, none of our institutions derived more than 77% of its revenues from Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, that loss would adversely affect our students’ access to various government-sponsored student financial aid programs, which could reduce our student population.

Our schools may lose eligibility to participate in Title IV Programs if their student loan default rates are too high, which could reduce our student population.

     An institution may lose its eligibility to participate in some or all Title IV Programs if its former students default on the repayment of their federal student loans in excess of specified levels. Based upon the most recent official student loan default rates published by ED, none of our institutions has student loan default rates that exceed the specified levels. If any of our institutions loses eligibility to participate in Title IV Programs because of high student loan default rates, that loss would adversely affect our students’ access to various government-sponsored student financial aid programs, which could reduce our student population.

If we or our schools do not meet the financial responsibility standards prescribed by ED, we may be required to post letters of credit or our eligibility to participate in Title IV Programs could be terminated or limited, which could reduce our student population.

     To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. Currently, due to our failure as a parent company to satisfy ED’s financial responsibility formula for our 2003 fiscal year, we have posted a letter of credit in the amount of $14.4 million for all of our schools, representing 10% of Title IV Program funds received by our institutions in our 2003 fiscal year. We may be required to increase the amount of the existing letter of credit or post additional letters of credit in the future. Our obligation to post one or more letters of credit could increase our costs of regulatory compliance. Our inability to obtain a required letter of credit or other limitations on our participation in Title IV Programs could limit our students’ access to various government-sponsored student financial aid programs, which could reduce our student population.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities.

     A school participating in Title IV Programs may not provide any commission, bonus or other incentive payment based on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If we violate this law, we could be fined or otherwise sanctioned by ED.

If regulators do not approve our acquisition of a school that participates in Title IV funding, the acquired school would not be permitted to participate in Title IV Programs, which could impair our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school.

     If we acquire a school that participates in Title IV funding, we must obtain approval from ED and applicable state education agencies and accrediting commissions in order for the school to be able to continue operating and participating in Title IV Programs. An acquisition can result in the temporary suspension of the acquired school’s participation in Title IV Programs unless we submit a timely and materially complete application for recertification to ED and ED grants a temporary certification. If we were unable to timely re-establish the state authorization, accreditation or ED certification of the acquired school, our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school could be impaired.

If regulators do not approve or delay their approval of transactions involving a change of control of our company or any of our schools, our ability to participate in Title IV Programs may be impaired.

     If we or any of our schools experience a change of control under the standards of applicable state education agencies, our accrediting commission or ED, we or the affected schools must seek the approval of the relevant regulatory agencies. Transactions or events that constitute a change of control include significant acquisitions or dispositions of our common stock or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from ED, our accrediting commission or any state in which our schools are located could impair our ability to participate in Title IV Programs. Our failure to obtain, or a delay in obtaining, approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.

     Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and lawsuits by government agencies, regulatory agencies and third parties. While we are committed to strict compliance with all applicable laws, regulations and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of federal funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims.

Our business and stock price could be adversely affected as a result of regulatory investigations of, or actions commenced against, other companies in our industry.

     Over the last year, the operations of a number of companies in the education and training services industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice and/or ED, which in turn have caused a significant decline in the stock price of such companies. These investigations of specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect our business.

A high percentage of the Title IV student loans our students receive are made by one lender and guaranteed by one guaranty agency.

     In our 2004 fiscal year, one lender, Sallie Mae, provided more than 95% of all the federally guaranteed Title IV student loans that our students received, and one student loan guaranty agency, EdFund, guaranteed more than 95% of those loans made to our students. Sallie Mae is one of the largest lenders of federally guaranteed Title IV student loans in the United States in terms of dollar volume, and EdFund is one of the largest guaranty agencies in the United States. If loans by Sallie Mae or guarantees by EdFund were significantly reduced or no longer available and we were not able to timely identify other lenders and guarantors to make or guarantee Title IV Program loans for our students, there could be a delay in our students’ receipt of their loan funds or in our tuition collection, which would reduce our student population.

Budget constraints in some states may affect our ability to obtain necessary authorizations or approvals from those states to conduct or change our operations.

     Due to state budget constraints in some of the states in which we operate, such as Illinois, Texas and California, it is possible that those states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs, a change of control or the hiring or placement of new education representatives, could prevent us from making such changes or could delay our ability to make such changes.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our student population.

     A significant number of states are facing budget constraints that are causing them to reduce state appropriations in a number of areas. Those states include California, which is one of the states that provide financial aid to our students. We expect that California and other states may decide to reduce the amount of state financial aid that they provide to students, but we cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding for our students decreases and our students are not able to secure alternative sources of funding, our student population could be reduced.

Risks Related to Our Business

If we fail to effectively manage our growth, we may incur higher costs and expenses than we anticipate in connection with our growth.

     We have experienced a period of significant growth since 1998. Our continued growth may strain our management, operations, employees or other resources. We may not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that likely will increase our costs more than we had planned.

Failure on our part to maintain and expand existing industry relationships and develop new industry relationships with our industry customers could impair our ability to attract and retain students.

     We have an extensive set of industry relationships that we believe affords us a significant competitive strength and supports our market leadership. These types of relationships enable us to further drive undergraduate enrollment by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the OEMs. These relationships also provide additional incremental revenue opportunities from retraining the employees of our industry customers. Our success, therefore, depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our existing industry relationships, including those with American Suzuki Motor Corp., Harley-Davidson Motor Co., Kawasaki Motors Corp., U.S.A., Volvo Penta of the Americas, Inc. and Yamaha Motor Corp., USA, as well as the motorcycle training agreement with American Honda Co., Inc., are not memorialized in writing and are based on oral understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be were they in writing. Additionally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students. As a result, our market share and net revenues could decrease.

Failure on our part to effectively identify, establish and operate additional schools or campuses could reduce our ability to implement our growth strategy.

     As part of our business strategy, we anticipate opening and operating new schools or campuses. Establishing new schools or campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of acquired schools. Accordingly, when we open new schools, initial investments could reduce our profitability. To open a new school or campus, we would be required to obtain appropriate state and accrediting commission approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for federal Title IV student financial aid programs, a new school or campus would have to be certified by ED. We cannot be sure that we will be able to identify suitable expansion opportunities to maintain or accelerate our current growth rate or that we will be able to successfully integrate or profitably operate any new schools or campuses. A failure by us to effectively identify, establish and manage the operations of newly established schools or campuses could slow our growth and make any newly established schools or campuses more costly to operate than we had planned.

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner and on a timely basis.

     Increasingly, prospective employers of our graduates demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, collision repair, motorcycle and marine industries. Accordingly, educational programs at our schools should keep pace with those technological advancements. The expansion of our existing programs and the development of new programs may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as the industries we serve require or as quickly as our competitors do. If we are unable to adequately respond to changes in market requirements due to financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired and our placement rates could suffer.

We may not be able to retain our key personnel or hire and retain the personnel we need to sustain and grow our business.

     Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers who generally have significant experience with our company and within the technical education industry. Our success also depends in large part upon our ability to attract and retain highly qualified faculty, school directors, administrators and corporate management. Due to the nature of our business, we face significant competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. Furthermore, we do not currently carry “key man” life insurance. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully manage our business.

If we are unable to hire, retain and continue to develop and train our education representatives, the effectiveness of our student recruiting efforts would be adversely affected.

     In order to support revenue growth, we need to hire new education representatives, retain and continue to develop and train our education representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong education representative team may be affected by a number of factors, including our ability to integrate and motivate our education representatives; our ability to effectively train our education representatives; the length of time it takes new education representatives to become productive; restrictions on the method of compensating education representatives imposed by regulatory bodies; the competition we face from other companies in hiring and retaining education representatives; and our ability to effectively manage a multi-location educational organization. If we are unable to hire, develop or retain our education representatives, the effectiveness of our student recruiting efforts would be adversely affected.

Competition could decrease our market share and put downward pressure on our tuition rates.

     The post-secondary education market is highly competitive. Some traditional public and private colleges and universities, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools are, due in part to government subsidies and other financial sources not available to for-profit schools. Some of our competitors, such as Corinthian Colleges, Inc., also have substantially greater financial and other resources than we have which may, among other things, allow them to secure industry relationships with some or all of our existing strategic partners or develop other high profile industry relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. In addition, some of our competitors already have a more extended or dense network of schools and campuses than we do, thus enabling them to recruit students more effectively from a wider geographical area.

     We may be required to reduce tuition or increase spending in response to competition in order to retain or attract students or pursue new market opportunities. As a result, our market share, net revenues and operating margin may be decreased. We cannot be sure that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not adversely affect our business, financial condition or results of operations.

Our financial performance depends in part on our ability to continue to develop awareness and acceptance of our programs among high school graduates and working adults looking to return to school.

     The awareness of our programs among high school graduates and working adults looking to return to school is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments and impair our ability to increase net revenues or maintain profitability. The following are some of the factors that could prevent us from successfully marketing our programs:

•	student dissatisfaction with our programs and services;

•	diminished access to high school student population;

•	our failure to maintain or expand our brand or other factors related to our marketing or advertising practices; and

•	our inability to maintain relationships with automotive, diesel, collision repair, motorcycle and marine manufacturers and suppliers.

An increase in interest rates could adversely affect our ability to attract and retain students.

     Interest rates have reached historical lows in recent years, creating a favorable borrowing environment for our students. Much of the financing our students receive is tied to floating interest rates. Therefore, any future increase in interest rates will result in a corresponding increase in the cost to our existing and prospective students of financing their studies, which could result in a reduction in our student population and net revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation, which could result in a reduction in our student population.

Seasonal and other fluctuations in our results of operations could adversely affect the trading price of our common stock.

     In reviewing our results of operations, you should not focus on quarter-to-quarter comparisons. Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. Our net revenues normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third fiscal quarter than in the remainder of our fiscal year because fewer students are enrolled during the summer months. Our expenses, however, do not generally vary at the same rate as changes in our student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in results of operations to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased enrollments of adult students. In addition, our net revenues for our first fiscal quarter are adversely affected by the fact that we do not recognize revenue during the calendar year-end holiday break, which falls primarily in that quarter. These fluctuations may result in volatility or have an adverse effect on the market price of our common stock.

Our assessment of the effectiveness of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley may identify material weaknesses and may result in an attestation with an adverse opinion from our auditors, each of which may adversely affect the trading price of our common stock.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our future Form 10-K filings, beginning with our Form 10-K for our fiscal year ending September 30, 2005, a report by our management on our internal control over financial reporting. In addition, a report by our independent auditors attesting as to management’s internal control report is required at that time. We have undertaken a program, using internal and external resources, to document, test and assess the effectiveness of our internal control over financial reporting. However, there can be no assurance that we will complete our documentation, testing and assessment by the filing date for our 2005 Form 10-K. We are focusing our efforts on those control processes that are most significant to our business and financial reporting. There can be no assurance, however, that there will be sufficient time and resources available before the filing date for our 2005 Form 10-K for our auditors and us to complete the assessment, testing and remediation of all of our key business processes. If our internal control assessment identifies material weaknesses, we may receive an attestation with an adverse opinion from our independent auditors as to the adequacy of our internal control over financial reporting. Each of these consequences of our Section 404 assessment may have an adverse effect on student and market perceptions of UTI and cause a decline in the market price of our common stock.

We may be unable to successfully complete or integrate future acquisitions.

     We may consider selective acquisitions in the future. We may not be able to complete any acquisitions on favorable terms or, even if we do, we may not be able to successfully integrate the acquired businesses into our business. Integration challenges include, among others, regulatory approvals, significant capital expenditures, assumption of known and unknown liabilities and our ability to control costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the senior management of the acquired schools, which could decrease the time that they devote to the day-to-day management of our business. If we do not successfully address risks and challenges associated with acquisitions, including integration, future acquisitions could harm, rather than enhance, our operating performance.

     In addition, if we consummate an acquisition, our capitalization and results of operations may change significantly. A future acquisition could result in the incurrence of debt and contingent liabilities, an increase in interest expense, amortization expenses, goodwill and other intangible assets, charges relating to integration costs or an increase in the number of shares outstanding. These results could have a material adverse effect on our results of operations or financial condition or result in dilution to current stockholders.

We have recorded a significant amount of goodwill, which may become impaired and subject to a write-down.

     Our acquisition of the parent company of MMI in January 1998 resulted in the recording of goodwill. Goodwill, which relates to the excess of cost over the fair value of the net assets of the business acquired, was approximately $20.6 million at September 30, 2004, representing approximately 15.1% of our total assets at that date.

     Goodwill is recorded at fair value on the date of the acquisition and, under SFAS No. 142, “Goodwill and Other Intangible Assets,” is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be recognized as an expense in the period in which we determine that such impairment has occurred. Any future determination requiring the write-off of a significant portion of goodwill would have an adverse effect on our results of operations during the financial reporting period in which the write-off occurs.

Terrorist attacks and the possibility of wider armed conflicts may adversely affect the U.S. economy and may disrupt our provision of educational services.

          Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001 and the war between the U.S.-led coalition forces and Iraq, could disrupt our operations. Attacks or armed conflicts that directly impact our physical facilities or ability to recruit and retain students could significantly affect our ability to provide educational services to our students and thereby impair our ability to achieve our expected results. Furthermore, violent acts and threats of future attacks could adversely affect the U.S. and world economies. Finally, future terrorist acts could cause the United States to enter into a wider armed conflict that could further impact our operations and result in prospective students, as well as our current students and personnel, entering the armed services. These factors could cause significant declines in our student population.

ITEM 2. PROPERTIES

Campuses and Other Properties

          The following chart provides information relating to our leased campuses and other leased properties:

			Approximate
	School/Program	Location	Square Footage
Campuses:	UTI	Avondale, Arizona	247,700
	UTI	Houston, Texas	178,000
	UTI	Glendale Heights, Illinois	125,000
	UTI	Rancho Cucamonga, California	173,100
	UTI	Exton, Pennsylvania	160,000
	MMI	Phoenix, Arizona	118,000
	MMI/UTI(1)	Orlando, Florida	168,000
	NTI	Mooresville, North Carolina	146,000

Home Office:	Headquarters	Phoenix, Arizona	60,000

Advanced Training Centers:	Audi Academy	Avondale, Arizona	9,600
	Audi Academy	Glendale Heights, Illinois	6,500
	Audi Academy	Allentown, Pennsylvania	6,200
	BMW STEP	Avondale, Arizona	9,400
	BMW STEP	Houston, Texas	7,500
	BMW STEP	Upper Saddle River, New Jersey	7,500
	BMW STEP	Orlando, Florida	13,300
	Jaguar PACE	Orlando, Florida	13,300
	International Tech	Carol Stream, Illinois	7,100
	Education Program
	Mercedes-Benz ELITE	Rancho Cucamonga, California	8,100
	Mercedes-Benz ELITE	Orlando, Florida	10,100
	Mercedes-Benz ELITE	Houston, Texas	27,600
	Mercedes-Benz ELITE	Glendale Heights, Illinois	11,900
	Mercedes-Benz ELITE	Allentown, Pennsylvania	10,600
	Volkswagen VATRP	Glendale Heights, Illinois	6,900
	Volkswagen VATRP	Allentown, Pennsylvania	6,900
	Volkswagen VATRP	Rancho Cucamonga, California	8,800
	Volvo SAFE	Glendale Heights, Illinois	11,000
	Volvo SAFE	Avondale, Arizona	8,300

(1)	The square footage includes approximately 60,000 square feet we took occupancy of in October 2004 to accommodate the addition of an automotive technology program.

          In addition, we have announced plans for new automotive technician training campuses in the Boston, Massachusetts suburb of Norwood, Massachusetts, which we anticipate will open in the fourth quarter of our 2005 fiscal year, and Sacramento, California, which we anticipate will open in the first half of our 2006 fiscal year.

ITEM 3. LEGAL PROCEEDINGS

          In the ordinary conduct of our business, we are periodically subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.

          In April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $284,900 and 19,756 shares of our common stock. The claim is based on the assertion that the former owner of NTT promised them such payments upon completion of a public offering of our common stock. We believe the demand for payment is without merit. On May 14, 2004, plaintiffs filed suit in Boulder County, Colorado District Court seeking payment in accordance with their demand. We filed a motion to dismiss due to lack of personal jurisdiction and improper venue. On November 10, 2004, the Colorado District Court dismissed the suit on the basis that the forum selection clause in the agreement, under which plaintiffs claimed they were owed payment, specified that any action arising under the agreement must be brought in state or federal court in Phoenix, Arizona.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

EXECUTIVE OFFICERS OF UNIVERSAL TECHNICAL INSTITUTE, INC.

          The executive officers of the Company are set forth in this table. Each holds the offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2005 Annual Meeting of Stockholders.

Name	Age	Position
Robert D. Hartman	56	Chairman of the Board
John C. White	56	Chief Strategic Planning Officer and Vice Chairman of the Board
Kimberly J. McWaters	40	Chief Executive Officer and President
Jennifer L. Haslip	39	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
David K. Miller	46	Senior Vice President of Admissions
Roger L. Speer	46	Senior Vice President of Operations/Education

          Robert D. Hartman has served as UTI’s Chairman of the Board since October 1, 2003. From 1990 to September 30, 2003, Mr. Hartman served as UTI’s Chief Executive Officer, and from April 2002 to September 30, 2003, Mr. Hartman served as the Co-Chairman of the Board. Mr. Hartman has been a member of the Board since 1985. From 1979 to 1990, Mr. Hartman held several positions with UTI, including Student Services Director, Controller, School Director and President. He was appointed by the Governor of Arizona to the Arizona State Board for Private Post-secondary Education in 1990 and served until 1995. In addition, he has served on the Advisory Council for the Arizona

Educational Loan Program, representing the private career school sector. He was founder and former Chairman of the Western Council of Private Career Schools. Mr. Hartman received a BA in General Business from Michigan State University and an MBA in Finance from DePaul University in Chicago.

          John C. White has served as UTI’s Chief Strategic Planning Officer and Vice Chairman since October 1, 2003. From April 2002 to September 30, 2003, Mr. White served as UTI’s Chief Strategic Planning Officer and Co-Chairman of the Board. From 1998 to March 2002, Mr. White served as UTI’s Chief Strategic Planning Officer and Chairman of the Board. Mr. White served as the President of Clinton Harley Corporation (which operates under the name Motorcycle Mechanics Institute and Marine Mechanics Institute) from 1977 until it was acquired by UTI in 1998. Prior to 1977, Mr. White was a marketing representative with International Business Machines Corporation. Mr. White was appointed by the Arizona Senate to serve as a member of the Joint Legislative Committee on Private Regionally Accredited Degree Granting Colleges and Universities and Private Nationally Accredited Degree Granting and Vocational Institutions in 1990. He was appointed by the Governor of Arizona to the Arizona State Board for Private Post-secondary Education, where he was a member and Complaint Committee Chairman from 1993-2001. Mr. White received a BS in Engineering from the University of Illinois. Mr. White is the uncle of David K. Miller, UTI’s Senior Vice President of Admissions.

          Kimberly J. McWaters has served as UTI’s Chief Executive Officer since October 1, 2003. Ms. McWaters has served as UTI’s President since 2000 and served on UTI’s Board from 2002 to 2003. From 1984 to 2000, Ms. McWaters held several positions with UTI, including Vice President of Marketing and Vice President of Sales and Marketing. Ms. McWaters also serves as a director of United Auto Group, Inc. Ms. McWaters received a BS in Business Administration from the University of Phoenix.

          Jennifer L. Haslip has served as UTI’s Senior Vice President, Chief Financial Officer and Treasurer since 2002. From 2002 to 2004, Ms. Haslip served as UTI’s Secretary. From 1998 to 2002, Ms. Haslip served as UTI’s Director of Accounting, Director of Financial Planning and Vice President of Finance. From 1993 to 1998, she was employed in public accounting at Toback CPAs P.C. Ms. Haslip received a BS in Accounting from Western International University. She is a certified public accountant in Arizona.

          David K. Miller has served as UTI’s Senior Vice President of Admissions since 2002. From 1998 to 2002, Mr. Miller served as UTI’s Vice President of Campus Admissions. From 1979 to 1998, Mr. Miller served in various positions at MMI, including Admissions Representative, Admissions Director and National Director. Mr. Miller joined Motorcycle Mechanics Institute in 1979 as an education representative. He has served on the board of the Arizona Private School Association and was a team leader for the Accrediting Commission. Mr. Miller received a BS in Marketing from Arizona State University. Mr. Miller is the nephew of John White, UTI’s Chief Strategic Planning Officer and Vice Chairman of the Board.

          Roger L. Speer has served as UTI’s Senior Vice President of Operations/Education since 2002. From 1988 to 2002, Mr. Speer held several positions with UTI, including Director of Graduate Employment at the UTI Phoenix Campus, Corporate Director of Graduate Employment, School Director of the UTI Glendale Heights Campus and Vice President of Operations. Mr. Speer received a BS in Human Resource Management from Arizona State University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock has been listed on the New York Stock Exchange (NYSE) under the symbol “UTI” since December 17, 2003 upon our initial public offering. Prior to that time, there was no public market for our common stock.

     The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the NYSE, for the periods indicated.

	Price Rage of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2004:
First Quarter (from December 17, 2003)	$30.40	$24.00
Second Quarter	43.36	28.55
Third Quarter	48.50	38.25
Fourth Quarter	40.09	24.26

     The closing price of our common stock as reported by the NYSE on December 15, 2004, was $38.05 per share. As of December 15, 2004 there were approximately 55 holders of record of our common stock.

     We do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Instead, we currently anticipate that we will retain all of our future earnings, if any, to fund the operation and expansion of our business and to use as working capital and for other general corporate purposes. Our board of directors will determine whether to pay dividends in the future based on conditions then existing, including our earnings, financial condition and capital requirements, the availability of third-party financing and the financial responsibility standards prescribed by ED, as well as any economic and other conditions that our board of directors may deem relevant.

Equity Compensation Plan Information

     The information set forth in our proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of each of the five years ended September 30, 2000, 2001, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2000	2001	2002	2003	2004
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$92,079	$109,493	$144,372	$196,495	$255,149
Operating expenses:
Educational services and facilities	48,523	59,554	70,813	92,443	116,730
Selling, general and administrative	33,893	38,332	51,541	67,896	88,297

Total operating expenses	82,416	97,886	122,354	160,339	205,027

Income from operations	9,663	11,607	22,018	36,156	50,122
Interest expense, net	11,877	10,674	6,254	3,658	1,031
Other expense (income)	—	—	847	(234)	1,134

Income (loss) before taxes	(2,214)	933	14,917	32,732	47,957
Income tax expense (benefit)	(431)	820	5,228	12,353	19,137

Income (loss) from continuing operations	(1,783)	113	9,689	20,379	28,820
Discontinued operations:
Loss from operations, net of taxes	(34,437)	(8,536)	—	—	—
Loss on sale, net of taxes	—	(1,316)	—	—	—

Net income (loss)	(36,220)	(9,739)	9,689	20,379	28,820
Preferred stock dividends	(1,166)	(1,166)	(2,872)	(6,413)	(776)

Net income (loss) available to common shareholders	$(37,386)	$(10,905)	$6,817	$13,966	$28,044

Income (loss) from continuing operations per share:
Basic	$(0.22)	$(0.08)	$0.51	$1.03	$1.14
Diluted	$(0.22)	$(0.08)	$0.44	$0.79	$1.04
Weighted average shares (in thousands):
Basic	13,432	13,402	13,402	13,543	24,659
Diluted	13,432	13,402	20,244	25,051	27,585
Other Data:
Depreciation and amortization (1)	$3,887	$4,532	$4,948	$6,382	$8,812
Number of campuses	6	6	7	7	8
Average undergraduate enrollments	5,866	6,710	8,277	10,568	13,076
Balance Sheet Data:
Cash and cash equivalents	$3,326	$3,353	$13,554	$8,925	$42,602
Current assets	$21,051	$16,477	$29,278	$31,819	$77,128
Working capital (deficit) (2)	$(12,987)	$(29,187)	$(14,577)	$(29,240)	$6,612
Total assets	$68,845	$63,086	$76,886	$84,099	$136,316
Total long-term debt	$104,122	$97,336	$57,886	$53,476	$6
Total debt (3)	$109,294	$104,578	$60,902	$57,336	$43
Redeemable convertible preferred stock	$18,296	$19,414	$64,395	$47,161	$—
Total shareholders’ equity (deficit)	$(92,071)	$(102,976)	$(96,159)	$(83,152)	$55,025

(1)	Depreciation and amortization includes amortization of deferred financing fees previously capitalized in connection with obtaining financing and goodwill acquired in connection with the acquisition of a business. Amortization of deferred financing fees was $0.6 million, $0.6 million, $1.1 million, $0.5 million and $0.2 million for the fiscal years ended September 30, 2000, 2001, 2002, 2003 and 2004, respectively. Amortization of goodwill was $0.6 million in each of the fiscal years ended September 30, 2000 and 2001. We adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2001. In accordance with SFAS No. 142, goodwill is no longer amortized and instead is tested for impairment on an annual basis.

(2)	Working capital (deficit) is defined as current assets less current liabilities.

(3)	We adopted SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003. Accordingly, we reclassified as a liability the mandatory redeemable series A, series B and series C preferred stock totaling $25.5 million at September 30, 2003. On December 22, 2003, in connection with our completed initial public offering, we either redeemed series A, series B and series C preferred stock or exchanged our preferred stock for shares of common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the Selected Financial Data and the consolidated financial statements and the related notes included elsewhere in this Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Cautionary Factors That May Affect Future Results” and elsewhere in this Report on Form 10-K.

General Overview

          We are a leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma or certificate programs at eight campuses across the United States, and manufacturer-sponsored advanced programs at 22 dedicated training centers. We have provided technical education for nearly 40 years.

          Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented as net revenues after reductions related to guarantees and scholarships we sponsor and refunds for students who withdraw from our programs prior to specified dates. We recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our core revenues with additional revenues from sales of textbooks and program supplies, student housing provided by us and other revenues, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented less than 10% of our total net revenues in each fiscal year in the three-year period ended September 30, 2004. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charge per program.

          Average student enrollments vary depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but decide to re-enroll during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. We believe that our average student enrollments are influenced by the number of graduating high school students, the attractiveness of our program offerings to high school graduates and potential adult students, the effectiveness of our marketing efforts, the depth of our industry relationships, the strength of employment markets and long term career prospects, the quality of our instructors and student services professionals, the persistence of our students, the length of our education programs, the availability of federal funding for our programs, the number of graduates of our programs who elect to attend the advanced training programs we offer and general economic conditions. Our introduction of additional program offerings at existing schools and establishment of new schools (either through acquisition or start-up) are expected to significantly influence our average student enrollment. Our average undergraduate student enrollments have grown at a compounded annual growth rate of 25.7% over the past three full fiscal years. This growth can largely be attributed to the demand for our graduates and the expansion of our capacity. We currently offer start dates at our campuses that range from every three to six weeks throughout the year in our various undergraduate programs. The number of start dates of advanced programs varies by the duration of those programs and the needs of the manufacturers who sponsor them.

          Our tuition charges vary by type or length of our programs and the program level, such as undergraduate or advanced training. Tuition has increased by approximately 3% to 5% per annum in each fiscal year in the three-year period ended September 30, 2004. Tuition increases are generally consistent across our schools and programs; however, changes in operating costs may impact price increases at individual locations. We believe that we can continue to increase tuition as the demand for our graduates remains strong and tuition at other post-secondary institutions continues to rise, although any of those increases may be less than past increases.

          Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. In our 2004 fiscal year, approximately 72% of our net revenues were derived from federal student financial aid programs.

          We extend credit for tuition and fees to the majority of our students that are in attendance at our campuses. Our credit risk is mitigated through the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. Any remaining tuition receivable is comprised of smaller individual amounts due from students across the United States.

          We categorize our operating expenses as (i) educational services and facilities and (ii) selling, general and administrative.

          Major components of educational services and facilities expenses include faculty compensation and benefits, compensation and benefits of other campus administration employees, facility rent, maintenance, utilities, depreciation and amortization of property and equipment used in the provision of educational services, royalties payable to licensors under our licensing arrangements and other costs directly associated with teaching our programs and providing educational services to our students.

          Selling, general and administrative expenses include compensation and benefits of employees who are not directly associated with the provision of educational services (such as executive management, finance and central accounting, legal, human resources and business development), marketing and student enrollment expenses (including compensation and benefits of personnel employed in sales and marketing and student admissions), costs of professional services, bad debt expense, costs associated with the implementation and operation of our student management and reporting system, rent for our home office, depreciation and amortization of property and equipment that is not used in the provision of educational services and other costs that are incidental to our operations. All marketing and student enrollment expenses are recognized in the period incurred. Costs related to the opening of new facilities, excluding related capital expenditures, are expensed in the period incurred.

          Costs associated with the implementation of our student management and reporting system have increased over the last several years as we installed a new integrated information network that tracks inquiries from potential students and supports our student enrollment and processing of data as it relates to our student activities. We anticipate that we will need to further upgrade our student management and reporting system and expect additional costs will be incurred in connection with such an upgrade. We believe that the investment in our student management and reporting system has improved services to students and our ability to track student inquiries and may facilitate the integration of new schools into our operations, if and when new schools are opened or acquired.

          In December 2003, we sold 3,250,000 shares of our common stock in an initial public offering for approximately

$59.0 million in net cash proceeds, after deducting underwriting commissions and offering expenses of approximately $7.6 million. In conjunction with our initial public offering, we effected a 4,350-to-one stock split. Certain stockholders sold 5,375,000 shares of our common stock in the initial public offering. In addition, our outstanding series D preferred stock automatically converted to common stock upon the consummation of our initial public offering. Accordingly, the approximately 2,357 outstanding shares of series D preferred stock representing a liquidation value of $45.5 million were converted into an equivalent number of shares of our common stock which, upon giving effect to the stock split, amounted to 10,253,797 shares of common stock. Also in December 2003, we consummated an exchange offer pursuant to which we offered to exchange the then outstanding shares of our series A, series B and series C preferred stock for shares of our common stock at an exchange price per share equal to our initial public offering price of $20.50. An aggregate of 6,499 shares of series A, series B and series C preferred stock, representing a liquidation value of approximately $6.5 million, were presented for exchange and we issued an aggregate of 317,006 shares of our common stock in connection with that exchange. We used $25.5 million of the net proceeds from the initial public offering to redeem all of the outstanding shares of series A, series B and series C preferred stock that were not exchanged for shares of common stock and to pay all the accrued and unpaid dividends on all the series of our preferred stock, whether or not exchanged.

Critical Accounting Policies and Estimates

          Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, property and equipment, long-lived assets, including goodwill, income taxes and contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

          We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

          Revenue recognition. Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for guarantees and scholarships we sponsor. Tuition and fee revenue is recognized on a pro-rata (straight-line) basis over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 95% of our net revenues for the fiscal year 2002, 96% of our net revenues for the fiscal year 2003 and 96% of our net revenues for the fiscal year 2004, consisted of tuition. Our net revenues vary from period to period in conjunction with our average student population. The majority of our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 12 to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred tuition represents the excess of tuition payments received as compared to tuition earned and is reflected as a current liability in our consolidated financial statements because it is expected to be earned within the following twelve-month period.

          Allowance for uncollectible accounts. We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans to help students pay that portion of their education expenses not covered by financial aid programs which are unsecured and not guaranteed. Management analyzes accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness, when applicable, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

          Healthcare and workers’ compensation costs. Claims and insurance costs which primarily relate to health insurance and workers’ compensation are accrued using current information and, in the case of healthcare costs, future estimates provided by consultants to reasonably measure the current cost incurred for services provided but not yet invoiced. Although we believe our estimated liability recorded for healthcare and workers’ compensation costs are reasonable, actual results could differ and require adjustment of the recorded balance.

          Bonus costs. We accrue the estimated cost of our bonus programs using current financial and statistical information as compared to targeted financial achievements and actual student graduation outcomes. Although we believe our estimated liability recorded for bonuses is reasonable, actual results could differ and require adjustment of the recorded balance.

          Tool sets. We accrue the estimated cost of promotional tool sets offered to students at the time of enrollment and provided at a future date based upon satisfaction of certain criteria, including completion of certain course work. We accrue these costs based upon current student information and an estimate of the number of students that will complete the requisite coursework. Although we believe our estimated liability for tool sets is reasonable, actual results could differ and require adjustment of the recorded balance.

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

          Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Goodwill represents a significant portion of our total assets. At September 30, 2004, goodwill represented approximately 15.1% of our total assets, or $20.6 million, and was a result of our acquisition of the parent company of our MMI operation in January 1998. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

          Stock-based compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Several companies recently elected to change their accounting policies and record the fair value of options as an expense. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the grant date. If we had estimated the fair value of the options on the date of grant using the Black-Scholes pricing model and then amortized this estimated fair value over the vesting period of the options, our net income (loss) would have been adversely affected, as shown in the table below.

	Year Ended September 30,
	2002	2003	2004
	(In thousands, except per share amounts)
Net income (loss) available to common shareholders — as reported	$6,817	$13,966	$28,044
Add: Stock-based compensation expense included in reported net income, net of taxes	—	39	371
Deduct: Total stock based employee compensation expense determined using the fair value based method, net of taxes	(72)	(163)	(1,808)

Net income (loss) — pro forma	$6,745	$13,842	$26,607

Earnings per share — basic — as reported	$0.51	$1.03	$1.14

Earnings per share — diluted — as reported	$0.44	$0.79	$1.04

Earnings per share — basic — pro forma	$0.50	$1.02	$1.08

Earnings per share — diluted — pro forma	$0.44	$0.78	$0.99

          Accounting for income taxes. In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our statement of operations as a provision for or benefit from income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business.

          As of September 30, 2004, we had a valuation allowance of $16.1 million to reduce our deferred tax assets to an amount that management believes is more likely than not realizable. The valuation allowance primarily relates to a deferred tax asset arising from a capital loss carryforward from the sale of a discontinued business and expires in 2005. Should we incur capital gains in the future, we would be able to realize all or part of the capital loss carryforward against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss.

Recent Accounting Pronouncements

          In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R provides guidance on when certain entities should be consolidated or the interest in those entities should be disclosed by enterprises that do not control them through majority voting interest. Under FIN 46R, entities are required to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities, or “VIEs,” and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities.

          The provisions of FIN 46R must be applied for VIEs created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other VIEs, implementation is required by March 31, 2004. Our adoption of FIN 46R did not have a material impact on our consolidated financial statements or disclosures.

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 123R requires the measurement and recording of the cost of employee services received in exchange for an award of equity instruments to be based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective for all awards granted or modified after June 15, 2005 and provides transition guidance for recording expense related to employee service for the fair value of awards granted prior to the adoption of SFAS No. 123R, and measured in accordance with the previously issued SFAS No. 123 as amended by SFAS No. 148. SFAS No. 123R is effective at the beginning of the first interim or annual reporting period beginning after June 15, 2005. We estimate that the effect of adopting SFAS No. 123R, based upon outstanding equity awards as of September 30, 2004 will be approximately $0.7 million for the fourth quarter of our 2005 fiscal year. This estimate does not include the impact of additional equity awards which may be granted or forfeitures which may occur subsequent to September 30, 2004 and prior to our adoption of SFAS No. 123R.

Results of Operations

          The following table sets forth selected statement of operations data as a percentage of net revenues for each of the periods indicated.

	Year Ended September 30,
	2002	2003	2004
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	49.0%	47.0%	45.8%
Selling, general and administrative	35.7%	34.6%	34.6%

Total operating expenses	84.7%	81.6%	80.4%

Income from operations	15.3%	18.4%	19.6%

Interest income	-0.3%	-0.2%	-0.1%
Interest expense	4.3%	1.8%	0.5%
Interest expense related parties	0.4%	0.3%	0.0%
Other expense (income)	0.6%	-0.2%	0.4%

Total other expense	5.0%	1.7%	0.8%

Income before income taxes	10.3%	16.7%	18.8%
Income tax expense	3.6%	6.3%	7.5%

Net income	6.7%	10.4%	11.3%

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

     Net revenues. Our net revenues for the year ended September 30, 2004 were $255.1 million, representing an increase of $58.7 million, or 29.9%, as compared to net revenues of $196.5 million for the year ended September 30, 2003. This increase was primarily due to a 23.7% increase in the average undergraduate full-time student enrollment and an increase in the average tuition charge per student resulting from tuition increases of between 3% and 5%, depending on the program. For the year ended September 30, 2004, the average undergraduate full-time student enrollment was 13,076, compared with 10,568 for the year ended September 30, 2003. We have accommodated the increase in average student enrollment by improving the utilization of our existing facilities, opening our new Exton, Pennsylvania campus in July 2004 and expansion efforts at four of our existing facilities.

     Educational services and facilities expenses. Our educational services and facilities expenses for the year ended September 30, 2004 were $116.7 million, representing an increase of $24.3 million, or 26.3%, as compared to educational services and facilities expenses of $92.4 million for the year ended September 30, 2003. This increase was primarily due to incremental education expenses related to higher average student enrollments, including additional costs of $2.1 million incurred in connection with the start-up and operation of our new Exton, Pennsylvania campus that we opened in July 2004, an additional charge of approximately $1.2 million for depreciation related to a change in the estimated useful life of leasehold improvements and a $0.6 million charge for the early exit of a lease for a campus that we relocated in September 2004 to provide additional capacity. The increases in educational services and facilities expenses is partially offset by a $0.8 million reduction in estimated tool set expenses. Educational services and facilities expenses as a percentage of net revenues decreased to 45.8% for the year ended September 30, 2004 as compared to 47.0% for the year ended September 30, 2003. The decrease in educational services and facilities expenses as a percentage of net revenues is attributable to increased revenues and operating efficiencies resulting from increased average student enrollments at our existing facilities and a favorable adjustment of our estimated tool set expense, partially offset by the costs attributable to the opening and operation of the new Exton, Pennsylvania campus and accelerated depreciation of leasehold improvements related to a campus relocation.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended September 30, 2004 were $88.3 million, an increase of $20.4 million, or 30.0%, as compared to selling, general and administrative expenses of $67.9 million for the year ended September 30, 2003. This increase was primarily due to incremental compensation and fringe expenses related to additional sales representatives to support new applicants and administrative personnel to support the growth in operations, advertising expenses associated with student leads, administrative expenses for operations as a public company, legal costs and employee training initiatives. This increase also includes approximately $3.6 million in costs associated with the start-up of our new Exton, Pennsylvania campus. Selling, general and administrative expenses as a percentage of revenue remained flat at 34.6% for the years ended September 30, 2004 and September 30, 2003.

     Interest expense. Our interest expense for the year ended September 30, 2004 was $1.4 million, representing a decrease of $2.8 million, or 67.1%, compared to interest expense of $4.1 million for the year ended September 30, 2003. The decrease was primarily due to a reduction in the average debt balance outstanding as a result of our early repayment of approximately $31.5 million in term debt using proceeds received from our initial public offering in December 2003.

     Other expenses. Our other expenses for the year ended September 30, 2004 represent the write-off of unamortized deferred financing costs of approximately $1.1 million related to the early repayment of the term loans under our senior credit facilities with proceeds received from our initial public offering completed in December 2003 and the termination of our credit facility at September 30, 2004.

     Income taxes. Our provision for income taxes for the year ended September 30, 2004 was $19.1 million, or 39.9% of pretax income, compared to $12.4 million, or 37.7% of pretax income, for the year ended September 30, 2003. The higher effective tax rate for the year ended September 30, 2004 is primarily attributable to the non-deductible costs related to the secondary offering of our common stock and an increase in tax reserves.

     Income from continuing operations. As a result of the foregoing, we reported income from continuing operations for the year ended September 30, 2004 of $28.8 million, as compared to income from continuing operations of $20.4 million for the year ended September 30, 2003.

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

     Net revenues. Our net revenues for the year ended September 30, 2003 were $196.5 million, representing an increase of $52.1 million, or 36.1%, as compared to net revenues of $144.4 million for the year ended September 30, 2002. This increase was primarily due to a 27.7% increase in the average undergraduate full-time student enrollment during the year ended September 30, 2003 and an increase in the average tuition charge per student resulting from tuition increases of between 3% and 5%, depending on the program, and a shift in the mix of average student enrollments toward higher priced programs, particularly following the introduction of our higher-priced NASCAR programs at our new Mooresville, North Carolina NTI campus opened in July 2002. For the year ended September 30, 2003, the average undergraduate full-time student enrollment was 10,568, compared with 8,277 for the year ended September 30, 2002. We have been able to accommodate the increase in student enrollments by improving the utilization of our existing facilities, opening our new NTI campus in July 2002 and expanding many of our existing facilities.

     Educational services and facilities expenses. Our educational services and facilities expenses for the year ended September 30, 2003 were $92.4 million, representing an increase of $21.6 million, or 30.5%, as compared to educational services and facilities expenses of $70.8 million for the year ended September 30, 2002. This increase was primarily due to incremental education expenses related to higher average student enrollments, including additional costs of $7.0 million incurred in connection with the start-up and operation of our new NTI campus that we opened in July 2002. Educational services and facilities expenses as a percentage of net revenues decreased to 47.0% of net revenues for the year ended September 30, 2003 from 49.0% for the year ended September 30, 2002, primarily due to cost and operating efficiencies resulting from increased enrollments at our existing campuses, partially offset by the costs attributable to the opening and operation of the new NTI campus.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended September 30, 2003 were $67.9 million, representing an increase of $16.4 million, or 31.7%, as compared to selling, general and administrative expenses of $51.5 million for the year ended September 30, 2002. This increase was due in large measure to the incremental increase in marketing and student enrollment expenses in the 2003 period to support future growth in student enrollments, which includes additional costs of $3.9 million relating to the new NTI campus that we opened in July 2002. Selling, general and administrative expenses as a percentage of net revenues decreased to 34.6% of net revenues in the year ended September 30, 2003 compared to 35.7% of net revenues in the year ended September 30, 2002. This decrease is primarily due to operating efficiencies resulting from increased enrollments at our existing facilities, partly offset by the costs attributable to the opening of our new campus.

     Interest expense. Our interest expense for the year ended September 30, 2003 was $4.1 million, representing a decrease of $2.6 million, or 38.9%, compared to interest expense of $6.8 million for the year ended September 30, 2002. This decrease was due primarily to a reduction in the average debt balance outstanding and a decrease in the average interest rate paid on our indebtedness to 6.1% for the year ended September 30, 2003 from 6.5% for the year ended September 30, 2002. The reduction in the average debt balance outstanding was principally due to the repayment of $23.4 million of 13.5% subordinated notes and repayment of $17.9 million of long term debt under our existing senior credit facilities with proceeds received from the issuance of our series D convertible preferred stock in April 2002, as well as scheduled repayments under the senior credit facilities and repayment of $15.0 million of long-term debt under our existing senior credit facilities with available cash on hand during July 2003. We also repaid approximately $7.0 million of a subordinated convertible promissory note at a 10% discount in August 2003. The decrease in the average rate of interest we paid on our indebtedness was primarily attributable to the repayment of the 13.5% subordinated notes that carried a higher fixed interest rate, decreases in the LIBOR rates and a reduction in the applicable interest margin under our senior credit facilities as a result of our improved financial condition and the amendment of our senior credit facilities.

     Other expenses. Our other expenses for the year ended September 30, 2002 represent the write-off of unamortized deferred financing costs of approximately $1.0 million as a result of the amendment of our senior credit facilities in April 2002.

     Income taxes. Our provision for income taxes for the year ended September 30, 2003 was $12.4 million, or 37.7% of pretax income, compared to $5.2 million, or 35.0% of pretax income, for the year ended September 30, 2002. The increase in the effective rate is primarily attributable to higher state taxes for the year ended September 30, 2003, as all available state net operating loss carryforwards were utilized in the year ended September 30, 2002. In addition, a higher federal statutory rate applied to the year ended September 30, 2003, as well as an increase in our state tax rates that primarily impacted deferred tax items for the year ended September 30, 2003.

Income from continuing operations. As a result of the foregoing, we reported income from continuing operations for the year ended September 30, 2003 of $20.4 million, as compared to income from continuing operations of $9.7 million for the year ended September 30, 2002.

Liquidity and Capital Resources

          We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $47.7 million in fiscal 2004, $36.4 million in fiscal 2003 and $20.5 million in fiscal 2002.

          A majority of our net revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year (thirty-week periods). Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our undergraduate programs are typically designed to be completed in 12 to 18 months. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

          Net cash from operations increased $11.2 million, or 30.9%, from $36.4 million to $47.7 million for the fiscal year ended September 30, 2004. This increase was primarily attributable to increased operating performance of approximately $8.4 million, which includes the effect of increased depreciation expense and other non-cash charges, the timing of tuition funding and other working capital changes. The timing of tuition funding resulted in an increase in accounts receivable of $2.6 million and an increase in deferred revenue of $8.8 million resulting in a combined positive cash flow of approximately $6.2 million. This represents an increase in cash flow of approximately $10.8 million from the comparable year ended September 30, 2003 and is attributable to an increase in average student enrollments partially offset by the increase of approximately $1.7 million related to our new Exton, Pennsylvania campus as we await Title IV approval for this location. In addition to the timing of tuition funding and increased operating performance, cash flow from operations was also impacted as a result of providing $10.4 million in cash to collateralize our issued letter of credit to ED, offset partially by increased accounts payable and accrued expenses attributable to the increased level of operations necessary to support average student growth.

          Net cash from operations increased approximately $16.0 million, or 77.9%, from $20.5 million to $36.4 million for the year ended September 30, 2003. This increase was primarily due to increased operating performance, accounts payable, accrued expenses related to the purchase of supplies and equipment as a result of the increase in average student enrollments, accrued salaries and related benefits and accrued health care benefits from a self-insured benefit plan.

     Capital Expenditures

          Our cash used in investing activities is primarily related to the purchase of property and equipment and capital improvements. Our capital expenditures primarily result from the addition of new and the expansion of existing facilities, ongoing replacements of equipment related to student training, our computer network and student management and reporting systems. Net cash used in investing activities amounted to $16.9 million in fiscal year 2004 compared to $11.7 million in fiscal 2003 and $5.8 million in fiscal 2002. The increase in cash flows used in investing activities during the 2004 fiscal year was primarily attributable to a new facility, relocation and expansion efforts, investment in tools, classroom technology and other equipment that support our programs.

          During fiscal 2004, we incurred approximately $2.1 million in capital expenditures to equip classrooms, labs and administrative office space at our new Exton, Pennsylvania campus, approximately $2.2 million in capital improvements as we completed expansion efforts at our Glendale Heights, Illinois campus and approximately $0.5 million in capital expenditures related to leasehold improvements and training equipment for the addition of an automotive training program at our existing Orlando, Florida campus.

          The increase in cash flow used in investing activities during the 2003 fiscal year was primarily attributable to the acquisition of additional training aids and equipment related to student training to support the growth of our student population, including approximately $2.0 million related to our campus in Mooresville, North Carolina which was opened in July 2002.

          Capital expenditures are expected to increase as we upgrade and expand current equipment and facilities or open new facilities to meet increased student enrollments. We expect to be able to fund these capital expenditures with cash generated from operations.

          The following is a summary of our current material capital expenditure commitments:

•	In September 2004, we entered into a real estate purchase agreement and an agreement to retrofit the existing building for a campus to be located in the Boston suburb of Norwood, Massachusetts. A new undergraduate automotive technician training program is planned to be offered at this campus. The purchase price is approximately $12.4 million and approximately $10.0 million to $12.0 million is expected to be spent to retrofit the existing building prior to the planned opening in the fourth quarter of our 2005 fiscal year. The campus is planned to provide approximately 170,000 square feet of classroom and lab space on a total of 24.5 acres. The campus is planned to accommodate approximately 1,900 students at maturity.

•	In the next fiscal year, we will continue to equip our new Exton, Pennsylvania and Orlando, Florida automotive programs. In addition, we intend to expand certain of our existing programs. Capital expenditures related to these activities are estimated to be $4.0 million.

          Our strategy includes considering strategic acquisitions in the future. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt, resulting in increased interest expense.

     Debt Service

          Our total debt was $60.9 million as of September 30, 2002, $57.3 million as of September 30, 2003 and $43.0 thousand as of September 30, 2004.

          The following schedule sets forth our long-term debt obligations as of the fiscal years ended September 30, 2002, 2003 and 2004:

	Year Ended September 30,
	2002	2003	2004
	(In thousands)
Revolving credit facility (1)	$—	$—	$—
Term A loan facility payable to bank (2)	19,150	16,950	—
Term B loan facility payable to bank (2)	29,850	14,550	—
6.0% Mandatory redeemable series A preferred stock (3)	—	15,202	—
6.0% Mandatory redeemable series B preferred stock (3)	—	5,531	—
6.0% Mandatory redeemable series C preferred stock (3)	—	4,729	—
6.6% Subordinated promissory note payable to shareholders and related parties	4,000	—	—
8.0% Subordinated convertible promissory note payable	7,011	—	—
Capital leases	891	374	43

Total debt	60,902	57,336	43

Less current portion	3,016	3,860	37

Total long-term debt	$57,886	$53,476	$6

(1)	On September 30, 2004, we terminated our $30.0 million revolving credit facility and on October 26, 2004 replaced it with a new $30.0 million revolving credit facility and a $20.0 million standby letter of credit facility.

(2)	On December 23, 2003, we used proceeds received from our initial public offering to repay all of the then outstanding term debt totaling $31.5 million.

(3)	We adopted SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003. Accordingly, we reclassified as a liability the mandatory redeemable series A, series B and series C preferred stock totaling $25.5 million at September 30, 2003. On December 22, 2003, in connection with our completed initial public offering, we either redeemed this preferred stock or exchanged such stock for shares of common stock.

          Effective September 30, 2004, we terminated our revolving credit facility which had previously provided us the availability of $30.0 million to be used for working capital, capital expenditures and other general corporate purposes and to support letters of credit issued under the facility. There were no outstanding borrowings under the revolving credit facility and we had an outstanding letter of credit of $9.9 million issued to ED at the time of termination. In connection with the termination of the credit facility, we provided $10.4 million in cash collateral for the $9.9 million letter of credit, which expired on November 9, 2004.

          On October 26, 2004, we entered into a new credit agreement with a bank for a revolving line of credit in the amount of $30.0 million and a standby letter of credit facility for up to $20.0 million. We have the option to issue letters of credit either under the revolving line of credit, which reduces our borrowing ability or under the standby letter of credit facility. The standby letter of credit facility is collateralized by a cash collateral account equal to the advance rate, as defined and dependent upon the underlying collateral investment, multiplied by the issued and outstanding letters of credit. Effective November 1, 2004, we issued a letter of credit in the amount of $14.4 million in favor of ED to replace the previously issued $9.9 million letter of credit maturing on November 9, 2004. The new letter of credit is collateralized in the amount of $15.8 million held in U.S. Government guaranteed bonds. The increase in the letter of credit is attributable to the increase in Title IV funds that we received during our 2003 fiscal year as a result of the growth in our average student enrollment.

          The new credit agreement requires interest to be paid quarterly in arrears on outstanding amounts borrowed under the revolving line of credit. The interest rate is based upon the lender’s prime interest rate less 0.50% per annum or LIBOR plus 0.625% per annum, at our option. The revolving line of credit also requires an unused commitment fee payable quarterly in arrears equal to 0.125% per annum. Issued letters of credit bear fees of 0.625% per annum under the revolving line of credit and 0.375% per annum under the standby letter of credit facility. Fees for issued letters of credit are payable quarterly in advance.

          Our new credit agreement contains various financial and non-financial covenants. The facility, among other things, restricts our ability to: incur additional indebtedness, grant liens or other security interest, make certain investments, become liable for contingent obligations or dispose of assets or stock of our subsidiaries. Our new credit agreement also requires us to comply with specified financial ratios and tests, which are adjusted over time, as follows:

•	We are required to have minimum quarterly net income of $3.5 million

•	We are required to maintain a minimum tangible net worth equal to our tangible net worth at September 30, 2004, which was $34.4 million.

•	We are required to maintain a total liabilities to tangible net worth ratio, as defined in the agreement, of 3.5 to 1.0 at December 31, 2004, which decreases to 2.0 to 1.0 at September 30, 2005 and 1.5 to 1.0 at September 30, 2006 and thereafter.

•	We are required to maintain a current ratio of 0.4 to 1.0 at December 31, 2004, which increases to 0.50 to 1.0 at September 30, 2005 and 0.60 to 1.0 at September 30, 2006 and thereafter.

          Furthermore, our new credit agreement contains customary events of default as well as an event of default in the event that any of our institutions loses any accreditation necessary for Title IV Program eligibility, or the ability of any such institution to participate in Title IV Programs is cancelled.

          During the year ended September 30, 2004, we generated cash from financing activities of $3.0 million, an increase of $32.4 million as compared to cash used in financing activities of $29.4 million for the year ended September 30, 2003. The increase in cash provided from financing activities is attributable to net proceeds from our initial public offering of approximately $59.0 million which were used to repay the outstanding balance of our term loans of $31.5 million, redeem all outstanding shares of series A, series B and series C preferred stock that were not exchanged for shares of our common stock totaling approximately $12.9 million and pay all accrued and unpaid dividends on each series of our preferred stock, whether or not exchanged, totaling approximately $12.6 million.

          During the year ended September 30, 2003, we used cash for financing activities of $29.4 million, an increase of $24.9 million, as compared to cash used for financing activities of $4.5 million in the year ended September 30, 2002. The increase in cash used for financing activities is attributable to using cash on hand to reduce the overall level of debt outstanding. In July 2003, we prepaid without penalty, $15.0 million of borrowings under our term loan B facility, which had been a part of a senior credit facility. In August 2003, we retired at a 10% discount, a subordinated convertible promissory note having a principal amount of approximately $7.0 million. Also in August 2003, we repaid in full, including all accrued interest, a promissory note in the principal sum of $4.0 million that we had issued in September 1997 in favor of Whites’ Family Company, LLC, an entity controlled by John C. White, an executive officer and member of our board of directors. This note bore interest at approximately 6.6% and was due on or before September 2023. Immediately following this repayment, Whites’ Family Company, LLC remitted to us approximately $4.0 million in satisfaction of the principal amount of, and accrued interest on, a subscription note receivable bearing interest at approximately 6.1%.

          In October 2003, we received a waiver from our lender related to a non-financial covenant for financial reporting which we have met subsequently.

     Dividends

          In September 2003, we paid a dividend in the aggregate of $5.0 million to our common stockholders and the holders of our series D preferred stock. We do not expect to pay any dividends on our common stock for the foreseeable future.

     Future Liquidity Sources

     Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other available sources of liquidity, including borrowings available under the new revolving credit facility, will provide adequate funds for ongoing operations, expansion to new locations and planned capital expenditures for the next 12 to 18 months.

Contractual Obligations

          The following table sets forth, as of September 30, 2004, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require significant cash outlays in the future.

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Capital leases	$43	$37	$6	$—	$—
Operating leases (1)(2)	229,307	17,237	34,076	33,465	144,529
Purchase obligations: (3)
Real Estate Purchase (4)	11,780	11,780	—	—	—
Other	11,000	5,941	4,929	130	—
Other long-term obligations (5)	7,644	—	2,449	999	4,196

Total contractual cash obligations	259,774	34,995	41,460	34,594	148,725

Standby letters of credit (6)	9,900	9,900	—	—	—
Issued and Outstanding Surety Bonds (7)	13,335	13,335	—	—	—

Total contractual commitments	$283,009	$58,230	$41,460	$34,594	$148,725

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)	In October 2004, we entered into a long-term, real property lease agreement for a 22.5 acre parcel of land in Sacramento, California. A new undergraduate automotive technician training campus is planned to be constructed on the land. The initial term of the lease is fifty years with two renewal periods of ten years each. Lease payments begin upon the earlier of our occupancy of the planned campus or September 1, 2005 with minimum lease payments of approximately $0.4 million per annum adjusted every three years during the initial term based upon the consumer price index. Minimum lease payments in each of the renewal periods will be based upon the then current fair market value of the real property. We expect to open the campus in the first half of our 2006 fiscal year. The new campus is planned to be approximately 110,000 square feet of classroom and lab space and is expected to initially accommodate approximately 1,100 students with the potential to construct additional facilities for program expansion or add new curricula.

(3)	Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Where the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the table. Additionally, purchase orders outstanding as of September 30, 2004, employment contracts and minimum payments under licensing and royalty agreements are included.

(4)	In September 2004, we entered into an agreement to purchase 24.5 acres of land and a building in the Boston suburb of Norwood, Massachusetts. The purchase price is approximately $12.4 million and approximately $0.6 million was deposited into escrow at September 30, 2004. We intend to open a new undergraduate automotive technician training campus in the fourth quarter of our 2005 fiscal year. The new campus will provide approximately 170,000 square feet of classroom and lab space and will accommodate approximately 1,900 students at maturity. We estimate completion of this transaction during the second quarter of our 2005 fiscal year.

(5)	Includes deferred facility rent liabilities, tax reserves, deferred compensation and other obligations.

(6)	Consists of a letter of credit in the amount of $9.9 million in favor of ED collateralized by cash. In November 2004, the letter of credit was increased to $14.4 million and is collateralized by $15.8 million held in U.S. Government guaranteed bonds.

(7)	Represents surety bonds posted on behalf of our schools and education representatives with multiple state education agencies.

Related Party Transactions

     In connection with our initial public offering in December 2003, we exchanged for shares of our common stock or redeemed for cash, at the holder’s election, our series A preferred stock, series B preferred stock and series C preferred stock. We used $25.5 million of the net proceeds from that public offering to redeem all outstanding shares of our series A, series B and series C preferred stock that were not exchanged for shares of common stock and to pay all the accrued and unpaid dividends on all the series of our preferred stock, whether or not exchanged. The following table shows the amounts that our executive officers and directors received in connection with such redemption and payment of dividends.

Preferred Stock
Redemption Amount
(In thousands)
Robert Hartman	$3,663
John White	$1,558
Kimberly McWaters	$50
David Miller	$4
Roger Speer	$15

     We lease some of our properties from entities controlled by John C. White, our Chief Strategic Planning Officer and Vice Chairman of our board of directors. A portion of the property comprising our Orlando location is occupied pursuant to a lease with the John C. and Cynthia L. White 1989 Family Trust, with the lease term expiring on August 19, 2022. The annual base lease payments for the first year under this lease total approximately $326,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Another portion of the property comprising our Orlando location is occupied pursuant to a lease with Delegates LLC, an entity controlled by the White Family Trust, with the lease term expiring on July 1, 2016. The beneficiaries of this trust are Mr. White’s children, and the trustee of the trust is not related to Mr. White. Annual base lease payments under this lease are approximately $680,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Additionally, we lease two of our Phoenix properties under one lease from City Park LLC, a successor in interest of 2844 West Deer Valley L.L.C. and in which the John C. and Cynthia L. White 1989 Family Trust holds a 25% interest. The lease expires on February 28, 2015, and the annual base lease payments under this lease, as amended, are approximately $463,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. The table below sets forth the total payments that we made in fiscal 2002, 2003 and 2004 under these leases:

		John C. and Cynthia
	City Park LLC	1989 Family Trust	Delegates LLC
Fiscal 2002	$462,567	$364,508	$644,715
Fiscal 2003	$495,040	$399,901	$796,015
Fiscal 2004	$551,775	$447,205	$924,307

     We believe that the rental rates under these leases approximate the fair market rental value of the properties at the time the lease agreements were negotiated.

     For a description of additional related party transactions, see “Item 13. Certain Relationships and Related Transactions.”

Seasonality

     Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third fiscal quarter than in the remainder of our fiscal year because fewer students are enrolled during the summer months. Our expenses, however, do not vary significantly with changes in student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. The second and third quarters of our fiscal year ended September 30, 2003 were favorably impacted by an increase in student population at our NTI campus, which resulted in increased revenue and operational efficiencies during those two quarters. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased enrollments of adult students. In addition, our net revenues for the first fiscal quarter are adversely affected by the fact that we do not recognize revenue during the calendar year end holiday break, which falls primarily in that quarter.

	Year Ended September 30, (Dollars in thousands) Net Revenues
	2002		2003		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Three Month Period Ending:
December 31	$34,405	23.8%	$45,374	23.1%	$59,043	23.1%
March 31	35,483	24.6%	47,358	24.1%	63,684	25.0%
June 30	35,540	24.6%	48,910	24.9%	62,947	24.7%
September 30	38,944	27.0%	54,853	27.9%	69,475	27.2%

	$144,372	100.0%	$196,495	100.0%	$255,149	100.0%

	Operating Income
	2002		2003		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Three Month Period Ending:
December 31	$6,249	28.4%	$8,240	22.8%	$14,015	28.0%
March 31	6,096	27.7%	9,482	26.2%	13,494	26.9%
June 30	4,766	21.6%	9,171	25.4%	10,865	21.7%
September 30	4,907	22.3%	9,263	25.6%	11,748	23.4%

	$22,018	100.0%	$36,156	100.0%	$50,122	100.0%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Historically, our principal exposure to market risk relates to changes in interest rates. However, we repaid substantially all of our long-term debt in December 2003 with a portion of the net proceeds of our initial public offering. Consequently, we believe that we currently have minimal financial exposure to market risk.

Effect of Inflation

     To date, inflation has not had a significant effect on our operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the company and its subsidiaries are included below on pages F-2 to F-32 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in our proxy statement for the 2005 Annual Meeting of Stockholders under the headings “Election of Directors” and “Code of Conduct; Corporate Governance Guidelines” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in our proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth in our proxy statement for the 2005 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in our proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth in our proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Fees Paid to PricewaterhouseCoopers LLP” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Annual Report on Form 10-K:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Report.

(2)	The following financial statement schedule for the years ended September 30, 2002, 2003 and 2004 is filed with this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, are not applicable, or the required information is shown on the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (Filed herewith.)

3.4	Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

4.1	Specimen Certificate evidencing shares of common stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

4.2	Registration Rights Agreement, dated December 16, 2003, between Registrant and certain stockholders signatory thereto. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.1	Credit Agreement, dated October 26, 2004, by and between the Registrant and Wells Fargo Bank, National Association. (Filed herewith.)

10.2	Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.3	1997 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.4	Management 1999 Option Program. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.5	Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.6	2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 dated January 13, 2004 (No. 333-111900).)

10.7	2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 dated January 13, 2004 (No. 333-111898).)

10.8	Amended and Restated Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Robert D. Hartman, as amended. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.9	Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and John C.

Exhibit
Number	Description
White, as amended. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.10	Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Kimberly J. McWaters, as amended. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.11	Employment Agreement, dated November 30, 2003, between Registrant and Jennifer L. Haslip. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.12	Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.13	Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.14	Lease Agreement, dated July 2, 2001, as amended, between John C. and Cynthia L. White, as trustees of the John C. and Cynthia L. White 1989 Family Trust, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.15	Lease Agreement, dated July 2, 2001, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.16	Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 5, 2004, or an amendment thereto (No. 333-114185).)

21.1	Subsidiaries of Registrant. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(b)	Current Reports on Form 8-K were filed on the following dates for the items indicated:

August 11, 2004, Items 7 and 12 regarding results of operations and financial condition for the quarter ended June 30, 2004.

September 24, 2004, Item 1.01 regarding our entry into a definitive agreement for the purchase of property in Norwood, Massachusetts.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 2004

UNIVERSAL TECHNICAL INSTITUTE, INC.
By:	/s/ Robert D. Hartman
ROBERT D. HARTMAN
Chairman of the Board

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert D. Hartman and Jennifer L. Haslip, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Robert D. Hartman Robert D. Hartman	Chairman of the Board	December 23, 2004

/s/ John C. White John C. White	Chief Strategic Planning Officer and Vice Chairman of the Board	December 23, 2004

/s/ Kimberly J. McWaters Kimberly J. McWaters	President and Chief Executive Officer (Principal Executive Officer)	December 23, 2004

/s/ Jennifer L. Haslip Jennifer L. Haslip	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 23, 2004

/s/ Lawrence A. Eisel Lawrence A. Eisel	Controller (Principal Accounting Officer)	December 23, 2004

/s/ A. Richard Caputo, Jr. A. Richard Caputo, Jr.	Director	December 23, 2004

/s/ Conrad A. Conrad Conrad A. Conrad	Director	December 23, 2004

/s/ Michael R. Eisenson Michael R. Eisenson	Director	December 23, 2004

S-1

SIGNATURE	TITLE	DATE
/s/ Kevin P. Knight Kevin P. Knight	Director	December 23, 2004

/s/ Roger S. Penske Roger S. Penske	Director	December 23, 2004

S-2

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Universal Technical Institute, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Technical Institute, Inc. and its subsidiaries at September 30, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, effective July 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

PricewaterhouseCoopers LLP

Phoenix, Arizona
November 22, 2004

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$8,925	$42,602
Restricted cash	—	10,395
Receivables, net	19,856	20,124
Deferred tax asset	875	785
Prepaid expenses and other assets	2,163	3,222

Total current assets	31,819	77,128
Property and equipment, net	27,446	36,925
Investment in land	71	71
Goodwill	20,579	20,579
Deferred finance fees, net	1,300	—
Deferred tax asset	155	—
Other assets	2,729	1,613

Total assets	$84,099	$136,316

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$25,005	$32,816
Current portion of long-term debt and capital leases	3,860	37
Deferred revenue	25,692	34,523
Accrued tool sets	3,523	2,852
Other current liabilities	2,979	288

Total current liabilities	61,059	70,516
Long-term debt and capital leases	28,014	6
Mandatory redeemable preferred stock (redemption value of $25,941 at September 30, 2003)	25,462	—
Distributions payable to shareholders	71	71
Deferred tax liability	—	3,054
Other liabilities	5,484	7,644

Total liabilities	120,090	81,291

Commitments and contingencies (Note 12)
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—

Redeemable convertible preferred stock, 2,357 shares issued and outstanding at September 30, 2003 and 0 shares issued and outstanding at September 30, 2004 (redemption value of $50,618 at September 30, 2003)	47,161	—

Shareholders’ equity (deficit):
Common stock, $.0001 par value, 100,000,000 shares authorized, 13,936,295 shares issued and outstanding at September 30, 2003 and 27,781,068 shares issued outstanding at September 30, 2004	1	1
Paid-in capital	—	110,105
Accumulated deficit	(83,125)	(55,081)
Subscriptions receivable	(28)	—

Total shareholders’ equity (deficit)	(83,152)	55,025

Total liabilities, redeemable preferred stock and shareholders’equity (deficit)	$84,099	$136,316

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2002	2003	2004
Net Revenues	$144,372	$196,495	$255,149
Operating expenses:
Educational services and facilities	70,813	92,443	116,730
Selling, general and administrative	51,541	67,896	88,297

Total operating expenses	122,354	160,339	205,027

Income from operations	22,018	36,156	50,122

Other expense (income):
Interest income	(508)	(475)	(328)
Interest expense	6,213	3,601	1,263
Interest expense related parties	549	532	96
Other expense (income)	847	(234)	1,134

Total other expense	7,101	3,424	2,165

Income before income taxes	14,917	32,732	47,957
Income tax expense	5,228	12,353	19,137

Net income	9,689	20,379	28,820
Preferred stock dividends	(2,872)	(6,413)	(776)

Net income available to common shareholders	$6,817	$13,966	$28,044

Earning per share - basic:
Net income per share - basic	$0.51	$1.03	$1.14

Net income per share - diluted	$0.44	$0.79	$1.04

Weighted average number of common shares outstanding:
Basic	13,402	13,543	24,659

Diluted	20,244	25,051	27,585

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share amounts)

							Total
	Common Stock		Paid-in	Treasury	Accumulated	Subscriptions	Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Receivable	Equity (Deficit)
Balance at September 30, 2001	13,466	$1	$—	$(15)	$(102,476)	$(486)	$(102,976)
Net income	—	—	—	—	9,689	—	9,689
Dividends on preferred stock	—	—	—	—	(2,872)	—	(2,872)

Balance at September 30, 2002	13,466	1	—	(15)	(95,659)	(486)	(96,159)
Net income	—	—	—	—	20,379	—	20,379
Exercise of stock options	470	—	108	—	—	(108)	—
Proceeds paid on subscription receivable	—	—	—	—	—	566	566
Tax benefit from employee stock option plan	—	—	1,287	—	—	—	1,287
Stock option compensation recorded	—	—	63	—	—	—	63
Dividends on preferred stock	—	—	(1,458)	—	(2,830)	—	(4,288)
Cash dividends:
Preferred Series D @ $901 .495 per share	—	—	—	—	(2,125)	—	(2,125)
Common stock @ $0.207 per share	—	—	—	—	(2,875)	—	(2,875)
Retirement of treasury stock	(63)	—	—	15	(15)	—	—

Balance at September 30, 2003	13,873	1	—	—	(83,125)	(28)	(83,152)
Net income	—	—	—	—	28,820	—	28,820
Issuance of common stock, net	3,250	—	58,977	—	—	—	58,977
Conversion of preferred stock	10,571	—	48,540	—	—	—	48,540
Proceeds received on subscription receivable	—	—	—	—	—	28	28
Issuance of common stock under employee plans	82	—	1,285	—	—	—	1,285
Tax benefit from employee stock plans	—	—	495	—	—	—	495
Stock compensation	5	—	808	—	—	—	808
Dividends on preferred stock	—	—	—	—	(776)	—	(776)

Balance at September 30, 2004	27,781	$1	$110,105	$—	$(55,081)	$—	$55,025

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2002	2003	2004
Cash flows from operating activities:
Net income	$9,689	$20,379	$28,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,948	6,382	8,812
Bad debt expense	2,681	2,470	2,295
Tax benefit from option exercise	—	1,287	495
Stock compensation	—	63	808
Deferred income taxes	2,045	484	3,299
Write-off of deferred financing fees	970	467	1,099
Loss on sale of property and equipment	232	122	325
Preferred stock interest expense	—	292	265
Gain on early retirement of debt	—	(701)	—
Changes in assets and liabilities:
Restricted cash	—	—	(10,395)
Receivables	(4,910)	(9,799)	(2,563)
Prepaid expenses and other assets	(278)	(108)	(1,059)
Other assets	1,120	(2,012)	1,496
Accounts payable and accrued expenses	619	8,184	6,578
Deferred revenue	5,350	5,265	8,831
Accrued tool sets and other current liabilities	(2,143)	2,564	(3,362)
Other liabilities	148	1,077	1,917

Net cash provided by operating activities	20,471	36,416	47,661

Cash flows from investing activities:
Purchase of property and equipment	(11,772)	(11,977)	(16,975)
Proceeds from sale of property and equipment	5,869	20	36
Proceeds from the sale of land	—	303	—
Proceeds from sale of securities	123	—	—

Net cash used in investing activities	(5,780)	(11,654)	(16,939)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $7,648	—	—	58,977
Proceeds from issuance of preferred stock, net of issuance costs of $3,457	42,043	—	—
Proceeds from long-term debt borrowings, net of issuance costs of $2,462	16,819	—	—
Proceeds from issuance of common stock under employee plans	—	—	1,285
Repayment of long-term debt borrowings	(39,952)	(18,017)	(31,831)
Repayment of subordinated debt	(23,400)	(10,310)	—
Distribution to stockholders	—	(303)	—
Redemption of mandatory redeemable preferred stock	—	—	(12,946)
Dividends paid	—	(5,000)	(12,558)
Proceeds from subscriptions receivable	—	4,239	28

Net cash (used in) provided by financing activities	(4,490)	(29,391)	2,955

Net increase in cash and cash equivalents	10,201	(4,629)	33,677
Cash and cash equivalents, beginning of year	3,353	13,554	8,925

Cash and cash equivalents, end of year	$13,554	$8,925	$42,602

The accompanying notes are an integral part of the these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

	Year Ended September 30,
	2002	2003	2004
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$6,831	$4,744	$1,219

Debt issued in lieu of interest	$395	$—	$—

Preferred dividends accrued but unpaid	$2,872	$4,288	$—

Taxes paid (received)	$(3,088)	$8,177	$18,037

Training equipment obtained in exchange for services	$945	$1,475	$1,496

Construction in progress financed by construction liability	$2,064	$—	$—

Construction liability recognized as operating lease	$—	$(2,064)	$—

Exercise of stock options	$—	$108	$—

Exchange of preferred stock for common stock	$—	$—	$48,540

The accompanying notes are an integral part of the these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Nature of the Business

Business Description

     We are a provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at eight campuses and manufacturer-sponsored advanced programs at 22 dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals.

     The accompanying consolidated financial statements include all the accounts of Universal Technical Institute, Inc. (a Delaware corporation) and each of its wholly-owned subsidiaries (collectively “we” and “our”). All significant intercompany accounts and transactions have been eliminated.

     On November 11, 2003 we approved a 4,350-to-1 stock split of our common shares to be effective immediately prior to the consummation of an initial public offering which occurred on December 17, 2003. All share and per share amounts in the financial statements have been adjusted to reflect the stock split.

2. Government Regulation and Financial Aid

     Our schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (ED). During the years ended September 30, 2002, 2003 and 2004, approximately 65%, 68%, and 72%, respectively, of our net revenues were indirectly derived from funds distributed under Title IV Programs.

     To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. For this reason, our schools are subject to extensive regulatory requirements imposed by all of these entities. After our schools receive the required certifications by the appropriate entities, our schools must demonstrate their compliance with the ED regulations of the Title IV Programs on an ongoing basis. Included in these regulations is the requirement that we must satisfy specific standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based upon the institutions’ annual audited financial statements, as well as following a change in ownership of the institution. Under regulations which took effect July 1, 1998, ED calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit.

     An institution that does not meet ED’s minimum composite score requirements may establish its financial responsibility as follows:

     • by posting a letter of credit in favor of ED in an amount up to 50% of the Title IV Program funds received by the institution during the institution’s most recently completed fiscal year;

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

•	by posting a letter of credit in an amount equal to at least 10% of the Title IV Program funds received during the institution’s most recent fiscal year, accepting provisional certification, complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement; or

•	by complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement.

     Based on its review of our financial statements for our fiscal years 2001, 2002 and 2003, ED determined that we did not have a composite score of 1.5 or higher. Consequently, since November 2000, we have been required to post a letter of credit on behalf of our institutions in favor of ED and to accept provisional certification and additional ED reporting and monitoring procedures. At September 30, 2004, we have an outstanding letter of credit in the amount of $9.9 million, representing approximately 10% of the total Title IV Program funds received by our institutions in the year ended September 30, 2002, as calculated by ED. This letter of credit was increased to $14.4 million in November 2004 which is attributable to increased funds received under Title IV Programs during our 2003 fiscal year. Additionally, we are required to credit students’ accounts before requesting and receiving Title IV Program funds and two of our institutions are required to file additional reports with ED regarding their receipt of Title IV Program funds. Based upon our financial position at September 30, 2004, our composite score is 1.5 and we believe we will meet the minimum requirement for ED. However, a release from the requirement to post a letter of credit is discretionary and we have no assurance that this requirement will be released by ED.

3. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Universal Technical Institute, Inc. and each of its wholly-owned subsidiaries (collectively “we” and “our”). All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

     Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for guarantees and scholarships we sponsor. Tuition and fee revenue is recognized on a pro-rata (straight-line) basis over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 95% of our net revenues for the fiscal year ended 2002, 96% of our net revenues for the fiscal year ended 2003 and 97% of our net revenues for the 2004 fiscal year consisted of tuition. Our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 12 to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. In aggregate, these additional revenues represented less than 10% of total net revenues in each year in the three-year period ended September 30, 2004. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and a fee earned and is reflected as a current liability in our consolidated financial statements because it is expected to be earned within the twelve-month period immediately following the date on which such liability is reflected in our consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

Cash and Cash Equivalents

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

     Restricted cash represents the amount provided as collateral to the issuer of our letter of credit in favor of ED. At September 30, 2004, we had an outstanding letter of credit to ED in the amount of $9.9 million, for which $10.4 million in cash was held by the issuer as collateral. See additional discussion in Note 8.

Deferred Financing Fees

     Costs incurred in connection with obtaining financing are capitalized and amortized using the effective interest method over the term of the related debt. Amortization of deferred financing fees was $1.1 million for the year ended September 30, 2002, $0.5 million for the year ended September 30, 2003 and $0.2 million for the year ended September 30, 2004. In the year ended September 30, 2002, we wrote off approximately $1.0 million in deferred finance costs related to the restructuring of our senior credit facility. In the year ended September 30, 2003, we wrote off approximately $0.5 million in deferred finance costs related to the early repayment of term debt. In the year ended September 30, 2004, we wrote off an additional $0.7 million in deferred financing costs related to the early payoff of term debt and $0.4 million related to the early termination of our credit facility. These amounts have been included in other income and expense for all periods presented.

Property and Equipment

     Property, equipment and leasehold improvements are recorded at cost. Amortization of equipment under capital leases and leasehold improvements are calculated using the straight-line method over the remaining useful life of the asset or term of lease, whichever is shorter. Equipment under capital leases totaled $1.8 million with accumulated amortization of $1.5 million at September 30, 2003 and totaled approximately $1.8 million with accumulated amortization of approximately $1.7 million at September 30, 2004. Depreciation is calculated using the straight-line method over the estimated useful life. The estimated useful life of our training, office and computer equipment ranges from 3 years to 7 years. The estimated useful life of our vehicles is 5 years.

     Depreciation and amortization related to our property and equipment was $3.8 million for the year ended September 30, 2002, $5.9 million for the year ended September 30, 2003 and $8.6 million for the year ended September 30, 2004. Maintenance and repairs are expensed as incurred.

Software Development Costs

     We capitalize certain internal software development costs which are amortized using the straight-line method over the estimated lives of the software (not to exceed 7 years). Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Depreciation related to internally developed software was $0.2 million for the year ended September 30, 2003 and $0.3 million for the year ended September 30, 2004.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost of the acquired businesses over the fair market value of the acquired net assets. We account for our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is no longer amortized and instead is tested for impairment on an annual basis. We completed our impairment test of goodwill during the fourth quarter of 2003 and 2004 and determined there was no impairment at that time.

Impairment of Long-Lived Assets

     We review the carrying value of our long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, we assess the potential impairment of property and equipment and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made. For the year ended September 30, 2004, we recognized in accordance with SFAS No. 144, a charge of $1.2 million related to the write-off of leasehold improvements for a campus we relocated in September 2004.

Advertising Costs

     Costs related to advertising are expensed as incurred and totaled approximately $5.7 million for the year ended September 30, 2002, $7.9 million for the year ended September 30, 2003 and $12.0 million for the year ended September 30, 2004.

Start-up Costs

     Costs related to the start-up of new campuses are expensed as incurred.

Stock-Based Compensation

     We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123,” which defines a fair value based method and addresses common stock and options awarded to employees as well as those awarded to non-employees in exchange for products and services. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

	Years Ending September 30,
	2002	2003	2004
Net income available to common shareholder — as reported	$6,817	$13,966	$28,044
Add stock-based compensation expense included in reported net income, net of taxes	—	39	371
Deduct total stock-based employee compensation expenses determined using the fair value based method, net of taxes	(72)	(163)	(1,808)

Net income (loss) — pro forma	$6,745	$13,842	$26,607

Earnings per share — basic — as reported	$0.51	$1.03	$1.14

Earnings per share — diluted — as reported	$0.44	$0.79	$1.04

Earnings per shares — basic — pro forma	$0.50	$1.02	$1.08

Earnings per shares — diluted — pro forma	$0.44	$0.78	$0.99

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used for grants made during each of the years ended September 30, 2002, 2003 and 2004.

	Years Ending September 30,
	2002	2003	2004
Expected lives	5 years	5 years	5 years
Risk-free interest rate	5.02%	3.25%	3.25%
Dividend yield	—	—	—
Expected volatility	—	—	34.48%

Income Taxes

     We account for income taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Deferred tax assets are reduced through the establishment of a valuation allowance at the time, based upon available evidence, if it is more likely than not that the deferred tax assets will not be realized.

Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains, and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income. There are no differences between our net income, as reported, and comprehensive income, as defined for the periods presented.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

Concentration of Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and receivables.

     We place our cash and cash equivalents with high quality financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $0.1 million.

     We extend credit for tuition and fees to the majority of our students that are in attendance at our campuses. Our credit risk with respect to these accounts receivable is partially mitigated through the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. In addition, our remaining tuition receivable is primarily comprised of smaller individual amounts due from students throughout the United States.

Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, healthcare and workers’ compensation costs, bonus costs, tool set costs, fixed assets, long-lived assets including goodwill, income taxes and contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

Fair Value of Financial Instruments

     The carrying value of cash equivalents, restricted cash, accounts receivable and payable, accrued liabilities and deferred tuition approximates their fair value at September 30, 2003 and 2004 due to the short-term nature of these instruments.

     The carrying value of our long-term variable rate debt at September 30, 2003 reflects its fair value as such long-term debt is subject to fees and interest rates, which adjust regularly to reflect current market rates.

     The carrying value of the portion of our long-term debt with stated interest rates reflects its fair value based on current rates offered to us on debt with similar maturities and characteristics.

Earnings per Common Share

     SFAS No 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. The weighted average number of common shares used in determining basic and diluted earnings per share for the years ended September 30, 2002, 2003 and 2004 are as follows:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

	Year Ended September 30,
	2002	2003	2004
Basic earnings per share:
Net income	$9,689	$20,379	$28,820
Less preferred stock dividends:
Mandatory redeemable preferred stock	1,166	876	—
Redeemable convertible preferred stock	1,706	5,537	776

	2,872	6,413	776

Income available to common shareholders	$6,817	$13,966	$28,044

Weighted average shares outstanding (in thousands)	13,402	13,543	24,659

Basic earnings per share	$0.51	$1.03	$1.14

Diluted earnings per share:
Income available to common shareholders	$6,817	$13,966	$28,044
Add redeemable convertible preferred stock dividends	1,706	5,537	776
Add convertible promissory note interest expense, net of taxes	325	320	—

Income available to common shareholders	$8,848	$19,823	$28,820

Weighted average number of shares (in thousands):
Basic shares outstanding	13,402	13,543	24,659
Dilutive effect of:
Options related to the purchase of common stock	387	667	614
Convertible promissory note payable	1,314	587	—
Convertible preferred stock	5,141	10,254	2,312

Diluted shares outstanding	20,244	25,051	27,585

Diluted earnings per share	$0.44	$0.79	$1.04

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R provides guidance on when certain entities should be consolidated or the interest in those entities should be disclosed by enterprises that do not control them through majority voting interest. Under FIN 46R, entities are required to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities, or “VIEs,” and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities.

     The provisions of FIN 46R must be applied for VIEs created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other VIEs, implementation is required by March 31, 2004. Our adoption of FIN 46R did not have a material impact on our consolidated financial statements or disclosures.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 123R requires the measurement and recording of the cost of employee services received in exchange for an award of equity instruments to be based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective for all awards granted or modified after June 15, 2005 and provides transition guidance for recording expense related to employee service for the fair value of awards granted prior to the adoption of SFAS No. 123R, and measured in accordance with the previously issued SFAS No. 123 as amended by SFAS No. 148. SFAS No. 123R is effective at the beginning of the first interim or annual reporting period beginning after June 15, 2005. We estimate that the effect of adopting SFAS No. 123R, based upon outstanding equity awards as of September 30, 2004 will be approximately $0.7 million for the fourth quarter of our 2005 fiscal year. This estimate does not include the impact of additional equity awards which may be granted or forfeitures which may occur subsequent to September 30, 2004 and prior to our adoption of SFAS No. 123R.

4. Receivables

     Receivables, net consist of the following:

	September 30,
	2003	2004
Tuition receivables	$21,051	$19,148
Other receivables	1,126	2,997

Receivables	22,177	22,145
Less allowance for uncollectible accounts	(2,321)	(2,021)

	$19,856	$20,124

5. Property and Equipment

     Property and equipment, net consist of the following:

	September 30,
	2003	2004
Leasehold improvements	$14,084	$13,411
Training equipment	20,189	26,732
Office and computer equipment	10,848	16,715
Internally developed software	2,369	3,006
Vehicles	571	625
Construction in progress	916	777

	48,977	61,266
Less accumulated depreciation and amortization	(21,531)	(24,341)

	$27,446	$36,925

     In September 2004, we entered into an agreement to purchase 24.5 acres of land and a 170,000 square foot building in the Boston suburb of Norwood, Massachusetts. The purchase price is approximately $12.4 million of which approximately $0.6 million was deposited into escrow at September 30, 2004. We anticipate the completion of the land and building purchase during the second quarter of fiscal year 2005.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

	September 30,
	2003	2004
Accounts payable	$5,059	$6,897
Accrued compensation and benefits	13,507	19,332
Other accrued expenses	6,439	6,587

	$25,005	$32,816

7. Investment in Land

     We previously acquired land in Phoenix, Arizona for possible future expansion. We did not make formal plans for the development of the land and have placed the land for sale. The land parcels are valued at the lower of cost or market value less selling costs. In connection with our 1999 recapitalization in which we issued additional common stock and our Series C preferred stock, we agreed to distribute any proceeds received from the sale of the land to the participating common shareholders. The carrying value of the land was $0.1 million at September 30, 2003 and September 30, 2004. We also have recorded a corresponding long-term liability in the accompanying Consolidated Balance Sheets to reflect the required distribution payable to shareholders.

     During the year ended September 30, 2003, we sold certain parcels of the land held for sale. Total proceeds from the sale were $0.3 million and were distributed to our common shareholders.

8. Revolving Credit Facility

     Effective September 30, 2004, we terminated our Second Amendment and Restatement of Credit Agreement (the Old Credit Agreement) which had provided a revolving credit facility of $30.0 million which could be used for working capital needs and the issuance of letters of credit. There were no outstanding borrowings under the revolving credit facility and we had an outstanding letter of credit of $9.9 million issued to the ED at the time of termination. In connection with the termination of the Old Credit Agreement, we provided $10.4 million in cash collateral for the $9.9 million issued and outstanding letter of credit which expired on November 9, 2004. As a result of our termination of the Old Credit Agreement, we recognized approximately $0.4 million in other expense related to the write-off of previously recorded and unamortized deferred financing and administrative fees. As discussed in Note 9, we also recognized a charge of approximately $0.7 million for the write-off of unamortized deferred financing fees associated with the early repayment of term debt.

     The Old Credit Agreement was collateralized by a security interest in substantially all the assets of UTI Holdings, Inc., the borrower under the Old Credit Agreement. UTI Holdings, Inc. owns 100% of the capital stock of all of our operating subsidiaries. In July 2003, we amended our credit agreement. The amendment increased our available borrowing under our revolving credit facility from $20.0 million to $30.0 million, increased the limit for letters of credit issued under the revolving credit facility from the greater of (a) $10.0 million and (b) an amount, not exceeding $15.0 million, equal to 10% of Title IV funding received by us to the greater of (x) $15.0 million and (y) an amount, not exceeding $22.5 million, equal to 10% of Title IV funding received by us. The amendment also increased the level of permitted capital expenditures, reduced the interest rate from the alternate base rate plus 1.50% to 2.25% or LIBOR plus 2.75% to 3.5% to the alternate base rate plus 1.25% to 2.25% or LIBOR plus 2.50% to 3.50%, in each case depending on our leverage ratio during the applicable interest period and approved certain restricted cash payments. In connection with the amendment, we were required to repay $15.0 million on our Term B loan facility discussed in Note 9.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

     In addition to paying interest on outstanding principal under the revolving credit facility, we were required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unused commitments at a rate equal to 0.5% per year, and a risk participation fee equal to 1.5% per year to the issuers of letters of credit under our revolving credit facility with respect to the amount of such letters of credit. Interest was payable quarterly. The alternate base rate was 5.25% at September 30, 2003 and 6.00% at September 30, 2004. LIBOR was 1.188% at September 30, 2003 and 2.196% at September 30, 2004. Issued and outstanding letters of credit were $15.6 million at September 30, 2003 and $9.9 million at September 30, 2004.

     The Old Credit Agreement contained certain restrictive covenants, including but not limited to maintenance of certain financial ratios and restrictions on capital expenditures, indebtedness, contingent obligations, investments and certain payments. At September 30, 2003, we were not in compliance with a non-financial covenant related to financial reporting for which we received a waiver of violation from our lender.

     On October 26, 2004, we entered into a new credit agreement with a bank for a revolving line of credit in the amount of $30.0 million and a standby letter of credit facility in the amount of $20.0 million. We have the option to issue letters of credit under either the revolving line of credit thereby reducing our borrowing availability or under the standby letter of credit facility. The revolving line of credit is guaranteed by UTI Holdings, Inc. and each of it’s wholly owned subsidiaries. The standby letter of credit facility is collateralized by a cash collateral account equal to the advance rate, as defined, multiplied by the issued and outstanding letters of credit. Effective November 1, 2004, we issued a letter of credit in the amount of $14.4 million and provided cash collateral in the amount of $15.8 million.

     The new credit agreement requires interest to be paid quarterly in arrears on the revolving line of credit based upon the lender’s interest rate less 0.50% per annum or LIBOR plus 0.625% per annum, at our option. The revolving line of credit also requires an unused commitment fee payable quarterly in arrears equal to 0.125% per annum. Issued letters of credit bear fees of 0.625% per annum under the revolving line of credit and 0.375% per annum under the standby letter of credit facility. Interest on issued letters of credit is payable quarterly in advance.

     The new credit agreement contains certain restrictive covenants, including but not limited to maintenance of certain financial ratios and restrictions on indebtedness, contingent obligations and investments. In addition, the credit agreement requires that we maintain our accreditation and eligibility for receiving Title IV funds.

9. Long-Term Debt and Capital Leases

     In conjunction with our initial public offering, we entered into an amendment to the Old Credit Agreement that provided that the net proceeds received from our initial public offering be applied on a pro-rata basis against all remaining scheduled payment installments on the term notes then outstanding under the Old Credit Agreement. On December 23, 2003, we used proceeds received from our initial public offering to repay all of the then outstanding term debt totaling $31.5 million. In addition, as a result of the early payment of term debt, we recognized a charge of approximately $0.7 million related to the write off of unamortized deferred financing fees. As discussed in Note 8, the Old Credit Agreement was terminated effective September 30, 2004, at which time we recognized an additional charge of approximately $0.4 million related to the write-off of remaining unamortized deferred financing and administrative fees.

     Prior to the repayment of term debt with the proceeds from our initial public offering, we had two term notes outstanding. Interest on these term notes was required to be paid quarterly. As discussed in Note 8, in July 2003, we amended our credit agreement. Among other things, the amendment reduced the interest rate on our Term A loan from the alternate base rate plus 1.50% to 2.25% or LIBOR plus 2.75% to 3.5% to the alternate base rate plus 1.25% to 2.25% or LIBOR plus 2.50% to 3.50% and reduced the interest rate on our Term B loan from the alternate base rate plus 2.0% to

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

2.75% or LIBOR plus 3.25% to 4.0% to the alternate base rate plus 1.75% to 2.75% or LIBOR plus 3.0% to 4.0%, in each case depending on our leverage ratio during the applicable interest period. In connection with the amendment, we were required to repay $15.0 million on our Term B loan facility. Our Term A loan had a scheduled maturity of March 31, 2007 and our Term B loan had a scheduled maturity of March 31, 2009. There were no penalties for early repayment of our Term A and Term B loan facilities.

     Borrowings under our Term A and Term B loan facilities were collateralized by a security interest in substantially all the assets of UTI Holdings, Inc., the borrower under the Old Credit Agreement. UTI Holdings, Inc. owns 100% of the capital stock of all our operating subsidiaries.

     Our alternate base rate was 5.25% at September 30, 2003 and 6.00% at September 30, 2004. The LIBOR rate was 1.188% at September 30, 2003 and 2.196% at September 30, 2004. As discussed in Note 8, the Old Credit Agreement contained certain restrictive covenants. At September 30, 2003, we were not in compliance with a non-financial covenant related to financial reporting, for which we received a waiver from our lender.

     We have various capital leases related to training equipment utilized in our campus classrooms and office equipment. These capital leases bear interest at rates from 6.0% to 14.2% and are collateralized by the underlying equipment.

     Long-term debt and capital leases consist of the following:

	September 30,
	2003	2004
Term A loan facility payable to bank	$16,950	$—
Term B loan facility payable to bank	14,550	—

	31,500	—
Less current portion of long term debt	(3,500)	—

Long term debt	28,000	—
Capital leases	374	43
Less current portion of capital leases, net of interest	(360)	(37)

Long term capital leases	14	6

Total long-term debt	$28,014	$6

     Future minimum lease payments under our capital lease agreements are as follows:

Year ending September 30,
2005	$38
2006	7
Thereafter	—

45
Less amount representing interest	(2)

Present value of minimum lease payments	43
Less current portion, net of interest	(37)

Capital lease obligation, less current portion	$6

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

10. Income Taxes

     The components of income tax expense are as follows:

	Year Ended September 30,
	2002	2003	2004
Current expense	$1,964	$10,582	$15,343
Deferred expense	3,264	484	3,299
Charge in lieu of taxes attributable to stock option exercise	—	1,287	495

Total provision for income taxes	$5,228	$12,353	$19,137

     The income tax provision differs from the tax that would result from application of the statutory federal tax rate. The reasons for the differences are as follows:

	Year Ended September 30,
	2002	2003	2004
Income tax expense at statutory rate	$5,073	$11,455	$16,785
Nondeductible secondary offering expenses	—	—	226
Nondeductible preferred stock dividend	—	102	93
Provision (release) of tax reserve	—	(721)	259
Nondeductible meals and entertainment	68	81	121
State income taxes, net of federal tax benefit	329	1,449	1,600
Other, net	(242)	(13)	53

Total income tax expense	$5,228	$12,353	$19,137

     The components of the deferred tax assets (liabilities) are recorded in the accompanying Consolidated Balance Sheets as follows:

	September 30,
	2003	2004
Gross deferred tax assets:
Compensation not yet deductible for tax	$2,641	$3,193
Receivable reserves	928	792
Loss reserves and accruals not yet deductible	2,464	2,745
Deferred revenue	—	173
Net operating loss and net capital loss carryovers	16,592	16,363
Valuation allowance	(16,416)	(16,083)

Total gross deferred tax assets	6,209	7,183

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

	September 30,
	2003	2004
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(2,292)	(3,259)
Depreciation and amortization of property and equipment	(2,570)	(5,525)
Other	(317)	(668)

Total gross deferred tax liabilities	(5,179)	(9,452)

Net deferred tax asset (liability)	$1,030	$(2,269)

     The deferred tax assets (liabilities) are reflected in the accompanying Consolidated Balance Sheets as follows:

	September 30,
	2003	2004
Current deferred tax assets, net	$875	$785
Noncurrent deferred tax assets (liabilities), net	155	(3,054)

Net deferred tax asset (liability)	$1,030	$(2,269)

     At September 30, 2004, we had a valuation allowance of $16.1 million to reduce our deferred tax assets to an amount that management believes is more likely than not to be realized. The valuation allowance primarily relates to a deferred tax asset arising from a capital loss carryforward from the sale of a discontinued business. The utilization of capital loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Our capital loss carryforward expires in 2005.

11. Noncompete and Consulting Agreements

     Our management consulting agreement with certain private equity investors terminated with the consummation of our initial public offering in December 2003. We have recorded and paid management consulting fees of $0.5 million for the year ended September 30, 2002, $0.8 million for the year ended September 30, 2003 and $0.2 million for the year ended September 30, 2004.

12. Commitments and Contingencies

Operating Leases

     We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight line basis. Two of our campus facilities are leased from a related party. Future minimum rental commitments at September 30, 2004 for all non-cancelable operating leases for each of the years ending September 30 are as follows:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

Year ending September 30,
2005	$17,237
2006	17,147
2007	16,929
2008	16,811
2009	16,654
Thereafter	144,529

$229,307

     Rent expense for operating leases was approximately $8.6 million, $11.0 million and $14.3 million for the years ended September 30, 2002, 2003 and 2004, respectively. Rent paid to related parties was approximately $2.3 million, $1.7 million, and $1.9 million for the years ended September 30, 2002, 2003 and 2004, respectively.

     In October 2004, we entered into a long-term, real property lease agreement for a 22.5 acre parcel of land in Sacramento, California. A new undergraduate automotive technician training campus is planned to be constructed on the land. The initial term of the lease is fifty years with two renewal periods of ten years each. Lease payments begin upon the earlier of our occupancy of the planned facility or September 1, 2005 with minimum lease payments of approximately $0.4 million per annum adjusted every three years during the initial term based upon the consumer price index. Minimum lease payments in each of the renewal periods will be based upon the then current fair market value of the real property. We expect to open the campus in the first half of our 2006 fiscal year.

Licensing Agreement

     In 1997, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses and delivery of services on our campuses. The agreement was amended in May 2004. Under the terms of the amended license agreement, we are committed to pay royalties based upon a flat per student fee for students who elect and attend the licensed program. Minimum payments are required as follows: $0.2 million for calendar years 2002 and 2003; $0.3 million for calendar years 2004 and 2005; $0.4 million for calendar year 2006; and $0.5 million for calendar year 2007. A license fee is also payable based upon a percentage of net sales related to the sale of any product which bears the licensed trademark. In addition, we are required to pay a minimum marketing and advertising fee for which in return we receive the right to utilize certain advertising space in the licensor’s published periodicals. The minimum marketing and advertising fee is as follows: $0.3 million for calendar years 2002 and 2003; $0.4 million for the calendar year 2004; $0.6 million for calendar year 2005 and 2006; and $0.7 million for calendar year 2007. The agreement expires December 31, 2007.

     In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. Under the terms of the agreement, we are required to pay a flat per student fee for each three week phase a student completes of the total 3 phases offered in connection with this license agreement. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than six months notification of intent to terminate. In addition, the agreement may be terminated by the licensor after notification to us of a contractual breach if such breach remains uncured for more than 30 days.

     In 2001, we entered into a licensing agreement that gives us the right to use certain trademarks in connection with the development and operation of our campuses and courses. We are committed to pay royalties based upon net revenue, as defined in the agreement, commencing in calendar year 2001 and ending upon the expiration of the agreement in calendar year 2006. The agreement requires minimum royalty payments of $0.4 million in calendar year 2002 and $0.5 million each year thereafter.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

Vendor Relationship

     In 1998, we entered into an agreement with Snap-on Tools. Our agreement with Snap-on Tools was renewed in December 2004 and expires in January 2009. The agreement provides that we may purchase promotional tool kits for our students from Snap-on Tools at a discount from their list price. In addition, we earn credits that are redeemable for equipment we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled at our campuses. We have agreed to grant Snap-on Tools exclusive access to our campuses and display advertising as well as to use Snap-on tools to train our students. The credits earned under this agreement may be redeemed for Snap-on tools or equipment at the full retail list price, which is more than we would be required to pay using cash.

     Students are each promised the receipt of a tool kit upon completing certain coursework. The cost of the tool kits (net of the credit) is accrued during the time period in which the students begin attending school until they have reached the phase in which the promotional tool kits are provided.

     As we have opened new campuses, Snap-on has historically advanced us credits for the purchase of their tools or equipment that support our new campus growth. At September 30, 2003, our net Snap-on liability resulting from using credits in excess of credits earned was $0.7 million, and at September 30, 2004 that liability was $1.1 million.

     Upon termination of the agreement, we continue to earn credits relative to promotional tool kits we purchase or additional tools our active students purchase. We continue to earn these credits until a tool kit is provided to the last student eligible under the agreement.

Student Loan Guarantee

     In April 2004, we entered into an agreement with a third party lender to provide an alternative loan option to our students who do not qualify for other available student loan options we provide. Under the terms of the agreement, we are required to provide a guarantee equal to 40% of the loans issued under this program. Under the terms of the agreement we have a funding limit of $10.0 million through June 30, 2005. We are required to pay the guarantee amount to the lender twice monthly based upon loan proceeds received. The funding of our guarantee for loans issued under this program may be used for the full and prompt payment of 100% of outstanding principle, accrued interest and other charges and fees for loans that default, as defined in the agreement.

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others” (FIN 45). This interpretation elaborates on the accounting for and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. In accordance with FIN 45, we have recognized a liability for the full 40% guarantee based upon the present value of expected cash flows under this guarantee agreement because similar loan programs which we have not guaranteed experience a historical default rate greater than 40%. Accordingly, for the year ended September 30, 2004 we have recognized a guarantee liability of $129 which is recognized as a reduction of tuition revenue over the matriculation of the student through their program. At September 30, 2004, the unfunded portion of the guarantee liability was $15 and is classified as a current liability in the accompanying balance sheet.

Executive Employment Agreements

     We have entered into employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in the agreements. At September 30, 2004, the future employment

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

contract commitments for such employees were approximately $1.0 million for the fiscal year ending September 30, 2005 and approximately $0.7 million for the fiscal year ending 2006.

Change in Control Agreements

     We have entered into severance agreements with key executives that provide for the continuation of salary if the employees are terminated for any reason within twelve months subsequent to a change in corporate structure that results in a change in control. Under the terms of the severance agreements, these employees are entitled to twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive their unearned portion of the target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The agreements expire in 2007 with an automatic one year renewal if notice of intent to terminate is not provided by us 90 days prior to expiration. At September 30, 2004, the future employment contract commitments for such employees were approximately $1.0 million.

Surety Bonds

     Each of our campuses must be authorized by the applicable state education agency of the state in which the campus is located in order to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At September 30, 2004, we have posted surety bonds in the total amount of approximately $13.3 million.

Legal

     In the ordinary conduct of our business, we are periodically subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.

     In April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. The claim is based on the assertion that the former owner of NTT promised them such payments upon completion of a public offering of our common stock. We believe the demand for payment is without merit. On May 14, 2004, plaintiffs filed suit in Boulder County, Colorado District Court seeking payment in accordance with their demand. We filed a motion to dismiss due to lack of personal jurisdiction and improper venue. On November 10, 2004, the Colorado District Court dismissed the suit on the basis that the forum selection clause in the agreement, under which plaintiffs claimed they were owed payment, specified that any action arising under the agreement must be brought in state or federal court in Phoenix, Arizona.

13. Employee Benefit Plans

401(k) Plan

     We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made contributions totaling approximately $0.5 million for the year ended September 30, 2002, $0.7 million for the year ended September 30, 2003 and $0.9 million for the year ended September 30, 2004.

Deferred Compensation Plan

     We have entered into deferred compensation agreements with six of our employees, providing for the payment of deferred compensation to each employee in the event that the employee is no longer employed by us. Under each agreement, the employee shall receive an amount equal to the compensation the employee would have earned if the employee had repeated the employment performance of the prior twelve months. We will pay the deferred compensation in a lump sum or over the period in which the employee would typically have earned the compensation had the employee been actively employed, at our option. Our commitment under the deferred compensation agreements was approximately $1.5 million as of September 30, 2003 and approximately $1.2 million as of September 30, 2004.

Executive Benefit Plan

     We sponsored the Universal Technical Institute Executive Benefit Plan. The Plan provided for the annual deferral of all or part of certain executive bonuses into the plan as well as amounts withheld from executives’ wages, where applicable. We could elect to match contributions on an annual basis. All amounts were fully vested when deferred and matched. Effective September 30, 2004, the Plan was terminated and approximately $0.8 million in Plan liabilities were extinguished at that time. In October, 2004, the remaining Plan liability of approximately $0.5 million was extinguished through the distribution of remaining Plan assets of $0.3 million and $0.2 million in cash provided by us. The obligations under the Plan and assets held by the Plan for each of the fiscal years ending September 30, are reflected in the accompanying balance sheet as follows:

	2003	2004
Plan Assets:
Other assets	$249	$—
Receivables, net	$—	$262
Plan Liabilities:
Other liabilities	$888	$—
Accounts payable and accrued expenses	$—	$460

14. Common Stock

     Holders of our common stock shall be entitled to receive dividends when and as declared by the board of directors. In September 2003, we paid a dividend in the aggregate of $5.0 million to our common stockholders and the holders of our series D preferred stock. The common stock is not redeemable. The holder of each share of common stock has the right to one vote per share owned. At September 30, 2003, we had outstanding subscriptions receivable of $28.

     On December 17, 2003, we sold approximately 3.3 million shares of our common stock in an initial public offering for approximately $59.0 million in net cash proceeds, after deducting underwriting commission and offering expenses of approximately $7.7 million. On December 22, 2003, we consummated an exchange offer pursuant to which we offered to exchange the outstanding shares of our series A, series B and series C preferred stock for shares of our common stock at an exchange price equal to our initial public offering price. An aggregate total of approximately 6,500 shares of series A, series B and series C preferred stock were presented for exchange, representing a face value of

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

approximately $6.5 million, and we issued an aggregate of approximately 0.3 million shares of our common stock. In addition, our series D preferred stock automatically converted to common stock upon the consummation of our initial public offering. Accordingly, the approximately 2,357 shares of series D preferred stock representing a face value of $45.5 million were converted into approximately 10.3 million shares of common stock.

     The $59.0 million in net proceeds received from the sale of our common stock was used to repay all our outstanding term debt totaling $31.5 million, redeem the remaining series A, series B and series C preferred stock totaling $12.9 million and pay the accrued dividends related to the series A, series B, series C and series D preferred stock totaling $12.6 million.

     Upon the consummation of our initial public offering, our Amended and Restated Certificate of Incorporation became effective. The Amended and Restated Certificate of Incorporation increased the number of authorized common shares from approximately 37.0 million shares to 100.0 million shares and increased the number of authorized preferred shares from 25,000 shares to 10.0 million shares. In addition, our board of directors and shareholders approved the Universal Technical Institute, Inc. 2003 Employee Stock Purchase Plan (ESPP) and the Universal Technical Institute, Inc. 2003 Stock Incentive Plan (SIP), effective upon the consummation of our initial public offering, whereby we have reserved 0.3 million shares of common stock for the ESPP and approximately 4.4 million shares of common stock for the SIP.

15. Preferred Stock

     At September 30, 2003, preferred stock consisted of the following:

	September 30, 2003
			Accrued and
	Redemption	Subscriptions	Unpaid	Held by	Transaction	Carrying
	Amount	Receivable	Dividends	UTI Trust	Fees	Amount
Redeemable preferred stock:
Series A	$11,178	$—	$4,024	$—	$—	$15,202
Series B	4,067	—	1,464	—	—	5,531
Series C	4,200	—	1,008	(479)	—	4,729

	19,445	—	6,496	(479)	—	25,462

Redeemable convertible preferred stock:
Series D	45,500	—	5,118	—	(3,457)	47,161

	$64,945	$—	$11,614	$(479)	$(3,457)	$72,623

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting and disclosure requirements for certain financial instruments that, under previous guidance, could be classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150, effective July 1, 2003, we classified as a liability our redeemable convertible preferred stock series A, B and C with a combined carrying value of approximately $25.5 million. Additionally, effective July 1, 2003, the dividends on these securities are included as a component of interest expense instead of preferred stock dividends in the consolidated statement of operations. SFAS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

No. 150 prohibits restatement of financial statements for periods prior to adoption, accordingly these changes have been made prospectively.

     The following table presents a comparison of net income as if SFAS 150 had been adopted at the beginning of the earliest period presented:

	Year Ended September 30,
	2002	2003	2004
Reported net income	$9,689	$20,379	$28,820
Less preferred stock dividend for Series A, Series B and Series C preferred stock	1,166	876	—

Adjusted net income	8,523	19,503	28,820
Less preferred stock dividend for Series D preferred stock	1,706	5,537	776

Net income available for common shareholders	$6,817	$13,966	$28,044

  Series A and Series B Preferred Stock

     In January 1998, we issued 11,178 shares of series A preferred stock (Series A) and 4,067 shares of series B preferred stock (Series B), each with a par value of $.0001. The Series A and Series B provided for cumulative annual dividends of 6%, whether or not declared, payable on June 30 of each year. The Series A and Series B were subject to mandatory redemption on March 31, 2010 and October 15, 2017, respectively. The liquidation value was equal to one thousand dollars per share. The redemption value was equal to the liquidation value plus accrued and unpaid dividends.

     In August 2003, we collected, in its entirety, the subscription receivable from a shareholder and related party with a face value of approximately $3.7 million.

   Series C Preferred Stock

     In September 1999, in conjunction with a recapitalization transaction, we issued 4,200 shares of series C preferred stock (Series C) with a par value of $.0001. The stock was recorded at its fair value on the date of issuance. The Series C provided for cumulative annual dividends of 6%, whether or not declared, payable on September 30 of each year. The Series C was subject to mandatory redemption on March 31, 2010, The liquidation value was equal to one thousand dollars per share. The redemption value was equal to the liquidation value plus accrued and unpaid dividends.

     We owned the UTI Tax-Deferred Trust (UTI Trust), which was set up to facilitate the provision of deferred compensation to our executives (Note 13). The UTI Trust held 386 shares of Series C at September 30, 2002 and 2003. The UTI Tax-Deferred Trust was terminated effective September 30, 2004. The carrying value of these shares, including accrued and unpaid dividends, was $0.5 million at September 2003 and is reflected as a reduction of the total carrying value of Series C in the accompanying Consolidated Balance Sheet.

   Series D Preferred Stock

     In April 2002, in conjunction with a recapitalization transaction, we issued 2,357 shares of $.0001 par value convertible series D preferred stock (Series D) for aggregate gross proceeds of $45.5 million. The Series D was recorded at $42.0 million, net of its issuance costs of $3.5 million. The Series D provided for annual dividends of 7.5% which were cumulative, whether or not declared, payable on September 30 of each year. Series D was convertible on a one for one basis and redeemable, at the holder’s option, upon a change in control, as more particularly described in the certificate of

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

designation. In addition, Series D converted automatically into shares of common stock upon a qualified initial public offering as that term was defined in the certificate of designation.

     In September 2003, we amended our Certificate of Incorporation to accelerate the payment to our Series D preferred stockholders of their proportional share of common stock dividends that they would receive upon the conversion of the Series D preferred stock into common stock. Accordingly, we distributed additional dividends totaling $2.1 million to our Series D preferred shareholders in September 2003.

   Preferred Stock Exchange and Redemption

     In November 2003, we offered to all holders of Series A, Series B and Series C preferred stock the ability to exchange their preferred stock for shares of our common stock pursuant to an exchange agreement. The number of shares of common stock that were issued in exchange for each share of the preferred stock was equal to the liquidation value of the preferred stock ($1,000 per share) divided by the initial public offering price of our common stock. On December 22, 2003, we completed our initial public offering with an offering price for our common stock of $20.50 per share. Upon consummation of our initial public offering, we exchanged approximately 6,500 shares of Series A, Series B and Series C preferred stock and 2,357 shares of Series D preferred stock for an aggregate 10.6 million shares of common stock. In addition, we redeemed the remaining Series A, Series B and Series C preferred stock totaling $12.9 million and paid the accrued dividends related to the Series A, Series B, Series C and Series D preferred stock totaling $12.6 million. In connection with the preferred stock redemption, officers of the Company received approximately $5.3 million.

16. Employee Stock Plans

Management Stock Option Plans

     We have three stock option plans, which we refer to as the Management 1999 Option Program (1999 Plan), the Management 2002 Option Program (2002 Plan) and the 2003 Stock Incentive Plan (2003 Plan).

     On September 30, 1999, we granted non-qualified options to purchase 469,800 shares of common stock at an exercise price of $0.23 per share, the fair market value of our common stock as of that date. All grants were immediately vested. In June 2003, all outstanding options issued under the 1999 Plan were exercised by tender of 6% subscription notes receivable which were repaid in August 2003.

     The 2002 Plan was approved and adopted on April 1, 2002 and authorized the issuance of options to purchase 746,022 shares of our common stock. Options to acquire 609,251 shares were granted on April 1, 2002 at an exercise price of $4.40 per share, the fair market value of our common stock as of that date. On February 25, 2003, our board of directors authorized an additional 36,978 shares to be issued under options to purchase our common stock and granted options on an additional 150,075 shares at an exercise price of $7.31 per share, which was less than the fair market value of $10.18 at that date. In accordance with APB 25, we have recorded approximately $0.1 million of expense in the year ended September 30, 2003 and $0.1 million of expense in the year ended September 30, 2004 related to the 2002 Plan option grants. Options issued under the 2002 Plan vest ratably each year over a four-year period.

     The expiration date of options granted under the 2002 Plan is the earlier of the ten-year anniversary of the grant date; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; thirty days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance. We do not intend to grant any additional options under the 2002 Plan.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

     The 2003 Plan was approved and adopted effective December 22, 2003 upon consummation of the initial public offering. The 2003 Plan authorized the issuance of options to purchase 4.4 million shares of our common stock. During the year ended September 30, 2004, we recognized our employees and awarded options to purchase approximately 1.5 million shares of our common stock. All options issued during our 2004 fiscal year were issued at the fair market value of our common stock as of the grant date and typically vest ratably over a four-year period. During the 2004 fiscal year, we modified two option grant agreements and provided for an acceleration of vesting. In accordance with APB 25, in connection with these modifications, we recorded additional compensation expense totaling approximately $0.5 million. In addition, in accordance with our Board of Directors compensation policy, we granted 1,000 shares each to our five non-employee members of our board of directors and recognized board of director compensation expense of approximately $0.2 million in accordance with APB 25.

     The expiration date of options granted under the 2003 Plan is the earlier of the ten-year anniversary of the grant date; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; ninety days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance.

     The following table summarizes stock option activity for 2003 and 2004:

	Year ended		Year Ended
	September 30, 2003		September 30, 2004
	Stock	Weighted Average	Stock	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	1,079,052	$2.48	759,327	$4.97
Granted	150,075	$7.31	1,550,581	$20.97
Exercised	(469,800)	$0.23	(46,920)	$10.38
Expired	—	$—	(140,254)	$14.06

Outstanding, end of year	759,327	$4.97	2,122,734	$15.93
Exercisable, end of year	152,313	$4.40	321,025	$4.94

     The following table summarizes information about stock options outstanding and exercisable at September 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
	Options	Average	Remaining	Options	Average
Exercise Price Ranges	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price
$ 4.40-$ 7.31	659,552	$4.71	7.35	313,525	$4.57
$20.50-$27.02	1,428,982	20.53	8.96	7,500	20.50
$38.79-$43.57	34,200	40.24	9.52	—	—

	2,122,734	$15.93	8.47	321,025	$4.94

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

Employee Stock Purchase Plan

     We have an employee stock purchase plan that allows eligible employees of the company to purchase our common stock up to an aggregate of 300,000 shares at semi-annual intervals through periodic payroll deduction. The number of shares of common stock issued under this plan was 35,572 shares in fiscal year 2004. The purchase price is based upon the lesser of the closing stock price on the first day of the offering period or the last day of the offering period at a 15% discount.

17. Segment Information

     We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way that public business enterprises report certain information about operating segments in their financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in assessing performance of the segment and in deciding how to allocate resources to an individual segment. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

     Summary information by reportable segment is as follows as of and for the years ended September 30:

	2002
	Post-
	Secondary
	Education	Other	Total
Net revenues	$132,607	$11,765	$144,372
Operating income (loss)	$23,329	$(1,311)	$22,018
Depreciation and amortization	$4,622	$326	$4,948
Goodwill	$20,579	$—	$20,579
Assets	$73,227	$3,659	$76,886

	2003
	Post-
	Secondary
	Education	Other	Total
Net revenues	$182,610	$13,885	$196,495
Operating income	$36,030	$126	$36,156
Depreciation and amortization	$5,964	$418	$6,382
Goodwill	$20,579	$—	$20,579
Assets	$80,195	$3,904	$84,099

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

	2004
	Post-
	Secondary
	Education	Other	Total
Net revenues	$240,291	$14,858	$255,149
Operating income (loss)	$50,412	$(290)	$50,122
Depreciation and amortization	$8,415	$397	$8,812
Goodwill	$20,579	$—	$20,579
Assets	$133,148	$3,168	$136,316

18. Quarterly Financial Summary (Unaudited)

	First	Second	Third	Fourth	Fiscal
Fiscal 2002	Quarter	Quarter	Quarter	Quarter	Year
Net Revenue	$34,405	$35,483	$35,540	$38,944	$144,372
Income from operations	$6,249	$6,096	$4,766	$4,907	$22,018
Net income available to common shareholders	$2,355	$2,374	$557	$1,531	$6,817
Income per share:
Basic	$0.18	$0.18	$0.04	$0.11	$0.51
Diluted	$0.16	$0.16	$0.04	$0.10	$0.44

	First	Second	Third	Fourth	Fiscal
Fiscal 2003	Quarter	Quarter	Quarter	Quarter	Year
Net Revenue	$45,374	$47,358	$48,910	$54,853	$196,495
Income from operations	$8,240	$9,482	$9,171	$9,263	$36,156
Net income available to common shareholders	$3,501	$4,257	$3,948	$2,260	$13,966
Income per share:
Basic	$0.26	$0.32	$0.29	$0.16	$1.03
Diluted	$0.18	$0.21	$0.20	$0.16	$0.79

	First	Second	Third	Fourth	Fiscal
Fiscal 2004	Quarter	Quarter	Quarter	Quarter	Year
Net Revenue	$59,043	$63,684	$62,947	$69,475	$255,149
Income from operations	$14,015	$13,494	$10,865	$11,748	$50,122
Net income available to common shareholders	$6,677	$8,056	$6,636	$6,675	$28,044
Income per share:
Basic	$0.43	$0.29	$0.24	$0.24	$1.14
Diluted	$0.30	$0.28	$0.23	$0.23	$1.04

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(In thousands, except share and per share amounts)

     Net income available to common shareholders for the year ended September 30, 2003 includes the effect of the Series D preferred stock proportional share of a $5.0 million common stock dividend. The series D preferred stock proportional share amounted to approximately $2.1 million.

     The summation of quarterly net income per share, and quarterly net income per share assuming dilution, does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis. In addition, securities may have an anti-dilutive effect during individual quarters but not for the full year.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning of	Charged to		Balance at
	Period	Expense	Write-offs	End of Period
	(in thousands)
Allowance accounts for the years ended:
September 30, 2002
Uncollectible accounts receivable	$1,548	2,465	2,437	$1,576
Deferred tax asset valuation	$16,416	—	—	$16,416
September 30, 2003
Uncollectible accounts receivable	$1,576	2,470	1,725	$2,321
Deferred tax asset valuation	$16,416	—	—	$16,416
September 30, 2004
Uncollectible accounts receivable	$2,321	3,688	3,988	$2,021
Deferred tax asset valuation	$16,416	—	333	$16,083
Inventory reserve	$—	$23	—	$23

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (Filed herewith.)

3.4	Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

4.1	Specimen Certificate evidencing shares of common stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

4.2	Registration Rights Agreement, dated December 16, 2003, between Registrant and certain stockholders signatory thereto. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.1	Credit Agreement, dated October 26, 2004, by and between the Registrant and Wells Fargo Bank, National Association. (Filed herewith.)

10.2	Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.3	1997 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.4	Management 1999 Option Program. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.5	Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.6	2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 dated January 13, 2004 (No. 333-111900).)

10.7	2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 dated January 13, 2004 (No. 333-111898).)

10.8	Amended and Restated Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Robert D. Hartman, as amended. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.9	Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and John C.

Exhibit
Number	Description
White, as amended. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.10	Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Kimberly J. McWaters, as amended. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.11	Employment Agreement, dated November 30, 2003, between Registrant and Jennifer L. Haslip. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.12	Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.13	Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.14	Lease Agreement, dated July 2, 2001, as amended, between John C. and Cynthia L. White, as trustees of the John C. and Cynthia L. White 1989 Family Trust, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.15	Lease Agreement, dated July 2, 2001, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.16	Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 5, 2004, or an amendment thereto (No. 333-114185).)

21.1	Subsidiaries of Registrant. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)