Form 10-Q
period 2004-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2005-02-10
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31923

UNIVERSAL TECHNICAL INSTITUTE, INC.

(Exact name of registrant as specific in its charter)

Delaware	86-0226984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20410 North 19th Avenue, Suite 200
Phoenix, Arizona 85027
(Address of principal executive offices)

(623) 445-9500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     At February 4, 2005, there were outstanding 27,872,959 shares of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDING DECEMBER 31, 2004

ii

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30,	December 31,
	2004	2004
Assets
Current assets:
Cash and cash equivalents	$42,602	$45,760
Restricted cash	10,395	—
Restricted investments	—	15,896
Receivables, net	20,124	21,732
Deferred tax asset	785	896
Prepaid expenses and other assets	3,222	3,405

Total current assets	77,128	87,689
Property and equipment, net	36,925	37,950
Investment in land	71	71
Goodwill	20,579	20,579
Deferred financing fees, net	—	13
Other assets	1,613	2,191

Total assets	$136,316	$148,493

Liabilities, Preferred Stock and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,816	$27,300
Current portion of long-term debt and capital leases	37	12
Deferred revenue	34,523	35,512
Accrued tool sets	2,852	2,877
Income tax payable	—	4,957
Other current liabilities	288	408

Total current liabilities	70,516	71,066
Long-term debt and capital leases	6	4
Distributions payable to shareholders	71	71
Deferred tax liability	3,054	3,439
Other liabilities	7,644	7,908

Total liabilities	81,291	82,488

Commitments and contingencies
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—

Shareholders’ equity:
Common stock, $.0001 par value, 100,000,000 shares authorized, 27,781,068 shares issued and outstanding at September 30, 2004 and 27,842,423 shares issued and outstanding at December 31, 2004	1	1
Paid-in capital	110,105	111,257
Accumulated deficit	(55,081)	(45,253)

Total shareholders’ equity	55,025	66,005

Total liabilities, redeemable preferred stock and shareholders’ equity	$136,316	$148,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2003	2004
Net Revenues	$59,043	$73,336

Operating expenses:
Educational services and facilities	25,602	33,353
Selling, general and administrative	19,426	24,507

Total operating expenses	45,028	57,860

Income from operations	14,015	15,476

Other expense (income):
Interest income	(25)	(258)
Interest expense	815	41
Other expense	752	—

Total other expense (income)	1,542	(217)

Income before income taxes	12,473	15,693
Income tax expense	5,020	5,865

Net income	7,453	9,828
Preferred stock dividends	776	—

Net income available to common shareholders	$6,677	$9,828

Earnings per share:
Net income per share — basic	$0.43	$0.35

Net income per share — diluted	$0.30	$0.35

Weighted average number of common shares outstanding:
Basic	15,439	27,797

Diluted	25,042	28,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF
SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

					Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2004	27,781	$1	$110,105	$(55,081)	$55,025
Net income	—	—	—	9,828	9,828
Issuance of common stock under employee plans	61	—	657	—	657
Tax benefit from employee stock plans	—	—	482	—	482
Stock compensation	—	—	13	—	13

Balance at December 31, 2004	27,842	$1	$111,257	$(45,253)	$66,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended
	December 31,
	2003	2004
Cash flows from operating activities:
Net income	$7,453	$9,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,095	2,201
Bad debt expense	610	999
Tax benefit from option exercise	120	482
Stock option compensation	27	13
Deferred income taxes	1,184	274
Write-off of deferred finance fees	752	—
Loss on disposal of property and equipment	19	5
Preferred stock interest expense	265	—
Changes in assets and liabilities:
Restricted cash	—	10,395
Receivables	5,757	(2,607)
Prepaid expenses and other assets	(2,325)	(183)
Other assets	1,277	(578)
Accounts payable and accrued expenses	(1,433)	(5,577)
Deferred revenue	4,374	989
Income tax payable	731	4,957
Other current liabilities	(900)	145
Other liabilities	1,245	147

Net cash provided by operating activities	21,251	21,490

Cash flows from investing activities:
Purchase of securities with intent to hold to maturity	—	(15,840)
Purchase of property and equipment	(3,508)	(3,108)

Net cash used in investing activities	(3,508)	(18,948)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $7,441	59,184	—
Repayment of long-term debt borrowings	(31,630)	(27)
Redemption of mandatory redeemable preferred stock	(12,946)	—
Dividends paid	(12,558)	—
Proceeds from exercise of stock options	53	657
Proceeds from subscriptions receivable	28	—
Payment of deferred finance fees	—	(14)

Net cash provided by (used in) financing activities	2,131	616

Net increase in cash and cash equivalents	19,874	3,158
Cash and cash equivalents, beginning of period	8,925	42,602

Cash and cash equivalents, end of period	$28,799	$45,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED), continued
(In thousands)

	For the Three Months Ended
	December 31,
	2003	2004
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$743	$33

Taxes paid	$1,885	$108

Training equipment obtained in exchange for services	$9	$189

Exchange of preferred stock for common stock	$48,540	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2004.

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

     Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications have no impact on previously reported net income.

3. New Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments to be based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) is effective for all awards granted after June 15, 2005 and provides transition guidance for recording expense related to employee service for the fair value of awards granted prior to the adoption of SFAS No. 148. SFAS No. 123(R)is effective at the beginning of the first interim or annual reporting period beginning after June 15, 2005. We

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

estimate the effect of adopting SFAS No. 123(R), based upon outstanding equity awards as of September 30, 2004, will be approximately $0.7 million for the fourth quarter of our 2005 fiscal year. This estimate does not include the impact of additional equity awards which may be granted or forfeitures which may occur subsequent to December 31, 2004 and prior to our adoption of SFAS No. 123(R).

4. Stock-Based Compensation

     We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123,” which defines a fair value based method and addresses common stock and options awarded to employees as well as those awarded to non-employees in exchange for products and services. SFAS No. 123 and its amendments and APB Opinion No. 25 have been superseded by SFAS No. 123(R), which is discussed in footnote 3. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ending
	December 31,
	2003	2004
Net income available to common shareholders — as reported	$6,677	$9,828
Add stock-based compensation expense included in reported net income, net of taxes	16	8
Deduct total stock-based employee compensation expense determined using the fair value based method, net of taxes	(110)	(476)

Net income — pro forma	$6,583	$9,360

Earnings per share — basic — as reported	$0.43	$0.35

Earnings per share — diluted — as reported	$0.30	$0.35

Earnings per share — basic — pro forma	$0.42	$0.33

Earnings per share — diluted — pro forma	$0.30	$0.33

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used for grants made during each of the three months ended December 31, 2003 and 2004:

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ending December 31,
	2003	2004
Expected lives	5 years	—
Risk-free interest rate	3.25%	—
Dividend yield	—	—
Expected volatility	34.48	—

5. Earnings per Common Share

     SFAS No. 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. The following schedule presents the calculation of basic and fully diluted earnings per share:

	Three Months Ended
	December 31,
	2003	2004
Basic earnings per share:
Net income	$7,453	$9,828
Less preferred stock dividends:
Redeemable convertible preferred stock	776	—

Income available to common shareholders	$6,677	$9,828

Weighted average shares outstanding	15,439	27,797

Basic earnings per share	$0.43	$0.35

Diluted earnings per share:
Income available to common shareholders	$6,677	$9,828
Add redeemable convertible preferred stock dividends	776	—

Income available to common shareholders	$7,453	$9,828

Weighted average number of shares
Basic shares outstanding	15,439	27,797
Dilutive effect of:
Options related to the purchase of common stock	352	682
Convertible preferred stock	9,251	—

Diluted shares outstanding	25,042	28,479

Diluted earnings per share	$0.30	$0.35

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

6. Restricted Investments

     The Company has restricted investments that represent collateral provided to the issuer of our letter of credit in favor of the U.S. Department of Education (ED). At December 31, 2004, we had an outstanding letter of credit to ED in the amount of $14.4 million which is collateralized by a United States government agency discount note with a scheduled maturity in May 2005. At December 31, 2004, this investment was in compliance with the corporate investment policy. The investment is carried at amortized cost because we intend to hold, and we have the ability to hold, this security until maturity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

7. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2004	2004
Accounts payable	$6,897	$4,639
Accrued compensation and benefits	19,332	16,080
Other accrued expenses	6,587	6,581

	$32,816	$27,300

8. Income Taxes

     Our deferred taxes are reflected in the accompanying Condensed Consolidated Balance Sheet as follows:

	September 30,	December 31,
	2004	2004
Current deferred tax assets, net	$785	$896
Noncurrent deferred tax liabilities	(3,054)	(3,439)

Net deferred tax liabilities	$(2,269)	$(2,543)

9. Commitments and Contingencies

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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

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

10. Segment Reporting

     We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way that public business enterprises report certain information about operating segments in their financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision-making group, in assessing performance of the segment and in deciding how to allocate resources to an individual segment. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers.

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

	Three Months Ended			Three Months Ended
	December 31, 2003			December 31, 2004
	Post-Secondary			Post-Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$55,311	$3,732	$59,043	$69,502	$3,834	$73,336
Operating income	$13,968	$47	$14,015	$15,303	$173	$15,476
Depreciation and amortization	$1,995	$100	$2,095	$2,094	$107	$2,201
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$96,370	$2,684	$99,054	$144,934	$3,559	$148,493

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2004. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Cautionary Factors That May Affect Future Results.”

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

     Revenue recognition. Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions made for scholarships we sponsor. Tuition and fee revenue is recognized on a pro-rata (straight-line) basis over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 97% of our net revenues for the three months ended December 31, 2004 and December 31, 2003 consisted of tuition. Our net revenues vary from period to period in conjunction with our average student population. A majority of our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 12 to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred tuition represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated financial statements because it is expected to be earned within the following twelve-month period.

     Allowance for uncollectible accounts. We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans, which are unsecured and not guaranteed, to help students pay that portion of their education expenses not covered by financial aid programs. Management analyzes accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness, when applicable, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

     Healthcare and workers’ compensation costs. Claims and insurance costs which primarily relate to health insurance and workers’ compensation are accrued using current information and, in the case of healthcare costs, future estimates provided by consultants to reasonably measure current costs incurred for services provided but not invoiced. Although we believe our estimated liability recorded for healthcare and workers’ compensation costs are reasonable, actual results could differ and require adjustment of the recorded balance.

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

     Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Goodwill represents a significant portion of our total assets. At December 31, 2004, goodwill represented approximately 13.9% of our total assets, or $20.6 million, and was a result of our acquisition of the parent company of our MMI operation in January of 1998. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

     Stock-based compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to

Employees,” and related Interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 and its amendments and APB Opinion No. 25 have been superseded by SFAS No. 123 (R), “Share-Based Payment,” effective at the beginning for the first interim reporting period beginning after June 15, 2005. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the grant date. If we had applied the fair value recognition provisions of SFAS No. 123 and estimated the fair value of the options on the date of grant using the Black-Scholes pricing model and then amortized this estimated fair value over the vesting period of the options, our net income would have been adversely affected, as shown in the table below.

	Three Months Ending
	December 31,
	2003	2004
Net income available to common shareholders — as reported	$6,677	$9,828
Add stock-based compensation expense included in reported net income, net of taxes	16	8
Deduct total stock-based employee compensation expense determined using the fair value based method, net of taxes	(110)	(476)

Net income — pro forma	$6,583	$9,360

Earnings per share — basic — as reported	$0.43	$0.35

Earnings per share — diluted — as reported	$0.30	$0.35

Earnings per share — basic — pro forma	$0.42	$0.33

Earnings per share — diluted — pro forma	$0.30	$0.33

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

     As of December 31, 2004, we had a valuation allowance of $16.1 million to reduce our deferred tax assets to an amount that management believes is more likely than not realizable. The valuation allowance primarily relates to a deferred tax asset arising from a capital loss carryforward from the sale of a discontinued business and expires in 2006. Should we incur capital gains in the future, we would be able to realize all or part of the capital loss carryforward against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments to be based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) is effective for all awards granted or modified after June 15, 2005 and provides transition guidance for recording expense related to employee service for the fair value of awards granted prior to the adoption of SFAS No. 123(R), and measured in accordance with the previously issued SFAS No. 123 as amended by SFAS No. 148. SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after June 15, 2005. We estimate the effect of adopting SFAS No. 123(R), based upon outstanding equity awards as of September 30, 2004 will be approximately $0.7 million for the fourth quarter of our 2005 fiscal year. This estimate does not include the impact of additional equity awards which may be granted or forfeitures which may occur subsequent to December 31, 2004 and prior to our adoption of SFAS No. 123(R).

Results of Operations

     The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended
	December 31,
	2003	2004
Net Revenues
	100.0%	100.0%
Operating expenses:
Educational services and facilities	43.4%	45.5%
Selling, general and administrative	32.9%	33.4%

Total operating expenses	76.3%	78.9%

Income from operations	23.7%	21.1%

Interest income	0.0%	-0.4%
Interest expense	1.4%	0.1%
Other expense	1.3%	0.0%

Total other expense (income)	2.6%	-0.3%

Income before income taxes	21.1%	21.4%
Income tax expense	8.5%	8.0%

Net income	12.6%	13.4%

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     Net revenues. Our revenues for the three months ended December 31, 2004 were $73.3 million, representing an increase of $14.3 million, or 24.2%, as compared to net revenues of $59.0 million for the three months ended December 31, 2003. This increase was due to a 20.8% increase in the average undergraduate full-time student enrollment and tuition increases. Average undergraduate full time student enrollment increased to

15,525 for the three months ended December 31, 2004 as compared to 12,856 for the three months ended December 31, 2003.

     Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2004 were $33.4 million, representing an increase of $7.8 million, or 30.3%, as compared to educational services and facilities expenses of $25.6 million for the three months ended December 31, 2003. Educational services and facilities expenses as a percentage of net revenues increased to 45.5% for the three months ended December 31, 2004 as compared to 43.4% for the three months ended December 31, 2003. These increases were primarily due to incremental educational expenses related to higher average student enrollments and occupancy costs associated with our new Exton, Pennsylvania campus and other campus expansions. In addition, educational services and facilities expenses in the three months ended December 31, 2003 included the favorable impact of a $0.8 million reduction in estimated tool expense partially offset by additional depreciation expense of $0.3 million related to a change in the estimated useful life of leasehold improvements at a campus we relocated in September 2004.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2004 were $24.5 million, an increase of $5.1 million, or 26.2%, as compared to selling, general and administrative expenses of $19.4 million for the three months ended December 31, 2003. Selling, general and administrative expenses as a percentage of revenue increased to 33.4% for the three months ended December 31, 2004 from 32.9% for the three months ended December 31, 2003. These increases were primarily due to incremental compensation and fringe expenses related to additional sales representatives and administrative personnel, advertising expenses associated with student leads and enrollment, directors’ and officers’ insurance expense related to operations as a public company, contract services to support Sarbanes-Oxley compliance, bad debt expense and depreciation. Selling general and administrative expenses for the three months ended December 31, 2004 includes approximately $0.4 million attributable to pre-opening sales and marketing costs for the Norwood, Massachusetts and Sacramento, California campuses planned to open in the next 9 and 15 months, respectively, as compared to pre-opening costs of approximately $0.8 million in the three months ended December 31, 2003 attributable to the Exton, Pennsylvania campus which was opened in July 2004.

     Interest expense. Our interest expense for the three months ended December 31, 2004 was approximately $41,000, representing a decrease of approximately $0.8 million, or 95.0%, compared to interest expense of $0.8 million for the three months ended December 31, 2003. This decrease was primarily due to the payment in full of our then outstanding term debt with proceeds received from our initial public offering in December 2003.

     Other expenses. Our other expense decreased approximately $0.8 million for three months ended December 31, 2004 as compared to the three months ended December 31, 2003, which represented the write-off of unamortized deferred financing costs related to the early retirement of our term debt.

     Income taxes. Our provision for income taxes for the three months ended December 31, 2004 was $5.9 million, or 37.4% of pretax income, compared to $5.0 million, or 40.2% of pretax income, for the three months ended December 31, 2003. The lower effective rate for the comparative three months ended December 31, 2004 is primarily attributable to state tax credits and an overall lower state tax rate.

Seasonality and Trends

     Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third fiscal quarter, which ends on June 30, than in the remainder of our fiscal year because fewer students are enrolled during the summer months. In addition, school is not in session during the one-week holiday break which occurs in December. As a result, first quarter revenue does not correlate to the peak in student population. Our normal operating expenses, however, do not vary significantly with changes in our student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuation in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions.

     Operating income is negatively impacted during the initial start up of new campus openings. We incur sales and marketing costs as well as campus personnel costs in advance of the campus opening. Typically we begin to incur such costs approximately 12-15 months in advance of the campus opening with the majority of such costs being incurred in the 9 month period prior to a campus opening. We incurred pre-opening costs of approximately $0.4 million during the three months ended December 31, 2004 related to the planned opening of our Norwood, Massachusetts and Sacramento, California campuses. We incurred pre-opening costs of approximately $0.8 million during the three months ended December 31, 2003 related to the opening of our Exton, Pennsylvania campus which occurred in July 2004.

Liquidity and Capital Resources

     We finance our operating activities and our internal growth through cash generated from operations.

     A majority of our revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year (thirty-week periods) and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our undergraduate programs are typically designed to be completed in twelve to eighteen months. These timing factors together with the timing of when our students begin their programs affect our operating cash flow.

     Net cash from operations increased $0.2 million, or 1.1%, from $21.3 million to $21.5 million for the three months ended December 31, 2003 and 2004, respectively. This increase was primarily attributable to increased net income, release of restricted cash, and a decrease in cash used for prepaid expenses and other assets and payment of income tax, partially offset by net cash used as a result of increases in accounts receivable and deferred tuition and cash used for increases in other assets and the payment of accounts payable and accrued expenses. The decrease in cash used for prepaid expenses is primarily attributable to the timing of payment for liability insurance. The increases in accounts receivable are primarily attributable to timing of payment of tuition receivables partially offset by the receipt of our income tax receivable for the previous year. The increase in tuition receivables is primarily due to the timing of receipt of Title IV funding and the extension of loans by us to students at our new Exton, Pennsylvania campus while we are awaiting the approval of Title IV funding for this location. The increase in cash used for other assets is attributable to deposits and other deferred costs associated with the planned new campuses in Norwood, Massachusetts and Sacramento, California as compared to cash provided by other assets in the same period of the prior year primarily due to the utilization of deferred costs associated with our initial public offering. The increase in cash used for accounts payable and accrued expenses is primarily attributable to a reduction in accrued salary and benefits as a result of the payment of performance bonuses attributable to our 2004 fiscal year and timing of payroll cut-off.

     Net cash used in investing activities increased $15.4 million from $3.5 million to $18.9 million for the three months ended December 31, 2003 and 2004, respectively. This increase is primarily attributable to the purchase of a U.S. Government bond intended to be held to maturity and used to collateralize our letter of credit issued to the Department of Education. Cash used for the purchase of property and equipment decreased $0.4 million as compared to the comparable prior year period and is attributable to the timing of expenditures.

     Capital expenditures are expected to increase as we upgrade current equipment and expand facilities and open new facilities to meet increased student enrollments. In addition, in September 2004, we entered into a real estate purchase agreement and an agreement to retrofit the existing building for a campus to be located in Norwood, Massachusetts. The purchase price is approximately $12.4 million and approximately $10.0 to $12.0 million is expected to be spent to retrofit the existing building prior to the planned opening in the fourth quarter of our 2005 fiscal year. We expect to be able to fund these capital expenditures with cash on hand and cash generated from operations.

     Our strategy includes considering strategic acquisitions in the future. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue additional debt or equity securities.

     Net cash provided by financing activities decreased approximately $1.5 million from $2.1 million to $0.6 million for the three months ended December 31, 2003 and 2004, respectively. Cash provided by financing activities for the three months ended December 31, 2004 is primarily due to proceeds received from the exercise of stock options. Cash provided for the three months ended December 31, 2003 is primarily attributable to the net impact of receiving approximately $59.2 million of net cash received from our initial public offering in December 2003 and the repayment of our then outstanding long term debt of approximately $31.5 million and the redemption of our remaining preferred stock and payment of accrued and unpaid dividends, together totaling approximately $25.5 million.

     On October 26, 2004, we entered into a new credit agreement with a bank for a revolving line of credit in the amount of $30.0 million and a standby letter of credit facility for up to $20.0 million. We have the option to issue letters of credit under the revolving line of credit, which reduces our borrowing ability, or under the standby letter of credit facility. The standby letter of credit facility is collateralized by an investment collateral account equal to the advance rate, as defined and dependent upon the underlying collateral investment. Effective November 1, 2004, we issued a letter of credit in favor of the Department of Education in the amount of $14.4 million which is collateralized by a $15.8 million investment held in U.S. Government guaranteed bonds. The $14.4 million letter of credit replaces our previously issued $9.9 million letter of credit. The increase in the letter of credit is attributable to the increase in Title IV funds that we received during our 2003 fiscal year as a result of the growth in our average student enrollment. There were no outstanding borrowings under our revolving line of credit.

     Our new credit agreement contains various financial and non-financial covenants. The facility, among other things, requires us to comply with specified financial ratios and tests, restricts our ability to incur additional indebtedness, grant liens or other security interest, make certain investments, become liable for contingent obligations, dispose of assets or stock of our subsidiaries and maintain any accreditation necessary for Title IV Program eligibility. At December 31, 2004, we were in compliance with these covenants.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal exposure to market risk relates to interest rate changes. However, as a result of completing our initial public offering, we have been able to repay in full our term debt leaving only miscellaneous capital equipment leases which are not material.

Cautionary Factors That May Affect Future Results

     This report contains forward-looking information about our financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	possible failure or inability to obtain regulatory consents and certifications for new campuses and campus expansions;

•	changes in laws and regulations affecting post-secondary education, including Title IV funding;

•	governmental inquiries or investigations and increased litigation;

•	our ability to manage our planned growth, both internally and at new or existing campuses;

•	competitive developments affecting our industry, including pricing pressures in newer markets;

•	changes in demand for our programs;

•	increased investment in management and capital resources;

•	increase in interest rates adversely affecting a student’s ability to secure additional loans;

•	the timing and number of new campuses that we open or acquire;

•	growth in costs and expenses;

•	construction delays with respect to new or expanding campuses;

•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown;

•	the effectiveness of our advertising and promotional efforts;

•	changes in generally accepted accounting principles;

•	increased expenses related to compliance and our ability to comply with Section 404 of Sarbanes-Oxley effective with our fiscal year ending September 30, 2005;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas; and

•	potential increased competition.

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

     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. The Form 10-K that we filed with the SEC on December 23, 2004 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them under the heading “Cautionary Factors That May Affect Future Results” in the Form 10-K. We incorporate that section of the Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s website atwww.sec.gov.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

     We are currently evaluating the design and operating effectiveness of our internal controls over financial reporting as part of our effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 as of our fiscal year ending September 30, 2005. Section 404 requires us to evaluate the effectiveness of our internal controls over financial reporting and include a management report on our assessment of the effectiveness of our internal controls over financial reporting in all annual reports beginning with our report on Form 10-K for the fiscal year ending September 30, 2005. As a result of this effort, we have identified certain deficiencies in general controls over our information systems, including segregation of duties and access to data and applications by program developers. We are currently designing and implementing improvements that we believe will adequately mitigate these deficiencies, and we expect that such improvements will be implemented in sufficient time to ensure their operating effectiveness as of September 30, 2005. We are also beginning to test our significant financial reporting systems to ensure that the key application controls that are dependent on these systems are operating effectively. We do not believe that the aforementioned deficiencies in information system general controls have had or will have a material impact on our financial statements. In addition, as a result of our remediation initiatives and the testing of our key financial reporting systems, we do not believe that the identified deficiencies will result in a material weakness in our internal control over financial reporting. However, we cannot provide any assurance that our remediation efforts will be successful or that additional testing of our internal controls will not identify additional deficiencies that, when aggregated with the existing deficiencies, would result in a material weakness.

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

October 5, 2004, Items 1.02 and 9.01 regarding our termination of a definitive agreement relative to our $30.0 million credit facility with Heller Financial, Inc. as lender and agent for other lenders.

November 1, 2004, Items 1.01, 2.03 and 9.01 regarding our entry into a definitive agreement for a $30.0 million credit facility and a $20.0 million facility to issue Standby Letters of Credit with Wells Fargo Bank.

December 1, 2004, Items 2.02 and 9.01 regarding results of operations and financial condition for the quarter ended September 30, 2004 and the fiscal year ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated: February 10, 2005	By:	/s/ Jennifer L. Haslip

Jennifer L. Haslip
Senior Vice President , Chief Financial Officer,
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