Form 10-Q
period 2005-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2005-05-05
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31923

UNIVERSAL TECHNICAL INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0226984 (IRS Employer Identification No.)

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

     At May 3, 2005, there were outstanding 27,925,170 shares of the registrant’s common stock.

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30,	March 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$42,602	$46,836
Restricted cash	10,395	200
Restricted investments	—	16,123
Receivables, net	20,124	19,330
Deferred tax asset	785	563
Prepaid expenses and other assets	3,222	5,514

Total current assets	77,128	88,566
Property and equipment, net	36,925	54,562
Investment in land	71	71
Goodwill	20,579	20,579
Deferred financing fees, net	—	13
Other assets	1,613	1,645

Total assets	$136,316	$165,436

Liabilities, Preferred Stock and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,816	$36,931
Current portion of long-term debt and capital leases	37	10
Deferred revenue	34,523	35,644
Accrued tool sets	2,852	3,267
Other current liabilities	288	1,168

Total current liabilities	70,516	77,020
Long-term debt and capital leases	6	3
Distributions payable to shareholders	71	71
Deferred tax liability	3,054	2,862
Other liabilities	7,644	8,019

Total liabilities	81,291	87,975

Commitments and contingencies
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Shareholders’ equity:
Common stock, $.0001 par value, 100,000,000 shares authorized, 27,781,068 shares issued and outstanding at September 30, 2004 and 27,923,289 shares issued and outstanding at March 31, 2005	1	1
Paid-in capital	110,105	113,558
Accumulated deficit	(55,081)	(36,098)

Total shareholders’ equity	55,025	77,461

Total liabilities, redeemable preferred stock and shareholders’ equity	$136,316	$165,436

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Net Revenues	$63,684	$77,482	$122,727	$150,818
Operating expenses:
Educational services and facilities	28,230	34,958	53,832	68,311
Selling, general and administrative	21,960	28,095	41,387	52,602

Total operating expenses	50,190	63,053	95,219	120,913

Income from operations	13,494	14,429	27,508	29,905

Other expense (income):
Interest income	(50)	(332)	(75)	(590)
Interest expense	195	16	1,010	57
Other expense	—	—	752	—

Total other expense (income)	145	(316)	1,687	(533)

Income before income taxes	13,349	14,745	25,821	30,438
Income tax expense	5,293	5,590	10,313	11,455

Net income	8,056	9,155	15,508	18,983
Preferred stock dividends	—	—	776	—

Net income available to common shareholders	$8,056	$9,155	$14,732	$18,983

Earnings per share:
Net income per share — basic	$0.29	$0.33	$0.68	$0.68

Net income per share — diluted	$0.28	$0.32	$0.58	$0.67

Weighted average number of common shares outstanding:
Basic	27,707	27,894	21,573	27,845

Diluted	28,452	28,566	26,695	28,523

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

					Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2004	27,781	$1	$110,105	$(55,081)	$55,025
Net income	—	—	—	18,983	18,983
Issuance of common stock under employee plans	136	—	2,245	—	2,245
Tax benefit from employee stock plans	—	—	951	—	951
Stock compensation	6	—	257	—	257

Balance at March 31, 2005	27,923	$1	$113,558	$(36,098)	$77,461

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended
	March 31,
	2004	2005
Cash flows from operating activities:
Net income	$15,508	$18,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,113	4,565
Bad debt expense	1,111	1,918
Tax benefit from option exercise	120	951
Stock option compensation	244	257
Deferred income taxes	117	29
Write-off of deferred finance fees	752	—
Loss on disposal of property and equipment	7	57
Preferred stock interest expense	265	—
Changes in assets and liabilities:
Restricted cash	—	10,195
Receivables	4,711	(1,124)
Prepaid expenses and other assets	(2,049)	(2,291)
Other assets	1,077	(38)
Accounts payable and accrued expenses	(6)	(1,284)
Deferred revenue	4,198	1,121
Other current liabilities	(1,281)	1,295
Other liabilities	2,329	185

Net cash provided by operating activities	31,216	34,819

Cash flows from investing activities:
Purchase of securities with intent to hold to maturity	—	(15,989)
Purchase of property and equipment	(8,019)	(22,106)

Net cash used in investing activities	(8,019)	(38,095)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $7,585 for the six months ended March 31, 2004	59,040	789
Repayment of long-term debt borrowings	(31,752)	(30)
Redemption of mandatory redeemable preferred stock	(12,946)	—
Dividends paid	(12,558)	—
Bank overdrafts	—	5,309
Proceeds from exercise of stock options	53	1,456
Proceeds from subscriptions receivable	28	—
Payment of deferred finance fees	—	(14)

Net cash provided by financing activities	1,865	7,510

Net increase in cash and cash equivalents	25,062	4,234
Cash and cash equivalents, beginning of period	8,925	42,602

Cash and cash equivalents, end of period	$33,987	$46,836

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED), continued
(In thousands)

	For the Six Months Ended
	March 31,
	2004	2005
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$749	$48

Taxes paid	$9,680	$9,881

Training equipment obtained in exchange for services	$167	$307

Exchange of preferred stock for common stock	$48,540	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

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

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2004.

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

3. New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 123(R); eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. After a phase-in period for Statement No. 123(R), pro forma disclosure will no longer be allowed. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123(R).

     SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments to be based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) was to be effective for the first interim reporting period beginning on or after June 15, 2005;

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

however, the Securities and Exchange Commission announced in April 2005 that it was extending the date for compliance with SFAS 123(R), such that SFAS No. 123(R) is effective starting with the first interim reporting period of our first fiscal year beginning on or after June 15, 2005. The first interim period of our first fiscal year beginning on or after June 15, 2005 will be the quarter ending December 31, 2005. We estimate the effect of adopting SFAS No. 123(R), based upon outstanding equity awards as of March 31, 2005, will be approximately $4.6 million for our 2006 fiscal year (which begins October 1, 2005.) This estimate does not include the impact of additional equity awards which may be granted or forfeitures which may occur subsequent to March 31, 2005 and prior to our adoption of SFAS No. 123(R).

     In April 2005, FASB issued Financial Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification of the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation should be accounted for and when the fair value of an asset retirement obligation is deemed to be estimable on a reasonable basis. FIN 47 is effective for fiscal years ending no later than December 15, 2005. We believe our adoption of FIN 47 will not have a material impact on our consolidated financial statements or disclosures.

4. Stock-Based Compensation

     We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123,” which defines a fair value based method and addresses common stock and options awarded to employees as well as those awarded to non-employees in exchange for products and services. SFAS No. 123 and its amendments and APB Opinion No. 25 have been superseded by SFAS No. 123(R), which is discussed in footnote 3 and which is currently scheduled to be effective beginning with our fiscal quarter ending December 31, 2005. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ending		Six Months Ending
	March 31,		March 31,
	2004	2005	2004	2005
Net income available to common shareholders — as reported	$8,056	$9,155	$15,508	$18,983
Add stock-based compensation expense included in reported net income, net of taxes	16	8	32	16
Deduct total stock-based employee compensation expense determined using the fair value based method, net of taxes	(452)	(525)	(561)	(1,002)

Net income — pro forma	$7,620	$8,638	$14,979	$17,997

Earnings per share — basic — as reported	$0.29	$0.33	$0.68	$0.68

Earnings per share — diluted — as reported	$0.28	$0.32	$0.58	$0.67

Earnings per share — basic — pro forma	$0.27	$0.31	$0.66	$0.64

Earnings per share — diluted — pro forma	$0.26	$0.30	$0.56	$0.64

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used for grants made during each of the three months and six months ended March 31, 2004 and 2005:

	Three Months Ending		Six Months Ending
	March 31,		March 31,
	2004	2005	2004	2005
Expected lives	5 years	5 years	5 years	5 years
Risk-free interest rate	3.25%	3.76%	3.25%	3.76%
Dividend yield	—	—	—	—
Expected volatility	34.43%	34.51%	34.48%	34.51%

5. Earnings per Common Share

     SFAS No. 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. The following schedule presents the calculation of basic and fully diluted earnings per share:

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Basic earnings per share:
Net income	$8,056	$9,155	$15,508	$18,983
Less redeemable convertible preferred stock dividends	—	—	776	—

Income available to common shareholders	$8,056	$9,155	$14,732	$18,983

Weighted average shares outstanding	27,707	27,894	21,573	27,845

Basic earnings per share	$0.29	$0.33	$0.68	$0.68

Diluted earnings per share:
Income available to common shareholders	$8,056	$9,155	$14,732	$18,983
Add redeemable convertible preferred stock dividends	—	—	776	—

Income available to common shareholders	$8,056	$9,155	$15,508	$18,983

Weighted average number of shares
Basic shares outstanding	27,707	27,894	21,573	27,845
Dilutive effect of:
Options related to the purchase of common stock	745	672	497	678
Convertible preferred stock	—	—	4,625	—

Diluted shares outstanding	28,452	28,566	26,695	28,523

Diluted earnings per share	$0.28	$0.32	$0.58	$0.67

6. Restricted Investments

     We have restricted investments that represent collateral provided to the issuer of our letter of credit in favor of the U.S. Department of Education (ED). At March 31, 2005, we had an outstanding letter of credit to ED in the amount of $14.4 million which is collateralized by a United States government agency discount note with a scheduled maturity in May 2005. At March 31, 2005, this investment was in compliance with the corporate investment policy. The investment is carried at amortized cost because we intend to hold, and we have the ability to hold, this security until maturity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

7. Property and Equipment

     Property and equipment, net consist of the following:

	September 30,	March 31,
	2004	2005
Land	$—	$3,832
Building	—	8,781
Leasehold improvements	13,411	14,691
Training equipment	26,732	29,962
Office and computer equipment	16,715	19,145
Internally developed software	3,006	3,192
Vehicles	625	637
Construction in progress	777	3,168

	61,266	83,408
Less accumulated depreciation and amortization	(24,341)	(28,846)

	$36,925	$54,562

8. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

	September 30,	March 31,
	2004	2005
Accounts payable	$6,897	$7,688
Accrued compensation and benefits	19,332	19,785
Other accrued expenses	6,587	9,458

	$32,816	$36,931

9. Income Taxes

     Our deferred taxes are reflected in the accompanying Condensed Consolidated Balance Sheet as follows:

	September 30,	March 31,
	2004	2005
Current deferred tax assets, net	$785	$563
Noncurrent deferred tax liabilities	(3,054)	(2,862)

Net deferred tax liabilities	$(2,269)	$(2,299)

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

10. Commitments and Contingencies

Legal

     In the ordinary conduct of our business, we are periodically subject to contingent liabilities that arise from lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, our legal department estimates the costs to settle pending litigation, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. Based upon information currently available, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.

     In April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $284,900 and 19,756 shares of our common stock. The claim is based on the assertion that the former owner of NTT promised them such payments upon completion of a public offering of our common stock. We believe the demand for payment is without merit. On May 14, 2004, plaintiffs filed suit in Boulder County, Colorado District Court seeking payment in accordance with their demand. We filed a motion to dismiss due to lack of personal jurisdiction and improper venue. On November 10, 2004, the Colorado District Court dismissed the suit on the basis that the forum selection clause in the agreement, under which plaintiffs claimed they were owed payment, specified that any action arising under the agreement must be brought in state or federal court in Phoenix, Arizona. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court.

     We received written notice from a third party that certain of our former employees had allegedly used the intellectual property assets of the third party in the development of our e-learning training products. We have participated in a mediation and are currently engaged in settlement negotiations. We believe that this matter will not have a material impact on our financial condition or results of operations.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended			Three Months Ended
	March 31, 2004			March 31, 2005
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$60,000	$3,684	$63,684	$73,319	$4,163	$77,482
Operating income	$13,590	$(96)	$13,494	$14,094	$335	$14,429
Depreciation and amortization	$1,941	$77	$2,018	$2,255	$109	$2,364
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$102,422	$5,609	$108,031	$159,823	$5,613	$165,436

	Six Months Ended			Six Months Ended
	March 31, 2004			March 31, 2005
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$115,311	$7,416	$122,727	$142,822	$7,996	$150,818
Operating income	$27,558	$(50)	$27,508	$29,397	$508	$29,905
Depreciation and amortization	$3,936	$177	$4,113	$4,349	$216	$4,565
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$102,422	$5,609	$108,031	$159,823	$5,613	$165,436

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

     Revenue recognition. Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions made for scholarships we sponsor. Tuition and fee revenue is recognized on a pro-rata (straight-line) basis over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 97% of our net revenues for the six months ended March 31, 2004 and March 31, 2005 consisted of tuition. Our net revenues vary from period to period in conjunction with our average student population. A majority of our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 12 to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred tuition represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated financial statements because it is expected to be earned within the following twelve-month period.

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

     Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Goodwill represents a significant portion of our total assets. At March 31, 2005, goodwill represented approximately 12.5% of our total assets, or $20.6 million, and was a result of our acquisition of the parent company of our MMI operation in January of 1998. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

     Stock-based compensation. We currently account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock

Issued to Employees,” and related Interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the grant date. If we had applied the fair value recognition provisions of SFAS No. 123 and estimated the fair value of the options on the date of grant using the Black-Scholes pricing model and then amortized this estimated fair value over the vesting period of the options, our net income would have been adversely affected, as shown in the table below.

	Three Months Ending		Six Months Ending
	March 31,		March 31,
	2004	2005	2004	2005
Net income available to common shareholders — as reported	$8,056	$9,155	$15,508	$18,983
Add stock-based compensation expense included in reported net income, net of taxes	16	8	32	16
Deduct total stock-based employee compensation expense determined using the fair value based method, net of taxes	(452)	(525)	(561)	(1,002)

Net income — pro forma	$7,620	$8,638	$14,979	$17,997

Earnings per share — basic — as reported	$0.29	$0.33	$0.68	$0.68

Earnings per share — diluted — as reported	$0.28	$0.32	$0.58	$0.67

Earnings per share — basic — pro forma	$0.27	$0.31	$0.66	$0.64

Earnings per share — diluted — pro forma	$0.26	$0.30	$0.56	$0.64

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

     As of March 31, 2005, we had a valuation allowance of $16.1 million to reduce our deferred tax assets to an amount that management believes is more likely than not realizable. The valuation allowance primarily relates to a deferred tax asset arising from a capital loss carryforward from the sale of a discontinued business and expires in 2006. Should we incur capital gains in the future, we would be able to realize all or part of the capital loss carryforward against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss.

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. After a phase-in period for Statement No. 123(R), pro forma disclosure will no longer be allowed. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123(R).

     SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments to be based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) was to be effective for the first interim reporting period beginning on or after June 15, 2005; however, the Securities and Exchange Commission announced in April 2005 that it was extending the date for compliance with SFAS 123(R), such that SFAS No. 123(R) is effective starting with the first interim reporting period of our first fiscal year beginning on or after June 15, 2005. The first interim period of our first fiscal year beginning on or after June 15, 2005 will be the quarter ending December 31, 2005. We estimate the effect of adopting SFAS No. 123(R), based upon outstanding equity awards as of March 31, 2005, will be approximately $4.6 million for our 2006 fiscal year (which begins October 1, 2005.) This estimate does not include the impact of additional equity awards which may be granted or forfeitures which may occur subsequent to March 31, 2005 and prior to our adoption of SFAS No. 123(R).

     In April 2005, FASB issued Financial Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification of the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation should be accounted for and when the fair value of an asset retirement obligation is deemed to be estimable on a reasonable basis. FIN 47 is effective for fiscal years ending no later than December 15, 2005. We believe our adoption of FIN 47 will not have a material impact on our consolidated financial statements or disclosures.

Results of Operations

     The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005

Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	44.3%	45.1%	43.9%	45.3%
Selling, general and administrative	34.5%	36.3%	33.7%	34.9%

Total operating expenses	78.8%	81.4%	77.6%	80.2%

Income from operations	21.2%	18.6%	22.4%	19.8%

Interest income	0.0%	-0.4%	0.0%	-0.4%
Interest expense	0.3%	0.0%	0.8%	0.0%
Other expense	0.0%	0.0%	0.6%	0.0%

Total other expense	0.3%	-0.4%	1.4%	-0.4%

Income before income taxes	20.9%	19.0%	21.0%	20.2%
Income tax expense	8.3%	7.2%	8.4%	7.6%

Net income	12.6%	11.8%	12.6%	12.6%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 and Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

     Net revenues. Our revenues for the three months ended March 31, 2005 were $77.5 million, representing an increase of $13.8 million, or 21.7%, as compared to net revenues of $63.7 million for the three months ended March 31, 2004. This increase was due to a 19.3% increase in the average undergraduate full-time student enrollment and tuition increases. Average undergraduate full time student enrollment increased to 15,517 for the three months ended March 31, 2005 as compared to 13,006 for the three months ended March 31, 2004.

     Our revenues for the six months ended March 31, 2005 were $150.8 million, representing an increase of $28.1 million, or 22.9%, as compared to net revenues of $122.7 million for the six months ended March 31, 2004. This increase was due to a 20.0% increase in the average undergraduate full-time student enrollment and tuition increases. Average undergraduate full time student enrollment increased to 15,521 for the six months ended March 31, 2005 as compared to 12,931 for the six months ended March 31, 2004.

     Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended March 31, 2005 were $35.0 million, representing an increase of $6.7 million, or 23.8%, as compared to educational services and facilities expenses of $28.2 million for the three months ended March 31, 2004. Our educational services and facilities expenses for the six months ended March 31, 2005 were $68.3 million, representing an increase of $14.5 million, or 26.9%, as compared to educational services and facilities expenses of $53.8 million for the six months ended March 31, 2004. Educational services and facilities expenses as a percentage of net revenues increased to 45.1% for the three months ended March 31, 2005 as compared to 44.3% for the three months ended March 31, 2004, and increased to 45.3% for the six months ended March 31, 2005 as compared to 43.9% for the six months ended March 31, 2004.

     These increases were primarily due to incremental educational expenses related to higher average student enrollments and occupancy costs associated with our new Exton, Pennsylvania campus and other campus expansions. In addition, educational services and facilities expenses included an additional charge to depreciation expense of $0.3 million in the three months ended March 31, 2004, and $0.6 million in the six months ended March 31, 2004 related to a change in the estimated useful life of leasehold improvements at a campus we relocated in September 2004. The increase in depreciation expense for the six months ended March 31, 2004 was offset by an $0.8 million reduction in estimated tool set expense.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended March 31, 2005 were $28.1 million, an increase of $6.1 million, or 27.9%, as compared to selling, general and administrative expenses of $22.0 million for the three months ended March 31, 2004. Our selling, general and administrative expenses for the six months ended March 31, 2005 were $52.6 million, representing an increase of $11.2 million, or 27.1%, as compared to selling, general and administrative expenses of $41.4 million for the six months ended March 31, 2004. Selling, general and administrative expenses as a percentage of net revenues increased to 36.3% for the three months ended March 31, 2005 as compared to 34.5% for the three months ended March 31, 2004, and increased to 34.9% for the six months ended March 31, 2005 compared to 33.7% for the six months ended March 31, 2004.

     These increases were primarily due to incremental compensation expenses related to additional sales representatives and administrative personnel, advertising expenses associated with student leads and enrollment, contract services to support Sarbanes-Oxley compliance, bad debt expense and depreciation. Selling, general and administrative expenses includes approximately $0.7 million for the three months ended March 31, 2005, attributable to pre-opening sales and marketing costs for the Norwood, Massachusetts and Sacramento, California campuses planned to open in the next 6 to 12 months, respectively, as compared to pre-opening costs of approximately $0.9 million attributable to the Exton, Pennsylvania campus which was opened in July 2004. Pre-opening costs for the Norwood, Massachusetts and Sacramento, California campuses were $1.0 million for the six months ended March 31, 2005 as compared to $1.7 million for the Pennsylvania campus for the six months ended March 31, 2004.

     Interest expense, net. Our interest expense for the three months ended March 31, 2005 was approximately $16,000, representing a decrease of approximately $0.2 million, or 91.8%, compared to interest expense of $0.2 million for the three months ended March 31, 2004. Our interest expense for the six months ended March 31, 2005 was approximately $57,000, representing a decrease of $1.0 million, or 94.4%, compared to interest expense of $1.0 million for the six months ended March 31, 2004. The decreases were primarily due to the payment in full of our then outstanding term debt with proceeds received from our initial public offering in December 2003.

     Our interest income for the three months ended March 31, 2005 was approximately $0.3 million, representing an increase of approximately $0.3 million, compared to interest income of $50,000 for the three months ended March 31, 2004. Our interest income for the six months ended March 31, 2005 was approximately $0.6 million, representing an increase of approximately $0.5 million compared to interest income of $0.1 million for the six months ending March 31, 2004. These increases were primarily due to the investment of our excess cash in a prime money market fund and United States government agency discount notes.

     Other expenses. Our other expense decreased approximately $0.8 million for six months ended March 31, 2005 as compared to the six months ended March 31, 2004, which represented the write-off of unamortized deferred financing costs related to the early retirement of our term debt.

     Income taxes. Our provision for income taxes for the three months ended March 31, 2005 was $5.6 million, or 37.9% of pretax income, compared to $5.3 million, or 39.7% of pretax income, for the three months ended March 31, 2004. Our provision for income taxes for the six months ended March 31, 2005 was $11.5 million, or 37.6% of pretax income, compared to $10.3 million, or 39.9% for the six months ended March 31, 2004. The lower effective rate for the three months and six months ended March 31, 2005 as compared to the three months and six months ended March 31, 2004 is primarily attributable to state tax credits and overall lower state tax rates.

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

     Operating income is negatively impacted during the initial start up of new campus openings. We incur sales and marketing costs as well as campus personnel costs in advance of the campus opening. Typically we begin to incur such costs approximately 12 to15 months in advance of the campus opening with the majority of such costs being incurred in the 9-month period prior to a campus opening. We incurred pre-opening costs of approximately $0.9 million during the three months ended March 31, 2005 and $1.3 million for the six months ended March 31, 2005 related to the planned opening of our Norwood, Massachusetts and Sacramento, California campuses. We incurred pre-opening costs of approximately $0.9 million during the three months ended March 31, 2004 and $1.7 million for the six months ended March 31, 2004 related to the opening of our Exton, Pennsylvania campus. The Exton campus opened in July 2004.

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

     Net cash from operations increased $3.6 million, or 11.5%, from $31.2 million to $34.8 million for the six months ended March 31, 2004 and 2005, respectively. This increase was primarily attributable to increased net income, release of restricted cash, and an increase in cash provided from accounts payable and accrued expenses, partially offset by an increase in net cash used as a result of increases in accounts receivable and deferred revenue and other current liabilities. The increase in net cash used for accounts receivable and deferred revenue is attributable to the timing of receipt of student funding. The increase in cash provided from other current liabilities is primarily attributable to the payment of income taxes.

     Net cash used in investing activities increased $30.1 million from $8.0 million to $38.1 million for the six months ended March 31, 2004 and 2005, respectively. This increase is primarily attributable to the purchase of U.S. Government bonds in the amount of $16.0 million and additional investment in property and equipment. Our U.S. Government bond investment is intended to be held to maturity and is used to collateralize our letter of credit issued to the Department of Education. Cash used for the purchase of property and equipment increased $14.1 million as compared to the six months ended March 31, 2004 and is primarily attributable to the purchase of land and building for our campus planned to open in Norwood, Massachusetts in the fourth quarter of fiscal 2005, totaling $12.6 million.

     Capital expenditures are expected to increase as we upgrade current equipment and expand facilities and open new facilities to meet increased student enrollments. In addition to the approximately $12.6 million real estate purchase in Norwood, Massachusetts, we expect to spend an additional $12.0 million to retrofit the existing building prior to the planned opening in the fourth quarter of our 2005 fiscal year. We expect to be able to fund these capital expenditures with cash on hand and cash generated from operations.

     Our strategy includes considering strategic acquisitions in the future. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue debt or additional equity securities.

     Net cash provided by financing activities increased $5.6 million from $1.9 million to $7.5 million for the six months ended March 31, 2004 and 2005, respectively. This increase is primarily attributable to the bank overdrafts resulting from our treasury management through controlled disbursement accounts allowing us to maximize our excess cash investments, and proceeds received from the exercise of stock options. Cash provided for the six months ended March 31, 2004 is primarily attributable to the net impact of receiving approximately $59.0 million of net cash from our initial public offering in December 2003 and the repayment of our then outstanding long term debt of approximately $31.5 million and the redemption of our remaining preferred stock and payment of accrued and unpaid dividends, together totaling approximately $25.5 million.

     On October 26, 2004, we entered into a new credit agreement with a bank for a revolving line of credit in the amount of $30.0 million and a standby letter of credit facility for up to $20.0 million. We have the option to issue letters of credit under the revolving line of credit, which reduces our borrowing ability, or under the standby letter of credit facility. The standby letter of credit facility is collateralized by an investment collateral account equal to the advance rate, as defined and dependent upon the underlying collateral investment. Effective November 1, 2004, we issued a letter of credit in favor of the Department of Education in the amount of $14.4 million which is collateralized by a $16.0 million investment held in U.S. Government guaranteed bonds. The $14.4 million letter of credit replaces our previously issued $9.9 million letter of credit. The increase in the letter of credit is attributable to the increase in Title IV funds that we received during our 2003 fiscal year as a result of the growth in our average student enrollment. There were no outstanding borrowings under our revolving line of credit.

     Our new credit agreement contains various financial and non-financial covenants. The facility, among other things, requires us to comply with specified financial ratios and tests, restricts our ability to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent obligations, dispose of assets or stock of our subsidiaries and requires us to maintain any accreditation necessary for Title IV Program eligibility. At March 31, 2005, we were in compliance with these covenants.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal exposure to market risk relates to interest rate changes. However, as a result of completing our initial public offering, we have been able to repay in full our term debt leaving only miscellaneous capital equipment leases which are not material.

Cautionary Factors That May Affect Future Results

     This report contains forward-looking information about our financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They often include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

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

Item 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

     We are currently evaluating the design and operating effectiveness of our internal controls over financial reporting as part of our effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 as of our fiscal year ending September 30, 2005. Section 404 requires us to evaluate the effectiveness of our internal controls over financial reporting and include a management report on our assessment of the effectiveness of our internal controls over financial reporting in all annual reports beginning with our report on Form 10-K for the fiscal year ending September 30, 2005. As a result of this effort, we have identified certain deficiencies in general controls over our information systems, including segregation of duties and access to data and applications by program developers. We are currently designing and implementing improvements that we believe will adequately mitigate these deficiencies, and we expect that such improvements will be implemented in sufficient time to ensure their operating effectiveness as of September 30, 2005. We are also continuing to test our significant financial reporting systems to ensure that the key application controls that are dependent on these systems are operating effectively. We do not believe that the aforementioned deficiencies in information system general controls have had or will have a material impact on our financial statements. In addition, as a result of our remediation initiatives and the testing of our key financial reporting systems, we do not believe that the identified deficiencies will result in a material weakness in our internal control over financial reporting. However, we cannot provide any assurance that our remediation efforts will be successful or that additional testing of our internal controls will not identify additional deficiencies that, when aggregated with the existing deficiencies, would result in a material weakness.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     In the ordinary conduct of our business, we are periodically subject to contingent liabilities that arise from lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, our legal department estimates the costs to settle pending litigation, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. Based upon information currently available, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.

     As reported in our Form 10-Q for the quarter ended March 31, 2004 and in our subsequent periodic reports, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $284,900 and 19,756 shares of our common stock. The claim is based on the assertion that the former owner of NTT promised them such payments upon completion of a public offering of our common stock. We believe the demand for payment is without merit. On May 14, 2004, plaintiffs filed suit in Boulder County, Colorado District Court seeking payment in accordance with their demand. We filed a motion to dismiss due to lack of personal jurisdiction and improper venue. On November 10, 2004, the Colorado District Court dismissed the suit on the basis that the forum selection clause in the agreement, under which plaintiffs claimed they were owed payment, specified that any action arising under the agreement must be brought in state or federal court in Phoenix, Arizona. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court.

     We received written notice from a third party that certain of our former employees had allegedly used the intellectual property assets of the third party in the development of our e-learning training products. We have participated in a mediation and are currently engaged in settlement negotiations. We believe that this matter will not have a material impact on our financial condition or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITITES AND USE OF PROCEEDS

     On February 16, 2005, we issued 1,000 shares of our common stock to Charlesbank Equity Fund V, Limited Partnership in consideration for Michael Eisenson’s services as a director. Mr. Eisenson is a managing director and Chief Executive Officer of Charlesbank Capital Partners, LLC, which is the general partner of Charlesbank Equity Fund V GP, Limited Partnership. Charlesbank Equity Fund V GP, Limited Partnership is the general Partner of Charlesbank Equity Fund V, Limited Partnership. The shares were issued to Charlesbank Equity Fund V, Limited Partnership pursuant to a contractual arrangement between Mr. Eisenson and the various Charlesbank entities. All such securities are restricted securities and were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. On March 1, 2004, we effected a similar grant of 1,000 shares to Charlesbank Equity V, Limited Partnership for the same purpose and relied on the same exemption from the Securities Act.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Our annual meeting of stockholders was held on February 16, 2005.

     (b) Our stockholders voted as follows to elect three Class I directors to our board of directors:

Directors:	Votes For:	Votes Withheld:

Conrad A. Conrad	23,175,652	370,475

Kevin P. Knight	22,506,568	1,039,559

Kimberly J. McWaters	23,074,397	471,730

Our stockholders voted as follows to elect one Class II director to our board of directors:

Director:	Votes For:	Votes Withheld:

Linda J. Srere	23,506,217	39,910

     Directors whose term of office continued after the annual meeting include: Robert D. Hartman, John C. White, Michael R. Eisenson, A. Richard Caputo, Jr. and Roger S. Penske.

     (c) Our stockholders voted as follows to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors for our financial statements for the year ending September 30, 2005:

For: 23,384,723            Against: 30,144            Votes Withheld: 131,260

Item 6. EXHIBITS

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

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: May 5, 2005	By:	/s/ Jennifer L. Haslip
Jennifer L. Haslip
Senior Vice President , Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)