Form 10-Q
period 2005-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2005-08-12
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 10, 2005, there were outstanding 27,968,462 shares of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
  ii

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30,	June 30,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$42,602	$47,264
Restricted cash	10,395	200
Restricted investments	—	16,070
Receivables, net	20,124	14,150
Deferred tax asset	785	1,223
Prepaid expenses and other assets	3,222	6,516

Total current assets	77,128	85,423
Property and equipment, net	36,925	64,335
Investment in land	71	—
Goodwill	20,579	20,579
Deferred financing fees, net	—	11
Other assets	1,613	1,750

Total assets	$136,316	$172,098

Liabilities, Preferred Stock and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,816	$34,801
Current portion of capital leases	37	10
Deferred revenue	34,523	36,911
Accrued tool sets	2,852	3,359
Other current liabilities	288	2,009

Total current liabilities	70,516	77,090
Long-term capital leases	6	—
Distributions payable to shareholders	71	—
Deferred tax liability	3,054	2,414
Other liabilities	7,644	7,132

Total liabilities	81,291	86,636

Commitments and contingencies

Shareholders’ equity:
Common stock, $.0001 par value, 100,000,000 shares authorized, 27,781,068 shares issued and outstanding at September 30, 2004 and 27,942,471 shares issued and outstanding at June 30, 2005	1	1
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	110,105	113,954
Accumulated deficit	(55,081)	(28,493)

Total shareholders’ equity	55,025	85,462

Total liabilities and shareholders’ equity	$136,316	$172,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net Revenues	$62,947	$76,074	$185,674	$226,892

Operating expenses:
Educational services and facilities	29,376	37,047	83,208	105,357
Selling, general and administrative	22,706	27,577	64,093	80,180

Total operating expenses	52,082	64,624	147,301	185,537

Income from operations	10,865	11,450	38,373	41,355

Other expense (income):
Interest income	(96)	(437)	(171)	(1,027)
Interest expense	185	34	1,195	91
Other expense	—	—	752	—

Total other expense (income)	89	(403)	1,776	(936)

Income before income taxes	10,776	11,853	36,597	42,291
Income tax expense	4,140	4,248	14,453	15,703

Net income	6,636	7,605	22,144	26,588
Preferred stock dividends	—	—	776	—

Net income available to common shareholders	$6,636	$7,605	$21,368	$26,588

Earnings per share:
Net income per share — basic	$0.24	$0.27	$0.90	$0.95

Net income per share — diluted	$0.23	$0.27	$0.81	$0.93

Weighted average number of common shares outstanding:
Basic	27,713	27,934	23,620	27,875

Diluted	28,569	28,545	27,309	28,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

					Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2004	27,781	$1	$110,105	$(55,081)	$55,025
Net income	—	—	—	26,588	26,588
Issuance of common stock under employee plans	155	—	2,439	—	2,439
Tax benefit from employee stock plans	—	—	1,141	—	1,141
Stock compensation	6	—	269	—	269

Balance at June 30, 2005	27,942	$1	$113,954	$(28,493)	$85,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended
	June 30,
	2004	2005
Cash flows from operating activities:
Net income	$22,144	$26,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,309	7,091
Bad debt expense	1,729	2,970
Tax benefit from option exercise	415	1,141
Stock option compensation	376	269
Deferred income taxes	1,449	(1,078)
Write-off of deferred finance fees	752	—
Loss on disposal of property and equipment	54	74
Preferred stock interest expense	265	—
Changes in assets and liabilities:
Restricted cash	—	10,195
Receivables	4,218	3,004
Prepaid expenses and other assets	(1,981)	(3,294)
Other assets	1,116	(144)
Accounts payable and accrued expenses	4,931	1,675
Deferred revenue	824	2,388
Other current liabilities	(2,715)	2,228
Other liabilities	2,021	(803)

Net cash provided by operating activities	41,907	52,304

Cash flows from investing activities:
Purchase of securities with intent to hold to maturity	—	(32,002)
Proceeds received upon maturity of investments	—	16,167
Purchase of property and equipment	(12,115)	(34,199)
Proceeds from the sale of property, plant and equipment	35	185

Net cash used in investing activities	(12,080)	(49,849)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $7,648 for the nine months ended June 30, 2004	58,977	789
Repayment of long-term debt borrowings	(31,802)	(33)
Redemption of mandatory redeemable preferred stock	(12,946)	—
Dividends paid	(12,558)	—
Proceeds from exercise of stock options	300	1,650
Proceeds from subscriptions receivable	28	—
Payment of deferred finance fees	—	(14)
Distribution to stockholders	—	(185)

Net cash provided by financing activities	1,999	2,207

Net increase in cash and cash equivalents	31,826	4,662
Cash and cash equivalents, beginning of period	8,925	42,602

Cash and cash equivalents, end of period	$40,751	$47,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED), continued
(In thousands)

	For the Nine Months Ended
	June 30,
	2004	2005
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$966	$88

Taxes paid	$14,385	$15,428

Training equipment obtained in exchange for services	$222	$646

Exchange of preferred stock for common stock	$48,540	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
1. Nature of the Business
     We are a provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at nine campuses and manufacturer-sponsored advanced programs at 22 dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, collision repair, motorcycle and marine industries to understand their needs for qualified service professionals.
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2004.
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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
     SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments to be based on the grant-date fair value of the award and prescribes either the modified prospective or the modified retrospective transition method of adoption. We have decided to utilize the modified prospective transition method of adoption, which results in recognition of compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date, as opposed to the modified retrospective transition method which provides for retroactive restatement. The cost associated with grant awards will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) was to be effective for the first interim reporting period beginning on or after June 15, 2005; however, the Securities and Exchange Commission announced in April 2005 that it was extending the date for compliance with SFAS 123 (R), such that SFAS No. 123(R) is effective starting with the first interim reporting period of our first fiscal year beginning on or after June 15, 2005. The first interim period of our first fiscal year beginning on or after June 15, 2005 will be the quarter ending December 31, 2005. We estimate the effect of adopting SFAS No. 123(R), based upon outstanding equity awards as of June 30, 2005, will be approximately $4.6 million for our 2006 fiscal year (which begins October 1, 2005). This estimate does not include the impact of additional equity awards which may be granted or forfeitures which may occur subsequent to June 30, 2005 and prior to our adoption of SFAS No. 123(R).
     In April 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification of the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation should be accounted for and when the fair value of an asset retirement obligation is deemed to be estimable on a reasonable basis. FIN 47 is effective for fiscal years ending no later than December 15, 2005. We believe our adoption of FIN 47 will not have a material impact on our consolidated financial statements or disclosures.
     In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The intent of SFAS No. 154 is to improve financial reporting by enhancing the consistency of financial information between periods. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.
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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ending		Nine Months Ending
	June 30,		June 30,
	2004	2005	2004	2005
Net income available to common shareholders — as reported	$6,636	$7,605	$21,368	$26,588
Add stock-based compensation expense included in reported net income, net of taxes	81	8	112	24
Deduct total stock-based employee compensation expense determined using the fair value based method, net of taxes	(491)	(718)	(1,047)	(1,714)

Net income — pro forma	$6,226	$6,895	$20,433	$24,898

Earnings per share — basic — as reported	$0.24	$0.27	$0.90	$0.95

Earnings per share — diluted — as reported	$0.23	$0.27	$0.81	$0.93

Earnings per share — basic — pro forma	$0.23	$0.24	$0.86	$0.89

Earnings per share — diluted — pro forma	$0.22	$0.25	$0.78	$0.87

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used for grants made during each of the three months and nine months ended June 30, 2004 and 2005:

	Three Months Ending		Nine Months Ending
	June 30,		June 30,
	2004	2005	2004	2005
Expected lives	5 years	5 years	5 years	5 years
Risk-free interest rate	3.48%	3.87%	3.25%	3.77%
Dividend yield	—	—	—	—
Expected volatility	34.40%	33.73%	34.48%	34.47%
5. Earnings per Common Share
     SFAS No. 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. The following schedule presents the calculation of basic and fully diluted earnings per share:

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Basic earnings per share:
Net income	$6,636	$7,605	$22,144	$26,588
Less redeemable convertible preferred stock dividends	—	—	776	—

Income available to common shareholders	$6,636	$7,605	$21,368	$26,588

Weighted average shares outstanding	27,713	27,934	23,620	27,875

Basic earnings per share	$0.24	$0.27	$0.90	$0.95

Diluted earnings per share:
Income available to common shareholders	$6,636	$7,605	$21,368	$26,588
Add redeemable convertible preferred stock dividends	—	—	776	—

Income available to common shareholders	$6,636	$7,605	$22,144	$26,588

Weighted average number of shares
Basic shares outstanding	27,713	27,934	23,620	27,875
Dilutive effect of:
Options related to the purchase of common stock	856	611	606	655
Convertible preferred stock	—	—	3,083	—

Diluted shares outstanding	28,569	28,545	27,309	28,530

Diluted earnings per share	$0.23	$0.27	$0.81	$0.93

6. Restricted Investments
     We have restricted investments that represent collateral provided to the issuer of our letter of credit in favor of the U.S. Department of Education (ED). At June 30, 2005, we had an outstanding letter of credit to ED in the amount of $14.4 million which is collateralized by a United States government agency discount note with a scheduled maturity in November 2005. At June 30, 2005, this investment was in compliance with the corporate investment policy. The investment is carried at amortized cost because we intend to hold, and we have the ability to hold, this security until maturity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
7. Property and Equipment
     Property and equipment, net consist of the following:

	September 30,	June 30,
	2004	2005
	$	$
Land	—	3,832
Building	—	8,781
Leasehold improvements	13,411	15,021
Training equipment	26,732	32,422
Office and computer equipment	16,715	20,657
Internally developed software	3,006	3,429
Vehicles	625	652
Construction in progress	777	11,003

	61,266	95,797
Less accumulated depreciation and amortization	(24,341)	(31,462)

	$36,925	$64,335

     At June 30, 2005, construction in progress includes $8.0 million of building improvements related to the retrofitting of our Norwood, Massachusetts building, which was purchased in February 2005.
8. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following:

	September 30,	June 30,
	2004	2005
Accounts payable	$6,897	$4,408
Accrued compensation and benefits	19,332	22,301
Other accrued expenses	6,587	8,092

	$32,816	$34,801

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
     We received written notice from a third party that certain of our former employees had allegedly used the intellectual property assets of the third party in the development of our e-learning training products. We have participated in a mediation and in August 2005, reached a settlement regarding these claims. Under the terms of the settlement agreement, we will pay $500,000 within ten business days of the execution of the agreement. Under the settlement agreement, we have agreed, over a two year period, to purchase $3.6 million of courseware licenses that will expire no later than December 2010.
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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2005
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$59,188	$3,759	$62,947	$71,885	$4,189	$76,074
Operating income	$10,996	$(131)	$10,865	$11,089	$361	$11,450
Depreciation and amortization	$2,091	$105	$2,196	$2,413	$113	$2,526
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$112,103	$4,656	$116,759	$168,958	$3,140	$172,098

	Nine Months Ended			Nine Months Ended
	June 30, 2004			June 30, 2005
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$174,499	$11,175	$185,674	$214,707	$12,185	$226,892
Operating income	$38,554	$(181)	$38,373	$40,486	$869	$41,355
Depreciation and amortization	$6,027	$282	$6,309	$6,762	$329	$7,091
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$112,103	$4,656	$116,759	$168,958	$3,140	$172,098

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
     Revenue recognition. Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions made for scholarships we sponsor. Tuition and fee revenue is recognized on a pro-rata (straight-line) basis over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 97% of our net revenues for the nine months ended June 30, 2004 and June 30, 2005 consisted of tuition. Our net revenues vary from period to period in conjunction with our average student population. A majority of our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 12 to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred tuition represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated financial statements because it is expected to be earned within the following twelve-month period.
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
     Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Goodwill represents a significant portion of our total assets. At June 30, 2005, goodwill represented approximately 12.0% of our total assets, or $20.6 million, and was a result of our acquisition of the parent company of our MMI operation in January of 1998. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
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

	Three Months Ending		Nine Months Ending
	June 30,		June 30,
	2004	2005	2004	2005
Net income available to common shareholders — as reported	$6,636	$7,605	$21,368	$26,588
Add stock-based compensation expense included in reported net income, net of taxes	81	8	112	24
Deduct total stock-based employee compensation expense determined using the fair value based method, net of taxes	(491)	(718)	(1,047)	(1,714)

Net income — pro forma	$6,226	$6,895	$20,433	$24,898

Earnings per share — basic — as reported	$0.24	$0.27	$0.90	$0.95

Earnings per share — diluted — as reported	$0.23	$0.27	$0.81	$0.93

Earnings per share — basic — pro forma	$0.23	$0.24	$0.86	$0.89

Earnings per share — diluted — pro forma	$0.22	$0.25	$0.78	$0.87

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
     As of June 30, 2005, we had a valuation allowance of $16.1 million to reduce our deferred tax assets to an amount that management believes is more likely than not realizable. The valuation allowance primarily relates to a deferred tax asset arising from a capital loss carryforward from the sale of a discontinued business and expires in 2006. Should we incur capital gains in the future, we would be able to realize all or part of the capital loss carryforward against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss.

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
     SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments to be based on the grant-date fair value of the award and prescribes either the modified prospective or the modified retrospective transition method of adoption. We have decided to utilize the modified prospective transition method of adoption, which results in recognition of compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date, as opposed to the modified retrospective transition method which provides for retroactive restatement. The cost associated with grant awards will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) was to be effective for the first interim reporting period beginning on or after June 15, 2005; however, the Securities and Exchange Commission announced in April 2005 that it was extending the date for compliance with SFAS 123 (R), such that SFAS No. 123(R) is effective starting with the first interim reporting period of our first fiscal year beginning on or after June 15, 2005. The first interim period of our first fiscal year beginning on or after June 15, 2005 will be the quarter ending December 31, 2005. We estimate the effect of adopting SFAS No. 123(R), based upon outstanding equity awards as of June 30, 2005, will be approximately $4.6 million for our 2006 fiscal year (which begins October 1, 2005). This estimate does not include the impact of additional equity awards which may be granted or forfeitures which may occur subsequent to June 30, 2005 and prior to our adoption of SFAS No. 123(R).
     In April 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification of the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation should be accounted for and when the fair value of an asset retirement obligation is deemed to be estimable on a reasonable basis. FIN 47 is effective for fiscal years ending no later than December 15, 2005. We believe our adoption of FIN 47 will not have a material impact on our consolidated financial statements or disclosures.
     In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The intent of SFAS No. 154 is to improve financial reporting by enhancing the consistency of financial information between periods. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.

Results of Operations
     The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	46.7%	48.7%	44.8%	46.4%
Selling, general and administrative	36.0%	36.2%	34.5%	35.4%

Total operating expenses	82.7%	84.9%	79.3%	81.8%

Income from operations	17.3%	15.1%	20.7%	18.2%

Interest income	-0.1%	-0.5%	-0.1%	-0.4%
Interest expense	0.3%	0.0%	0.7%	0.0%
Other expense	0.0%	0.0%	0.4%	0.0%

Total other expense	0.2%	-0.5%	1.0%	-0.4%

Income before income taxes	17.1%	15.6%	19.7%	18.6%
Income tax expense	6.6%	5.6%	7.8%	6.9%

Net income	10.5%	10.0%	11.9%	11.7%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 and Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004
     Net revenues. Our revenues for the three months ended June 30, 2005 were $76.1 million, representing an increase of $13.1 million, or 20.9%, as compared to net revenues of $62.9 million for the three months ended June 30, 2004. This increase was due to a 16.4% increase in the average undergraduate full-time student enrollment and tuition increases. Average undergraduate full time student enrollment increased to 14,572 for the three months ended June 30, 2005 as compared to 12,517 for the three months ended June 30, 2004.
     Our revenues for the nine months ended June 30, 2005 were $226.9 million, representing an increase of $41.2 million, or 22.2%, as compared to net revenues of $185.7 million for the nine months ended June 30, 2004. This increase was due to a 18.8% increase in the average undergraduate full-time student enrollment and tuition increases. Average undergraduate full time student enrollment increased to 15,155 for the nine months ended June 30, 2005 as compared to 12,762 for the nine months ended June 30, 2004.
     Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended June 30, 2005 were $37.1 million, representing an increase of $7.7 million, or 26.1%, as compared to educational services and facilities expenses of $29.4 million for the three months ended June 30, 2004. Our educational services and facilities expenses for the nine months ended June 30, 2005 were $105.3 million, representing an increase of $22.1 million, or 26.6%, as compared to educational services and facilities expenses of $83.2 million for the nine months ended June 30, 2004. Educational services and facilities expenses as a percentage of net revenues increased to 48.7% for the three months ended June 30, 2005 as compared to 46.7% for the three months ended June 30, 2004, and increased to 46.4% for the nine months ended June 30, 2005 as compared to 44.8% for the nine months ended June 30, 2004.

     These increases as a percentage of net revenues were primarily due to incremental educational expenses related to higher average student enrollments and occupancy costs associated with our new Exton, Pennsylvania campus and other campus expansions. Pre-opening costs for the Norwood, Massachusetts campus were $0.8 million for the three months ended June 30, 2005 and $1.1 million for the nine months ending June 30, 2005. Pre-opening costs for our Exton, Pennsylvania campus were $0.4 million for the three months ended June 30, 2004 and $0.5 million for the nine months ended June 30, 2004. In addition, educational services and facilities expenses included an additional charge to depreciation expense of $0.3 million in the three months ended June 30, 2004, and $0.9 million in the nine months ended June 30, 2004 related to a change in the estimated useful life of leasehold improvements at a campus we relocated in September 2004. The increase in depreciation expense for the nine months ended June 30, 2004 was offset by an $0.8 million reduction in estimated tool set expense.
     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended June 30, 2005 were $27.6 million, an increase of $4.9 million, or 21.5%, as compared to selling, general and administrative expenses of $22.7 million for the three months ended June 30, 2004. Our selling, general and administrative expenses for the nine months ended June 30, 2005 were $80.2 million, representing an increase of $16.1 million, or 25.1%, as compared to selling, general and administrative expenses of $64.1 million for the nine months ended June 30, 2004. Selling, general and administrative expenses as a percentage of net revenues increased to 36.2% for the three months ended June 30, 2005 as compared to 36.0% for the three months ended June 30, 2004, and increased to 35.4% for the nine months ended June 30, 2005 compared to 34.5% for the nine months ended June 30, 2004.
     The increase for the nine months in selling, general and administrative expenses as a percentage of net revenues is attributable to increases in advertising and costs associated with contacting prospective students, as well as increases in bad debt expense and depreciation. In addition, selling, general and administrative expenses includes approximately $1.6 million for the three months ended June 30, 2005, attributable to pre-opening sales and marketing costs for the Norwood, Massachusetts and Sacramento, California campuses, as compared to pre-opening costs of approximately $0.9 million attributable to the Exton, Pennsylvania campus which was opened in July 2004. Pre-opening costs for the Norwood, Massachusetts and Sacramento, California campuses were $2.6 million for the nine months ended June 30, 2005 as compared to $2.3 million for the Pennsylvania campus for the nine months ended June 30, 2004.
     Interest expense, net. Our interest expense for the three months ended June 30, 2005 was approximately $34,000, representing a decrease of approximately $0.2 million, or 81.7%, compared to interest expense of $0.2 million for the three months ended June 30, 2004. Our interest expense for the nine months ended June 30, 2005 was approximately $0.1 million, representing a decrease of $1.1 million, or 92.4%, compared to interest expense of $1.2 million for the nine months ended June 30, 2004. The decreases were primarily due to the payment in full of our then outstanding term debt with proceeds received from our initial public offering in December 2003.
     Our interest income for the three months ended June 30, 2005 was approximately $0.4 million, representing an increase of approximately $0.3 million, compared to interest income of $0.1 million for the three months ended June 30, 2004. Our interest income for the nine months ended June 30, 2005 was approximately $1.0 million, representing an increase of approximately $0.8 million compared to interest income of $0.2 million for the nine months ending June 30, 2004. These increases were primarily due to the investment of our excess cash in marketable securities.
     Other expenses. Our other expense decreased approximately $0.8 million for nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004, which represented the write-off of unamortized deferred financing costs related to the early retirement of our term debt.

     Income taxes. Our provision for income taxes for the three months ended June 30, 2005 was $4.2 million, or 35.8% of pretax income, compared to $4.1 million, or 38.4% of pretax income, for the three months ended June 30, 2004. Our provision for income taxes for the nine months ended June 30, 2005 was $15.7 million, or 37.1% of pretax income, compared to $14.5 million, or 39.5% for the nine months ended June 30, 2004. The lower effective rate for the three months and nine months ended June 30, 2005 as compared to the three months and six months ended June 30, 2004 is primarily attributable to state tax credits and overall lower state tax rates.
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
     Operating income is negatively impacted during the initial start up of new campus openings. We incur sales and marketing costs as well as campus personnel costs in advance of the campus opening. Typically we begin to incur such costs approximately 12 to 15 months in advance of the campus opening with the majority of such costs being incurred in the 9-month period prior to a campus opening. We incurred pre-opening costs of approximately $2.4 million during the three months ended June 30, 2005 and $3.7 million for the nine months ended June 30, 2005 related to the planned opening of our Norwood, Massachusetts and Sacramento, California campuses. We incurred pre-opening costs of approximately $1.3 million during the three months ended June 30, 2004 and $2.8 million for the nine months ended June 30, 2004 related to the opening of our Exton, Pennsylvania campus. The Norwood campus opened in June 2005 and the Exton campus opened in July 2004.
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
     Net cash from operations increased $10.4 million, or 24.8%, from $41.9 million to $52.3 million for the nine months ended June 30, 2004 and 2005, respectively. This increase was primarily attributable to increased net income, release of restricted cash and cash provided from accounts receivable and deferred tuition, partially offset by cash used in relation to prepaid expenses such as facility rent and advertising costs.

     Net cash used in investing activities increased $37.8 million from $12.1 million to $49.8 million for the nine months ended June 30, 2004 and 2005, respectively. This increase is primarily attributable to the purchase of U.S. Government bonds in the amount of $15.8 million and additional investment in property and equipment. Our U.S. Government bond investment is intended to be held to maturity and is used to collateralize our letter of credit issued to the Department of Education. Cash used for the purchase of property and equipment increased $22.1 million as compared to the nine months ended June 30, 2004 and is primarily attributable to the purchase of land and building for our Norwood, Massachusetts campus, totaling $12.6 million and the investment of approximately $8.0 million related to building improvements for this campus. Our Norwood, Massachusetts campus began classes in June 2005.
     Capital expenditures are expected to increase as we upgrade current equipment and expand facilities and open new facilities to meet increased student enrollments. In addition to the approximately $12.6 million real estate purchase in Norwood, Massachusetts, we have spent $8.0 million and expect to spend $4.0 million to complete the retrofit of the existing building. We expect to be able to fund these capital expenditures with cash on hand and cash generated from operations.
     Our strategy includes considering strategic acquisitions in the future. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue debt or additional equity securities.
     Net cash provided by financing activities increased $0.2 million from $2.0 million to $2.2 million for the nine months ended June 30, 2004 and 2005, respectively. This increase is primarily attributable to the proceeds received from the exercise of stock options. Cash provided for the nine months ended June 30, 2004 is primarily attributable to the net impact of receiving approximately $59.0 million of net cash from our initial public offering in December 2003 and the repayment of our then outstanding long term debt of approximately $31.5 million and the redemption of our remaining preferred stock and payment of accrued and unpaid dividends, together totaling approximately $25.5 million.
     On October 26, 2004, we entered into a new credit agreement with a bank for a revolving line of credit in the amount of $30.0 million and a standby letter of credit facility for up to $20.0 million. We have the option to issue letters of credit under the revolving line of credit, which reduces our borrowing ability, or under the standby letter of credit facility. The standby letter of credit facility is collateralized by an investment collateral account equal to the advance rate, as defined and dependent upon the underlying collateral investment. Effective November 1, 2004, we issued a letter of credit in favor of the Department of Education in the amount of $14.4 million which is collateralized by a $16.1 million investment held in marketable securities. The $14.4 million letter of credit replaces our previously issued $9.9 million letter of credit. The increase in the letter of credit is attributable to the increase in Title IV funds that we received during our 2003 fiscal year as a result of the growth in our average student enrollment. There were no outstanding borrowings under our revolving line of credit.
     Our new credit agreement contains various financial and non-financial covenants. The facility, among other things, requires us to comply with specified financial ratios and tests, restricts our ability to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent obligations, dispose of assets or stock of our subsidiaries and requires us to maintain any accreditation necessary for Title IV Program eligibility. At June 30, 2005, we were in compliance with these covenants.

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
Item 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     We received written notice from a third party that certain of our former employees had allegedly used the intellectual property assets of the third party in the development of our e-learning training products. We have participated in a mediation and in August 2005, reached a settlement regarding these claims. Under the terms of the settlement agreement, we will pay $500,000 within ten business days of the execution of the agreement. Under the settlement agreement, we have agreed, over a two year period, to purchase $3.6 million of courseware licenses that will expire no later than December 2010.
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

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: August 12, 2005	By:	/s/ Jennifer L. Haslip
Jennifer L. Haslip
Senior Vice President , Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
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