Form 10-K
period 2005-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2005-12-14
CIK 1261654

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

Commission File Number 1-31923

UNIVERSAL TECHNICAL INSTITUTE, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0226984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20410 North 19th Avenue, Suite 200 Phoenix, Arizona 85027 (Address of principal executive offices)	(623)445-9500 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.0001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐          No ☑
      As of December 12, 2005, 27,983,325 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2005) was approximately $803,431,700 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.
Documents Incorporated by Reference
      Portions of the proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part II (Item 5) and Part III of this Form 10-K.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2005

i

PART I

ITEM 1.	BUSINESS
Overview
      We are a leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians, as measured by total undergraduate enrollment and number of graduates. We offer undergraduate degree, diploma and certificate programs at ten campuses across the United States. We also offer manufacturer specific advanced training (MSAT) programs, that are sponsored by the manufacturer or dealer, at 20 dedicated training centers. For the twelve months ended September 30, 2005, our average undergraduate enrollments were 15,390 full-time students. We have provided technical education for over 40 years.
      We believe that the market for qualified service technicians is large and growing. In 2004, the U.S. Department of Labor estimated that there were approximately 803,000 working automotive technicians in the United States, and that this number was expected to increase by 16% from 2004 to 2014. Other 2004 estimates provided by the U.S. Department of Labor indicate that, from 2004 to 2014, the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair, are expected to increase by 14%, 10%, 14% and 15%, respectively. This increasing need for technicians is due to a variety of factors, including technological advancement in the industries our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service, as well as an aging and retiring workforce that generally requires training to keep up with technological advancements and maintain its technical competency. As a result of these factors, there will be an average of approximately 52,400 new job openings annually for new entrants from 2004 to 2014 in the fields we serve, according to data collected by the U.S. Department of Labor. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are increasingly outsourcing their training functions, seeking preferred education providers that can offer high quality curricula and that have a national presence to meet the employment and advanced training needs of their national dealer networks.
      We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. By staying current on the equipment and technology employed by OEMs, we are able to continuously refine and expand our programs and curricula. We believe that our industry-oriented educational philosophy and national presence have enabled us to develop valuable industry relationships that provide us with a significant competitive strength and support our market leadership. We are a primary, and often the sole, provider of manufacturer-based training programs pursuant to written agreements with various OEMs whereby we provide technician training programs using their vehicles, equipment, specialty tools and curricula. These OEMs include: Audi of America; American Honda Motor Co., Inc. for dealer training; BMW of North America, LLC; Ford Motor Co.; Harley-Davidson Motor Co.; International Truck and Engine Corp.; Jaguar Cars, Inc.; Kawasaki Motors Corp., U.S.A. for dealer training; Mercedes-Benz USA, LLC; Mercury Marine for dealer training; Porsche Cars of North America, Inc.; Toyota Motor Sales, U.S.A., Inc.; Volkswagen of America, Inc.; Volvo Cars of North America, Inc. and Volvo Penta of the Americas, Inc. In addition, we provide technician training elective programs pursuant to oral agreements with the following OEMs: American Honda Motor Co., Inc.; American Suzuki Motor Corp.; Kawasaki Motors Corp., U.S.A.; Mercury Marine and Yamaha Motor Corp., USA.
      Through our campus-based undergraduate programs, we offer specialized technical education under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). The majority of our undergraduate programs are designed to be completed in 12 to 18 months and culminate in an associate of occupational studies (AOS) degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $18,700 to $34,600 per program, primarily depending on the nature and length of the program. Upon completion of one of our automotive or diesel undergraduate programs, qualifying students have the opportunity to enroll in one of the manufacturer specific advanced training programs that we offer. These manufacturer programs are offered in a facility in which the OEM supplies the vehicles, equipment, specialty tools and curricula. Tuition for these advanced training programs is paid by each participating OEM or dealer in return for a commitment by the student to work for a dealer of that OEM upon graduation. We also provide continuing education and training to experienced technicians at our customers’ sites or in our training facilities.
Available Information
      Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (www.uticorp.com under the “Company Info — Investor Relations — SEC Filings” captions) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website. Information contained on our website is not a part of this Report.
      In Part II (Item 5) and Part III of this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2006 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or before January 14, 2006, our proxy statement for the 2006 Annual Meeting of Stockholders will be available on our website (www.uticorp.com) under the “Company Info — Investor Relations — SEC Filings” captions.
      Information relating to corporate governance at UTI, including our Code of Conduct for all of our employees and our Supplemental Code of Ethics for Chief Executive Officer and Senior Financial Officers, and information concerning Board Committees, including Committee charters, is available on our website at www.uticorp.com under the “Company Info — Investor Relations — Corporate Governance” captions. We will provide any of the foregoing information without charge upon written request to Universal Technical Institute, Inc., 20410 North 19th Avenue, Suite 200, Phoenix, Arizona 85027, Attention: Investor Relations.
Business Strategy
      Our goal is to maintain and strengthen our role as a leading provider of post-secondary technical education services. We intend to pursue the following strategies to attain this goal:

•	Open New Campuses. We continue to identify new markets that we believe will complement our established campus network and support further growth. We believe that there are a number of local markets, in regions where we do not currently have a campus, with both pools of interested prospective students and career opportunities for graduates. By establishing campuses in these locations, we believe that we will be able to supply skilled technicians to local employers, as well as provide educational opportunities for students otherwise unwilling or unable to relocate to acquire a post-secondary education. Additional locations will also provide us with an opportunity to provide update and advanced training to the existing workforces in the industries we serve.

In June 2005, we began offering training programs in automotive technology at our Norwood, Massachusetts campus. We also began offering training programs in automotive technology at our Sacramento, California campus’ temporary location in October 2005, and currently anticipate relocating to our planned permanent location in the summer of 2006.

•	Increase Recruitment and Marketing. Since our founding in 1965, we have grown our business and expanded our campus footprint to establish a national presence. Through the UTI, MMI and NTI brands, our undergraduate campuses and advanced training centers currently provide us with local representation covering several geographic regions across the United States. Supporting our campuses, we maintain a national recruiting network of approximately 255 education representatives who are able to identify, advise and enroll students from all 50 states. We plan to hire additional education

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

•	Seek Additional Industry Relationships. We work closely with OEMs to develop brand-specific education programs. Participating manufacturers typically assist us in developing course content and curricula, and provide us with equipment, specialty tools and parts at reduced prices or at no charge. Subject to employment commitments made by the student, the manufacturer or dealer pays the full tuition of each student enrolled in our advanced training programs. Our collaboration with OEMs enables us to provide highly specialized education to our students, resulting in improved employment opportunities and the potential for higher wages for graduates. We actively seek to develop new relationships with leading OEMs, dealership networks and other industry participants. Securing such relationships will enable us to further drive undergraduate enrollment growth, diversify funding sources and expand the scope and increase the number of the programs we offer. We believe that these relationships are also valuable to our industry partners since our programs provide them with a steady supply of highly trained service technicians and are a cost-effective alternative to in-house training. We also believe that these relationships will provide us additional incremental revenue opportunities from training OEMs’ existing employees.

We also offer training for other sectors of the industry such as motor freight companies, tier one suppliers and firms who employ skilled technicians and/or benefit from employees possessing the skills that we teach. The training may be performed at the customers’ sites, UTI sites or at third party locations using curricula developed by UTI or supplied by the customer and/or the OEM. These training relationships provide new sources of revenue, establish new employment opportunities for our graduates and enhance UTI’s position as a source of training expertise for the industry.

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

•	Expand Program Offerings. As the industries we serve become more technologically advanced, the requisite training for qualified technicians continues to increase. We continually work with our industry customers to expand and adapt our course offerings to meet their needs for skilled technicians. In fiscal year 2005, we introduced the BMW FastTrack automotive elective at our Avondale, Arizona and Rancho Cucamonga, California campuses. We also introduced the Ford FACT elective at our Exton, Pennsylvania campus. We have received approval to offer the Ford FACT elective at our Norwood, Massachusetts campus and the BMW Motorrad elective at the MMI motorcycle campus in Phoenix, Arizona.

•	Consider Strategic Acquisitions. We selectively consider acquisition opportunities that, among other factors, would complement our program offerings, benefit from our expertise and scale in marketing and administration and could be integrated into our existing operations.
Schools and Programs
      Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI).

The majority of our undergraduate programs are designed to be completed in 12 to 18 months and culminate in an associate of occupational studies degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $18,700 to $34,600 per program, primarily depending on the nature and length of the program. Undergraduate programs at nine of our campuses are accredited and eligible for federal Title IV student financial aid funding. The undergraduate programs offered at our Sacramento, California campus, which opened in October 2005, are not yet accredited and are not eligible to participate in Title IV financial aid funding. We submitted our accreditation application for our Sacramento, California campus with the Accrediting Commission of Career Schools and Colleges of Technology (ACCSCT) in October 2005 and are awaiting their response. Upon completion of one of our automotive or diesel undergraduate programs, qualifying students have the opportunity to enroll in one of our manufacturer specific advanced training programs. These programs are offered in facilities in which OEMs supply the vehicles, equipment, specialty tools and curricula. Tuition for the advanced training programs is paid by each participating OEM or dealer in return for a commitment by the student to work for a dealer of that OEM upon graduation. We also provide continuing education and training to experienced technicians.
      Our undergraduate schools and programs are summarized in the following table:

		Date Training
School	Location	Commenced	Principal Programs

UTI	Avondale, Arizona	1965	Automotive; Diesel & Industrial; Automotive/Diesel; Automotive/Diesel & Industrial; FlexTech
UTI	Houston, Texas	1983	Automotive; Diesel & Industrial; Automotive/Diesel; Automotive/Diesel & Industrial; Collision Repair and Refinishing
UTI	Glendale Heights, Illinois	1988	Automotive; Diesel & Industrial; Automotive/Diesel; Automotive/Diesel & Industrial
UTI	Rancho Cucamonga, California	1998	Automotive
UTI	Exton, Pennsylvania	2004	Automotive; Automotive/Diesel & Industrial(1)
UTI	Sacramento, California	2005	Automotive(2)
UTI	Norwood, Massachusetts	2005	Automotive
MMI	Phoenix, Arizona	1973	Motorcycle
MMI	Orlando, Florida	1986	Automotive; Motorcycle; Marine
NTI	Mooresville, North Carolina	2002	Automotive; Automotive with NASCAR

(1)	The Automotive/ Diesel & Industrial program began at our Exton, Pennsylvania campus during October 2005.

(2)	We began offering programs in automotive technology at our Sacramento, California campus’ temporary location during October 2005. We currently anticipate re-locating to our planned permanent location during the summer of 2006. Our permanent campus is planned to offer programs in Automotive; Diesel & Industrial; Automotive/ Diesel and Automotive/ Diesel & Industrial training, as well as Collision Repair and Refinishing Technology training.

Universal Technical Institute (UTI)
      UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are master certified by the National Automotive Technicians Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE). Currently, our Exton, Pennsylvania, Norwood, Massa-

chusetts and Sacramento, California campuses and our FlexTech program are not NATEF certified. In order to apply for NATEF certification, a school must meet the ASE curriculum requirements and have also graduated its first class. Our Exton, Pennsylvania campus that has graduated its first class, has applied for certification and is now awaiting approval. Our new Norwood, Massachusetts and Sacramento, California campuses have not held their first graduation. Due to its blended format and abbreviated curriculum, our FlexTech program does not currently meet the program requirements for NATEF certification. All UTI programs, with the exception of those offered at our Sacramento, California campus, are accredited and culminate in an associate of occupational studies degree (AOS), diploma or certificate, depending on the program and campus. Students also have the option to enhance their training through the Ford Accelerated Credential Training (FACT) elective at each of our UTI campuses, except our Orlando, Florida and Sacramento, California campuses. In addition, we offer the Toyota Professional Automotive Technician (TPAT) elective at our Glendale Heights, Illinois campus, the Toyota Professional Collision Training (TPCT) elective at our Houston, Texas campus, and the BMW FastTrack elective at our Rancho Cucamonga, California and Avondale, Arizona campuses.

•	Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. The program ranges from 51 to 88 weeks in duration, and tuition ranges from approximately $21,500 to $30,700. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments.

•	Diesel & Industrial Technology. Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. The program is 45 weeks in duration and tuition ranges from approximately $20,100 to $20,700. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•	Automotive/ Diesel Technology. Established in 1970, the Automotive/ Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. The program ranges from 69 to 84 weeks in duration and tuition ranges from approximately $26,500 to $33,200. Graduates of this program typically can work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships.

•	Automotive/ Diesel & Industrial Technology. Established in 1970, the Automotive/ Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 90 weeks in duration and tuition ranges from approximately $27,600 to $34,400. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including material handling, construction, transport refrigeration or farming.

•	Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program teaches students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program is from 54 to 57 weeks in duration and tuition ranges from approximately $23,300 to $24,400. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•	Motorcycle. Established in 1973, this MMI program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 57 to 81 weeks in duration and tuition ranges from approximately $18,700 to $25,500. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by six major motorcycle manufacturers. We have written agreements with BMW of North America, LLC and Harley-Davidson Motor Co. In addition, we have oral understandings relating to motorcycle elective programs with American Honda Motor Co., Inc., American Suzuki Motor Corp., Kawasaki Motors Corp., U.S.A. and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co., Inc., Harley-Davidson Motor Co. and Kawasaki Motors Corp., U.S.A. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting our course development, equipment and product donation, and instructor training. The oral understandings referenced may be terminated without cause by either party at any time.

•	Marine. Established in 1991, this MMI program is designed to teach students how to diagnose, service and repair boats and personal watercraft. The program is 60 weeks in duration and tuition is approximately $22,000. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers. We have oral agreements relating to marine elective programs with American Honda Motor Co., Inc., Mercury Marine, American Suzuki Motor Corp. and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co. Inc., Kawasaki Motors Corp., U.S.A., Mercury Marine and Volvo Penta of the Americas, Inc. These marine manufacturers support us through their endorsement of our curricula content, assisting our course development, equipment and product donation, and instructor training. The oral understandings referenced may be terminated without cause by either party at any time.

•	Automotive. Established in July 2004, this MMI program is designed to teach students how to diagnose, service and repair automobiles. The program is 51 weeks in duration and the tuition is approximately $22,200. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments.

NASCAR Technical Institute (NTI)
      Established in 2002, NTI offers the same type of automotive training as UTI, but with additional NASCAR-specific courses. In addition to the training received in our Automotive Technology program, students are able to learn first-hand with NASCAR engines and equipment and to learn specific skills required for entry-level positions in NASCAR-related career opportunities. The program ranges from 48 to 78 weeks in duration and tuition ranges from $23,600 to $34,600. Similar to graduates of the Automotive Technology program, NTI graduates are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. A small percentage of these graduates may have the opportunity to work as technicians on NASCAR teams.

Manufacturer Specific Advanced Training Programs
      Our advanced programs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive program may apply to be selected for these programs. The programs range from 12 to 27 weeks in duration, and tuition is paid by the manufacturer or dealer, subject to employment commitments made by the student. The manufacturer also supplies equipment for the courses. Pursuant to written agreements, we offer manufacturer specific advanced training programs for the following OEMs: Audi of America; BMW of North America, LLC; International Truck and Engine Corp.; Jaguar Cars, Inc.; Mercedes-Benz USA, LLC; Porsche Cars of North America, Inc.; Volkswagen of America, Inc.; and Volvo Cars of North America, Inc.

•	Audi and Volkswagen. We have a written agreement with Audi of America and Volkswagen of America, Inc. whereby we provide Audi Academy training programs at our Avondale, Arizona and Allentown, Pennsylvania training facilities using tools, equipment and vehicles provided by Audi. In addition, we provide Volkswagen Academy Technician Recruitment Program (VATRP) training at our Rancho Cucamonga, California, Glendale Heights, Illinois and Allentown, Pennsylvania training facilities using tools, equipment and vehicles provided by Volkswagen. This agreement expires on December 31, 2006 and may be terminated for cause by either party.

•	BMW. We have a written agreement with BMW of North America, LLC whereby we provide BMW’s Service Technician Education Program (STEP) at our Avondale, Arizona, Orlando, Florida, Upper Saddle River, New Jersey, Houston, Texas and Rancho Cucamonga, California training facilities using tools, equipment and vehicles provided by BMW. This agreement expires on December 31, 2008, and may be terminated for cause by either party. This agreement is not exclusive. However, BMW may not enter into a similar agreement with any other institution that would conduct such a program within 100 miles of an existing UTI program; and we may not provide manufacturer-specific training for any other automotive manufacturer at our BMW training facilities.

•	International Truck. We have a written agreement with International Truck and Engine Corp. whereby we provide the International Technician Education Program (ITEP) training program at our training facility in Carol Stream, Illinois using tools, equipment and vehicles provided by International Truck. This agreement expires on December 31, 2008 and may be terminated without cause by either party upon 180 days written notice.

•	Jaguar. We have a written agreement with Jaguar Cars, Inc. whereby we provide the Professional Automotive Career Education (PACE) training program at our training facility in Orlando, Florida using tools, equipment and vehicles provided by Jaguar. This agreement expires on May 31, 2006 and may be terminated for cause by either party. This agreement is not exclusive, though Jaguar may not enter into a similar agreement with any other institution that would conduct a program within 100 miles of an existing UTI program. Due to various market factors and other priorities in Jaguar’s business strategy, Jaguar has elected to discontinue the PACE program following the graduation of the last scheduled PACE class in September 2006.

•	Mercedes-Benz. We have a written agreement with Mercedes-Benz USA, LLC whereby we provide the Mercedes-Benz ELITE training program at our Rancho Cucamonga, California, Houston, Texas, Orlando, Florida and Glendale Heights, Illinois campuses as well as our training center in Allentown, Pennsylvania using tools, equipment and vehicles provided by Mercedes-Benz. We also provide the Mercedes-Benz ELITE Collision Repair Training (CRT) program at our Houston, Texas facility. The agreement expires on December 31, 2008. The agreement is not exclusive and may be terminated at any time upon 60 days written notice.

•	Porsche. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program (PTAP) at a Porsche Training Center in Atlanta, Georgia using tools, equipment and vehicles provided by Porsche. This agreement expires on September 30, 2006, is exclusive of all other institutions and may be terminated without cause by Porsche upon 30 days written notice.

•	Volvo. We have a written agreement with Volvo Cars of North America, Inc. whereby we conduct Volvo’s Service Automotive Factory Education (SAFE) program training at our campuses in Glendale Heights, Illinois and Avondale, Arizona using training and course materials approved by Volvo and training vehicles and tools provided by Volvo. This agreement expires on October 31, 2006 and may be terminated by Volvo prior to the expiration date, provided that Volvo would compensate us for all ongoing SAFE classes at the time of such early termination.

Dealer Training
      Technicians in all of the industries we serve are in regular need of training or certification on new technologies. Increasingly, manufacturers are outsourcing a portion of this training to education providers such as our company. We currently provide dealer technician training to manufacturers such as: American Honda Motor Co., Inc.; BMW of North America, LLC; Harley-Davidson Motor Co.; Kawasaki Motors Corp.

U.S.A.; Mercedes-Benz USA, LLC; Mercury Marine; Volkswagen of America, Inc. and Volvo Penta of the Americas, Inc.
Industry Relationships
      We have a network of industry relationships that provide a wide range of strategic and financial benefits, including product/financial support, licensing and manufacturer training.

•	Product/ Financial Support. Product/financial support is an integral component of our business strategy and is present throughout our schools. In these relationships, sponsors provide their products, including equipment and supplies, at reduced or no cost to us in return for our use of those products in the classroom. In addition, they may provide financial sponsorship to either us or our students. Product/financial support is an attractive marketing channel for sponsors because our classrooms provide them with early access to the future end-users of their products. As students become familiar with a manufacturer’s products during training, they may be more likely to continue to use the same products upon graduation. Our product support relationships allow us to minimize the equipment and supply costs in each of our classrooms and significantly reduce the capital outlay necessary for operating and equipping our campuses.
      An example of a product/financial support relationship is:

•	Snap-on Tools. At various stages in our undergraduate programs, students receive a Snap-on Tools entry-level tool set having an approximate retail value of $1,000. We purchase these tool sets from Snap-on Tools at a discount from their list price pursuant to a written agreement. This agreement expires in January 2009. In the context of this relationship, we have granted Snap-on Tools exclusive access to our campuses to display advertising, and we have agreed to use Snap-on Tools equipment to train our students. We receive credits from Snap-on Tools for student tool kits that we purchase and any additional purchases made by our students. We can then redeem those credits to purchase Snap-on Tools equipment and tools for our campuses at the full retail list price.

•	Licensing. Licensing encompasses our affiliation with key industry brands. We pay a licensing fee and, in return, receive the right to use a particular industry participant’s name or logo in our promotional materials and on our campuses. We believe that our current and potential students generally identify favorably with the recognized brand names licensed to us, enhancing our reputation and the effectiveness of our marketing efforts.
      An example of a licensing arrangement is:

•	NASCAR. In July 1999, we entered into a licensing arrangement with NASCAR and became its exclusive education provider for automotive technicians. This written agreement expires on June 30, 2007 and may be terminated for cause by either party at any time prior to its expiration. In July 2002, the NASCAR Technical Institute opened in Mooresville, North Carolina. This relationship provides us with access to the network of NASCAR sponsors, presenting us with the opportunity to enhance our product support relationships. The popular NASCAR brand name combined with the opportunity to learn on high-performance cars is a powerful recruiting and retention tool for a broad group of potential students.

•	Manufacturer Training. Manufacturer training relationships provide benefits to us that impact each of our education programs. These relationships support entry-level training tailored to the needs of a specific manufacturer, as well as continuing education and training of experienced technicians. In our entry-level programs, students receive training and certification on a given manufacturer’s products. In return, the manufacturer supplies equipment, specialty tools and parts, and assistance in developing curricula. Students who receive this training are often certified to work on that manufacturer’s products when they complete the program. The certification typically leads to both improved employment opportunities and the potential for higher wages. Manufacturer training relationships lower the capital investment necessary to equip our classrooms and provide us with a significant marketing advantage. In addition, through these relationships, manufacturers are able to increase the pool of skilled resources available to service and repair their products.

We actively seek to extend our relationship with a given manufacturer by providing the manufacturer’s training to entry level as well as experienced technicians. Like the advanced training, these programs are built on a training relationship under which the manufacturer not only provides the equipment and curricula but also pays for the students’ tuition. These training courses often take place within our existing facilities, allowing the manufacturer to avoid the costs associated with establishing its own dedicated facility.
      Examples of manufacturer training relationships include:

•	American Honda Motor Co., Inc. We provide marine and motorcycle training for experienced American Honda technicians utilizing training materials and curricula provided by American Honda. Pursuant to written agreements, our instructors provide motorcycle and marine dealer training at American Honda-authorized training centers across the United States. The marine dealer training agreement expires on June 30, 2006 and the motorcycle dealer training agreement expires on October 31, 2007. These agreements may be terminated for cause by American Honda at any time prior to their expiration. Pursuant to oral agreements, we oversee the administration of the motorcycle training program, including technician enrollment and American Honda Motor Co., Inc. supports our campus training program called HonTech® by donating equipment and providing curricula.

•	Ford Motor Company. Pursuant to a written agreement, we offer the Ford Accelerated Credential Training (FACT) elective, to all of the students in our Automotive, Automotive/ Diesel, Automotive/ Diesel & Industrial and Automotive with NASCAR programs, with the exception of those students enrolled at our Orlando, Florida and Sacramento, California campuses where the FACT training has not yet been implemented. The FACT elective is a 15-week course in Ford-specific training, during which students are able to earn Ford certifications. Ford Motor Company provides the curriculum, vehicles, specialty equipment and other training aids used for this elective. This agreement has an indefinite term and may be terminated without cause by either party upon six months written notice.

•	Mercedes-Benz USA, LLC. Pursuant to a written agreement, we offer the Mercedes-Benz ELITE training program. This 16-week advanced training program enables students to earn Mercedes-Benz training credits in service maintenance, diagnosis and repair of most Mercedes-Benz vehicle systems. Graduates of UTI’s Automotive and Automotive/ Diesel programs may apply for acceptance into the Mercedes-Benz ELITE training program. Tuition for the program is paid by the manufacturer. All curricula, vehicles, specialty tools and training aids are provided by Mercedes-Benz. This agreement expires on December 31, 2008 and may be terminated without cause by Mercedes-Benz upon 60 days written notice. Pursuant to an addendum to our agreement with Mercedes-Benz that expires on December 31, 2008, we renewed the Mercedes-Benz ELITE training program for graduates of the CRRT program. In addition, we provide training for Mercedes-Benz factory technicians on a regular basis at our Houston, Texas campus. We also conduct Mercedes-Benz Service Advisor training at the Mercedes-Benz ELITE site at our Glendale Heights, Illinois campus and Mercedes-Benz Sales Consultant training at the Mercedes-Benz ELITE site at our Rancho Cucamonga, California campus.

•	Toyota. We have a written agreement with Toyota Motor Sales, U.S.A., Inc. to offer the Toyota Professional Automotive Technician (TPAT) program, a Toyota and Lexus brand-specific training program at the Glendale Heights, Illinois campus. The program uses training and course materials as well as training vehicles and equipment provided by Toyota. This agreement expires on March 31, 2008 and may be terminated without cause by either party upon 30 days written notice, provided that TPAT training courses for enrolled students will continue to completion.

Student Recruitment Model
      We strive to increase our school enrollment and profitability through a dual pronged sales and marketing effort designed to maximize market penetration. Our strategy is to recruit a geographically dispersed and demographically diverse student body, including both recent high school graduates and adults. Due to the diverse backgrounds and locations of students who attend our schools, we utilize a variety of marketing techniques to recruit applicants to our programs, including:

•	Field-Based Representatives. Our field-based education representatives recruit prospective students from high schools across the country. Over the last three fiscal years, approximately 60% of our student population has been recruited directly out of high school. Currently, we have approximately 165 field-based education representatives with assigned territories covering the United States and U.S. territories. Our field-based education representatives recruit students by making career presentations at high schools and direct presentations at the homes of prospective students.

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

•	Campus-Based Representatives. In addition to our field-based education representatives, we employ campus-based representatives to recruit students. These representatives respond to targeted marketing leads and inbound inquiries to directly recruit new students — typically adults returning to school — from anywhere across the United States. Currently, we have approximately 90 campus-based education representatives. Since working adults tend to start our programs throughout the year instead of in the fall as is most typical of traditional school calendars, these students help balance our enrollment throughout the year.

•	Marketing and Advertising. We make use of multiple direct and indirect marketing, advertising and internet channels aimed at prompting enthusiasts and underemployed or unemployed prospective students to contact us. We select various advertising and internet methods on a national, regional and local basis to target enrollments at our campuses. We utilize television advertising on national cable networks such as Speed Channel, Fox Sports Net, Spike TV and Outdoor Life Network, as well as on local stations. We advertise in both national and regional automotive and motorcycle enthusiast publications, including Harley-Davidson’s enthusiast publication which has a circulation of over 1,100,000. We also employ direct mailings and maintain a proprietary database that enables us to target both high school students and working adults throughout the year.
Student Admissions and Retention
      We currently employ approximately 255 field- and campus-based education representatives who work directly with prospective students to facilitate the enrollment process. At each campus, student admissions are overseen by an admissions department that reviews each application. Different programs have varying admissions standards. For example, applicants for programs offered at our Avondale location, which offers an associate of occupational studies (AOS) degree, must be at least 16 years of age and provide proof of either: high school graduation (or its equivalent); certification of high school equivalency (G.E.D.); successful completion of a degree program at the post-secondary level; or successful completion of home schooling. Students who present a diploma or certificate evidencing completion of home schooling or an online high school program will be required to take and pass an entrance exam. Applicants at all other locations must meet the same requirements, or be at least 21 years of age and have the ability to benefit from the training as demonstrated by personal interviews and performance on the Wonderlic Scholastic Level Exam. Students enrolling at UTI campuses in California are required by state law to complete and achieve a passing score on an entrance exam prior to being accepted into a program.

      To maximize student persistence, we have student services professionals and other resources to assist and advise students regarding academic, financial, personal and employment matters. Our consolidated student completion rate is approximately 70%, which we believe compares favorably with the student completion rates of other providers of comparable educational/training programs.
Enrollment
      We enroll students throughout the year. For the twelve months ended September 30, 2005, we had an average enrollment of 15,390 full-time undergraduate students, representing an increase of approximately 17.7% as compared to the twelve months ended September 30, 2004, making us the largest provider of post-secondary education in our fields of study in the United States. Currently, our student body is geographically diverse, with a majority of our students at most campuses having relocated to attend our programs. For the twelve months ended September 30, 2003, 2004 and 2005, we had average undergraduate enrollments of 10,568, 13,076 and 15,390 full-time undergraduate students, respectively.
Graduate Placement
      We believe that securing employment for our graduates is critical to our ability to attract high quality prospective students. In addition, high placement rates are directly correlated to low student loan default rates, an important requirement for continuing participation in Title IV federal funding programs. Accordingly, we dedicate significant resources to maintaining an efficient graduate placement program. Our placement rate for fiscal year 2004 was 89%. Our placement rate for fiscal year 2003 was 87%. Our schools develop job opportunities and referrals. During the course of each program, students receive instruction on job search and interviewing skills and have access to reference materials and assistance with the composition of resumes.
      Employers may participate in the Tuition Reimbursement Incentive Program (TRIP), whereby employers of our graduates make some or all of the graduates’ monthly student loan payments for as long as they employ the graduate or until the loan is paid in full, whichever is earlier. We believe that TRIP provides us with a more compelling value proposition to prospective students and further enhances our employment relationships for our graduates.
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
      Each school’s support team includes a school director, a director of graduate placement, an education director, a director of student services, a financial-aid director, a division controller and a director of admissions. As of September 30, 2005, we had approximately 2,300 full-time employees, including approximately 560 student support employees and approximately 940 full-time instructors.
      Our employees are not represented by labor unions and are not subject to collective bargaining agreements. We have never experienced a work stoppage, and we believe that we have a good relationship with our employees. However, as we open or acquire campuses in new geographic areas, we may encounter employees who desire or maintain union representation.
Competition
      The career-oriented school industry is highly fragmented, with no one provider or public institution controlling a significant market share. Generally, there is limited direct competition between career-oriented schools and traditional four-year colleges or universities. Our main competitors are traditional two-year junior and community colleges and other proprietary career-oriented and technical schools, including Lincoln Technical Institute, a wholly-owned subsidiary of Lincoln Educational Services Corporation, and Wyoming Technical Institute, which is owned by Corinthian Colleges, Inc. We compete at a local and regional level based primarily on the content, visibility and accessibility of academic programs, the quality of instruction and the time necessary to enter the workforce. We believe that we are superior to our competitors in size, industry relationships, brand, reputation and recruiting capability.
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
Regulatory Environment
      Our schools and students participate in a variety of government-sponsored financial aid programs to assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education or ED. In our 2005 fiscal year, we derived approximately 70% of our net revenues from Title IV Programs.
      To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED, and be certified as an eligible institution by ED. For these reasons, our schools are subject to extensive regulatory requirements imposed by all of these entities.
State Authorization
      Each of our schools must be authorized by the applicable state education agency of the state in which the school is located to operate and to grant degrees, diplomas or certificates to its students. Our schools are subject to extensive, ongoing regulation by each of these states. State authorization is also required for an institution to become and remain eligible to participate in Title IV Programs. In addition, our schools are required to be authorized by the applicable state education agencies of certain other states in which our schools recruit students. Currently, each of our schools is authorized by the applicable state education agency or agencies. Our Sacramento, California campus has received temporary approval to operate pending a site visit by the California Bureau for Private Postsecondary Vocational Education; that visit is scheduled for April 2006.
      The level of regulatory oversight varies substantially from state to state, and is very extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by ED, and some states require schools to post a surety bond. Currently, we have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $12.4 million. We believe that each of our schools is in substantial compliance with state education agency requirements. If any one of our schools lost its authorization from the education agency of the state in which the school is located, that school would be unable to offer its programs and we could be forced to close that school. If one of our schools lost its authorization from a state other than the state in which the school is located, that school would not be able to recruit students in that state.
      Due to state budget constraints in some of the states in which we operate, such as Illinois, Texas and California, it is possible that those states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs, a change of control or the hiring or placement of new education representatives, could prevent us from making or delay our ability to make such changes.
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
      Accreditation by an accrediting commission recognized by ED is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. With the exception of our Sacramento, California campus, all of our schools are accredited by the Accrediting Commission of Career Schools and Colleges of Technology, or ACCSCT, an accrediting commission recognized by ED. With the exception of our NASCAR Technical Institute (NTI), our Exton, Pennsylvania campus and our Norwood, Massachusetts campus, all of our campuses are on the same accreditation cycle, having achieved a five-year grant of accreditation in February 2004. NTI received a five-year grant of accreditation in December 2003, our Exton, Pennsylvania campus received its initial two-year grant of accreditation in October 2004 and our Norwood, Massachusetts campus received its initial two-year grant of accreditation in July 2005. Our Sacramento, California campus submitted its accreditation application to ACCSCT in October 2005 and is awaiting action by ACCSCT. We believe that each of our schools is in substantial compliance with ACCSCT accreditation standards. If any one of our schools lost its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school. An accrediting commission may place a school on “reporting status” to monitor one or more specified areas of performance in relation to the accreditation standards. A school placed on reporting status is required to report periodically to the accrediting commission on that school’s performance in the area or areas specified by the commission.
Nature of Federal and State Support for Post-Secondary Education
      The federal government provides a substantial part of its support for post-secondary education through Title IV Programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by ED. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and make timely progress toward completion of their program of study. In addition, each school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.
      Students at our schools receive grants and loans to fund their education under the following Title IV Programs: (1) the Federal Family Education Loan, or FFEL, program, (2) the Federal Pell Grant, or Pell, program, (3) the Federal Supplemental Educational Opportunity Grant, or FSEOG, program, and (4) the Federal Perkins Loan, or Perkins, program.
      FFEL. Under the FFEL program, banks and other lending institutions make loans to students or their parents. If a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by ED. Students with financial need qualify for interest subsidies while in school and during grace periods. In our 2005 fiscal year, we derived more than 60% of our net revenues from the FFEL program.
      Pell. Under the Pell program, ED makes grants to students who demonstrate financial need. In our 2005 fiscal year, we derived approximately 8% of our net revenues from the Pell program.
      FSEOG. FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. We are required to provide funding for 25% of all awards made under this program. In our 2005 fiscal year, we derived less than 1% of our net revenues from the FSEOG program.
      Perkins. Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the school’s revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the federal award year that extends from July 1, 2005 through June 30, 2006, ED will not disburse any new federal funds to any schools for Perkins loans due to federal appropriations limitations, but schools may continue to make new Perkins loans to students out of their existing revolving accounts. In our 2005 fiscal year, we derived less than 1% of our net revenues from the Perkins program.
      Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs and under the Workforce Investment Act. In addition, many states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. Several states that provide financial aid to our students, including California, are facing significant budgetary constraints. We believe that the overall level of state financial aid for our students may decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last.
Regulation of Federal Student Financial Aid Programs
      To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as eligible by ED. ED will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. All of our schools are certified to participate in Title IV Programs, except for our Sacramento, California campus, at which we began offering training programs in October 2005.
      ED’s Title IV Program standards are applied primarily on an institutional basis, with an institution defined by ED as a main campus and its additional locations, if any. Under this definition, for ED purposes, we presently have the following three institutions:

•	Universal Technical Institute of Arizona, Inc.
           Main campus: Universal Technical Institute, Avondale, Arizona
           Additional locations: Universal Technical Institute, Glendale Heights, Illinois
                                              Universal Technical Institute, Rancho Cucamonga, California
                                              NASCAR Technical Institute, Mooresville, North Carolina
                                              Universal Technical Institute, Norwood, Massachusetts

•	Universal Technical Institute of Phoenix, Inc.

Main campus:	Universal Technical Institute, Motorcycle Mechanics Institute division, Phoenix, Arizona
              Additional location: Universal Technical Institute, Orlando, Florida

Divisions:	Motorcycle Mechanics Institute, Orlando, Florida
                                   Marine Mechanics Institute, Orlando, Florida
                                   Automotive, Orlando, Florida

•	Universal Technical Institute of Texas, Inc.

Main campus:	Universal Technical Institute, Houston, Texas
             Additional location: Universal Technical Institute, Exton, Pennsylvania
      We intend to apply to ED for certification of our new Sacramento, California campus to participate in Title IV Programs as an additional location of our Universal Technical Institute, Motorcycle Mechanics Institute division in Phoenix, Arizona, upon receipt of accreditation of the Sacramento, California campus.
      The substantial amount of federal funds disbursed through Title IV Programs, the large number of students and institutions participating in those programs and instances of fraud and abuse by some schools and students in the past have caused Congress to require ED to increase its level of regulatory oversight. Accrediting commissions and state education agencies also have responsibility for overseeing compliance of institutions with Title IV Program requirements. As a result, each of our institutions is subject to detailed oversight and review, and must comply with a complex framework of laws and regulations. Because ED periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how the Title IV Program requirements will be applied in all circumstances.
      Significant factors relating to Title IV Programs that could adversely affect us include the following:
      Congressional Action. Political and budgetary concerns significantly affect Title IV Programs. Congress must reauthorize the Higher Education Act approximately every six years, which last occurred in 1998. Congress has temporarily extended the current provisions of the Higher Education Act, pending completion of the formal reauthorization process. In 2005, the Senate and the education committee of the House of Representatives reported bills with many differing provisions, and final congressional action is not expected to occur until 2006. We believe that this reauthorization will likely result in numerous changes to the Higher Education Act. At this time, we cannot determine what changes Congress will ultimately make, as each version of the bill is different and additional amendments to the pending bills are likely.
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
      The “90/10 Rule.” A proprietary institution, such as each of our institutions, loses its eligibility to participate in Title IV Programs if, on a cash accounting basis, it derives more than 90% of its revenue, as defined pursuant to applicable ED regulations, for any fiscal year from Title IV Programs. Any institution that violates this rule becomes ineligible to participate in Title IV Programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and is unable to apply to regain its eligibility until the next fiscal year. If one of our institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

      We have calculated that, for each of our 2003, 2004 and 2005 fiscal years, none of our institutions derived more than 80.5% of its revenue from Title IV Programs for any fiscal year. For our 2005 fiscal year, our institutions’ 90/10 Rule percentages ranged from 72.9% to 77.4%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenue from Title IV Programs for any fiscal year.
      Student Loan Defaults. An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution’s current and former students default on their federal student loans exceed specified percentages. ED calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. ED calculates an institution’s cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. An institution whose FFEL cohort default rate is 25% or greater for three consecutive federal fiscal years ending September 30 loses eligibility to participate in the FFEL and Pell programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose FFEL cohort default rate for any single federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated by ED.
      None of our institutions has had an FFEL cohort default rate of 25% or greater for any of the federal fiscal years 2001, 2002 and 2003, the three most recent years for which ED has published such rates. The following table sets forth the FFEL cohort default rates for our institutions for those years.

	FFEL Cohort Default Rate

Institution	2001	2002	2003

Universal Technical Institute of Arizona, Inc.	4.4%	7.5%	5.9%
Universal Technical Institute of Phoenix, Inc.	5.9%	7.4%	6.9%
Universal Technical Institute of Texas, Inc.	8.1%	11.2%	10.0%
      An institution whose cohort default rate under the FFEL program is 25% or greater for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins program exceeds 15% for any federal award year (the twelve-month period from July 1 through June 30), may be placed on provisional certification status by ED for up to four years. In recertifying all of our institutions for continued participation in Title IV Programs in July 2003, ED did not place any of our institutions on provisional certification for their FFEL or Perkins cohort default rates. All of our institutions have Perkins cohort default rates less than 15% for students who were scheduled to begin repayment in the federal award year ended June 30, 2003, the most recent federal award year for which ED has published such rates.
      An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years for this reason. For the federal award year ended June 30, 2006, ED will not disburse any new federal funds to any schools for Perkins loans due to federal appropriations limitations. In our 2005 fiscal year, we derived less than 1% of our net revenues from the Perkins program.
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
      ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc., as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party.
      Based on its review of the financial statements of Universal Technical Institute, Inc. for fiscal years 1999 through 2003, ED found that we did not have a composite score of 1.5 or higher, and we were required to post a letter of credit on behalf of our institutions in favor of ED. As of the end our 2005 fiscal year, the amount of our letter of credit was $14.4 million. In addition, we were required to accept provisional certification and comply with additional ED reporting and monitoring procedures, including the submission of monthly financial and performance reports to ED. Based on its review of the financial statements of Universal Technical Institute, Inc. for our 2004 fiscal year, ED found that our composite score satisfied the 1.5 threshold. During October 2005, we were notified by ED that our letter of credit was no longer required. Upon the release of the letter of credit, our restricted investment balance of approximately $16.2 million to secure the letter of credit became available for general corporate use. With the exception of our Sacramento, California campus that is not certified to participate in Title IV Programs, all of our institutions remain provisionally certified and continue to be required to credit their students’ accounts before requesting and receiving Title IV Program funds on behalf of their students. Two of our institutions are required to file additional reports with ED regarding their receipt of Title IV Program funds.
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
      If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample of students for whom refunds should have been made, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution’s previous fiscal year. Our fiscal year 2004 and 2005 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.
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
      Change of Control. In addition to school acquisitions, other types of transactions can also cause a change of control. ED, most state education agencies and our accrediting commission all have standards pertaining to the change of control of schools, but these standards are not uniform. ED’s regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. With respect to a publicly-traded corporation, such as us, ED regulations provide that a change of control occurs in one of two ways: (a) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control or (b) if the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. These change of control standards are subject to interpretation by ED. Most of the states and our accrediting commission include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected school to reaffirm its state authorization and accreditation. The requirements to obtain such reaffirmation from the states and our accrediting commission vary widely.
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
      Opening Additional Schools and Adding Educational Programs. For-profit educational institutions must be authorized by their state education agencies and be fully operational for two years before applying to ED to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without regard to the two-year requirement, if such additional location satisfies all other applicable ED eligibility requirements. Our expansion plans are based, in part, on our ability to open new schools as additional locations of our existing institutions and take into account ED’s approval requirements. Currently, all of our campuses are eligible to offer Title IV Program funding, with the exception of our Sacramento, California campus, which is awaiting accreditation approval. Upon approval, we intend to apply for Title IV Program eligibility for our Sacramento, California campus as an additional location of our Universal Technical Institute, Motorcycle Mechanics Institute division in Phoenix, Arizona.

      A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, an institution that is eligible to participate in Title IV Programs may add a new educational program without ED approval if that new program leads to an associate level or higher degree and the institution already offers programs at that level, or if that program meets minimum length requirements and prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution. If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools. We do not believe that current ED regulations will create significant obstacles to our plans to add new programs.
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
      Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments. An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. ED published regulations in 2002 to attempt to clarify this law, but the regulations do not establish clear criteria for compliance in all circumstances, and ED has announced that it will no longer review and approve individual schools’ compensation plans. Nonetheless, we believe that our current compensation plans are in compliance with the Higher Education Act and ED’s regulations, although we cannot assure you that ED will not find deficiencies in our compensation plans.
      Eligibility and Certification Procedures. Each institution must apply to ED for continued certification to participate in Title IV Programs at least every six years, or when it undergoes a change of control. Further, an institution may come under ED review when it expands its activities in certain ways, such as opening an additional location or raising the highest academic credential it offers. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. ED may withdraw an institution’s provisional certification without advance notice if ED determines that the institution is not fulfilling all material requirements. In addition, ED may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. Provisional certification does not otherwise limit an institution’s access to Title IV Program funds.
      All of our existing institutions were recertified by ED in July 2003 for continued participation in Title IV Programs through June 2006. All of the recertifications were on a provisional basis, based on our composite score at the parent company level under ED’s financial responsibility formula.

      Compliance with Regulatory Standards and Effect of Regulatory Violations. Our schools are subject to audits and program compliance reviews by various external agencies, including ED, ED’s Office of Inspector General, state education agencies, student loan guaranty agencies, the U.S. Department of Veterans Affairs and our accrediting commission. Each of our institutions’ administration of Title IV Program funds must also be audited annually by an independent accounting firm, and the resulting audit report submitted to ED for review. If ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or ED’s regulations, that institution could be required to repay such funds and could be assessed an administrative fine. ED could also transfer the institution to the reimbursement system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving reimbursement of such funds from ED. Violations of Title IV Program requirements could also subject us or our schools to other civil and criminal penalties.
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
      Predominant Use of One Lender and One Guaranty Agency. Our students have traditionally received their FFEL student loans from a limited number of lending institutions. For example, in our 2005 fiscal year, one lending institution, Sallie Mae, provided more than 95% of the FFEL loans that our students received. In addition, in our 2005 fiscal year, one student loan guaranty agency, EdFund, guaranteed more than 95% of the FFEL loans made to our students. Sallie Mae and EdFund are among the largest student loan lending institutions and guaranty agencies, respectively, in the United States in terms of loan volume. We do not believe that either one intends to withdraw from the student loan field or reduce the volume of loans it makes or guarantees in the near future. If loans by our primary lender or guarantees by our primary guaranty agency were significantly reduced or no longer available, we believe that we would be able to identify other lenders and guarantors to make and guarantee those loans for our students because the student loan industry is highly competitive and we are frequently approached by other lenders and guarantors seeking our business. If we were not able to timely identify other lenders and guarantors to make and guarantee those loans for our students, that could delay our students’ receipt of their loans, extend our tuition collection cycle and reduce our student population and net revenues.
Cautionary Factors That May Affect Future Results
      Cautionary Statements Under the Private Securities Litigation Reform Act of 1995:
      Our disclosure and analysis in this 2005 Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.
      We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.
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
      In our 2005 fiscal year, we derived approximately 70% of our net revenues from federal student financial aid programs, referred to in this report as Title IV Programs, administered by the U.S. Department of Education, or ED. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our undergraduate schools are subject to extensive regulation by the state education agencies, our accrediting commission and ED. These regulatory requirements cover the vast majority of our operations, including our undergraduate educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new, or expand our existing, undergraduate educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an institution defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state education agencies, our accrediting commission and ED periodically revise their requirements and modify their interpretations of existing requirements.
      If our schools failed to comply with any of these regulatory requirements, our regulatory agencies could impose monetary penalties, place limitations on our schools’ operations, terminate our schools’ ability to grant degrees, diplomas and certificates, revoke our schools’ accreditation or terminate their eligibility to receive Title IV Program funds, each of which could adversely affect our financial condition and results of operations and impose significant operating restrictions upon us. In addition, the loss by any of our institutions of its accreditation necessary for Title IV Program eligibility, or the loss of any such institution’s eligibility to participate in Title IV Programs, in each case that is not cured within a specified period, constitutes an event of default under our credit facility agreement. We cannot predict with certainty how all of these regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. We believe that we have described the most significant regulatory risks that apply to our schools in the following paragraphs.

Congress may change the law or reduce funding for Title IV Programs, which could reduce our student population, net revenues and/or profit margin.
      Congress periodically revises the Higher Education Act of 1965, as amended, and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Congress is expected to conclude the process of reauthorizing the Higher Education Act in 2006, which will likely result in numerous changes to the law. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs could reduce our student population and net revenues. Congressional action may also require us to modify our practices in ways that could result in increased administrative costs and decreased profit margin.

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
      A for-profit institution loses its eligibility to participate in Title IV Programs if, on a cash accounting basis, it derives more than 90% of its revenue, as defined pursuant to applicable ED regulations, from those programs in any fiscal year. In our 2005 fiscal year, under the regulatory formula prescribed by ED, none of our institutions derived more than 78% of its revenues from Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, that loss would adversely affect our students’ access to various government-sponsored student financial aid programs, which could reduce our student population. We regularly monitor compliance with this requirement in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the threshold, we evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the 90/10 Rule.

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
      To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. Due to our failure as a parent company to satisfy ED’s financial responsibility formula for our 2003 fiscal year, we were required to post a letter of credit for our 2004 fiscal year in the amount of $14.4 million for all of our schools, representing 10% of Title IV Program funds received by our institutions in our 2003 fiscal year. In October 2005, we were notified by ED that, based on ED’s review of our 2004 fiscal year financial statements, we are no longer required to post a letter of credit. We may be required to post letters of credit in the future, which could increase our costs of regulatory compliance. Our inability to obtain a required letter of credit or other limitations on our participation in Title IV Programs could limit our students’ access to various government-sponsored student financial aid programs, which could reduce our student population.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV Program funds for students who withdraw before completing their educational programs.
      A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that has been disbursed to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner, generally within 30 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we may be required to post a letter of credit in favor of ED or be otherwise sanctioned by ED, which could increase our cost of regulatory compliance and adversely affect our results of operations. Based on our 2004 and 2005 fiscal year Title IV compliance audits, none of our institutions made late returns of Title IV Program funds in excess of ED’s prescribed threshold.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to persons involved in certain recruiting, admissions or financial aid activities.
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

If regulators do not approve our acquisition of a school that participates in Title IV Program funding, the acquired school would not be permitted to participate in Title IV Programs, which could impair our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school.
      If we acquire a school that participates in Title IV Program funding, we must obtain approval from ED and applicable state education agencies and accrediting commissions in order for the school to be able to continue operating and participating in Title IV Programs. An acquisition can result in the temporary suspension of the acquired school’s participation in Title IV Programs unless we submit a timely and materially complete application for recertification to ED and ED grants a temporary certification. If we were unable to timely re-establish the state authorization, accreditation or ED certification of the acquired school, our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school could be impaired.

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
      In recent years, the operations of a number of companies in the education and training services industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the U.S. Securities and Exchange Commission, state governmental agencies and/or ED, which in turn have caused a significant decline in the stock price of such companies. These investigations of specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect our business.

A high percentage of the Title IV student loans our students receive are made by one lender and guaranteed by one guaranty agency.
      In our 2005 fiscal year, one lender, Sallie Mae, provided more than 95% of all the federally guaranteed Title IV student loans that our students received, and one student loan guaranty agency, EdFund, guaranteed more than 95% of those loans made to our students. Sallie Mae is one of the largest lenders of federally guaranteed Title IV student loans in the United States in terms of dollar volume, and EdFund is one of the largest guaranty agencies in the United States. If loans made by Sallie Mae or guaranteed by EdFund were significantly reduced or no longer available and we were not able to timely identify other lenders and guarantors to make and guarantee Title IV Program loans for our students, there could be a delay in our students’ receipt of their loan funds or in our tuition collection, which would reduce our student population.

Budget constraints in some states may affect our ability to obtain necessary authorizations or approvals from those states to conduct or change our operations.
      Due to state budget constraints in some of the states in which we operate, it is possible that some states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs, a change of control or the hiring or placement of new education representatives, could prevent us from making such changes or could delay our ability to make such changes.

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
      We have an extensive set of industry relationships that we believe affords us a significant competitive strength and supports our market leadership. These types of relationships enable us to further drive undergraduate enrollment by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the OEMs. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success, therefore, depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our existing industry relationships, including those with American Honda Motor Co., Inc., American Suzuki Motor Corp., Kawasaki Motors Corp., U.S.A., Mercury Marine and Yamaha Motor Corp., USA, are not memorialized in writing and are based on oral understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be were they in writing. Additionally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. Due to various market factors and other priorities in Jaguar’s business strategy, Jaguar has elected to discontinue the PACE program following the graduation of the last scheduled PACE class in September 2006. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students. As a result, our market share and net revenues could decrease.

Failure on our part to effectively identify, establish and operate additional schools or campuses could reduce our ability to implement our growth strategy.
      As part of our business strategy, we anticipate opening and operating new schools or campuses. Establishing new schools or campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of acquired schools. Accordingly, when we open new schools, initial investments could reduce our profitability. To open a new school or campus, we would be required to obtain appropriate state and accrediting commission approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for Title IV Program funding, a new school or campus would have to be certified by ED. We cannot be sure that we will be able to identify suitable expansion opportunities to maintain or accelerate our current growth rate or that we will be able to successfully integrate or profitably operate any new schools or campuses. Our failure to effectively identify, establish and manage the operations of newly established schools or campuses could slow our growth and make any newly established schools or campuses more costly to operate than we had planned.

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner and on a timely basis.
      Increasingly, prospective employers of our graduates demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, collision repair, motorcycle and marine industries. Accordingly, educational programs at our schools should keep pace with those technological advancements. The expansion of our existing programs and the development of new programs may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as the industries we serve require or as quickly as our competitors do. If we are unable to adequately respond to changes in market requirements due to unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired and our placement rates could suffer.

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
      In order to support revenue growth, we need to hire and train new education representatives, as well as retain and continue to develop our existing education representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong education representative team may be affected by a number of factors, including our ability to integrate and motivate our education representatives; our ability to effectively train our education representatives; the length of time it takes new education representatives to become productive; regulatory restrictions on the method of compensating education representatives; the competition we face from other companies in hiring and retaining education representatives; and our ability to effectively manage a multi-location educational organization. If we are unable to hire, develop or retain our education representatives, the effectiveness of our student recruiting efforts would be adversely affected.

Competition could decrease our market share and put downward pressure on our tuition rates.
      The post-secondary education market is highly competitive. Some traditional public and private colleges and universities, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. Some other for-

profit education providers have greater financial and other resources which may, among other things, allow them to secure industry relationships with some or all of our existing OEM relationships or develop other high profile industry relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. In addition, some other for-profit education providers already have a more extended or dense network of schools and campuses than we do, thus enabling them to recruit students more effectively from a wider geographical area.
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
      Interest rates had reached historical lows in recent years, creating a favorable borrowing environment for our students. Much of the financing our students receive is tied to floating interest rates. Therefore, any future increase in interest rates will result in a corresponding increase in the cost to our existing and prospective students of financing their studies, which could result in a reduction in our student population and net revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation, which could result in a reduction in our student population.

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

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
      Internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control structure is also designed to provide reasonable assurance that fraud would be detected or prevented before our financial statements could be materially affected.
      Because of inherent limitations, our internal controls over financial reporting may not prevent or detect all misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that our controls may become inadequate as a result of changes in conditions, or the degree of compliance with our policies and procedures may deteriorate.
      If our internal control over financial reporting was not effective, we could incur a negative impact to our reputation and our financial statements could require adjustment which could in turn lead to a decline in our stock price.
      We determined that our internal control over financial reporting was effective as of September 30, 2005.

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
      Our acquisition of the parent company of MMI in January 1998 resulted in the recording of goodwill. Goodwill, which relates to the excess of cost over the fair value of the net assets of the business acquired, was approximately $20.6 million at September 30, 2005, representing approximately 10.3% of our total assets at that date.
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

A downturn in the economy could reduce our student population, which in turn could force us to lower our tuition rates.
      We believe that our average student enrollments are influenced by a number of factors, including the strength of employment markets and long term career prospects and general economic conditions. A downturn in the economy could decrease the demand for our graduates and adversely affect our ability to recruit and retain students. A weakening in the demand for our graduates could restrict our ability to increase tuition and could result in lower tuition rates.

ITEM 2.	PROPERTIES
Campuses and Other Properties
      The following sets forth certain information relating to our campuses and other properties:

			Approximate
	Property	Location	Square Footage	Leased or Owned

Campuses:	UTI	Avondale, Arizona	256,000	Leased
	UTI	Houston, Texas	190,600	Leased
	UTI	Glendale Heights, Illinois	153,100	Leased
	UTI	Rancho Cucamonga, California	159,400	Leased
	UTI	Exton, Pennsylvania	200,900	Leased
	UTI	Sacramento, California	22,000	Leased
	UTI	Norwood, Massachusetts	222,000	Owned
	MMI	Phoenix, Arizona	118,000	Leased
	MMI/UTI	Orlando, Florida	181,600	Leased
	NTI	Mooresville, North Carolina	146,000	Leased
Home Office:	Headquarters	Phoenix, Arizona	74,500	Leased
      We began offering programs in automotive technology at our Sacramento, California campus’ temporary location in October 2005. We currently anticipate re-locating the campus to an approximately 248,000 sq. ft. permanent location in the summer of 2006. Our planned permanent campus, that we own, is being constructed on a 22.5 acre parcel that we lease. The cost of construction is approximately $35.0 million to $37.0 million and is being funded with available cash on hand and cash generated from operations.
      The Norwood, Massachusetts square footage includes approximately 55,000 square feet that is currently being occupied by a tenant. A termination agreement has been executed and the lease will terminate during March 2006, at which time we plan to occupy the entire facility.

			Approximate
	Program	Location	Square Footage	Leased or Owned

Advanced Training Centers:	Audi Academy	Avondale, Arizona	9,600	Leased
	Audi Academy	Allentown, Pennsylvania	6,200	Leased
	BMW STEP	Avondale, Arizona	9,400	Leased
	BMW STEP	Houston, Texas	7,500	Leased
	BMW STEP	Rancho Cucamonga, California	8,600	Leased
	BMW STEP	Upper Saddle River, New Jersey	7,500	Leased
	BMW STEP	Orlando, Florida	13,300	Leased
	Jaguar PACE	Orlando, Florida	13,300	Leased
	International Tech
	Education Program	Carol Stream, Illinois	7,100	Leased
	Mercedes-Benz ELITE	Rancho Cucamonga, California	10,500	Leased
	Mercedes-Benz ELITE	Orlando, Florida	10,100	Leased
	Mercedes-Benz ELITE	Houston, Texas	27,600	Leased
	Mercedes-Benz ELITE	Glendale Heights, Illinois	13,700	Leased
	Mercedes-Benz ELITE	Allentown, Pennsylvania	10,600	Leased
	Volkswagen VATRP	Glendale Heights, Illinois	6,900	Leased
	Volkswagen VATRP	Allentown, Pennsylvania	6,900	Leased
	Volkswagen VATRP	Rancho Cucamonga, California	8,800	Leased
	Volvo SAFE	Glendale Heights, Illinois	11,000	Leased
	Volvo SAFE	Avondale, Arizona	8,300	Leased
All leased properties listed above are leased with remaining terms that range from less than one year to approximately 19 years. Many of the leases are renewable for additional terms at our option.

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
      As we have previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $284,900 and 19,756 shares of our common stock. The claim is based on the assertion that the former owner of NTT promised them such payments upon completion of a public offering of our common stock. We believe the demand for payment is without merit. On May 14, 2004, plaintiffs filed suit in Boulder County, Colorado District Court seeking payment in accordance with their demand. We filed a motion to dismiss due to lack of personal jurisdiction and improper venue. On November 10, 2004, the Colorado District Court dismissed the suit on the basis that the forum selection clause in the agreement, under which plaintiffs claimed they were owed payment, specified that any action arising under the agreement must be brought in state or federal court in Phoenix, Arizona. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We have filed a motion to dismiss this claim and we are proceeding to the discovery stage of litigation.
      We received written notice from a third party that certain of our former employees had allegedly used the intellectual property assets of the third party in the development of our e-learning training products. We participated in a mediation and, in August 2005, reached a settlement regarding these claims. Under the terms of the settlement agreement, we paid $500,000 within ten business days of the execution of the agreement. Under the settlement agreement, we have agreed, over a two-year period, to purchase $3.6 million of courseware licenses that will expire no later than December 2010.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.
EXECUTIVE OFFICERS OF UNIVERSAL TECHNICAL INSTITUTE, INC.
      The executive officers of the Company are set forth in this table. Each holds the offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2006 Annual Meeting of Stockholders.

Name	Age	Position

John C. White	57	Chairman of the Board
Kimberly J. McWaters	41	Chief Executive Officer, President and Director
Jennifer L. Haslip	40	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
David K. Miller	47	Senior Vice President of Admissions
Roger L. Speer	47	Senior Vice President of Operations/Education
Chad A. Freed	32	Senior Vice President, General Counsel and Secretary
Larry H. Wolff	46	Senior Vice President and Chief Information Officer
      John C. White has served as UTI’s Chairman of the Board since October 1, 2005. Mr. White served as UTI’s Chief Strategic Planning Officer and Vice Chairman from October 1, 2003 to September 30, 2005. From April 2002 to September 30, 2003, Mr. White served as UTI’s Chief Strategic Planning Officer and Co-Chairman of the Board. From 1998 to March 2002, Mr. White served as UTI’s Chief Strategic Planning Officer and Chairman of the Board. Mr. White served as the President of Clinton Harley Corporation (which operated under the name Motorcycle Mechanics Institute and Marine Mechanics Institute) from 1977 until it was acquired by UTI in 1998. Prior to 1977, Mr. White was a marketing representative with International Business Machines Corporation. Mr. White was appointed by the Arizona Senate to serve as a member of the Joint Legislative Committee on Private Regionally Accredited Degree Granting Colleges and Universities and Private Nationally Accredited Degree Granting and Vocational Institutions in 1990. He was appointed by the Governor of Arizona to the Arizona State Board for Private Post-secondary Education, where he was a member and Complaint Committee Chairman from 1993-2001. Mr. White received a BS in Engineering from the University of Illinois. Mr. White is the uncle of David K. Miller, UTI’s Senior Vice President of Admissions.
      Kimberly J. McWaters has served as UTI’s Chief Executive Officer since October 1, 2003 and as a director on UTI’s Board since February 16, 2005. Ms. McWaters has served as UTI’s President since 2000 and served on UTI’s Board from 2002 to 2003. From 1984 to 2000, Ms. McWaters held several positions with UTI, including Vice President of Marketing and Vice President of Sales and Marketing. Ms. McWaters also serves as a director of United Auto Group, Inc. Ms. McWaters received a BS in Business Administration from the University of Phoenix.
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

      David K. Miller has served as UTI’s Senior Vice President of Admissions since 2002. From 1998 to 2002, Mr. Miller served as UTI’s Vice President of Campus Admissions. From 1979 to 1998, Mr. Miller served in various positions at MMI, including Admissions Representative, Admissions Director and National Director. Mr. Miller joined Motorcycle Mechanics Institute in 1979 as an education representative. He has served on the board of the Arizona Private School Association and was a team leader for the Accrediting Commission of Career Schools and Colleges of Technology. Mr. Miller received a BS in Marketing from Arizona State University. Mr. Miller is the nephew of John White, UTI’s Vice Chairman of the Board.
      Roger L. Speer has served as UTI’s Senior Vice President of Operations/ Education since 2002. From 1988 to 2002, Mr. Speer held several positions with UTI, including Director of Graduate Employment at the UTI Phoenix Campus, Corporate Director of Graduate Employment, School Director of the UTI Glendale Heights Campus and Vice President of Operations. Mr. Speer received a BS in Human Resource Management from Arizona State University.
      Chad A. Freed has served as UTI’s Senior Vice President and General Counsel since February 2005. From March 2004 to February 2005, Mr. Freed served as UTI’s Vice President and Corporate Counsel. From 1998 to February 2004, Mr. Freed practiced corporate and securities law with the international law firm of Bryan Cave LLP. Mr. Freed received a BS in French and International Business from Pennsylvania State University and a JD from Tulane University.
      Larry H. Wolff has served as UTI’s Senior Vice President and Chief Information Officer since June 2005. From June 2003 to June 2005, Mr. Wolff served as a management consultant advising major businesses and startup companies. From 1998 to 2003, Mr. Wolff served as Senior Vice President and Chief Information Officer of Reed Business Information, a division of Reed Elsevier PLC, a provider of information solutions to the legal, science, business-to-business and education markets. Mr. Wolff received a BS in Computer Science from Seton Hall University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock has been listed on the New York Stock Exchange (NYSE) under the symbol “UTI” since December 17, 2003 upon our initial public offering. Prior to that time, there was no public market for our common stock.
      The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the NYSE, for the periods indicated.

	Price Range of
	Common Stock

	High	Low

Fiscal Year Ended September 30, 2004:
First Quarter (from December 17, 2003)	$30.40	$24.00
Second Quarter	$43.36	$28.55
Third Quarter	$48.50	$38.25
Fourth Quarter	$40.09	$24.26

	Price Range of
	Common Stock

	High	Low

Fiscal Year Ended September 30, 2005:
First Quarter	$39.80	$29.48
Second Quarter	$40.80	$33.55
Third Quarter	$37.45	$29.21
Fourth Quarter	$35.91	$30.32
      The closing price of our common stock as reported by the NYSE on December 12, 2005, was $30.68 per share. As of December 9, 2005 there were approximately 50 holders of record of our common stock.
      We do not currently pay any dividends on our common stock. Our Board of Directors will determine whether to pay dividends in the future based on conditions then existing, including our earnings, financial condition and capital requirements, the availability of third-party financing and the financial responsibility standards prescribed by ED, as well as any economic and other conditions that our Board of Directors may deem relevant.
Sales of Unregistered Securities; Repurchase of Securities
      We did not make any sales of unregistered securities, nor did we repurchase any of our outstanding securities during the three months ended September 30, 2005.
Equity Compensation Plan Information
      The information set forth in our proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of each of the five years ended September 30, 2001, 2002, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements.

	Year Ended September 30,

	2001	2002	2003	2004	2005

	(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$109,493	$144,372	$196,495	$255,149	$310,800
Operating expenses:
Educational services and facilities	59,554	70,813	92,443	116,730	145,026
Selling, general and administrative	38,332	51,541	67,896	88,297	109,996

Total operating expenses	97,886	122,354	160,339	205,027	255,022

Income from operations	11,607	22,018	36,156	50,122	55,778
Interest expense (income), net	10,674	6,254	3,658	1,031	(1,461)
Other expense (income)	—	847	(234)	1,134	—

Income before taxes	933	14,917	32,732	47,957	57,239
Income tax expense	820	5,228	12,353	19,137	21,420

Income from continuing operations	113	9,689	20,379	28,820	35,819
Discontinued operations:
Loss from operations, net of taxes	(8,536)	—	—	—	—
Loss on sale, net of taxes	(1,316)	—	—	—	—

Net income (loss)	(9,739)	9,689	20,379	28,820	35,819
Preferred stock dividends	(1,166)	(2,872)	(6,413)	(776)	—

Net income (loss) available to common shareholders	$(10,905)	$6,817	$13,966	$28,044	$35,819

Income (loss) from continuing operations per share:
Basic	$(0.08)	$0.51	$1.03	$1.14	$1.28
Diluted	$(0.08)	$0.44	$0.79	$1.04	$1.26
Weighted average shares (in thousands):
Basic	13,402	13,402	13,543	24,659	27,899
Diluted	13,402	20,244	25,051	27,585	28,536
Other Data:
Depreciation and amortization(1)	$4,532	$4,948	$6,382	$8,812	$9,777
Cash dividends per common share(2)	$—	$—	$0.21	$—	$—
Number of campuses(3)	6	7	7	8	9
Average undergraduate enrollments	6,710	8,277	10,568	13,076	15,390
Balance Sheet Data:
Cash and cash equivalents	$3,353	$13,554	$8,925	$42,602	$52,045
Current assets	$16,477	$29,278	$31,819	$77,128	$103,698
Working capital (deficit)(4)	$(29,187)	$(14,577)	$(29,240)	$6,612	$13,817
Total assets	$63,086	$76,886	$84,099	$136,316	$200,608
Total long-term debt	$97,336	$57,886	$53,476	$6	$—
Total debt(5)	$104,578	$60,902	$57,336	$43	$6
Redeemable convertible preferred stock	$19,414	$64,395	$47,161	$—	$—
Total shareholders’ equity (deficit)	$(102,976)	$(96,159)	$(83,152)	$55,025	$95,733

(1)	Depreciation and amortization includes amortization of deferred financing fees previously capitalized in connection with obtaining financing and goodwill acquired in connection with the acquisition of a business. Amortization of deferred financing fees was $0.6 million, $1.1 million, $0.5 million, $0.2 million and $0.0 million for the fiscal years ended September 30, 2001, 2002, 2003, 2004 and 2005, respectively. Amortization of goodwill was $0.6 million in the fiscal year ended September 30, 2001. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2001. In accordance with SFAS No. 142, goodwill is no longer amortized and instead is tested for impairment on an annual basis.

(2)	In September 2003, our board of directors declared, and we paid, a $5.0 million cash dividend on shares of our common stock payable to the record holders as of August 25, 2003. The record holders of our Series D preferred stock were entitled to receive, upon conversion, such cash dividend pro rata and on an as-converted basis, pursuant to certain provisions of the certificate of designation of the Series D preferred stock. Our certificate of incorporation was amended to permit the holders of Series D preferred stock to be paid the dividend prior to the conversion and simultaneously with holders of our common stock, and the holders of our series A, series B and series C preferred stock consented to such payment. The record holders of our common stock received a dividend of approximately $0.21 per share and our Series D shareholders received a dividend of approximately $902.50 per share. We do not currently pay any dividends on our common stock.

(3)	In October 2005 we opened our tenth campus located in Sacramento, California.

(4)	Working capital (deficit) is defined as current assets less current liabilities.

(5)	We adopted SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003. Accordingly, we reclassified as a liability the mandatory redeemable series A, series B and series C preferred stock totaling $25.5 million at September 30, 2003. On December 22, 2003, in connection with our completed initial public offering, we either redeemed series A, series B and series C preferred stock or exchanged our preferred stock for shares of common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
General Overview
      We are a leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma or certificate programs at ten campuses across the United States. We also offer manufacturer specific advanced training programs that are sponsored by the manufacturer or dealer, at 20 dedicated training centers. We have provided technical education for over 40 years.
      Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented as net revenues after reductions related to guarantees and scholarships we sponsor and refunds for students who withdraw from our programs prior to specified dates. We recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our core revenues with additional revenues from sales of textbooks and program supplies, student housing provided by us and other revenues, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented less than 10% of our total net revenues in each fiscal year in the three-year period ended September 30, 2005. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

      Average student enrollments vary depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but decide to re-enroll during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. We believe that our average student enrollments are influenced by the number of graduating high school students, the attractiveness of our program offerings to high school graduates and potential adult students, the effectiveness of our marketing efforts, the depth of our industry relationships, the strength of employment markets and long term career prospects, the quality of our instructors and student services professionals, the persistence of our students, the length of our education programs, the availability of federal funding for our programs, the number of graduates of our programs who elect to attend the advanced training programs we offer and general economic conditions. Our introduction of additional program offerings at existing schools and establishment of new schools, either through acquisition or start-up, are expected to significantly influence our average student enrollment. Our average undergraduate student enrollments have grown at a compounded annual growth rate of 23.0% over the past three full fiscal years. This growth can largely be attributed to the demand for our graduates and the expansion of our capacity. We currently offer start dates at our campuses that range from every three to six weeks throughout the year in our various undergraduate programs. The number of start dates of advanced programs varies by the duration of those programs and the needs of the manufacturers who sponsor them.
      Our tuition charges vary by type or length of our programs and the program level, such as undergraduate or advanced training. Tuition has increased by approximately 3% to 5% per annum in each fiscal year in the three-year period ended September 30, 2005. Tuition increases are generally consistent across our schools and programs; however, changes in operating costs may impact price increases at individual locations. We believe that we can continue to increase tuition as the demand for our graduates remains strong and tuition at other post-secondary institutions continues to rise, although future increases may be less than past increases.
      Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. In our 2005 fiscal year, approximately 70% of our net revenues were derived from federal student financial aid programs.
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
      Selling, general and administrative expenses include compensation and benefits of employees who are not directly associated with the provision of educational services, such as executive management; finance and central accounting; legal; human resources; business development; marketing and student enrollment expenses, including compensation and benefits of personnel employed in sales and marketing and student admissions; costs of professional services; bad debt expense; costs associated with the implementation and operation of our student management and reporting system; rent for our home office; depreciation and amortization of property and equipment that is not used in the provision of educational services and other costs that are incidental to our operations. All marketing and student enrollment expenses are recognized in the period incurred. Costs related to the opening of new facilities, excluding related capital expenditures, are expensed in the period incurred or when services are provided.

      Costs associated with the implementation of our student management and reporting system have increased over the last several years as we installed a new integrated information network that tracks inquiries from potential students and supports our student enrollment and processing of data as it relates to our student activities. We anticipate that we will need to continue to upgrade our student management and reporting system and expect additional costs will be incurred in connection with such an upgrade. We believe that the investment in our student management and reporting system has improved services to students and our ability to track student inquiries and may facilitate the integration of new schools into our operations, if and when new schools are opened or acquired.
Critical Accounting Policies and Estimates
      Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, property and equipment, long-lived assets, including goodwill, income taxes, contingent assets and liabilities and stock- based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.
      We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue recognition. Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for guarantees and scholarships we sponsor. Tuition and fee revenue is recognized on a pro-rata straight-line basis over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 96% of our net revenues for the fiscal year 2003 and 97% of our net revenues for the fiscal years ended 2004 and 2005 consisted of tuition. Our net revenues vary from period to period in conjunction with our average student population. The majority of our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 12 to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred tuition represents the excess of tuition payments received as compared to tuition earned and is reflected as a current liability in our consolidated financial statements because it is expected to be earned within the following twelve-month period.

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

Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. We utilize the present value of future cash flow approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation in determining fair value. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Goodwill represents a significant portion of our total assets. At September 30, 2005, goodwill represented approximately 10.3% of our total assets, or $20.6 million, and was a result of our acquisition of the parent company of our MMI operation in January 1998. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

Stock-based compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123,” which defines a fair value based method and addresses common stock and options awarded to employees as well as those awarded to non-employees in exchange for products and services. SFAS No. 123 and its amendments and APB Opinion No. 25 have been superseded by SFAS No. 123(R), which is discussed in footnote 3 to our consolidated financial statements and which is currently scheduled to be effective beginning with our fiscal quarter ending December 31, 2005. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

	Year Ended September 30,

	2003	2004	2005

	(In thousands, except
	per share amounts)
Net income available to common shareholders — as reported	$13,966	$28,044	$35,819
Add: Stock-based compensation expense included in reported net income, net of taxes	39	371	32
Deduct: Total stock based employee compensation expense determined using the fair value based method, net of taxes	(163)	(1,808)	(2,300)

Net income — pro forma	$13,842	$26,607	$33,551

Earnings per share — basic — as reported	$1.03	$1.14	$1.28

Earnings per share — diluted — as reported	$0.79	$1.04	$1.26

Earnings per share — basic — pro forma	$1.02	$1.08	$1.20

Earnings per share — diluted — pro forma	$0.78	$0.99	$1.18

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
      As of September 30, 2005, we had a valuation allowance of $16.0 million to reduce our deferred tax assets to an amount that management believes is more likely than not realizable. The valuation allowance primarily relates to a deferred tax asset arising from a capital loss carryforward from the sale of a discontinued business and expires in 2006. Should we incur capital gains in the future, we would be able to realize all or part of the capital loss carryforward against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123(R).

      SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments to be based on the grant-date fair value of the award and prescribes either the modified prospective or the modified retrospective transition method of adoption. We have opted to utilize the modified prospective transition method of adoption, which results in recognition of compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date, as opposed to the modified retrospective transition method which provides for retroactive restatement. The cost associated with grant awards will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) was to be effective as of the beginning of the first interim or annual reporting period beginning on or after June 15, 2005; however, the Securities and Exchange Commission announced in April 2005 that it was extending the date for compliance with SFAS 123(R), such that SFAS No. 123(R) is effective as of the beginning of the first interim reporting period of our first fiscal year beginning on or after June 15, 2005. The first interim period of our first fiscal year beginning on or after June 15, 2005 will be the quarter ending December 31, 2005. We estimate the effect of adopting SFAS No. 123(R), based upon outstanding equity awards as of September 30, 2005, will be approximately $4.5 million for our 2006 fiscal year, which begins October 1, 2005. This estimate does not include the impact of additional equity awards which may be granted or forfeitures which may occur subsequent to September 30, 2005 and prior to our adoption of SFAS No. 123(R).
      In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation should be accounted for and when the fair value of an asset retirement obligation is deemed to be estimable on a reasonable basis. FIN 47 is effective for fiscal years ending after December 15, 2005. We believe our adoption of FIN 47 will not have a material impact on our consolidated financial statements or disclosures.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The intent of SFAS No. 154 is to improve financial reporting by enhancing the consistency of financial information between periods. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe our adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements or disclosures.

Results of Operations
      The following table sets forth selected statement of operations data as a percentage of net revenues for each of the periods indicated.

	Year Ended September 30,

	2003	2004	2005

Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	47.0%	45.8%	46.7%
Selling, general and administrative	34.6%	34.6%	35.4%

Total operating expenses	81.6%	80.4%	82.1%

Income from operations	18.4%	19.6%	17.9%

Interest income	(0.2)%	(0.1)%	(0.5)%
Interest expense	1.8%	0.5%	0.0%
Interest expense related parties	0.3%	0.0%	0.0%
Other expense (income)	(0.2)%	0.4%	0.0%

Total other expense (income)	1.7%	0.8%	(0.5)%

Income before income taxes	16.7%	18.8%	18.4%
Income tax expense	6.3%	7.5%	6.9%

Net income	10.4%	11.3%	11.5%

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004
      Net revenues. Our net revenues for the year ended September 30, 2005 were $310.8 million, representing an increase of $55.7 million, or 21.8%, as compared to net revenues of $255.1 million for the year ended September 30, 2004. This increase was primarily due to a 17.7% increase in the average undergraduate full-time student enrollment and an increase in the average tuition charge per student resulting from tuition increases of between 3% and 5%, depending on the program. For the year ended September 30, 2005, the average undergraduate full-time student enrollment was 15,390, compared with 13,076 for the year ended September 30, 2004. We have accommodated the increase in average student enrollment by improving utilization of our existing facilities, opening our new Norwood, Massachusetts campus in late June 2005 and expansion efforts at our Houston, Texas, Glendale Heights, Illinois and Orlando, Florida campuses.
      Educational services and facilities expenses. Our educational services and facilities expenses for the year ended September 30, 2005 were $145.0 million, representing an increase of $28.3 million, or 24.2%, as compared to educational services and facilities expenses of $116.7 million for the year ended September 30, 2004. This increase was primarily due to incremental education expenses such as salaries and benefits and training supplies related to higher average student enrollments, increased occupancy costs associated with our facility additions and pre-opening costs of our new campuses in Norwood, Massachusetts and Sacramento, California.
      Educational services and facilities expenses as percentage of net revenues increased to 46.7% for the year ended September 30, 2005 as compared to 45.8% for the year ended September 30, 2004. The increase in educational services and facilities expense as a percentage of revenue is attributable to increases in pre-opening costs to support the addition of two additional campuses, Norwood, Massachusetts and Sacramento, California and increased facility costs associated with our recent existing campus expansions and relocations.
      Pre-opening costs included in educational services and facilities for the year ended September 30, 2005 were $2.9 million, an increase of $0.8 million or 38.4% for our new campuses at Norwood, Massachusetts that began classes in June 2005 and Sacramento, California which began classes in October 2005 compared to our pre-opening costs included in educational services and facilities for the year ended September 30, 2004 of $2.1 million for our Exton, Pennsylvania campus that began classes in July 2004. Pre-opening costs associated with educational services and facilities are primarily comprised of salaries for new instructors and campus support staff.
      Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended September 30, 2005 were $110.0 million, an increase of $21.7 million, or 24.6%, as compared to selling, general and administrative expenses of $88.3 million for the year ended September 30, 2004. The increase in selling, general and administrative expenses was primarily due to incremental compensation and benefit expenses related to additional sales representatives to support new applicants and administrative personnel to support the growth in operations, advertising expenses associated with student leads, professional services related to Sarbanes-Oxley compliance, occupancy expense related to our additional leased space, bad debt expense and pre-opening costs for our new campuses at Norwood, Massachusetts and Sacramento, California.
      Selling, general and administrative expenses as a percentage of net revenues increased to 35.4% for the year ended September 30, 2005 as compared to 34.6% for the year ended September 30, 2004. The increase in selling, general and administrative expenses as a percentage of net revenues is attributable to increases in pre-opening costs to support the addition of two additional campuses, Norwood, Massachusetts and Sacramento, California and increased bad debt expense.
      Pre-opening costs related to selling, general and administrative expenses were $4.9 million, an increase of $1.3 million or 35.5% for our new campuses at Norwood, Massachusetts that began classes in June 2005 and Sacramento, California that began classes in October 2005 compared to our pre-opening costs of $3.6 million for our Exton, Pennsylvania campus that began classes in July 2004. Pre-opening costs associated with selling, general and administrative are primarily comprised of salaries for student recruitment professionals and campus administrative personnel and advertising expenses associated with student leads.
      Interest (income) expense. Our interest expense for the year ended September 30, 2005 was $0.1 million, representing a decrease of $1.2 million, or 91.5%, compared to interest expense of $1.4 million for the year ended September 30, 2004. The decrease in interest expense was primarily due to the payment in full of our then outstanding term debt with proceeds received from our initial public offering in December 2003.
      Our interest income for the year ended September 30, 2005 was $1.6 million, representing an increase of $1.2 million or 381.3%, compared to interest income of $0.3 million for the year ended September 30, 2004. This increase was attributable to the investment of our excess cash and higher interest rates.
      Income taxes. Our provision for income taxes for the year ended September 30, 2005 was $21.4 million, or 37.4% of pretax income, compared to $19.1 million, or 39.9% of pretax income, for the year ended September 30, 2004. The lower effective rate for the year ended September 30, 2005 as compared to the year ended September 30, 2004 is primarily attributable to state tax credits and overall lower state tax rates.
      Income from continuing operations. As a result of the foregoing, we reported income from continuing operations for the year ended September 30, 2005 of $35.8 million, as compared to income from continuing operations of $28.8 million for the year ended September 30, 2004.
Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003
      Net revenues. Our net revenues for the year ended September 30, 2004 were $255.1 million, representing an increase of $58.7 million, or 29.9%, as compared to net revenues of $196.5 million for the year ended September 30, 2003. This increase was primarily due to a 23.7% increase in the average undergraduate full-time student enrollment and an increase in the average tuition charge per student resulting from tuition increases of between 3% and 5%, depending on the program. For the year ended September 30, 2004, the average undergraduate full-time student enrollment was 13,076, compared with 10,568 for the year ended September 30, 2003. We have accommodated the increase in average student enrollment by improving the utilization of our existing campuses, opening our Exton, Pennsylvania campus in July 2004 and expansion efforts at four of our existing campuses.

      Educational services and facilities expenses. Our educational services and facilities expenses for the year ended September 30, 2004 were $116.7 million, representing an increase of $24.3 million, or 26.3%, as compared to educational services and facilities expenses of $92.4 million for the year ended September 30, 2003. This increase was primarily due to incremental education expenses related to higher average student enrollments, including additional costs of $2.1 million incurred in connection with the start-up and operation of our Exton, Pennsylvania campus that we opened in July 2004, an additional charge of approximately $1.2 million for depreciation related to a change in the estimated useful life of leasehold improvements and a $0.6 million charge for the early exit of a lease for a campus that we relocated in September 2004 to provide additional capacity. The increases in educational services and facilities expenses is partially offset by a $0.8 million reduction in estimated tool set expenses.
      Educational services and facilities expenses as a percentage of net revenues decreased to 45.8% for the year ended September 30, 2004 as compared to 47.0% for the year ended September 30, 2003. The decrease in educational services and facilities expenses as a percentage of net revenues is attributable to increased revenues and operating efficiencies resulting from increased average student enrollments at our existing facilities and a favorable adjustment of our estimated tool set expense, partially offset by the costs attributable to the opening and operation of the Exton, Pennsylvania campus and accelerated depreciation of leasehold improvements related to a campus relocation.
      Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended September 30, 2004 were $88.3 million, an increase of $20.4 million, or 30.0%, as compared to selling, general and administrative expenses of $67.9 million for the year ended September 30, 2003. This increase was primarily due to incremental compensation and fringe benefit expenses related to additional sales representatives to support new applicants and administrative personnel to support the growth in operations, advertising expenses associated with student leads, administrative expenses for operations as a public company, legal costs and employee training initiatives. This increase also includes approximately $3.6 million in costs associated with the start-up of our Exton, Pennsylvania campus. Selling, general and administrative expenses as a percentage of revenue remained flat at 34.6% for the years ended September 30, 2004 and September 30, 2003.
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
Liquidity and Capital Resources
      We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $67.8 million in fiscal 2005, $47.7 million in fiscal 2004 and $36.4 million in fiscal 2003.

      A majority of our net revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our undergraduate programs are typically designed to be completed in 12 to 18 months. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities
      In 2005, our cash flows provided by operating activities were $67.8 million resulting from net earnings from operations of $35.8 million, plus adjustments of $13.9 million for non-cash and other items plus $18.0 million related to the change in our operating assets and liabilities.
      In 2004, our cash flows from operating activities were $47.7 million resulting from net earnings from operations of $28.8 million plus adjustments of $17.4 million for non-cash and other items plus $1.4 million related to the change in our operating assets and liabilities.
      In 2005, the primary adjustments to our net earnings from operations for non-cash and other items were amortization and depreciation of $9.8 million, substantially all of which was depreciation, and bad debt expense of $4.2 million. Additional adjustments included deferred income taxes, tax benefit derived from option exercises, stock compensation expense and loss on the sale of assets. In 2006, amortization and depreciation is expected to be higher attributable to additional capital expenditures and bad debt expense is expected to be similar as a percentage of revenue.
      In 2004, the primary adjustments to net earnings from operations for non-cash and other items were amortization and depreciation of $8.8 million, substantially all of which was depreciation, bad debt expense of $2.3 million and the write-off of deferred finance fees of $1.1 million related to the amendment of our credit facility and the early retirement of term debt. Additional adjustments included deferred income taxes, tax benefit derived from option exercises, stock compensation expense, loss on the sale of assets and preferred stock interest. Our preferred stock was redeemed in December 2003 using proceeds received in connection with our initial public offering.

Changes in operating assets and liabilities
      In 2005, cash flows of $18.0 million were provided by operations relating to changes in our operating assets and liabilities primarily due to changes in restricted cash, accounts receivable and deferred revenues, accounts payable and accrued expenses and other current liabilities partially offset by cash outflows attributable to prepaid expenses. The growth of our student population and the timing of tuition funding resulted in an increase in accounts receivable of $5.3 million and an increase in deferred revenues of $8.3 million resulting in a combined positive cash flow of $3.0 million. Cash provided by increases in accounts payable and accrued expenses and other current liabilities was primarily due to increases in accounts payable, accrued compensation and benefits, royalties, real estate taxes and professional fees primarily associated with Sarbanes-Oxley compliance, income tax payable and the recognition of our guarantee liability associated with certain Sallie Mae student tuition funding received. These increases were attributable primarily to our increased level of operations necessary to support average student growth. The increase in cash used for prepaid expenses was primarily attributable to payment of advertising and facility rent. A significant non-recurring change in operating assets and liabilities was the release of $10.4 million in restricted cash related to the collateral provided for a letter of credit issued in the amount of $9.9 million in favor of ED offset partially by $0.2 million in restricted cash provided in connection with the purchase of our Norwood, Massachusetts campus. The $10.4 million in restricted cash was released upon the expiration of the underlying letter of credit. Concurrent with the expiration of this letter of credit and release of our restricted cash, we issued a replacement letter of credit, for the benefit of ED, in the amount of $14.4 million that we secured with $16.2 million in restricted investments.

      In 2004, cash flows of $1.4 million were provided by operations relating to changes in our operating assets and liabilities primarily due to changes in accounts receivable and deferred revenues, accounts payable and accrued expenses partially offset by cash outflows attributable to other current liabilities and restricted cash. The growth of our student population and the timing of tuition funding resulted in an increase in accounts receivable of $2.6 million and an increase in deferred revenues of $8.8 million resulting in a combined positive cash flow of $6.2 million. Cash provided by increases in accounts payable and accrued expenses was primarily attributable to an increase in accrued compensation and benefits associated with increased personnel and the timing of payment of our obligations and was partially offset by cash used to decrease other current liabilities that was primarily related to a reduction of income tax payable attributable to the timing of tax payments. In addition, we used $10.4 million to provide restricted cash as collateral for our letter of credit that we issued for $9.9 million in favor of ED.
      Our working capital increased $7.2 million to $13.8 million at September 30, 2005 compared to an increase of $35.9 million to $6.6 million at September 30, 2004. The significant increase in fiscal 2004 was primarily attributable to the cash generated by our operations and proceeds received from our initial public offering. During fiscal 2005, we invested our available cash in marketable securities and reported a $1.2 million increase in interest income as compared to fiscal 2004. The current ratio was 1.2:1 in fiscal 2005 and 1.1:1 in fiscal 2004. There were no outstanding borrowings on our line of credit during fiscal 2005.
      Receivables, net were $21.2 million and $20.1 million at September 30, 2005 and 2004, respectively. Our days sales outstanding (DSO) in accounts receivable was approximately 24 days at September 30, 2005 and 29 days at September 30, 2004, an improvement of 5 days.

Investing Activities
      Our cash used in investing activities is primarily related to the purchase of property and equipment and capital improvements. Our capital expenditures primarily result from the addition of new and the expansion of existing campuses, ongoing replacements of equipment related to student training, our computer network and student management and reporting systems. Net cash used in investing activities was $61.5 million in fiscal 2005, $16.9 million in fiscal 2004 and $11.7 million in fiscal 2003.
      The increase in cash used in investing activities during the 2005 fiscal year was primarily attributable to new campuses, expansion efforts of our existing campuses and, investment in training aids, classroom technology and other equipment that support our programs. In addition, we invested $16.2 million in securities to secure our letter of credit in the amount of $14.4 million issued in favor of ED.
      In addition to our investment in new and replacement training equipment for our ongoing operations, the following is a summary of our significant investments in capital expenditure activities for our fiscal year ended September 30, 2005.

•	We completed the real estate purchase of our new Norwood, Massachusetts campus, retrofitted the existing building and purchased training aids and computer equipment resulting in a total investment of approximately $24.9 million.

•	We invested approximately $0.9 million for leasehold improvements for our Sacramento, California campus’ temporary leased location. In addition we invested approximately $1.7 million in training equipment and computers and pre-construction costs for the planned permanent campus.

•	We invested approximately $2.6 million for other expansion efforts that included our Houston, Texas campus Collision Repair and Refinishing Technology (CRRT) expansion and our completion of additional space at our Glendale Heights, Illinois campus.
      The increase in cash flow used in investing activities during our 2004 fiscal year was primarily attributable to the following significant investments in capital expenditures.

•	We invested approximately $2.1 million for leasehold improvements and training equipment purchased for our Exton, Pennsylvania campus.

•	We invested approximately $2.2 million for our campus expansion at our Glendale Heights, Illinois campus.

•	We invested approximately $0.5 million for leasehold improvements and training equipment for the addition of an automotive training program at our existing Orlando, Florida campus.
      Capital expenditures are expected to increase as we upgrade and expand current equipment and facilities or open new facilities as part of our strategic plans. We plan to be able to fund these capital expenditures with cash generated from operations.
      The following is a summary of our current material capital expenditure commitments:

•	In October 2004, we entered into a long-term, real property lease agreement for a 22.5 acre parcel of land in Sacramento, California. A new undergraduate automotive, diesel, and collision repair and refinishing technician training campus is planned to be constructed on the land. We expect to spend approximately $35.0 million to $37.0 million to construct the campus prior to the planned opening in the third quarter of our 2006 fiscal year. In addition, we expect to spend approximately $3.0 million to $5.0 million for training aids and equipment during our 2006 fiscal year. The permanent campus is planned to provide approximately 248,000 square feet of classroom and lab space. The campus is planned to accommodate approximately 2,100 students at maturity.

•	In June 2005, we entered into a lease for approximately 25,500 square feet of space near our Orlando, Florida campus. This additional space will support expected student growth in the automotive technology program and accommodate the Ford FACT elective. In addition, we intend to expand the motorcycle program in the fourth quarter of our 2006 fiscal year. We currently estimate that we will incur capital expenditures that range from approximately $5.5 million to $6.0 million for the expansion of the automotive technology and motorcycle programs.

•	In June 2005, we entered into an agreement to purchase 4.25 acres of land in Phoenix, Arizona. The purchase is contingent upon obtaining the required zoning approval. The purchase price is approximately $1.8 million. We intend to construct a parking lot to accommodate a larger student population and expand the existing campus for our elective programs. We plan to spend approximately $4.0 million to $4.5 million in capital expenditures on this expansion.

•	In the next fiscal year, we also plan to spend approximately $5.0 million to $6.0 million in additional capital expenditures related to training aids and equipment to accommodate our campus expansion activities.

Financing Activities
      In 2005, our cash flows provided by financing activities were $3.2 million and were primarily related to $3.4 million provided by proceeds from the issuance of our company’s common shares from the exercise of stock options partially offset by the reduction of capital leases, payment of deferred finance fees and the distribution of proceeds from the sale of land.
      In 2004, our cash flows provided by financing activities were approximately $3.0 million and were primarily related to the receipt of approximately $59.0 million from our initial public offering and approximately $1.3 million from the issuance of our company’s common shares from the exercise of stock options partially offset by approximately $31.8 million for the repayment of long-term debt, $12.9 million for the redemption of mandatory redeemable preferred stock and $12.6 million for our payment of previously accrued and unpaid dividends.

Debt Service
      Our total debt was $0.0 million as of September 30, 2005, $0.0 million as of September 30, 2004 and $57.3 million as of September 30, 2003.

      The following schedule sets forth our long-term debt obligations as of the fiscal years ended September 30, 2003, 2004 and 2005:

	Year Ended September 30,

	2003	2004	2005

	(In thousands)
Revolving credit facility	$—	$—	$—
Term A loan facility payable to bank(1)	16,950	—	—
Term B loan facility payable to bank(1)	14,550	—	—
6.0% Mandatory redeemable series A preferred stock(2)	15,202	—	—
6.0% Mandatory redeemable series B preferred stock(2)	5,531	—	—
6.0% Mandatory redeemable series C preferred stock(2)	4,729	—	—
Capital leases	374	43	6

Total debt	57,336	43	6

Less current portion	3,860	37	6

Total long-term debt	$53,476	$6	$—

(1)	On December 23, 2003, we used proceeds received from our initial public offering to repay all of the then outstanding term debt totaling $31.5 million.

(2)	We adopted SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003. Accordingly, we reclassified as a liability the mandatory redeemable series A, series B and series C preferred stock totaling $25.5 million at September 30, 2003. On December 22, 2003, in connection with our completed initial public offering, we either redeemed our preferred stock or exchanged our stock for shares of common stock.
      On October 26, 2004, we entered into a credit agreement with a bank for a revolving line of credit in the amount of $30.0 million and a standby letter of credit facility for up to $20.0 million. We have the option to issue letters of credit either under the revolving line of credit, which reduces our borrowing ability or under the standby letter of credit facility. The standby letter of credit facility is collateralized by a cash collateral account equal to the advance rate, as defined and dependent upon the underlying collateral investment, multiplied by the issued and outstanding letters of credit. During fiscal 2005, under the terms of our credit agreement, we issued a letter of credit in favor of ED in the amount of $14.4 million. The letter of credit reduced our available $30.0 million line of credit and was collateralized by a $16.2 million restricted investment held in marketable securities. During October 2005, we were notified by ED that our letter of credit was no longer required. Upon the release of the letter of credit, our restricted investment balance of approximately $16.2 million to secure the letter of credit became available for general corporate use. We had $30.0 million available to borrow and there were no outstanding borrowings under the credit facility at September 30, 2005.
      Our credit agreement requires interest to be paid quarterly in arrears on outstanding amounts borrowed under the revolving line of credit. The interest rate is based upon the lender’s prime interest rate less 0.50% per annum or LIBOR plus 0.625% per annum, at our option. The revolving line of credit also requires an unused commitment fee payable quarterly in arrears equal to 0.125% per annum. Issued letters of credit bear fees at 0.625% per annum under the revolving line of credit and 0.375% per annum under the standby letter of credit facility. Fees for issued letters of credit are payable quarterly in advance.
      Our credit agreement contains various financial and non-financial covenants. The facility, among other things, restricts our ability to: incur additional indebtedness, grant liens or other security interest, make certain investments, become liable for contingent obligations or dispose of assets or stock of our subsidiaries. Our credit agreement also requires us to comply with specified financial ratios and tests, which are adjusted over time, as follows:

•	We are required to have minimum quarterly net income of $3.5 million.

•	We are required to maintain a minimum tangible net worth equal to our tangible net worth at September 30, 2004, which was $34.4 million.

•	We are required to maintain a total liabilities to tangible net worth ratio, as defined in the agreement, of 2.0 to 1.0 at September 30, 2005, that decreases to 1.5 to 1.0 at September 30, 2006 and thereafter.

•	We are required to maintain a current ratio of 0.50 to 1.0 at September 30, 2005, that decreases to 0.60 to 1.0 at September 30, 2006 and thereafter.
      Our credit agreement contains customary events of default as well as an event of default if any of our institutions lose any accreditation necessary for Title IV Program eligibility, or lose eligibility to participate in Title IV Programs. We were in compliance with all covenants at September 30, 2005.

Dividends
      We do not currently pay any dividends on our common stock. Our Board of Directors will determine whether to pay dividends in the future based on conditions then existing, including our earnings, financial condition and capital requirements, the availability of third-party financing and the financial responsibility standards prescribed by ED, as well as any economic and other conditions that our Board of Directors may deem relevant.

Future Liquidity Sources
      Based on past performance and current expectations, we believe that our cash flow from operations and other sources of liquidity, including borrowings available under our revolving credit facility, will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our existing operations through the next 12 months. We believe that the most strategic uses of our cash resources include expanding new and existing campuses and expanding our program offerings. In addition, our long term strategy includes considering strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt, resulting in increased interest expense.
Contractual Obligations
      The following table sets forth, as of September 30, 2005, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require significant cash outlays in the future.

	Payments Due by Period

		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Capital leases	$6	$6	$—	$—	$—
Operating leases(1)(2)	240,652	18,214	35,539	34,053	152,846
Purchase obligations:(3)
Real Estate Purchase(4)	1,750	1,750	—	—	—
Other	33,047	28,970	3,850	227	—
Other long-term obligations(5)	7,372	—	724	1,286	5,362

Total contractual cash obligations	282,827	48,940	40,113	35,566	158,208

Standby letters of credit(6)	14,400	14,400	—	—	—
Issued and Outstanding Surety Bonds(7)	12,388	12,388	—	—	—

Total contractual commitments	$309,615	$75,728	$40,113	$35,566	$158,208

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)	In October 2004, we entered into a long-term, real property lease agreement for a 22.5 acre parcel of land in Sacramento, California. A new undergraduate automotive, diesel and industrial and collision repair and refinishing technician training campus is planned to be constructed on the land. We plan to spend approximately $35.0 to $37.0 million to construct the campus prior to the planned opening in the third quarter of fiscal year 2006. The permanent campus is planned to provide approximately 248,000 square feet of classroom and lab space and is intended to accommodate approximately 2,100 students at maturity.

(3)	Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Where the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the table. Additionally, purchase orders outstanding as of September 30, 2005, employment contracts and minimum payments under licensing and royalty agreements are included.

(4)	In June 2005, we entered into an agreement to purchase 4.25 acres of land in Phoenix, Arizona. The purchase is contingent upon obtaining the required zoning approval. The purchase price is approximately $1.8 million. We intend to construct a parking lot to accommodate a larger student population and to expand the existing campus for elective programs.

(5)	Includes deferred facility rent liabilities, tax reserves, deferred compensation and other obligations.

(6)	Consists of a letter of credit in the amount of $14.4 million in favor of ED. During October 2005, we were notified by ED that we are no longer required to post a letter of credit. ED returned the letter of credit and during November 2005, the restricted investment balance became available for general corporate use.

(7)	Represents surety bonds posted on behalf of our schools and education representatives with multiple state education agencies.
Related Party Transactions
      In connection with our initial public offering in December 2003, we exchanged for shares of our common stock or redeemed for cash, at the holder’s election, our series A preferred stock, series B preferred stock and series C preferred stock. We used $25.5 million of the net proceeds from our public offering to redeem all outstanding shares of our series A, series B and series C preferred stock that were not exchanged for shares of common stock and to pay all the accrued and unpaid dividends on all the series of our preferred stock, whether or not exchanged. The following table shows the amounts that our executive officers and directors received in connection with such redemption and payment of dividends.

Preferred Stock
Redemption Amount

(In thousands)
Robert Hartman	$3,663
John White	$1,558
Kimberly McWaters	$50
David Miller	$4
Roger Speer	$15
      Since 1991, some of our properties have been leased from entities controlled by John C. White, our Chairman of our Board of Directors. A portion of the property comprising our Orlando location is occupied pursuant to a lease with the John C. and Cynthia L. White 1989 Family Trust, with the lease term expiring on August 19, 2022. The annual base lease payments for the first year under this lease totaled approximately $326,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Another portion of the property comprising our Orlando location is occupied pursuant to a lease with Delegates LLC, an entity controlled by the White Family Trust, with the lease term expiring on July 1, 2016. The beneficiaries of this trust are Mr. White’s children, and the trustee of the trust is not related to Mr. White. Annual base lease payments under this lease are approximately $680,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Additionally, since April 1994, we have leased two of our Phoenix properties under one lease from City Park LLC, a successor in interest of 2844 West Deer Valley L.L.C. and in which the John C. and Cynthia L. White 1989 Family Trust holds a 25% interest. The lease expires on February 28, 2015, and the annual base lease payments under this lease, as amended, totaled approximately $463,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. The table below sets forth the total payments that we have made in fiscal 2003, 2004 and 2005 under these leases:

		John C. and Cynthia L. White
	City Park LLC	1989 Family Trust	Delegates LLC

Fiscal 2003	$495,040	$399,901	$796,015
Fiscal 2004	$551,775	$447,205	$924,307
Fiscal 2005	$488,523	$436,036	$877,544
      We believe that the rental rates under these leases approximate the fair market rental value of the properties at the time the lease agreements were negotiated.
      For a description of additional related party transactions, see “Item 13. Certain Relationships and Related Transactions.”
Seasonality
      Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third fiscal quarter than in the remainder of our fiscal year because fewer students are enrolled during the summer months. Our expenses, however, do not vary significantly with changes in student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. In addition, our net revenues for the first fiscal quarter are adversely affected by the fact that we do not recognize revenue during the calendar year end holiday break, which falls primarily in that quarter.

	Net Revenues

	Year Ended September 30,

	2003		2004		2005

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Three Month Period Ending:
December 31	$45,374	23.1%	$59,043	23.1%	$73,336	23.6%
March 31	47,358	24.1%	63,684	25.0%	77,482	24.9%
June 30	48,910	24.9%	62,947	24.7%	76,074	24.5%
September 30	54,853	27.9%	69,475	27.2%	83,908	27.0%

	$196,495	100.0%	$255,149	100.0%	$310,800	100.0%

	Income from Operations

	Year Ended September 30,

	2003		2004		2005

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Three Month Period Ending:
December 31	$8,240	22.8%	$14,015	28.0%	$15,476	27.7%
March 31	9,482	26.2%	13,494	26.9%	14,429	25.9%
June 30	9,171	25.4%	10,865	21.7%	11,450	20.5%
September 30	9,263	25.6%	11,748	23.4%	14,423	25.9%

	$36,156	100.0%	$50,122	100.0%	$55,778	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
      The following financial statements of the company and its subsidiaries are included below on pages F-2 to F-33 of this report:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2005 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to management’s assessment of the effectiveness of internal control over financial reporting are included on pages F-2 and F-3, respectively, of this annual report on Form 10-K.
Management’s Certifications
      The Company has filed as exhibits to its annual report on Form 10-K for the fiscal year ended September 30, 2005, filed with the Securities and Exchange Commission, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.
      The Company has submitted to the New York Stock Exchange the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information set forth in our proxy statement for the 2006 Annual Meeting of Stockholders under the headings “Election of Directors” and “Code of Conduct; Corporate Governance Guidelines” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION
      The information set forth in our proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information set forth in our proxy statement for the 2006 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information set forth in our proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information set forth in our proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Fees Paid to PricewaterhouseCoopers LLP” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Documents filed as part of this Annual Report on Form 10-K:

(1) The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Report.

(2) The following financial statement schedule for the years ended September 30, 2003, 2004 and 2005 is filed with this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, are not applicable, or the required information is shown on the financial statements or the notes thereto.

(3) Exhibits:

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)

3.4		Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

4.1		Specimen Certificate evidencing shares of common stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

4.2		Registration Rights Agreement, dated December 16, 2003, between Registrant and certain stockholders signatory thereto. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.1		Credit Agreement, dated October 26, 2004, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)

10.2		Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.5		Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.6		2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 dated January 13, 2004 (No. 333-111900).)

10	.6.1	Form of Stock Option Grant Agreement (Filed herewith).

Exhibit
Number	Description

10.7	Amended and Restated 2003 Employee Stock Purchase Plan. (Filed herewith.)

10.8	Amended and Restated Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Robert D. Hartman, as amended. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.9	Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and John C. White, as amended. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.10	Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Kimberly J. McWaters, as amended. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.11	Employment Agreement, dated November 30, 2003, between Registrant and Jennifer L. Haslip. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.12	Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.13	Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.14	Lease Agreement, dated July 2, 2001, as amended, between John C. and Cynthia L. White, as trustees of the John C. and Cynthia L. White 1989 Family Trust, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.15	Lease Agreement, dated July 2, 2001, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.16	Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 5, 2004, or an amendment thereto (No. 333-114185).)

21.1	Subsidiaries of Registrant. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

By:	/s/ John C. White

JOHN C. WHITE
Chairman of the Board
Date: December 14, 2005
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. White and Jennifer L. Haslip, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. White John C. White	Chairman of the Board	December 14, 2005

/s/ Kimberly J. McWaters Kimberly J. McWaters	President and Chief Executive Officer (Principal Executive Officer) and Director	December 14, 2005

/s/ Jennifer L. Haslip Jennifer L. Haslip	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 14, 2005

/s/ Robert D. Hartman Robert D. Hartman	Director	December 14, 2005

/s/ A. Richard Caputo, Jr. A. Richard Caputo, Jr.	Director	December 14, 2005

Signature	Title	Date

/s/ Conrad A. Conrad Conrad A. Conrad	Director	December 14, 2005

/s/ Michael R. Eisenson Michael R. Eisenson	Director	December 14, 2005

/s/ Kevin P. Knight Kevin P. Knight	Director	December 14, 2005

/s/ Roger S. Penske Roger S. Penske	Director	December 14, 2005

/s/ Linda J. Srere Linda J. Srere	Director	December 14, 2005

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of Universal Technical Institute, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for the assessment of the effectiveness of internal control over financial reporting. As defined by Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
      Management of the Company has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Universal Technical Institute, Inc.:
      We have completed an integrated audit of Universal Technical Institute, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Technical Institute, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 15 to the consolidated financial statements, effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Phoenix, Arizona
December 14, 2005

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2005

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$42,602	$52,045
Restricted cash	10,395	200
Restricted investments	—	16,198
Receivables, net	20,124	21,244
Deferred tax asset	785	7,053
Prepaid expenses and other assets	3,222	6,958

Total current assets	77,128	103,698
Property and equipment, net	36,925	74,417
Investment in land	71	—
Goodwill	20,579	20,579
Other assets	1,613	1,914

Total assets	$136,316	$200,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,816	$39,124
Current portion of long-term capital lease obligation	37	6
Deferred revenue	34,523	42,840
Accrued tool sets	2,852	3,401
Other current liabilities	288	4,510

Total current liabilities	70,516	89,881
Long-term portion of capital lease obligation	6	—
Distributions payable to shareholders	71	—
Deferred tax liability	3,054	7,622
Other liabilities	7,644	7,372

Total liabilities	81,291	104,875

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $.0001 par value, 100,000,000 shares authorized, 27,781,068 shares issued and outstanding at September 30, 2004 and 27,980,610 shares issued outstanding at September 30, 2005	1	1
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	110,105	114,994
Accumulated deficit	(55,081)	(19,262)

Total shareholders’ equity	55,025	95,733

Total liabilities and shareholders’ equity	$136,316	$200,608

      The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended September 30,

	2003	2004	2005

	(In thousands, except per share
	amounts)
Net Revenues	$196,495	$255,149	$310,800
Operating expenses:
Educational services and facilities	92,443	116,730	145,026
Selling, general and administrative	67,896	88,297	109,996

Total operating expenses	160,339	205,027	255,022

Income from operations	36,156	50,122	55,778

Other expense (income):
Interest income	(475)	(328)	(1,577)
Interest expense	3,601	1,263	116
Interest expense related parties	532	96	—
Other expense (income)	(234)	1,134	—

Total other expense	3,424	2,165	(1,461)

Income before income taxes	32,732	47,957	57,239
Income tax expense	12,353	19,137	21,420

Net income	20,379	28,820	35,819
Preferred stock dividends	(6,413)	(776)	—

Net income available to common shareholders	$13,966	$28,044	$35,819

Earning per share — basic:
Net income per share — basic	$1.03	$1.14	$1.28

Net income per share — diluted	$0.79	$1.04	$1.26

Weighted average number of common shares outstanding:
Basic	13,543	24,659	27,899

Diluted	25,051	27,585	28,536

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock						Total
			Paid-In	Treasury	Accumulated	Subscriptions	Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Receivable	Equity

	(In thousands, except per share amounts)
Balance at September 30, 2002	13,466	$1	$—	$(15)	$(95,659)	$(486)	$(96,159)
Net income	—	—	—	—	20,379	—	20,379
Exercise of stock options	470	—	108	—	—	(108)	—
Proceeds paid on subscription receivable	—	—	—	—	—	566	566
Tax benefit from employee stock option plan	—	—	1,287	—	—	—	1,287
Stock option compensation recorded	—	—	63	—	—	—	63
Dividends on preferred stock	—	—	(1,458)	—	(2,830)	—	(4,288)
Cash dividends:
Preferred Series D @ $901.495 per share	—	—	—	—	(2,125)	—	(2,125)
Common stock @ $0.207 per share	—	—	—	—	(2,875)	—	(2,875)
Retirement of treasury stock	(63)	—	—	15	(15)	—	—

Balance at September 30, 2003	13,873	1	—	—	(83,125)	(28)	(83,152)
Net income	—	—	—	—	28,820	—	28,820
Issuance of common stock, net	3,250	—	58,977	—	—	—	58,977
Conversion of preferred stock	10,571	—	48,540	—	—	—	48,540
Proceeds received on subscription receivable	—	—	—	—	—	28	28
Issuance of common stock under employee plans	82	—	1,285	—	—	—	1,285
Tax benefit from employee stock plans	—	—	495	—	—	—	495
Stock compensation	5	—	808	—	—	—	808
Dividends on preferred stock	—	—	—	—	(776)	—	(776)

Balance at September 30, 2004	27,781	1	110,105	—	(55,081)	—	55,025
Net income	—	—	—	—	35,819	—	35,819
Issuance of common stock under employee plans	193	—	3,396	—	—	—	3,396
Tax benefit from employee stock plans	—	—	1,211	—	—	—	1,211
Stock compensation	6	—	282	—	—	—	282

Balance at September 30, 2005	27,980	$1	$114,994	$—	$(19,262)	$—	$95,733

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2003	2004	2005

	(In thousands)
Cash flows from operating activities:
Net income	$20,379	$28,820	$35,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,382	8,812	9,777
Bad debt expense	2,470	2,295	4,211
Tax benefit from option exercise	1,287	495	1,211
Stock compensation	63	808	282
Deferred income taxes	484	3,299	(1,700)
Loss on sale of property and equipment	122	325	161
Write-off of deferred financing fees	467	1,099	—
Preferred stock interest expense	292	265	—
Gain on early retirement of debt	(701)	—	—
Changes in assets and liabilities:
Restricted cash	—	(10,395)	10,195
Receivables	(9,799)	(2,563)	(5,319)
Prepaid expenses and other assets	(108)	(1,059)	(3,736)
Other assets	(2,012)	1,496	(299)
Accounts payable and accrued expenses	8,184	6,578	4,648
Deferred revenue	5,265	8,831	8,317
Accrued tool sets and other current liabilities	2,564	(3,362)	4,771
Other liabilities	1,077	1,917	(575)

Net cash provided by operating activities	36,416	47,661	67,763

Cash flows from investing activities:
Purchase of property and equipment	(11,977)	(16,975)	(45,839)
Proceeds from sale of property and equipment	20	36	9
Proceeds from the sale of land	303	—	185
Purchase of securities with intent to hold to maturity	—	—	(32,002)
Proceeds received upon maturity of investments	—	—	16,167

Net cash used in investing activities	(11,654)	(16,939)	(61,480)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $7,648 for the fiscal year ended September 30, 2004	—	58,977	—
Repayment of long-term debt borrowings	(18,017)	(31,831)	(37)
Repayment of subordinated debt	(10,310)	—	—
Payment of deferred finance fees	—	—	(14)
Distribution to stockholders	(303)	—	(185)
Proceeds from issuance of common stock under employee plans	—	1,285	3,396
Redemption of mandatory redeemable preferred stock	—	(12,946)	—
Dividends paid	(5,000)	(12,558)	—
Proceeds from subscriptions receivable	4,239	28	—

Net cash (used in) provided by financing activities	(29,391)	2,955	3,160

Net increase in cash and cash equivalents	(4,629)	33,677	9,443
Cash and cash equivalents, beginning of year	13,554	8,925	42,602

Cash and cash equivalents, end of year	$8,925	$42,602	$52,045

	Year Ended September 30,

	2003	2004	2005

	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Taxes paid	$8,177	$18,037	$18,177

Interest Paid	$4,744	$1,219	$111

Training equipment obtained in exchange for services	$1,475	$1,496	$1,323

Retainage for construction projects	$—	$—	$718

Preferred dividends accrued but unpaid	$4,288	$—	$—

Exercise of stock options	$108	$—	$—

Exchange of preferred stock for common stock	$—	$48,540	$—

Construction liability recognized as operating lease	$(2,064)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.	Nature of the Business

Business Description
      We are a provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at nine campuses and manufacturer specific advanced training (MSAT) programs, that are sponsored by the manufacturer or dealer at 21 dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals.
      During fiscal 2005, we suspended MSAT training at the Ford Technical Institute in Dearborn, Michigan and during November 2005, we integrated our Audi MSAT program at Glendale Heights, Illinois into our other Audi training centers. During October 2005, we opened our tenth campus located in Sacramento, California.
      On November 11, 2003 we approved a 4,350-to-1 stock split of our common shares to be effective immediately prior to the consummation of our initial public offering which occurred on December 17, 2003. All share and per share amounts in the financial statements have been adjusted to reflect the stock split.

2.	Government Regulation and Financial Aid
      Our schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (ED). During the years ended September 30, 2003, 2004 and 2005, approximately 68%, 72% and 70%, respectively, of our net revenues were indirectly derived from funds distributed under Title IV Programs.
      To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. For these reasons, our schools are subject to extensive regulatory requirements imposed by all of these entities. After our schools receive the required certifications by the appropriate entities, our schools must demonstrate their compliance with the ED regulations of the Title IV Programs on an ongoing basis. Included in these regulations is the requirement that we must satisfy specific standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based upon the institutions’ annual audited financial statements, as well as following a change in ownership of the institution. Under regulations which took effect July 1, 1998, ED calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit.
      An institution that does not meet ED’s minimum composite score requirements may establish its financial responsibility as follows:

•	by posting a letter of credit in favor of ED in an amount equal to 50% of the Title IV Program funds received by the institution during the institution’s most recently completed fiscal year;

•	by posting a letter of credit in an amount equal to at least 10% of the Title IV Program funds received during the institution’s prior year, accepting provisional certification, complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement; or

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	by complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement.
      Based on its review of our financial statements for our fiscal years 1999, through 2003, ED determined that we did not satisfy its financial responsibility standards. Consequently, beginning in November 2000, we were required to post a letter of credit on behalf of our institutions in favor of ED and to accept provisional certification and additional ED reporting and monitoring procedures. At September 30, 2005, we had an outstanding letter of credit in the amount of $14.4 million, representing approximately 10% of the total Title IV Program funds received by our institutions in the year ended September 30, 2003, as calculated by ED. In October 2005, we received notification from ED that, based upon its review of our fiscal 2004 financial statements, we comply with the minimum financial responsibility standards and are no longer required to post a letter of credit. We are still required to credit students’ accounts before requesting and receiving Title IV Program funds and two of our institutions are required to file additional reports with ED regarding their receipt of Title IV Program funds.

3.	Summary of Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Universal Technical Institute, Inc. and each of its wholly-owned subsidiaries (collectively “we” and “our”). All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
      Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for guarantees and scholarships we sponsor. Tuition and fee revenue is recognized on a pro-rata (straight-line) basis over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 96% of our net revenues for the fiscal year ended 2003 and 97% of our net revenues for the fiscal years ended 2004 and 2005 consisted of tuition. Our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 12 to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated financial statements because it is expected to be earned within the twelve-month period immediately following the date on which such liability is reflected in our consolidated financial statements.

Cash and Cash Equivalents
      We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash
      At September 30, 2005, restricted cash represents an amount held in escrow that may be used in the future to pay our allocated portion of municipal improvements and is related to the purchase of our campus in Norwood, Massachusetts. At September 30, 2004, $10.4 million of restricted cash represented collateral provided to the issuer of our letter of credit in favor of ED in the amount of $9.9 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Investments
      Restricted investments represents collateral provided to the issuer of our letter of credit in favor of the ED. At September 30, 2005, we had an outstanding letter of credit in favor of ED in the amount of $14.4 million which was collateralized by a United States government agency discount note with a scheduled maturity in November 2005. At September 30, 2005, this investment is carried at amortized cost because we intend to hold, and we have the ability to hold, this security until maturity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. During October 2005, we received notification from ED that we are no longer required to post a letter of credit. ED returned the letter of credit and in November 2005, the restricted investment balance became available for general corporate use.

Deferred Financing Fees
      Costs incurred in connection with obtaining financing are capitalized and amortized using the effective interest method over the term of the related debt. Amortization of deferred financing fees was $0.5 million for the year ended September 30, 2003, $0.2 million for the year ended September 30, 2004 and $4.0 thousand for the year ended September 30, 2005. In the year ended September 30, 2003, we wrote off approximately $0.5 million in deferred finance costs related to the early repayment of term debt. In the year ended September 30, 2004, we wrote off an additional $0.7 million in deferred financing costs related to the early payoff of term debt and $0.4 million related to the early termination of our former credit facility. These amounts have been included in other income and expense for all periods presented.

Property and Equipment
      Property, equipment and leasehold improvements are recorded at cost. Amortization of equipment under capital leases and leasehold improvements are calculated using the straight-line method over the remaining useful life of the asset or term of lease, whichever is shorter. Equipment under capital leases totaled approximately $1.8 million with accumulated amortization of approximately $1.7 million at September 30, 2004 and totaled approximately $1.8 million with accumulated amortization of approximately $1.7 million at September 30, 2005. Depreciation is calculated using the straight-line method over the estimated useful life. The estimated useful life of our building is 35 years. The estimated useful life of our training, office and computer equipment ranges from 3 to 7 years. The estimated useful life of our vehicles is 5 years.
      Depreciation and amortization related to our property and equipment was $5.9 million for the year ended September 30, 2003, $8.6 million for the year ended September 30, 2004, and $9.8 million for the year ended September 30, 2005. Maintenance and repairs are expensed as incurred.

Software Development Costs
      We capitalize certain internal software development costs which are amortized using the straight-line method over the estimated lives of the software and range from 5 to 7 years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Depreciation related to internally developed software was $0.2 million for the year ended September 30, 2003, $0.3 million for the year ended September 30, 2004 and $0.5 million for the year ended September 30, 2005.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets
      Goodwill represents the excess of the cost of the acquired businesses over the fair market value of the acquired net assets. We account for our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is no longer amortized and instead is tested for impairment on an annual basis. We utilize the present value of future cash flow approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation in determining fair value. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. We completed our impairment test of goodwill during the fourth quarter of 2004 and 2005 and determined there was no impairment.

Impairment of Long-Lived Assets
      We review the carrying value of our long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, we assess the potential impairment of property and equipment and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made. For the year ended September 30, 2004, we recognized in accordance with SFAS No. 144, a charge of $1.2 million related to the acceleration of depreciation throughout fiscal 2004 related to leasehold improvements for a campus we relocated in September 2004.

Advertising Costs
      Costs related to advertising are expensed as incurred and totaled approximately $7.9 million for the year ended September 30, 2003, $12.0 million for the year ended September 30, 2004, and $16.2 million for the year ended September 30, 2005.

Start-up Costs
      Costs related to the start-up of new campuses are expensed as incurred.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123,” which defines a fair value based method and addresses common stock and options awarded to employees as well as those awarded to non-employees in exchange for products and services. SFAS No. 123 and its amendments and APB Opinion No. 25 have been superseded by SFAS No. 123(R), which is currently scheduled to be effective beginning with our fiscal quarter ending December 31, 2005. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

	Years Ending September 30,

	2003	2004	2005

Net income available to common shareholder — as reported	$13,966	$28,044	$35,819
Add stock-based compensation expense included in reported net income, net of taxes	39	371	32
Deduct total stock-based employee compensation expenses determined using the fair value based method, net of taxes	(163)	(1,808)	(2,300)

Net income — pro forma	$13,842	$26,607	$33,551

Earnings per share — basic — as reported	$1.03	$1.14	$1.28

Earnings per share — diluted — as reported	$0.79	$1.04	$1.26

Earnings per shares — basic — pro forma	$1.02	$1.08	$1.20

Earnings per shares — diluted — pro forma	$0.78	$0.99	$1.18

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used for grants made during each of the years ended September 30, 2003, 2004 and 2005

	Years Ending September 30,

	2003	2004	2005

Expected lives	5 years	5 years	5 years
Risk-free interest rate	3.25%	3.25%	3.77%
Dividend yield	—	—	—
Expected volatility	—	34.48%	34.46%

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income
      SFAS No. 130, “Reporting Comprehensive Income,” requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income. There are no differences between our net income, as reported, and comprehensive income, as defined for the periods presented.

Concentration of Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and receivables.
      We place our cash and cash equivalents with high quality financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $0.1 million.
      We extend credit for tuition and fees to the majority of our students that are in attendance at our campuses. Our credit risk with respect to these accounts receivable is partially mitigated through the students’ participation in federally funded financial aid programs, unless students withdraw prior to the receipt by us of Title IV Program funds for those students. In addition, our remaining tuition receivable is primarily comprised of smaller individual amounts due from students throughout the United States.
      Our students have traditionally received their FFEL student loans from a limited number of lending institutions. FFEL student loans comprised approximately 84%, 87% and 86% of our total Title IV Program funds received for the fiscal years ended September 30, 2003, 2004 and 2005, respectively. One lending institution, Sallie Mae, provides the majority of the FFEL loans that our students received. In addition, one student loan guaranty agency, EdFund, guaranteed more than 95% of the FFEL loans made to our students.

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

Fair Value of Financial Instruments
      The carrying value of cash equivalents, restricted cash, restricted investments, accounts receivable and payable, accrued liabilities and deferred tuition approximates their fair value at September 30, 2004 and 2005 due to the short-term nature of these instruments.
      The carrying value of the portion of our long-term debt with stated interest rates reflects its fair value at September 30, 2004 based on current rates offered to us on debt with similar maturities and characteristics.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Common Share
      SFAS No 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. The weighted average number of common shares used in determining basic and diluted earnings per share for the years ended September 30, 2003, 2004 and 2005 are as follows:

	Year Ended September 30,

	2003	2004	2005

Basic earnings per share:
Net income	$20,379	$28,820	$35,819
Less preferred stock dividends:
Mandatory redeemable preferred stock	876	—	—
Redeemable convertible preferred stock	5,537	776	—

	6,413	776	—

Income available to common shareholders	$13,966	$28,044	$35,819

Weighted average shares outstanding (in thousands)	13,543	24,659	27,899

Basic earnings per share	$1.03	$1.14	$1.28

Diluted earnings per share:
Income available to common shareholders	$13,966	$28,044	$35,819
Add redeemable convertible preferred stock dividends	5,537	776	—
Add convertible promissory note interest expense, net of taxes	320	—	—

Income available to common shareholders	$19,823	$28,820	$35,819

Weighted average number of shares (in thousands):
Basic shares outstanding	13,543	24,659	27,899
Dilutive effect of:
Options related to the purchase of common stock	667	614	637
Convertible promissory note payable	587	—	—
Convertible preferred stock	10,254	2,312	—

Diluted shares outstanding	25,051	27,585	28,536

Diluted earnings per share	$0.79	$1.04	$1.26

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123(R).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments to be based on the grant-date fair value of the award and prescribes either the modified prospective or the modified retrospective transition method of adoption. We have opted to utilize the modified prospective transition method of adoption, which results in recognition of compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date, as opposed to the modified retrospective transition method which provides for retroactive restatement. The cost associated with grant awards will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) is effective as of the beginning of the first interim reporting period of our first fiscal year beginning on or after June 15, 2005. The first interim period of our first fiscal year beginning on or after June 15, 2005 will be the quarter ending December 31, 2005. We estimate the effect of adopting SFAS No. 123(R), based upon outstanding equity awards as of September 30, 2005, will be approximately $4.5 million for our 2006 fiscal year, which begins October 1, 2005. This estimate does not include the impact of additional equity awards which may be granted or forfeitures which may occur subsequent to September 30, 2005 and prior to our adoption of SFAS No. 123(R).
      In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation should be accounted for and when the fair value of an asset retirement obligation is deemed to be estimable on a reasonable basis. FIN 47 is effective for fiscal years ending after December 15, 2005. We believe our adoption of FIN 47 will not have a material impact on our consolidated financial statements or disclosures.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The intent of SFAS No. 154 is to improve financial reporting by enhancing the consistency of financial information between periods. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005 We believe our adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements or disclosures.

4.	Receivables
      Receivables, net consist of the following:

	September 30,

	2004	2005

Tuition receivables	$19,148	$22,711
Other receivables	2,997	1,602

Receivables	22,145	24,313
Less allowance for uncollectible accounts	(2,021)	(3,069)

	$20,124	$21,244

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment
      Property and equipment, net consist of the following:

	September 30,

	2004	2005

Land	$—	$3,832
Building	—	8,847
Leasehold improvements	13,411	17,720
Training equipment	26,732	33,823
Office and computer equipment	16,715	21,120
Internally developed software	3,006	3,881
Vehicles	625	693
Construction in progress	777	14,575

	61,266	104,491
Less accumulated depreciation and amortization	(24,341)	(30,074)

	$36,925	$74,417

      At September 30, 2005, construction in progress includes $11.1 million of building improvements related to the retrofitting of our Norwood, Massachusetts building, which was purchased in February 2005.

6.	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses consist of the following:

	September 30,

	2004	2005

Accounts payable	$8,273	$9,765
Accrued compensation and benefits	19,332	21,073
Other accrued expenses	5,211	8,286

	$32,816	$39,124

7.	Investment in Land
      We previously acquired land in Phoenix, Arizona for possible future expansion. We did not make formal plans for the development of the land and placed the land for sale. The land parcels were valued at the lower of cost or market value less selling costs. In connection with our 1999 recapitalization in which we issued additional common stock and our Series C preferred stock, we agreed to distribute any proceeds received from the sale of the land to the participating common shareholders. The carrying value of the land and corresponding long-term liability was $0.1 million at September 30, 2004.
      During the year ended September 30, 2005, we sold the final parcel of the land held for sale. Total proceeds from the sale were $0.2 million and were distributed to the participating common shareholders.

8.	Revolving Credit Facility
      On October 26, 2004, we entered into a new credit agreement with a bank for a revolving line of credit in the amount of $30.0 million and a standby letter of credit facility in the amount of $20.0 million. We have the option to issue letters of credit under either the revolving line of credit thereby reducing our borrowing

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
availability or under the standby letter of credit facility. The revolving line of credit is guaranteed by UTI Holdings, Inc. and each of its wholly owned subsidiaries. The standby letter of credit facility is collateralized by an investment collateral account equal to the advance rate, as defined, and dependent upon the underlying collateral investment. Effective November 1, 2004, we issued a letter of credit in favor of ED in the amount of $14.4 million which was collateralized by a $16.2 million investment held in marketable securities. We had $30.0 million available to borrow and there were no outstanding borrowings under our revolving line of credit at September 30, 2005.
      In October 2005, we were notified by ED that we were no longer required to post a letter of credit as a result of their review of our fiscal 2004 financial statements. Upon the release of our issued and outstanding letter of credit, our restricted investments became available for general corporate purposes.
      The credit agreement requires interest to be paid quarterly in arrears on the revolving line of credit based upon the lender’s interest rate less 0.50% per annum or LIBOR plus 0.625% per annum, at our option. The revolving line of credit also requires an unused commitment fee payable quarterly in arrears equal to 0.125% per annum. Issued letters of credit bear fees of 0.625% per annum under the revolving line of credit and 0.375% per annum under the standby letter of credit facility. Interest on issued letters of credit is payable quarterly in advance.
      The credit agreement contains certain restrictive covenants, including but not limited to maintenance of certain financial ratios and restrictions on indebtedness, contingent obligations and investments. In addition, the credit agreement requires that we maintain our accreditation and eligibility for receiving Title IV Program funds. At September 2005, we were in compliance with these covenants.
      Effective September 30, 2004, we terminated our old Credit Agreement. There were no outstanding borrowings under the revolving credit facility and we had an outstanding letter of credit of $9.9 million issued to the ED at the time of termination. In connection with the termination of the old Credit Agreement, we provided $10.4 million in cash collateral for the $9.9 million issued and outstanding letter of credit which expired on November 9, 2004.

9.	Long-Term Debt and Capital Leases
      On December 23, 2003, we used proceeds received from our initial public offering to repay all of the then outstanding term debt totaling $31.5 million. In July 2003, we amended the Second Amendment and Restatement of Credit Agreement (old Credit Agreement), which provided an increase in our available borrowing under our revolving credit facility from $20.0 million to $30.0 million; increased the limit for letters of credit issued under our revolving credit facility; increased the level of permitted capital expenditures and provided more favorable interest rates. In connection with the amendment, we were required to repay $15.0 million on our then outstanding term loans.
      In addition, as a result of the early payment of term debt, we recognized a charge of approximately $0.7 million related to the write-off of unamortized deferred financing fees during our 2004 fiscal year. As discussed in Note 8, our old Credit Agreement was terminated effective September 30, 2004, at which time we recognized an additional charge of approximately $0.4 million related to the write-off of remaining unamortized deferred financing and administrative fees.
      We have various capital leases related to training equipment utilized in our campus classrooms and office equipment. These capital leases bear interest at rates ranging from 12.0% to 12.5% and are collateralized by the underlying equipment.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments under our capital lease agreements are as follows:

Year ending September 30, 2006	$6
Thereafter	—

Present value of minimum lease payments	6
Less current portion, net of interest	(6)

Capital lease obligation, less current portion	$—

10.	Income Taxes
      The components of income tax expense are as follows:

	Year Ended September 30,

	2003	2004	2005

Current expense	$10,582	$15,343	$21,909
Deferred expense (benefit)	484	3,299	(1,700)
Charge in lieu of taxes attributable to stock option exercise	1,287	495	1,211

Total provision for income taxes	$12,353	$19,137	$21,420

      The income tax provision differs from the tax that would result from application of the statutory federal tax rate. The reasons for the differences are as follows:

	Year Ended September 30,

	2003	2004	2005

Income tax expense at statutory rate	$11,455	$16,785	$20,034
Nondeductible secondary offering expenses	—	226	—
Nondeductible preferred stock dividend	102	93	—
Provision (release) of tax reserve	(721)	259	9
Nondeductible meals and entertainment	81	121	185
State income taxes, net of federal tax benefit	1,449	1,600	1,183
Other, net	(13)	53	9

Total income tax expense	$12,353	$19,137	$21,420

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the deferred tax assets (liabilities) are recorded in the accompanying Consolidated Balance Sheets as follows:

	September 30,

	2004	2005

Gross deferred tax assets:
Compensation not yet deductible for tax	$3,193	$3,029
Receivable reserves	792	1,203
Expenses and accruals not yet deductible	2,745	3,955
Deferred revenue	173	580
Net operating loss and net capital loss carryovers	16,363	16,541
State tax credit carryforwards	—	764
Valuation allowance	(16,083)	(16,038)

Total gross deferred tax assets	7,183	10,034

Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(3,259)	(3,884)
Depreciation and amortization of property and equipment	(5,525)	(5,443)
Other	(668)	(1,276)

Total gross deferred tax liabilities	(9,452)	(10,603)

Net deferred tax liability	$(2,269)	$(569)

      We had a valuation allowance of $16.1 million and $16.0 million at our fiscal years ending September 30, 2004 and 2005, respectively, to reduce our deferred tax assets to an amount that management believes is more likely than not to be realized. The valuation allowance primarily relates to a deferred tax asset arising from a capital loss carryforward from the sale of a discontinued business. The utilization of capital loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Our capital loss carryforward expires in 2006.

11.	Noncompete and Consulting Agreements
      Our management consulting agreement with certain private equity investors terminated with the consummation of our initial public offering in December 2003. We have recorded and paid management consulting fees of $0.8 million for the year ended September 30, 2003 and $0.2 million for the year ended September 30, 2004. We paid no such fees during the year ended September 30, 2005.

12.	Commitments and Contingencies

Operating Leases
      We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight line basis. Two of our campus properties are leased from a related party.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future minimum rental commitments at September 30, 2005 for all non-cancelable operating leases for each of the years ending September 30 are as follows:

Year ending September 30,
2006	$18,214
2007	17,895
2008	17,644
2009	17,201
2010	16,852
Thereafter	152,846

$240,652

      Rent expense for operating leases was approximately $11.0 million, $14.3 million and $18.1 million for the years ended September 30, 2003, 2004 and 2005, respectively. Rent paid to related parties was approximately $1.7 million, $1.9 million and $1.8 million for the years ended September 30, 2003, 2004 and 2005, respectively.

Licensing Agreement
      In 1997, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses and delivery of services on our campuses. The agreement was amended in May 2004. Under the terms of the amended license agreement, we are committed to pay royalties based upon a flat per student fee for students who elect and attend the licensed program. Minimum payments are required as follows: $0.3 million for calendar years 2004 and 2005; $0.4 million for calendar year 2006; and $0.5 million for calendar year 2007. A license fee is also payable based upon a percentage of net sales related to the sale of any product which bears the licensed trademark. In addition, we are required to pay a minimum marketing and advertising fee for which in return we receive the right to utilize certain advertising space in the licensor’s published periodicals. The minimum marketing and advertising fee is as follows: $0.4 million for the calendar year 2004; $0.6 million for calendar years 2005 and 2006; and $0.7 million for fiscal year 2007. The agreement expires December 31, 2007.
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
      We received written notice from a third party that certain of our former employees had allegedly used the intellectual property assets of the third party in the development of our e-learning training products. We participated in a mediation and, in August 2005, reached a settlement regarding these claims. Under the terms of the settlement agreement, we paid $500,000 within ten business days of the execution of the agreement.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under the settlement agreement, we have agreed, over a two-year period, to purchase $3.6 million of courseware licenses that will expire no later than December 2010.

Vendor Relationship
      In 1998, we entered into an agreement with Snap-on Tools. Our agreement with Snap-on Tools was renewed in December 2004 and expires in January 2009. The agreement provides that we may purchase promotional tool kits for our students from Snap-on Tools at a discount from their list price. In addition, we earn credits that are redeemable for equipment we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant Snap-on Tools exclusive access to our campuses, to display advertising and to use Snap-on tools to train our students. The credits earned under this agreement may be redeemed for Snap-on Tools equipment at the full retail list price, which is more than we would be required to pay using cash.
      Students are each provided a tool kit upon completing certain coursework. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have reached the phase in which the promotional tool kits are provided.
      As we have opened new campuses, Snap-on Tools has historically advanced us credits for the purchase of their tools or equipment that support our new campus growth. At September 30, 2003, 2004 and 2005, our net Snap-on Tools liability resulting from using credits in excess of credits earned was $0.7 million, $1.1 million and $1.2 million, respectively.
      Upon termination of the agreement, we continue to earn credits relative to promotional tool kits we purchase or additional tools our active students purchase. We continue to earn these credits until a tool kit is provided to the last student eligible under the agreement.

Student Loan Guarantee
      Effective in July 2005, we extended the terms of our previous agreement with a third party lender to provide an alternative loan option to our students who do not qualify for other available student loan options we provide. The new agreement expires in June 2009. Under the terms of the new agreement, our requirement to provide a guarantee was reduced from 40% to 25% of the loans issued under this program. Under the terms of the agreement, we have a funding limit of $10.0 million through June 30, 2006. Additional available funding will be reassessed on each anniversary date. We are required to pay the guarantee amount to the lender twice monthly based upon loan proceeds received. The funding of our guarantee for loans issued under this program along with interest accrued in the reserve account may be used for the full and prompt payment of 100% of outstanding principal, accrued interest and other charges and fees for loans that default, as defined in the agreement.
      We follow the accounting and disclosure guidance provided by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others” (FIN 45). Accordingly, we have recognized a liability for our full guarantee based upon the present value of expected cash flows under this guarantee agreement. We have recognized a guarantee liability and a corresponding guarantee receivable of $0.1 million and $0.6 million for the years ended September 30, 2004 and 2005, respectively. The guarantee liability is recognized as a reduction of tuition revenue over the matriculation of the student through their program.

Executive Employment Agreements
      We have entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future employment contract commitments for such employees were approximately $1.0 million for the fiscal year ending September 30, 2006.

Change in Control Agreements
      We have entered into severance agreements with key executives that provide for the continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in corporate structure that results in a change in control. Under the terms of the severance agreements, these employees are entitled to twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive their unearned portion of the target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The agreements expire in 2007, with an automatic one year renewal if notice of intent to terminate is not provided by us 90 days prior to expiration. The future employment contract commitments for such employees were approximately $1.1 million for the fiscal year ending September 30, 2006.

Surety Bonds
      Each of our campuses must be authorized by the applicable state education agency of the state in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At September 30, 2005, we have posted surety bonds in the total amount of approximately $12.4 million.

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
      As previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. The claim is based on the assertion that the former owner of NTT promised them such payments upon completion of a public offering of our common stock. We believe the demand for payment is without merit. On May 14, 2004, plaintiffs filed suit in Boulder County, Colorado District Court seeking payment in accordance with their demand. We filed a motion to dismiss due to lack of personal jurisdiction and improper venue. On November 10, 2004, the Colorado District Court dismissed the suit on the basis that the forum selection clause in the agreement, under which plaintiffs claimed they were owed payment, specified that any action arising under the agreement must be brought in state or federal court in Phoenix, Arizona. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We have filed a motion to dismiss this claim and we are proceeding to the discovery stage of litigation.

13.	Employee Benefit Plans

401(k) Plan
      We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made contributions totaling approximately $0.7 million for the year ended September 30, 2003, $0.9 million for the year ended September 30, 2004, and $1.2 million for the year ended September 30, 2005.

Deferred Compensation Plan
      We have deferred compensation agreements with five of our employees, providing for the payment of deferred compensation to each employee in the event that the employee is no longer employed by us. Under each agreement, the employee shall receive an amount equal to the compensation the employee would have earned if the employee had repeated the employment performance of the prior twelve months. We will pay the deferred compensation in a lump sum or over the period in which the employee would typically have earned the compensation had the employee been actively employed, at our option. Our commitment under the deferred compensation agreements was approximately $1.2 million in each fiscal year ended September 30, 2004 and 2005.

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

	2004	2005

Plan Assets:
Receivables, net	$262	$—
Plan Liabilities:
Accounts payable and accrued expenses	$460	$—

14.	Common Stock
      Holders of our common stock are entitled to receive dividends when and as declared by the board of directors and have the right to one vote per share on all matters.
      On December 17, 2003, we sold approximately 3.3 million shares of our common stock in an initial public offering. On December 22, 2003, we consummated an exchange offer pursuant to which we offered to exchange the outstanding shares of our series A, series B and series C preferred stock for shares of our common stock at an exchange price equal to our initial public offering price. An aggregate total of approximately 6,500 shares of series A, series B and series C preferred stock were presented for exchange, representing a face value of approximately $6.5 million, and we issued an aggregate of approximately 0.3 million shares of our common stock. In addition, our series D preferred stock automatically converted to common stock upon the consummation of our initial public offering. Accordingly, the approximately 2,357 shares of series D preferred stock representing a face value of $45.5 million were converted into approximately 10.3 million shares of common stock.
      Effective with our initial public offering, our Amended and Restated Certificate of Incorporation increased the number of authorized common shares from approximately 37.0 million shares to 100.0 million

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares and increased the number of authorized preferred shares from 25,000 shares to 10.0 million shares. In addition, our board of directors and shareholders approved the Universal Technical Institute, Inc. 2003 Employee Stock Purchase Plan (ESPP) and the Universal Technical Institute, Inc. 2003 Stock Incentive Plan (SIP), effective upon the consummation of our initial public offering, whereby we have reserved 0.3 million shares of common stock for the ESPP and approximately 4.4 million shares of common stock for the SIP.

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
      The following table presents a comparison of net income as if SFAS 150 had been adopted at the beginning of the earliest period presented:

	Year Ended September 30,

	2003	2004	2005

Reported net income	$20,379	$28,820	$35,819
Less preferred stock dividend for Series A, Series B and Series C preferred stock	876	—	—

Adjusted net income	19,503	28,820	35,819
Less preferred stock dividend for Series D preferred stock	5,537	776	—

Net income available for common shareholders	$13,966	$28,044	$35,819

      At September 30, 2004 and 2005 there was no preferred stock issued and outstanding.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Employee Stock Plans

Management Stock Option Plans
      We have two stock option plans, which we refer to as the Management 2002 Stock Option Program (2002 Plan) and the 2003 Stock Incentive Plan (2003 Plan).
      The 2002 Plan was approved and adopted on April 1, 2002 and authorized the issuance of options to purchase 746,022 shares of our common stock. Options to acquire 609,251 shares were granted on April 1, 2002 at an exercise price of $4.40 per share, the fair market value of our common stock as of that date. On February 25, 2003, our Board of Directors authorized an additional 36,978 shares to be issued under options to purchase our common stock and granted options on an additional 150,075 shares at an exercise price of $7.31 per share, which was less than the fair market value of $10.18 at that date. In accordance with APB Opinion No. 25 (APB 25), we have recorded approximately $0.1 million of expense for our fiscal years ended September 30, 2003, 2004 and 2005 related to the 2002 Plan option grants. Options issued under the 2002 Plan vest ratably each year over a four-year period.
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
      The 2003 Plan was approved and adopted effective December 22, 2003 upon consummation of the initial public offering. The 2003 Plan authorized the issuance of options to purchase approximately 4.4 million shares of our common stock. We recognized our employees and awarded options to purchase approximately 1.5 million shares of our common stock during the year ended September 30, 2004 and 0.6 million shares during the year ended September 30, 2005. All options issued were issued at the fair market value of our common stock as of the grant date and typically vest ratably over a four-year period. During the 2004 fiscal year, we modified two option grant agreements and provided for an acceleration of vesting. In accordance with APB 25, in connection with these modifications, we recorded additional compensation expense totaling approximately $0.5 million. In accordance with our Board of Directors’ compensation policy, we granted 1,000 shares each to our non-employee members of our Board of Directors and recognized board of director compensation expense of approximately $0.2 million in each fiscal year ending September 30, 2004 and 2005 in accordance with APB 25.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock option activity for 2003, 2004 and 2005:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at September 30, 2002	1,079,052	$2.48
Granted	150,075	$7.31
Exercised	(469,800)	$0.23

Outstanding at September 30, 2003	759,327	$4.97

Granted	1,550,581	$20.97
Exercised	(46,920)	$10.38
Expired	(140,254)	$14.06

Outstanding at September 30, 2004	2,122,734	$15.93

Granted	570,060	$38.06
Exercised	(146,479)	$13.42
Expired	(118,467)	$17.34

Outstanding at September 30, 2005	2,427,848	$20.98

      Stock options exercisable at:

		Weighted
		Average
		Exercise
	Shares	Price

September 30, 2003	152,313	$4.40
September 30, 2004	321,025	$4.94
September 30, 2005	762,371	$11.98
      The following table summarizes information about stock options outstanding and exercisable at September 30, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price Ranges	Outstanding	Price	Contractual Life	Exercisable	Price

$ 4.40 - $ 7.31	593,660	$4.71	6.61	417,891	$4.59
$20.50 - $27.02	1,239,488	$20.53	8.22	337,380	$20.53
$31.27 - $43.57	594,700	$38.16	9.36	7,100	$40.12

	2,427,848	$20.98	8.11	762,371	$11.98

Employee Stock Purchase Plan
      We have an employee stock purchase plan that allows eligible employees of the company to purchase our common stock up to an aggregate of 300,000 shares at semi-annual intervals through periodic payroll deductions. The number of shares of common stock issued under this plan was 35,572 shares in fiscal year 2004 and 47,064 shares in fiscal year 2005. During 2005, we amended our plan to reflect a market price discount of 5% and application of the market price discount to the closing stock price at the end of each offering period. This amendment was effective as of our offering period beginning July 1, 2005.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Our principal business is providing post-secondary education. We also provide manufacturer specific training, and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are not deemed reportable under SFAS No. 131 and are reflected in the Other category. Corporate expenses are allocated to Post-Secondary Education and the Other category.
      Summary information by reportable segment is as follows as of and for the years ended September 30:

	2003

	Post-
	Secondary
	Education	Other	Total

Net revenues	$182,610	$13,885	$196,495
Operating income	$36,030	$126	$36,156
Depreciation and amortization	$5,964	$418	$6,382
Goodwill	$20,579	$—	$20,579
Assets	$80,195	$3,904	$84,099

	2004

	Post-
	Secondary
	Education	Other	Total

Net revenues	$240,291	$14,858	$255,149
Operating income (loss)	$50,412	$(290)	$50,122
Depreciation and amortization	$8,415	$397	$8,812
Goodwill	$20,579	$—	$20,579
Assets	$133,148	$3,168	$136,316

	2005

	Post-
	Secondary
	Education	Other	Total

Net revenues	$294,497	$16,303	$310,800
Operating income	$54,558	$1,220	$55,778
Depreciation and amortization	$9,344	$433	$9,777
Goodwill	$20,579	$—	$20,579
Assets	$197,080	$3,528	$200,608

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Summary (Unaudited)

	First	Second	Third	Fourth	Fiscal
Fiscal 2003	Quarter	Quarter	Quarter	Quarter	Year

Net Revenue	$45,374	$47,358	$48,910	$54,853	$196,495
Income from operations	$8,240	$9,482	$9,171	$9,263	$36,156
Net income available to common shareholders	$3,501	$4,257	$3,948	$2,260	$13,966
Income per share:
Basic	$0.26	$0.32	$0.29	$0.16	$1.03
Diluted	$0.18	$0.21	$0.20	$0.16	$0.79

	First	Second	Third	Fourth	Fiscal
Fiscal 2004	Quarter	Quarter	Quarter	Quarter	Year

Net Revenue	$59,043	$63,684	$62,947	$69,475	$255,149
Income from operations	$14,015	$13,494	$10,865	$11,748	$50,122
Net income available to common shareholders	$6,677	$8,056	$6,636	$6,675	$28,044
Income per share:
Basic	$0.43	$0.29	$0.24	$0.24	$1.14
Diluted	$0.30	$0.28	$0.23	$0.23	$1.04

	First	Second	Third	Fourth	Fiscal
Fiscal 2005	Quarter	Quarter	Quarter	Quarter	Year

Net Revenue	$73,336	$77,482	$76,074	$83,908	$310,800
Income from operations	$15,476	$14,429	$11,450	$14,423	$55,778
Net income available to common shareholders	$9,828	$9,155	$7,605	$9,231	$35,819
Income per share:
Basic	$0.35	$0.33	$0.27	$0.33	$1.28
Diluted	$0.35	$0.32	$0.27	$0.32	$1.26
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning of	Charged to	Write-	End of
	Period	Expense	Offs	Period

	(In thousands)
Allowance accounts for the years ended:
September 30, 2003
Uncollectible accounts receivable	$1,576	2,470	1,725	$2,321
Deferred tax asset valuation	$16,416	—	—	$16,416

September 30, 2004
Uncollectible accounts receivable	$2,321	3,688	3,988	$2,021
Deferred tax asset valuation	$16,416	—	333	$16,083
Inventory reserve	$—	23	—	$23

September 30, 2005
Uncollectible accounts receivable	$2,021	5,755	4,707	$3,069
Deferred tax asset valuation	$16,083		45	$16,038
Inventory reserve	$23	—	23	$—

Exhibit Index

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)

3.4		Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

4.1		Specimen Certificate evidencing shares of common stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

4.2		Registration Rights Agreement, dated December 16, 2003, between Registrant and certain stockholders signatory thereto. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.1		Credit Agreement, dated October 26, 2004, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)

10.2		Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.5		Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.6		2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 dated January 13, 2004 (No. 333-111900).)

10	.6.1	Form of Stock Option Grant Agreement (Filed herewith).

10.7		Amended and Restated 2003 Employee Stock Purchase Plan. (Filed herewith.)

10.8		Amended and Restated Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Robert D. Hartman, as amended. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.9		Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and John C. White, as amended. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.10		Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Kimberly J. McWaters, as amended. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.11		Employment Agreement, dated November 30, 2003, between Registrant and Jennifer L. Haslip. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.12		Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.13		Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.14		Lease Agreement, dated July 2, 2001, as amended, between John C. and Cynthia L. White, as trustees of the John C. and Cynthia L. White 1989 Family Trust, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

Exhibit
Number	Description

10.15	Lease Agreement, dated July 2, 2001, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.16	Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 5, 2004, or an amendment thereto (No. 333-114185).)

21.1	Subsidiaries of Registrant. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)