Form 10-Q
period 2005-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2006-02-09
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer  ☐     Accelerated filer  ☑      Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     At February 7, 2006, there were 28,051,573 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDING DECEMBER 31, 2005

ii

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	September 30,	December 31,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$52,045	$79,816
Restricted cash	200	200
Restricted investments	16,198	—
Receivables, net	21,244	18,586
Deferred tax asset	7,053	7,998
Prepaid expenses and other assets	6,958	6,557

Total current assets	103,698	113,157

Property and equipment, net	74,417	80,232
Goodwill	20,579	20,579
Other assets	1,914	1,766

Total assets	$200,608	$215,734

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$39,124	$34,761
Current portion of long-term capital lease obligation	6	4
Deferred revenue	42,840	45,050
Income tax payable	2,140	7,988
Accrued tool sets	3,401	3,318
Other current liabilities	2,370	2,541

Total current liabilities	89,881	93,662
Deferred tax liability	7,622	7,193
Other liabilities	7,372	7,540

Total liabilities	104,875	108,395

Commitments and contingencies (Note 9)

Shareholders’ equity :
Common stock, $.0001 par value, 100,000,000 shares authorized, 27,980,610 shares issued and outstanding at September 30, 2005 and 27,992,207 shares issued and outstanding at December 31, 2005	1	1
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	114,994	116,335
Accumulated deficit	(19,262)	(8,997)

Total shareholders’ equity	95,733	107,339

Total liabilities and shareholders’ equity	$200,608	$215,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2004	2005

Net revenues	$73,336	$85,512

Operating expenses:
Educational services and facilities	33,353	40,102
Selling, general and administrative	24,507	29,159

Total operating expenses	57,860	69,261

Income from operations	15,476	16,251

Other expense (income):
Interest income	(258)	(762)
Interest expense	41	16

Total other income	(217)	(746)

Income before income taxes	15,693	16,997
Income tax expense	5,865	6,732

Net income available to common shareholders	$9,828	$10,265

Earnings per share:
Net income per share — basic	$0.35	$0.37

Net income per share — diluted	$0.35	$0.36

Weighted average number of common shares outstanding:
Basic	27,797	27,984

Diluted	28,479	28,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

					Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2005	27,980	$1	$114,994	$(19,262)	$95,733
Net income				10,265	10,265
Issuance of common stock under employee plans	12	—	248	—	248
Tax benefit from employee stock plans	—	—	51	—	51
Stock compensation	—	—	1,042	—	1,042

Balance at December 31, 2005	27,992	$1	$116,335	$(8,997)	$107,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended
	December 31,
	2004	2005
Cash flows from operating activities:
Net income	$9,828	$10,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,201	3,239
Bad debt expense	999	1,176
Tax benefits of stock options exercised	482	—
Stock-based compensation	13	1,042
Deferred income taxes	274	(1,374)
Excess tax benefit from stock-based compensation	—	(51)
Loss on sale of property and equipment	5	18
Changes in assets and liabilities:
Restricted cash	10,395	—
Receivables	(2,607)	1,502
Prepaid expenses and other assets	(183)	401
Other assets	(578)	144
Accounts payable and accrued expenses	(5,577)	(6,460)
Deferred revenue	989	2,210
Income tax payable	4,957	5,848
Accrued tool sets and other current liabilities	145	88
Other liabilities	147	(34)

Net cash provided by operating activities	21,490	18,014

Cash flows from investing activities:
Purchase of securities with intent to hold to maturity	(15,840)	—
Redemption of restricted investments	—	16,260
Purchase of property and equipment	(3,108)	(6,800)

Net cash (used in) provided by investing activities	(18,948)	9,460

Cash flows from financing activities:
Repayment of long-term debt borrowings	(27)	(2)
Payment of deferred finance fees	(14)	—
Excess tax benefit from stock-based compensation	—	51
Proceeds from issuance of common stock under employee plans	657	248

Net cash provided by financing activities	616	297

Net increase in cash and cash equivalents	3,158	27,771
Cash and cash equivalents, beginning of period	42,602	52,045

Cash and cash equivalents, end of period	$45,760	$79,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED), continued
(In thousands)

	For the Three Months Ended
	December 31,
	2004	2005
Supplemental Disclosure of Cash Flow Information:
Taxes paid	$108	$1,988

Interest Paid	$33	$5

Training equipment obtained in exchange for services	$189	$630

Accrued capital expenditures	$—	$1,749

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
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2005.
     The unaudited condensed consolidated financial statements include the accounts of Universal Technical Institute, Inc. (UTI) and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
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
3. Recent Accounting Pronouncements
     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation should be accounted for and when the fair value of an asset retirement obligation is deemed to be estimable on a reasonable basis. FIN 47 is effective for fiscal years ending after December 15, 2005. Our adoption of FIN 47 did not have a material impact on our consolidated financial statements or disclosures.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
     In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections”, (SFAS No. 154). This statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, (APB No. 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The intent of SFAS No. 154 is to improve financial reporting by enhancing the consistency of financial information between periods. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe our adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements or disclosures.
     Effective October 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). We have adopted SFAS No. 123(R) using the modified prospective application transition method. SFAS No. 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
     In November 2005, the FASB issued FASB Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application transition method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005.
4. Stock-Based Compensation
     For the three months ended December 31, 2005, our consolidated financial statements reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, which results in recognition of compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date of adoption, our consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R).
     SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the period during which an employee is required to provide service in exchange for the award. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123.
     Awards which vested in fiscal year 2005 and earlier were accounted for under the intrinsic value method prescribed in APB No. 25. If we had elected to recognize compensation cost based on the fair value (estimated using the Black-Scholes option pricing model) of the awards at the grant date in accordance with SFAS No. 123, net earnings would have been the pro forma amounts shown as follows:

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

Three Months
Ending
December 31,
2004
Net income available to common shareholders — as reported	$9,828
Add stock-based compensation expense included in reported net income, net of taxes	8
Deduct total stock-based employee compensation expense determined using the fair value based method, net of taxes	(476)

Net income — pro forma	$9,360

Earnings per share — basic — as reported	$0.35

Earnings per share — diluted — as reported	$0.35

Earnings per share — basic — pro forma	$0.33

Earnings per share — diluted — pro forma	$0.33

     Stock-based compensation expense recognized for the three months ended December 31, 2005 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. There were no share-based payment awards granted during the three months ended December 31, 2005. We recognize compensation expense using the straight-line single-option method. Stock-based compensation expense, recognized for the three months ended December 31, 2005, is based on awards ultimately expected to vest, and accordingly it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant. The forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
     For the three months ended December 31, 2005, we recognized $0.1 million, $0.1 million net of tax, in educational services and facilities expenses and $0.9 million, $0.6 million net of tax in selling, general and administrative expenses related to stock option compensation under SFAS No. 123(R). For the three months ended December 31, 2004, we recognized $0.0 million related to stock compensation under APB No. 25. As of December 31, 2005, unrecognized stock compensation expense related to unvested options was $10,311,000, which is expected to be recognized over a weighted average period of 2.6 years.
     The total intrinsic value of options which vested during the three months ended December 31, 2005 were $3.4 million. The total intrinsic value of options exercised during the three months ended December 31, 2005 was $0.1 million and during the three months ended December 31, 2004 was $1.6 million. The total cash received as a result of employee stock option exercises for the three months ended December 31, 2005 was $0.3 million and for the three months ended December 31, 2004 was $0.4 million. The tax benefits realized in connection with these

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
exercises for the three months ended December 31, 2005 were $0.0 million and for the three months ended December 31, 2004 were $0.5 million.
     Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to our expected stock price volatility, the expected term of the awards and actual and projected employee stock exercise behaviors.
     As of September 30, 2005, we have two stock option plans, which we refer to as the Management 2002 Stock Option Program (2002 Plan) and the 2003 Stock Incentive Plan (2003 Plan).
     The 2002 Plan was approved and adopted on April 1, 2002 and authorized the issuance of options to purchase 746,022 shares of our common stock. On February 25, 2003, our Board of Directors authorized an additional 36,978 shares to be issued under options to purchase our common stock.
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
     The 2003 Plan was approved and adopted effective December 22, 2003 upon consummation of the initial public offering. The 2003 Plan authorized the issuance of options to purchase approximately 4.4 million shares of our common stock at the fair market value of our common stock as of the grant date. Under the 2003 Plan, options generally become exercisable over a four year period. The expiration date of options granted under the 2003 Plan is the earlier of the ten-year anniversary of the grant date; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; ninety days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance. At December 31, 2005, 4.4 million shares of common stock were reserved for issuance under the 2003 Plan, of which 2.6 million shares are available for future grant.
     Stock option activity for the three months ended December 31, 2005 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at September 30, 2005	2,427,848	$20.98
Granted	—	$—
Exercised	(11,597)	$21.41
Expired	(29,783)	$34.52

Outstanding at December 31, 2005	2,386,468	$20.81

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
     Stock options exercisable at:

		Weighted
		Average
	Shares	Exercise Price
December 31, 2005	1,048	$14.29
The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average			Weighted
Exercise		Average	Remaining	Aggregate		Average	Aggregate
Price	Options	Exercise	Contractual	Intrinsic	Options	Exercise	Intrinsic
Ranges	Outstanding	Price	Life	Value ($)	Exercisable	Price	Value ($)
$ 4.40 - $ 7.31	594	$4.71	6.35	$16,082	418	$4.59	$11,370
$20.50 - $27.02	1,222	$20.53	7.97	13,776	622	$20.50	7,033
$31.27 - $43.57	571	$38.16	9.11	(3,630)	8	$40.05	(61)

	2,387	$20.81	7.84	$26,228	1,048	$14.29	$18,342

5. Weighted Average Number of Common Shares Outstanding
     Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months ended December 31, 2005, 592,421 shares, that could be issued under outstanding options, were not included in the determination of our diluted shares outstanding, as they were anti-dilutive. For the three months ended December 31, 2004, 34,200 shares, that could be issued under outstanding options, were not included in the determination of our diluted shares outstanding, as they were anti-dilutive.
     The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2004	2005
Basic common shares outstanding	27,797	27,984
Dilutive effect of options related to the purchase of common stock	682	484

Diluted common shares outstanding	28,479	28,468

6. Restricted Investments
     Restricted investments represent collateral provided to the issuer of our letter of credit in favor of the United States Department of Education (ED). At September 30, 2005, we had an outstanding letter of credit in favor of ED in the amount of $14.4 million which was collateralized by a United States government agency discount note with a scheduled maturity in November 2005. During October 2005, we received notification from ED that we are no longer required to post a letter of credit, based upon ED’s review of our 2004 fiscal year financial statements. ED returned the letter of credit in November 2005, and the restricted investment balance of $16.2 million was released and became available for general corporate use.
7. Property and Equipment
     Property and equipment, net consist of the following:

	September 30,	December 31,
	2005	2005
Land	$3,832	$3,832
Building and building improvements	8,847	19,458
Leasehold improvements	17,720	17,986
Training equipment	33,823	35,635
Office and computer equipment	21,120	21,916
Internally developed software	3,881	3,883
Vehicles	693	691
Construction in progress	14,575	10,053

	104,491	113,454
Less accumulated depreciation and amortization	(30,074)	(33,222)

	$74,417	$80,232

     At September 30, 2005, construction in progress includes $11.1 million of building improvements related to the retrofitting of our Norwood, Massachusetts building, which was completed and placed in service during November 2005. At December 31, 2005, construction in progress includes $4.4 million related to construction of our permanent Sacramento, California building and $2.0 million related to our campus expansion in Orlando, Florida.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
8. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2005	2005
Accounts payable	$9,765	$6,866
Accrued compensation and benefits	21,073	18,063
Other accrued expenses	8,286	9,832

	$39,124	$34,761

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
     As we have previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $284,900 and 19,756 shares of our common stock. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We filed a motion for summary judgment and by minute entry dated December 22, 2005, the Arizona Superior Court granted our motion on all claims. The plaintiffs have filed a motion requesting that the court amend and vacate its minute entry. Final judgment has not been entered. We believe the demand for payment is without merit.
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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended			Three Months Ended
	December 31, 2004			December 31, 2005
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$69,502	$3,834	$73,336	$81,646	$3,866	$85,512
Operating income	$15,303	$173	$15,476	$16,068	$183	$16,251
Depreciation and amortization	$2,094	$107	$2,201	$3,136	$103	$3,239
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$144,934	$3,559	$148,493	$212,625	$3,109	$215,734

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2005. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Cautionary Factors That May Affect Future Results.”
Critical Accounting Policies and Estimates
     Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, long-lived assets, including goodwill, stock-based compensation, income taxes and contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.
     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
     Revenue recognition. Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for guarantees and scholarships we sponsor. Tuition and fee revenue is recognized on a pro-rata straight-line basis over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 97% of our net revenues for the three months ended December 31, 2004 and December 31, 2005 consisted of tuition. Our net revenues vary from period to period in conjunction with our average student population. The majority of our undergraduate programs are designed to be completed in 12 to 18 months and our advanced programs range from 12 to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred tuition represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated financial statements because it is expected to be earned within the following twelve-month period.
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
     Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. We utilize the present value of future cash flow approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation in determining fair value. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Goodwill represents a significant portion of our total assets. At December 31, 2005, goodwill represented approximately 9.5% of our total assets, or $20.6 million, and was a result of our acquisition of the parent company of our MMI operation in January of 1998. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

     Stock-based compensation. For the three months ended December 31, 2005, our consolidated financial statements reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, which results in recognition of compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date of adoption, our consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R).
     SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the period during which an employee is required to provide service in exchange for the award. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123.
     Awards which vested in fiscal year 2005 and earlier were accounted for under the intrinsic value method prescribed in APB No. 25. If we had elected to recognize compensation cost based on the fair value (estimated using the Black-Scholes option pricing model) of the awards at the grant date in accordance with SFAS No. 123, net earnings would have been the pro forma amounts shown as follows:

Three Months
Ending
December 31,
2004
Net income available to common shareholders — as reported	$9,828
Add stock-based compensation expense included in reported net income, net of taxes	8
Deduct total stock-based employee compensation expense determined using the fair value based method, net of taxes	(476)

Net income — pro forma	$9,360

Earnings per share — basic — as reported	$0.35

Earnings per share — diluted — as reported	$0.35

Earnings per share — basic — pro forma	$0.33

Earnings per share — diluted — pro forma	$0.33

     Stock-based compensation expense recognized for the three months ended December 31, 2005 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. There were no share-based payment awards granted during the three months ended December 31, 2005. We recognize compensation expense using the straight-line single-option method. Stock-based compensation expense, recognized for the three months ended December 31, 2005, is based on awards ultimately expected to vest, and accordingly it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant. The forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

     For the three months ended December 31, 2005, we recognized $0.1 million, $0.1 million net of tax, in educational services and facilities expenses and $0.9 million, $0.6 million net of tax, in selling, general and administrative expenses related to stock option compensation under SFAS No. 123(R). For the three months ended December 31, 2004, we recognized $0.0 million related to stock compensation under APB No. 25. As of December 31, 2005, unrecognized stock compensation expense related to unvested options was $10,311,000, which is expected to be recognized over a weighted average period of 2.6 years.
     The total intrinsic value of options exercised during the three months ended December 31, 2005 was $0.1 million and during the three months ended December 31, 2004 was $1.6 million. The total cash received as a result of employee stock option exercises for the three months ended December 31, 2005 was $0.3 million and for the three months ended December 31, 2004 was $0.4 million. The tax benefits realized in connection with these exercises for the three months ended December 31, 2005 were $0.0 million and for the three months ended December 31, 2004 were $0.5 million.
     Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to our expected stock price volatility, the expected term of the awards and actual and projected employee stock exercise behaviors.
     As of September 30, 2005, we have two stock option plans, which we refer to as the Management 2002 Stock Option Program (2002 Plan) and the 2003 Stock Incentive Plan (2003 Plan).
     The 2002 Plan was approved and adopted on April 1, 2002 and authorized the issuance of options to purchase 746,022 shares of our common stock. On February 25, 2003, our Board of Directors authorized an additional 36,978 shares to be issued under options to purchase our common stock.
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
     The 2003 Plan was approved and adopted effective December 22, 2003 upon consummation of the initial public offering. The 2003 Plan authorized the issuance of options to purchase approximately 4.4 million shares of our common stock at the fair market value of our common stock as of the grant date. Under the 2003 Plan, options generally become exercisable over a four year period. The expiration date of options granted under the 2003 Plan is the earlier of the ten-year anniversary of the grant date; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; ninety days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance. At December 31, 2005, 4.4 million shares of common stock were reserved for issuance under the 2003 Plan, of which 2.6 million shares were available for future grant.
     Stock option activity for the three months ended December 31, 2005 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at September 30, 2005	2,427,848	$20.98
Granted	—	$—
Exercised	(11,597)	$21.41
Expired	(29,783)	$34.52

Outstanding at December 31, 2005	2,386,468	$20.81

     Stock options exercisable at:

		Weighted
		Average
	Shares	Exercise Price
December 31, 2005	1,048	$14.29
     The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average			Weighted
Exercise		Average	Remaining	Aggregate		Average	Aggregate
Price	Options	Exercise	Contractual	Intrinsic	Options	Exercise	Intrinsic
Ranges	Outstanding	Price	Life	Value ($)	Exercisable	Price	Value ($)
$ 4.40 - $ 7.31	594	$4.71	6.35	$16,082	418	$4.59	$11,370
$20.50 - $27.02	1,222	$20.53	7.97	13,776	622	$20.50	7,033
$31.27 - $43.57	571	$38.16	9.11	(3,630)	8	$40.05	(61)

	2,387	$20.81	7.84	$26,228	1,048	$14.29	$18,342

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

     As of December 31, 2005, we had a valuation allowance of $16.2 million to reduce our deferred tax assets to an amount that management believes is more likely than not realizable. The valuation allowance primarily relates to a deferred tax asset arising from a capital loss carryforward from the sale of a discontinued business and expires in 2006. We do not expect to generate capital gains substantial enough to utilize the capital loss carryforward before its expiration.
Recent Accounting Pronouncements
     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation should be accounted for and when the fair value of an asset retirement obligation is deemed to be estimable on a reasonable basis. FIN 47 is effective for fiscal years ending after December 15, 2005. Our adoption of FIN 47 did not have a material impact on our consolidated financial statements or disclosures.
     In May 2005, the FASB issued Statement of Financial Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” (SFAS No. 154). This statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, (APB No. 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The intent of SFAS No. 154 is to improve financial reporting by enhancing the consistency of financial information between periods. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe our adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements or disclosures.
     Effective October 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). We have adopted SFAS No. 123(R) using the modified prospective application transition method. SFAS No. 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
     In November 2005, the FASB issued FASB Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005.

Results of Operations
     The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended
	December 31,
	2004	2005
Net Revenues	100.0%	100.0%

Operating expenses:
Educational services and facilities	45.5%	46.9%
Selling, general and administrative	33.4%	34.1%

Total operating expenses	78.9%	81.0%

Income from operations	21.1%	19.0%

Interest income	-0.4%	-0.9%
Interest expense	0.1%	0.0%
Other expense	0.0%	0.0%

Total other expense (income)	-0.3%	-0.9%

Income before income taxes	21.4%	19.9%
Income tax expense	8.0%	7.9%

Net income	13.4%	12.0%

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
     Net revenues. Our revenues for the three months ended December 31, 2005 were $85.5 million, representing an increase of $12.2 million, or 16.6%, as compared to net revenues of $73.3 million for the three months ended December 31, 2004. This increase was due to a 12.3% increase in the average undergraduate full-time student enrollment and tuition increases partially offset by one less earning day for the three months ended December 31, 2005 compared to December 31, 2004, resulting from the timing of our holiday break. Average undergraduate full time student enrollment increased to 17,427 for the three months ended December 31, 2005 as compared to 15,525 for the three months ended December 31, 2004.
     Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2005 were $40.1 million, representing an increase of $6.7 million, or 20.2%, as compared to educational services and facilities expenses of $33.4 million for the three months ended December 31, 2004. The increase in educational services and facilities expenses was primarily due to increases in compensation costs of approximately $4.1 million and depreciation expense of approximately $0.9 million. These increases represent incremental educational expenses related to additional personnel to support higher average student enrollments and campus expansions and one less earning day of revenue as discussed previously.
     Educational services and facilities as a percentage of net revenues increased 1.4% to 46.9% for the three months ended December 31, 2005 as compared to 45.5% for the three months ended December 31, 2004. The increase in educational services and facilities as a percentage of net revenues is attributable to increases in compensation costs representing 1.2% of the increase and depreciation expense representing 0.8% of the increase. These increases as a percentage of net revenues were offset partially by decreases in tools expense and facilities costs. Educational services and facilities for the three months ended December 31, 2005 includes approximately $0.1 million related to stock compensation attributable to our adoption of SFAS No. 123(R).
     For the three months ended December 31, 2005, start-up costs were $1.1 million related to our new Sacramento, California campus and $1.8 million related to our Norwood, Massachusetts campus for total start-up costs of $2.9 million. For the three months ended December 31, 2004, start-up costs were $2.1 million related to our Exton, Pennsylvania campus.
     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2005 were $29.2 million, an increase of $4.7 million, or 19.0%, as compared to selling, general and administrative expenses of $24.5 million for the three months ended December 31, 2004. The increase in selling, general and administrative expenses was primarily due to increases in compensation costs of approximately $3.4 million which includes $0.9 million related to stock-based compensation attributable to our adoption of SFAS No. 123(R) and advertising costs of approximately $1.0 million. These increases are partially offset by reductions in contract and professional services of approximately $0.7 million. The increases in compensation costs and advertising costs are attributable to increased personnel and advertising supporting higher average student enrollments and recognition of stock compensation expense in accordance with SFAS No. 123(R). The decrease in contract and professional services is primarily attributable to reduced legal costs and lower costs associated with Sarbanes-Oxley compliance efforts. The increase in selling, general and administrative expenses as a percentage of revenue is primarily the result of our adoption of SFAS No. 123(R) and the recognition of $0.9 million in stock compensation expense.
     Selling, general and administrative expense as a percentage of net revenues increased 0.7% to 34.1% for the three months ended December 31, 2005 as compared to 33.4% for the three months ended December 31, 2004. The increase in selling, general and administrative as a percentage of net revenues is attributable to increases in compensation costs representing 1.1% of the increase and advertising costs representing 0.5% of the increase which are offset partially by reductions in contract and professional services representing 1.1%.
     For the three months ended December 31, 2005, start-up costs were $1.0 million related to our new Sacramento, California campus and were $1.4 million related to our Norwood, Massachusetts campus for total start-up costs of $2.4 million. For the three months ended December 31, 2004, start-up costs were $1.6 million related to our Exton, Pennsylvania campus and $0.3 million related to our Norwood, Massachusetts campus for total start-up costs of $1.9 million.
     Interest income. Our interest income for the three months ended December 31, 2005 was approximately $0.8 million, representing an increase of approximately $0.5 million or 196.0%, compared to interest income of approximately $0.3 million for the three months ended December 31, 2004. The increase in interest income is primarily attributable to the increase in available investment funds as well as higher interest rate returns.
     Income taxes. Our provision for income taxes for the three months ended December 31, 2005 was $6.7 million, or 39.6% of pretax income, compared to $5.9 million, or 37.4% of pretax income, for the three months ended December 31, 2004. The higher effective rate for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 was primarily attributable to overall higher state tax rates and the reduction of state tax incentives.
Liquidity and Capital Resources
     We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $18.0 million for the three months ended December 31, 2005 compared to $21.5 million for the three months ended December 31, 2004. Cash provided by operations for the three month period ended December 31, 2004 includes the favorable impact of the release of restricted cash in the amount of $10.4 million.
     A majority of our revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year (thirty-week periods) and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our undergraduate programs are typically designed to be completed in 12 to 18 months. These timing factors, together with the timing of when our students begin their programs, affect our operating cash flow.
     For the three months ended December 31, 2005, our cash flows provided by operating activities were $18.0 million due to net income from operations of $10.3 million, plus net adjustments of $4.0 million for non-cash and other items plus $3.7 million related to the change in our operating assets and liabilities.
     For the three months ended December 31, 2004, our cash flows provided by operating activities were $21.5 million due to net income from operations of $9.8 million, plus net adjustments of $4.0 million for non-cash and other items plus $7.7 million related to the change in our operating assets and liabilities.
  Changes in non-cash items
     For the three months ended December 31, 2005, our primary adjustments to our net earnings from operations for non-cash and other items were depreciation and amortization of $3.2 million, substantially all of which was depreciation, bad debt expense of $1.2 million and stock-based compensation of $1.0 million related to our adoption of SFAS No. 123(R) partially offset by a reduction in deferred income taxes of $1.4 million.
     For the three months ended December 31, 2004, our primary adjustments to our net earnings from operations for non-cash and other items were depreciation and amortization of $2.2 million, substantially all of which was depreciation, bad debt expense of $1.0 million, tax benefit derived from option exercises of $0.5 million and deferred income taxes of $0.3 million.
  Changes in operating assets and liabilities
     For the three months ended December 31, 2005, cash flows of $3.7 million were provided relating to changes in our operating assets and liabilities primarily resulting from changes in accounts receivables, deferred revenue and income tax payable partially offset by cash outflows attributable to accounts payable and accrued expenses. The timing of tuition funding resulted in a decrease in accounts receivable of $1.5 million and an increase in deferred revenue of $2.2 million resulting in a combined positive cash flow of $3.7 million. The increase in income tax payable of $5.8 million is primarily attributable to overall higher state tax rates and a reduction of state tax incentives. The increase in cash used in accounts payable and accrued expenses is primarily attributable to a reduction in accrued salary and benefits as a result of the payment of performance bonuses attributable to our 2005 fiscal year.
     For the three months ended December 31, 2004, the $7.7 million relating to the change in our operating assets and liabilities was primarily due to changes in restricted cash and income tax payable partially offset by cash outflows attributable to accounts payable and accrued expenses, accounts receivable and deferred revenue. A significant non-recurring change in operating assets and liabilities was the release of $10.4 million in restricted cash related to collateral provided for a letter of credit issued in favor of ED. The collateral was released upon expiration of the letter of credit. The timing of tuition funding and the extension of loans by us to students while we awaited the approval of Title IV funding for our Exton, Pennsylvania campus resulted in an increase in accounts receivable of $2.6 million and an increase of deferred revenue of $1.0 million resulting in combined use of cash of $1.6 million. The increase in cash used in accounts payable and accrued expenses is primarily attributable to a reduction in accrued salary and benefits as a result of the payment of performance bonuses attributable to our 2004 fiscal year.
     Our days sales outstanding (DSO) in accounts receivable was approximately 25 days at December 31, 2005 compared to 26 days at December 31, 2004.
     At December 31, 2005, our working capital was $19.5 million primarily attributable to cash generated by our operations.
  Investing Activities
     For the three months ended December 31, 2005, cash flows from investing activities were $9.5 million and were primarily related to proceeds of $16.2 million from the release of our restricted investments that provided cash collateral for our letter of credit issued in favor of ED, partially offset by $6.8 million in capital expenditures primarily associated with new campus construction and existing campus expansions.
     For the three months ended December 31, 2004, cash flows used in investing activities were $18.9 million and were primarily related to proceeds of $15.8 million used to purchase securities with the intent to hold to maturity and $3.1 million in capital expenditures.
  Financing Activities
     For the three months ended December 31, 2005, cash flows from financing activities were $0.3 million and were primarily due to proceeds of $0.2 million related to stock issued under employee option plans.
     For the three months ended December 31, 2004, cash flows from financing activity were $0.6 million and were primarily due to proceeds of $0.6 million related to stock issued under employee option plans.
  Future Liquidity Sources
     Based on past performance and current expectations, we believe that our cash flows from operations will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations through the next 12 months. We believe that the most strategic uses of our cash resources include expanding new and existing campuses and expanding our program offerings. In addition, our long term strategy includes considering strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue debt resulting in increased interest expense.
  Credit Facility
     During fiscal 2005, under the terms of our credit agreement, we issued a letter of credit in favor of ED in the amount of $14.4 million that was collateralized by a $16.2 million restricted investment held in marketable securities. During October 2005, we were notified by ED that our letter of credit was no longer required. Upon release of the letter of credit, our restricted investment balance of approximately $16.2 million became available for general corporate use. At December 31, 2005, we have no borrowings under our credit facility and we were in compliance with all covenants.
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
     Operating income is negatively impacted during the initial start up of new campus openings. We incur sales and marketing costs as well as campus personnel costs in advance of the campus opening. Typically we begin to incur such costs approximately 12 to 15 months in advance of the campus opening with the majority of the costs being incurred in the nine-month period prior to a campus opening. We incurred start-up losses of approximately $2.3 million during the three months ended December 31, 2005 compared to start-up losses of approximately $0.4 million during the three months ended December 31, 2004 related to our Norwood, Massachusetts and Sacramento, California campuses. Our Norwood campus opened in June 2005 and our Sacramento campus opened at its temporary location in October 2005.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our principal exposure to market risk relates to interest rate changes. As of December 31, 2005, we do not have any term-debt. Consequently, we have minimal financial exposure to market risk.
Cautionary Factors That May Affect Future Results
     This report contains forward-looking information about our financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They often include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:
•	our ability to maintain or renew any required regulatory approvals, standards, accreditation or state authorization;

•	possible failure or inability to obtain regulatory consents and certifications for new campuses and campus expansions;

•	changes in laws and regulations affecting post-secondary education, including Title IV funding;

•	governmental inquiries, compliance reviews or investigations and the potential for increased litigation;

•	our ability to manage our planned growth, both internally and at new or existing campuses;

•	competitive developments affecting our industry, including pricing pressures in newer markets;

•	our ability to maintain and expand existing industry relationships;

•	our ability to recruit and retain key personnel;

•	changes in demand for our programs;

•	increased investment in management and capital resources;

•	increases in interest rates or state budget constraints adversely affecting a student’s ability to secure additional loans;

•	the timing and number of new campuses that we open or acquire;

•	growth in costs and expenses;

•	construction delays with respect to new or expanding campuses;

•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown;

•	the effectiveness of our advertising and promotional efforts;

•	changes in generally accepted accounting principles;

•	our ability to maintain compliance with Section 404 of Sarbanes-Oxley;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas; and

•	potential increased competition.
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
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. The Form 10-K that we filed with the SEC on December 14, 2005 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them under the heading “Cautionary Factors That May Affect Future Results” in the Form 10-K. We incorporate that section of the Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s website at www.sec.gov.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As we have previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $284,900 and 19,756 shares of our common stock. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We filed a motion for summary judgment and by minute entry dated December 22, 2005, the Arizona Superior Court granted our motion on all claims. The plaintiffs have filed a motion requesting that the court amend and vacate its minute entry. Final judgment has not been entered. We believe the demand for payment is without merit.
Item 1A. RISK FACTORS
     Information regarding risk factors appears in Part I, Item 3 of this report under the heading “Cautionary Factors That May Affect Future Results” and in Part I, Item 1 of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2005.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated: February 9, 2006	By:	/s/ Jennifer L. Haslip Jennifer L. Haslip
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