Form 10-Q
period 2006-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2006-05-10
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 8, 2006, there were 28,151,154 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDING MARCH 31, 2006

ii

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	September 30,	March 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$52,045	$76,330
Restricted cash	200	200
Restricted investments	16,198	—
Receivables, net	21,244	15,990
Income tax receivable	—	2,315
Deferred tax assets	7,053	8,591
Prepaid expenses and other assets	6,958	7,125

Total current assets	103,698	110,551

Property and equipment, net	74,417	88,822
Goodwill	20,579	20,579
Other assets	1,914	1,717

Total assets	$200,608	$221,669

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$39,130	$38,371
Deferred revenue	42,840	41,200
Income tax payable	2,140	—
Accrued tool sets	3,401	3,756
Other current liabilities	2,370	2,210

Total current liabilities	89,881	85,537
Deferred tax liabilities	7,622	6,977
Other liabilities	7,372	8,969

Total liabilities	104,875	101,483

Commitments and contingencies (Note 9)

Shareholders’ equity :
Common stock, $.0001 par value, 100,000,000 shares authorized, 27,980,610 shares issued and outstanding at September 30, 2005 and 28,150,421 shares issued and outstanding at March 31, 2006	1	1
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	114,994	120,865
Accumulated deficit	(19,262)	(680)

Total shareholders’ equity	95,733	120,186

Total liabilities and shareholders’ equity	$200,608	$221,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Net revenues	$77,482	$88,686	$150,818	$174,198

Operating expenses:
Educational services and facilities	34,958	42,971	68,311	83,073
Selling, general and administrative	28,095	33,193	52,602	62,351

Total operating expenses	63,053	76,164	120,913	145,424

Income from operations	14,429	12,522	29,905	28,774

Other expense (income):
Interest income	(332)	(860)	(590)	(1,621)
Interest expense	16	11	57	27

Total other income	(316)	(849)	(533)	(1,594)

Income before income taxes	14,745	13,371	30,438	30,368
Income tax expense	5,590	5,054	11,455	11,786

Net income	$9,155	$8,317	$18,983	$18,582

Earnings per share:
Net income per share — basic	$0.33	$0.30	$0.68	$0.66

Net income per share — diluted	$0.32	$0.29	$0.67	$0.65

Weighted average number of common shares outstanding:
Basic	27,894	28,074	27,845	28,029

Diluted	28,566	28,561	28,523	28,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

					Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2005	27,980	$1	$114,994	$(19,262)	$95,733
Net income	—	—	—	18,582	18,582
Issuance of common stock under employee plans	170	—	2,581	—	2,581
Tax benefit from employee stock plans	—	—	1,031	—	1,031
Stock compensation	—	—	2,259	—	2,259

Balance at March 31, 2006	28,150	$1	$120,865	$(680)	$120,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended
	March 31,
	2005	2006
Cash flows from operating activities:
Net income	$18,983	$18,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,565	6,587
Bad debt expense	1,918	2,349
Tax benefits of stock options exercised	951	—
Stock-based compensation	257	2,259
Deferred income taxes	29	(2,183)
Excess tax benefit from stock-based compensation	—	(1,031)
Loss on sale of property and equipment	57	46

Changes in assets and liabilities:
Restricted cash	10,195	—
Receivables	(1,124)	2,947
Prepaid expenses and other assets	(2,291)	(167)
Other assets	(38)	189
Accounts payable and accrued expenses	(1,284)	(5,528)
Deferred revenue	1,121	(1,640)
Income taxes	514	(3,424)
Accrued tool sets and other current liabilities	781	195
Other liabilities	185	108

Net cash provided by operating activities	34,819	19,289

Cash flows from investing activities:
Purchase of securities with intent to hold to maturity	(15,989)	—
Redemption of restricted investments	—	16,260
Purchase of property and equipment	(22,106)	(16,403)

Net cash used in investing activities	(38,095)	(143)

Cash flows from financing activities:
Repayment of long-term debt borrowings	(30)	(5)
Payment of deferred finance fees	(14)	—
Bank overdrafts	5,309	1,532
Excess tax benefit from stock-based compensation	—	1,031
Proceeds from issuance of common stock under employee plans	2,245	2,581

Net cash provided by financing activities	7,510	5,139

Net increase in cash and cash equivalents	4,234	24,285
Cash and cash equivalents, beginning of period	42,602	52,045

Cash and cash equivalents, end of period	$46,836	$76,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED), continued
(In thousands)

	For the Six Months Ended
	March 31,
	2005	2006
Supplemental Disclosure of Cash Flow Information:
Taxes paid	$9,881	$17,181

Interest paid	$48	$24

Training equipment obtained in exchange for services	$307	$895

Accrued capital expenditures	$—	$2,504

Construction in progress financed by construction liability	$—	$1,121

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
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2005.
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
3. Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board Opinion No. 20 (APB No. 20), “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements or disclosures.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
     Effective October 1, 2005, we adopted SFAS No. 123(R) “Share-Based Payment”, which is a revision of SFAS No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation”. We have adopted SFAS No. 123(R) using the modified prospective application transition method. SFAS No. 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair values.
     In November 2005, the FASB issued FASB Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application transition method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We are evaluating the alternatives allowed under FSP FAS 123(R)-3 and believe our adoption will not have a material impact on our consolidated financial statements or disclosures.
     In February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP requires that an option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from an equity to liability award. The guidance in this FSP shall be applied upon initial adoption of SFAS No. 123(R), or if an entity adopted SFAS No. 123(R) prior to February 3, 2006, the entity shall apply the guidance in the first reporting period beginning after February 3, 2006. The adoption of FSP FAS 123(R)-4 will not have a material impact on our consolidated financial statements or disclosures.
     In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155 (SFAS No. 155), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues provided by interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe our adoption of SFAS No. 155 will not have a material impact on our consolidated financial statements or disclosures.
     In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156 (SFAS No. 156), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. We believe our adoption of SFAS No. 156 will not have a material impact on our consolidated financial statements or disclosures.
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
4. Stock-Based Compensation
     For the three and six months ended March 31, 2006, our consolidated financial statements reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, which results in recognition of compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date of adoption, our consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS No. 123(R).
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
     Awards which vested in fiscal year 2005 and earlier were accounted for under the intrinsic value method prescribed in APB No. 25. If we had elected to recognize compensation cost based on the fair value (estimated using the Black-Scholes option pricing model) of the awards at the grant date in accordance with SFAS No. 123, net earnings would have been the pro forma amounts shown as follows:

	Three Months	Six Months
	Ending	Ending
	March 31, 2005	March 31, 2005
Net income available to common shareholders — as reported	$9,155	$18,983
Add stock-based compensation expense included in reported net income, net of taxes	8	16
Deduct total stock-based employee compensation expense determined using the fair value based method, net of taxes	(525)	(1,002)

Net income — pro forma	$8,638	$17,997

Earnings per share — basic — as reported	$0.33	$0.68

Earnings per share — diluted — as reported	$0.32	$0.67

Earnings per share — basic — pro forma	$0.31	$0.64

Earnings per share — diluted — pro forma	$0.30	$0.64

     Stock-based compensation expense recognized for the three and six months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of,

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. There were no share-based payment awards granted during the six months ended March 31, 2006. We recognize compensation expense using the straight-line single-option method. Stock-based compensation expense, recognized for the three and six months ended March 31, 2006, is based on awards ultimately expected to vest, and accordingly it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant. Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
For the three and six months ended March 31, 2005, there was no stock compensation expense under APB No. 25.
The following table summarizes stock compensation expense under SFAS No. 123(R):

	Three Months Ended		Six Months Ended
	March 31, 2006		March 31, 2006
	Gross	Net of tax	Gross	Net of tax
Education services and facilities	$114	$69	$226	$137
Selling, general and administrative	1,103	667	2,033	1,234

Total stock-based compensation expense	$1,217	$736	$2,259	$1,371

The following table summarizes values for stock options exercised:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Intrinsic value	$1,139	$2,630	$2,764	$2,766

Cash received	$799	$1,779	$1,457	$2,027

Tax benefits	$445	$1,034	$1,080	$1,087

     As of March 31, 2006, unrecognized stock compensation expense related to unvested options was $9.3 million, which is expected to be recognized over a weighted average period of 2.3 years. The total intrinsic value of options which vested during the six months ended March 31, 2006 was $2.9 million.
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
     As of March 31, 2006, we have two stock option plans, which we refer to as the Management 2002 Stock Option Program (2002 Plan) and the 2003 Stock Incentive Plan (2003 Plan).

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
     The 2003 Plan was approved and adopted effective December 22, 2003 upon consummation of our initial public offering. The 2003 Plan authorizes the issuance of options to purchase approximately 4.4 million shares of our common stock at the fair market value of our common stock as of the grant date. Under the 2003 Plan, options generally become exercisable over a four year period. The expiration date of options granted under the 2003 Plan is the earlier of the ten-year anniversary of the grant date; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; ninety days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance; or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance. At March 31, 2006, 4.4 million shares of common stock were reserved for issuance under the 2003 Plan, of which 2.6 million shares are available for future grant.
The following table summarizes stock option activity under the 2002 and 2003 plans for the six months ended March 31, 2006:

		Weighted	Weighted
		Average Exercise	Average Remaining
		Price	Contractual Life	Aggregate Intrinsic
	Shares	(Whole $)	(Years)	Value ($)
Outstanding at September 30, 2005	2,428	$20.98
Granted	—	$—
Exercised	(146)	$13.89
Expired	(77)	$28.44

Outstanding at March 31, 2006	2,205	$21.19	7.62	$27,465

Stock options exercisable at March 31, 2006	1,061	$17.31	7.28	$16,624

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
5. Weighted Average Number of Common Shares Outstanding
     Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three and six months ended March 31, 2006, 568,899 shares and 580,646 shares, respectively, that could be issued under outstanding options, were not included in the determination of our diluted shares outstanding, as they were anti-dilutive. For the three and six months ended March 31, 2005, 290,604 shares and 160,993 shares, respectively, that could be issued under outstanding options, were not included in the determination of our diluted shares outstanding, as they were anti-dilutive.
     The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Basic common shares outstanding	27,894	28,074	27,845	28,029
Dilutive effect of options related to the purchase of common stock	672	487	678	487

Diluted common shares outstanding	28,566	28,561	28,523	28,516

     On February 28, 2006 our Board of Directors authorized the repurchase of up to $30 million of our common stock in open market or privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and other prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At March 31, 2006, we have not repurchased any common stock.
6. Restricted Investments
     Restricted investments represent collateral provided to the issuer of our letter of credit in favor of the United States Department of Education (ED). At September 30, 2005, we had an outstanding letter of credit in favor of ED in the amount of $14.4 million which was collateralized by a United States government agency discount note with a scheduled maturity in November 2005. During October 2005, we received notification from ED that we were no longer required to post a letter of credit, based upon ED’s review of our 2004 fiscal year financial statements. ED returned the letter of credit in November 2005, and the restricted investment balance of $16.2 million was released and became available for general corporate use.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
7. Property and Equipment
Property and equipment, net consist of the following:

	September 30,	March 31,
	2005	2006
Land	$3,832	$3,832
Building and building improvements	8,847	19,458
Leasehold improvements	17,720	21,490
Training equipment	33,823	38,855
Office and computer equipment	21,120	23,323
Curriculum development	1,326	1,324
Internally developed software	2,555	2,555
Vehicles	693	737
Construction in progress	14,575	13,757

	104,491	125,331
Less accumulated depreciation and amortization	(30,074)	(36,509)

	$74,417	$88,822

     At September 30, 2005, construction in progress includes $11.1 million of building improvements related to the retrofitting of our Norwood, Massachusetts building for our automotive program which was completed and placed in service during November 2005. At March 31, 2006, construction in progress includes $7.4 million related to construction of our permanent Sacramento, California building and $1.4 million related to our campus expansion in Orlando, Florida.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30,	March 31,
	2005	2006
Accounts payable	$9,765	$8,042
Accrued compensation and benefits	21,073	21,350
Other accrued expenses	8,292	8,979

	$39,130	$38,371

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
     As we have previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We filed a motion for summary judgment and by minute entry dated December 22, 2005, the Arizona Superior Court granted our motion on all claims. The plaintiffs filed a motion requesting that the court amend and vacate its minute entry. The Court denied plaintiffs’ motion on March 30, 2006.
10. Segment Reporting
     We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way that public business enterprises report certain information about operating segments in their financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision- making group, in assessing performance of the segment and in deciding how to allocate resources to an individual segment. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers.
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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2006
	Post- Secondary			Post- Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$73,319	$4,163	$77,482	$85,068	$3,618	$88,686
Operating income (loss)	$14,094	$335	$14,429	$12,840	$(318)	$12,522
Depreciation and amortization	$2,255	$109	$2,364	$3,242	$106	$3,348
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$160,344	$5,613	$165,957	$217,857	$3,812	$221,669

	Six Months Ended			Six Months Ended
	March 31, 2005			March 31, 2006
	Post- Secondary			Post- Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$142,822	$7,996	$150,818	$166,714	$7,484	$174,198
Operating income (loss)	$29,397	$508	$29,905	$28,908	$(134)	$28,774
Depreciation and amortization	$4,349	$216	$4,565	$6,378	$209	$6,587
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$160,344	$5,613	$165,957	$217,857	$3,812	$221,669

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
Critical Accounting Policies and Estimates
     Our critical accounting policies are disclosed in our 2005 Annual Report on Form 10-K. During the three and six months ended March 31, 2006, there have been no significant changes in our critical accounting policies, other than stock-based compensation discussed below.
     Stock-based compensation. Effective October 1, 2005, we adopted SFAS No. 123 (R) “Share-Based Payment” using the modified prospective application transition method. Prior to adoption of SFAS No. 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 “Accounting for Stock-Based Compensation”. Our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). As of March 31, 2006, unrecognized stock compensation expense related to unvested options was $9.3 million, which is expected to be recognized over a weighted average period of 2.3 years.
Recent Accounting Pronouncements
     For information regarding recent accounting pronouncements, see Note 3 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.
Overview
     Our net revenues for the second quarter were $88.7 million, an increase of 14.5% from the prior year and our net income for the second quarter was approximately $8.3 million, a decrease of 9.2% from prior year. This decrease is primarily due to stock-based compensation expense under SFAS No. 123(R) of $1.1 million, increased staffing costs in preparation for expected higher student populations, and higher depreciation and occupancy costs during the quarter.
     Recruitment efforts and student starts lag the prior year due to a variety of factors. The transition to a new advertising agency and call center contributed to a disruption in lead flow. A strong labor market across the country coupled with affordability concerns associated with climbing interest rates and increased gas prices have made it more challenging and expensive to recruit and start students. As a result, margins for the quarter were under pressure.
     Historically, we have been able to overcome such external forces by modifying educational programs, utilizing different pricing strategies and investing in sales and marketing. In response to both the external environment and internal operational issues, we have implemented a plan that focuses on stabilizing and improving key operating efforts. We are uncertain when we will realize the benefits of these efforts.

Results of Operations
     The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	45.1%	48.5%	45.3%	47.7%
Selling, general and administrative	36.3%	37.4%	34.9%	35.8%

Total operating expenses	81.4%	85.9%	80.2%	83.5%

Income from operations	18.6%	14.1%	19.8%	16.5%

Interest income	-0.4%	-1.0%	-0.4%	-0.9%
Interest expense	0.0%	0.0%	0.0%	0.0%
Other expense	0.0%	0.0%	0.0%	0.0%

Total other expense (income)	-0.4%	-1.0%	-0.4%	-0.9%

Income before income taxes	19.0%	15.1%	20.2%	17.4%
Income tax expense	7.2%	5.7%	7.6%	6.7%

Net income	11.8%	9.4%	12.6%	10.7%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 and Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005
     Net revenues. Our revenues for the three months ended March 31, 2006 were $88.7 million, representing an increase of $11.2 million, or 14.5%, as compared to net revenues of $77.5 million for the three months ended March 31, 2005. This increase was due to a 7.3% increase in the average undergraduate full-time student enrollment, tuition increases and one additional earning day during the three months ended March 31, 2006. Average undergraduate full time student enrollment increased to 16,642 for the three months ended March 31, 2006 as compared to 15,517 for the three months ended March 31, 2005.
     Our revenues for the six months ended March 31, 2006 were $174.2 million, representing an increase of $23.4 million, or 15.5%, as compared to net revenues of $150.8 million for the six months ended March 31, 2005. This increase was due to a 9.8% increase in the average undergraduate full-time student enrollment and tuition increases. Average undergraduate full time student enrollment increased to 17,036 for the six months ended March 31, 2006 as compared to 15,521 for the six months ended March 31, 2005.
     Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended March 31, 2006 were $43.0 million, an increase of $8.0 million, as compared to educational services and facilities expenses of $35.0 million for the three months ended March 31, 2005. Our educational services and facilities expenses for the six months ended March 31, 2006 were $83.1 million, an increase of $14.8 million, as compared to educational services and facilities expenses of $68.3 million for the six months ended March 31, 2005. The increases in educational services and facilities expenses for the three and six months ended March 31, 2006 are related to increases in compensation costs of approximately $4.7 million and $8.8 million, respectively, primarily due to additional personnel to support increased campus capacity and higher average student enrollments, and recognition of stock compensation expense of approximately $0.1 million and $0.2 million, respectively, attributable to our adoption of SFAS No. 123(R). Additional increases for the three and six months ended March 31, 2006 are due to increased operational expenses primarily related to our campus expansions including increased rent and utility costs of approximately $1.0 million and $1.5 million, respectively, and depreciation expense of approximately $0.8 million and $1.8 million, respectively.
     Educational services and facilities expenses as a percentage of net revenues increased to 48.5% for the three months ended March 31, 2006 as compared to 45.1% for the three months ended March 31, 2005. Educational services and facilities expenses as a percentage of net revenues increased to 47.7% for the six months ended March 31, 2006 as compared to 45.3% for the six months ended March 31, 2005. The increase in educational services and facilities expenses as a percentage of net revenues for the three months ended March 31, 2006 is attributable to increased operational costs associated with campus expansions to support program growth and incremental educational expenses related to additional personnel to support higher average student enrollments, campus expansions and overall student support services.
     We begin to incur educational services and facilities costs primarily associated with instructor compensation and occupancy costs during the 12 to 15 months in advance of new campus openings. The majority of our start-up costs are incurred in the nine-month period prior to a campus opening. For the three months ended March 31, 2006, start-up costs were $2.2 million related to our Norwood, Massachusetts campus and $1.2 million related to our Sacramento, California campus for total start-up costs of approximately $3.4 million. For the three months ended March 31, 2005, start-up costs were $2.1 million related to our Exton, Pennsylvania campus and $0.2 million related to our Norwood, Massachusetts campus for total start-up costs of $2.3 million. For the six months ended March 31, 2006, start-up costs were $4.0 million related to our Norwood, Massachusetts campus and $2.3 million related to our Sacramento, California campus for total start-up costs of approximately $6.3 million. For the six months ended March 31, 2005 start-up costs were $4.2 million related to our Exton, Pennsylvania campus and $0.3 million related to our Norwood, Massachusetts campus for total start-up costs of $4.5 million.
     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended March 31, 2006 were $33.2 million, an increase of $5.1 million, as compared to selling, general and administrative expenses of $28.1 million for the three months ended March 31, 2005. Our selling, general and administrative expenses for the six months ended March 31, 2006 were $62.3 million, an increase of $9.7 million, as compared to selling, general and administrative expenses of $52.6 million for the six months ended March 31, 2005. The increases in selling, general and administrative expenses for the three and six months ended March 31, 2006 are related to increases in compensation costs of approximately $2.9 million and $6.3 million, respectively, primarily due to increased personnel to support higher average student enrollments and recognition of stock compensation expense of approximately $0.9 million and $1.9 million, respectively, attributable to our adoption of SFAS No. 123(R). Additionally, the increases for selling, general and administrative expenses for the three and six months ended March 31, 2006 are attributable to increased advertising expense of approximately $0.7 million and $1.6 million, respectively, due to increased advertising to support new applicants. These increases were partially offset by a decrease for the three and six months ended March 31, 2006 in professional services of approximately $0.2 million and $0.6 million, respectively, primarily attributable to reduced legal costs and lower costs associated with Sarbanes-Oxley compliance efforts. For the three months ended March 31, 2006, contract services increased approximately $0.3 million due to the evaluation of our national footprint.
     Selling, general and administrative expenses as a percentage of net revenues increased to 37.4% for the three months ended March 31, 2006 as compared to 36.3% for the three months ended March 31, 2005. Selling, general and administrative expenses as a percentage of net revenues increased to 35.8% for the six months ended March 31, 2006 as compared to 34.9% for the six months ended March 31, 2005. The increase in selling, general and administrative expenses as a percentage of net revenues for the three and six months ended March 31, 2006 is primarily due to stock-based compensation expense attributable to our adoption of SFAS No. 123(R).
     We begin to incur selling, general and administrative expenses primarily associated with campus administration and sales force compensation and advertising costs during the 12 to 15 months in advance of new campus openings. The majority of our start-up costs are incurred in the nine-month period prior to a campus opening. For the three months ended March 31, 2006, start-up costs were $1.5 million related to our Norwood, Massachusetts campus and $1.2 million related to our Sacramento, California campus for total start-up costs of approximately $2.7 million. For the three months ended March 31, 2005, start-up costs were $1.8 million related to our Exton, Pennsylvania campus, $0.5 million related to our Norwood, Massachusetts campus and $0.2 million related to our Sacramento, California campus for total start-up costs of $2.5 million. For the six months ended March 31, 2006, start-up costs were $2.9 million related to our Norwood, Massachusetts campus and $2.2 million related to our Sacramento, California campus for total start-up costs of approximately $5.1 million. For the six months ended March 31, 2005 start-up costs were $3.4 million related to our Exton, Pennsylvania campus, $0.8 million related to our Norwood, Massachusetts campus and $0.2 million related to our Sacramento, California campus for total start-up costs of $4.4 million.
     Interest income. Our interest income for the three months ended March 31, 2006 was approximately $0.9 million, representing an increase of approximately $0.5 million compared to interest income of approximately $0.3 million for the three months ended March 31, 2005. Our interest income for the six months ended March 31, 2006 was approximately $1.6 million, representing an increase of approximately $1.0 million compared to interest income of approximately $0.6 million for the six months ended March 31, 2005. The increase in interest income is primarily attributable to the increase in available investment funds as well as higher interest rate returns.
     Income taxes. Our provision for income taxes for the three months ended March 31, 2006 was approximately $5.1 million, or 37.8% of pretax income, compared to approximately $5.6 million, or 37.9% of pretax income for the three months ended March 31, 2005. Our provision for income taxes for the six months ended March 31, 2006 was approximately $11.8 million, or 38.8% of pretax income, compared to approximately $11.5 million, or 37.6% of pretax income for the six months ended March 31, 2005. The higher effective rate for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005 was primarily attributable to higher statutory state tax rates and the reduction of state tax incentives.
Liquidity and Capital Resources
     We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $19.3 million for the six months ended March 31, 2006 compared to $34.8 million for the six months ended March 31, 2005. Cash provided by operations for the six month period ended March 31, 2005 includes the favorable impact of the release of restricted cash in the amount of $10.4 million, offset by our funding of $0.2 million related to the purchase of our campus at Norwood, Massachusetts.
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

     For the six months ended March 31, 2006, our cash flows provided by operating activities were $19.3 million due to net income from operations of $18.6 million, plus net adjustments of $8.0 million for non-cash and other items less $7.3 million related to the change in our operating assets and liabilities.
     For the six months ended March 31, 2005, our cash flows provided by operating activities were $34.8 million due to net income from operations of $19.0 million, plus net adjustments of $7.8 million for non-cash and other items plus $8.1 million related to the change in our operating assets and liabilities.
Changes in non-cash items
     For the six months ended March 31, 2006, our primary adjustments to our net earnings from operations for non-cash and other items were depreciation and amortization of $6.6 million, substantially all of which was depreciation, bad debt expense of $2.3 million and stock-based compensation of $2.3 million primarily related to our adoption of SFAS No. 123(R) partially offset by a reduction in deferred income taxes of $2.2 million and our excess tax benefits from stock-based compensation of $1.0 million.
     For the six months ended March 31, 2005, our primary adjustments to our net earnings from operations for non-cash and other items were depreciation and amortization of $4.6 million, substantially all of which was depreciation, bad debt expense of $1.9 million, tax benefit derived from option exercises of $1.0 million and stock-based compensation of $0.3 million.
Changes in operating assets and liabilities
     For the six months ended March 31, 2006, the cash outflows of $7.3 million relating to changes in our operating assets and liabilities was primarily due to changes in accounts receivables, deferred revenue, accounts payable and accrued expenses and income tax payable. The timing of tuition funding resulted in a decrease in accounts receivable of $2.9 million and a decrease in deferred revenue of $1.6 million resulting in a net cash inflow of $1.3 million. The cash used in accounts payable and accrued expense of $5.5 million is primarily attributable to payments related to performance bonuses of approximately $4.0 million and a bank overdraft of $1.5 million. The decrease in income taxes of $3.4 million was attributable to estimated tax payments. Other adjustments provided net cash of $0.3 million.
     For the six months ended March 31, 2005, the $8.0 million relating to the change in our operating assets and liabilities was primarily due to changes in restricted cash and prepaid expenses. A significant non-recurring benefit in operating assets and liabilities was the release of $10.4 million in restricted cash related to collateral provided for a letter of credit issued in favor of ED. The collateral was released upon expiration of the letter of credit. The increase in prepaid expenses of $2.3 million was primarily attributable to the timing of payment for facility, rents and other services.
     Our days sales outstanding (DSO) in accounts receivable was approximately 21 days at March 31, 2006 compared to 24 days at March 31, 2005. DSO is impacted primarily by the timing of Title IV tuition funding which impacts accounts receivable.
     At March 31, 2006, our working capital was $25.0 million primarily attributable to cash generated by our operations.

Investing Activities
     For the six months ended March 31, 2006, cash flows used in investing activities were $0.1 million and were primarily related to the purchase of $16.4 million in capital expenditures primarily associated with new campus construction and existing campus expansions primarily offset by proceeds of $16.3 million from the release of our restricted investments that provided cash collateral for our letter of credit issued in favor of ED.
     For the six months ended March 31, 2005, cash flows used in investing activities were $38.1 million and were primarily related to our investment of approximately $16.0 million used to purchase securities with the intent to hold to maturity and to the purchase of $22.1 million in capital expenditures.
Financing Activities
     For the six months ended March 31, 2006, cash flows provided by financing activities were $5.1 million and were primarily due to proceeds of $2.6 million related to stock issued under employee option plans, a bank overdraft of $1.5 million resulting from the timing of payments issued through controlled disbursement accounts and $1.0 million related to recognition of the excess tax benefit from stock-based compensation in connection with our adoption of SFAS No. 123 (R).
     For the six months ended March 31, 2005, cash flows from financing activities were $7.5 million and were primarily due to proceeds of $2.2 million related to stock issued under employee option plans and a bank overdraft of $5.3 million resulting from the timing of payments issued through controlled disbursements accounts.
     On February 28, 2006 our Board of Directors authorized the repurchase of up to $30 million of our common stock in open market or privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and other prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At March 31, 2006, we have not repurchased any common stock.
Future Liquidity Sources
     Based on past performance and current expectations, we believe that our cash flows from operations will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations through the next 12 months. We believe that the most strategic uses of our cash resources include expanding new and existing campuses, expanding our program offerings, marketing to fill our capacity and repurchasing our stock. In addition, our long term strategy includes considering strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue debt resulting in increased interest expense.
Credit Facility
     During fiscal 2005, under the terms of our credit agreement, we issued a letter of credit in favor of ED in the amount of $14.4 million that was collateralized by a $16.2 million restricted investment held in marketable securities. During October 2005, we were notified by ED that our letter of credit was no longer required. Upon release of the letter of credit, our restricted investment balance of approximately $16.2 million became available for general corporate use. At March 31, 2006, we have no borrowings under our credit facility and we were in compliance with all covenants.

Seasonality and Trends
     Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third fiscal quarter, which ends on June 30, than in the remainder of our fiscal year because fewer students are enrolled during the summer months. In addition, school is not in session during the one-week holiday break which occurs in December. As a result, first quarter revenue does not correlate to the peak in student population. Our normal operating expenses, however, do not vary significantly with changes in our student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuation in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change however, as a result of new school openings, new program introductions, increased enrollments of adult students, increased investment in sales and marketing or acquisitions.
     Operating income is negatively impacted during the initial start up of new campus openings. We incur sales and marketing costs as well as campus personnel costs in advance of the campus opening. Typically we begin to incur such costs approximately 12 to 15 months in advance of the campus opening with the majority of the costs being incurred in the nine-month period prior to a campus opening. We incurred start-up losses of approximately $4.1 million during the six months ended March 31, 2006 related to our Norwood, Massachusetts and Sacramento, California campuses, compared to start-up losses of approximately $1.8 million during the six months ended March 31, 2005 related to our Exton, Pennsylvania, Norwood, Massachusetts and Sacramento, California campuses. Our Exton campus opened in July 2004, our Norwood campus opened in June 2005 and our Sacramento campus opened at its temporary location in October 2005.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our principal exposure to market risk relates to interest rate changes. As of March 31, 2006, we do not have any term debt. Consequently, we have minimal financial exposure to market risk.
Cautionary Factors That May Affect Future Results
     This report contains forward-looking information about our financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They often include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:
•	our ability to maintain or renew any required regulatory approvals, standards, accreditation or state authorization;

•	possible failure or inability to obtain regulatory consents and certifications for new campuses and campus expansions;

•	changes in laws and regulations affecting post-secondary education, including Title IV funding;

•	governmental inquiries, compliance reviews or investigations and the potential for increased litigation;

•	our ability to manage our planned growth, both internally and at new or existing campuses;

•	competitive developments affecting our industry, including pricing pressures in newer markets;

•	our ability to maintain and expand existing industry relationships;

•	our ability to recruit and retain key personnel;

•	changes in demand for our programs;

•	increased investment in management and capital resources;

•	increases in interest rates or state budget constraints adversely affecting a student’s ability to secure additional loans;

•	lower rates of unemployment;

•	the timing and number of new campuses that we open or acquire;

•	growth in costs and expenses;

•	construction delays with respect to new or expanding campuses;

•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown;

•	the effectiveness of our advertising and promotional efforts;

•	changes in generally accepted accounting principles;

•	our ability to maintain compliance with Section 404 of Sarbanes-Oxley;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas; and

•	potential increased competition.
     We cannot guarantee any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As we have previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We filed a motion for summary judgment and by minute entry dated December 22, 2005, the Arizona Superior Court granted our motion on all claims. The plaintiffs filed a motion requesting that the court amend and vacate its minute entry. The Court denied plaintiffs’ motion on March 30, 2006.
Item 1A. RISK FACTORS
     Information regarding risk factors appears in Part I, Item 3 of this report under the heading “Cautionary Factors That May Affect Future Results” and in Part I, Item 1 of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2005.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) Our annual meeting of stockholders was held on February 28, 2006.
     (b) Our stockholders voted as follows to elect three Class II directors to our board of directors:

Directors:	Votes For:	Votes Withheld:
Roger S. Penske	18,598,350	7,769,778
Linda J. Srere	18,639,030	7,729,098
John C. White	25,995,005	373,123
Directors whose term of office continued after the annual meeting include: A. Richard Caputo, Jr., Conrad A. Conrad, Kevin P. Knight, Kimberly J. McWaters and Robert D. Hartman.
     (c) Our stockholders voted as follows to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors for our financial statements for the year ending September 30, 2006:
     For: 26,351,473                      Against: 8,185                      Votes Withheld: 8,470

Item 6. EXHIBITS
     (a) Exhibits (filed herewith):

Number	Description
10.6	Universal Technical Institute, Inc. 2003 Stock Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: May 10, 2006	By:	/s/ Jennifer L. Haslip
Jennifer L. Haslip
Senior Vice President , Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.6	Universal Technical Institute, Inc. 2003 Stock Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.