Form 10-Q
period 2006-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2006-08-09
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 7, 2006, there were 28,174,391 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

ii

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	September 30,	June 30,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$52,045	$54,883
Restricted cash	200	—
Restricted investments	16,198	—
Receivables, net	21,244	12,709
Income tax receivable	—	679
Deferred tax assets	7,053	7,984
Prepaid expenses and other assets	6,958	8,099

Total current assets	103,698	84,354

Property and equipment, net	74,417	107,627
Goodwill	20,579	20,579
Other assets	1,914	1,844

Total assets	$200,608	$214,404

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$39,130	$40,835
Deferred revenue	42,840	39,470
Income tax payable	2,140	—
Accrued tool sets	3,401	3,636
Other current liabilities	2,370	757

Total current liabilities	89,881	84,698

Construction liability	—	3,072
Deferred tax liabilities	7,622	6,726
Other liabilities	7,372	8,291

Total liabilities	104,875	102,787

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $.0001 par value, 100,000,000 shares authorized, 27,980,610 shares issued and outstanding at September 30, 2005 and 28,153,917 shares issued and outstanding at June 30, 2006	1	1
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	114,994	122,828
Treasury stock, at cost, 0 shares at September 30, 2005 and 611,650 shares at June 30, 2006	—	(15,030)
Accumulated deficit / retained earnings	(19,262)	3,818

Total shareholders’ equity	95,733	111,617

Total liabilities and shareholders’ equity	$200,608	$214,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net revenues	$76,074	$84,134	$226,892	$258,332

Operating expenses:
Educational services and facilities	37,047	44,779	105,357	127,852
Selling, general and administrative	27,577	33,644	80,180	95,995

Total operating expenses	64,624	78,423	185,537	223,847

Income from operations	11,450	5,711	41,355	34,485

Other expense (income):
Interest income	(437)	(820)	(1,027)	(2,441)
Interest expense	34	11	91	38

Total other income	(403)	(809)	(936)	(2,403)

Income before income taxes	11,853	6,520	42,291	36,888
Income tax expense	4,248	2,022	15,703	13,808

Net income	$7,605	$4,498	$26,588	$23,080

Earnings per share:
Net income per share — basic	$0.27	$0.16	$0.95	$0.82

Net income per share — diluted	$0.27	$0.16	$0.93	$0.81

Weighted average number of common shares outstanding:
Basic	27,934	27,949	27,875	28,002

Diluted	28,545	28,321	28,530	28,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

						Accumulated
						Deficit/	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at September 30, 2005	27,980	$1	$114,994	—	$—	$(19,262)	$95,733
Net income						23,080	23,080
Issuance of common stock under employee plans	173		2,653				2,653
Tax benefit from employee stock plans			1,015				1,015
Tax benefit from preferred stock issuance			791				791
Stock compensation			3,375				3,375
Treasury stock purchases				612	(15,030)		(15,030)

Balance at June 30, 2006	28,153	$1	$122,828	612	$(15,030)	$3,818	$111,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended
	June 30,
	2005	2006
Cash flows from operating activities:
Net income	$26,588	$23,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,091	10,150
Bad debt expense	2,970	3,812
Tax benefits of stock options exercised	1,141	—
Stock-based compensation	269	3,375
Deferred income taxes	(1,078)	(1,844)
Excess tax benefit from stock-based compensation	—	(1,015)
Loss on sale of property and equipment	74	190
Changes in assets and liabilities:
Restricted cash	10,195	—
Receivables	3,004	4,794
Prepaid expenses and other assets	(3,294)	(1,141)
Other assets	(144)	259
Accounts payable and accrued expenses	1,675	(7,165)
Deferred revenue	2,388	(3,370)
Income taxes	280	(1,804)
Accrued tool sets and other current liabilities	1,948	(587)
Other liabilities	(803)	111

Net cash provided by operating activities	52,304	28,845

Cash flows from investing activities:
Purchase of securities with intent to hold to maturity	(32,002)	—
Redemption of restricted investments	16,167	16,260
Purchase of property and equipment	(34,199)	(35,100)
Proceeds from sale of property and equipment	185	3

Net cash used in investing activities	(49,849)	(18,837)

Cash flows from financing activities:
Repayment of long-term debt borrowings	(33)	(6)
Payment of deferred finance fees	(14)	—
Bank overdrafts	—	4,181
Excess tax benefit from stock-based compensation	—	1,032
Proceeds from issuance of common stock under employee plans	2,439	2,653
Distribution to stockholders	(185)	—
Purchases of treasury stock	—	(15,030)

Net cash provided by financing activities	2,207	(7,170)

Net increase in cash and cash equivalents	4,662	2,838
Cash and cash equivalents, beginning of period	42,602	52,045

Cash and cash equivalents, end of period	$47,264	$54,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED), continued
(In thousands)

	For the Nine Months Ended
	June 30,
	2005	2006
Supplemental Disclosure of Cash Flow Information:
Taxes paid	$15,428	$17,790

Interest paid	$88	$34

Training equipment obtained in exchange for services	$646	$2,279

Accrued capital expenditures	$—	$3,063

Construction in progress financed by construction liability	$—	$3,072

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
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2005.
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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
     Effective October 1, 2005, we adopted SFAS No. 123(R) “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. We adopted SFAS No. 123(R) using the modified prospective application transition method. SFAS No. 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair values.
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
     In February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP requires that an option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from an equity to liability award. The guidance in this FSP shall be applied upon initial adoption of SFAS No. 123(R), or if an entity adopted SFAS No. 123(R) prior to February 3, 2006, the entity shall apply the guidance in the first reporting period beginning after February 3, 2006. The adoption of FSP FAS 123(R)-4 did not have a material impact on our consolidated financial statements or disclosures.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues provided by interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe our adoption of SFAS No. 155 will not have a material impact on our consolidated financial statements or disclosures.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. We believe our adoption of SFAS No. 156 will not have a material impact on our consolidated financial statements or disclosures.
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
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the manner in which uncertainties in income taxes that are recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” should be accounted for by providing recognition and measurement guidance and disclosure provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We believe our adoption of FIN 48 will not have a material impact on our consolidated financial statements or disclosures.
4. Stock-Based Compensation
     As of June 30, 2006, we have two stock option plans, which we refer to as the Management 2002 Stock Option Program (2002 Plan) and the 2003 Stock Incentive Plan (2003 Plan).
     The 2002 Plan was approved by our Board of Directors on April 1, 2002 and provided for the issuance of options to purchase 746,022 shares of our common stock. On February 25, 2003, our Board of Directors authorized an additional 36,978 options to purchase our common stock under the 2002 Plan.
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
     The 2003 Plan was approved by our Board of Directors and adopted effective December 22, 2003 upon consummation of our initial public offering. The 2003 Plan authorizes the issuance of various common stock awards, including stock options and restricted stock, for approximately 4.4 million shares of our common stock. We issue our stock awards at the fair market value of our common stock which is determined based upon the closing price of our stock on the New York Stock Exchange as of the grant date. Under the 2003 Plan, common stock awards generally vest ratably over a four year period. The expiration date of stock options granted under the 2003 Plan is the earlier of the ten-year anniversary of the grant date; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; ninety days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance; or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance. The restrictions associated with our restricted stock awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination. On June 15, 2006, we granted 525,000 options to purchase shares of our common stock, with an exercise price of $23.25 per share and an estimated weighted-average fair value of $8.42 per share, and awarded 117,000 shares of restricted stock at a fair value of $23.25 per share. At June 30, 2006, 4.2 million shares of common stock were reserved for issuance under the 2003 Plan, of which 2.0 million shares are available for future grant.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
     The following table summarizes stock option activity under the 2002 and 2003 Plans for the nine months ended June 30, 2006:

			Weighted
			Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value
Outstanding at September 30, 2005	2,428	$20.98
Granted	525	$23.25
Exercised	(149)	$14.04
Expired	(101)	$29.25

Outstanding at June 30, 2006	2,703	$21.50	7.87	$26,607

Stock options exercisable at June 30, 2006	1,196	$15.76	6.88	$17,830

     The total intrinsic value of options which vested during the three and nine months ended June 30, 2006 was $2.9 million and $3.1 million, respectively.
     The following table summarizes values for stock options exercised:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Intrinsic value	$456	$16	$3,225	$2,786

Cash received	$193	$72	$1,650	$2,099

Tax benefits	$178	$6	$1,262	$1,088

     Our determination of estimated fair value of each stock option grant, estimated on the date of grant using the Black-Scholes option-pricing model, is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, the expected lives of the awards and actual and projected employee stock exercise behaviors.
     The expected volatility is determined using a calculated value method. Our method includes an analysis of companies within our industry sector, including UTI, to calculate the annualized historical volatility. We believe that due to our limited historical experience as a public company, the calculated value method provides the best available indicator of the expected volatility used in our estimates.
     In determining our expected term, we reviewed our historical share option exercise experience and determined it does not provide a reasonable basis upon which to estimate an expected term due to our limited

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
historical award and exercise experience. We have estimated and consistently applied our expected term of stock option grants to be 5 years which is 50% of the contractual term.
     The risk-free interest rate of our awards are determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options.
     The following table illustrates the assumptions used for stock option grants made during each of the three months and nine months ended June 30, 2005 and 2006:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Weighted-average grant-date per share fair value	$11.38	$8.42	$14.00	$8.42
Expected lives (in years)	5.00	5.00	5.00	5.00
Risk-free interest rate	3.87%	4.89%	3.77%	4.89%
Dividend yield	—	—	—	—
Expected volatility	33.73%	30.70%	34.47%	30.70%
Expected forfeiture rate	—	3.00%	—	3.00%
     The following table summarizes restricted stock activity under the 2003 Plan for the nine months ended June 30, 2006.

		Weighted Average
		Grant Date Fair
	Number of	Value
	Shares	per Share
Outstanding at September 30, 2005	—	$—
Awarded	117	$23.25

Outstanding at June 30, 2006	117	$23.25

Non-vested restricted stock at June 30, 2006	117	$23.25
     For the three and nine months ended June 30, 2006, our consolidated financial statements reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, which results in recognition of compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date of adoption, our consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS No. 123(R).
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
     Awards which vested in fiscal year 2005 and earlier were accounted for under the intrinsic value method prescribed in APB No. 25. For the three and nine months ended June 30, 2005, there was no stock compensation expense under ABP No. 25. If we had elected to recognize compensation expense based on the estimated fair value of the awards, estimated using the Black-Scholes option pricing model, at the grant date in accordance with SFAS No. 123, net earnings would have been the pro forma amounts shown as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income available to common shareholders — as reported	$7,605	$26,588
Add stock-based compensation expense included in reported net income, net of taxes	8	24

Deduct total stock-based employee compensation expense determined using the fair value based method, net of taxes	(718)	(1,714)

Net income — pro forma	$6,895	$24,898

Earnings per share — basic — as reported	$0.27	$0.95

Earnings per share — diluted — as reported	$0.27	$0.93

Earnings per share — basic — pro forma	$0.24	$0.89

Earnings per share — diluted — pro forma	$0.24	$0.87

     Stock-based compensation expense recognized for the three and nine months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. We recognize compensation expense using the straight-line single-option method. Stock-based compensation expense, recognized for the three and nine months ended June 30, 2006, is based on awards ultimately expected to vest, and accordingly it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant. Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
     The following table summarizes the accounts in the accompanying condensed consolidated income statements where stock compensation expense under SFAS No. 123(R) has been recorded:

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2006
	Gross	Net of tax	Gross	Net of tax
Education services and facilities	$127	$77	$352	$214
Selling, general and administrative	987	601	2,867	1,746

Total stock-based compensation expense	$1,114	$678	$3,219	$1,960

     As of June 30, 2006, unrecognized stock compensation expense related to unvested stock options and restricted stock awards was $14.8 million, which is expected to be recognized over a weighted average period of 2.7 years.
5. Weighted Average Number of Common Shares Outstanding
     Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three and nine months ended June 30, 2006, approximately 654,000 shares and 605,000 shares, respectively, that could be issued under outstanding options, were not included in the determination of our diluted shares outstanding, as they were anti-dilutive. For the three and nine months ended June 30, 2005, approximately 564,000 shares and 294,000 shares, respectively, that could be issued under outstanding options, were not included in the determination of our diluted shares outstanding, as they were anti-dilutive.
     The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Basic common shares outstanding	27,934	27,949	27,875	28,002
Dilutive effect of options related to the purchase of common stock	611	372	655	489

Diluted common shares outstanding	28,545	28,321	28,530	28,491

     On February 28, 2006, our Board of Directors authorized the repurchase of up to $30 million of our common stock in open market or privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and other prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At June 30, 2006, we have repurchased approximately 612,000 shares at a total cost of $15.0 million.

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
7. Property and Equipment
Property and equipment, net consist of the following:

	September 30,	June 30,
	2005	2006
Land	$3,832	$3,832
Building and building improvements	8,847	21,016
Leasehold improvements	17,720	38,496
Training equipment	33,823	43,686
Office and computer equipment	21,120	24,269
Curriculum development	1,326	1,312
Internally developed software	2,555	3,235
Vehicles	693	747
Construction in progress	14,575	10,945

	104,491	147,538
Less accumulated depreciation and amortization	(30,074)	(39,911)

	$74,417	$107,627

     At September 30, 2005, construction in progress includes $11.1 million of building improvements related to the retrofitting of our Norwood, Massachusetts building for our automotive program which was completed and placed in service during November 2005. At June 30, 2006, construction in progress includes $3.7 million related to construction of our new Sacramento, California campus building and $3.1 million related to our automotive program campus expansion in Orlando, Florida. The Orlando, Florida automotive program campus expansion is being completed in accordance with the terms of our lease agreement. We have recorded the aggregate construction costs incurred under the lease as a construction liability on our Balance Sheet at June 30, 2006.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30,	June 30,
	2005	2006
Accounts payable	$9,765	$9,432
Accrued compensation and benefits	21,073	20,829
Other accrued expenses	8,292	10,574

	$39,130	$40,835

9. Revolving Credit Facility
     On July 5, 2006 we entered into a modification agreement of our credit agreement dated October 26, 2004 which provided a revolving line of credit in the amount of $30.0 million and a standby letter of credit facility in the amount of $20.0 million. The modification agreement eliminated the standby letter of credit facility, of which $0 was outstanding at the date of the modification and changed the minimum quarterly current ratio financial covenant as follows: 0.50 to 1.00 through June 30, 2007 and 0.60 to 1.00 on September 30, 2007 and thereafter. Prior to the modification, the minimum quarterly current ratio financial covenant was 0.60 to 1.00 at September 30, 2006 and thereafter. The revolving line of credit is unsecured and guaranteed by our wholly owned subsidiary UTI Holdings, Inc. and each of its wholly owned subsidiaries.
     At June 30, 2006, we have no borrowings under our credit facility and we were in compliance with all covenants.
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
     As we have previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We filed a motion for summary judgment and by minute entry dated December 22, 2005, the Arizona Superior Court granted our motion on all claims. The plaintiffs filed a motion requesting that the court amend and vacate its minute entry. The Court denied plaintiffs’ motion on March 30, 2006. On May 1, 2006, the Court entered final judgment in our favor and against plaintiffs on all claims. Plaintiffs filed a notice of appeal on May 22, 2006 and the matter is currently pending before the Arizona Court of Appeals.

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

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2006
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$71,885	$4,189	$76,074	$80,081	$4,053	$84,134
Operating income (loss)	$11,089	$361	$11,450	$5,784	$(73)	$5,711
Depreciation and amortization	$2,413	$113	$2,526	$3,461	$102	$3,563
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$168,958	$3,140	$172,098	$211,087	$3,317	$214,404

	Nine Months Ended			Nine Months Ended
	June 30, 2005			June 30, 2006
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$214,707	$12,185	$226,892	$246,795	$11,537	$258,332
Operating income (loss)	$40,486	$869	$41,355	$34,692	$(207)	$34,485
Depreciation and amortization	$6,762	$329	$7,091	$9,839	$311	$10,150
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$168,958	$3,140	$172,098	$211,087	$3,317	$214,404

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
Critical Accounting Policies and Estimates
     Our critical accounting policies are disclosed in our 2005 Annual Report on Form 10-K. During the three and nine months ended June 30, 2006, there have been no significant changes in our critical accounting policies, other than stock-based compensation discussed below.
     Stock-based compensation. Effective October 1, 2005, we adopted SFAS No. 123 (R) “Share-Based Payment” using the modified prospective application transition method. Prior to adoption of SFAS No. 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 “Accounting for Stock-Based Compensation”. Our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). As of June 30, 2006, unrecognized stock compensation expense related to unvested stock options and restricted stock awards was $14.8 million, which is expected to be recognized over a weighted average period of 2.7 years.
Recent Accounting Pronouncements
     For information regarding recent accounting pronouncements, see Note 3 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.
Overview
     Our net revenues for the third quarter were $84.1 million, an increase of 10.6% from the prior year and our net income for the third quarter was $4.5 million, a decrease of 40.9% from the prior year. Our decrease in net income is due to lower capacity utilization in conjunction with higher compensation and related costs, sales and marketing costs, depreciation and the recognition of stock-based compensation expense under SFAS No. 123(R) of $1.1 million.
     Recruitment efforts and student starts lag the prior year due to a variety of factors. A strong labor market across the country coupled with affordability concerns associated with climbing interest rates and increased gas and housing prices have made it more challenging and expensive to recruit and start students. The transition to a new advertising agency and call center during the second quarter of our current fiscal year contributed to a disruption in lead flow. During our third quarter, lead flow has improved and we believe the improvement is associated with the completion of the transition of our advertising agency and call center vendor relationships as well as the development of new creative advertisements and promotional materials and additional spending in advertising.
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

Results of Operations
     The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	48.7%	53.2%	46.4%	49.5%
Selling, general and administrative	36.2%	40.0%	35.4%	37.2%

Total operating expenses	84.9%	93.2%	81.8%	86.7%

Income from operations	15.1%	6.8%	18.2%	13.3%

Interest income	-0.5%	-1.0%	-0.4%	-0.9%

Income before income taxes	15.6%	7.8%	18.6%	14.2%
Income tax expense	5.6%	2.4%	6.9%	5.3%

Net income	10.0%	5.4%	11.7%	8.9%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 and Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005
     Net revenues. Our revenues for the three months ended June 30, 2006 were $84.1 million, representing an increase of $8.1 million, or 10.6%, as compared to net revenues of $76.1 million for the three months ended June 30, 2005. This increase was due to tuition increases of approximately 6.0% and a 4.1% increase in the average undergraduate full-time student enrollment during the three months ended June 30, 2006. Average undergraduate full-time student enrollment increased to 15,166 for the three months ended June 30, 2006 as compared to 14,572 for the three months ended June 30, 2005.
     Our revenues for the nine months ended June 30, 2006 were $258.3 million, representing an increase of $31.4 million, or 13.9%, as compared to net revenues of $226.9 million for the nine months ended June 30, 2005. This increase was due to a 7.7% increase in the average undergraduate full-time student enrollment and tuition increases of approximately 5.7%. Average undergraduate full-time student enrollment increased to 16,324 for the nine months ended June 30, 2006 as compared to 15,155 for the nine months ended June 30, 2005.
     Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended June 30, 2006 were $44.8 million, an increase of $7.7 million, as compared to educational services and facilities expenses of $37.1 million for the three months ended June 30, 2005. Our educational services and facilities expenses for the nine months ended June 30, 2006 were $127.9 million, an increase of $22.5 million, as compared to educational services and facilities expenses of $105.3 million for the nine months ended June 30, 2005. The increases in these expenses for the three and nine months ended June 30, 2006 are primarily related to increases in compensation and related costs of approximately $4.4 million and $13.3 million, respectively, attributable to the staffing of education management, instructors and student support functions related to our expansion efforts as well as additional staffing to accommodate current and future growth. Recent expansion activities also increased operating costs, as compared to the comparable periods in the previous year. Campus rent and utilities and depreciation expense increased approximately $0.8 million and $0.9 million, respectively, for the third quarter ended June 30, 2006 and increased approximately $2.3 million and $2.7 million, respectively, for the nine months ended June 30, 2006. In addition, we recognized stock compensation expense of approximately $0.1 million in the third quarter ended June 30, 2006 and $0.4 million for the nine months ended June 30, 2006 as a result of our adoption of SFAS No. 123(R). We did not recognize any stock compensation expense as a component of educational services and facilities in the previous comparative periods.
     Educational services and facilities expenses as a percentage of net revenues increased to 53.2% for the three months ended June 30, 2006 as compared to 48.7% for the three months ended June 30, 2005. Educational services and facilities expenses as a percentage of net revenues increased to 49.5% for the nine months ended June 30, 2006 as compared to 46.4% for the nine months ended June 30, 2005. The increase in educational services and facilities expenses as a percentage of net revenues for the three months and nine months ended June 30, 2006 is attributable to decreased capacity utilization.
     We begin to incur educational services and facilities costs associated with instructor compensation and occupancy costs during the 12 to 15 months in advance of new campus openings. The majority of our start-up costs are incurred in the nine month period prior to a campus opening. For the three months ended June 30, 2006, start-up costs were $2.9 million related to our Norwood, Massachusetts campus and $1.8 million related to our Sacramento, California campus for total start-up costs of approximately $4.7 million. For the three months ended June 30, 2005, start-up costs were $0.8 million related to our Norwood, Massachusetts campus. For the nine months ended June 30, 2006, start-up costs were $6.9 million related to our Norwood, Massachusetts campus and $4.1 million related to our Sacramento, California campus for total start-up costs of approximately $11.0 million. For the nine months ended June 30, 2005 start-up costs were $1.1 million related to our Norwood, Massachusetts campus.
     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended June 30, 2006 were $33.6 million, an increase of $6.1 million, as compared to selling, general and administrative expenses of $27.6 million for the three months ended June 30, 2005. Our selling, general and administrative expenses for the nine months ended June 30, 2006 were $96.0 million, an increase of $15.8 million, as compared to selling, general and administrative expenses of $80.2 million for the nine months ended June 30, 2005. The increases in these expenses for the three and nine months ended June 30, 2006 are related to increases in compensation and related costs of approximately $2.0 million and $6.4 million, respectively, primarily due to increased personnel associated with sales and marketing activities and other organizational support. In addition, we recognized stock compensation expense of approximately $1.0 million and $2.8 million for the three and nine months ending June 30, 2006, respectively, attributable to our adoption of SFAS No. 123(R). Selling, general and administrative expenses were also impacted by increases in advertising expense of approximately $1.4 million and $3.0 million, for the three and nine months ended June 30, 2006, respectively, due to increased advertising to support new applicants and increased contract services of approximately $0.7 million for both the three and nine months ended June 30, 2006 primarily due to $0.5 million in costs incurred associated with the termination of new campus site selection activities. These increases were partially offset by a decrease for the three and nine months ended June 30, 2006 in professional services of approximately $0.1 million and $0.7 million, respectively, primarily attributable to reduced legal costs and lower costs associated with Sarbanes-Oxley compliance efforts.
     Selling, general and administrative expenses as a percentage of net revenues increased to 40.0% for the three months ended June 30, 2006 as compared to 36.2% for the three months ended June 30, 2005. Selling, general and administrative expenses as a percentage of net revenues increased to 37.2% for the nine months ended June 30, 2006 as compared to 35.4% for the nine months ended June 30, 2005. The increase in selling, general and administrative expenses as a percentage of net revenues for the three and nine months ended June 30, 2006 is due to stock-based compensation expense attributable to our adoption of SFAS No. 123(R) and additional spending in advertising.
     We begin to incur selling, general and administrative expenses associated with campus administration and sales force compensation and advertising costs during the 12 to 15 months in advance of new campus openings. The majority of our start-up costs are incurred in the nine-month period prior to a campus opening. For the three months ended June 30, 2006, start-up costs were $1.5 million related to our Norwood, Massachusetts campus and $1.3 million related to our Sacramento, California campus for total start-up costs of approximately $2.8 million. For the three months ended June 30, 2005, start-up costs were $1.2 million related to our Norwood, Massachusetts campus and $0.4 million related to our Sacramento, California campus for total start-up costs of $1.6 million. For the nine months ended June 30, 2006, start-up costs were $4.3 million related to our Norwood, Massachusetts campus and $3.5 million related to our Sacramento, California campus for total start-up costs of approximately $7.8 million. For the nine months ended June 30, 2005 start-up costs were $2.0 million related to our Norwood, Massachusetts campus and $0.6 million related to our Sacramento, California campus for total start-up costs of $2.6 million.
     Interest income. Our interest income for the three months ended June 30, 2006 was approximately $0.8 million, representing an increase of approximately $0.4 million compared to interest income of approximately $0.4 million for the three months ended June 30, 2005. Our interest income for the nine months ended June 30, 2006 was approximately $2.4 million, representing an increase of approximately $1.4 million compared to interest income of approximately $1.0 million for the nine months ended June 30, 2005. The increase in interest income is primarily attributable to the increase in available investment funds as well as higher interest rate returns.
     Income taxes. Our provision for income taxes for the three months ended June 30, 2006 was approximately $2.0 million, or 31.0% of pretax income, compared to approximately $4.2 million, or 35.8% of pretax income for the three months ended June 30, 2005. Our provision for income taxes for the nine months ended June 30, 2006 was approximately $13.8 million, or 37.4% of pretax income, compared to approximately $15.7 million, or 37.1% of pretax income for the nine months ended June 30, 2005. The higher effective rate for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005 was primarily attributable to higher statutory state tax rates and the reduction of state tax incentives partially offset by the release of tax reserves due to the closure of additional tax years subject to audit. In addition, in the third quarter of 2006, we recognized approximately $0.8 million as additional paid in capital in connection with the release of tax reserves.
Liquidity and Capital Resources
     We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $28.8 million for the nine months ended June 30, 2006 compared to $52.3 million for the nine months ended June 30, 2005. Cash provided by operations for the nine month period ended June 30, 2005 includes the favorable impact of the release of restricted cash in the amount of $10.4 million.
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

     For the nine months ended June 30, 2006, our cash flows provided by operating activities were $28.8 million due to net income of $23.0 million, plus net adjustments of $14.7 million for non-cash and other items less $8.9 million related to the change in our operating assets and liabilities.
     For the nine months ended June 30, 2005, our cash flows provided by operating activities were $52.3 million due to net income of $26.6 million, plus net adjustments of $10.5 million for non-cash and other items plus $15.2 million related to the change in our operating assets and liabilities.
  Changes in non-cash items
     For the nine months ended June 30, 2006, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $10.2 million, substantially all of which was depreciation, bad debt expense of $3.8 million and stock-based compensation of $3.4 million primarily related to our adoption of SFAS No. 123(R) partially offset by a reduction in deferred income taxes of $1.8 million and our excess tax benefits from stock-based compensation of $1.0 million.
     For the nine months ended June 30, 2005, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $7.1 million, substantially all of which was depreciation, bad debt expense of $3.0 million, tax benefit derived from option exercises of $1.1 million and stock-based compensation of $0.3 million partially offset by a reduction in deferred income taxes of $1.1 million.
  Changes in operating assets and liabilities
     For the nine months ended June 30, 2006, the cash outflows of $8.9 million relating to changes in our operating assets and liabilities was primarily due to changes in accounts receivables, deferred revenue, accounts payable and accrued expenses, income tax payable and prepaid expenses. The timing of tuition funding resulted in a decrease in accounts receivable of $4.8 million and a decrease in deferred revenue of $3.4 million resulting in a net cash inflow of $1.4 million. The cash used in accounts payable and accrued expenses primarily related to payments related to performance bonuses of approximately $4.0 million and a bank overdraft of $4.2 million partially offset by approximately $1.0 related to the timing and fluctuation of the accounts payable cycle. The bank overdraft is attributable to a treasury management process whereby we are able to maximize our invested cash while providing cash to our primary bank to cover individual daily requirements. The decrease in income taxes of $1.8 million was attributable to the payment of estimated taxes. The increase in prepaid expenses of $1.1 million was primarily related to the timing of payment for advertising costs. Other adjustments provided net cash outflow of $0.2 million.
     For the nine months ended June 30, 2005, the $15.2 million relating to the change in our operating assets and liabilities was primarily due to changes in restricted cash and prepaid expenses. A significant non-recurring benefit in operating assets and liabilities was the release of $10.4 million in restricted cash related to collateral provided for a letter of credit issued in favor of ED. The collateral was released upon expiration of the letter of credit. The increase in prepaid expenses of $3.2 million was primarily attributable to the timing of payment for facility rents and other services.
     Our days sales outstanding (DSO) in accounts receivable was approximately 18 days at June 30, 2006 compared to approximately 21 days at June 30, 2005. DSO is impacted by the timing of Title IV tuition funding as well as our total student population.
     At June 30, 2006, we had a working capital deficit of approximately $0.1 million primarily attributable to the use of $15.0 million in cash used to repurchase stock in accordance with our stock repurchase program.

Investing Activities
     For the nine months ended June 30, 2006, cash flows used in investing activities were $18.8 million and were primarily related to the purchase of $35.1 million in capital expenditures primarily associated with new campus construction and existing campus expansions partially offset by proceeds of $16.3 million from the release of our restricted investments that provided cash collateral for our letter of credit issued in favor of ED.
     For the nine months ended June 30, 2005, cash flows used in investing activities were $49.8 million and were primarily related to the purchase of $34.2 million in capital expenditures and our net investment of approximately $15.8 million used to purchase securities.
  Financing Activities
     For the nine months ended June 30, 2006, cash flows used in financing activities were $7.2 million and were primarily due to proceeds of $2.6 million related to stock issued under employee option plans, a bank overdraft of $4.2 million resulting from the timing of payments issued through controlled disbursement accounts and $1.0 million related to recognition of the excess tax benefit from stock-based compensation in connection with our adoption of SFAS No. 123 (R) partially offset by $15.0 million used for the repurchase of our stock.
     For the nine months ended June 30, 2005, cash flows from financing activities were $2.2 million and were primarily due to proceeds of $2.4 million related to stock issued under employee option plans partially offset by $0.2 million in a distribution to participating shareholders related to the sale of land held for sale.
     On February 28, 2006 our Board of Directors authorized the repurchase of up to $30 million of our common stock in open market or privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and other prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At June 30, 2006, we have repurchased approximately 612,000 shares at a total cost of $15.0 million.
  Future Liquidity Sources
     Based on past performance and current expectations, we believe that our cash flows from operations will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations through the next 12 months. We believe that the most strategic uses of our cash resources include expanding new and existing campuses, expanding our program offerings, marketing to increase capacity utilization and repurchasing our stock. In addition, our long term strategy includes considering strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue debt resulting in increased interest expense.
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
     On July 5, 2006 we entered into a modification agreement of our credit agreement dated October 26, 2004 which provided a revolving line of credit in the amount of $30.0 million and a standby letter of credit facility in the amount of $20.0 million. The modification agreement eliminated the standby letter of credit facility, of which $0 was outstanding at the date of the modification and changed the minimum quarterly current ratio financial covenant as follows: 0.50 to 1.00 through June 30, 2007 and 0.60 to 1.00 on September 30, 2007 and thereafter. Prior to the modification, the minimum quarterly current ratio financial covenant was 0.60 to 1.00 at September 30, 2006 and thereafter. The revolving line of credit is unsecured and guaranteed by our wholly owned subsidiary UTI Holdings, Inc. and each of its wholly owned subsidiaries.
     At June 30, 2006, we have no borrowings under our credit facility and we were in compliance with all covenants.
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
     Operating income is negatively impacted during the initial start up of new campus openings. We incur sales and marketing costs as well as campus personnel costs in advance of the campus opening. Typically we begin to incur such costs approximately 12 to 15 months in advance of the campus opening with the majority of the costs being incurred in the nine-month period prior to a campus opening. We incurred start-up losses of approximately $6.6 million during the nine months ended June 30, 2006 related to our Norwood, Massachusetts and Sacramento, California campuses, compared to start-up losses of approximately $3.4 million during the nine months ended June 30, 2005 related to our Norwood, Massachusetts and Sacramento, California campuses. Our Norwood campus opened in June 2005 and our Sacramento campus opened at its temporary location in October 2005, moving to its permanent location in June 2006.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our principal exposure to market risk relates to interest rate changes. As of June 30, 2006, we do not have any term debt. Consequently, we have minimal financial exposure to market risk.
Cautionary Factors That May Affect Future Results
     This report contains forward-looking information about our financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They often include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	our ability to maintain or renew any required regulatory approvals, standards, accreditation or state authorization;

•	possible failure or inability to obtain regulatory consents and certifications for new campuses and campus expansions;

•	changes in laws and regulations affecting post-secondary education, including Title IV funding;

•	governmental inquiries, compliance reviews or investigations and the potential for increased litigation;

•	regulatory investigations of, or actions commenced against, other companies in our industry;

•	our ability to manage our planned growth, both internally and at new or existing campuses;

•	competitive developments affecting our industry, including pricing pressures in newer markets;

•	our ability to maintain and expand existing industry relationships;

•	our ability to recruit and retain key personnel;

•	changes in demand for our programs;

•	increased investment in management and capital resources;

•	increases in interest rates or state budget constraints adversely affecting a student’s ability to secure additional loans;

•	lower rates of unemployment;

•	the timing and number of new campuses that we open or acquire;

•	growth in costs and expenses;

•	construction delays with respect to new or expanding campuses;

•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown;

•	the effectiveness of our advertising and promotional efforts;

•	changes in generally accepted accounting principles;

•	our ability to maintain compliance with Section 404 of Sarbanes-Oxley;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas; and

•	potential increased competition.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As we have previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We filed a motion for summary judgment and by minute entry dated December 22, 2005, the Arizona Superior Court granted our motion on all claims. The plaintiffs filed a motion requesting that the court amend and vacate its minute entry. The Court denied plaintiffs’ motion on March 30, 2006. On May 1, 2006, the Court entered final judgment in our favor and against plaintiffs on all claims. Plaintiffs filed a notice of appeal on May 22, 2006 and the matter is currently pending before the Arizona Court of Appeals.
Item 1A. RISK FACTORS
     Information regarding risk factors appears in Part I, Item 3 of this report under the heading “Cautionary Factors That May Affect Future Results” and in Part I, Item 1 of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2005.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table summarizes the purchase of equity securities made through our stock repurchase program:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
				Approximate Dollar
	(a) Total		(c) Total Number of	Value) of Shares that
	Number of	(b) Average	Shares Purchased as	May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plans	Plans Or Programs
May 12, 2006 - May 31, 2006	302,900	$25.09	302,900	$22.4 million
June 1, 2006 - June 15, 2006	308,750	$23.98	308,750	$15.0 million

Total	611,650	$24.53	611,650	$15.0 million

(1)	Our stock repurchase program was announced on March 6, 2006. All shares were repurchased pursuant to this program.

(2)	On February 28, 2006, the Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock in open market or privately negotiated transactions.

(3)	Our stock repurchase program has no expiration date, however, we may terminate or limit the stock repurchase program at any time without prior notice.
Item 6. EXHIBITS
     (a) Exhibits (filed herewith):

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: August 9, 2006	By:	/s/ Jennifer L. Haslip
Jennifer L. Haslip
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.