Form 10-K
period 2006-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2006-12-13
CIK 1261654

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of December 8, 2006, 28,174,995 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the Company’s most recently completed second fiscal quarter (March 31, 2006) was approximately $704,937,722 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

Documents Incorporated by Reference

Portions of the proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

UNIVERSAL TECHNICAL INSTITUTE, INC.

INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2006

i

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians, as measured by total undergraduate enrollment and number of graduates. We offer undergraduate degree, diploma and certificate programs at 10 campuses across the United States. We also offer manufacturer specific advanced training (MSAT) programs that are sponsored by the manufacturer or dealer, at 19 dedicated training centers. For the twelve months ended September 30, 2006, our average undergraduate enrollment was 16,291 full-time students. We have provided technical education for over 40 years.

We believe the market for qualified service technicians is large and growing. In 2004, the U.S. Department of Labor estimated that there were approximately 803,000 working automotive technicians in the United States, and this number was expected to increase by 16% from 2004 to 2014. Other 2004 estimates provided by the U.S. Department of Labor indicate that from 2004 to 2014 the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair, are expected to increase by 14%, 10%, 14% and 15%, respectively. This need for technicians is due to a variety of factors, including technological advancement in the industries our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service, as well as an aging and retiring workforce that generally requires training to keep up with technological advancements and maintain its technical competency. As a result of these factors, there will be an average of approximately 52,400 new job openings annually for new entrants from 2004 to 2014 in the fields we serve, according to data collected by the U.S. Department of Labor. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers which can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.

We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Through our relationships with OEMs, we are able to continuously refine and expand our programs and curricula. We believe our industry-oriented educational philosophy and national presence have enabled us to develop valuable industry relationships which provide us with a significant competitive strength and support our market leadership. We are a primary, and often the sole, provider of manufacturer-based training programs pursuant to written agreements with various OEMs whereby we offer technician training programs using OEM provided vehicles, equipment, specialty tools and curricula. These OEMs include: Audi of America; American Honda Motor Co., Inc.; BMW of North America, LLC; Ford Motor Co.; Harley-Davidson Motor Co.; International Truck and Engine Corp.; Kawasaki Motors Corp., U.S.A.; Mercedes-Benz USA, LLC; Mercury Marine; Nissan North America, Inc.; Porsche Cars of North America, Inc.; Toyota Motor Sales, U.S.A., Inc.; Volkswagen of America, Inc.; Volvo Cars of North America, Inc. and Volvo Penta of the Americas, Inc. In addition, we provide technician training elective programs pursuant to verbal agreements with the following OEMs: American Honda Motor Co., Inc.; American Suzuki Motor Corp; Mercury Marine and Yamaha Motor Corp., USA.

Through our campus-based undergraduate programs, we offer specialized technical education under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). The majority of our undergraduate programs are designed to be completed in 12 to 18 months and culminate in an associate of occupational studies (AOS) degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $19,600 to $38,600 per program, primarily depending on the nature and length of the program. Upon completion of one of our automotive or diesel undergraduate programs, qualifying students have the opportunity to enroll in one of the manufacturer specific advanced training programs that we offer. These manufacturer programs are offered in a facility in which the OEM supplies the vehicles, equipment, specialty tools and curricula. Tuition for these advanced training programs is paid by each participating OEM or dealer in return for a commitment by the student to work for a dealer of that OEM upon graduation. We also provide continuing education and training to experienced technicians at our customers’ sites or in our training facilities.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, www.uticorp.com under the “Company Info — Investor Relations — SEC Filings” captions, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website. Information contained on our website is not a part of this Report.

In Part III of this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2007 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or before January 28, 2007, our proxy statement for the 2007 Annual Meeting of Stockholders will be available on our website at www.uticorp.com under the “Company Info — Investor Relations — SEC Filings” captions.

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

Business Strategy

Our goal is to maintain and strengthen our role as a leading provider of post-secondary technical education services. We intend to pursue the following strategies to attain this goal:

•	Increase Capacity Utilization. Since June 2005, we have opened new campuses and expanded or reconfigured existing campuses, resulting in an increase of our available seating capacity by more than 20% to 25,110 seats at September 30, 2006. Our average undergraduate student enrollment was 16,291 students for the year ended September 30, 2006 which results in a seating capacity utilization rate of approximately 65% for the year ended September 30, 2006. As previously committed, we plan to reconfigure and expand existing campuses during fiscal 2007 which will provide a net additional 900 seats, taking our total seating capacity to 26,010. Over the next two years, we will focus on improving our seating capacity utilization before we open any additional schools with the expectation that such improvement will support the growth of our net revenue and also support improved operating margins over time.

•	Increase Recruitment and Marketing. Since our founding in 1965, we have grown our business and expanded our campus footprint to establish a national presence. Through the UTI, MMI and NTI brands, our undergraduate campuses and advanced training centers currently provide us with local representation covering several geographic regions across the United States. Supporting our campuses, we maintain a national recruiting network of approximately 275 education representatives who are able to identify, advise and enroll students from all 50 states and U.S. territories. We plan to hire additional education representatives to enhance our recruitment coverage in territories where we are currently active in recruiting students and to expand into new regions and cities. We believe that additional education representatives, combined with increased marketing spending, will increase our national presence and enable us to better target the prospective student pool from which we recruit. We support our education representatives’ recruiting efforts with a national multimedia marketing strategy that includes television, enthusiast magazines, direct mail and the internet.

•	Seek Additional Industry Relationships. We work closely with OEMs to develop brand-specific education programs. Participating manufacturers typically assist us in developing course content and curricula, and provide us with equipment, specialty tools and parts at reduced prices or at no charge. Subject to employment commitments made by the student, the manufacturer or dealer pays the full tuition of each student enrolled in our advanced training programs. Our collaboration with OEMs enables us to provide highly specialized education to our students, resulting in improved employment opportunities and the potential for higher wages for graduates. We actively seek to develop new relationships with leading OEMs, dealership networks and other industry participants. Securing such relationships will enable us to support undergraduate enrollment growth, diversify funding sources and expand the scope and increase program offerings. We believe that these relationships are also valuable to our industry partners since our programs provide them with a steady supply of highly trained service technicians and are a cost-effective alternative to in-house training. These relationships should provide us additional incremental revenue opportunities from training the OEMs’ existing employees.

We also offer training for other sectors of the industry such as motor freight companies, tier one suppliers and firms that employ skilled technicians and/or benefit from employees possessing the skills that we teach. The training is performed at the customers’ sites, UTI sites or at third party locations using curricula developed by UTI or supplied by the customer and/or the OEM. These training relationships provide new sources of revenue, establish new employment opportunities for our graduates and enhance UTI’s position as a provider of training for the industry.

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

•	Expand Program Offerings. As the industries we serve become more technologically advanced, the requisite training for qualified technicians continues to increase. We continually work with our industry customers to expand and adapt our course offerings to meet their needs for skilled technicians. In fiscal year 2006, we introduced the Nissan Automotive Technician Training (NATT) program, a nine week elective that is offered at three of our campuses: Houston, Texas; Mooresville, North Carolina and Orlando, Florida. We also entered into a training contract with Cummins Rocky Mountain LLC for a diesel technician training program that we plan to offer at our Avondable, Arizona campus, during the second quarter of fiscal 2007.

•	Open New Campuses. Our decisions regarding the establishment of new campuses will be affected by our current efforts to increase our existing seating capacity utilization. We will continue to identify new markets that we believe will complement our established campus network and support further growth. We believe that there are a number of local markets, in regions where we do not currently have a campus, with both pools of interested prospective students and career opportunities for graduates. By establishing campuses in these locations, we believe that we will be able to supply skilled technicians to local employers, as well as provide educational opportunities for students otherwise unwilling or unable to relocate to acquire a post-secondary education. Additional locations will also provide us with an opportunity to provide continuing and advanced training to the existing workforces in the industries we serve.

•	Consider Strategic Acquisitions. We selectively consider acquisition opportunities that, among other factors, would complement our program offerings, benefit from our expertise and scale in marketing and administration and could be integrated into our existing operations.

Schools and Programs

Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and

Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). The majority of our undergraduate programs are designed to be completed in 12 to 18 months and culminate in an associate of occupational studies degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $19,600 to $38,600 per program, depending on the nature and length of the program. Our campuses are accredited and our undergraduate programs are eligible for federal Title IV student financial aid funding. Upon completion of one of our automotive or diesel undergraduate programs, qualifying students have the opportunity to apply for enrollment in one of our manufacturer specific advanced training programs. These programs are offered in facilities in which OEMs supply the vehicles, equipment, specialty tools and curricula. In most cases, tuition for the advanced training programs is paid by each participating OEM or dealer in return for a commitment by the student to work for a dealer of that OEM upon graduation. We also provide continuing education and training to experienced technicians.

Our undergraduate schools and programs are summarized in the following table:

		Date Training
Brand	Location	Commenced	Principal Programs

UTI	Avondale, Arizona	1965	Automotive; Diesel & Industrial; Automotive/Diesel; Automotive/Diesel & Industrial; FlexTech(1)
UTI	Houston, Texas	1983	Automotive; Diesel & Industrial; Automotive/Diesel; Automotive/Diesel & Industrial; Collision Repair and Refinishing
UTI	Glendale Heights, Illinois	1988	Automotive; Diesel & Industrial; Automotive/Diesel; Automotive/Diesel & Industrial
UTI	Rancho Cucamonga, California	1998	Automotive
UTI	Exton, Pennsylvania	2004	Automotive; Diesel & Industrial; Automotive/Diesel & Industrial
UTI	Sacramento, California	2005	Automotive; Automotive/Diesel & Industrial(2); Collision Repair and Refinishing(3)
UTI	Norwood, Massachusetts	2005	Automotive; Diesel & Industrial(2); Automotive/Diesel & Industrial(2)
MMI	Phoenix, Arizona	1973	Motorcycle
UTI/MMI	Orlando, Florida	1986	Automotive; Motorcycle; Marine
NTI	Mooresville, North Carolina	2002	Automotive; Automotive with NASCAR

(1)	We are no longer accepting applicants for the FlexTech program. The program is expected to be taught through December 2007.

(2)	We plan to begin teaching the Diesel & Industrial and Automotive/Diesel & Industrial programs in the second half of fiscal 2007.

(3)	We began teaching the Collision Repair and Refinishing program in October 2006.

Universal Technical Institute (UTI)

UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are master certified by the National Automotive Technicians Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE). Currently we are waiting for approval of the NATEF certification application for our Orlando, Florida campus. We are beginning the NATEF certification application process for our diesel program at our Exton, Pennsylvania campus and all programs at our Norwood, Massachusetts and Sacramento, California campuses. In order to apply for NATEF certification, a school must meet the ASE curriculum requirements and have also graduated its first class. Students have the option to enhance their training through the Ford Accelerated Credential Training (FACT) elective at all UTI campuses with the exception of Orlando, Florida where we plan to begin teaching the program during the second half of fiscal 2007. We also offer the Toyota Professional Automotive Technician (TPAT) elective at our Glendale Heights, Illinois campus; the

Toyota Professional Collision Training (TPCT) elective at our Houston, Texas campus; the BMW FastTrack elective at our Rancho Cucamonga, California and Avondale, Arizona campuses; and the Nissan Automotive Technician Training (NATT) program at our Houston, Texas; Mooresville, North Carolina and Orlando, Florida campuses.

•	Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. The program ranges from 51 to 88 weeks in duration, and tuition ranges from approximately $23,400 to $32,300. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments.

•	Diesel & Industrial Technology. Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. The program is 45 weeks in duration and tuition ranges from approximately $21,200 to $21,800. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•	Automotive/Diesel Technology. Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. The program ranges from 69 to 84 weeks in duration and tuition ranges from approximately $27,800 to $34,900. Graduates of this program typically can work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships.

•	Automotive/Diesel & Industrial Technology. Established in 1970, the Automotive/Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 90 weeks in duration and tuition ranges from approximately $29,100 to $38,600. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including material handling, construction, transport refrigeration or farming.

•	Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program teaches students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program ranges from 51 to 54 weeks in duration and tuition ranges from approximately $24,000 to $26,000. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•	Motorcycle. Established in 1973, this MMI program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 57 to 93 weeks in duration and tuition ranges from approximately $19,600 to $30,600. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by six major motorcycle manufacturers. We have written agreements with BMW of North America, LLC; Harley-Davidson Motor Co.; and Kawasaki Motors Corp., U.S.A. In addition, we have verbal understandings relating to motorcycle elective programs with American Honda Motor Co., Inc.; American Suzuki Motor Corp.; and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co., Inc.; Harley-Davidson Motor Co. and Kawasaki Motors Corp., U.S.A. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting our course development, equipment and product donations, and instructor training. The verbal understandings referenced may be terminated without cause by either party at any time.

•	Marine. Established in 1991, this MMI program is designed to teach students how to diagnose, service and repair boats and personal watercraft. The program is 60 weeks in duration and tuition is approximately $22,900. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers. We have verbal agreements relating to marine elective programs with American Honda Motor Co., Inc.; Mercury Marine; American Suzuki Motor Corp. and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co. Inc.; Kawasaki Motors Corp., U.S.A.; Mercury Marine and Volvo Penta of the Americas, Inc. These marine manufacturers support us through their endorsement of our curricula content, assisting with course development, equipment and product donations, and instructor training. The verbal understandings referenced may be terminated without cause by either party at any time.

NASCAR Technical Institute (NTI)

Established in 2002, NTI offers the same type of automotive training as UTI, but with additional NASCAR-specific courses. In addition to the training received in our Automotive Technology program, students have the opportunity to learn first-hand with NASCAR engines and equipment and to learn specific skills required for entry-level positions in NASCAR-related career opportunities. The program ranges from 48 to 78 weeks in duration and tuition ranges from $24,800 to $36,400. Similar to graduates of the Automotive Technology program, NTI graduates are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. For those students who have trained in our NASCAR technology program, from the opening of NTI through fiscal 2005, approximately 18% have found employment opportunities to work in racing-related industries.

Manufacturer Specific Advanced Training Programs

Our advanced programs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive program may apply to be selected for these programs. The programs range from 14 to 27 weeks in duration and tuition is paid by the manufacturer or dealer, subject to employment commitments made by the student. The manufacturer also supplies vehicles, equipment, specialty tools and curricula for the courses. Pursuant to written agreements, we offer manufacturer specific advanced training programs for the following OEMs: Audi of America; BMW of North America, LLC; International Truck and Engine Corp.; Mercedes-Benz USA, LLC; Porsche Cars of North America, Inc.; Volkswagen of America, Inc.; and Volvo Cars of North America, Inc.

•	Audi and Volkswagen. We have a written agreement with Audi of America and Volkswagen of America, Inc. whereby we provide Audi Academy training programs at our Avondale, Arizona and Exton, Pennsylvania training facilities using vehicles, equipment, specialty tools and curricula provided by Audi.

In addition, we provide Volkswagen Academy Technician Recruitment Program (VATRP) training at our Rancho Cucamonga, California and Exton, Pennsylvania training facilities using tools, equipment and vehicles provided by Volkswagen. This agreement expires on December 31, 2006 and may be terminated for cause by either party.

•	BMW. We have a written agreement with BMW of North America, LLC whereby we provide BMW’s Service Technician Education Program (STEP) at our Avondale, Arizona; Orlando, Florida; Upper Saddle River, New Jersey; Houston, Texas and Rancho Cucamonga, California training facilities using vehicles, equipment, specialty tools and curricula provided by BMW. This agreement is not exclusive. However, BMW may not enter into a similar agreement with any other institution that would conduct such a program within 100 miles of an existing UTI program; and we may not provide manufacturer-specific training for any other automotive manufacturer at our BMW training facilities. This agreement expires on December 31, 2008, and may be terminated for cause by either party.

•	International Truck. We have a written agreement with International Truck and Engine Corp. whereby we provide the International Technician Education Program (ITEP) training program at our training facility in Glendale Heights, Illinois using vehicles, equipment, specialty tools and curricula provided by International Truck. This agreement expires on December 31, 2008 and may be terminated without cause by either party upon 180 days written notice.

•	Mercedes-Benz. We have a written agreement with Mercedes-Benz USA, LLC whereby we provide the Mercedes-Benz ELITE training program at our Rancho Cucamonga, California; Houston, Texas; Orlando, Florida; Glendale Heights, Illinois and Norwood, Massachusetts campuses using vehicles, equipment, specialty tools and curricula provided by Mercedes-Benz. We also provide the Mercedes-Benz ELITE Collision Repair Training (CRT) program at our Houston, Texas facility. The agreement expires on December 31, 2008. The agreement is not exclusive and may be terminated without cause by either party upon 60 days written notice.

•	Porsche. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program (PTAP) at a Porsche Training Center in Atlanta, Georgia using vehicles, equipment, specialty tools and curricula provided by Porsche. This agreement expires on September 30, 2008 and may be terminated without cause by Porsche upon 30 days written notice.

•	Volvo. We have a written agreement with Volvo Cars of North America, Inc. whereby we conduct Volvo’s Service Automotive Factory Education (SAFE) program training at our campus in Avondale, Arizona using vehicles, equipment, specialty tools and curricula approved by Volvo. This agreement expires on December 31, 2006.

Dealer Training

Technicians in all of the industries we serve are in regular need of training or certification on new technologies. Manufacturers are outsourcing a portion of this training to education providers such as UTI. We currently provide dealer technician training to manufacturers such as: American Honda Motor Co., Inc.; BMW of North America, LLC; Harley-Davidson Motor Co.; International Truck and Engine Corp.; Kawasaki Motors Corp. U.S.A.; Mercedes-Benz USA, LLC; Mercury Marine; Volkswagen of America, Inc. and Volvo Penta of the Americas, Inc.

Industry Relationships

We have a network of industry relationships that provide a wide range of strategic and financial benefits, including product/financial support, licensing and manufacturer training.

•	Product/Financial Support. Product/financial support is an integral component of our business strategy and is present throughout our schools. In these relationships, sponsors provide their products, including equipment and supplies, at reduced or no cost to us in return for our use of those products in the classroom. In addition, they may provide financial sponsorship to either us or our students. Product/financial support is an attractive marketing opportunity for sponsors because our classrooms provide them with early access to the future end-users of their products. As students become familiar with a manufacturer’s products during training, they may be more likely to continue to use the same products upon graduation. Our product support relationships allow us to minimize the equipment and supply costs in each of our classrooms and significantly reduce the capital outlay necessary for operating and equipping our campuses.

An example of a product/financial support relationship is:

•	Snap-on Tools. Upon graduation from our undergraduate programs, students receive a Snap-on Tools entry-level tool set having an approximate retail value of $1,000. We purchase these tool sets from Snap-on Tools at a discount from their list price pursuant to a written agreement. This agreement expires in January 2009. In the context of this relationship, we have granted Snap-on Tools exclusive access to our campuses to display tool related advertising, and we have agreed to use Snap-on Tools equipment to train our students. We receive credits from Snap-on Tools for student tool kits that we purchase and any additional purchases made by our students. We can then redeem those credits to purchase Snap-on Tools equipment and tools for our campuses at the full retail list price.

•	Licensing. Licensing agreements enable us to establish meaningful relationships with key industry brands. We pay a licensing fee and, in return, receive the right to use a particular industry participant’s name or logo in our promotional materials and on our campuses. We believe that our current and potential students generally identify favorably with the recognized brand names licensed to us, enhancing our reputation and the effectiveness of our marketing efforts.

An example of a licensing arrangement is:

•	NASCAR. In July 1999, we entered into a licensing arrangement with NASCAR and became its exclusive education provider for automotive technicians. This written agreement expires on June 30, 2007 and may be terminated for cause by either party at any time prior to its expiration. In July 2002, the NASCAR Technical Institute opened in Mooresville, North Carolina. This relationship provides us with access to the network of NASCAR sponsors, presenting us with the opportunity to enhance our product support relationships. The popular NASCAR brand name combined with the opportunity to learn on high-performance cars is a powerful recruiting and retention tool.

•	Manufacturer Training. Manufacturer training relationships provide benefits to us that impact each of our education programs. These relationships support entry-level training tailored to the needs of a specific manufacturer, as well as continuing education and training of experienced technicians. In our entry-level programs, students receive training and certification on a given manufacturer’s products. In return, the manufacturer supplies vehicles, equipment, specialty tools and parts, and assistance in developing curricula. Students who receive this training are often certified to work on that manufacturer’s products when they complete the program. The certification typically leads to both improved employment opportunities and the potential for higher wages. Manufacturer training relationships lower the capital investment necessary to equip our classrooms and provide us with a significant marketing advantage. In addition, through these relationships, manufacturers are able to increase the pool of skilled technicians available to service and repair their products.

We actively seek to extend our relationship with a given manufacturer by providing the manufacturer’s training to entry level as well as experienced technicians. Similar to advanced training, these programs are built on a training relationship under which the manufacturer not only provides the equipment and curricula but also pays for the students’ tuition. These training courses often take place within our existing facilities, allowing the manufacturer to avoid the costs associated with establishing its own dedicated facility.

Examples of manufacturer training relationships include:

•	American Honda Motor Co., Inc. We provide marine and motorcycle training for experienced American Honda technicians utilizing training materials and curricula provided by American Honda. Pursuant to written agreements, our instructors provide motorcycle and marine dealer training at American Honda-authorized training centers across the United States. The marine dealer training agreement expires on June 30, 2009 and the motorcycle dealer training agreement expires on October 31, 2007. These agreements may be terminated for cause by American Honda at any time prior to their expiration. Pursuant to verbal agreements, we oversee the administration of the motorcycle training program, including technician enrollment and American Honda Motor Co., Inc. supports our campus training program called HonTech by donating equipment and providing curricula.

•	Ford Motor Company. Pursuant to a written agreement, we offer the Ford Accelerated Credential Training (FACT) elective to all of the students in our Automotive, Automotive/Diesel, Automotive/Diesel & Industrial and Automotive with NASCAR programs, with the exception of those students enrolled at our Orlando, Florida campus where we currently anticipate the FACT training will be offered in the second half of fiscal 2007. The FACT elective is a 15-week course in Ford-specific training, during which students are able to earn Ford certifications. Ford Motor Company provides the curriculum, vehicles, specialty equipment and other training aids used for this elective. This agreement has an indefinite term and may be terminated without cause by either party upon six months written notice.

•	Mercedes-Benz USA, LLC. Pursuant to a written agreement, we offer the Mercedes-Benz ELITE training program. This 16-week advanced training program enables students to earn Mercedes-Benz training credits in service maintenance, diagnosis and repair of most Mercedes-Benz vehicle systems. Graduates of UTI’s Automotive and Automotive/Diesel programs may apply for acceptance into the Mercedes-Benz ELITE training program. Tuition for the program is paid by the manufacturer. All curricula, vehicles, specialty tools and training aids are provided by Mercedes-Benz. This agreement expires on December 31, 2008 and may be terminated without cause by Mercedes-Benz upon 60 days written notice. Pursuant to an addendum to our agreement with Mercedes-Benz that expires on December 31, 2008, we renewed the Mercedes-Benz ELITE training program. In addition, we provide training for Mercedes-Benz factory technicians at our Houston, Texas campus. We also conduct Mercedes-Benz Service Advisor training at the Mercedes-Benz ELITE site at our Glendale Heights, Illinois campus and Mercedes-Benz Sales Consultant training at the Mercedes-Benz ELITE site at our Rancho Cucamonga, California campus.

•	Toyota. Pursuant to a written agreement with Toyota Motor Sales, U.S.A., Inc., we offer the Toyota Professional Automotive Technician (TPAT) program, a Toyota and Lexus brand-specific training program at the Glendale Heights, Illinois campus. The program uses training and course materials as well as training vehicles and equipment provided by Toyota. This agreement expires on March 31, 2008 and may be terminated without cause by either party upon 30 days written notice, provided that TPAT training courses for enrolled students will continue to completion.

•	Nissan. Pursuant to a written agreement with Nissan North America, Inc., we offer the Nissan Automotive Technician Training (NATT) program, a Nissan branded vehicle training program at our Orlando, Florida; Mooresville, North Carolina and Houston, Texas campuses. The program uses training and course materials as well as training vehicles and equipment provided by Nissan. The agreement expires on April 5, 2007 and may be terminated without cause by either party upon 30 days written notice.

Student Recruitment Model

We strive to increase our school enrollment and profitability through a dual-pronged sales approach and a marketing approach designed to maximize market penetration. Our strategy is to recruit a geographically dispersed and demographically diverse student body. Due to the diverse backgrounds and locations of students who attend our schools, we utilize a variety of marketing techniques to recruit applicants to our programs, including:

•	Field-Based Representatives. Our field-based education representatives recruit prospective students primarily from high schools across the country. Over the last three fiscal years, approximately 60% of our student population has been recruited directly out of high school. Currently, we have approximately 180 field-based education representatives with assigned territories covering the United States and U.S. territories. Our field-based education representatives recruit students by making career presentations at high schools and direct presentations at the homes of prospective students.

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

Our military representatives develop relationships with military personnel and provide information about our training program. We deliver career presentations to soldiers who are approaching their date of separation or have recently separated from the military as a means of further educating these individuals on the merits of our technical training programs.

•	Campus-Based Representatives. In addition to our field-based education representatives, we employ campus-based representatives to recruit students. These representatives respond to targeted marketing leads and inbound inquiries to directly recruit new students, typically adults returning to school, from across the United States. Currently, we have approximately 95 campus-based education representatives. Since working adults tend to start our programs throughout the year instead of in the fall as is most typical of traditional school calendars, these students help balance our enrollment throughout the year.

•	Marketing and Advertising. We make use of multiple direct and indirect marketing and advertising channels aimed at prompting enthusiasts and underemployed or unemployed prospective students to contact us. We select various advertising methods on a national, regional and local basis to target enrollments at our campuses and to support field sales. We target enthusiasts at approximately 100 motor sports and industry related events through event marketing. We also employ targeted direct mailings and maintain a proprietary database that enables us to reach both high school students and working adults throughout the year.

Student Admissions and Retention

We currently employ approximately 275 field and campus based education representatives who work directly with prospective students to facilitate the enrollment process. At each campus, student admissions are overseen by an admissions department that reviews each application. Different programs have varying admissions standards. For example, applicants for programs offered at our Avondale location, which offers an associate of occupational studies (AOS) degree, must be at least 16 years of age and provide proof of either: high school graduation, or its equivalent, certification of high school equivalency (G.E.D.); successful completion of a degree program at the post-secondary level; or successful completion of home schooling. Students who present a diploma or certificate evidencing completion of home schooling or an online high school program will be required to take and pass an entrance exam. Applicants at all other locations must meet the same requirements, or be at least 21 years of age and have the ability to benefit from the training as demonstrated by personal interviews and performance on the Wonderlic Basic Skills Exam. Students who are beyond the age of compulsory attendance and have completed a high school program, but have not passed a state required high school completion exam where required, may also apply to attend through the ability to benefit option, and must meet the same criteria outlined above. Students enrolling at UTI campuses in California are required by state law to complete and achieve a passing score on an entrance exam prior to being accepted into a program.

To maximize student persistence, we have student services professionals and other resources to assist and advise students regarding academic, financial, personal and employment matters. Our consolidated student completion rate is approximately 70%, which we believe compares favorably with the student completion rates of other providers of comparable educational/training programs.

Enrollment

We enroll students throughout the year. For the twelve months ended September 30, 2006, we had an average enrollment of 16,291 full-time undergraduate students, representing an increase of approximately 6% as compared to the twelve months ended September 30, 2005. We are the largest provider of post-secondary education in our fields of study in the United States. Currently, our student body is geographically diverse, with a majority of our students at most campuses having relocated to attend our programs. For the twelve months ended September 30, 2004, 2005 and 2006, we had average undergraduate enrollments of 13,076; 15,390 and 16,291, respectively.

Graduate Placement

Securing employment opportunities for our graduates is critical to our ability to attract high quality prospective students. In addition, high placement rates are directly correlated to low student loan default rates, an important requirement for continuing participation in Title IV federal funding programs. Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our placement rate for fiscal years 2005 and 2004 was 91% and 89%, respectively. The placement calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2004 to September 30, 2005 and October 1, 2003 to September 30, 2004, respectively. For fiscal 2005, UTI had 10,568 total graduates, of which 10,300 were available for employment. Of those graduates available for employment, 9,367 were employed at the time of reporting, for a total of 91%. For fiscal 2004, UTI had 9,063 graduates, of which 8,780 were available for employment. Of those graduates available for employment, 7,790 were employed at the time of reporting, for a total of 89%. In an effort to maintain our high placement rates, we offer an on-going program of employment search assistance to our students. Our schools develop job opportunities and referrals, instruct active students on employment search and interviewing skills, provide access to reference materials and assistance with the composition of resumes. We also seek out employers who may participate in our Tuition Reimbursement Incentive Program (TRIP), whereby employers assist our graduates with their tuition obligation by paying back a portion or all of their student loans. We believe that our employment services program provides our students with a more compelling value proposition and enhances the employment opportunities for our graduates.

Faculty and Employees

Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. Generally, our existing instructors have between four and seven years teaching experience and our average undergraduate student-to-teacher ratio is approximately 22-to-1.

Each school’s support team typically includes a school director, an education director, an admissions director, a financial-aid director, a student services director, and an employment services director. As of September 30, 2006, we had approximately 2,360 full-time employees, including approximately 600 student support employees and approximately 970 full-time instructors.

Our employees are not represented by labor unions and are not subject to collective bargaining agreements. We have never experienced a work stoppage, and we believe that we have a good relationship with our employees. However, if we open new campuses, we may encounter employees who desire or maintain union representation.

Competition

Our main competitors are traditional two-year junior and community colleges and other proprietary career-oriented and technical schools, including Lincoln Technical Institute, a wholly-owned subsidiary of Lincoln Educational Services Corporation, and Wyoming Technical Institute, which is owned by Corinthian Colleges, Inc. We compete at a local and regional level based primarily on the content, visibility and accessibility of academic programs, the quality of instruction and the time necessary to enter the workforce. We believe that our industry relationships, size, brand recognition, reputation and nationwide recruiting system provide UTI a competitive advantage.

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

Regulatory Environment

Our schools and students participate in a variety of government-sponsored financial aid programs to assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED). In our 2006 fiscal year, we derived approximately 73% of our net revenues from Title IV Programs.

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

The level of regulatory oversight varies substantially from state to state, and is very extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by ED, and some states require schools to post a surety bond. Currently, we have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $14.5 million. We believe that each of our schools is in substantial compliance with state education agency requirements. If any one of our schools lost its authorization from the education agency of the state in which the school is located, that school would be unable to offer its programs and we could be forced to close that school. If one of our schools lost its authorization from a state other than the state in which the school is located, that school would not be able to recruit students in that state.

Due to state budget constraints in some of the states in which we operate such as Illinois, Texas and California, it is possible that those states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs, a change of control or the hiring or placement of new education representatives, could prevent us from making or delay our ability to make such changes.

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

Accreditation by an accrediting commission recognized by ED is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. All of our schools are accredited by the Accrediting Commission of Career Schools and Colleges of Technology, or ACCSCT, an accrediting commission recognized by ED. With the exception of our NASCAR Technical Institute (NTI), our Exton, Pennsylvania campus, our Norwood, Massachusetts campus, and our Sacramento, California campus, all of our campuses are on the same accreditation cycle, having achieved a five-year grant of accreditation in February 2004. NTI received a five-year grant of accreditation in December 2003. Our Exton, Pennsylvania campus received its initial two-year grant of accreditation in October 2004 and is currently awaiting notification from ACCSCT on its application for renewal of accreditation. Our Norwood, Massachusetts campus received its initial two-year grant of accreditation in July 2005. Our Sacramento, California campus received its initial two-year grant of accreditation effective December 2005. We believe that each of our schools is in substantial compliance with ACCSCT accreditation standards. If any one of our schools lost its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school. An accrediting commission may place a school on “reporting status” to monitor one or more specified areas of performance in relation to the accreditation standards. A school placed on reporting status is required to report periodically to the accrediting commission on that school’s performance in the area or areas specified by the commission. Currently, none of our campuses are on reporting status.

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

FFEL.  Under the FFEL program, banks and other lending institutions make loans to students or their parents. If a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by ED. Students with financial need qualify for interest subsidies while in school and during grace periods. In our 2006 fiscal year, we derived more than 60% of our net revenues from the FFEL program.

Pell.  Under the Pell program, ED makes grants to students who demonstrate financial need. In our 2006 fiscal year, we derived approximately 8% of our net revenues from the Pell program.

FSEOG.  FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. We are required to provide funding for 25% of all awards made under this program. In our 2006 fiscal year, we derived less than 1% of our net revenues from the FSEOG program.

Perkins.  Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the school’s revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the federal award year that extends from July 1, 2006 through June 30, 2007, ED will not disburse any new federal funds to any schools for Perkins loans due to federal appropriations limitations, but schools may continue to make new Perkins loans to students out of their existing revolving accounts. In our 2006 fiscal year, we derived less than 1% of our net revenues from the Perkins program.

Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs and under the Workforce Investment Act. In addition, many states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and other federal aid programs vary among the funding agencies and by program. Several states that provide financial aid to our students, including California, are facing significant budgetary constraints. We believe that the overall level of state financial aid for our students may decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last.

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as eligible by

ED. ED will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. All of our schools are certified to participate in Title IV Programs.

ED’s Title IV Program standards are applied primarily on an institutional basis, with an institution defined by ED as a main campus and its additional locations, if any. Under this definition for ED purposes we have the following three institutions:

•	Universal Technical Institute of Arizona, Inc.

Main campus:	Universal Technical Institute, Avondale, Arizona

Additional locations:	Universal Technical Institute, Glendale Heights, Illinois

                            Universal Technical Institute, Rancho Cucamonga, California

                            NASCAR Technical Institute, Mooresville, North Carolina

                            Universal Technical Institute, Norwood, Massachusetts

•	Universal Technical Institute of Phoenix, Inc.

Main campus:	Universal Technical Institute, Motorcycle Mechanics Institute division, Phoenix, Arizona

Additional locations:	Universal Technical Institute, Sacramento, California

                            Universal Technical Institute, Orlando Florida

Divisions:	Motorcycle Mechanics Institute, Orlando, Florida

                   Marine Mechanics Institute, Orlando, Florida

                   Automotive, Orlando, Florida

•	Universal Technical Institute of Texas, Inc.

Main campus:	Universal Technical Institute, Houston, Texas

Additional location:	Universal Technical Institute, Exton, Pennsylvania

In July 2006, ED began its recertification process for our campuses. It completed its review of the Houston, Texas campus and did not impose provisional certification requirements. ED has not completed its review of the other two main campus locations, however, they continue to function as approved campuses without provisional certification requirements.

The substantial amount of federal funds disbursed through Title IV Programs, the large number of students and institutions participating in those programs and instances of fraud and abuse by some schools and students in the past have caused Congress to require ED to exercise significant regulatory oversight over schools participating in Title IV Programs. Accrediting commissions and state education agencies also have responsibility for overseeing compliance of institutions with Title IV Program requirements. As a result, each of our institutions is subject to detailed oversight and review, and must comply with a complex framework of laws and regulations. Because ED periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how the Title IV Program requirements will be applied in all circumstances.

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.  Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the Higher Education Act approximately every six years, which last occurred in 1998. From 2004 to 2006, Congress temporarily extended and re-extended most of the current provisions of the Higher Education Act, pending completion of the formal reauthorization process. The most recent extension is through June 30, 2007. Additionally, in February 2006, the Higher Education Reconciliation Act (HERA) was enacted which made changes to a number of provisions that affect the private post-secondary education sector, but did not address the Higher Education Act. These changes included: increasing the annual loan limits for the FFEL program, a modification of the definition of an academic year for clock hour schools, elimination of certain restrictions relating to distance education programs, a change in the rules governing need analysis and cost of attendance in relation to Title IV funding, adjustments to the definition of program eligibility for Title IV and changes relating to Title IV refunds and student eligibility for Title IV funds. There are still a number of proposed changes relating to the Higher Education Act that have not been passed by Congress, including changes to the 90/10 Rule, creation of a single definition for all higher education institutions, and broader transferability of credit between nationally and regionally accredited institutions.

We believe that Congress will either complete its reauthorization of the HEA or further extend additional provisions of the HEA in 2007. Numerous changes to the HEA are likely to result from the reauthorization and possibly from any extension of the remaining provisions of the HEA, but at this time we cannot predict all of the changes that Congress will ultimately make. In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Since a significant percentage of our net revenues is derived from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could reduce our student enrollment and net revenues. Congressional action may also increase our administrative costs and require us to modify our practices in order for our schools to comply with Title IV Program requirements.

The “90/10 Rule.”  A proprietary institution loses its eligibility to participate in Title IV Programs if, on a cash accounting basis, it derives more than 90% of its revenue, as defined by ED regulations, for any fiscal year from Title IV Programs. Any institution that violates this rule becomes ineligible to participate in Title IV Programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and is unable to apply to regain its eligibility until the next fiscal year. If one of our institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated for each of our 2004, 2005 and 2006 fiscal years, none of our institutions derived more than 90% of its revenue from Title IV Programs for any fiscal year. For our 2006 fiscal year, our institutions’ 90/10 Rule percentages ranged from 72% to 75%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenue from Title IV Programs for any fiscal year.

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

None of our institutions has had an FFEL cohort default rate of 25% or greater for any of the federal fiscal years 2002, 2003 and 2004, the three most recent years for which ED has published such rates. The following table sets forth the FFEL cohort default rates for our institutions for those years.

	FFEL Cohort Default Rate
Institution	2002	2003	2004

Universal Technical Institute of Arizona, Inc.	7.5%	5.9%	6.7%
Universal Technical Institute of Phoenix, Inc.	7.4%	6.9%	10.2%
Universal Technical Institute of Texas, Inc.	11.2%	10.0%	11.9%

An institution whose cohort default rate under the FFEL program is 25% or greater for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins program exceeds 15% for any federal award year, the twelve-month period from July 1 through June 30, may be placed on provisional certification status by ED for up to four years.

An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. All of our institutions have Perkins cohort default rates less than 15% for students who were scheduled to begin repayment in the federal award year ended June 30, 2004, the most recent federal award year for which ED has published such rates. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years for this reason. For the federal award year ending June 30, 2007, ED will not disburse any new federal funds to any schools for Perkins loans due to federal appropriations limitations. In our 2006 fiscal year, we derived less than 1% of our net revenues from the Perkins program.

Financial Responsibility Standards.  All institutions participating in Title IV Programs must satisfy specific standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change of control of the institution.

The most significant financial responsibility measurement is the institution’s composite score which is calculated by ED based on three ratios:

•	the equity ratio which measures the institution’s capital resources ability to borrow and financial viability;

•	the primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and

•	the net income ratio which measures the institution’s ability to operate at a profit.

ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. If ED determines that an institution does not satisfy ED’s financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by:

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

ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc., as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. UTI’s composite score has exceeded the required minimum composite score of 1.5 since September 30, 2004.

Return of Title IV Funds.  A school participating in Title IV Programs must calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw from their educational programs before completing them. The institution must return those unearned funds to ED or the applicable lending institution in a timely manner, which is generally within 45 days from the date the institution determines that the student has withdrawn.

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution’s previous fiscal year. Our fiscal year 2005 and 2006 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.

School Acquisitions.  When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership resulting in a change of control as defined by ED. Upon such a change of control, a school’s eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible school under its new ownership which requires that the school also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The time required for ED to act on such an application may vary substantially. ED’s recertification of an institution following a change of control may be on a provisional basis. Our expansion plans would be based, in part, on our ability to acquire additional schools and have them certified by ED to participate in Title IV Programs. Our expansion plans take into account the approval requirements of ED and the relevant state education agencies and accrediting commissions.

Change of Control.  In addition to school acquisitions, other types of transactions can also cause a change of control. ED, most state education agencies and our accrediting commission all have standards pertaining to the change of control of schools, but these standards are not uniform. ED’s regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. With respect to a publicly-traded corporation, ED regulations provide that a change of control occurs in one of two ways: (a) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control or (b) if the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. These change of control standards are subject to interpretation by ED. Most of the states and our accrediting commission include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected school to reaffirm its state authorization and accreditation. The requirements to obtain such reaffirmation from the states and our accrediting commission vary widely.

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

Opening Additional Schools and Adding Educational Programs.  For-profit educational institutions must be authorized by their state education agencies and be fully operational for two years before applying to ED to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without regard to the two-year requirement, if such additional location satisfies all other applicable ED eligibility requirements. Our expansion plans are based, in part, on our ability to open new schools as additional locations of our existing institutions and take into account ED’s approval requirements. Currently, all of our campuses are eligible to offer Title IV Program funding.

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

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.  An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. ED regulations do not establish clear criteria for complying with this law in all circumstances and ED has announced that it will no longer review and approve individual schools’ compensation plans. Nonetheless, we believe that our current compensation plans are in compliance with the Higher Education Act and ED’s regulations although we cannot assure you that ED will not find deficiencies in our compensation plans.

Eligibility and Certification Procedures.  Each institution must apply to ED for continued certification to participate in Title IV Programs at least every six years, or when it undergoes a change of control. Further, an institution may come under ED review when it expands its activities in certain ways such as opening an additional location or raising the highest academic credential it offers. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the ED eligibility and certification standards. ED may withdraw an institution’s provisional certification without advance notice if ED determines that the institution is not fulfilling all material requirements. In addition, ED may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. Provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

All of our existing institutions were due for recertification in July 2006. Our Avondale and Phoenix campuses’ main locations recertification applications were submitted on March 30, 2006 and are under review, but the schools and their additional locations remain approved provisionally until ED completes its review. The Houston campus and its additional location are fully certified with a Program Participation Agreement (PPA) expiration date of March 31, 2012.

Compliance with Regulatory Standards and Effect of Regulatory Violations.  Our schools are subject to audits and program compliance reviews by various external agencies, including ED, ED’s Office of Inspector General, state education agencies, student loan guaranty agencies, the U.S. Department of Veterans Affairs and our accrediting commission. Each of our institutions’ administration of Title IV Program funds must also be audited annually by an independent accounting firm and the resulting audit report submitted to ED for review. If ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or ED’s regulations that institution could be required to repay such funds and could be assessed an administrative fine. ED could also transfer the institution to the reimbursement system of receiving Title IV Program funds under which an institution must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving reimbursement of such funds from

ED. Violations of Title IV Program requirements could also subject us or our schools to other civil and criminal penalties.

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

We and our schools are also subject to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties such as present or former students or employees and other members of the public. If we are unable to successfully resolve or defend against any such complaint or lawsuit, we may be required to pay money damages or be subject to fines, limitations, loss of federal funding, injunctions or other penalties. Moreover, even if we successfully resolve or defend against any such complaint or lawsuit, we may have to devote significant financial and management resources in order to reach such a result.

Predominant Use of One Lender and Two Guaranty Agencies.  Our students have traditionally received their FFEL student loans from a limited number of lending institutions. For example, in our 2006 fiscal year, one lending institution, Sallie Mae, provided more than 95% of the FFEL loans that our students received. In addition, in our 2006 fiscal year, two student loan guaranty agencies, EdFund and United Student Aid Funds (USAF), guaranteed approximately 30% and 70%, respectively, of the FFEL loans made to our students. Sallie Mae, EdFund and USAF are among the largest student loan lending institutions and guaranty agencies in the United States in terms of loan volume. We do not believe that any of these institutions intends to withdraw from the student loan field or reduce the volume of loans it makes or guarantees in the near future. If loans by our primary lender or guarantees by our primary guaranty agencies were significantly reduced or no longer available, we believe that we would be able to identify other lenders and guarantors to make and guarantee those loans for our students because the student loan industry is highly competitive and we are frequently approached by other lenders and guarantors seeking our business. If we were not able to timely identify other lenders and guarantors to make and guarantee those loans for our students, it could delay our students’ receipt of their loans, extend our tuition collection cycle and reduce our student population and net revenues.

ITEM 1A.	RISK FACTORS

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this 2006 Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

In our 2006 fiscal year, we derived approximately 73% of our net revenues from federal student financial aid programs, referred to in this report as Title IV Programs, administered by ED. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our undergraduate schools are subject to extensive regulation by the state education agencies, our accrediting commission and ED. These regulatory requirements cover the vast majority of our operations, including our undergraduate educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new, or expand our existing, undergraduate educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an institution defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state education agencies, our accrediting commission and ED periodically revise their requirements and modify their interpretations of existing requirements.

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

Congress may change the law or reduce funding for Title IV Programs which could reduce our student population, net revenues and/or profit margin.

Congress periodically revises the Higher Education Act of 1965, as amended, and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. In 2006, Congress progressed in reauthorizing the Higher Education Act, however, reauthorization is not complete. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs could reduce our student population and net revenues. Congressional action may also require us to modify our practices in ways that could result in increased administrative costs and decreased profit margin.

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

Our schools may lose eligibility to participate in Title IV Programs if the percentage of their revenue derived from those programs is too high which could reduce our student population.

A for-profit institution loses its eligibility to participate in Title IV Programs if on a cash accounting basis it derives more than 90% of its revenue, as defined pursuant to applicable ED regulations, from those programs in any fiscal year. In our 2006 fiscal year, under the regulatory formula prescribed by ED, none of our institutions derived more than 75% of its revenues from Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss would adversely affect our students’ access to various government-sponsored student financial aid programs, which could reduce our student population. We regularly monitor compliance with this requirement in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the threshold, we will evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the 90/10 Rule.

Our schools may lose eligibility to participate in Title IV Programs if their student loan default rates are too high, which could reduce our student population.

An institution may lose its eligibility to participate in some or all Title IV Programs if its former students default on the repayment of their federal student loans in excess of specified levels. Based upon the most recent student loan default rates published by ED, none of our institutions has student loan default rates that exceed the specified levels. However, the most recent official student loan default rates published by ED for each of our institutions increased in comparison to the prior reported year. If any of our institutions loses eligibility to participate in Title IV Programs because of high student loan default rates, such a loss would adversely affect our students’ access to various government-sponsored student financial aid programs which could reduce our student population.

If we or our schools do not meet the financial responsibility standards prescribed by ED, we may be required to post letters of credit or our eligibility to participate in Title IV Programs could be terminated or limited which could reduce our student population.

To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. We are not currently required to post a letter of credit. We may be required to post letters of credit in the future, which could increase our costs of regulatory compliance. Our inability to obtain a required letter of credit or other limitations on our participation in Title IV Programs could limit our students’ access to various government-sponsored student financial aid programs, which could reduce our student population.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV Program funds for students who withdraw before completing their educational programs.

A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that has been disbursed to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we may be required to post a letter of credit in favor of ED or be otherwise sanctioned by ED, which could increase our cost of regulatory compliance and adversely affect our results of operations. Based on our 2005 and 2006 fiscal year Title IV compliance audits, none of our institutions made late returns of Title IV Program funds in excess of ED’s prescribed threshold.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to persons involved in certain recruiting, admissions or financial aid activities.

A school participating in Title IV Programs may not provide any commission, bonus or other incentive payment based on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If we violate this law we could be fined or otherwise sanctioned by ED.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.

Because we operate in a highly regulated industry we are subject to compliance reviews and claims of non-compliance and lawsuits by government agencies, regulatory agencies and third parties. While we are committed to strict compliance with all applicable laws, regulations and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of federal funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims.

Our business and stock price could be adversely affected as a result of regulatory investigations of, or actions commenced against, other companies in our industry.

In recent years the operations of a number of companies in the education and training services industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the U.S. Securities and Exchange Commission, state governmental agencies and ED. These actions have caused a significant decline in the stock price of such companies. These investigations of specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect our business.

A high percentage of the Title IV student loans our students receive are made by one lender and guaranteed by two guaranty agencies.

In our 2006 fiscal year, one lender, Sallie Mae, provided more than 95% of all FFEL loans that our students received. In addition, in our 2006 fiscal year, two student loan guaranty agencies, EdFund and USAF, guaranteed approximately 30% and 70%, respectively, of the FFEL loans made to our students. Sallie Mae, EdFund and USAF are among the largest student loan lending institutions and guaranty agencies in the United States in terms of loan volume. If loans made by Sallie Mae or guaranteed by EdFund or USAF were significantly reduced or no longer available and we were not able to timely identify other lenders and guarantors to make and guarantee Title IV Program loans for our students, there could be a delay in our students’ receipt of their loan funds or in our tuition collection, which would reduce our student population.

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

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students which could reduce our student population.

A significant number of states are facing budget constraints that are causing them to reduce state appropriations in a number of areas. Those states which provide financial aid to our students include California and Pennsylvania. These and other states may decide to reduce the amount of state financial aid that they provide to students, but we cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding for our students decreases and our students are not able to secure alternative sources of funding, our student population could be reduced.

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

If we or any of our schools experience a change of control under the standards of applicable state education agencies, our accrediting commission or ED, we or the affected schools must seek the approval of the relevant regulatory agencies. Transactions or events that constitute a change of control include significant acquisitions or dispositions of our common stock or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain or a delay in receiving approval of any change of control from ED, our accrediting commission or any state in which our schools are located could impair our ability to participate in Title IV Programs. Our failure to obtain or a delay in obtaining approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock.

Risks Related to Our Business

If we fail to effectively fill our existing capacity, we may incur higher than anticipated costs and expenses which may result in a deterioration of our operating margins.

We have experienced a period of significant growth, opened new campuses and expanded seating capacity since 1998. During fiscal 2006, our growth rate in the number of average students has stabilized which, when combined with the additional capacity created since 1998, has led to underutilized seating capacity throughout

2006. Our efforts to fill existing seating capacity may strain our management, operations, employees or other resources. We may not be able to maintain our current seating capacity utilization rates, effectively manage our operation or achieve planned capacity utilization on a timely or profitable basis. If we are unable to fill our underutilized seating capacity, we may experience operating inefficiencies that likely will increase our costs more than we had planned resulting in a deterioration of our operating margins.

An increase in interest rates could adversely affect our ability to attract and retain students.

In recent years, increases in interest rates have resulted in a less favorable borrowing environment for our students. Much of the financing our students receive is tied to floating interest rates. Therefore, the increase in interest rates has resulted in a corresponding increase in the cost to our existing and prospective students of financing their studies which has resulted in and could result in further reductions in our student population and net revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation, which could result in a reduction in our student population.

Lower rates of unemployment and higher fuel prices and living expenses could continue to affect our ability to attract and retain students.

Although demand for our graduates remains high, our ability to increase student enrollments is sensitive to changes in economic conditions and other factors such as lower unemployment, higher fuel prices and living expenses. A strong labor market across the country coupled with affordability concerns associated with increased gas and housing prices have made it more challenging and expensive for us to attract and retain students. During fiscal 2006, our growth rate for student enrollments has declined while we have increased capacity which has caused us to invest heavily in sales and marketing efforts and seek out additional funding sources for our students. If these efforts are unsuccessful, our ability to attract and retain students could be adversely affected which could result in a further decline in student enrollments.

Failure on our part to maintain and expand existing industry relationships and develop new industry relationships with our industry customers could impair our ability to attract and retain students.

We have an extensive set of industry relationships that we believe affords us a significant competitive strength and supports our market leadership. These types of relationships enable us to support undergraduate enrollment by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the OEMs. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our existing industry relationships, including those with American Honda Motor Co., Inc.; American Suzuki Motor Corp.; Mercury Marine and Yamaha Motor Corp., USA, are not memorialized in writing and are based on verbal understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be were they in writing. Additionally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students. As a result, our market share and net revenues could decrease.

Competition could decrease our market share and create tuition pricing concerns.

The post-secondary education market is highly competitive. Some traditional public and private colleges and universities, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. Some other for-profit education providers have greater financial and other resources which may, among other things, allow them to secure industry relationships with some or all of our existing OEM relationships or develop other high profile industry relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. In addition, some other for-profit education providers already have a more extended or dense network of schools and campuses than we do, thus enabling them to recruit students more effectively from a wider geographic area.

We may limit or reduce increases to tuition or increase spending in response to competition in order to retain or attract students or pursue new market opportunities. As a result, our market share, net revenues and operating margin may be decreased. We cannot be sure that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not adversely affect our business, financial condition or results of operations.

Failure on our part to effectively identify, establish and operate additional schools or campuses could reduce our ability to implement our growth strategy.

As part of our business strategy we anticipate opening and operating new schools or campuses. Establishing new schools or campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of acquired schools. Accordingly, when we open new schools, initial investments could reduce our profitability. To open a new school or campus, we would be required to obtain appropriate state and accrediting commission approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for Title IV Program funding, a new school or campus would have to be certified by ED. We cannot be sure that we will be able to identify suitable expansion opportunities to maintain or accelerate our current growth rate or that we will be able to successfully integrate or profitably operate any new schools or campuses. Our failure to effectively identify, establish and manage the operations of newly established schools or campuses could slow our growth and make any newly established schools or campuses more costly to operate than we had planned.

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner and on a timely basis.

Prospective employers of our graduates demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, collision repair, motorcycle and marine industries. Accordingly, educational programs at our schools should keep pace with those technological advancements. The expansion of our existing programs and the development of new programs may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs we may not be able to introduce these new programs as quickly as the industries we serve require or as quickly as our competitors. If we are unable to adequately respond to changes in market requirements due to unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired and our placement rates could suffer.

We may not be able to retain our key personnel or hire and retain the personnel we need to sustain and grow our business.

Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers who generally have significant experience with our company and within the technical education industry. Our success also depends in large part upon our ability to attract and retain highly qualified faculty, school directors, administrators and corporate management. Due to the nature of our business we face significant competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. Furthermore, we do not currently carry “key man” life insurance. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully manage our business.

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

Our financial performance depends in part on our ability to continue to develop awareness and acceptance of our programs among high school graduates and working adults seeking advanced training.

The awareness of our programs among high school graduates and working adults seeking advanced training is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments and impair our ability to increase net revenues or maintain profitability. The following are some of the factors that could prevent us from successfully marketing our programs:

•	student dissatisfaction with our programs and services;

•	diminished access to high school student populations;

•	our failure to maintain or expand our brand or other factors related to our marketing or advertising practices; and

•	our inability to maintain relationships with automotive, diesel, collision repair, motorcycle and marine manufacturers and suppliers.

Seasonal and other fluctuations in our results of operations could adversely affect the trading price of our common stock.

In reviewing our results of operations, you should not focus on quarter-to-quarter comparisons. Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. Our net revenues normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third fiscal quarter than in the remainder of our fiscal year because fewer students are enrolled during the summer months. Our expenses, however, do not generally vary at the same rate as changes in our student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in results of operations to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased enrollments of adult students. In addition, our net revenues for our first fiscal quarter are adversely affected by the fact that we do not recognize revenue during the calendar year-end holiday break which falls primarily in that quarter. These fluctuations may result in volatility or have an adverse effect on the market price of our common stock.

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading price of our stock.

Internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control structure is also designed to provide reasonable assurance that fraud would be detected or prevented before our financial statements could be materially affected.

Because of inherent limitations, our internal controls over financial reporting may not prevent or detect all misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that our controls may become inadequate as a result of changes in conditions or the degree of compliance with our policies and procedures may deteriorate.

If our internal control over financial reporting was not effective, we could incur a negative impact to our reputation and our financial statements could require adjustment which could in turn lead to a decline in our stock price.

We determined that our internal control over financial reporting was effective as of September 30, 2006.

We may be unable to successfully complete or integrate future acquisitions.

We may consider selective acquisitions in the future. We may not be able to complete any acquisitions on favorable terms or, even if we do, we may not be able to successfully integrate the acquired businesses into our business. Integration challenges include, among others, regulatory approvals, significant capital expenditures, assumption of known and unknown liabilities, our ability to control costs, and our ability to integrate new personnel. The successful integration of future acquisitions may also require substantial attention from our senior management and the senior management of the acquired schools, which could decrease the time that they devote to the day-to-day management of our business. If we do not successfully address risks and challenges associated with acquisitions, including integration, future acquisitions could harm, rather than enhance, our operating performance.

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

Our acquisition of the parent company of MMI in January 1998 resulted in the recording of goodwill. Goodwill, which relates to the excess of cost over the fair value of the net assets of the business acquired, was $20.6 million at September 30, 2006, representing approximately 9.7% of our total assets at that date.

Goodwill is recorded at its fair value on the date of the acquisition and, under SFAS No. 142, “Goodwill and Other Intangible Assets,” is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business and a variety of other circumstances. The amount of any impairment must be recognized as an expense in the period in which we determine that such impairment has occurred. Any future determination requiring the write-off of a significant portion of goodwill would have an adverse effect on our results of operations during the financial reporting period in which the write-off occurs.

Terrorist attacks and the possibility of wider armed conflicts may adversely affect the U.S. economy and may disrupt our provision of educational services.

Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001 and the ongoing conflict in Iraq, could disrupt our operations. Attacks or armed conflicts that directly impact our physical facilities or ability to recruit and retain students could significantly affect our ability to provide educational services to our students and thereby impair our ability to achieve our expected results. Furthermore, violent acts and threats of future attacks could adversely affect the U.S. and world economies. In addition, future terrorist acts could cause the United States to enter into a wider armed conflict that could further impact our operations and result in prospective students, as well as our current students and personnel, entering the armed services. These factors could cause significant declines in our student population.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Campuses and Other Properties

The following sets forth certain information relating to our campuses and other properties:

			Approximate
	Brand	Location	Square Footage	Leased or Owned

Campuses:	UTI	Avondale, Arizona	256,000	Leased
	UTI	Exton, Pennsylvania	187,800	Leased
	UTI	Glendale Heights, Illinois	193,100	Leased
	UTI	Houston, Texas	219,400	Leased
	UTI	Norwood, Massachusetts	211,400	Owned
	UTI	Rancho Cucamonga, California	159,400	Leased
	UTI	Sacramento, California	33,000	Leased
	UTI	Sacramento, California	118,000	Owned
	UTI/MMI	Orlando, Florida	238,200	Leased
	MMI	Phoenix, Arizona	120,600	Leased
	NTI	Mooresville, North Carolina	146,000	Leased
Home Office:	Headquarters	Phoenix, Arizona	77,600	Leased

In June 2006, we commenced operations in a portion of our permanent location in Sacramento, California. Our first building consists of approximately 118,000 square feet, the construction cost of which was approximately $21.4 million funded from available cash. The second building is currently under construction and we estimate completion to occur in the spring of 2007. The construction cost of our second building is expected to be approximately $15.0 million and is also planned to be funded with available cash. Our Sacramento, California facility is constructed on land we lease. In addition, we expanded our temporary leased location in Sacramento, California from approximately 22,000 square feet to approximately 33,000 square feet to accommodate our diesel training program during the construction of our second building.

The Norwood, Massachusetts square footage includes approximately 68,000 square feet that is not currently utilized. In fiscal 2007, we plan to retrofit a portion of the unutilized space for our diesel program.

			Approximate
	Program	Location	Square Footage		Leased or Owned

Advanced Training Centers:	Audi Academy	Avondale, Arizona	9,600		Leased
	Audi Academy	Exton, Pennsylvania	6,900		Leased
	BMW STEP	Avondale, Arizona	8,700		Leased
	BMW STEP	Houston, Texas	7,200		Leased
	BMW STEP	Rancho Cucamonga, California	8,600		Leased
	BMW STEP	Upper Saddle River, New Jersey	7,500		Leased
	BMW STEP	Orlando, Florida	13,300		Leased
	International Tech Education Program	Glendale Heights, Illinois	11,000		Leased
	Mercedes-Benz ELITE	Rancho Cucamonga, California	10,500		Leased
	Mercedes-Benz ELITE	Orlando, Florida	13,300		Leased
	Mercedes-Benz ELITE & ELITE CRT	Houston, Texas	27,700		Leased
	Mercedes-Benz ELITE	Glendale Heights, Illinois	13,700		Leased
	Mercedes-Benz ELITE	Norwood, Massachusetts	10,600		Leased
	Volkswagen VATRP	Exton, Pennsylvania	6,200		Leased
	Volkswagen VATRP	Rancho Cucamonga, California	8,800		Leased
	Volvo SAFE	Glendale Heights, Illinois	6,500	(1)	Leased
	Volvo SAFE	Avondale, Arizona	8,300		Leased

(1)	The space allocated to the Volvo SAFE program at Glendale Heights, Illinois will be used for general and administrative use upon completion of the final class in the second quarter of fiscal 2007.

All leased properties listed above are leased with remaining terms that range from less than one year to approximately 18 years. Many of the leases are renewable for additional terms at our option.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF UNIVERSAL TECHNICAL INSTITUTE, INC.

The executive officers of UTI are set forth in this table. All executive officers serve at the direction of the Board of Directors. Mr. White and Ms. McWaters also serve as directors of UTI.

Name	Age	Position

John C. White	58	Chairman of the Board
Kimberly J. McWaters	42	Chief Executive Officer, President and Director
Jennifer L. Haslip	41	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
David K. Miller	48	Senior Vice President of Admissions
Sherrell E. Smith	43	Senior Vice President of Operations and Education
Roger L. Speer	48	Senior Vice President of Custom Training Group and Support Services
Chad A. Freed	33	Senior Vice President, General Counsel and Secretary
Larry H. Wolff	47	Senior Vice President and Chief Information Officer

John C. White has served as UTI’s Chairman of the Board since October 1, 2005. Mr. White served as UTI’s Chief Strategic Planning Officer and Vice Chairman from October 1, 2003 to September 30, 2005. From April 2002 to September 30, 2003, Mr. White served as UTI’s Chief Strategic Planning Officer and Co-Chairman of the Board. From 1998 to March 2002, Mr. White served as UTI’s Chief Strategic Planning Officer and Chairman of the Board. Mr. White served as the President of Clinton Harley Corporation, which operated under the name Motorcycle Mechanics Institute and Marine Mechanics Institute from 1977 until it was acquired by UTI in 1998. Prior to 1977, Mr. White was a marketing representative with International Business Machines Corporation. Mr. White was appointed by the Arizona Senate to serve as a member of the Joint Legislative Committee on Private Regionally Accredited Degree Granting Colleges and Universities and Private Nationally Accredited Degree Granting and Vocational Institutions in 1990. He was appointed by the Governor of Arizona to the Arizona State Board for Private Post-secondary Education, where he was a member and Complaint Committee Chairman from 1993-2001. Mr. White received a BS in Engineering from the University of Illinois. Mr. White is the uncle of David K. Miller, UTI’s Senior Vice President of Admissions.

Kimberly J. McWaters has served as UTI’s Chief Executive Officer since October 1, 2003 and as a director on UTI’s Board since February 16, 2005. Ms. McWaters has served as UTI’s President since 2000 and served on UTI’s Board from 2002 to 2003. From 1984 to 2000, Ms. McWaters held several positions with UTI including Vice President of Marketing and Vice President of Sales and Marketing. Ms. McWaters also serves as a director of United Auto Group, Inc. Ms. McWaters received a BS in Business Administration from the University of Phoenix.

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

David K. Miller has served as UTI’s Senior Vice President of Admissions since 2002. From 1998 to 2002, Mr. Miller served as UTI’s Vice President of Campus Admissions. From 1979 to 1998, Mr. Miller served in various positions at MMI, including Admissions Representative, Admissions Director and National Director. Mr. Miller joined Motorcycle Mechanics Institute in 1979 as an education representative. He has served on the board of the Arizona Private School Association and was a team leader for the Accrediting Commission of Career Schools and Colleges of Technology. Mr. Miller received a BS in Marketing from Arizona State University. Mr. Miller is the nephew of John White, UTI’s Chairman of the Board.

Sherrell E. Smith has served as UTI’s Senior Vice President of Operations and Education since July 2006. From 1986 to 2006, Mr. Smith held several positions with UTI including Director of Student Services, School Director and Senior School Director of the UTI Arizona campus; Senior School Director of the UTI Rancho Cucamonga campus and Regional Vice President of Operations. Mr. Smith received a BS in Management from Arizona State University.

Roger L. Speer has served as UTI’s Senior Vice President of Custom Training Group and Support Services since July 2006. From 1988 to 2006, Mr. Speer held several positions with UTI including Director of Graduate Employment at the UTI Arizona Campus, Corporate Director of Graduate Employment, School Director of the UTI Glendale Heights Campus, Vice President of Operations and Senior Vice President of Operations/Education. Mr. Speer received a BS in Human Resource Management from Arizona State University.

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

	Price Range of
	Common Stock
	High	Low

Fiscal Year Ended September 30, 2005:
First Quarter	$39.80	$29.48
Second Quarter	$40.80	$33.55
Third Quarter	$37.45	$29.21
Fourth Quarter	$35.91	$30.32

	Price Range of
	Common Stock
	High	Low

Fiscal Year Ended September 30, 2006:
First Quarter	$36.02	$27.05
Second Quarter	$37.71	$29.04
Third Quarter	$30.26	$20.55
Fourth Quarter	$22.67	$17.00

The closing price of our common stock as reported by the NYSE on December 8, 2006, was $22.28 per share. As of December 8, 2006 there were 51 holders of record of our common stock.

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

Sales of Unregistered Securities; Repurchase of Securities

We did not make any sales of unregistered securities during the three months ended September 30, 2006.

The following table summarizes the purchase of equity securities made through our stock repurchase program for the three months ended September 30, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
	(a) Total		(c) Total Number of	Dollar Value) of
	Number of	(b) Average	Shares Purchased as	Shares That May Yet
	Shares	Price Paid	Part of Publicly	be Purchased Under
Period	Purchased	per Share	Announced Plans	the Plans Or Programs

August 15, 2006 - August 29, 2006	819,295	$18.27	819,295	$0.0 million

Total	819,295	$18.27	819,295	$0.0 million

(1)	Our stock repurchase program was announced on March 6, 2006. All shares were repurchased pursuant to this program.

(2)	On February 28, 2006, the Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock in open market or privately negotiated transactions. The stock repurchase program expired upon repurchase by the company of the full amount authorized by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of each of the five years ended September 30, 2002, 2003, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2002	2003	2004	2005	2006
	(Dollars in thousands, except per share amounts)

Statement of Operations Data:
Net revenues	$144,372	$196,495	$255,149	$310,800	$347,066
Operating expenses:
Educational services and facilities	70,813	92,443	116,730	145,026	173,229
Selling, general and administrative	51,541	67,896	88,297	109,996	133,097

Total operating expenses	122,354	160,339	205,027	255,022	306,326

Income from operations	22,018	36,156	50,122	55,778	40,740
Interest expense (income), net(1)	6,254	3,658	1,031	(1,461)	(2,970)
Other expense (income)	847	(234)	1,134	—	—

Income before taxes	14,917	32,732	47,957	57,239	43,710
Income tax expense	5,228	12,353	19,137	21,420	16,324

Net income	9,689	20,379	28,820	35,819	27,386
Preferred stock dividends	(2,872)	(6,413)	(776)	—	—

Net income available to common shareholders	$6,817	$13,966	$28,044	$35,819	$27,386

Net income per share:
Basic	$0.51	$1.03	$1.14	$1.28	$0.99
Diluted	$0.44	$0.79	$1.04	$1.26	$0.97
Weighted average shares (in thousands):
Basic	13,402	13,543	24,659	27,899	27,799
Diluted	20,244	25,051	27,585	28,536	28,255
Other Data:
Depreciation and amortization(2)	$4,948	$6,382	$8,812	$9,777	$14,205
Cash dividends per common share(3)	$—	$0.21	$—	$—	$—
Number of campuses	7	7	8	9	10
Average undergraduate enrollments	8,277	10,568	13,076	15,390	16,291
Balance Sheet Data:
Cash and cash equivalents(4)	$13,554	$8,925	$42,602	$52,045	$41,431
Current assets(4)	$29,278	$31,819	$77,128	$103,698	$70,269
Working capital (deficit)(4),(5)	$(14,577)	$(29,240)	$6,612	$13,817	$(26,009)
Total assets	$76,886	$84,099	$136,316	$200,608	$212,161
Total long-term debt	$57,886	$53,476	$6	$—	$—
Total debt(6)	$60,902	$57,336	$43	$6	$—
Redeemable convertible preferred stock	$64,395	$47,161	$—	$—	$—
Total shareholders’ equity (deficit)(4)	$(96,159)	$(83,152)	$55,025	$95,733	$102,902

(1)	In fiscal 2004, our interest expense, net decreased as compared to fiscal 2003, primarily due to a reduction in the average debt balance outstanding as a result of our early repayment of approximately $31.5 million in term debt using proceeds received from our initial public offering in December 2003. In fiscal 2005, we reported interest income, net which was a result of the repayment of our term debt in the prior year and the investment of our excess cash in marketable securities.

(2)	Depreciation and amortization includes amortization of deferred financing fees previously capitalized in connection with obtaining financing. Amortization of deferred financing fees was $1.1 million, $0.5 million, $0.2 million, $0.0 million and $0.0 million for the fiscal years ended September 30, 2002, 2003, 2004, 2005 and 2006, respectively.

(3)	In September 2003, our board of directors declared, and we paid, a $5.0 million cash dividend on shares of our common stock payable to the record holders as of August 25, 2003. The record holders of our Series D preferred stock were entitled to receive, upon conversion, such cash dividend pro rata and on an as-converted basis, pursuant to certain provisions of the certificate of designation of the Series D preferred stock. Our certificate of incorporation was amended to permit the holders of Series D preferred stock to be paid the dividend prior to the conversion and simultaneously with holders of our common stock, and the holders of our series A, series B and series C preferred stock consented to such payment. The record holders of our common stock received a dividend of approximately $0.21 per share and our Series D shareholders received a dividend of approximately $902.50 per share. We do not currently pay dividends on our common stock.

(4)	In December 2003, in conjunction with our initial public offering, we sold 3.3 million shares of common stock and converted all outstanding shares of preferred stock into the equivalent of 10.6 million shares of common stock. Accordingly, the increase in cash and cash equivalents, current assets and the change in working capital in fiscal 2004, when compared to fiscal 2003, reflects the net proceeds of approximately $59.0 million received from our initial public offering. The increase in our shareholders’ equity in fiscal 2004 when compared to fiscal 2003 reflects the additional paid-in capital of approximately $108.0 million as a result as a result of proceeds from our initial public offering and conversion of our preferred shares into shares of our common stock.

(5)	Working capital (deficit) is defined as current assets less current liabilities. During the last half of 2006, we used cash and cash equivalents to repurchase approximately $30.0 million of our common shares which was the primary contributor to the change in working capital during fiscal 2006.

(6)	We adopted SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003. Accordingly, we reclassified as a liability the mandatory redeemable series A, series B and series C preferred stock totaling $25.5 million at September 30, 2003. On December 22, 2003, in connection with our completed initial public offering, we either redeemed series A, series B and series C preferred stock or exchanged our preferred stock for shares of common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the Selected Financial Data and the consolidated financial statements and the related notes included elsewhere in this Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this Report on Form 10-K.

General Overview

We are a leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma or certificate programs at 10 campuses across the United States. We also offer manufacturer specific advanced training programs that are sponsored by the manufacturer or dealer, at 19 dedicated training centers. We have provided technical education for over 40 years.

Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented as net revenues after reductions related to guarantees and scholarships we sponsor and refunds for students who withdraw from our programs prior to specified dates. We recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our core revenues with additional revenues from sales of textbooks and program supplies, student housing provided by us and other revenues, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented less than

4% of our total net revenues in each fiscal year for the three-year period ended September 30, 2006. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

Average student enrollments vary depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but decide to re-enroll during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. Our average student enrollments are influenced by the number of graduating high school students, the attractiveness of our program offerings to high school graduates and potential adult students, the effectiveness of our marketing efforts, the depth of our industry relationships, the strength of employment markets and long term career prospects, the quality of our instructors and student services professionals, the persistence of our students, the length of our education programs, the availability of federal funding for our programs, the number of graduates of our programs who elect to attend the advanced training programs we offer and general economic conditions. Our introduction of additional program offerings at existing schools and establishment of new schools, either through acquisition or start-up, are expected to influence our average student enrollment. We currently offer start dates at our campuses that range from every three to six weeks throughout the year in our various undergraduate programs. The number of start dates of advanced programs varies by the duration of those programs and the needs of the manufacturers who sponsor them.

Our tuition charges vary by type or length of our programs and the program level, such as undergraduate or advanced training. Tuition has increased by approximately 3% to 5% per annum in each fiscal year in the three-year period ended September 30, 2006. Tuition increases are generally consistent across our schools and programs; however, changes in operating costs may impact price increases at individual locations. We believe that we can continue to increase tuition as the demand for our graduates remains strong and tuition at other post-secondary institutions continues to rise, although future increases may be less than past increases.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. In our 2006 fiscal year, approximately 73% of our net revenues were derived from federal student financial aid programs.

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

Major components of educational services and facilities expenses include faculty compensation and benefits, compensation and benefits of other campus administration employees, facility rent, maintenance, utilities, depreciation and amortization of property and equipment used in the provision of educational services, tools, training aids, royalties under our licensing arrangements and other costs directly associated with teaching our programs and providing educational services to our students.

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

2006 Overview

Our net revenues for the year were $347.1 million, an increase of 11.7% from the prior year and our net income for the year was $27.4 million, a decrease of 23.5%. The decrease in our net income is due to lower capacity utilization in conjunction with higher compensation and related costs, sales and marketing costs, depreciation and recognition of stock-based compensation expense under SFAS No. 123(R) of approximately $4.8 million.

We have increased available seating capacity by approximately 14% at September 30, 2006 when compared to available seating capacity at September 30, 2005. We opened the first building of our permanent location in Sacramento, California in June 2006 with seating capacity of 1,800 students, which includes 400 seats in our temporary facility, and expanded our capacity at our Orlando, Florida location by approximately 790 seats.

Recruitment efforts and student starts lag the prior year due to a variety of factors and resulted in a decline in the growth of our average undergraduate full-time student enrollments. During fiscal 2006, our undergraduate enrollment grew by 5.8% as compared to 17.7% in fiscal 2005. A strong labor market across the country, affordability concerns associated with increased gas and housing prices and increasing interest rates have made it more challenging and expensive to recruit, start and retain students. Poor service levels with our previous providers created the need to transition to a new advertising agency and call center which was completed during the second quarter of the fiscal year. These factors contributed to a disruption in lead flow. During the second half of the fiscal year, lead flow has improved and we believe the improvement is associated with completion of the transition of our advertising agency and call center vendor relationships, the development of new creative advertisements and promotional materials and additional spending in advertising.

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

We implemented a reduction in force of approximately 70 employees nationwide in September 2006 resulting in additional operating expenses of approximately $1.1 million during the fourth quarter of the year ended September 30, 2006. This is expected to provide a cost savings of approximately $4.2 million to $4.5 million in 2007 which we expect to reinvest in our sales and marketing efforts to increase capacity utilization.

During the second half of the year we repurchased $30.0 million of our common stock in accordance with our stock repurchase program which was approved by our Board of Directors on February 28, 2006. Cash generated from operations was used to fund the program.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, health care costs, property and equipment, tool sets, long-lived assets, including goodwill, income taxes, contingent assets and liabilities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue recognition.  Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for guarantees and scholarships we sponsor. Tuition and fee revenue is recognized ratably on a straight-line basis over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 97% of our net revenues for the years ended September 30, 2004, 2005 and 2006 consisted of tuition. Our net revenues vary from period to period in conjunction with our average student population. The majority of our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 14 to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred tuition represents the excess of tuition payments received as compared to tuition earned and is reflected as a current liability in our consolidated financial statements because it is expected to be earned within the following twelve-month period.

Allowance for uncollectible accounts.  We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans to help students pay that portion of their education expenses not covered by financial aid programs or alternate fund sources, which are unsecured and not guaranteed. Management analyzes accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which would result in increased selling, general and administrative expenses in the period such determination is made.

Healthcare costs.  Claims and insurance costs which primarily relate to health insurance are accrued using current information and future estimates provided by consultants to reasonably measure the current cost incurred for services provided but not yet invoiced. Although we believe our estimated liability recorded for healthcare costs are reasonable, actual results could differ and require adjustment of the recorded balance.

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

Goodwill.  We assess the recoverability of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. We utilize the present value of future cash flow approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation in determining fair value. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Goodwill represents a significant portion of our total assets. At September 30, 2006, goodwill represented approximately 9.7% of our total assets, or $20.6 million, and was a result of our acquisition of the parent company of our MMI operation in January 1998. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

Stock-Based Compensation.  We adopted SFAS No. 123(R) “Share-Based Payment” on October 1, 2005. SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The estimated value of the portion of the award that is ultimately expected to vest is recognized as expense over the period during which an employee is required to provide service in exchange for the award.

Stock-based compensation expense recognized for the year ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. We recognize compensation expense using the straight-line single-option method. Stock-based compensation expense is based on awards ultimately expected to vest and accordingly, the expense for the year ended September 30, 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant. Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Our determination of estimated fair value of each stock option grant, estimated on the date of grant using the Black-Scholes option-pricing model, is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, the expected lives of the awards and actual and projected employee stock exercise behaviors. We evaluate our assumptions at the date of each grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the assumptions used for grants made during each year:

	Years Ended September 30,
	2004	2005	2006

Expected lives (in years)	5.00	5.00	6.25
Risk-free interest rate	3.25%	3.77%	4.89%
Dividend yield	—	—	—
Expected volatility	34.48%	34.46%	41.80%

Prior to our adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123,” which defines a fair value based method and addresses common stock and options awarded to employees as well as those awarded to non-employees in exchange for products and services. SFAS No. 123 and its amendments and APB Opinion No. 25 have been superseded by SFAS No. 123(R).

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 prior to adoption of SFAS No. 123(R):

	Year Ended September 30,
	2004	2005
	(In thousands, except
	per share amounts)

Net income available to common shareholders — as reported	$28,044	$35,819
Add: Stock-based compensation expense included in reported net income, net of taxes	371	32
Deduct: Total stock based employee compensation expense determined using the fair value based method, net of taxes	(1,808)	(2,300)

Net income, pro forma	$26,607	$33,551

Basic net income per share, as reported	$1.14	$1.28

Diluted net income per share, as reported	$1.04	$1.26

Basic net income per share, pro forma	$1.08	$1.20

Diluted net income per share, pro forma	$0.99	$1.18

Accounting for income taxes.  In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income in accordance with SFAS No. 109, “Accounting for Income Taxes.” We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our statement of operations as a provision for or benefit from income taxes. We make assumptions, judgments and estimates in determining our provisions for income taxes, assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our estimates are reasonable, changes in tax laws or our interpretation of tax laws, and the outcome of future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. In addition, actual operating results and the underlying amount and category of income in future years could render our current assessment of recoverable deferred tax assets inaccurate.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 3 to the Consolidated Financial Statements. As indicated in Note 3 to the Consolidated Financial Statements, with the exception of SFAS No. 157, which is effective in our 2009 fiscal year, and FIN 48, which is effective in our 2008 fiscal year, and for which we are assessing the impact, we do not expect any of the recently issued accounting pronouncements to have a material effect on our financial statements.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of net revenues for each of the periods indicated.

	Years Ended September 30,
	2004	2005	2006

Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	45.8%	46.7%	49.9%
Selling, general and administrative	34.6%	35.4%	38.4%

Total operating expenses	80.4%	82.1%	88.3%

Income from operations	19.6%	17.9%	11.7%

Interest income	(0.1)%	(0.5)%	(0.9)%
Interest expense	0.5%	0.0%	0.0%
Other expense (income)	0.4%	0.0%	0.0%

Total other expense (income)	0.8%	(0.5)%	(0.9)%

Income before income taxes	18.8%	18.4%	12.6%
Income tax expense	7.5%	6.9%	4.7%

Net income	11.3%	11.5%	7.9%

The following table sets forth our average capacity utilization during each of the periods indicated and the number of seats available at the end of each of the periods indicated.

	Years Ended September 30,
	2004	2005	2006

Average capacity utilization	70.2%	69.9%	64.9%
Seating available	18,625	22,025	25,110

The following table sets forth data for our new campuses in each of the periods indicated. We begin to incur a majority of new campus costs in the nine month period prior to the new campus opening. Our new campuses typically become profitable within the first 12 months of operations and are no longer considered to be a new campus after one fiscal year of operation.

	Years Ended September 30,
	2004(1)	2005(2)	2006(3)
	(In thousands)

Net revenues	1,064	19,132	18,878
Operating expenses:
Educational services and facilities	2,178	13,040	16,752
Selling general and administrative	3,636	11,859	11,103

Total operating expenses	5,814	24,899	27,855

Income from operations	(4,750)	(5,767)	(8,977)

Start up costs as a percentage of total net revenue
Net revenues	0.4%	6.2%	5.4%
Operating expenses:
Educational services and facilities	0.9%	4.2%	4.8%
Selling general and administrative	1.4%	3.8%	3.2%

Total operating expenses	2.3%	8.0%	8.0%

Income from operations	(1.9)%	(1.8)%	(2.6)%

Average capacity utilization	3.1%	23.0%	22.4%
Seating available	1,920	3,840	3,720

(1)	Includes net revenue and operating expenses for our Exton, Pennsylvania campus which opened in July 2004.

(2)	Includes net revenue and operating expenses for our Exton, Pennsylvania campus which opened in July 2004; our Norwood, Massachusetts campus which opened in June 2005 and operating expenses for our Sacramento, California campus which opened in October 2005.

(3)	Includes net revenue and operating expenses for our Norwood, Massachusetts and Sacramento, California campuses.

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

Net revenues.  Our net revenues for the year ended September 30, 2006 were $347.1 million, representing an increase of $36.3 million, or 11.7%, as compared to net revenues of $310.8 million for the year ended September 30, 2005. The increase during the year ended September 30, 2006 is attributable, in part, to the Exton, Pennsylvania campus which had an increase in net revenue of $12.0 million because it is no longer considered to be a new campus during fiscal 2006 as it had a full year of operations during fiscal 2005. The remaining $24.3 million increase was primarily due to tuition increases of between 3% and 5%, depending on the program, and a 5.8% increase in the average undergraduate full-time student enrollment. For the year ended September 30, 2006, the average undergraduate full-time student enrollment was 16,291, compared with 15,390 for the year ended September 30, 2005. During fiscal year 2006, we had 517 fewer students start school as compared to fiscal year 2005.

Educational services and facilities expenses.  Our educational services and facilities expenses for the year ended September 30, 2006 were $173.2 million, representing an increase of $28.2 million, or 19.5%, as compared to educational services and facilities expenses of $145.0 million for the year ended September 30, 2005. Educational services and facilities expenses, excluding costs associated with new campuses, for the year ended September 30, 2006 were $156.5 million, representing an increase of $24.5 million, or 18.6%, as compared to $132.0 million for the year ended September 30, 2005. The increase in costs, excluding expenses related to new campuses, is primarily associated with increased compensation and related costs of approximately $13.8 million, which includes approximately $0.5 million in stock compensation as a result of our adoption of SFAS No. 123(R), occupancy costs of approximately $4.1 million and depreciation expense of approximately $2.5 million. The increase during the year ended September 30, 2006 is attributable, in part, to the Exton, Pennsylvania campus which was no longer considered to be a new campus during fiscal 2006 because it had a full year of operations during fiscal 2005. In fiscal 2006, our Exton, Pennsylvania campus had educational services and facilities expenses of $14.9 million which included $7.4 million in compensation, $2.8 million in occupancy costs and $0.9 million in depreciation. The remaining increases of $6.4 million in compensation and related costs, $1.3 million in occupancy costs and $1.6 million in depreciation expense are primarily associated with a higher level of support for our students as well as program expansions at existing campuses. We did not recognize any stock compensation expense as a component of educational services and facilities in fiscal 2005.

Educational services and facilities expenses as a percentage of net revenues increased to 49.9% for the year ended September 30, 2006 as compared to 46.7% for the year ended September 30, 2005. Educational services and facilities expenses as a percentage of net revenues, excluding activity for new campuses, was 47.7% for the year ended September 30, 2006 as compared to 45.3% for the year ended September 30, 2005. In addition to increased costs associated with new campuses, educational services and facilities expenses as a percentage of net revenues, excluding new campus activity, was negatively impacted by approximately 1.3% associated with increased compensation, approximately 0.6% related to increased occupancy costs and approximately 0.5% related to depreciation expense primarily resulting from decreased capacity utilization. The increase in educational services and facilities expense as a percentage of revenue is primarily attributable to decreased capacity utilization.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended September 30, 2006 were $133.1 million, an increase of $23.1 million, or 21.0%, as compared to selling, general and administrative expenses of $110.0 million for the year ended September 30, 2005. Selling, general and administrative expenses, excluding costs associated with new campuses, for the year ended September 30, 2006 were $122.0 million, representing an increase of $23.9 million, or 24.3%, as compared to $98.1 million for the year ended September 30, 2005. Selling, general and administrative costs, excluding costs associated with new campuses, are primarily associated with increased compensation and related costs of $12.4 million, of which $4.2 million was related to stock-based compensation, advertising costs of $7.2 million and $1.2 million related to contract services partially offset by a decrease in professional services of $1.1 million primarily attributable to reduced legal costs and lower costs associated with Sarbanes-Oxley efforts. The increase during the year ended September 30, 2006 is attributable, in part, to the Exton, Pennsylvania campus which was no longer considered to be a new campus during fiscal 2006 because it had a full year of operations during fiscal 2005. In fiscal 2006, our Exton, Pennsylvania campus had selling, general and administrative expenses of approximately $8.5 million which included $5.0 million in compensation and related costs and $1.7 million in advertising costs. The remaining increase in compensation and related costs of approximately $3.2 million is primarily due to increased personnel associated with sales and marketing activities and other organizational support.

Selling, general and administrative expenses as a percentage of net revenues increased to 38.4% for the year ended September 30, 2006 as compared to 35.4% for the year ended September 30, 2005. Selling, general and administrative costs as a percentage of net revenues, excluding activity for new campuses, was 37.2% for the year ended September 30, 2006 as compared to 33.7% for the year ended September 30, 2005. The increase in costs as a percentage of revenue, excluding new campus expenses, was impacted by an increase of approximately 1.7% associated with increased compensation of which approximately 1.3% was attributable to our recognition of stock based compensation expense and approximately 1.7% attributable to additional spending on advertising.

Interest (income) expense.  Our interest income for the year ended September 30, 2006 was $3.0 million, representing an increase of $1.4 million, or 91.4%, compared to interest income of $1.6 million for the year ended September 30, 2005. The increase in interest income is primarily attributable to the increase in available investment funds as well as higher interest rate returns.

Income taxes.  Our provision for income taxes for the year ended September 30, 2006 was $16.3 million, or 37.3% of pretax income, compared to $21.4 million, or 37.4% of pretax income, for the year ended September 30, 2005. The effective rate for the year ended September 30, 2006 is lower than the statutory rate primarily due to the release of tax reserves related to tax years closed to audit and state tax credits received related to our investment in our Norwood, Massachusetts campus. The effective tax rate for the years ended September 30, 2005 is lower than the statutory rate due to state tax credits received related to our investment in our Norwood, Massachusetts campus.

Net income.  As a result of the foregoing, we reported net income for the year ended September 30, 2006 of $27.4 million, as compared to net income of $35.8 million for the year ended September 30, 2005.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Net revenues.  Our net revenues for the year ended September 30, 2005 were $310.8 million, representing an increase of $55.7 million, or 21.8%, as compared to net revenues of $255.1 million for the year ended September 30, 2004. This increase was primarily due to tuition increases of between 3% and 5%, depending on the program, and a 17.7% increase in the average undergraduate full-time student enrollment. For the year ended September 30, 2005, the average undergraduate full-time student enrollment was 15,390, compared with 13,076 for the year ended September 30, 2004.

We have accommodated the increase in average student enrollment by improving utilization of our existing facilities, opening our new Norwood, Massachusetts campus in late June 2005 and expansion efforts at our Houston, Texas; Glendale Heights, Illinois and Orlando, Florida campuses.

Educational services and facilities expenses.  Our educational services and facilities expenses for the year ended September 30, 2005 were $145.0 million, representing an increase of $28.3 million, or 24.2%, as compared to educational services and facilities expenses of $116.7 million for the year ended September 30, 2004. Educational services and facilities expenses, excluding costs associated with new campuses, for the year ended September 30, 2005 were $132.0 million, representing an increase of $17.4 million, or 15.2%, as compared to $114.6 million for the year ended September 30, 2004. The increase in costs, excluding expenses related to new campuses, is primarily associated with increased compensation and related costs of approximately $10.5 million, occupancy costs of approximately $2.1 million, training supplies and repairs and maintenance of approximately $2.4 million and are primarily associated with supporting higher average student enrollments.

Educational services and facilities expenses as a percentage of net revenues increased to 46.7% for the year ended September 30, 2005 as compared to 45.8% for the year ended September 30, 2004. Educational services and facilities expenses as a percentage of net revenues, excluding activity for new campuses, was 45.3% for the year ended September 30, 2005 as compared to 45.1% for the year ended September 30, 2004. In addition to increased costs associated with new campuses, educational services and facilities expense as a percentage of net revenues, excluding new campus activity, increased by approximately 0.3% associated with increased compensation and approximately 0.5% related to increased training supplies and repairs and maintenance partially offset by a decrease of approximately 0.1% related to occupancy costs and approximately 0.4% related to depreciation expense.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended September 30, 2005 were $110.0 million, an increase of $21.7 million, or 24.6%, as compared to selling, general and administrative expenses of $88.3 million for the year ended September 30, 2004. Selling, general and administrative expenses, excluding costs associated with new campuses, for the year ended September 30, 2005 were $98.1 million, representing an increase of $13.5 million, or 15.9%, as compared to $84.7 million for the year ended September 30, 2004. The increase in selling, general and administrative expenses is related to compensation and related costs of approximately $5.0 million primarily due to additional personnel associated with sales activities and other organizational support, approximately $1.6 million due to increased advertising, approximately $1.3 million related to bad debt expense, and approximately $0.9 million related to depreciation expense.

Selling, general and administrative expenses as a percentage of net revenues increased to 35.4% for the year ended September 30, 2005 as compared to 34.6% for the year ended September 30, 2004. Selling, general and administrative expenses as a percentage of net revenues, excluding activity for new campuses, was 33.6% for the year ended September 30, 2005 as compared to 33.3% for the year ended September 30, 2004. The increase in costs as a percentage of revenue, excluding new campus activities, was impacted by approximately 0.3% related to bad debt expense and approximately 0.3% related to depreciation expense partially offset by approximately 0.2% related to contract services.

Interest (income) expense.  Our interest income for the year ended September 30, 2005 was $1.6 million, representing an increase of $1.2 million, or 381.3%, compared to interest income of $0.3 million for the year ended September 30, 2004. This increase was attributable to the investment of our excess cash and higher interest rates. Our interest expense for the year ended September 30, 2005 was $0.1 million, representing a decrease of $1.2 million, or 91.5%, compared to interest expense of $1.4 million for the year ended September 30, 2004. The decrease in interest expense was primarily due to the payment in full of our then outstanding term debt with proceeds received from our initial public offering in December 2003.

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

Net income.  As a result of the foregoing, we reported net income for the year ended September 30, 2005 of $35.8 million, as compared to net income of $28.8 million for the year ended September 30, 2004.

Liquidity and Capital Resources

We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $45.4 million in fiscal 2006, $57.4 million in fiscal 2005 and $58.1 million in fiscal 2004. At September 30, 2006, in order to provide greater consistency within the consolidated statements of cash flows for the transactions related to posting a letter of credit in favor of ED, we reclassified the change in restricted cash from cash flows from operating activities to cash flows from investing activities for the years ended September 30, 2004 and 2005.

Following is a summary of the reclassification in the Consolidated Statements of Cash Flows:

	Years Ended September 30,
	2004			2005
	Previously		Reported	Previously		Reported
	Reported	Reclassification	Balance	Reported	Reclassification	Balance

Restricted cash	$(10,395)	$10,395	$—	$10,195	$(10,195)	$—
Net cash provided by operating activities	$47,661	$10,395	$58,056	$67,763	$(10,395)	$57,368
Restricted cash	$—	$(10,395)	$(10,395)	$—	$10,395	$10,395
Net cash used in investing activities	$(16,939)	$(10,395)	$(27,334)	$(61,480)	$10,395	$(51,085)

A majority of our net revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. During 2006, ED clarified its rule and is now allowing institutions with default rates below 10% for three consecutive years to request the first disbursement when students begin attending class. As a result, beginning in June 2006, our campuses in Avondale, Arizona; Glendale Heights, Illinois; Rancho Cucamonga, California; Mooresville, North Carolina and Norwood, Massachusetts are no longer subject to a 30 day delay in receiving the first disbursement. Certain types of grants and other funding are not subject to a 30-day delay. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

In 2006, our cash flows provided by operating activities were $45.4 million resulting from net income of $27.4 million, plus adjustments of $21.7 million for non-cash and other items, less $3.7 million related to the change in our operating assets and liabilities.

In 2005, our cash flows from operating activities were $57.4 million resulting from net income of $35.8 million, plus adjustments of $13.9 million for non-cash and other items, plus $7.6 million related to the change in our operating assets and liabilities.

In 2006, the primary adjustments to our net income for non-cash and other items were amortization and depreciation of $14.2 million, substantially all of which was depreciation, and bad debt expense of $4.7 million. The additional adjustments related to our adoption of SFAS 123(R) resulting in stock-based compensation expense of $4.9 million which is partially offset by the related tax effect recognized in deferred income taxes of approximately $2.4 million. In 2007, amortization and depreciation is expected to be higher due to additional capital expenditures, stock-based compensation is expected to be higher due to stock grants in June 2006 and anticipated grants during fiscal 2007 and bad debt expense is expected to be similar as a percentage of revenue.

In 2005, the primary adjustments to net income for non-cash and other items were amortization and depreciation of $9.8 million, substantially all of which was depreciation, and bad debt expense of $4.2 million. Additional adjustments included deferred income taxes, excess tax benefit from stock-based compensation, stock compensation expense and loss on the sale of assets.

Changes in operating assets and liabilities

In 2006, the change in our operating assets and liabilities of $3.7 million was primarily due to changes in receivables and deferred revenue, income taxes, other assets, and accounts payable and accrued expenses. A combination of a lower number of student starts during the year ended September 30, 2006 when compared to the year ended September 30, 2005, operating efficiencies and our ability to request the first disbursement of Title IV funding without a 30 day delay at five campuses resulted in a decrease in receivables of $1.8 million and an increase in deferred revenue of $6.6 million resulting in a combined positive cash flow of $8.4 million.

Due to the timing of income tax payments, at September 30, 2006 we were in an income tax receivable position as compared to an income tax payable position at September 30, 2005 which contributed a net increase in income taxes of $3.7 million. Additionally, we classified $0.8 million of the tax benefit from stock-based compensation as a decrease in income taxes in cash flows from operating activities with the offsetting increase in cash flows from financing activities which is required under SFAS 123(R). Other assets increased by $2.1 million primarily due to a prepayment of software licenses. The cash used in accounts payable and accrued expenses of $6.3 million was primarily due to the timing of payments related to construction liabilities.

In 2005, cash flows of $7.6 million were provided by operations relating to the change in our operating assets and liabilities primarily due to changes in accounts receivable and deferred revenues, accounts payable and accrued expenses and other current liabilities partially offset by cash outflows attributable to prepaid expenses. The growth of our student population and the timing of tuition funding resulted in an increase in accounts receivable of $5.3 million and an increase in deferred revenues of $8.3 million resulting in a combined positive cash flow of $3.0 million. Cash provided by increases in accounts payable and accrued expenses and other current liabilities was primarily due to increases in accounts payable, accrued compensation and benefits, royalties, real estate taxes and professional fees primarily associated with Sarbanes-Oxley compliance, income tax payable and the recognition of our guarantee liability associated with certain tuition funding received. These increases were attributable primarily to our increased level of operations necessary to support average student growth. The increase in cash used for prepaid expenses was primarily attributable to payment of advertising and facility rent.

Our working capital decreased $39.8 million to a working capital deficit of $26.0 million at September 30, 2006 compared to $13.8 million at September 30, 2005. The decrease in 2006 was primarily attributable to the decrease in cash of $30.0 million which was used to repurchase shares of our common stock in accordance with our stock repurchase program. At September 30, 2006 we had repurchased approximately 1.4 million shares of our common stock at an average purchase price of $20.95 per share. Our current ratio was 0.73 at September 30, 2006 as compared to 1.2 at September 30, 2005. There were no outstanding borrowings on our line of credit during 2006.

Receivables, net were $16.7 million and $21.2 million at September 30, 2006 and 2005, respectively. Our days sales outstanding (DSO) in accounts receivable was approximately 20 days at September 30, 2006 and 24 days at September 30, 2005, an improvement of 4 days. The improvement was primarily attributable to the lower number of student starts during 2006 as compared to 2005, operating efficiencies and the ability to request the first disbursement of Title IV funding without the 30 day delay at five of our campuses.

Investing Activities

Our cash used in investing activities is primarily related to the purchase of property and equipment and capital improvements, partially offset by the release of restricted investments which, prior to release, were collateral related to our letter of credit issued in favor of ED. Our capital expenditures primarily result from the addition of new and the expansion of existing campuses and ongoing replacements of equipment related to student training. Net cash used in investing activities was $29.9 million, $51.1 million and $27.3 million in the years ended September 30, 2004, 2005 and 2006, respectively.

The decrease in cash used in investing activities during the year ended September 30, 2006 was primarily attributable to a decrease in cash outflows associated with our investment in securities to collateralize a letter of credit. The increase in cash used for capital expenditures related to expansion efforts of our existing campuses and investment in training aids, classroom technology and other equipment that support our programs.

In addition to our investment in new and replacement training equipment for our ongoing operations, the following is a summary of our significant investments in capital expenditure activities for our fiscal year ended September 30, 2006.

•	We invested approximately $21.4 million in building construction and purchased approximately $3.0 million in training and furniture and office equipment to continue the buildout of the permanent location of our Sacramento, California campus.

•	We invested approximately $4.6 million in building construction and training equipment to continue the retrofit of our Norwood, Massachusetts campus.

•	We invested approximately $3.2 million in leasehold improvements for the expansion of our Orlando, Florida campus to accommodate expansion of our automotive and motorcycle programs.

As a result of our investments in new and expansion of existing campuses, we added 3,085 seats to our capacity, for a total of 25,110 seats, during 2006.

Additionally, we were notified during the first quarter that ED no longer required a letter of credit and accordingly, the restrictions on our $16.2 million of restricted investments were removed and the funds became available for general corporate use. Upon maturity of the held-to-maturity investments, the proceeds were invested in cash equivalent funds.

We expect capital expenditures to increase during 2007 as we complete construction of our permanent campus at Sacramento, California and complete our expansion projects at our MMI Phoenix and Norwood, Massachusetts campuses.

The following is a summary of our current material capital expenditure commitments:

•	During 2006, we entered into an agreement to lease property for our MMI Phoenix campus. We intend to expand the existing campus and construct a parking lot to accommodate a larger student population for our elective programs. We plan to spend approximately $5.0 to $6.0 million in capital expenditures on this expansion during fiscal 2007.

•	During 2007, we plan to spend approximately $19.0 to $21.0 million to complete building improvements and purchase training aids and equipment to accommodate the diesel and collision programs at our Sacramento, California campus. We plan to complete our additional expansion at our Sacramento, California campus during the third quarter of fiscal 2007.

•	We also plan to spend approximately $8.0 to $9.0 million related to leasehold improvements and the purchase of training aids and equipment to accommodate the diesel program at our Norwood, Massachusetts campus. We plan to complete our additional expansion for the diesel program at our Norwood, Massachusetts campus during the fourth quarter of fiscal 2007.

The increase in cash used in investing activities during the year ended September 30, 2005 was primarily attributable to the following significant investments in capital expenditures:

•	We completed the real estate purchase of our new Norwood, Massachusetts campus, retrofitted the existing building and purchased training aids and computer equipment resulting in a total investment of approximately $24.9 million.

•	We invested approximately $0.9 million for leasehold improvements at our temporary location for our Sacramento, California campus. In addition we invested approximately $1.7 million in training equipment, computers and pre-construction costs for our permanent campus.

•	We invested approximately $2.6 million for other expansion efforts that included our Houston, Texas campus collision program expansion and our completion of additional space at our Glendale Heights, Illinois campus.

In addition, concurrent with the release of $10.4 million in restricted cash, we invested $16.2 million in securities to secure our letter of credit in the amount of $14.4 million issued in favor of ED.

Financing Activities

In 2006, our cash flows used in financing activities were $26.2 million and were primarily attributable to $30.0 million used for the repurchase of shares of our common stock, partially offset by $3.1 million provided by proceeds from the issuance of our common shares under employee stock plans and $0.8 million related to the tax benefit from stock-based compensation in connection with our adoption of SFAS No. 123(R).

In 2005, our cash flows provided by financing activities were $3.2 million and were primarily related to $3.4 million provided by proceeds from the issuance of our common shares from the exercise of stock options partially offset by the payments on capital leases, payment of deferred finance fees and the distribution of proceeds from the sale of land.

Debt Service

For the years ended September 30, 2004 and 2005 we had no debt outstanding, except for our capital leases. At September 30, 2006, we had no debt or capital leases outstanding.

On October 26, 2004, we entered into a credit agreement with a bank for a revolving line of credit in the amount of $30.0 million and a standby letter of credit facility for up to $20.0 million. On July 5, 2006, we entered into a modification agreement which eliminated the standby letter of credit facility and changed the minimum quarterly current ratio financial covenants. At the time of the modification, there was $0 outstanding on the standby letter of credit facility. The credit agreement is effective through October 26, 2007.

The revolving line of credit is guaranteed by UTI Holdings, Inc. and each of its wholly owned subsidiaries. Letters of credit issued bear fees of 0.625% per annum. The credit agreement requires interest to be paid quarterly in arrears based upon the lender’s interest rate less 0.50% per annum or LIBOR plus 0.625% per annum, at our option. Additionally, the revolving line of credit requires an unused commitment fee payable quarterly in arrears equal to 0.125% per annum. The terms of the revolving line of credit were not changed in the modification agreement.

Prior to the modification, we had the option to issue letters of credit under either the revolving line of credit, thereby reducing our borrowing availability, or under the standby letter of credit facility. The standby letter of credit facility was collateralized by an investment collateral account equal to the advance rate, as defined, and dependent upon the underlying collateral investment. Issued letters of credit incurred fees of 0.375% per annum under the standby letter of credit facility. Interest on issued letters of credit was payable quarterly in advance. Effective November 1, 2004, we issued a letter of credit in favor of ED in the amount of $14.4 million which was collateralized by a $16.2 million investment held in marketable securities. In October 2005, we were notified by ED that we were no longer required to post a letter of credit as a result of their review of our fiscal 2004 financial statements. Upon the release of our issued and outstanding letter of credit, our restricted investments became available for general corporate purposes.

The credit agreement contains certain restrictive covenants, including but not limited to maintenance of certain financial ratios and restrictions on indebtedness, contingent obligations and investments. The modification agreement revised the minimum quarterly current ratio to 0.50 through June 30, 2007 and 0.60 on September 30, 2007 and thereafter. Prior to the modification, the minimum quarterly current ratio financial covenant was 0.60 at September 30, 2006 and thereafter. In addition, the credit agreement requires that we maintain our accreditation and eligibility for receiving Title IV Program funds.

At September 30, 2006, we had $30.0 million available to borrow, there were no borrowings under our credit facility and we were in compliance with all covenants.

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

We believe that the most strategic uses of our cash resources include filling existing capacity, completing the expansion of our existing campuses, expanding our program offerings, and the repurchase of our common stock. In addition, our long term strategy includes considering strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash on hand, cash flow from operations and available borrowings under our credit facility, we may incur additional debt, resulting in increased interest expense.

Contractual Obligations

The following table sets forth, as of September 30, 2006, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require significant cash outlays in the future.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating leases(1)	$234,609	$19,635	$37,355	$34,673	$142,946
Purchase obligations(2)	26,365	25,181	953	231	—
Other long-term obligations(3)	10,081	—	1,886	1,618	6,577

Total contractual cash obligations	271,055	44,816	40,194	36,522	149,523

Issued and outstanding surety bonds(4)	14,472	14,472	—	—	—

Total contractual commitments	$285,527	$59,288	$40,194	$36,522	$149,523

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)	Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Where the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the table. Additionally, purchase orders outstanding as of September 30, 2006, employment contracts and minimum payments under licensing and royalty agreements are included.

(3)	Includes deferred facility rent liabilities, tax reserves, deferred compensation and other obligations.

(4)	Represents surety bonds posted on behalf of our schools and education representatives with multiple state education agencies.

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

Since 1991, some of our properties have been leased from entities controlled by John C. White, our Chairman of our Board of Directors. A portion of the property comprising our Orlando location is occupied pursuant to a lease with the John C. and Cynthia L. White 1989 Family Trust, with the lease term expiring on August 19, 2022. The annual base lease payments for the first year under this lease totaled approximately $326,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Another portion of the property comprising our Orlando location is occupied pursuant to a lease with Delegates LLC, an entity controlled by the White Family Trust, with the lease term expiring on July 1, 2016. The beneficiaries of this trust are Mr. White’s children, and the trustee of the trust is not related to Mr. White. Annual base lease payments under this lease are approximately $680,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Additionally, since April 1994, we have leased two of our Phoenix properties under one lease from City Park LLC, a successor in interest of 2844 West Deer Valley L.L.C. and in which the John C. and Cynthia L. White 1989 Family Trust holds a 25% interest. The lease expires on February 28, 2015, and the annual base lease payments under this lease, as amended, totaled approximately $463,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. The table below sets forth the total payments that we have made in fiscal 2004, 2005 and 2006 under these leases:

		John C. and Cynthia L. White
	City Park LLC	1989 Family Trust	Delegates LLC

Fiscal 2004	$551,775	$447,205	$924,307
Fiscal 2005	$488,523	$436,036	$877,544
Fiscal 2006	$507,351	$534,137	$831,759

We believe that the rental rates under these leases approximate the fair market rental value of the properties at the time the lease agreements were negotiated.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

Seasonality

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third fiscal quarter than in the remainder of our fiscal year because fewer students are enrolled during the summer months. Our expenses, however, do not vary significantly with changes in student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. In addition, our net revenues for the first fiscal quarter ending December 31 are adversely affected by the fact that we have fewer earning days when our campuses are closed during the calendar year end holiday break and accordingly do not recognize revenue during that period.

	Net Revenues
	Year Ended September 30,
	2004		2005		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Three Month Period Ending:
December 31	$59,043	23.1%	$73,336	23.6%	$85,512	24.6%
March 31	63,684	25.0%	77,482	24.9%	88,686	25.6%
June 30	62,947	24.7%	76,074	24.5%	84,134	24.2%
September 30	69,475	27.2%	83,908	27.0%	88,734	25.6%

	$255,149	100.0%	$310,800	100.0%	$347,066	100.0%

	Income from Operations
	Year Ended September 30,
	2004		2005		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Three Month Period Ending:
December 31	$14,015	28.0%	$15,476	27.7%	$16,251	39.9%
March 31	13,494	26.9%	14,429	25.9%	12,522	30.7%
June 30	10,865	21.7%	11,450	20.5%	5,711	14.0%
September 30	11,748	23.4%	14,423	25.9%	6,256	15.4%

	$50,122	100.0%	$55,778	100.0%	$40,740	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2006 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to management’s assessment of the effectiveness of internal control over financial reporting are included on pages F-2 and F-3, respectively, of this annual report on Form 10-K.

Management’s Certifications

The Company has filed as exhibits to its annual report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Securities and Exchange Commission, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.

The Company has submitted to the New York Stock Exchange the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in our proxy statement for the 2007 Annual Meeting of Stockholders under the headings “Election of Directors” and “Code of Conduct; Corporate Governance Guidelines” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in our proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in our proxy statement for the 2007 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in our proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in our proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Fees Paid to PricewaterhouseCoopers LLP” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Report.

(2) All other schedules have been omitted because they are not required, are not applicable, or the required information is shown on the financial statements or the notes thereto.

(3) Exhibits:

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
3.2		Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to a Form 8-K filed by the Registrant on February 23, 2005.)
4.1		Specimen Certificate evidencing shares of common stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
4.2		Registration Rights Agreement, dated December 16, 2003, between Registrant and certain stockholders signatory thereto. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.1		Credit Agreement, dated October 26, 2004, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
10	.1.1	Modification Agreement, dated July 5, 2006, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on July 7, 2006.)
10	.2*	Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.5*	Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.6*	2003 Stock Incentive Plan (as amended December 16, 2005). (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006.)
10	.6.1*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.6.2*	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.7*	Amended and Restated 2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed December 14, 2005.)
10	.8*	Amended and Restated Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Robert D. Hartman, as amended. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.8.1*	Description of terms of continuing relationship between Registrant and Robert D. Hartman. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on October 6, 2005.)
10	.9*	Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and John C. White, as amended. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.10*	Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Kimberly J. McWaters, as amended. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.11*	Employment Agreement, dated November 30, 2003, between Registrant and Jennifer L. Haslip. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.12*	Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

Exhibit
Number	Description

10.13	Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.14	Lease Agreement, dated July 2, 2001, as amended, between John C. and Cynthia L. White, as trustees of the John C. and Cynthia L. White 1989 Family Trust, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.15	Lease Agreement, dated July 2, 2001, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.16	Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 5, 2004, or an amendment thereto (No. 333-114185).)
21.1	Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K dated December 14, 2005.)
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith.)
24.1	Power of Attorney. (Included on signature page.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*	Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

By:	/s/ John C. White
JOHN C. WHITE
Chairman of the Board

Date: December 13, 2006

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

Signature	Title	Date

/s/ John C. White John C. White	Chairman of the Board	December 13, 2006

/s/ Kimberly J. McWaters Kimberly J. McWaters	President and Chief Executive Officer (Principal Executive Officer) and Director	December 13, 2006

/s/ Jennifer L. Haslip Jennifer L. Haslip	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 13, 2006

/s/ A. Richard Caputo, Jr. A. Richard Caputo, Jr.	Director	December 13, 2006

/s/ Conrad A. Conrad Conrad A. Conrad	Director	December 13, 2006

/s/ Allan D. Gilmour Allan D. Gilmour	Director	December 13, 2006

Signature	Title	Date

/s/ Robert D. Hartman Robert D. Hartman	Director	December 13, 2006

/s/ Kevin P. Knight Kevin P. Knight	Director	December 13, 2006

/s/ Roger S. Penske Roger S. Penske	Director	December 13, 2006

/s/ Linda J. Srere Linda J. Srere	Director	December 13, 2006

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company and for assessing the effectiveness of internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the Company’s assets; providing reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2006. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Universal Technical Institute, Inc.:

We have completed integrated audits of Universal Technical Institute, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Universal Technical Institute, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective October 1, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Phoenix, Arizona
December 13, 2006

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$52,045	$41,431
Restricted investments	16,198	—
Receivables, net	21,244	16,702
Deferred tax assets	7,053	4,719
Prepaid expenses and other current assets	7,158	7,417

Total current assets	103,698	70,269
Property and equipment, net	74,417	117,298
Goodwill	20,579	20,579
Other assets	1,914	4,015

Total assets	$200,608	$212,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,124	$42,033
Deferred revenue	42,840	49,479
Accrued tool sets	3,401	4,019
Other current liabilities	4,516	747

Total current liabilities	89,881	96,278
Deferred tax liabilities	7,622	2,900
Other liabilities	7,372	10,081

Total liabilities	104,875	109,259

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $.0001 par value, 100,000,000 shares authorized, 27,980,610 shares issued and outstanding at September 30, 2005 and 28,174,995 shares issued and 26,744,050 shares outstanding at September 30, 2006	3	3
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	114,992	124,804
Treasury stock, at cost, 0 shares at September 30, 2005 and 1,430,945 shares at September 30, 2006	—	(30,029)
(Accumulated deficit)/retained earnings	(19,262)	8,124

Total shareholders’ equity	95,733	102,902

Total liabilities and shareholders’ equity	$200,608	$212,161

The accompanying notes are an integral part of the these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2004	2005	2006
	(In thousands, except per share
	amounts)

Net revenues	$255,149	$310,800	$347,066
Operating expenses:
Educational services and facilities	116,730	145,026	173,229
Selling, general and administrative	88,297	109,996	133,097

Total operating expenses	205,027	255,022	306,326

Income from operations	50,122	55,778	40,740

Other expense (income):
Interest income	(328)	(1,577)	(3,018)
Interest expense	1,263	116	48
Interest expense related parties	96	—	—
Other expense	1,134	—	—

Total other expense (income)	2,165	(1,461)	(2,970)

Income before income taxes	47,957	57,239	43,710
Income tax expense	19,137	21,420	16,324

Net income	28,820	35,819	27,386
Preferred stock dividends	(776)	—	—

Net income available to common shareholders	$28,044	$35,819	$27,386

Basic net income per share	$1.14	$1.28	$0.99

Diluted net income per share	$1.04	$1.26	$0.97

Weighted average number of common shares outstanding:
Basic	24,659	27,899	27,799

Diluted	27,585	28,536	28,255

The accompanying notes are an integral part of the these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						(Accumulated
						Deficit)/		Total
	Common Stock		Paid-In	Treasury Stock		Retained	Subscriptions	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Receivable	Equity
	(In thousands, except per share amounts)

Balance at September 30, 2003	13,873	$1	$—	—	$—	$(83,125)	$(28)	$(83,152)
Net income	—	—	—	—	—	28,820	—	28,820
Issuance of common stock, net	3,250	—	58,977	—	—	—	—	58,977
Conversion of preferred stock	10,571	2	48,538	—	—	—	—	48,540
Proceeds received on subscription receivable	—	—	—	—	—	—	28	28
Issuance of common stock under employee plans	82	—	1,285	—	—	—	—	1,285
Tax benefit from employee stock plans	—	—	495	—	—	—	—	495
Stock compensation	5	—	808	—	—	—	—	808
Dividends on preferred stock	—	—	—	—	—	(776)	—	(776)

Balance at September 30, 2004	27,781	3	110,103	—	—	(55,081)	—	55,025
Net income	—	—	—	—	—	35,819	—	35,819
Issuance of common stock under employee plans	193	—	3,396	—	—	—	—	3,396
Tax benefit from employee stock plans	—	—	1,211	—	—	—	—	1,211
Stock compensation	6	—	282	—	—	—	—	282

Balance at September 30, 2005	27,980	3	114,992	—	—	(19,262)	—	95,733
Net income	—	—	—	—	—	27,386	—	27,386
Issuance of common stock under employee plans	195	—	3,082	—	—	—	—	3,082
Tax benefit from employee stock plans	—	—	1,006	—	—	—	—	1,006
Tax benefit from preferred stock issuance	—	—	792	—	—	—	—	792
Stock compensation	—	—	4,932	—	—	—	—	4,932
Treasury stock purchases	—	—	—	1,431	(30,029)	—	—	(30,029)

Balance at September 30, 2006	28,175	$3	$124,804	1,431	$(30,029)	$8,124	$—	$102,902

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2004	2005	2006
	(In thousands)

Cash flows from operating activities:
Net income	$28,820	$35,819	$27,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,812	9,777	14,205
Bad debt expense	2,295	4,211	4,693
Excess tax benefit from stock-based compensation	495	1,211	—
Stock compensation	808	282	4,932
Deferred income taxes	3,299	(1,700)	(2,388)
Loss on sale of property and equipment	325	161	234
Write-off of deferred financing fees	1,099	—	—
Preferred stock interest expense	265	—	—
Changes in assets and liabilities:
Receivables	(2,563)	(5,319)	1,758
Income taxes payable (receivable)	(2,511)	2,140	(3,738)
Prepaid expenses and other current assets	(1,059)	(3,936)	(259)
Other assets	1,496	(299)	(2,115)
Accounts payable and accrued expenses	6,578	4,648	(6,255)
Deferred revenue	8,831	8,317	6,639
Accrued tool sets and other current liabilities	(851)	2,631	(213)
Other liabilities	1,917	(575)	535

Net cash provided by operating activities	58,056	57,368	45,414

Cash flows from investing activities:
Purchase of property and equipment	(16,975)	(45,839)	(46,136)
Proceeds from sale of property and equipment	36	9	3
Proceeds from the sale of land	—	185	—
Restricted cash	(10,395)	10,395	—
Purchase of securities with intent to hold to maturity	—	(32,002)	—
Proceeds received upon maturity of investments	—	16,167	16,260

Net cash used in investing activities	(27,334)	(51,085)	(29,873)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $7,648	58,977	—	—
Repayment of long-term debt borrowings	(31,831)	(37)	(6)
Payment of deferred finance fees	—	(14)	—
Proceeds from issuance of common stock under employee plans	1,285	3,396	3,082
Excess tax benefit from stock-based compensation	—	—	798
Distribution to stockholders	—	(185)	—
Redemption of mandatory redeemable preferred stock	(12,946)	—	—
Dividends paid on preferred stock	(12,558)	—	—
Proceeds from subscriptions receivable	28	—	—
Purchases of treasury stock, including fees of $57	—	—	(30,029)

Net cash provided by (used in) financing activities	2,955	3,160	(26,155)

Net increase (decrease) in cash and cash equivalents	33,677	9,443	(10,614)
Cash and cash equivalents, beginning of year	8,925	42,602	52,045

Cash and cash equivalents, end of year	$42,602	$52,045	$41,431

	Year Ended September 30,
	2004	2005	2006
	(In thousands)

Supplemental Disclosure of Cash Flow Information:
Taxes paid	$18,037	$18,177	$21,986

Interest paid	$1,219	$111	$5

Training equipment obtained in exchange for services	$1,496	$1,323	$2,557

Accrued capital expenditures	$—	$718	$5,548

Exchange of preferred stock for common stock	$48,540	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.	Nature of the Business

Business Description

We are a provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at 10 campuses and manufacturer specific advanced training (MSAT) programs that are sponsored by the manufacturer or dealer at dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals.

2.	Government Regulation and Financial Aid

Our schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (ED). During the years ended September 30, 2004, 2005 and 2006, approximately 72%, 70% and 73%, respectively, of our net revenues were indirectly derived from funds distributed under Title IV Programs.

To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. For these reasons, our schools are subject to extensive regulatory requirements imposed by all of these entities. After our schools receive the required certifications by the appropriate entities, our schools must demonstrate their compliance with the ED regulations of the Title IV Programs on an ongoing basis. Included in these regulations is the requirement that we satisfy specific standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based upon the institutions’ annual audited financial statements, as well as following a change in ownership of the institution. Under regulations which took effect July 1, 1998, ED calculates the institution’s composite score for financial responsibility based on its (i) equity ratio which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio which measures the institution’s ability to operate at a profit.

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

UTI’s composite score has exceeded the required minimum composite score of 1.5 since September 30, 2004.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Universal Technical Institute, Inc. and each of its wholly-owned subsidiaries (collectively “we” and “our”). All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for guarantees, discounts and scholarships we sponsor. Tuition and fee revenue is recognized ratably over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 97% of our net revenues for each of the years ended September 30, 2004, 2005 and 2006 consisted of tuition. Our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 14 to 27 weeks in duration. We supplement our core revenues with sales of textbooks and program supplies, student housing provided by us and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the twelve-month period immediately following the date on which such liability is reflected in our consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Investments

Restricted investments represent collateral provided to the issuer of our letter of credit in favor of ED. At September 30, 2005, we had an outstanding letter of credit in favor of ED in the amount of $14.4 million which was collateralized by a United States government agency discount note with a scheduled maturity in November 2005. At September 30, 2005, this investment was carried at amortized cost because we intended to, had the ability to and did hold this security until maturity. Interest income was recorded using an effective interest rate, with the associated premium or discount amortized to interest income. During October 2005, we received notification from ED that we are no longer required to post a letter of credit. ED returned the letter of credit and in November 2005, the restricted investment balance became available for general corporate use.

Deferred Financing Fees

Costs incurred in connection with obtaining financing are capitalized and amortized using the effective interest method over the term of the related debt. Amortization of deferred financing fees was $0.2 million, for the year ended September 30, 2004 and $0 for the years ended September 30, 2005 and 2006. In the year ended September 30, 2004, we wrote off $0.7 million in deferred financing costs related to the early payoff of term debt and $0.4 million related to the early termination of our former credit facility. These amounts have been included in other income and expense for all periods presented.

Property and Equipment

Property, equipment and leasehold improvements are recorded at cost. Amortization of equipment under capital leases and leasehold improvements are calculated using the straight-line method over the remaining useful

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

life of the asset or term of lease, whichever is shorter. Equipment under capital leases totaled approximately $1.8 million with accumulated amortization of approximately $1.7 million at September 30, 2005 and totaled approximately $1.8 million with accumulated amortization of approximately $1.8 million at September 30, 2006. Depreciation is calculated using the straight-line method over the estimated useful life. The estimated useful life of our buildings is 35 years. The estimated useful life of our leasehold improvements ranges from 1 to 30 years. The estimated useful life of our training, office and computer equipment ranges from 3 to 7 years. The estimated useful life of our vehicles is 5 years.

Depreciation and amortization related to our property and equipment was $8.3 million, $9.6 million and $13.7 million for the years ended September 30, 2004, 2005 and 2006, respectively. Maintenance and repairs are expensed as incurred.

Software Development Costs

We capitalize certain internal software development costs which are amortized using the straight-line method over the estimated lives of the software and range from 5 to 7 years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Amortization related to internally developed software was $0.3 million, $0.6 million and $0.8 million for the years ended September 30, 2004, 2005 and 2006, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of the acquired businesses over the fair market value of the acquired net assets. We account for our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is no longer amortized and instead is tested for impairment on an annual basis. We utilize the present value of future cash flow approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation in determining fair value. If we determine that impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. We completed our impairment test of goodwill during the fourth quarter of 2005 and 2006 and determined there was no impairment.

Impairment of Long-Lived Assets

We review the carrying value of our long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made. Throughout the year ended September 30, 2004, we recognized in accordance with SFAS No. 144, an expense of $1.2 million related to the acceleration of depreciation of leasehold improvements for a campus we relocated in September 2004.

Advertising Costs

Costs related to advertising are expensed as incurred and totaled approximately $12.0 million, $16.2 million and $22.7 million for the years ended September 30, 2004, 2005 and 2006, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Start-up Costs

Costs related to the start-up of new campuses are expensed as incurred.

Stock-Based Compensation

We adopted SFAS No. 123(R) “Share Based Payment” on October 1, 2005. SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The estimated value of the portion of the award that is ultimately expected to vest is recognized as expense over the period during which an employee is required to provide service in exchange for the award.

Our determination of estimated fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, the expected lives of the awards and actual and projected employee stock exercise behaviors. We evaluate our assumptions on the date of each grant.

The following table illustrates the assumptions used for grants made during each year:

	Years Ended September 30,
	2004	2005	2006

Expected lives (in years)	5.00	5.00	6.25
Risk-free interest rate	3.25%	3.77%	4.89%
Dividend yield	—	—	—
Expected volatility	34.48%	34.46%	41.80%

Stock-based compensation expense recognized for the year ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. We recognize compensation expense using the straight-line single-option method. Stock-based compensation expense, recognized for the year ended September 30, 2006, is based on awards ultimately expected to vest, and accordingly the expense for the year ended September 30, 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant. Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Prior to our adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123,” which defines a fair value based method and addresses common stock and options awarded to employees as well as those awarded to non-employees in exchange for products and services. SFAS No. 123 and its amendments and APB Opinion No. 25

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

have been superseded by SFAS No. 123(R). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 prior to adoption of SFAS No. 123(R):

	Years Ending September 30,
	2004	2005

Net income available to common shareholders, as reported	$28,044	$35,819
Add stock-based compensation expense included in reported net income, net of taxes	371	32
Deduct total stock-based employee compensation expenses determined using the fair value based method, net of taxes	(1,808)	(2,300)

Net income, pro forma	$26,607	$33,551

Basic net income per share, as reported	$1.14	$1.28

Diluted net income per share, as reported	$1.04	$1.26

Basic net income per share, pro forma	$1.08	$1.20

Diluted net income per share, pro forma	$0.99	$1.18

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

Our students have traditionally received their Federal Family Education Loans (FFEL) from a limited number of lending institutions. FFEL student loans comprised approximately 87%, 86% and 88% of our total Title IV Program funds received for the years ended September 30, 2004, 2005 and 2006, respectively. One lending institution, Sallie Mae, provides the majority of the FFEL loans that our students received. In the year ended September 30, 2006, two student loan guaranty agencies, EdFund and United Student Aid Funds (USAF), guaranteed approximately 30% and 70%, respectively, of the FFEL loans made to our students.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, healthcare costs, bonus costs, tool set costs, fixed assets, long-lived assets including goodwill, income taxes and contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

Reclassifications

At September 30, 2006, in order to provide greater consistency within the statements of cash flows for the transactions related to posting a letter of credit in favor of ED, we reclassified the change in restricted cash from cash flows from operating activities to cash flows from investing activities for the years ended September 30, 2004 and 2005.

Following is a summary of the reclassification in the consolidated statements of cash flows for the years ended September 30:

	2004			2005
	Previously		Reported	Previously		Reported
	Reported	Reclassification	Balance	Reported	Reclassification	Balance

Restricted cash	$(10,395)	$10,395	$—	$10,195	$(10,195)	$—
Net cash provided by operating activities	$47,661	$10,395	$58,056	$67,763	$(10,395)	$57,368
Restricted cash	$—	$(10,395)	$(10,395)	$—	$10,395	$10,395
Net cash used in investing activities	$(16,939)	$(10,395)	$(27,334)	$(61,480)	$10,395	$(51,085)

Certain other reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications have no impact on previously reported net income.

Fair Value of Financial Instruments

The carrying value of cash equivalents, restricted investments, accounts receivable and payable, accrued liabilities and deferred tuition approximates their fair value at September 30, 2005 and 2006 due to the short-term nature of these instruments.

Earnings per Common Share

Basic net income per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the years ended September 30, 2005 and 2006, approximately 561,700 shares and 756,150 shares, respectively, which could be issued under outstanding options were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

SFAS No 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. The calculation of basic and diluted earnings per share and the reconciliation of the weighted average number of common shares used in determining basic and diluted earnings per share is as follows:

	Years Ended September 30,
	2004	2005	2006

Basic earnings per share:
Net income	$28,820	$35,819	$27,386
Less preferred stock dividends:
Redeemable convertible preferred stock	776	—	—

Income available to common shareholders	$28,044	$35,819	$27,386

Weighted average shares outstanding (in thousands)	24,659	27,899	27,799

Basic earnings per share	$1.14	$1.28	$0.99

Diluted earnings per share:
Income available to common shareholders	$28,044	$35,819	$27,386
Add redeemable convertible preferred stock dividends	776	—	—

Income available to common shareholders	$28,820	$35,819	$27,386

Weighted average number of shares (in thousands):
Basic shares outstanding	24,659	27,899	27,799
Dilutive effect of:
Options related to the purchase of common stock	614	637	435
Shares related to the employee stock purchase plan	—	—	21
Convertible preferred stock	2,312	—	—

Diluted shares outstanding	27,585	28,536	28,255

Diluted earnings per share	$1.04	$1.26	$0.97

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe our adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements or disclosures.

In February 2006, the FASB issued FASB Staff Position (FSP) FAS 123(R)-4, “Classification of Options and Similar Instruments as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP requires that an option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from an equity to liability award. The guidance in this FSP shall be applied upon initial adoption of SFAS No. 123(R), or if an entity adopted SFAS No. 123(R) prior to February 3,

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

2006, the entity shall apply the guidance in the first reporting period beginning after February 3, 2006. The adoption of FSP FAS 123(R)-4 did not have a material impact on our consolidated financial statements or disclosures.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues provided by interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe our adoption of SFAS No. 155 will not have a material impact on our consolidated financial statements or disclosures.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. We believe our adoption of SFAS No. 156 will not have a material impact on our consolidated financial statements or disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the manner in which uncertainties in income taxes that are recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” should be accounted for by providing recognition and measurement guidance and disclosure provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are assessing the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The definition of fair value focuses on the exit price that would be received to sell an asset or paid to transfer a liability, not the entry price that would be paid to acquire an asset or received to assume a liability. The statement emphasizes that fair value is a market-based measurement, not an entity specific measurement and establishes a hierarchy between market participant assumptions developed based on (1) market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions from the best information available in the circumstances. The statement is effective at the beginning of the first fiscal year that begins after November 15, 2007, which is our year beginning October 1, 2008. The provisions of the statement should be applied prospectively except for specific financial instruments outlined in the statement for which application would be retrospective. We are assessing the impact of this statement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158, requires an employer that sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability as of the date of its fiscal year-end balance sheet and to recognize changes in the funded status in the year in which the changes occur. For a publicly traded company, SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. We believe our adoption of SFAS No. 158 will not have a material impact on our consolidated financial statements or disclosures.

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

how public companies quantify financial statement misstatements. Registrants electing not to restate prior periods should reflect the effects of initially applying SAB 108 in their financial statements covering the first fiscal year ending after November 15, 2006. We believe our adoption of SAB 108 will not have a material impact on our consolidated financial statements or disclosures.

In October 2006, the FASB issued FSP FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123 (R)-1.” This FSP clarifies that for instruments that were originally issued as employee compensation and then modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, there will be no change in the recognition or measurement of instruments if (a) there is no increase in fair value of the award or the antidilution provision is not added to the terms of the award, and (b) all holders of the same class of equity instruments are treated in the same manner. Other modifications of that instrument that take place when the holder is no longer an employee shall be subject to the modification guidance provided in SFAS No. 123(R). The guidance in this FSP shall be applied in the first reporting period beginning after October 10, 2006. We believe our adoption of FSP FAS 123(R)-5 will not have a material impact on our consolidated financial statements or disclosures.

In October 2006, the FASB issued FSP FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123 (R).” The guidance in this FSP shall be applied in the first reporting period beginning after October 20, 2006. This FSP addresses certain technical corrections regarding (1) disclosure requirements for non public entities, (2) the computation of the minimum compensation cost that must be recognized, (3) a date included in an illustration in the appendix of 123(R), and (4) amend the definition of short-term inducement to exclude an offer to settle an award. We believe our adoption of FSP FAS 123 (R)-6 will not have a material impact on our consolidated financial statements or disclosures.

4.	Reduction in Workforce Expense

In September 2006, we implemented a reduction in force of approximately 70 employees nationwide. In relation to this reduction in force, we recorded operating expenses of approximately $1.1 million in September 2006: $0.4 million was attributed to educational services and facilities and $0.7 million was attributed to selling, general and administrative. The expenses primarily included severance pay and extended medical benefits coverage.

5.	Receivables

Receivables, net consist of the following:

	September 30,
	2005	2006

Tuition receivables	$22,711	$16,679
Other receivables	1,602	2,631

Receivables	24,313	19,310
Less allowance for uncollectible accounts	(3,069)	(2,608)

	$21,244	$16,702

The allowance for uncollectible accounts primarily relates to tuition receivables. The allowance is estimated using the historical average write-off experience for the prior six years which is applied to the receivable balance related to students who are no longer attending our school due to either graduation or withdrawal. The allowance for uncollectible accounts fluctuates based on the amount and age of receivable balances related to students who are no longer attending school. As the amount of the aged balance increases, we increase our allowance for uncollectible accounts and as the amount of the aged balance decreases, we reduce our allowance for uncollectible accounts. Additions to the allowance for uncollectible accounts are charged to bad debt expense and were $2.3 million,

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

$4.2 million and $4.7 million for the years ended September 30, 2004, 2005 and 2006, respectively. We write-off receivable balances and deduct those balances from the allowance for uncollectible accounts when the tuition receivable for out school students are transferred to our internal collections department. Write-offs of uncollectible accounts, net of recoveries, and were $2.6 million, $3.1 million and $5.2 million for the years ended September 30, 2004, 2005 and 2006, respectively. The balance in the allowance for uncollectible accounts was $2.3 million and $2.0 million at September 30, 2003 and 2004, respectively.

6.	Property and Equipment

Property and equipment, net consist of the following:

	September 30,
	2005	2006

Land	$3,832	$3,832
Building	8,847	42,349
Leasehold improvements	17,720	24,405
Training equipment	33,823	46,539
Office and computer equipment	21,306	25,879
Curriculum development	156	508
Internally developed software	3,539	4,720
Vehicles	693	739
Construction in progress	14,575	12,187

	104,491	161,158
Less accumulated depreciation and amortization	(30,074)	(43,860)

	$74,417	$117,298

At September 30, 2005, construction in progress included $11.1 million of building improvements related to the retrofitting of our Norwood, Massachusetts building, which was completed and placed in service during November 2005. At September 30, 2006, construction in progress includes $6.8 million related to construction of our new Sacramento, California campus building and $2.7 million related to construction at our Orlando, Florida campus.

In March 2006, we entered into a build-to-suit facility lease agreement for our automotive campus expansion in Orlando, Florida. Under the agreement, the lessor agreed to provide the facility as well as certain tenant improvements. As we were responsible for certain tenant improvements, we were considered to be the owner of the facility during the construction period. As a result, we recorded the facility and related construction obligation on our balance sheet during the construction period. The facility was completed in September 2006 at which time we determined that we met the criteria for sale/leaseback accounting treatment. In September 2006, we eliminated the facility and related construction obligation from our balance sheet and now account for the agreement as an operating lease.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2005	2006

Accounts payable	$9,765	$6,257
Accrued compensation and benefits	21,073	22,582
Other accrued expenses	8,286	13,194

	$39,124	$42,033

8.	Revolving Credit Facility

On October 26, 2004, we entered into a new credit agreement with a bank for a revolving line of credit in the amount of $30.0 million and a standby letter of credit facility in the amount of $20.0 million. On July 5, 2006, we entered into a modification agreement which eliminated the standby letter of credit facility and changed the minimum quarterly current ratio financial covenant. At the time of the modification, there was $0 outstanding on the standby letter of credit facility. The new credit agreement is effective through October 25, 2007.

The revolving line of credit is guaranteed by UTI Holdings, Inc. and each of its wholly owned subsidiaries. Letters of credit issued bear fees of 0.625% per annum. The credit agreement requires interest to be paid quarterly in arrears based upon the lender’s interest rate less 0.50% per annum or LIBOR plus 0.625% per annum, at our option. Additionally, the revolving line of credit requires an unused commitment fee payable quarterly in arrears equal to 0.125% per annum. The terms of the revolving line of credit were not changed in the modification agreement.

Prior to the modification, we had the option to issue letters of credit under either the revolving line of credit thereby reducing our borrowing availability or under the standby letter of credit facility. The standby letter of credit facility was collateralized by an investment collateral account equal to the advance rate, as defined, and dependent upon the underlying collateral investment. Issued letters of credit incurred fees of 0.375% per annum under the standby letter of credit facility. Interest on issued letters of credit was payable quarterly in advance. Effective November 1, 2004, we issued a letter of credit in favor of ED in the amount of $14.4 million which was collateralized by a $16.2 million investment held in marketable securities. In October 2005, we were notified by ED that we were no longer required to post a letter of credit as a result of their review of our fiscal 2004 financial statements. Upon the release of our issued and outstanding letter of credit, our restricted investments became available for general corporate purposes.

The credit agreement contains certain restrictive covenants, including but not limited to maintenance of certain financial ratios and restrictions on indebtedness, contingent obligations and investments. The modification agreement revised the minimum quarterly current ratio to 0.50 to 1.00 through June 30, 2007 and 0.60 to 1.00 on September 30, 2007 and thereafter. Prior to the modification, the minimum quarterly current ratio financial covenant was 0.60 to 1.00 at September 30, 2006 and thereafter. In addition, the credit agreement requires that we maintain our accreditation and eligibility for receiving Title IV Program funds.

At September 30, 2006, we had $30.0 million available to borrow, there were no borrowings under our credit facility and we were in compliance with all covenants.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

9.	Long-Term Debt

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

In addition, as a result of the early payment of term debt, we recognized a charge of approximately $0.7 million related to the write-off of unamortized deferred financing fees during our year ended September 30, 2004. As discussed in Note 8, our old Credit Agreement was terminated effective September 30, 2004, at which time we recognized an additional charge of approximately $0.4 million related to the write-off of remaining unamortized deferred financing and administrative fees.

10.	Income Taxes

The components of income tax expense are as follows:

	Years Ended September 30,
	2004	2005	2006

Current expense	$15,343	$21,909	$17,706
Deferred expense (benefit)	3,299	(1,700)	(2,388)
Charge in lieu of taxes attributable to equity compensation	495	1,211	1,006

Total provision for income taxes	$19,137	$21,420	$16,324

The income tax provision differs from the tax that would result from application of the statutory federal tax rate. The reasons for the differences are as follows:

	Years Ended September 30,
	2004	2005	2006

Income tax expense at statutory rate	$16,785	$20,034	$15,299
State income taxes, net of federal tax benefit	1,600	1,183	1,390
Nondeductible secondary offering expenses	226	—	—
Provision (release) of tax reserve	259	9	(465)
Other, net	267	194	100

Total income tax expense	$19,137	$21,420	$16,324

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The components of the deferred tax assets (liabilities) are recorded in the accompanying Consolidated Balance Sheets as follows:

	September 30,
	2005	2006

Gross deferred tax assets:
Compensation not yet deductible for tax	$3,029	$5,259
Receivable reserves	1,203	1,022
Expenses and accruals not yet deductible	3,955	4,107
Deferred revenue	580	881
Net operating loss and net capital loss carryovers	16,541	614
State tax credit carryforwards	764	927
Valuation allowance	(16,038)	—

Total gross deferred tax assets	10,034	12,810

Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(3,884)	(4,482)
Depreciation and amortization of property and equipment	(5,443)	(5,042)
Prepaid expenses deductible for tax	(1,276)	(1,467)

Total gross deferred tax liabilities	(10,603)	(10,991)

Net deferred tax (liability) asset	$(569)	$1,819

We had a valuation allowance of $16.4 million, $16.1 million, $16.0 million and $0 million at September 30, 2003, 2004, 2005 and 2006, respectively, which was primarily related to a deferred tax asset arising from a capital loss carryforward that expired in 2006. The valuation allowance decreased during the year ended September 30, 2005 by an amount less than $0.1 million due to the use of a portion of the deferred tax asset as a result of a capital gain recognized. The valuation allowance decreased during the year ended September 30, 2004 by approximately $0.3 million due to a reduction in our statutory tax rate.

11.	Commitments and Contingencies

Operating Leases

We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight line basis. Two of our campus properties are leased from a related party. Future minimum

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

rental commitments at September 30, 2006 for all non-cancelable operating leases for each of the years ending September 30 are as follows:

Years ending September 30,
2007	$19,635
2008	19,000
2009	18,354
2010	17,825
2011	16,848
Thereafter	142,947

$234,609

Rent expense for operating leases was approximately $14.3 million, $18.1 million and $20.3 million for the years ended September 30, 2004, 2005 and 2006, respectively. Included in rent expense is rent paid to related parties which was approximately $1.9 million, $1.8 million and $2.0 million for the years ended September 30, 2004, 2005 and 2006, respectively.

Licensing Agreement

In 1997, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses and delivery of services on our campuses. The agreement was amended in May 2004. Under the terms of the amended license agreement, we are committed to pay royalties based upon a flat per student fee for students who elect and attend the licensed program. Minimum payments are required as follows: $0.3 million for calendar years 2004 and 2005; $0.4 million for calendar year 2006; and $0.5 million for calendar year 2007. A license fee is also payable based upon a percentage of net sales related to the sale of any product which bears the licensed trademark. The royalty and license expense related to this agreement was recorded in educational services and facilities expenses. In addition, we are required to pay a minimum marketing and advertising fee for which in return we receive the right to utilize certain advertising space in the licensor’s published periodicals. The required marketing and advertising fee is: $0.4 million for calendar year 2004, $0.6 million for calendar years 2005 and 2006 and $0.7 million for fiscal year 2007. The agreement expires December 31, 2007. The marketing and advertising fee was recorded in selling, general and administrative expenses.

In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. Under the terms of the agreement, we are required to pay a flat per student fee for each three week phase a student completes of the total three phases offered in connection with this license agreement. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than six months notification of intent to terminate. In addition, the agreement may be terminated by the licensor after notification to us of a contractual breach if such breach remains uncured for more than 30 days. The expense related to this agreement was recorded in educational services and facilities expenses.

In 1999, we entered into a licensing agreement that gives us the right to use certain trademarks, trade name, trade dress and other intellectual property in connection with the development and operation of our campuses and courses. We are committed to pay royalties based upon net revenue, as defined in the agreement, commencing in calendar year 2001 and ending upon the expiration of the agreement in calendar year 2007. The agreement requires minimum royalty payments of $0.5 million each year. The expense related to this agreement was $2.1 million, $2.3 million and $2.2 million in the years ended September 30, 2004, 2005 and 2006, respectively, and was recorded in education services and facilities expenses.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

In August 2005, we reached a settlement regarding claims from a third party that certain of our former employees had allegedly used the intellectual property assets of the third party in the development of our e-learning training products. Under the settlement agreement, we have agreed, over a two-year period, to purchase $3.6 million of courseware licenses that will expire no later than December 2010. At September 30, 2006, we have prepaid $2.1 million and used $0.5 million of courseware licenses. We record the expense for the purchased licenses on a straight-line basis over the period in which the registered user is expected to use the license. Expense related to this agreement was $0.0 million and $0.2 million for the years ended September 30, 2005 and 2006, respectively.

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

Students are each provided a tool kit near graduation. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool kits are provided. Accordingly, at September 30, 2005 and 2006, we have recorded an accrued tool sets liability of $3.4 million and $4.0 million, respectively. Additionally, at September 30, 2005 and 2006, our liability to Snap-on Tools for vouchers redeemed by students was $0.9 million and $1.6 million, respectively, and was recorded in accounts payable and accrued expenses.

As we have opened new campuses, Snap-on Tools has historically advanced us credits for the purchase of their tools or equipment that support our new campus growth. At September 30, 2005 and 2006, our net Snap-on Tools liability resulting from using credits in excess of credits earned was $1.2 million and $1.1 million, respectively.

Alternative Student Loan Program

Effective July 2005, we extended the terms of our previous agreement with a third party lender to provide an alternative loan option to our students who do not qualify for other available student loan options we provide. The agreement expires in June 2009. Additional available funding will be reassessed on each anniversary date.

Through September 5, 2006, under the terms of the agreement, we were required to provide a guarantee of 25% of the loans issued under this program. We were required to pay the guarantee amount to the lender twice monthly based upon loan proceeds received. The funding of our guarantee for loans issued under this program along with interest accrued in the reserve account may be used for the full and prompt payment of 100% of outstanding principal, accrued interest and other charges and fees for loans that default, as defined in the agreement.

Effective September 6, 2006, we entered into a new funding agreement with the third party lender which was amended November 3, 2006 and requires us to pay a 20% discount on the loans issued under this program. We are required to pay the discount amount to the lender twice monthly based upon proceeds received. In the event a refund is provided to the borrower, the third party lender will reduce the next semi-monthly payment by 20% of the loans refunded under this program. This funding agreement expires on June 30, 2007. Under the terms of the funding agreement, we have a funding limit of $10.0 million through June 30, 2007.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

We follow the accounting and disclosure guidance provided by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others” (FIN 45) and SAB 104, “Revenue Recognition in Financial Statements”. Accordingly, for the guarantee required under the agreement, we have recognized a liability for our full guarantee and discount based upon the present value of expected cash flows under this agreement. We have recognized a liability and a corresponding receivable of $0.6 million and $0.3 million for the years ended September 30, 2005 and 2006, respectively. The liability is recognized as a reduction of tuition revenue over the matriculation of the student through their program.

Executive Employment Agreements

We have entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $1.7 million at September 30, 2006.

Change in Control Agreements

We have entered into severance agreements with key executives that provide for the continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in corporate structure that results in a change in control. Under the terms of the severance agreements, these employees are entitled to twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive their unearned portion of the target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The agreements expire in 2007, with an automatic one year renewal if notice of intent to terminate is not provided by us 90 days prior to expiration. The future employment contract commitments for such employees were approximately $0.9 million at September 30, 2006.

Deferred Compensation Plan

We have deferred compensation agreements with five of our employees, providing for the payment of deferred compensation to each employee in the event that the employee is no longer employed by us. Under each agreement, the employee shall receive an amount equal to the compensation the employee would have earned if the employee had repeated the employment performance of the prior twelve months. We will pay the deferred compensation in a lump sum or over the period in which the employee would typically have earned the compensation had the employee been actively employed, at our option. Our commitment under the deferred compensation agreements was approximately $1.3 million at September 30, 2006.

Surety Bonds

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At September 30, 2006, we have posted surety bonds in the total amount of approximately $14.5 million.

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
(In thousands, except per share amounts)

not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.

12.	Common Shareholders’ Equity

Common Stock

Holders of our common stock are entitled to receive dividends when and as declared by the board of directors and have the right to one vote per share on all matters requiring shareholder approval.

On December 17, 2003, we sold approximately 3.3 million shares of our common stock in an initial public offering. On December 22, 2003, we consummated an exchange offer pursuant to which we offered to exchange the outstanding shares of our series A, series B and series C preferred stock for shares of our common stock at an exchange price equal to our initial public offering price. An aggregate total of approximately 6,500 shares of series A, series B and series C preferred stock were presented for exchange, representing a face value of approximately $6.5 million, and we issued an aggregate of approximately 0.3 million shares of our common stock. In addition, our series D preferred stock automatically converted to common stock upon the consummation of our initial public offering. Accordingly, approximately 2,357 shares of series D preferred stock representing a face value of $45.5 million were converted into approximately 10.3 million shares of common stock.

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

Stock Repurchase Program

On February 28, 2006, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in open market or privately negotiated transactions. The timing and actual number of shares purchased depended on a variety of factors such as price, corporate and regulatory requirements and other prevailing market conditions. At September 30, 2006, we have repurchased approximately 1.4 million shares at a total cost of approximately $30.0 million.

Management Stock Option Plans

We have two stock option plans, which we refer to as the Management 2002 Stock Option Program (2002 Plan) and the 2003 Stock Incentive Plan (2003 Plan).

The 2002 Plan was approved by our Board of Directors on April 1, 2002 and provided for the issuance of options to purchase 0.7 million shares of our common stock. On February 25, 2003, our Board of Directors authorized an additional 0.1 million options to purchase our common stock under the 2002 Plan.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The 2003 Plan was approved by our Board of Directors and adopted effective December 22, 2003 upon consummation of our initial public offering. The 2003 Plan authorizes the issuance of various common stock awards, including stock options and restricted stock, for approximately 4.4 million shares of our common stock. We issue our stock awards at the fair market value of our common stock which is determined based upon the closing price of our stock on the New York Stock Exchange as of the grant date. Under the 2003 Plan, common stock awards generally vest ratably over a four year period. The expiration date of stock options granted under the 2003 Plan is the earlier of the ten-year anniversary of the grant date; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; ninety days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance; or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance. The restrictions associated with our restricted stock awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination. At September 30, 2006, 4.3 million shares of common stock were reserved for issuance under the 2003 Plan, of which 2.0 million shares are available for future grant.

We adopted SFAS No. 123(R) on October 1, 2005. SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The estimated value of the portion of the award that is ultimately expected to vest is recognized as expense over the period during which an employee is required to provide service in exchange for the award.

Our determination of estimated fair value of each stock option grant, estimated on the date of grant using the Black-Scholes option-pricing model, is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, the expected lives of the awards and actual and projected employee stock exercise behaviors. We evaluate our assumptions at the date of each grant.

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

In determining our expected term, we reviewed our historical share option exercise experience and determined it does not provide a reasonable basis upon which to estimate an expected term due to our limited historical award and exercise experience. As allowed by SAB 107 “Share-Based Payment”, for the year ended September 30, 2006, we applied the simplified method for calculating expected term. The simplified method is the weighted mid-point between vesting date and the expiration date of the stock option agreement. The stock options granted during the year ended September 30, 2006 have a graded vesting of 25% each year for four years and a 10 year life.

The risk-free interest rate of our awards are determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The following table summarizes stock option activity under the 2002 and 2003 Plans for the years ended September 30, 2004, 2005 and 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value

Outstanding at September 30, 2003	759	$4.97
Granted	1,551	$20.97
Exercised	(47)	$10.38
Expired or forfeited	(140)	$14.06

Outstanding at September 30, 2004	2,123	$15.93	8.72	$35,660
Granted	570	$38.06
Exercised	(147)	$13.42
Expired or forfeited	(118)	$17.34

Outstanding at September 30, 2005	2,428	$20.98	8.11	$34,159
Granted	542	$23.25
Exercised	(149)	$14.04
Expired or forfeited	(127)	$29.08

Outstanding at September 30, 2006	2,694	$21.44	7.62	$20,915

Stock options exercisable at September 30, 2004	321	$4.94	7.60	$8,884
Stock options exercisable at September 30, 2005	762	$11.98	7.32	$16,833
Stock options exercisable at September 30, 2006	1,194	$15.72	6.63	$15,037
Stock options expected to vest at September 30, 2006	1,383	$26.05	8.42	$5,879

The total fair value of options which vested during the years ended September 30, 2004, 2005 and 2006 was $0.5 million, $3.4 million and $4.4 million, respectively. The total intrinsic value of stock options exercised during the years ended September 30, 2004, 2005 and 2006 was $1.0 million, $3.4 million and $2.8 million, respectively. The weighted-average grant-date per share fair value of options granted during the years ended September 30, 2004, 2005 and 2006 was $7.22, $13.98, and $11.42, respectively.

The following table summarizes values for stock options exercised:

	September 30,
	2004	2005	2006

Cash received	$487	$1,966	$2,099
Tax benefits	$450	$1,318	$1,085

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The following table summarizes restricted stock activity under the 2003 Plan for the year ended September 30, 2006.

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share

Nonvested restricted stock at September 30, 2005	—	$—
Awarded	120	$23.17
Expired	(1)	$23.25

Nonvested restricted stock at September 30, 2006	119	$23.17

For the year ended September 30, 2006, our consolidated financial statements reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, which results in recognition of compensation expense for all stock awards that vest or become exercisable after the effective date of adoption, our consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS No. 123(R).

The following table summarizes the operating expense line and the impact on net income in the consolidated statements of income in which the stock-based compensation expense under SFAS No. 123(R) has been recorded:

Year Ended
September 30, 2006

Education services and facilities	$545
Selling, general and administrative	4,211

Total stock-based compensation expense	$4,756

Income tax benefit at marginal tax rate of 39.0%	$1,855

As of September 30, 2006, unrecognized stock compensation expense related to unvested common stock awards was $14.5 million, which is expected to be recognized over a weighted average period of 2.4 years.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application transition method may make a one-time election to adopt the transition method described in this FSP. We have elected to calculate the additional paid-in-capital pool as prescribed in SFAS No. 123(R) effective with our adoption of SFAS No. 123(R). We have adopted the policy to include awards measured using both the minimum-value and the fair-value methods in our calculation of the FAS 123(R) pool of windfall tax benefits.

Employee Stock Purchase Plan

We have an employee stock purchase plan that allows eligible employees of the company to purchase our common stock up to an aggregate of 300,000 shares at semi-annual intervals through periodic payroll deductions. The number of shares of common stock issued under this plan was 47,064 shares and 39,319 shares in the years ended September 30, 2005 and 2006, respectively. Our plan provides for a market price discount of 5% and application of the market price discount to the closing stock price at the end of each offering period.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

13.	Preferred Stock

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

The following table presents a comparison of net income as if SFAS 150 had been adopted at the beginning of the earliest period presented:

	Years Ended September 30,
	2004	2005	2006

Reported net income	$28,820	$35,819	$27,386
Less preferred stock dividend for Series D preferred stock	776	—	—

Net income available for common shareholders	$28,044	$35,819	$27,386

At September 30, 2004, 2005 and 2006 there was no preferred stock issued and outstanding.

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

14.	Defined Contribution Employee Benefit Plan

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made contributions totaling approximately $0.9 million, $1.2 million, and $1.4 million for the years ended September 30, 2004, 2005 and 2006, respectively.

15.	Segment Information

We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way that public business enterprises report certain information about

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

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

Summary information by reportable segment is as follows as of and for the years ended September 30:

	2004
	Post-
	Secondary
	Education	Other	Total

Net revenues	$240,291	$14,858	$255,149
Operating income	$50,412	$(290)	$50,122
Depreciation and amortization	$8,415	$397	$8,812
Goodwill	$20,579	$—	$20,579
Assets	$133,148	$3,168	$136,316

	2005
	Post-
	Secondary
	Education	Other	Total

Net revenues	$294,497	$16,303	$310,800
Operating income (loss)	$54,558	$1,220	$55,778
Depreciation and amortization	$9,344	$433	$9,777
Goodwill	$20,579	$—	$20,579
Assets	$197,080	$3,528	$200,608

	2006
	Post-
	Secondary
	Education	Other	Total

Net revenues	$331,759	$15,307	$347,066
Operating income	$41,227	$(487)	$40,740
Depreciation and amortization	$13,808	$397	$14,205
Goodwill	$20,579	$—	$20,579
Assets	$208,859	$3,302	$212,161

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

16.	Quarterly Financial Summary (Unaudited)

	First	Second	Third	Fourth	Fiscal
Year Ended September 30, 2004	Quarter	Quarter	Quarter	Quarter	Year

Net revenue	$59,043	$63,684	$62,947	$69,475	$255,149
Income from operations	$14,015	$13,494	$10,865	$11,748	$50,122
Net income available to common shareholders	$6,677	$8,056	$6,636	$6,675	$28,044
Income per share:
Basic	$0.43	$0.29	$0.24	$0.24	$1.14
Diluted	$0.30	$0.28	$0.23	$0.23	$1.04

	First	Second	Third	Fourth	Fiscal
Year Ended September 30, 2005	Quarter	Quarter	Quarter	Quarter	Year

Net revenue	$73,336	$77,482	$76,074	$83,908	$310,800
Income from operations	$15,476	$14,429	$11,450	$14,423	$55,778
Net income available to common shareholders	$9,828	$9,155	$7,605	$9,231	$35,819
Income per share:
Basic	$0.35	$0.33	$0.27	$0.33	$1.28
Diluted	$0.35	$0.32	$0.27	$0.32	$1.26

	First	Second	Third	Fourth	Fiscal
Year Ended September 30, 2006	Quarter	Quarter	Quarter	Quarter	Year

Net revenue	$85,512	$88,686	$84,134	$88,734	$347,066
Income from operations	$16,251	$12,522	$5,711	$6,256	$40,740
Net income available to common shareholders	$10,265	$8,317	$4,498	$4,306	$27,386
Income per share:
Basic	$0.37	$0.30	$0.16	$0.16	$0.99
Diluted	$0.36	$0.29	$0.16	$0.16	$0.97

The summation of quarterly net income per share, and quarterly net income per share assuming dilution, does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis. In addition, securities may have an anti-dilutive effect during individual quarters but not for the full year.

Exhibit Index

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
3.2		Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to a Form 8-K filed by the Registrant on February 23, 2005.)
4.1		Specimen Certificate evidencing shares of common stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
4.2		Registration Rights Agreement, dated December 16, 2003, between Registrant and certain stockholders signatory thereto. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.1		Credit Agreement, dated October 26, 2004, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
10	.1.1	Modification Agreement, dated July 5, 2006, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on July 7, 2006.)
10	.2*	Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.5*	Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.6*	2003 Stock Incentive Plan (as amended December 16, 2005). (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006.)
10	.6.1*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.6.2*	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.7*	Amended and Restated 2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed December 14, 2005.)
10	.8*	Amended and Restated Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Robert D. Hartman, as amended. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.8.1*	Description of terms of continuing relationship between Registrant and Robert D. Hartman. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on October 6, 2005.)
10	.9*	Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and John C. White, as amended. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.10*	Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Kimberly J. McWaters, as amended. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.11*	Employment Agreement, dated November 30, 2003, between Registrant and Jennifer L. Haslip. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.12*	Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

Exhibit
Number	Description

10.13	Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.14	Lease Agreement, dated July 2, 2001, as amended, between John C. and Cynthia L. White, as trustees of the John C. and Cynthia L. White 1989 Family Trust, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.15	Lease Agreement, dated July 2, 2001, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.16	Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 5, 2004, or an amendment thereto (No. 333-114185).)
21.1	Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K dated December 14, 2005.)
23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
24.1	Power of Attorney. (Included on signature page.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*	Indicates a management contract or compensatory plan or arrangement.