Form 10-Q
period 2006-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2007-02-09
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At February 5, 2007, there were 28,191,034 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2006

ii

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	September 30,	December 31,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$41,431	$46,763
Receivables, net	16,702	12,905
Deferred tax assets	4,719	5,837
Prepaid expenses and other current assets	7,417	5,958

Total current assets	70,269	71,463

Property and equipment, net	117,298	119,823
Goodwill	20,579	20,579
Other assets	4,015	3,934

Total assets	$212,161	$215,799

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,033	$33,797
Deferred revenue	49,479	49,960
Income tax payable	—	5,161
Accrued tool sets	4,019	4,005
Other current liabilities	747	670

Total current liabilities	96,278	93,593
Deferred tax liabilities	2,900	2,038
Other liabilities	10,081	10,084

Total liabilities	109,259	105,715

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.0001 par value, 100,000,000 shares authorized, 28,174,995 shares issued and 26,744,050 shares outstanding at September 30, 2006 and 28,175,395 shares issued and 26,744,450 shares outstanding at December 31, 2006	3	3
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Paid-in capital	124,804	126,364
Treasury stock, at cost, 1,430,945 shares at September 30, 2006 and December 31, 2006	(30,029)	(30,029)
Retained earnings	8,124	13,746

Total shareholders’ equity	102,902	110,084

Total liabilities and shareholders’ equity	$212,161	$215,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2005	2006
Net revenues	$85,512	$89,534

Operating expenses:
Educational services and facilities	40,102	44,195
Selling, general and administrative	29,159	34,814

Total operating expenses	69,261	79,009

Income from operations	16,251	10,525

Other expense (income):
Interest income	(762)	(672)
Interest expense	16	11

Total other income	(746)	(661)

Income before income taxes	16,997	11,186
Income tax expense	6,732	4,276

Net income	$10,265	$6,910

Earnings per share:
Net income per share — basic	$0.37	$0.26

Net income per share — diluted	$0.36	$0.26

Weighted average number of common shares outstanding:
Basic	27,984	26,744

Diluted	28,468	27,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at September 30, 2006	28,175	$3	$124,804	1,431	$(30,029)	$8,124	$102,902
Cumulative effect of the adoption of SAB 108, net of $830 for taxes	—	—	—	—	—	(1,288)	(1,288)

Balance at October 1, 2006	28,175	3	124,804	1,431	(30,029)	6,836	101,614
Net income	—	—	—	—	—	6,910	6,910
Issuance of common stock under employee plans	—	—	8	—	—	—	8
Tax charge from employee stock plans	—	—	(8)	—	—	—	(8)
Tax benefit from preferred stock issuance	—	—	—	—	—	—	—
Stock compensation	—	—	1,560	—	—	—	1,560
Treasury stock purchases	—	—	—	—	—	—	—

Balance at December 31, 2006	28,175	$3	$126,364	1,431	$(30,029)	$13,746	$110,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended
	December 31,
	2005	2006
Cash flows from operating activities:
Net income	$10,265	$6,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,239	4,124
Bad debt expense	1,176	683
Stock-based compensation	1,042	1,560
Deferred income taxes	(1,374)	(1,158)
Loss on sale of property and equipment	18	40
Changes in assets and liabilities:
Receivables	1,502	1,346
Prepaid expenses and other current assets	401	1,459
Other assets	144	78
Accounts payable and accrued expenses	(6,511)	(11,615)
Deferred revenue	2,210	481
Income tax payable (receivable)	5,848	6,967
Accrued tool sets and other current liabilities	88	(91)
Other liabilities	(34)	(60)

Net cash provided by operating activities	18,014	10,724

Cash flows from investing activities:
Purchase of property and equipment	(6,800)	(5,408)
Proceeds from sale of property and equipment	—	8
Proceeds received upon maturity of investments	16,260	—

Net cash provided by (used in) investing activities	9,460	(5,400)

Cash flows from financing activities:
Repayment of long-term debt borrowings	(2)	—
Proceeds from issuance of common stock under employee plans	248	8
Excess tax benefit from stock-based compensation	51	—

Net cash provided by financing activities	297	8

Net increase in cash and cash equivalents	27,771	5,332
Cash and cash equivalents, beginning of period	52,045	41,431

Cash and cash equivalents, end of period	$79,816	$46,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED), continued
(In thousands)

	For the Three Months Ended
	December 31,
	2005	2006
Supplemental disclosure of cash flow information:
Taxes paid	$1,988	$13

Interest paid	$5	$10

Training equipment obtained in exchange for services	$630	$194

Accrued capital expenditures	$1,749	$1,208

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
2. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006.
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
3. Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the manner in which uncertainties in income taxes that are recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” should be accounted for by providing recognition and measurement guidance and disclosure provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt FIN 48 effective October 1, 2007 and are currently assessing the impact on our consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
          In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal years ending after November 15, 2006 with early application encouraged. We have adopted the provisions of SAB 108 effective October 1, 2006 with a net charge to retained earnings of $1.3 million for the matter described below. Prior to adopting SAB 108, we used the balance sheet approach for quantifying misstatements.
          During the three months ended December 31, 2006, we evaluated the calculation of the accrual for our field sales representative bonus plan and subsequently determined there was an error in the calculation. More specifically, we determined that not all tuition revenue for students with multiple enrollment sequences was being included in the related calculations resulting in an understatement of compensation expense during the period from June 2002 through September 30, 2006. We determined, as of September 30, 2006, that the cumulative effect of this error totaled $2.1 million on a pretax basis and $1.3 million after tax. We have also determined that this amount accumulated over time and that the financial statements of all prior annual and interim periods were not materially misstated as a result of this error. Not all of our field sales representatives were impacted by this error; however, we plan to make retroactive payments to the impacted sales representatives as soon as possible. The following is a summary of the adjustments made to our consolidated balance sheet as of October 1, 2006 to reflect our adoption of SAB 108:

		SAB 108
	September 30, 2006	Adoption	October 1, 2006
	as Reported	Adjustment	as Adjusted
	(In thousands)
Deferred tax assets	$4,719	$830	$5,549
Total current assets	$70,269	$830	$71,099
Total assets	$212,161	$830	$212,991

Accounts payable and accrued expenses	$42,033	$2,118	$44,151
Total current liabilities	$96,278	$2,118	$98,396
Total liabilities	$109,259	$2,118	$111,377

Retained earnings	$8,124	$(1,288)	$6,836
Total shareholders’ equity	$102,902	$(1,288)	$101,614
          The cumulative effect of this error on our consolidated retained earnings totaled $0.5 million, $0.9 million and $1.3 million as of September 30, 2004, 2005 and 2006, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
4. Weighted Average Number of Common Shares Outstanding
          Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months ended December 31, 2005 and 2006, 592,421 and 1,047,386 shares, respectively, which could be issued under outstanding options, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.
          The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended
	December 31,
	2005	2006
Basic common shares outstanding	27,984	26,744
Dilutive effect of:
Options and shares related to employee stock plans	484	348

Diluted common shares outstanding	28,468	27,092

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
5. Property and Equipment
Property and equipment, net consist of the following:

	September 30,	December 31,
	2006	2006
Land	$3,832	$3,832
Building and building improvements	42,349	43,566
Leasehold improvements	24,405	27,253
Training equipment	46,539	48,660
Office and computer equipment	25,879	25,587
Curriculum development	508	508
Internally developed software	4,720	4,775
Vehicles	739	788
Construction in progress	12,187	11,079

	161,158	166,048
Less accumulated depreciation and amortization	(43,860)	(46,225)

	$117,298	$119,823

          At September 30, 2006, construction in progress includes $6.8 million related to construction of our new Sacramento, California campus building and $2.7 million related to construction at our Orlando, Florida campus.
          At December 31, 2006, construction in progress includes $8.7 million related to construction of our new Sacramento, California campus building. We anticipate completing the construction during the third quarter of 2007.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2006	2006
Accounts payable	$6,257	$5,377
Accrued compensation and benefits	22,582	19,439
Other accrued expenses	13,194	8,981

	$42,033	$33,797

7. Commitments and Contingencies
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

	Three Months Ended			Three Months Ended
	December 31, 2005			December 31, 2006
	Post- Secondary			Post- Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$81,646	$3,866	$85,512	$85,527	$4,007	$89,534
Operating income (loss)	$16,068	$183	$16,251	$10,885	$(360)	$10,525
Depreciation and amortization	$3,136	$103	$3,239	$4,026	$98	$4,124
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$212,625	$3,109	$215,734	$212,412	$3,387	$215,799

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Cautionary Factors That May Affect Future Results.”
Critical Accounting Policies and Estimates
          Our critical accounting policies are disclosed in our 2006 Annual Report on Form 10-K. During the three months ended December 31, 2006, there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
          For information regarding recent accounting pronouncements, see Note 3 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.
Overview
          Our net revenues for the first quarter were $89.5 million, an increase of 4.7% from the prior year and our net income for the first quarter was $6.9 million, a decrease of 32.7% from the prior year. Our decrease in net income is due to lower capacity utilization in conjunction with higher compensation and related costs, sales and marketing costs, depreciation and occupancy costs, partially offset by lower bad debt expense.
          We increased available seating capacity by approximately 14% since September 30, 2005. We opened the first building of our permanent location in Sacramento, California in June 2006 with seating capacity of 1,800 students, which includes 400 seats in our temporary facility, and expanded our capacity at our Orlando, Florida location by 790 seats.
          Recruitment efforts and student starts lag the prior year due to a variety of factors. Average undergraduate full-time student enrollment decreased 0.9% to 17,265 for the three months ended December 31, 2006, as compared to 17,427 for the three months ended December 31, 2005. A strong labor market across the country coupled with affordability concerns associated with climbing interest rates and increased gas and housing prices have made it more challenging and expensive to recruit and start students. Poor service levels with our previous providers created the need to transition to a new advertising agency and call center which was completed during the second quarter of 2006. These factors contributed to a disruption in lead flow. Since the third quarter of 2006, our lead flow has improved and we believe the improvement is associated with the completion of the transition of our advertising agency and call center vendor relationships as well as the development of new creative advertisements and promotional materials and additional spending in advertising. However, we have not fully realized the conversion of our leads into student applicants. As a result, we are focused on evaluating our lead and conversion trends to re-deploy our spending to areas that have proven successful and eliminate spending in areas that have not been productive.

          Historically, we have been able to overcome such external forces by modifying educational programs, utilizing different pricing strategies and investing in sales and marketing. In response to both the external environment and internal operational issues, we have implemented a plan that focuses on stabilizing and improving key operating efforts. We are uncertain when we will fully realize the benefits of these efforts.
          As described in Note 3 to the interim condensed consolidated financial statements, we adopted Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year financial Statements” effective October 1, 2006. During the three months ended December 31, 2006, we evaluated the calculation of the accrual for our field sales representative bonus plan and subsequently determined there was an error in the calculation. More specifically, we determined that not all tuition revenue for students with multiple enrollment sequences was being included in the related calculations resulting in an understatement of compensation expense during the period from June 2002 through September 30, 2006. We determined, as of September 30, 2006, that the cumulative effect of this error totaled $2.1 million on a pretax basis and $1.3 million after tax. We have also determined that this amount accumulated over time and that the financial statements of all prior annual and interim periods were not materially misstated as a result of this error. Not all of our field sales representatives were impacted by this error; however, we plan to make retroactive payments to the impacted sales representatives as soon as possible. The following is a summary of the adjustments made to our consolidated balance sheet as of October 1, 2006 to reflect our adoption of SAB 108:

		SAB 108
	September 30, 2006	Adoption	October 1, 2006
	as Reported	Adjustment	as Adjusted
	(In thousands)
Deferred tax assets	$4,719	$830	$5,549
Total current assets	$70,269	$830	$71,099
Total assets	$212,161	$830	$212,991

Accounts payable and accrued expenses	$42,033	$2,118	$44,151
Total current liabilities	$96,278	$2,118	$98,396
Total liabilities	$109,259	$2,118	$111,377

Retained earnings	$8,124	$(1,288)	$6,836
Total shareholders’ equity	$102,902	$(1,288)	$101,614
          The cumulative effect of this error on our consolidated retained earnings totaled $0.5 million, $0.9 million and $1.3 million as of September 30, 2004, 2005 and 2006, respectively.

Results of Operations
          The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended
	December 31,
	2005	2006
Net Revenues	100.0%	100.0%

Operating expenses:
Educational services and facilities	46.9%	49.3%
Selling, general and administrative	34.1%	38.9%

Total operating expenses	81.0%	88.2%

Income from operations	19.0%	11.8%

Interest income	-0.9%	-0.7%

Total other income	-0.9%	-0.7%

Income before income taxes	19.9%	12.5%
Income tax expense	7.9%	4.8%

Net income	12.0%	7.7%

          The following table sets forth our average capacity utilization during each of the periods indicated and the number of seats available at the end of each of the periods indicated.

	Three Months Ended
	December 31,
	2005	2006
Average capacity utilization	76.0%	68.8%
Seating available	22,925	25,110

          The following table sets forth data for our new campuses in each of the periods indicated. We begin to incur a majority of new campus costs in the nine month period prior to the new campus opening. Our new campuses typically become profitable within the first 12 months of operations and are no longer considered to be a new campus after one full fiscal year of operation.

	Three Months Ended
	December 31,
	2005(1)	2006(2)
	(In thousands)
Net revenues	3,034	3,261

Operating expenses:
Educational services and facilities	2,944	2,635
Selling general and administrative	2,355	2,092

Total operating expenses	5,299	4,727

Income from operations	(2,265)	(1,466)

New campus costs as a percentage of total net revenue:

Net revenues	3.5%	3.6%

Operating expenses:
Educational services and facilities	3.4%	2.9%
Selling general and administrative	2.7%	2.3%

Total operating expenses	6.1%	5.2%

Income from operations	-2.6%	-1.6%

Average capacity utilization	24.8%	34.6%

Seating available	2,320	1,800

(1)	Includes net revenue and operating expenses for our Norwood, Massachusetts campus which opened in June 2005 and our Sacramento, California campus which opened in October 2005.

(2)	Includes net revenue and operating expenses for our Sacramento, California campus.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
          Net revenues. Our net revenues for the three months ended December 31, 2006 were $89.5 million, representing an increase of $4.0 million, or 4.7%, as compared to net revenues of $85.5 million for the three months ended December 31, 2005. Net revenues, excluding revenues associated with new campuses, for the three months ended December 31, 2006 were $86.3 million, representing an increase of $3.8 million, or 4.6%, as compared to $82.5 million for the three months ended December 31, 2005.
          The increase in net revenues, excluding revenues associated with new campuses, of $3.8 million is attributable, in part, to the Norwood, Massachusetts campus, which had revenues of $5.3 million and was no longer considered to be a new campus beginning in the three months ended December 31, 2006. The resulting $1.5 million decrease in net revenues was primarily due to a 7.1% decrease in the average undergraduate full-time student enrollment, excluding average undergraduate full-time student enrollment associated with new campuses, during the three months ended December 31, 2006. The decrease was partially offset by tuition increases of between 3% and 5%, depending on the program, an increase in the number of students taking two courses at a time and our change in policy reducing the number of free course retakes from two to one. The increase in the number of students taking two courses and the change in our policy resulted in additional revenue of $1.1 million and $0.6 million, respectively, during the three months ended December 31, 2006.
          Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2006 were $44.2 million, an increase of $4.1 million, as compared to educational services and facilities expenses of $40.1 million for the three months ended December 31, 2005. Educational services and facilities expenses, excluding costs associated with new campuses, for the three months ended December 31, 2006 were $41.6 million, representing an increase of $4.4 million, or 11.8%, as compared to $37.2 million for the three months ended December 31, 2005.
          The increase in costs, excluding expenses related to new campuses, of $4.4 million is primarily associated with increased compensation and related costs of $1.8 million, depreciation expense of $0.9 million, occupancy costs of $0.8 million and training supplies of $0.4 million. The increase in costs is partially attributable to educational services and facilities expenses of $2.9 million related to our Norwood, Massachusetts campus, which was no longer considered to be a new campus beginning in the three months ended December 31, 2006. The $2.9 million in costs included $1.7 million in compensation and related costs and $0.4 million in depreciation expense. The remaining increases in depreciation expense, occupancy costs and training supplies are primarily associated with program expansions at other campuses.
          Educational services and facilities expenses as a percentage of net revenues increased to 49.3% for the three months ended December 31, 2006, as compared to 46.9% for the three months ended December 31, 2005. Educational services and facilities expenses as a percentage of net revenues, excluding activity for new campuses, was 48.2% for the three months ended December 31, 2006, as compared to 45.1% for the three months ended December 31, 2005. In addition to increased costs associated with new campuses, educational services and facilities expenses as a percentage of net revenues, excluding new campus activity, was negatively impacted by 1.0% associated with increased compensation, 0.9% related to depreciation expense, 0.6% related to increased occupancy costs and 0.4% related to increased training supplies. The increase in educational services and facilities expense as a percentage of revenue is primarily attributable to decreased capacity utilization at mature campuses.
          Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2006 were $34.8 million, an increase of $5.7 million, or 19.4%, as compared to selling, general and administrative expenses of $29.2 million for the three months ended December 31, 2005. Selling, general and administrative expenses, excluding costs associated with new campuses, for the three months ended December 31, 2006 were $32.7 million, representing an increase of $5.9 million, or 22.1%, as compared to $26.8 million for the three months ended December 31, 2005.
          The increase in selling, general and administrative costs, excluding costs associated with new campuses, of $5.9 million is primarily associated with increased advertising costs of $2.8 million, compensation and related costs of $2.0 million, of which $0.5 million was related to increased stock-based compensation, professional services of $0.4 million primarily attributable to a lower legal recovery during the three months ended December 31, 2006, employee training and recruiting costs of $0.3 million and $0.3 million related to contract services partially offset by a decrease in bad debt expense of $0.4 million. The increase in costs is partially attributable to selling, general and administrative expenses of $1.8 million, including $1.1 million in compensation and related costs and $0.4 million in advertising costs, related to our Norwood, Massachusetts campus, which was no longer considered to be a new campus beginning in the three months ended December 31, 2006. The remaining increase in compensation and related costs of $0.9 million is primarily due to increased personnel associated with sales and marketing activities.
          Selling, general and administrative expenses as a percentage of net revenues increased to 38.9% for the three months ended December 31, 2006, as compared to 34.1% for the three months ended December 31, 2005. Selling, general and administrative costs as a percentage of net revenues, excluding activity for new campuses, was 37.9% for the three months ended December 31, 2006, as compared to 32.5% for the three months ended December 31, 2005. The increase in costs as a percentage of revenue, excluding new campus expenses, was impacted by an increase of 3.1% attributable to additional spending on advertising, 1.5% associated with increased compensation of which 0.5% was attributable to increased stock based compensation expense, 0.4% associated with increased professional services, 0.4% attributable to employee training and recruiting costs and 0.4% associated with contract services partially offset by 0.6% related to improved bad debt expense.
          Interest income. Our interest income for the three months ended December 31, 2006 was $0.7 million, representing a decrease of $0.1 million compared to interest income of $0.8 million for the three months ended December 31, 2005. The decrease in interest income is primarily attributable to the decrease in cash available for investment due to our use of cash during the year ended September 30, 2006 to invest in our campus properties and to repurchase of shares of our common stock.
          Income taxes. Our provision for income taxes for the three months ended December 31, 2006 was $4.3 million, or 38.2% of pretax income, as compared to $6.7 million, or 39.6% of pretax income for the three months ended December 31, 2005. The decrease in the tax rate as a percentage of pretax income is primarily attributable to an overall lower state statutory rate and a larger state tax credit.
Liquidity and Capital Resources
          We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $10.7 million for the three months ended December 31, 2006, as compared to $18.0 million for the three months ended December 31, 2005.
          A majority of our revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. As previously disclosed, five of our campuses and certain types of grants and other funding are not subject to a 30 day delay in receiving the first disbursement. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

     Operating Activities
          For the three months ended December 31, 2006, our cash flows provided by operating activities were $10.7 million resulting from net income of $6.9 million, adjustments of $5.2 million for non-cash and other items, partially offset by $1.4 million related to the change in our operating assets and liabilities.
          For the three months ended December 31, 2006, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $4.1 million, substantially all of which was depreciation, stock-based compensation of $1.6 million and bad debt expense of $0.7 million, partially offset by a reduction in deferred income taxes of $1.2 million.
          For the three months ended December 31, 2005, our cash flows provided by operating activities were $18.0 million resulting from net income of $10.3 million, adjustments of $4.1 million for non-cash and other items and $3.6 million related to the change in our operating assets and liabilities.
          For the three months ended December 31, 2005, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $3.2 million, substantially all of which was depreciation, bad debt expense of $1.2 million and stock-based compensation of $1.0 million, partially offset by a reduction in deferred income taxes of $1.4 million.
     Changes in operating assets and liabilities
          For the three months ended December 31, 2006, changes in our operating assets and liabilities resulted in cash outflows of $1.4 million. A combination of operating efficiencies, a lower number of student starts during the three months ended December 31, 2006, as compared to the three months ended December 31, 2005, and our ability to request the first disbursement of Title IV funding without a 30 day delay at five campuses resulted in a decrease in receivables of $1.3 million and an increase in deferred revenue of $0.5 million resulting in positive cash flow of $1.8 million. The timing of our accounts payable cycle resulted in a $1.5 million decrease in prepaid and other current assets primarily attributable to $1.2 million in rent payments and a decrease in accounts payable and accrued expenses primarily attributable to $3.9 million in capital expenditures. The timing of our payroll cycle resulted in a decrease in accounts payable and accrued expenses primarily attributable to $2.9 million in accrued payroll expenses and $4.2 million in bonus payments related to the year ended September 30, 2006. The change in income taxes from a receivable to a payable position was primarily related to accrual of our estimated taxes of $5.4 million and receipt of a federal tax refund of $1.6 million. These changes in our operating assets and liabilities resulted in a decrease in our working capital deficit to $22.1 million at December 31, 2006, as compared to $26.0 million at September 30, 2006.
          For the three months ended December 31, 2005, the $3.6 million related to the change in our operating assets and liabilities was primarily due to changes in receivables and deferred revenue, income taxes and accounts payable and accrued expenses. The timing of tuition funding resulted in a decrease in accounts receivable of $1.5 million and an increase in deferred revenue of $2.2 million resulting in a combined positive cash flow of $3.7 million. The increase in income tax payable of $5.8 million was primarily attributable to overall higher state tax rates and a reduction of state tax incentives. The increase in cash used in accounts payable and accrued expenses was primarily attributable to a reduction in accrued salary and benefits as a result of the payment of performance bonuses attributable to the year ended September 30, 2005.
          Our days sales outstanding (DSO) in accounts receivable was approximately 15 days at December 31, 2006 compared to approximately 21 days at December 31, 2005. The improvement was primarily attributable to operating efficiencies, the lower number of student starts during the three months ended December 31, 2006, as compared to the three months ended December 31, 2005 and the ability to request the first disbursement of Title IV funding without a 30 day delay at five of our campuses.
     Investing Activities
          For the three months ended December 31, 2006, cash flows used in investing activities were $5.4 million and were primarily related to the capital expenditures associated with new campus construction and existing campus expansions.
          For the three months ended December 31, 2005, cash flows provided by investing activities were $9.5 million and were primarily related to proceeds of $16.2 million from the release of our restricted investments that provided cash collateral for our letter of credit issued in favor of ED, partially offset by $6.8 million in capital expenditures primarily associated with new campus construction and existing campus expansions.
     Financing Activities
          For the three months ended December 31, 2005 and 2006, cash flows provided by financing activities were $0.3 million and $0.0 million, respectively, and were attributable to proceeds received from issuance of common stock under employee stock option plans.
     Future Liquidity Sources
          Based on past performance and current expectations, we believe that our cash flows from operations and other sources of liquidity, including borrowings available under our revolving credit facility, will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations through the next 12 months.
          We are potentially seeking to raise capital through a sale-leaseback transaction involving buildings we own at our Norwood, Massachusetts and Sacramento, California campuses. We are evaluating proposals from several parties, and we anticipate completing a transaction by June 30, 2007.
          We believe that the most strategic uses of our cash resources include filling existing capacity, completing the expansion of our existing campuses, expanding our program offerings, and the repurchase of our common stock. In addition, our long term strategy includes the consideration of strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue debt resulting in increased interest expense.
     Debt Service
          At December 31, 2006, we had no borrowings under our credit facility and we were in compliance with all covenants.
Seasonality and Trends
          Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third quarter, which ends on June 30, than in the remainder of the year because fewer students are enrolled during the summer months. Our expenses, however, do not vary significantly with changes in our student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change however, as a result of new school openings, new program introductions, increased enrollments of adult students, increased investment in sales and marketing or acquisitions. In addition, our net revenues for the first quarter ending December 31 are adversely affected by the fact that we have fewer earning days when our campuses are closed during the calendar year end holiday break and accordingly do not recognize revenue during that period.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Historically, our principal exposure to market risk relates to interest rate changes. As of December 31, 2006, we do not have any term debt. Consequently, we believe that we have minimal financial exposure to market risk.
Cautionary Factors That May Affect Future Results
          This report contains forward-looking information about our financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They often include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:
•	our ability to maintain or renew any required regulatory approvals, standards, accreditation or state authorization;

•	the effectiveness of our advertising and promotional efforts;

•	changes in laws and regulations affecting post-secondary education, including Title IV funding;

•	governmental inquiries, compliance reviews or investigations and the potential for increased litigation;

•	regulatory investigations of, or actions commenced against, other companies in our industry;

•	our ability to fill our existing capacity;

•	competitive developments affecting our industry, including pricing pressures in newer markets;

•	our ability to maintain and expand existing industry relationships;

•	our ability to recruit and retain key personnel;

•	changes in demand for our programs;

•	increased investment in management and capital resources;

•	increases in interest rates or state budget constraints adversely affecting a student’s ability to secure additional loans;

•	lower rates of unemployment;

•	the timing and number of new campuses that we open or acquire;

•	possible failure or inability to obtain regulatory consents and certifications for new campuses and campus expansions;

•	growth in costs and expenses;

•	construction delays with respect to new or expanding campuses;

•	economic slowdown that affects any significant portion of the industry for which we provide training, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown;

•	our ability to maintain compliance with Section 404 of Sarbanes-Oxley;

•	any changes in business, political and economic conditions due to the possibility of wider armed conflicts; and

•	increased competition from both for-profit and non-profit educators.
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
          We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. The Form 10-K that we filed with the SEC on December 13, 2006 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them under the heading “Risk Factors” in the Form 10-K. We incorporate that section of the Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s website at www.sec.gov.
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
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
          In the ordinary conduct of our business, we are periodically subject to lawsuits, investigations and claims including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.
Item 1A. RISK FACTORS
          Information regarding risk factors appears in Part I, Item 3 of this report under the heading “Cautionary Factors That May Affect Future Results” and in Part I, Item 1A of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006.
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

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: February 8, 2007	By:	/s/ Jennifer L. Haslip
Jennifer L. Haslip
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)