Form 10-Q
period 2007-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2007-05-10
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 7, 2007, there were 28,209,396 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

ii

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	September 30,	March 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$41,431	$40,406
Receivables, net	16,702	11,382
Deferred tax assets	4,719	5,060
Prepaid expenses and other current assets	7,417	7,669

Total current assets	70,269	64,517
Property and equipment, net	117,298	129,627
Goodwill	20,579	20,579
Other assets	4,015	3,865

Total assets	$212,161	$218,588

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,033	$38,626
Deferred revenue	49,479	45,034
Accrued tool sets	4,019	4,025
Other current liabilities	747	612

Total current liabilities	96,278	88,297
Deferred tax liabilities	2,900	1,584
Other liabilities	10,081	10,299

Total liabilities	109,259	100,180

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.0001 par value, 100,000,000 shares authorized, 28,174,995 shares issued and 26,744,050 shares outstanding at September 30, 2006 and 28,200,030 shares issued and 26,769,085 shares outstanding at March 31, 2007	3	3
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Paid-in capital	124,804	128,569
Treasury stock, at cost, 1,430,945 shares at September 30, 2006 and March 31, 2007	(30,029)	(30,029)
Retained earnings	8,124	19,865

Total shareholders’ equity	102,902	118,408

Total liabilities and shareholders’ equity	$212,161	$218,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Net revenues	$88,686	$91,651	$174,198	$181,185

Operating expenses:
Educational services and facilities	42,971	45,854	83,073	90,049
Selling, general and administrative	33,193	36,347	62,351	71,161

Total operating expenses	76,164	82,201	145,424	161,210

Income from operations	12,522	9,450	28,774	19,975

Other expense (income):
Interest income	(860)	(606)	(1,621)	(1,278)
Interest expense	11	11	27	22

Total other income	(849)	(595)	(1,594)	(1,256)

Income before income taxes	13,371	10,045	30,368	21,231
Income tax expense	5,054	3,926	11,786	8,202

Net income	$8,317	$6,119	$18,582	$13,029

Earnings per share:
Net income per share — basic	$0.30	$0.23	$0.66	$0.49

Net income per share — diluted	$0.29	$0.22	$0.65	$0.48

Weighted average number of common shares outstanding:
Basic	28,074	26,763	28,029	26,754

Diluted	28,561	27,257	28,516	27,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Share	Amount	Earnings	Equity
Balance at September 30, 2006	28,175	$3	$124,804	(1,431)	$(30,029)	$8,124	$102,902
Cumulative effect of the adoption of SAB 108, net of $830 for taxes	—	—	—	—	—	(1,288)	(1,288)

Balance at October 1, 2006	28,175	3	124,804	(1,431)	(30,029)	6,836	101,614
Net income	—	—	—	—	—	13,029	13,029
Issuance of common stock under employee plans	25	—	400	—	—	—	400
Tax charge from employee stock plans	—	—	(11)	—	—	—	(11)
Stock compensation	—	—	3,376	—	—	—	3,376

Balance at March 31, 2007	28,200	$3	$128,569	(1,431)	$(30,029)	$19,865	$118,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended
	March 31,
	2006	2007
Cash flows from operating activities:
Net income	$18,582	$13,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,587	8,552
Bad debt expense	2,349	1,311
Stock-based compensation	2,259	3,376
Deferred income taxes	(2,183)	(838)
Loss on sale of property and equipment	46	97
Changes in assets and liabilities:
Receivables	2,947	2,273
Prepaid expenses and other current assets	(167)	(252)
Other assets	189	82
Accounts payable and accrued expenses	(5,528)	(8,240)
Deferred revenue	(1,640)	(4,445)
Income tax payable (receivable)	(4,455)	1,823
Accrued tool sets and other current liabilities	195	(146)
Other liabilities	108	32

Net cash provided by operating activities	19,289	16,654

Cash flows from investing activities:
Purchase of property and equipment	(16,403)	(18,088)
Proceeds from sale of property and equipment	—	9
Proceeds received upon maturity of investments	16,260	—

Net cash used in investing activities	(143)	(18,079)

Cash flows from financing activities:
Repayment of long-term debt borrowings	(5)	—
Bank overdrafts	1,532	—
Proceeds from issuance of common stock under employee plans	2,581	400
Excess tax benefit from stock-based compensation	1,031	—

Net cash provided by financing activities	5,139	400

Net increase in cash and cash equivalents	24,285	(1,025)
Cash and cash equivalents, beginning of period	52,045	41,431

Cash and cash equivalents, end of period	$76,330	$40,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED), continued
(In thousands)

	For the Six Months Ended
	March 31,
	2006	2007
Supplemental disclosure of cash flow information:
Taxes paid	$17,181	$8,716

Interest paid	$24	$12

Training equipment obtained in exchange for services	$895	$889

Accrued capital expenditures	$2,504	$2,258

Construction in progress financed by construction liability	$1,121	$—

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
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006.
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
3. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the manner in which uncertainties in income taxes that are recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” should be accounted for by providing recognition and measurement guidance and disclosure provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt FIN 48 effective October 1, 2007 and believe our adoption will not have a material impact on our consolidated financial statements or disclosures.
     In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. For a publicly traded company, SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. We believe our adoption of FSP FAS 158-1 will not have a material impact on our consolidated financial statements or disclosures.
     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as certain nonfinancial instruments, at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. We do not currently hold any financial instruments which are subject to SFAS No. 159 and will adopt the provisions of this statement at the time we first recognize an eligible item.
     In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006 with early application encouraged. We have adopted the provisions of SAB 108 effective October 1, 2006 with a net charge to retained earnings of $1.3 million for the matter described below. Prior to adopting SAB 108, we used the balance sheet approach for quantifying misstatements.
     During the three months ended December 31, 2006, we evaluated the calculation of the accrual for our field sales representative bonus plan and subsequently determined there was an error in the calculation. More specifically, we determined that not all tuition revenue for graduates with multiple enrollment sequences was being included in the related calculations resulting in an understatement of compensation expense during the period from June 2002 through September 30, 2006. We determined, as of September 30, 2006, that the cumulative effect of this error totaled $2.1 million on a pretax basis and $1.3 million after tax. We have also determined that this amount accumulated over time and that the financial statements of all prior annual and interim periods were not materially misstated as a result of this error. Not all of our field sales representatives were impacted by this error; however, we plan to make retroactive payments to the impacted sales representatives during our third quarter. The following is a summary of the adjustments made to our consolidated balance sheet as of October 1, 2006 to reflect our adoption of SAB 108:

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
4. Weighted Average Number of Common Shares Outstanding
     Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months and six months ended March 31, 2007, 1,177,340 shares and 1,123,878 shares, respectively, and for the three months and six months ended March 31, 2006, 568,899 shares and 580,646 shares, respectively, which could be issued under outstanding options, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.
     The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Basic common shares outstanding	28,074	26,763	28,029	26,754
Dilutive effect of options and restricted shares related to employee stock plans	487	494	487	432

Diluted common shares outstanding	28,561	27,257	28,516	27,186

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
5. Property and Equipment
Property and equipment, net consist of the following:

	September 30,	March 31,
	2006	2007
Land	$3,832	$3,832
Buildings and building improvements	42,349	43,672
Leasehold improvements	24,405	28,687
Training equipment	46,539	52,821
Office and computer equipment	25,879	26,648
Curriculum development	508	522
Internally developed software	4,720	5,239
Vehicles	739	788
Construction in progress	12,187	17,951

	161,158	180,160
Less accumulated depreciation and amortization	(43,860)	(50,533)

	$117,298	$129,627

     At September 30, 2006, construction in progress includes $6.8 million related to construction of our new Sacramento, California campus building and $2.7 million related to construction at our Orlando, Florida campus.
     At March 31, 2007, construction in progress includes $15.5 million related to construction of our new Sacramento, California campus building. We anticipate completing the construction during the third quarter of 2007.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30,	March 31,
	2006	2007
Accounts payable	$6,257	$4,921
Accrued compensation and benefits	22,582	23,952
Other accrued expenses	13,194	9,753

	$42,033	$38,626

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
8. Common Shareholders’ Equity
Management Incentive Compensation Plans
     We have two stock option plans, which we refer to as the Management 2002 Stock Option Program (2002 Plan) and the 2003 Incentive Compensation Plan (2003 Plan), formerly known as the 2003 Stock Incentive Plan.
     The 2002 Plan and the 2003 Plan are described, and informational disclosures are provided, on pages F-26 through F-28 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006.
     On February 28, 2007, the 2003 Plan was amended to, among other things: permit the grant of stock units and performance units; revise the business criteria used for awards qualifying as performance-based compensation under Section 162(m) of the Internal Revenue Code; and permit the grant of cash bonuses under the 2003 Plan that would qualify as performance-based compensation under Section 162(m). The 2003 Plan was also amended to require that all options and stock appreciation rights have an exercise price per share equal to the fair market value of the common stock on the date of grant.
     On February 28, 2007, we awarded 298,030 shares of restricted stock at a fair value of $23.63 per share and granted 43,300 options to purchase shares of our common stock, with an exercise price of $23.63 per share and an estimated weighted-average fair value of $10.91 per share.
     On January 12, 2007, we issued 15,427 shares at $21.10 per share under our Employee Stock Purchase Plan.
     Our determination of fair value of each stock option grant, estimated on the date of grant using the Black-Scholes option pricing model, is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, the expected lives of the awards and actual and projected employee stock exercise behaviors. We determine our assumptions at the date of each grant.
     The following table illustrates the assumptions used for grants made during the three and six months ended:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Expected lives (in years)	6.25	6.25	6.25	6.25
Risk-free interest rate	4.43%	4.53%	4.43%	4.54%
Dividend yield	—	—	—	—
Expected volatility	42.66%	38.69%	42.66%	39.39%

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
     The following table summarizes stock option activity for the six months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value
Outstanding at September 30, 2006	2,694	$21.44	7.62	$20,915
Granted	63	$22.91
Exercised	(4)	$20.50
Expired or forfeited	(59)	$24.97

Outstanding at March 31, 2007	2,694	$21.40	7.16	$10,069

Stock options exercisable at March 31, 2007	1,585	$18.19	6.36	$9,728
     The following table summarizes restricted stock activity for the six months ended March 31, 2007:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested restricted stock at September 30, 2006	119	$23.17
Awarded	303	$23.60
Expired	(7)	$23.25

Nonvested restricted stock at March 31, 2007	415	$23.48

     The following table summarizes the operating expense line and the impact on net income in the consolidated statements of income in which stock-based compensation has been recorded for the three and six months ended March 31, 2006 and 2007:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Education services and facilities	$114	$171	$226	$330
Selling, general and administrative	1,103	1,645	2,033	3,046

Total stock-based compensation expense	$1,217	$1,816	$2,259	$3,376

Marginal tax rate	39.3%	38.7%	39.3%	38.7%
Income tax benefit	$478	$703	$888	$1,307

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
9. Segment Reporting
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

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2007
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$85,068	$3,618	$88,686	$87,019	$4,632	$91,651
Operating income (loss)	$12,840	$(318)	$12,522	$9,408	$42	$9,450
Depreciation and amortization	$3,242	$106	$3,348	$4,306	$122	$4,428
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$217,857	$3,812	$221,669	$214,539	$4,049	$218,588

	Six Months Ended			Six Months Ended
	March 31, 2006			March 31, 2007
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total
Net revenues	$166,714	$7,484	$174,198	$172,546	$8,639	$181,185
Operating income (loss)	$28,908	$(134)	$28,774	$20,293	$(318)	$19,975
Depreciation and amortization	$6,378	$209	$6,587	$8,331	$221	$8,552
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$217,857	$3,812	$221,669	$214,539	$4,049	$218,588

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described in the section entitled “Risk Factors” (refer to Part II, Item 1A of this Report).
Overview
     Our net revenues for the second quarter were $91.7 million, an increase of 3.3% from the prior year and our net income for the second quarter was $6.1 million, a decrease of 26.4% from the prior year. Our decrease in net income is due to lower capacity utilization in conjunction with higher compensation and related costs, sales and marketing costs, depreciation and occupancy costs and tuition discounts, partially offset by lower bad debt expense.
     We increased available seating capacity by approximately 15% since the beginning of our 2006 fiscal year. We opened the first building of our permanent location in Sacramento, California in June 2006 with seating capacity of 1,800 students, which includes 400 seats in our temporary facility, and expanded our capacity at our Orlando, Florida location by 790 seats.
     Recruitment efforts and student starts lag the prior year due to a variety of factors. Average undergraduate full-time student enrollment decreased 1.5% to 16,389 for the three months ended March 31, 2007, as compared to 16,642 for the three months ended March 31, 2006. Average undergraduate full-time student enrollment decreased 1.2% to 16,827 for the six months ended March 31, 2007, as compared to 17,036 for the six months ended March 31, 2006. The decline in student starts has improved from a decrease of 4.6% for the three months ended December 31, 2006 to a decrease of 1.5% for the three months ended March 31, 2007 when compared to the same periods in the prior year. A strong labor market across the country coupled with affordability concerns associated with climbing interest rates and increased gas and housing prices have made it more challenging and expensive to recruit and start students. Since the third quarter of 2006, our lead flow has improved and we believe the improvement is associated with additional spending in advertising and the development of new creative advertisements and promotional materials. However, we have not fully realized the conversion of our leads into student applicants. As a result, we are focused on evaluating our lead and conversion trends to re-deploy our spending to areas that have proven successful and eliminate spending in areas that have not been productive.
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
     As described in Note 3 to the interim condensed consolidated financial statements, we adopted Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year financial Statements” effective October 1, 2006. During the three months ended December 31, 2006, we evaluated the calculation of the accrual for our field sales representative bonus plan and subsequently determined there was an error in the calculation. More specifically, we determined that not all tuition revenue for graduates with multiple enrollment sequences was being included in the related calculations resulting in an understatement of compensation expense during the period from June 2002 through September 30, 2006. We determined, as of September 30, 2006, that the cumulative effect of this error totaled $2.1 million on a pretax basis and $1.3 million after tax. We have also determined that this amount accumulated over time and that the financial statements of all prior annual and interim periods were not materially misstated as a result of this error. Not all of our field sales representatives were impacted by this error; however, we plan to make retroactive payments to the impacted sales representatives during our third quarter. The following is a summary of the adjustments made to our consolidated balance sheet as of October 1, 2006 to reflect our adoption of SAB 108:

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
     The cumulative effect of this error on our consolidated retained earnings totaled $0.5 million, $0.9 million and $1.3 million as of September 30, 2004, 2005 and 2005, respectively.

Results of Operations
     The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	48.5%	50.0%	47.7%	49.7%
Selling, general and administrative	37.4%	39.7%	35.8%	39.3%

Total operating expenses	85.9%	89.7%	83.5%	89.0%

Income from operations	14.1%	10.3%	16.5%	11.0%

Interest income	-1.0%	-0.7%	-0.9%	-0.7%

Total other income	-1.0%	-0.7%	-0.9%	-0.7%

Income before income taxes	15.1%	11.0%	17.4%	11.7%
Income tax expense	5.7%	4.3%	6.7%	4.5%

Net income	9.4%	6.7%	10.7%	7.2%

     The following table sets forth our capacity utilization during each of the periods indicated and the number of seats available at the end of each of the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Capacity utilization	72.6%	64.5%	74.3%	66.2%
Seating available	22,925	25,410	22,925	25,410

     In addition to using GAAP results in evaluating our business, management evaluates the impact to operating income with and without the impact from new campus revenues and expenses. The following table sets forth data for our new campuses in each of the periods indicated. We begin to incur a majority of new campus costs in the nine month period prior to the new campus opening. Our new campuses typically become profitable within the first 12 months of operations and are no longer considered to be a new campus after one full fiscal year of operation. We believe that including this additional information provides additional transparency and improves the ability to evaluate our financial operating results.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006(1)	2007(2)	2006(1)	2007(2)
	(In thousands)		(In thousands)
Net revenues	$4,151	$4,162	$7,185	$7,423
Operating expenses:
Educational services and facilities	3,348	3,166	6,292	5,803
Selling general and administrative	2,683	1,557	5,038	3,651

Total operating expenses	6,031	4,723	11,330	9,454

Loss from operations	$(1,880)	$(561)	$(4,145)	$(2,031)

New campus activity as a percentage of total net revenue:

Net revenues	4.7%	4.5%	4.1%	4.1%

Operating expenses:
Educational services and facilities	3.8%	3.5%	3.6%	3.2%
Selling general and administrative	3.0%	1.6%	2.9%	2.0%

Total operating expenses	6.8%	5.1%	6.5%	5.2%

Loss from operations	-2.1%	-0.6%	-2.4%	-1.1%

Capacity utilization	30.9%	39.6%	27.8%	37.1%

Seating available	2,320	1,800	2,320	1,800

(1)	Includes net revenue and operating expenses for our Norwood, Massachusetts campus which opened in June 2005 and our Sacramento, California campus which opened in October 2005.

(2)	Includes net revenue and operating expenses for our Sacramento, California campus.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 and Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006
     Net revenues. Our net revenues for the three months ended March 31, 2007 were $91.7 million, representing an increase of $3.0 million, or 3.3%, as compared to net revenues of $88.7 million for the three months ended March 31, 2006. Net revenues, excluding revenues associated with new campuses, for the three months ended March 31, 2007 were $87.5 million, representing an increase of $3.0 million, or 3.5%, as compared to $84.5 million for the three months ended March 31, 2006. We consider a campus to be a new campus until it has had one full fiscal year of operation. Effective October 1, 2006, our Norwood, Massachusetts campus was no longer considered to be a new campus.
     The increase in net revenues, excluding revenues associated with new campuses, of $3.0 million is attributable, in part, to the Norwood, Massachusetts campus, which had revenues of $5.3 million and was no longer considered to be a new campus beginning in fiscal 2007. The resulting $2.3 million decrease in net revenues was primarily due to a 7.3% decrease in the average undergraduate full-time student enrollment, excluding average undergraduate full-time student enrollment associated with new campuses, during the three months ended March 31, 2007 and an increase in tuition discounts of approximately $0.7 million for the three months ended March 31, 2007. The decrease was partially offset by tuition increases of between 3% and 5%, depending on the program, our change in policy reducing the number of free course retakes from two to one and an increase in the number of students taking two courses at a time. The change in our policy and the increase in the number of students taking two courses concurrently resulted in additional revenue of $0.9 million and $0.5 million, respectively, during the three months ended March 31, 2007.
     Our net revenues for the six months ended March 31, 2007 were $181.2 million, representing an increase of $7.0 million, or 4.0%, as compared to net revenues of $174.2 million for the six months ended March 31, 2006. Net revenues, excluding revenues associated with new campuses, for the six months ended March 31, 2007 were $173.8 million, representing an increase of $6.7 million, or 4.0%, as compared to $167.0 million for the six months ended March 31, 2006.
     The increase in net revenues, excluding revenues associated with new campuses, of $6.7 million is attributable, in part, to the Norwood, Massachusetts campus, which had revenues of $10.5 million and was no longer considered to be a new campus beginning in fiscal 2007. The resulting $3.8 million decrease in net revenues was primarily due to a 7.2% decrease in the average undergraduate full-time student enrollment, excluding average undergraduate full-time student enrollment associated with new campuses, during the six months ended March 31, 2007 and an increase in tuition discounts of approximately $0.8 million for the six months ending March 31, 2007. The decrease was partially offset by tuition increases of between 3% and 5%, depending on the program, our change in policy reducing the number of free course retakes from two to one and an increase in the number of students taking two courses at a time. The change in our policy and the increase in the number of students taking two courses concurrently resulted in additional revenue of $1.5 million and $1.7 million, respectively, during the six months ended March 31, 2007.
     Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended March 31, 2007 were $45.9 million, an increase of $2.9 million, as compared to educational services and facilities expenses of $43.0 million for the three months ended March 31, 2006. Educational services and facilities expenses, excluding costs associated with new campuses, for the three months ended March 31, 2007 were $42.7 million, representing an increase of $3.1 million, or 7.7%, as compared to $39.6 million for the three months ended March 31, 2006.
     The increase in costs, excluding expenses related to new campuses, of $3.1 million is primarily associated with increased compensation and related costs of $1.7 million, depreciation expense of $1.0 million and occupancy costs of $0.4 million. The $3.1 million increase in costs is primarily attributable to educational services and facilities expenses of $2.9 million related to our Norwood, Massachusetts campus, which was no longer considered to be a new campus beginning in fiscal 2007. The $2.9 million in costs included $1.7 million in compensation and related costs, $0.4 million in depreciation expense and $0.2 million in occupancy costs. The remaining increases in depreciation expense and occupancy costs are primarily associated with program expansions at other campuses.
     Educational services and facilities expenses as a percentage of net revenues increased to 50.0% for the three months ended March 31, 2007, as compared to 48.5% for the three months ended March 31, 2006. Educational services and facilities expenses as a percentage of net revenues, excluding activity for new campuses, was 48.8% for the three months ended March 31, 2007, as compared to 46.9% for the three months ended March 31, 2006. In addition to increased costs associated with new campuses, educational services and facilities expenses as a percentage of net revenues, excluding new campus activity, was negatively impacted by 1.0% associated with increased compensation and related costs and 1.1% related to depreciation expense. The increase in educational services and facilities expense as a percentage of revenue is primarily attributable to decreased capacity utilization at mature campuses.
     Our educational services and facilities expenses for the six months ended March 31, 2007 were $90.0 million, an increase of $7.0 million, as compared to educational services and facilities expenses of $83.1 million for the six months ended March 31, 2006. Educational services and facilities expenses, excluding costs associated with new campuses, for the six months ended March 31, 2007 were $84.3 million, representing an increase of $7.5 million, or 9.7%, as compared to $76.8 million for the six months ended March 31, 2006.
     The increase in costs, excluding expenses related to new campuses, of $7.5 million is primarily associated with increased compensation and related costs of $3.5 million, depreciation expense of $1.9 million, occupancy costs of $1.2 million and training supplies of $0.4 million. The $7.5 million increase in costs is partially attributable to educational services and facilities expenses of $5.8 million related to our Norwood, Massachusetts campus, which was no longer considered to be a new campus beginning in fiscal 2007. The $5.8 million in costs included $3.4 million in compensation and related costs, $0.7 million in depreciation expense, $0.4 million in occupancy costs and $0.3 million in training supplies. The remaining increases in depreciation expense and occupancy costs are primarily associated with program expansions at other campuses.
     Educational services and facilities expenses as a percentage of net revenues increased to 49.7% for the six months ended March 31, 2007, as compared to 47.7% for the six months ended March 31, 2006. Educational services and facilities expenses as a percentage of net revenues, excluding activity for new campuses, was 48.5% for the six months ended March 31, 2007, as compared to 46.0% for the six months ended March 31, 2006. In addition to increased costs associated with new campuses, educational services and facilities expenses as a percentage of net revenues, excluding new campus activity, was negatively impacted by 1.0% associated with increased compensation and related costs, 1.0% related to depreciation expense and 0.4% related to increased occupancy costs. The increase in educational services and facilities expense as a percentage of revenue is primarily attributable to decreased capacity utilization at mature campuses.
     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended March 31, 2007 were $36.3 million, an increase of $3.2 million, or 9.5%, as compared to selling, general and administrative expenses of $33.2 million for the three months ended March 31, 2006. Selling, general and administrative expenses, excluding costs associated with new campuses, for the three months ended March 31, 2007 were $34.8 million, representing an increase of $4.3 million, or 14.1%, as compared to $30.5 million for the three months ended March 31, 2006.
     The increase in selling, general and administrative costs, excluding costs associated with new campuses, of $4.3 million is primarily associated with increased compensation and related costs of $2.8 million, of which $0.5 million was related to increased stock-based compensation, and advertising costs of $2.2 million partially offset by a decrease in bad debt expense of $0.4 million. The $4.3 million increase in costs is partially attributable to selling, general and administrative expenses of $1.9 million, including $1.1 million in compensation and related costs and $0.4 million in advertising costs, related to our Norwood, Massachusetts campus, which was no longer considered to be a new campus beginning in fiscal 2007. The remaining increase in compensation and related costs of $1.7 million is primarily due to annual merit salary increases, increased personnel associated with sales and marketing activities and increased expenses under our self-insured medical plan.
     Selling, general and administrative expenses as a percentage of net revenues increased to 39.7% for the three months ended March 31, 2007, as compared to 37.4% for the three months ended March 31, 2006. Selling, general and administrative costs as a percentage of net revenues, excluding activity for new campuses, was 39.8% for the three months ended March 31, 2007, as compared to 36.1% for the three months ended March 31, 2006. The increase in costs as a percentage of revenue, excluding new campus expenses, was impacted by an increase in compensation and related expenses of 2.5% of which 0.6% was attributable to increased stock based compensation expense and 2.3% attributable to additional spending on advertising partially offset by 0.3% associated with contract services and 0.5% related to improved bad debt expense.
     Our selling, general and administrative expenses for the six months ended March 31, 2007 were $71.2 million, an increase of $8.8 million, or 14.1%, as compared to selling, general and administrative expenses of $62.4 million for the six months ended March 31, 2006. Selling, general and administrative expenses, excluding costs associated with new campuses, for the six months ended March 31, 2007 were $67.5 million, representing an increase of $10.2 million, or 17.8%, as compared to $57.3 million for the six months ended March 31, 2006.
     The increase in selling, general and administrative costs, excluding costs associated with new campuses, of $10.2 million is primarily associated with increased advertising costs of $5.0 million, compensation and related costs of $4.9 million, of which $1.0 million was related to increased stock-based compensation, partially offset by a decrease in bad debt expense of $0.8 million. The $10.2 million increase in costs is partially attributable to selling, general and administrative expenses of $3.6 million, including $2.3 million in compensation and related costs and $0.8 million in advertising costs, related to our Norwood, Massachusetts campus, which was no longer considered to be a new campus beginning in fiscal 2007. The remaining increase in compensation and related costs of $2.6 million is primarily due to annual merit salary increases, increased personnel associated with sales and marketing activities and increased expenses under our self-insured medical plan.
     Selling, general and administrative expenses as a percentage of net revenues increased to 39.3% for the six months ended March 31, 2007, as compared to 35.8% for the six months ended March 31, 2006. Selling, general and administrative costs as a percentage of net revenues, excluding activity for new campuses, was 38.9% for the six months ended March 31, 2007, as compared to 34.3% for the six months ended March 31, 2006. The increase in costs as a percentage of revenue, excluding new campus expenses, was impacted by an increase of 2.7% attributable to additional spending on advertising and 2.0% associated with increased compensation and related costs of which 0.5% was attributable to increased stock based compensation expense, partially offset by 0.5% related to improved bad debt expense.
     Interest income. Our interest income for the three months ended March 31, 2007 was $0.6 million, representing a decrease of $0.3 million compared to interest income of $0.9 million for the three months ended March 31, 2006. Our interest income for the six months ended March 31, 2007 was $1.3 million representing a decrease of $0.3 million compared to interest income of $1.6 million for the six months ended March 31, 2006. The decrease in interest income is primarily attributable to our investment in our campus properties and our repurchase of shares of our common stock during the year ended September 30, 2006 which resulted in reduced cash available for investment.

          Income taxes. Our provision for income taxes for the three months ended March 31, 2007 was $3.9 million, or 39.1% of pretax income, as compared to $5.1 million, or 37.8% of pretax income for the three months ended March 31, 2006. The increase in the tax provision as a percentage of pretax income is primarily attributable to the release of a tax reserve in the prior year. Our provision for income taxes for the six months ended March 31, 2007 was $8.2 million, or 38.6% of pretax income, as compared to $11.8 million, or 38.8% of pretax income for the six months ended March 31, 2006. The decrease in the tax provision as a percentage of pretax income is primarily attributable to a larger state tax credit in the current year.
Liquidity and Capital Resources
          We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $16.7 million for the six months ended March 31, 2007, as compared to $19.3 million for the six months ended March 31, 2006.
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
     Operating Activities
          For the six months ended March 31, 2007, our cash flows provided by operating activities were $16.7 million resulting from net income of $13.0 million with adjustments of $12.5 million for non-cash and other items which were partially offset by $8.9 million related to the change in our operating assets and liabilities.
          For the six months ended March 31, 2007, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $8.6 million, substantially all of which was depreciation, stock-based compensation of $3.4 million and bad debt expense of $1.3 million partially offset by a reduction in deferred income taxes of $0.8 million.
          For the six months ended March 31, 2006, our cash flows provided by operating activities were $19.3 million resulting from net income of $18.6 million with adjustments of $9.1 million for non-cash and other items which were partially offset by $8.4 million related to the change in our operating assets and liabilities.
          For the six months ended March 31, 2006, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $6.6 million, substantially all of which was depreciation, bad debt expense of $2.3 million and stock-based compensation of $2.3 million partially offset by a reduction in deferred income taxes of $2.2 million.
     Changes in operating assets and liabilities
          For the six months ended March 31, 2007, changes in our operating assets and liabilities resulted in cash outflows of $8.9 million. A combination of operating efficiencies, a lower number of student starts during the six months ended March 31, 2007, as compared to the six months ended March 31, 2006, and our ability to request the first disbursement of Title IV funding without a 30 day delay at five campuses resulted in a decrease in receivables of $2.3 million and a decrease in deferred revenue of $4.4 million resulting in net cash outflows of $2.2 million. The timing of our accounts payable cycle resulted in a decrease in accounts payable and accrued expenses of approximately $6.8 million, primarily attributable to $6.5 million in capital expenditures offset by payroll related tax accruals of $0.7 million. The nature of our employee benefit and bonus plans and the timing of payments under those plans resulted in a decrease in accounts payable and other accrued expenses of approximately $1.4 million, primarily due to a $4.2 million bonus payment related to the year ended September 30, 2006 and $0.6 million in severance payments related to our reduction in force in September 2006 partially offset by an increase of $2.6 million for the bonus plans related to the year ended September 31, 2007 and $0.7 million related to other employee benefit plans. The change in income taxes from a receivable to a payable position was primarily related to our accrual of our estimated taxes of $8.7 million and receipt of a federal tax refund of $1.6 million. These changes in our operating assets and liabilities resulted in a decrease in our working capital deficit to $23.8 million at March 31, 2007, as compared to $26.0 million at September 30, 2006.
          For the six months ended March 31, 2006, cash outflows of $8.4 million related to the change in our operating assets and liabilities and were primarily due to changes in receivables and deferred revenue, accounts payable and accrued expenses and income tax receivable. The timing of tuition funding resulted in a decrease in accounts receivable of $2.9 million and a decrease in deferred revenue of $1.6 million resulting in combined positive cash flow of $1.3 million. The timing of the payment of the performance bonus for the year ended September 30, 2005 resulted in a decrease in accounts payable and accrued expenses. The increase in income tax receivable of $4.5 million was primarily attributable to the timing of estimated tax payments and $1.0 million related to the excess tax benefit from stock-based compensation.
          Our days sales outstanding (DSO) in accounts receivable was approximately 14 days at March 31, 2007 compared to approximately 21 days at March 31, 2006. The improvement was primarily attributable to operating efficiencies, the lower number of student starts during the six months ended March 31, 2007, as compared to the six months ended March 31, 2006 and the ability to request the first disbursement of Title IV funding without a 30 day delay at five of our campuses.
     Investing Activities
          For the six months ended March 31, 2007, cash flows used in investing activities were $18.1 million and were primarily related to capital expenditures associated with new campus construction and existing campus expansions.
          For the six months ended March 31, 2006, cash flows used in investing activities were $0.1 million and were primarily related to the purchase of $16.4 million in capital expenditures primarily associated with new campus construction and existing campus expansions offset by proceeds of $16.3 million for the release of our restricted investments that provided cash collateral for our letter of credit issued in favor of ED.
     Financing Activities
          For the six months ended March 31, 2007, cash flows provided by financing activities were $0.4 million and were attributable to proceeds received from issuance of common stock under employee stock option plans.
          For the six months ended March 31, 2006, cash flows provided by financing activities were $5.1 million and were attributable to proceeds of $2.6 million received from issuance of common stock under the employee incentive compensation plan and a bank overdraft of $1.5 million resulting from the timing of payments issued through controlled disbursement accounts and $1.0 million related to the tax benefit from stock-based compensation.

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
          We have executed nonbinding term sheets related to two sale-leaseback transactions involving buildings we own at our Norwood, Massachusetts and Sacramento, California campuses. We expect to receive net proceeds of $70.0 million to $75.0 million which will be used for general corporate purposes. We anticipate completing the transactions during mid-summer 2007 and do not expect to recognize a significant gain or loss as a result of these transactions.
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
     Debt Service
          At March 31, 2007, we had no borrowings under our credit facility and we were in compliance with all covenants.
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
Critical Accounting Policies and Estimates
          Our critical accounting policies are disclosed in our 2006 Annual Report on Form 10-K. During the six months ended March 31, 2007, there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
          For information regarding recent accounting pronouncements, see Note 3 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Historically, our principal exposure to market risk relates to interest rate changes. As of March 31, 2007, we do not have any term debt. Consequently, we believe that we have minimal financial exposure to market risk.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On May 7, 2007, we received letters from the Offices of the Attorney General of the State of Arizona and the State of Illinois requesting information related to relationships between us and student loan lenders. We are currently in the process of replying to the letter. We do not currently believe the results of complying with the civil investigative demand letter will have a material adverse effect on our business, results of operations, cash flows or financial condition.
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
Item 1A. RISK FACTORS
     This report contains forward-looking information about our financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They often include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:
•	our ability to maintain or renew any required regulatory approvals, standards, accreditation or state authorization;

•	the effectiveness of our advertising and promotional efforts;

•	changes in laws and regulations affecting post-secondary education, including Title IV funding;

•	governmental inquiries, compliance reviews or investigations and the potential for increased litigation;

•	regulatory investigations of, or actions commenced against, other companies in our industry or our significant service providers;

•	our ability to fill our existing capacity;

•	competitive developments affecting our industry, including pricing pressures in newer markets;

•	our ability to maintain and expand existing industry relationships;

•	our ability to recruit and retain key personnel;

•	changes in demand for our programs;

•	increased investment in management and capital resources;

•	increases in interest rates or state budget constraints adversely affecting a student’s ability to secure additional loans;

•	lower rates of unemployment;

•	the timing and number of new campuses that we open or acquire;

•	possible failure or inability to obtain regulatory consents and certifications for new campuses and campus expansions;

•	growth in costs and expenses;

•	construction delays with respect to new or expanding campuses;

•	economic slowdown that affects any significant portion of the industry for which we provide training, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown;

•	our ability to maintain compliance with Section 404 of Sarbanes-Oxley;

•	any changes in business, political and economic conditions due to the possibility of wider armed conflicts; and

•	increased competition from both for-profit and non-profit educators.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our annual meeting of stockholders was held on February 28, 2007.

(b)	Our stockholders voted as follows to elect three Class III directors to our board of directors:

Directors:	Votes For:	Votes Withheld:
A. Richard Caputo	24,204,472	56,209

Allan D. Glilmour	24,203,441	57,240

Robert D. Hartman	24,131,847	128,834
Directors whose term of office continued after the annual meeting include: Conrad A. Conrad, Kevin P. Knight, Kimberly J. McWaters, Linda J. Srere and John C. White
     (c) Our stockholders voted as follows to approve the 2003 Incentive Compensation Plan as amended, for purpose of Section 162(m) of the Internal Revenue Code:

For: 17,480,732	Against: 875,508	Abstain: 17,850	Broker Non-Vote: 5,886,591
     (d) Our stockholders voted as follows to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors for our financial statements for the year ending September 30, 2007:

For: 24,184,649	Against: 53,958	Abstain: 22,074

Item 6. EXHIBITS
     (a) Exhibits (filed herewith):

Number	Description
10.1	Universal Technical Institute, Inc. 2003 Incentive Compensation Plan, as amended February 28, 2007, (formerly known as the 2003 Stock Incentive Plan).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated: May 10, 2007	By:	/s/ Jennifer L. Haslip

Jennifer L. Haslip
Senior Vice President, Chief Financial Officer,
Treasurer and Assistant Secretary
(Principal Financial Officer and Duly Authorized Officer)