Form 10-Q
period 2007-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2007-08-09
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 6, 2007, there were 28,243,234 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

ii

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	September 30,	June 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$41,431	$29,933
Receivables, net	16,702	13,610
Deferred tax assets	4,719	4,979
Prepaid expenses and other current assets	7,417	7,011

Total current assets	70,269	55,533

Property and equipment, net	117,298	135,292
Goodwill	20,579	20,579
Other assets	4,015	3,710

Total assets	$212,161	$215,114

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,033	$31,982
Deferred revenue	49,479	42,644
Accrued tool sets	4,019	3,906
Other current liabilities	747	748

Total current liabilities	96,278	79,280

Deferred tax liabilities	2,900	1,538
Other liabilities	10,081	10,034

Total liabilities	109,259	90,852

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.0001 par value, 100,000,000 shares authorized, 28,174,995 shares issued and 26,744,050 shares outstanding at September 30, 2006 and 28,230,286 shares issued and 26,799,341 shares outstanding at June 30, 2007	3	3
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Paid-in capital	124,804	130,567
Treasury stock, at cost, 1,430,945 shares at September 30, 2006 and at June 30, 2007	(30,029)	(30,029)
Retained earnings	8,124	23,721

Total shareholders’ equity	102,902	124,262

Total liabilities and shareholders’ equity	$212,161	$215,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Net revenues	$84,134	$85,176	$258,332	$266,361

Operating expenses:
Educational services and facilities	44,779	46,137	127,852	136,186
Selling, general and administrative	33,644	33,343	95,995	104,504

Total operating expenses	78,423	79,480	223,847	240,690

Income from operations	5,711	5,696	34,485	25,671

Other (income) expense:
Interest income	(820)	(511)	(2,441)	(1,789)
Interest expense	11	11	38	33

Total other income	(809)	(500)	(2,403)	(1,756)

Income before income taxes	6,520	6,196	36,888	27,427
Income tax expense	2,022	2,340	13,808	10,542

Net income	$4,498	$3,856	$23,080	$16,885

Earnings per share:
Net income per share — basic	$0.16	$0.14	$0.82	$0.63

Net income per share — diluted	$0.16	$0.14	$0.81	$0.62

Weighted average number of common shares outstanding:
Basic	27,949	26,780	28,002	26,762

Diluted	28,321	27,393	28,491	27,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at September 30, 2006	28,175	$3	$124,804	(1,431)	$(30,029)	$8,124	$102,902
Cumulative effect of the adoption of SAB 108, net of $830 for taxes	—	—	—	—	—	(1,288)	(1,288)

Balance at October 1, 2006	28,175	3	124,804	(1,431)	(30,029)	6,836	101,614
Net income	—	—	—	—	—	16,885	16,885
Issuance of common stock under employee plans	55	—	438	—	—	—	438
Tax benefit from employee stock plans	—	—	(18)	—	—	—	(18)
Stock-based compensation	—	—	5,343	—	—	—	5,343

Balance at June 30, 2007	28,230	$3	$130,567	(1,431)	$(30,029)	$23,721	$124,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended
	June 30,
	2006	2007
Cash flows from operating activities:
Net income	$23,080	$16,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,150	14,227
Bad debt expense	3,812	2,221
Stock-based compensation	3,375	5,343
Deferred income taxes	(1,827)	(810)
Loss on disposal of property and equipment	190	460
Changes in assets and liabilities:
Receivables	4,794	(215)
Prepaid expenses and other current assets	(1,141)	406
Other assets	259	190
Accounts payable and accrued expenses	(7,165)	(6,748)
Deferred revenue	(3,370)	(6,835)
Income tax payable (receivable)	(2,836)	1,180
Accrued tool sets and other current liabilities	(587)	(112)
Other liabilities	111	(158)

Net cash provided by operating activities	28,845	26,034

Cash flows from investing activities:
Purchase of property and equipment	(35,100)	(37,994)
Proceeds from sale of property and equipment	3	16
Proceeds received upon maturity of investments	16,260	—

Net cash used in investing activities	(18,837)	(37,978)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	2,653	438
Purchases of treasury stock	(15,030)	—
Repayment of long-term debt borrowings	(6)	—
Bank overdrafts	4,181	—
Excess tax benefit from stock-based compensation	1,032	8

Net cash (used in) provided by financing activities	(7,170)	446

Net increase in cash and cash equivalents	2,838	(11,498)
Cash and cash equivalents, beginning of period	52,045	41,431

Cash and cash equivalents, end of period	$54,883	$29,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED), continued
(In thousands)

	For the Nine Months Ended
	June 30,
	2006	2007

Supplemental disclosure of cash flow information:
Taxes paid	$17,790	$11,655

Interest paid	$34	$29

Training equipment obtained in exchange for services	$2,279	$1,104

Accrued capital expenditures	$3,063	$1,079

Construction in progress financed by construction liability	$3,072	$—

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
2. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006.
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
3. Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the manner in which uncertainties in income taxes that are recognized in accordance with SFAS No. 109, “Accounting for Income Taxes,” should be accounted for by providing recognition and measurement guidance and disclosure provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, “Definition of Settlement in FASB FIN 48,” which provides guidance on how to determine whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits and shall be applied upon the initial adoption of FIN 48. We expect to adopt FIN 48 effective October 1, 2007 and believe our adoption will not have a material impact on our consolidated financial statements or disclosures.
          In February 2007, the FASB issued FSP FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. For a publicly traded company, SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. We believe our adoption of SFAS No. 158 and FSP FAS 158-1 will not have a material impact on our consolidated financial statements or disclosures.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as certain nonfinancial instruments, at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. We do not currently hold any financial instruments which are subject to SFAS No. 159 and will consider the provisions of this statement at the time we first recognize an eligible item.
          In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application encouraged. We have adopted the provisions of SAB 108 effective October 1, 2006 with a net charge to retained earnings of $1.3 million for the matter described below. Prior to adopting SAB 108, we used the balance sheet approach for quantifying misstatements.
          During the three months ended December 31, 2006, we evaluated the calculation of the accrual for our field sales representative bonus plan and subsequently determined there was an error in the calculation. More specifically, we determined that not all tuition revenue for graduates with multiple enrollment sequences was being included in the related calculations resulting in an understatement of compensation expense during the period from June 2002 through September 30, 2006. We determined, as of September 30, 2006, that the cumulative effect of this error totaled $2.1 million on a pretax basis and $1.3 million after tax. We have also determined that this amount accumulated over time and that the financial statements of all prior annual and interim periods were not materially misstated as a result of this error. Not all of our field sales representatives were impacted by this error; however, we made retroactive payments to the impacted sales representatives during our third quarter. The following is a summary of the adjustments made to our consolidated balance sheet as of October 1, 2006 to reflect our adoption of SAB 108:

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
4. Weighted Average Number of Common Shares Outstanding
          Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months and nine months ended June 30, 2007, 1,084,219 shares and 1,073,696 shares, respectively, and for the three months and nine months ended June 30, 2006, 653,868 shares and 605,053 shares, respectively, which could be issued under outstanding options, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.
          The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Basic common shares outstanding	27,949	26,780	28,002	26,762
Dilutive effect of options and restricted shares related to employee stock plans	372	613	489	474

Diluted common shares outstanding	28,321	27,393	28,491	27,236

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
5. Property and Equipment
          Property and equipment, net consist of the following:

	September 30,	June 30,
	2006	2007

Land	$3,832	$3,832
Buildings and building improvements	42,349	62,142
Leasehold improvements	24,405	27,126
Training equipment	46,539	54,426
Office and computer equipment	25,879	26,676
Curriculum development	508	544
Internally developed software	4,720	5,578
Vehicles	739	622
Construction in progress	12,187	5,500

	161,158	186,446
Less accumulated depreciation and amortization	(43,860)	(51,154)

	$117,298	$135,292

          At September 30, 2006, construction in progress included $6.8 million related to construction of our new Sacramento, California campus building and $2.7 million related to construction at our Orlando, Florida campus.
6. Accounts Payable and Accrued Expenses
          Accounts payable and accrued expenses consist of the following:

	September 30,	June 30,
	2006	2007
Accounts payable	$6,257	$4,180
Accrued compensation and benefits	22,582	19,432
Other accrued expenses	13,194	8,370

	$42,033	$31,982

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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
          In May 2007, we received letters from the Offices of the Attorney General of the State of Arizona and the State of Illinois requesting information related to relationships between us and student loan lenders. We have submitted timely responses to these requests and have not received subsequent communication from the states Attorneys General.
          As we previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We filed a motion for summary judgment and by minute entry dated December 22, 2005, the Arizona Superior Court granted our motion on all claims. The plaintiffs filed a motion requesting that the court amend and vacate its minute entry. The Court denied plaintiffs’ motion on March 30, 2006. On May 1, 2006, the Court entered final judgment in our favor and against plaintiffs on all claims. On July 31, 2006, plaintiffs filed an appeal of the Superior Court’s decision with the Arizona Court of Appeals. Subsequently, plaintiffs filed a motion for consideration of an additional case precedent. On May 22, 2007, the Arizona Court of Appeals reversed the lower court’s decision and remanded this matter for consideration by the Arizona Superior Court on the basis that factual questions exist. On July 9, 2007, the Court of Appeals denied our Motion for Reconsideration. On July 24, 2007, we filed an appeal to the Arizona Supreme Court seeking reversal of the Arizona Court of Appeals decision.
Licensing Agreement
          In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade name, trade dress and other intellectual property in connection with the operations of our campuses and courses. We are required to pay royalties based upon our net revenue and sponsor revenue, as defined in the agreement, commencing July 1, 2007 and ending upon expiration of the agreement on December 31, 2017. The agreement requires minimum royalty payments of $0.5 million and $1.5 million in calendar years 2007 and 2008, respectively. The minimum royalty payments increase by $0.05 million in each calendar year subsequent to 2008.
8. Common Shareholders’ Equity
Management Incentive Compensation Plans
          We maintain the Management 2002 Stock Option Program (2002 Plan) and the 2003 Incentive Compensation Plan (2003 Plan), formerly known as the 2003 Stock Incentive Plan.
          The 2002 Plan and the 2003 Plan are described, and informational disclosures are provided, on pages F-26 through F-29 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006.
          On February 28, 2007, our stockholders approved amendments to the 2003 Plan to, among other things: permit the grant of stock units and performance units; revise the business criteria used for awards qualifying as performance-based compensation under Section 162(m) of the Internal Revenue Code; and permit the grant of cash bonuses under the 2003 Plan that would qualify as performance-based compensation under Section 162(m). The 2003 Plan was also amended to require that all options and stock appreciation rights have an exercise price per share equal to the fair market value of the common stock on the date of grant.

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
          The following table illustrates the assumptions used for grants made:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Expected lives (in years)	6.25	—	6.25	6.25
Risk-free interest rate	4.9%	—	4.3% - 4.9%	4.5% - 4.7%
Dividend yield	—	—	—	—
Expected volatility	41.8%	—	41.8% - 42.9%	38.7% - 41.2%
          The following table summarizes stock option activity for the nine months ended June 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value
Outstanding at September 30, 2006	2,694	$21.44	7.62	$20,915
Granted	63	$22.91
Exercised	(17)	$20.51
Expired or forfeited	(85)	$24.80

Outstanding at June 30, 2007	2,655	$21.38	6.91	$11,507

Stock options exercisable at June 30, 2007	1,689	$18.55	6.31	$10,896

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
          The following table summarizes restricted stock activity for the nine months ended June 30, 2007:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested restricted stock at September 30, 2006	119	$23.17
Awarded	305	$23.60
Vested	(27)	$23.25
Forfeited	(19)	$23.44

Nonvested restricted stock at June 30, 2007	378	$23.50

          The following table summarizes the operating expense line and the impact on net income in the consolidated statements of income in which stock-based compensation has been recorded:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Educational services and facilities	$127	$213	$353	$543
Selling, general and administrative	987	1,771	3,022	4,800

Total stock-based compensation expense	$1,114	$1,984	$3,375	$5,343

Incremental tax rate	39.1%	38.6%	39.1%	38.6%
Income tax benefit	$436	$766	$1,320	$2,063

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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2007
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total

Net revenues	$80,081	$4,053	$84,134	$80,702	$4,474	$85,176
Operating income (loss)	$5,784	$(73)	$5,711	$5,597	$99	$5,696
Depreciation and amortization	$3,461	$102	$3,563	$5,550	$125	$5,675
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$211,087	$3,317	$214,404	$210,388	$4,726	$215,114

	Nine Months Ended			Nine Months Ended
	June 30, 2006			June 30, 2007
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total

Net revenues	$246,795	$11,537	$258,332	$253,248	$13,113	$266,361
Operating income (loss)	$34,692	$(207)	$34,485	$25,890	$(219)	$25,671
Depreciation and amortization	$9,839	$311	$10,150	$13,881	$346	$14,227
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$211,087	$3,317	$214,404	$210,388	$4,726	$215,114

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
10. Subsequent Event
          On July 18, 2007, we sold our facilities and assigned our rights and obligations under our ground lease at our Sacramento, California campus for $40.8 million. We paid $0.6 million in transaction costs, received net proceeds of $40.1 million and realized a $0.2 million pretax gain on the transaction during our fourth quarter. Concurrent with the sale and assignment, we leased back the buildings and land for a period of 15 years at an annual rent of $3.8 million subject to escalation under certain circumstances. We have the option to renew the lease four times equally over a 20 year period. We determined that the transaction met the criteria for sale leaseback and operating lease accounting treatment. Accordingly, subsequent to this filing, we have removed the facilities from our balance sheet and will defer and amortize the gain on the transaction on a straight-line basis over the initial lease term.
          The future minimum lease payments under the initial 15 year term of the related lease agreement are as follows:

Years ending September 30, 2007	$1,072
2008	3,787
2009	3,787
2010	3,787
2011	3,787
Thereafter	41,021

$57,241

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
Overview
          Our net revenues for the third quarter were $85.2 million, an increase of 1.2% from the prior year and our net income for the third quarter was $3.9 million, a decrease of 14.3% from the prior year. Our decrease in net income is due to lower capacity utilization in conjunction with higher depreciation and an increase in need based tuition scholarships and higher military and veteran discounts partially offset by a decrease in advertising expense and bad debt expense.
          We increased available seating capacity by approximately 16% since the beginning of our 2006 fiscal year. We completed our permanent location in Sacramento, California in April 2007 with seating capacity of 2,100 students and expanded capacity at our Orlando, Florida location by 935 seats through the expansion of our automotive program during 2006.
          Recruitment efforts and student starts lag the prior year due to a variety of factors. Average undergraduate full-time student enrollment decreased 3.5% to 14,630 for the three months ended June 30, 2007, as compared to 15,166 for the three months ended June 30, 2006. Average undergraduate full-time student enrollment decreased 2.0% to 15,998 for the nine months ended June 30, 2007, as compared to 16,324 for the nine months ended June 30, 2006. The decline in student starts has deteriorated from a decrease of 1.5% for the three months ended March 31, 2007 to a decrease of 12.0% for the three months ended June 30, 2007 when compared to the same periods in the prior year. A strong labor market across the country coupled with affordability concerns associated with climbing interest rates and increased gas and housing prices have made it more challenging and expensive to recruit and start students.
          Our lead flow during the three months ended June 30, 2007 declined 8.8% when compared to the three months ended June 30, 2006 and declined 22.2% when compared to the three months ended March 31, 2007. However, our lead flow during the nine months ended June 30, 2007 increased 8.8% when compared to the nine months ended June 30, 2006. We continue to face challenges in converting our leads into student enrollments. As a result, we are focused on evaluating our lead and conversion trends to re-deploy our spending to areas that have proven successful and eliminate spending in areas that have not been as productive. Additionally, during the third quarter of 2007, we examined and reorganized our field sales territories to better align our sales force into geographic areas where our sales force historically has been successful.
          Historically, we have been able to overcome such external forces by modifying educational programs, utilizing different pricing strategies and investing in sales and marketing. In response to both the external environment and internal operational issues, we have implemented a plan that focuses on stabilizing and improving key operating efforts. We are uncertain when we may fully realize the benefits of these efforts.

          The regulatory environment related to Title IV funding and lender practices continues to evolve. As a result of the changing environment and the affordability concerns of our students, we are in the process of identifying additional lenders, funding sources and programs to provide more options for our students. We expect these changes to increase our bad debt expense in future periods.
          We completed a sale and leaseback transaction on our Sacramento, California campus on July 18, 2007, in which we sold our facilities and assigned our ground lease for $40.8 million, received net proceeds of $40.1 million and realized a $0.2 million pretax gain on the transaction during our fourth quarter. Concurrent with the sale and assignment, we leased back the buildings and land for 15 years and have the option to renew for up to 20 years. We are in the process of negotiating a similar transaction with our Norwood, Massachusetts campus.
          As described in Note 3 to the interim condensed consolidated financial statements, we adopted Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year financial Statements” effective October 1, 2006. During the three months ended December 31, 2006, we evaluated the calculation of the accrual for our field sales representative bonus plan and subsequently determined there was an error in the calculation. More specifically, we determined that not all tuition revenue for graduates with multiple enrollment sequences was being included in the related calculations resulting in an understatement of compensation expense during the period from June 2002 through September 30, 2006. We determined, as of September 30, 2006, that the cumulative effect of this error totaled $2.1 million on a pretax basis and $1.3 million after tax. We have also determined that this amount accumulated over time and that the financial statements of all prior annual and interim periods were not materially misstated as a result of this error. Not all of our field sales representatives were impacted by this error; however, we made retroactive payments to the impacted sales representatives during our third quarter. The following is a summary of the adjustments made to our consolidated balance sheet as of October 1, 2006 to reflect our adoption of SAB 108:

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

Results of Operations
          The following table sets forth selected statements of operations data as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	53.2%	54.2%	49.5%	51.1%
Selling, general and administrative	40.0%	39.1%	37.2%	39.3%

Total operating expenses	93.2%	93.3%	86.7%	90.4%

Income from operations	6.8%	6.7%	13.3%	9.6%

Interest income	-1.0%	-0.6%	-0.9%	-0.7%

Total other income	-1.0%	-0.6%	-0.9%	-0.7%

Income before income taxes	7.8%	7.3%	14.2%	10.3%
Income tax expense	2.4%	2.8%	5.3%	4.0%

Net income	5.4%	4.5%	8.9%	6.3%

          Capacity utilization is the ratio of our average undergraduate full-time student enrollment to seating available. The following table sets forth our capacity utilization during each of the periods indicated and the number of seats available at the end of each of the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Capacity utilization	61.4%	57.4%	66.1%	62.7%
Seating available	24,685	25,500	24,685	25,500

          Management evaluates operating income with and without the impact from new campus revenues and expenses. The following table sets forth data for our new campuses in each of the periods indicated. We begin to incur a majority of new campus costs in the nine month period prior to the new campus opening. Our new campuses typically become profitable within the first 12 months of operations and are no longer considered to be a new campus after one full fiscal year of operation. We believe that including this additional information provides increased transparency and improves the ability to evaluate our operating results.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006(1)	2007(2)	2006(1)	2007(2)
	(In thousands)		(In thousands)
Net revenues	$4,994	$4,198	$12,179	$11,621

Operating expenses:
Educational services and facilities	4,685	4,028	10,977	9,831
Selling general and administrative	2,775	1,501	7,813	5,152

Total operating expenses	7,460	5,529	18,790	14,983

Loss from operations	$(2,466)	$(1,331)	$(6,611)	$(3,362)

New campus activity as a percentage of total net revenue:

Net revenues	5.9%	4.9%	4.7%	4.4%

Operating expenses:
Educational services and facilities	5.6%	4.7%	4.2%	3.7%
Selling general and administrative	3.3%	1.8%	3.0%	1.9%

Total operating expenses	8.9%	6.5%	7.2%	5.6%

Loss from operations	-3.0%	-1.6%	-2.5%	-1.2%

Capacity utilization	21.8%	33.6%	19.1%	32.5%

Seating available	3,720	2,100 (3)	3,720	2,100 (3)

(1)	Includes net revenue and operating expenses for our Norwood, Massachusetts campus which opened in June 2005 and our Sacramento, California campus which opened in October 2005.

(2)	Includes net revenue and operating expenses for our Sacramento, California campus.

(3)	In April 2007 we took occupancy of our second building and in May 2007 we vacated our temporary space resulting in a net increase of 300 seats at our Sacramento, California campus.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 and Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006
          Net revenues. Our net revenues for the three months ended June 30, 2007 were $85.2 million, representing an increase of $1.0 million, or 1.2%, as compared to net revenues of $84.1 million for the three months ended June 30, 2006. Our net revenues for the nine months ended June 30, 2007 were $266.4 million, representing an increase of $8.0 million, or 3.1%, as compared to net revenues of $258.3 million for the nine months ended June 30, 2006.
          We began teaching classes at our Norwood, Massachusetts and Sacramento, California campuses in June 2005 and October 2005, respectively, and we expanded the automotive program at our Orlando, Florida campus in September 2006. Average undergraduate full-time student enrollments at these campuses increased 1,096 or 33.0% and 1,240 or 38.7% for the three months and nine months ended June 30, 2007, respectively. Our net revenues at our Norwood, Sacramento and Orlando campuses increased $6.7 million and $21.5 million for the three months and nine months ended June 30, 2007, respectively. The increase in net revenues is a result of the increase in average undergraduate full-time student enrollment at these campuses, as well as tuition increases of between 3% and 5%, depending on the program, our change in policy reducing the number of free course retakes from two to one and an increase in the number of students taking two courses at a time offset by an increase in need based tuition scholarships and higher military and veteran discounts.
          In addition to the increases related to the expansions described above, net revenues for all campuses, other than our Norwood, Sacramento and Orlando campuses, increased due to tuition increases of between 3% and 5%, depending on the program and our change in policy reducing the number of free course retakes from two to one. The change in our retake policy resulted in additional revenue of $0.6 million and $1.7 million for the three months and nine months ended June 30, 2007, respectively. The change in the number of students taking two courses at a time resulted in a decrease in net revenues of $0.8 million and an increase in net revenues of $0.8 million for the three months and nine months ended June 30, 2007, respectively.
          The increases in net revenues described above were offset by decreases in average undergraduate full-time student enrollment at all campuses, other than our Norwood, Sacramento and Orlando campuses, of 1,632 or 13.8% and 1,566 or 11.9% for the three months and nine months ended June 30, 2007, respectively. Additionally, there was an increase in need based tuition scholarships, higher military and veteran discounts as well as other minor reductions at all campuses, other than our Norwood, Sacramento and Orlando campuses, of $0.7 million and $1.7 million for the three months and nine months ended June 30, 2007, respectively.
          Educational services and facilities expenses. Our educational services and facilities expenses increased $1.4 million and $8.3 million for the three months and nine months ended June 30, 2007, respectively.

          The following table sets forth the significant components of our educational services and facilities expenses:

			% of Net Revenues
	Three Months		Three Months		Impact on
	Ended June 30,		Ended June 30,		Operating
	2006	2007	2006	2007	Margin

Compensation and related costs	$25,565	$24,924	30.4%	29.3%	1.1%
Other educational services and facilities expenses	9,499	9,062	11.2%	10.6%	0.6%
Occupancy costs	6,789	7,226	8.1%	8.5%	-0.4%
Depreciation expense	2,926	4,925	3.5%	5.8%	-2.3%

	$44,779	$46,137	53.2%	54.2%	-1.0%

			% of Net Revenues
	Nine Months		Nine Months		Impact on
	Ended June 30,		Ended June 30,		Operating
	2006	2007	2006	2007	Margin

Compensation and related costs	$72,962	$75,249	28.2%	28.3%	-0.1%
Other educational services and facilities expenses	26,985	27,447	10.5%	10.2%	0.3%
Occupancy costs	19,598	21,311	7.6%	8.0%	-0.4%
Depreciation expense	8,307	12,179	3.2%	4.6%	-1.4%

	$127,852	$136,186	49.5%	51.1%	-1.6%

          We began teaching at our Norwood, Massachusetts and Sacramento, California campuses in June 2005 and October 2005, respectively, and we expanded the automotive program at our Orlando, Florida campus in September 2006. The expansion of these campuses resulted in an increase in depreciation expense, occupancy costs and compensation and related costs. Depreciation expense increased $0.7 million and $1.8 million for the three months and nine months ended June 30, 2007, respectively. During our third quarter, we exited two facilities and recorded an out of period cost of approximately $1.0 million in depreciation expense related to assets which were not fully depreciated. Occupancy costs increased $0.2 million and $0.6 million for the three months and nine months ended June 30, 2007, respectively. Compensation and related costs increased $1.4 million and $5.1 million for the three months and nine months ended June 30, 2007, respectively.
          The increase in compensation and related costs attributable to the expansions described above was offset by a decrease in expense of $2.0 million and $2.8 million for the three months and nine months ended June 30, 2007, respectively, at all campuses, other than our Norwood, Sacramento and Orlando campuses. The decrease is due to lower instructor salaries related to the decline in our average undergraduate full-time student enrollment and bonus expense resulting from not meeting all of our bonus criteria for our fiscal year ending September 30, 2007.
               Selling, general and administrative expenses. Our selling, general and administrative expenses decreased $0.3 million and increased $8.5 million for the three months and nine months ended June 30, 2007, respectively.

          The following table sets forth the significant components our selling, general and administrative expenses:

			% of Net Revenues
	Three Months		Three Months		Impact on
	Ended June 30,		Ended June 30,		Operating
	2006	2007	2006	2007	Margin

Compensation and related costs	$17,847	$19,183	21.2%	22.5%	-1.3%
Other selling, general and administrative expenses	8,484	8,108	10.1%	9.5%	0.6%
Advertising costs	5,850	5,142	7.0%	6.0%	1.0%
Bad debt expense	1,463	910	1.7%	1.1%	0.6%

	$33,644	$33,343	40.0%	39.1%	0.9%

			% of Net Revenues
	Nine Months		Nine Months		Impact on
	Ended June 30,		Ended June 30,		Operating
	2006	2007	2006	2007	Margin

Compensation and related costs	$54,336	$59,597	21.0%	22.4%	-1.4%
Other selling, general and administrative expenses	22,813	23,467	8.9%	8.9%	0.0%
Advertising costs	15,034	19,219	5.8%	7.2%	-1.4%
Bad debt expense	3,812	2,221	1.5%	0.8%	0.7%

	$95,995	$104,504	37.2%	39.3%	-2.1%

          The increase in compensation and related costs is primarily due to increases in salaries and bonus expense and stock-based compensation expense. Salaries and bonus expense increased $0.5 million and $2.6 million for the three months and nine months ended June 30, 2007, respectively, primarily due to annual merit increases and market adjustments partially offset by a decrease in bonus plan expenses resulting from not meeting all of our bonus criteria for our fiscal year ending September 30, 2007. Stock-based compensation expense increased $0.8 million and $1.8 million for the three months and nine months ended June 30, 2007, respectively, primarily due to the timing of annual stock-based compensation grants.
          We continue to evaluate the results of our advertising spending. Although increased spending led to increased lead flow, these efforts have not converted to contracts at the level anticipated. As a result, we have lowered spending in areas which have not been productive and focused our efforts in areas which have proven to be effective. This decreased our advertising costs for the three months ended June 30, 2007 by $0.7 million and increased by $4.2 million for the nine months ended June 30, 2007. We have started the development of new advertisements and promotional materials specifically targeted to our potential students and, as a result, expect future costs to increase.
          Our focused efforts on collection activities led to lower out of school student balances and a lower bad debt expense for the three months and nine months ended June 30, 2007.
          During the third quarter, as part of our internal financial aid compliance efforts we identified approximately $0.3 million of federal aid that we anticipate returning to the federal government. The $0.3 million was recorded to bad debt expense as we did not satisfy all verification requirements or related regulation timeframes to retain the funds for the period July 1, 2006 to June 30, 2007.
          Interest income. Our cash available for investment has declined as a result of our investment in our campus properties and our repurchase of shares of our common stock during the year ended September 30, 2006. As a result, our interest income decreased $0.3 million and $0.6 million for the three months and nine months ended June 30, 2007, respectively.
          Income taxes. Our provision for income taxes was $2.3 million, or 37.8% of pre-tax income, and $10.5 million, or 38.4% of pre-tax income, for the three months and nine months ended June 30, 2007, respectively. During the third quarter of 2007, we signed a non-binding letter of intent and have been negotiating the sale and leaseback of our campus located in Norwood, Massachusetts. In connection with the development and construction of our campus, we claimed Massachusetts state investment tax credits which can be used to offset our future Massachusetts state income tax liabilities. If we are able to complete the sale of the campus, we will lose the related state income tax credits and will be required to write-off the associated deferred income tax assets which totaled $0.9 million as of June 30, 2007.
          Our provision for income taxes was $2.0 million, or 31.0% of pretax income, and $13.8 million, or 37.4% of pretax income, for the three months and nine months ended June 30, 2006, respectively. The lower effective rates in the prior year were attributable to the release of tax reserves due to the closure of a tax year subject to audit. In the third quarter of 2006, we recognized $0.8 million as additional paid-in capital in connection with the release of tax reserves.
Liquidity and Capital Resources
          We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $26.0 million for the nine months ended June 30, 2007, as compared to $28.8 million for the nine months ended June 30, 2006.
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
     Operating Activities
          For the nine months ended June 30, 2007, our cash flows provided by operating activities were $26.0 million resulting from net income of $16.9 million with adjustments of $21.4 million for non-cash and other items which were partially offset by $12.3 million related to the change in our operating assets and liabilities.
          For the nine months ended June 30, 2007, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $14.2 million, substantially all of which was depreciation, stock-based compensation of $5.3 million and bad debt expense of $2.2 million.

          For the nine months ended June 30, 2006, our cash flows provided by operating activities were $28.8 million resulting from net income of $23.0 million with adjustments of $15.7 million for non-cash and other items which were partially offset by $9.9 million related to the change in our operating assets and liabilities.
          For the nine months ended June 30, 2006, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $10.2 million, substantially all of which was depreciation, bad debt expense of $3.8 million and stock-based compensation of $3.4 million partially offset by a reduction in deferred income taxes of $1.8 million.
     Changes in operating assets and liabilities
          For the nine months ended June 30, 2007, changes in our operating assets and liabilities resulted in cash outflows of $12.3 million. The timing of Title IV disbursements and a lower number of student starts during the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006, resulted in a decrease of $2.5 million in student receivables. The decrease in student receivables was offset by a decrease in the allowance for doubtful accounts of $2.7 million due to the focused efforts on collection activities and lower out of school student balances. These factors also contributed to the decrease in deferred revenue of $6.8 million. The nature of our employee benefit and bonus plans and the timing of payments under those plans resulted in a decrease in accounts payable and other accrued expenses of approximately $6.6 million. The decrease is primarily due to $4.6 million in payments related to our bonus plans, a $2.6 million decrease in accrued salaries due to the timing of our payroll cycle, and $0.9 million in severance payments related to our reduction in force in September 2006 partially offset by an increase of $1.2 million related to other employee benefit plans. The change in income taxes from a receivable to a payable position was primarily related to our accrual of estimated taxes of $11.3 million offset by estimated tax payments of $11.7 million and receipt of a federal tax refund of $1.6 million. These changes in our operating assets and liabilities resulted in a decrease in our working capital deficit to $23.7 million at June 30, 2007, as compared to $26.0 million at September 30, 2006.
          For the nine months ended June 30, 2006, cash outflows of $9.9 million related to the change in our operating assets and liabilities and were primarily due to changes in receivables and deferred revenue, accounts payable and accrued expenses, income tax payable and prepaid expenses. The timing of tuition funding resulted in a decrease in accounts receivable of $4.8 million and a decrease in deferred revenue of $3.4 million resulting in combined positive cash flow of $1.4 million. The timing of the payment of our performance bonus for the year ended September 30, 2005 and a bank overdraft of $4.2 million resulted in a decrease in accounts payable and accrued expenses. The decrease in income taxes of $2.8 million was primarily attributable to the timing of estimated tax payments.
          Our days sales outstanding (DSO) in accounts receivable was approximately 16 days at June 30, 2007, compared to approximately 18 days at June 30, 2006. The improvement was primarily attributable to operating efficiencies, the lower number of student starts during the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006, and the ability to request the first disbursement of Title IV funding without a 30 day delay at five of our campuses.
     Investing Activities
          For the nine months ended June 30, 2007, cash flows used in investing activities were $38.0 million and were primarily related to capital expenditures associated with new campus construction and existing campus expansions.
          For the nine months ended June 30, 2006, cash flows used in investing activities were $18.8 million and were primarily related to the purchase of $35.1 million in capital expenditures primarily associated with new campus construction and existing campus expansions offset by proceeds of $16.3 million for the release of our restricted investments that provided cash collateral for our letter of credit issued in favor of the Department of Education.
     Financing Activities
          For the nine months ended June 30, 2007, cash flows provided by financing activities were $0.4 million and were attributable to proceeds received from the issuance of common stock under our employee plans.
          For the nine months ended June 30, 2006, cash flows used in financing activities were $7.2 million and were attributable to the repurchase of our stock for $15.0 million offset by proceeds of $2.6 million received from issuance of common stock under the employee incentive compensation plan, a bank overdraft of $4.2 million resulting from the timing of payments issued through controlled disbursement accounts and $1.0 million related to the tax benefit from stock-based compensation.
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
          On July 18, 2007 we received net proceeds of $40.1 million in connection with the sale of our facilities and assignment of our ground lease at our Sacramento, California campus. For further details on the transaction, see Note 10 to our unaudited condensed consolidated financial statements within Part I, Item I of this report.
          We signed a non-binding letter of intent and have been negotiating the sale of our campus located in Norwood, Massachusetts. We are in the due diligence phase of the negotiations. If we successfully close on the transaction, we intend to lease back the property under an operating lease and do not expect to recognize a significant gain or loss as a result of this transaction.
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
Seasonality and Trends
          Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Student population varies as a result of new student enrollments, graduations and attrition. Historically, our schools have had lower student populations in our third quarter, which ends on June 30, than in the remainder of the year because fewer students are enrolled during the summer months. Our expenses, however, do not vary significantly with changes in our student population and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change however, as a result of new school openings, new program introductions, increased enrollments of adult students, increased investment in sales and marketing or acquisitions. In addition, our net revenues for the first quarter ending December 31 are adversely affected by the fact that we have fewer earning days when our campuses are closed during the calendar year end holiday break and accordingly do not recognize revenue during that period.
Critical Accounting Policies and Estimates
          Our critical accounting policies are disclosed in our 2006 Annual Report on Form 10-K. During the nine months ended June 30, 2007, there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
          For information regarding recent accounting pronouncements, see Note 3 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Historically, our principal exposure to market risk relates to interest rate changes. As of June 30, 2007, we do not have any term debt. Consequently, we believe that we have minimal financial exposure to market risk.
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
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          During July 2007, our Vice President of Financial Operations and Reporting, who was responsible for supervising the daily financial operations, left the company. We do not believe that the departure has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          In May 2007, we received letters from the Offices of the Attorney General of the State of Arizona and the State of Illinois requesting information related to relationships between us and student loan lenders. We have submitted timely responses to these requests and have not received subsequent communication from the states Attorneys General.
          As we previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We filed a motion for summary judgment and by minute entry dated December 22, 2005, the Arizona Superior Court granted our motion on all claims. The plaintiffs filed a motion requesting that the court amend and vacate its minute entry. The Court denied plaintiffs’ motion on March 30, 2006. On May 1, 2006, the Court entered final judgment in our favor and against plaintiffs on all claims. On July 31, 2006, plaintiffs filed an appeal of the Superior Court’s decision with the Arizona Court of Appeals. Subsequently, plaintiffs filed a motion for consideration of an additional case precedent. On May 22, 2007, the Arizona Court of Appeals reversed the lower court’s decision and remanded this matter for consideration by the Arizona Superior Court on the basis that factual questions exist. On July 9, 2007, the Court of Appeals denied our Motion for Reconsideration. On July 24, 2007, we filed an appeal to the Arizona Supreme Court seeking reversal of the Arizona Court of Appeals decision.
Item 1A. RISK FACTORS
          Information regarding risk factors appears in Part I, Item 3 of this report under the heading “Cautionary Factors That May Affect Future Results” and in Part IA of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006.
          The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our 2006 Annual Report on Form 10-K.
          We rely heavily on the reliability, security, and performance of an internally developed student management and reporting system, and any difficulties in maintaining this system may result in service interruptions, decreased customer service, or increased expenditures.
          The software that underlies our student management and reporting has been developed primarily by our own employees. The reliability and continuous availability of this internal system is critical to our business. Any interruptions that hinder our ability to timely deliver our services, that materially impact the efficiency or cost with which we provide these services, or our ability to attract and retain computer programmers with knowledge of the appropriate computer programming language, would harm our reputation, profitability, ability to conduct business and ability to prepare financial reports. In addition, many of the software systems we currently use will need to be enhanced over time or replaced with equivalent commercial products, either of which could entail considerable effort and expense.
     Our computer systems as well as those of our service providers are vulnerable to interruption, malfunction or damage due to events beyond our control, including malicious human acts, natural disasters, and network and communications failures. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system failures that interrupt our ability to process information in a timely manner could have a material adverse effect on our operations.
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

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: August 9, 2007	By:	/s/ Jennifer L. Haslip
Jennifer L. Haslip
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.