Form 10-K
period 2007-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2007-11-29
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

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

As of November 20, 2007, 28,267,450 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the Company’s most recently completed second fiscal quarter (March 31, 2007) was approximately $525,502,608 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

UNIVERSAL TECHNICAL INSTITUTE, INC.

INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2007

i

PART I

ITEM 1.	BUSINESS

Overview

We are a provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at 10 campuses across the United States. We also offer manufacturer specific advanced training (MSAT) programs that are sponsored by the manufacturer or dealer, at 18 dedicated training centers. For the twelve months ended September 30, 2007, our average undergraduate enrollment was 15,856 full-time students. We have provided technical education for over 40 years.

We believe the market for qualified service technicians is large and growing. In the most recent data provided, the U.S. Department of Labor estimated that in 2004 there were approximately 803,000 working automotive technicians in the United States, and this number was expected to increase by 16% from 2004 to 2014. Other 2004 estimates provided by the U.S. Department of Labor indicate that from 2004 to 2014 the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair, are expected to increase by 14%, 10%, 14% and 15%, respectively. This need for technicians is due to a variety of factors, including technological advancement in the industries our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service, as well as an aging and retiring workforce that generally requires training to keep up with technological advancements and maintain its technical competency. As a result of these factors, there will be an average of approximately 52,400 new job openings annually for new entrants from 2004 to 2014 in the fields we serve, according to data collected by the U.S. Department of Labor. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers which can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.

We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Through our relationships with OEMs, we are able to continuously refine and expand our programs and curricula. We believe our industry-oriented educational philosophy and national presence have enabled us to develop valuable industry relationships which provide us with significant competitive strength and support our market leadership. We are a primary, and often the sole, provider of manufacturer-based training programs pursuant to written agreements with various OEMs whereby we offer technician training programs using OEM provided vehicles, equipment, specialty tools and curricula. These OEMs include: Audi of America; American Honda Motor Co., Inc.; BMW of North America, LLC; Ford Motor Co.; Harley-Davidson Motor Co.; International Truck and Engine Corp.; Kawasaki Motors Corp., U.S.A.; Mercedes-Benz USA, LLC; Mercury Marine; Nissan North America, Inc.; Porsche Cars of North America, Inc.; Toyota Motor Sales, U.S.A., Inc.; Volkswagen of America, Inc.; Volvo Cars of North America, Inc. and Volvo Penta of the Americas, Inc. In addition, we provide technician training programs pursuant to verbal agreements with the following OEMs: American Honda Motor Co., Inc.; American Suzuki Motor Corp; Mercury Marine and Yamaha Motor Corp., USA.

Through our campus-based undergraduate programs, we offer specialized technical education under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). The majority of our undergraduate programs are designed to be completed in 12 to 18 months and culminate in an associate of occupational studies (AOS) degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $17,300 to $40,500 per program, primarily depending on the nature and length of the program. Upon completion of one of our automotive or diesel undergraduate programs, qualifying students have the opportunity to enroll in one of the manufacturer specific advanced training programs that we offer. These manufacturer programs are offered in a facility in which the OEM supplies the vehicles, equipment, specialty tools and curricula. Tuition for these advanced training programs is paid by each participating OEM or dealer in return for a commitment by the student to work for a dealer of that OEM upon graduation. We also provide continuing education and training to experienced technicians at our customers’ sites or in our training facilities.

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

In Part III of this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2008 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or before January 28, 2008, our proxy statement for the 2008 Annual Meeting of Stockholders will be filed with the SEC and available on our website at www.uticorp.com under the “Company Info — Investor Relations — SEC Filings” captions.

Information relating to corporate governance at UTI, including our Code of Conduct for all of our employees and our Supplemental Code of Ethics for our Chief Executive Officer and senior financial officers, and information concerning Board Committees, including Committee charters, is available on our website at www.uticorp.com under the “Company Info — Investor Relations — Corporate Governance” captions. We will provide any of the foregoing information without charge upon written request to Universal Technical Institute, Inc., 20410 North 19th Avenue, Suite 200, Phoenix, Arizona 85027, Attention: Investor Relations.

Business Strategy

Our goal is to maintain and strengthen our role as a leading provider of post-secondary technical education services. We intend to pursue the following strategies to attain this goal:

•	Increase Capacity Utilization. Since the beginning of our 2006 fiscal year, we have opened new campuses and expanded or reconfigured existing campuses, resulting in an increase of our available seating capacity by approximately 16% to 25,480 seats at September 30, 2007. Our average undergraduate full-time student enrollment was 15,856 students for the year ended September 30, 2007. Capacity utilization is the ratio of our average undergraduate full-time student enrollment to total seats available. That ratio was 62% at September 30, 2007.

•	Increase Recruitment and Marketing. Since our founding in 1965, we have grown our business and expanded our campus footprint to establish a national presence. Through the UTI, MMI and NASCAR Technical Institute brands, our undergraduate campuses and advanced training centers currently provide us with local representation covering several geographic regions across the United States. Supporting our campuses, we maintain a national recruiting network of approximately 250 education representatives who are able to identify, advise and enroll students from all 50 states and U.S. territories. During the third quarter of 2007, we reorganized our field sales territories to better align our sales force into geographic areas where our sales forces historically have been successful. We are modifying our marketing strategy, focusing our message to reach a broader potential student group using a variety of advertising media including television, enthusiast magazines, direct mail, the internet, radio and print materials at a local, regional and national level. We are also evaluating our lead and conversion trends to re-deploy our advertising in areas that have proven successful while eliminating spending in areas that have not been as productive.

•	Increase Funding Opportunities. We have identified a lack of funding alternatives for our potential students, who are not able to fully fund their education through traditional financial aid packages, as one of the factors contributing to our lower average student enrollments in the current year. In an effort to narrow the funding gap experienced by our students, we have increased access to funding sources including alternative student loan options, a military veteran tuition discount program and a need-based scholarship program.

The alternative loan options provided to our students require us to share the related risk with the lenders by paying the lenders discounts on the loan amounts provided to our students or entering into loan recourse arrangements. Under the discount agreements with the lenders, we are required to pay discounts ranging from 5% to 70% of the student loan amount, based on specific criteria in each agreement and the risk associated with the student borrower. These payments result in reductions to our tuition revenue on a pro-rata basis over the length of the student programs. Under these agreements, the full loan balance is applied to the individual student’s tuition requirements.

In addition to alternative loan options, we offer tuition discount programs for honorably discharged military veterans and dislocated workers and a need-based scholarship program to assist students in covering the cost of their education. Additionally, UTI participates in a number of internally-funded skills competitions in which high school students who exhibit exceptional technical skills are awarded scholarships to attend technical training. The amount of the discount or scholarship varies depending upon the program, region and campus. In most cases, the scholarship awards are reflected as tuition reductions, applied pro-rata over the course of the program.

•	Expand Program Offerings. As the industries we serve become more technologically advanced, the requisite training necessary to prepare qualified technicians continues to increase. We continually work with our industry customers to expand and adapt our course offerings to meet their needs for skilled technicians. In fiscal year 2007, we introduced the Cummins diesel technician training program, a twelve-week elective that is offered at our Avondale, Arizona campus. We also entered into a training contract with Freightliner, LLC for a diesel technician training program that we plan to offer at our Avondale, Arizona campus beginning in the middle of fiscal 2008.

•	Seek Additional Industry Relationships. We work closely with OEMs to develop brand-specific education programs. Participating manufacturers typically assist us in developing course content and curricula, and provide us with equipment, specialty tools and parts at reduced prices or at no charge. Subject to employment commitments made by the student, the manufacturer or dealer pays the full tuition of each student enrolled in our advanced training programs. Our collaboration with OEMs enables us to provide highly specialized education to our students, resulting in improved employment opportunities and the potential for higher wages for graduates. We actively seek to develop new relationships with leading OEMs, dealership networks and other industry participants focusing on the automotive and diesel industries. Securing such relationships should support undergraduate enrollment growth, diversify tuition funding sources and increase program offerings. We believe that these relationships are also valuable to our industry partners since our programs provide them with a steady supply of highly trained service technicians and are a cost-effective alternative to in-house training. These relationships support the development of incremental revenue opportunities from training the OEMs’ existing employees.

We also offer training for other sectors of the industry such as motor freight companies, tier one suppliers and firms that employ skilled technicians and benefit from employees possessing the skills that we teach. The training is performed at the customers’ sites, UTI sites or at third party locations using curricula developed by UTI or supplied by the customer or the OEM. These training relationships provide new sources of revenue, establish new employment opportunities for our graduates and enhance UTI’s position as a provider of training for the industry.

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

•	Open New Campuses. We will continue to identify new markets that we believe will complement our established campus network and support further growth. We believe that there are a number of local markets, in regions where we do not currently have a campus, with both pools of interested prospective students and career opportunities for graduates. By establishing campuses in these locations, we believe that we will be able to supply skilled technicians to local employers, as well as provide educational opportunities for students otherwise unwilling or unable to relocate to acquire a post-secondary education. Additional locations will also provide us with an opportunity to provide continuing and advanced training to the existing workforces in the industries we serve. We expect that the size of our future campuses will vary based on the size of the specific market and programs offered. We do not anticipate opening any new campuses in fiscal 2008.

•	Find Alternate Uses for Space. During fiscal 2008, we plan to focus on finding alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities. We anticipate using a portion of our space to provide training programs for new industry relationships.

•	Consider Strategic Acquisitions. We selectively consider acquisition opportunities that, among other factors, would complement our program offerings, benefit from our resources and scale in marketing and whose administration could be integrated into our existing operations.

Schools and Programs

Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). The majority of our undergraduate programs are designed to be completed in 12 to 18 months and culminate in an associate of occupational studies degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $17,300 to $40,500 per program, depending on the nature and length of the program. Our campuses are accredited and our undergraduate programs are eligible for federal Title IV student financial aid funding. Upon completion of one of our automotive or diesel undergraduate programs, qualifying students have the opportunity to apply for enrollment in one of our manufacturer specific advanced training programs. These programs are offered in facilities in which OEMs supply the vehicles, equipment, specialty tools and curricula. In most cases, tuition for the advanced training programs is paid by each participating OEM or dealer in return for a commitment by the student to work for a dealer of that OEM upon graduation. We also provide continuing education and training to experienced technicians.

Our undergraduate schools and programs are summarized in the following table:

		Date Training
Brand	Location	Commenced	Principal Programs

UTI	Avondale, Arizona	1965	Automotive; Diesel & Industrial; Automotive/Diesel; Automotive/Diesel & Industrial
UTI	Houston, Texas	1983	Automotive; Diesel & Industrial; Automotive/Diesel; Automotive/Diesel & Industrial; Collision Repair and Refinishing
UTI	Glendale Heights, Illinois	1988	Automotive; Diesel & Industrial; Automotive/Diesel; Automotive/Diesel & Industrial
UTI	Rancho Cucamonga, California	1998	Automotive
UTI	Exton, Pennsylvania	2004	Automotive; Diesel & Industrial; Automotive/Diesel & Industrial
UTI	Sacramento, California	2005	Automotive; Automotive/Diesel & Industrial; Collision Repair and Refinishing
UTI	Norwood, Massachusetts	2005	Automotive; Diesel & Industrial; Automotive/Diesel & Industrial
MMI	Phoenix, Arizona	1973	Motorcycle
UTI/MMI	Orlando, Florida	1986	Automotive; Motorcycle; Marine
NTI	Mooresville, North Carolina	2002	Automotive with NASCAR

Universal Technical Institute (UTI)

UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are master certified by the National Automotive Technicians Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE). We are continuing the NATEF certification application process for our diesel program at our Exton, Pennsylvania campus and all programs at our Norwood, Massachusetts and Sacramento, California campuses. In order to apply for NATEF certification, a school must meet the ASE curriculum requirements and have also graduated its first class. Students have the option to enhance their training through the Ford Accelerated Credential Training (FACT) elective at all UTI campuses. We also offer the Toyota Professional Automotive Technician (TPAT) elective at our Glendale Heights, Illinois campus; the Toyota Professional Collision Training (TPCT) elective at our Houston, Texas campus; the BMW FastTrack elective at our Rancho Cucamonga, California and Avondale, Arizona campuses; the Nissan Automotive Technician Training (NATT) program at our Houston, Texas; Mooresville, North Carolina; Sacramento, California and Orlando, Florida campuses; the International Truck Elective Program (ITEP) at our Glendale Heights, Illinois campus; and the Cummins Engine (Cummins) elective at our Avondale, Arizona campus.

•	Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. The program ranges from 51 to 88 weeks in duration, and tuition ranges from approximately $24,300 to $33,900. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. In addition, we have developed a 30-week automotive program for which we have received licensing and accreditation approval allowing us to offer it at our Houston, Texas campus and we are in the process of seeking approval to offer the program at our Mooresville, North Carolina campus.

•	Diesel & Industrial Technology. Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. The program is 45 to 57 weeks in duration and tuition ranges from approximately $22,000 to $27,000. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•	Automotive/Diesel Technology. Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. The program ranges from 69 to 84 weeks in duration and tuition ranges from approximately $28,900 to $36,700. Graduates of this program typically can work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships.

•	Automotive/Diesel & Industrial Technology. Established in 1970, the Automotive/Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 90 weeks in duration and tuition ranges from approximately $30,200 to $40,500. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including material handling, construction, transport refrigeration or farming.

•	Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program teaches students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program ranges from 51 to 54 weeks in duration and tuition ranges from approximately $24,600 to $27,300. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•	Motorcycle. Established in 1973, the MMI program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 48 to 72 weeks in duration and tuition ranges from approximately $17,300 to $26,000. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by six major motorcycle manufacturers. We have written agreements relating to motorcycle elective programs with BMW of North America, LLC; Harley-Davidson Motor Co.; and Kawasaki Motors Corp., U.S.A. In addition, we have verbal understandings relating to motorcycle elective programs with American Honda Motor Co., Inc.; American Suzuki Motor Corp.; and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co., Inc.; Harley-Davidson Motor Co. and Kawasaki Motors Corp., U.S.A. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting our course development, equipment and product donations, and instructor training. The verbal understandings referenced may be terminated without cause by either party at any time.

•	Marine. Established in 1991, the MMI program is designed to teach students how to diagnose, service and repair boats and personal watercraft. The program is 60 weeks in duration and tuition is approximately $24,000. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers and we have verbal agreements relating to marine elective programs with American Honda Motor Co., Inc.; Mercury Marine; American Suzuki Motor Corp. and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co. Inc.; Kawasaki Motors Corp., U.S.A.; Mercury Marine and Volvo Penta of the Americas, Inc. These marine manufacturers support us through their endorsement of our curricula content, assisting with course development, equipment and product donations, and instructor training. The verbal understandings referenced may be terminated without cause by either party at any time.

NASCAR Technical Institute (NTI)

Established in 2002, NTI offers the same type of automotive training as UTI, but with additional NASCAR-specific courses. In addition to the training received in our Automotive Technology program, students have the opportunity to learn first-hand with NASCAR engines and equipment and to learn specific skills required for entry-level positions in automotive and racing-related career opportunities. The program ranges from 48 to 78 weeks in duration and tuition ranges from $24,900 to $36,500. Similar to graduates of the Automotive Technology program, NTI graduates are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. For those students who have trained in our NASCAR technology program, from the opening of NTI through fiscal 2006, approximately 18% have found employment opportunities to work in racing-related industries.

Manufacturer Specific Advanced Training Programs

Our advanced programs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive program may apply to be selected for these programs. The programs range from 8 to 27 weeks in duration and tuition is paid by the manufacturer or dealer, subject to employment commitments made by the student. The manufacturer also supplies vehicles, equipment, specialty tools and curricula for the courses. Pursuant to written agreements, we offer manufacturer specific advanced training programs for the following OEMs: Audi of America; BMW of North America, LLC; International Truck and Engine Corp.; Mercedes-Benz USA, LLC; Porsche Cars of North America, Inc.; Volkswagen of America, Inc.; and Volvo Cars of North America, Inc.

•	Audi. We have a written agreement with Audi of America whereby we provide Audi Academy training programs at our Avondale, Arizona and Exton, Pennsylvania training facilities using vehicles, equipment, specialty tools and curricula provided by Audi. This agreement expires on December 31, 2008 and may be terminated for cause by either party.

•	BMW. We have a written agreement with BMW of North America, LLC whereby we provide BMW’s Service Technician Education Program (STEP) at our Avondale, Arizona; Orlando, Florida; Upper Saddle River, New Jersey; Houston, Texas and Rancho Cucamonga, California training facilities using vehicles, equipment, specialty tools and curricula provided by BMW. This agreement expires on December 31, 2008 and may be terminated for cause by either party.

•	International Truck. We have a written agreement with International Truck and Engine Corp. whereby we provide the International Technician Education Program (ITEP) training program at our training facility in Glendale Heights, Illinois using vehicles, equipment, specialty tools and curricula provided by International Truck. This agreement expires on December 31, 2008 and may be terminated without cause by either party upon 180 days written notice.

•	Mercedes-Benz. We have a written agreement with Mercedes-Benz USA, LLC whereby we provide the Mercedes-Benz ELITE training programs at our Rancho Cucamonga, California; Houston, Texas; Orlando, Florida; Glendale Heights, Illinois and Norwood, Massachusetts training facilities using vehicles, equipment, specialty tools and curricula provided by Mercedes-Benz. We also provide the Mercedes-Benz ELITE Collision Repair Training (CRT) program at our Houston, Texas training facility. The agreement expires on December 31, 2008 and may be terminated without cause by either party upon 60 days written notice.

•	Porsche. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program (PTAP) at the Porsche Training Center in Atlanta, Georgia using vehicles, equipment, specialty tools and curricula provided by Porsche. This agreement expires on September 30, 2008 and may be terminated without cause by Porsche upon 30 days written notice.

•	Volkswagen. We have a written agreement with Volkswagen of America, Inc. whereby we provide Volkswagen Academy Technician Recruitment Program (VATRP) training at our Rancho Cucamonga, California and Exton, Pennsylvania training facilities using tools, equipment and vehicles provided by Volkswagen. This agreement expires on December 31, 2008 and may be terminated for cause by either party.

•	Volvo. We have a written agreement with Ford Motor Company whereby we conduct Volvo’s Service Automotive Factory Education (SAFE) program training at our training facility in Avondale, Arizona using vehicles, equipment, specialty tools and curricula approved by Volvo. This agreement expires on December 31, 2007.

Dealer/Industry Training

Technicians in all of the industries we serve are in regular need of training or certification on new technologies. Manufacturers are outsourcing a portion of this training to education providers such as UTI. We currently provide dealer technician training to manufacturers such as: American Honda Motor Co., Inc.; BMW of North America, LLC; Harley-Davidson Motor Co.; International Truck and Engine Corp.; Kawasaki Motors Corp. U.S.A.; Mercedes-Benz USA, LLC; Mercury Marine; Schlumberger Technology Corporation; smart USA Distributor, LLC; Volkswagen of America, Inc. and Volvo Penta of the Americas, Inc.

Industry Relationships

We have a network of industry relationships that provide a wide range of strategic and financial benefits, including product/financial support, licensing and manufacturer training.

•	Product/Financial Support. Product/financial support is an integral component of our business strategy and is present throughout our schools. In these relationships, sponsors provide their products, including equipment and supplies, at reduced or no cost to us, in return for our use of those products in the classroom. In addition, they may provide financial sponsorship to either us or our students. Product/financial support is an attractive marketing opportunity for sponsors because our classrooms provide them with early access to the future end-users of their products. As students become familiar with a manufacturer’s products during training, they may be more likely to continue to use the same products upon graduation. Our product support relationships allow us to minimize the equipment and supply costs in each of our classrooms and significantly reduce the capital outlay necessary for operating and equipping our campuses.

An example of a product/financial support relationship is:

•	Snap-on Tools. Upon graduation from our undergraduate programs, students receive a Snap-on Tools entry-level tool set having an approximate retail value of $1,000. We purchase these tool sets from Snap-on Tools at a discount from their list price pursuant to a written agreement which expires in January 2009. In the context of this relationship, we have granted Snap-on Tools exclusive access to our campuses to display tool related advertising, and we have agreed to use Snap-on Tools equipment to train our students. We receive credits from Snap-on Tools for student tool kits that we purchase and any additional purchases made by our students. We can then redeem those credits to purchase Snap-on Tools equipment and tools for our campuses at the full retail list price.

•	Licensing. Licensing agreements enable us to establish meaningful relationships with key industry brands. We pay a licensing fee and, in return, receive the right to use a particular industry participant’s name or logo in our promotional materials and on our campuses. We believe that our current and potential students generally identify favorably with the recognized brand names licensed to us, enhancing our reputation and the effectiveness of our marketing efforts.

An example of a licensing arrangement is:

•	NASCAR. In July 1999, we entered into a licensing arrangement with NASCAR and became its exclusive education provider for automotive technicians. This written agreement was renewed during fiscal 2007 and now expires on December 31, 2017. The agreement may be terminated for cause by either party at any time prior to its expiration. In July 2002, the NASCAR Technical Institute opened in Mooresville, North Carolina. This relationship provides us with access to the network of NASCAR sponsors, presenting us with the opportunity to enhance our product support relationships. The popular NASCAR brand name combined with the opportunity to learn on high-performance cars is a powerful recruiting and retention tool.

•	Manufacturer Training. Manufacturer training relationships provide benefits to us that impact each of our education programs. These relationships support entry-level training tailored to the needs of a specific manufacturer, as well as continuing education and training of experienced technicians. In our entry-level programs, students receive training and certification on a given manufacturer’s products. In return, the manufacturer supplies vehicles, equipment, specialty tools and parts, and assistance in developing curricula. Students who receive this training are often certified to work on that manufacturer’s products when they complete the program. The certification typically leads to both improved employment opportunities and the potential for higher wages. Manufacturer training relationships lower the capital investment necessary to equip our classrooms and provide us with a significant marketing advantage. In addition, through these relationships, manufacturers are able to increase the pool of skilled technicians available to service and repair their products.

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

Examples of manufacturer training relationships include:

•	American Honda Motor Co., Inc. We provide marine and motorcycle training for experienced American Honda technicians utilizing training materials and curricula provided by American Honda. Pursuant to written agreements, our instructors provide motorcycle and marine dealer training at American Honda-authorized training centers across the United States. The marine dealer training agreement expires on June 30, 2009 and the motorcycle dealer training agreement expires on September 30, 2010. These agreements may be terminated for cause by American Honda at any time prior to their expiration. Pursuant to verbal agreements, we oversee the administration of the motorcycle training program, including technician enrollment, and American Honda supports our campus Hon Tech training program by donating equipment and providing curricula.

•	Ford Motor Company. Pursuant to a written agreement, we offer the Ford Accelerated Credential Training (FACT) elective to all of the students in our Automotive, Automotive/Diesel, Automotive/Diesel & Industrial and Automotive with NASCAR programs. The FACT elective is a 15-week course in Ford-specific training, during which students are able to earn Ford certifications. Ford Motor Company provides the curriculum, vehicles, specialty equipment and other training aids used for the FACT elective. This agreement has an indefinite term and may be terminated without cause by either party upon six months written notice.

•	Mercedes-Benz USA, LLC. Pursuant to a written agreement, we offer various Mercedes-Benz ELITE training programs. The Mercedes-Benz ELITE Technician Training program is a 16-week advanced training program that enables students to earn Mercedes-Benz training credits in service maintenance, diagnosis and repair of most Mercedes-Benz vehicle systems. In addition, we provide Mercedes-Benz ELITE Dealer Product training, ELITE Collision Repair Technology training, ELITE Service Advisor training and ELITE Sales Consultant training at the Mercedes-Benz ELITE training centers located at various UTI campuses. Graduates of UTI’s Automotive, Automotive/Diesel and Collision Repair and Refinishing Technology programs may apply for one of these Mercedes-Benz ELITE programs. Tuition for the program is paid by the manufacturer. All curricula, vehicles, specialty tools and training aids for these programs are provided by Mercedes-Benz. This agreement expires on December 31, 2008 and may be terminated without cause by either party upon 30 days written notice.

•	Toyota. Pursuant to a written agreement with Toyota Motor Sales, U.S.A., Inc., we offer the Toyota Professional Automotive Technician (TPAT) program, a Toyota, Lexus and Scion brand-specific training program at our Glendale Heights, Illinois campus. The program uses training and course materials as well as training vehicles and equipment provided by Toyota. This agreement was renewed during fiscal 2007 and expires on July 31, 2012 and may be terminated without cause by either party upon 30 days written notice.

•	Nissan. Pursuant to a written agreement with Nissan North America, Inc., we offer the Nissan Automotive Technician Training (NATT) program, a Nissan and Infiniti branded vehicle training program at our Orlando, Florida; Mooresville, North Carolina; Sacramento, California and Houston, Texas campuses. The NATT program uses training and course materials as well as training vehicles and equipment provided by Nissan. The agreement was renewed during fiscal 2007 and expires on April 4, 2008 and may be terminated without cause by either party upon 30 days written notice.

Student Recruitment Model

We strive to increase our campus enrollment and profitability through a dual-pronged sales approach and a marketing approach designed to maximize market penetration. Our strategy is to recruit a geographically dispersed and demographically diverse student body. Due to the diverse backgrounds and locations of students who attend our schools, we utilize a variety of marketing techniques to recruit applicants to our programs, including:

•	Field-Based Representatives. Our field-based education representatives recruit prospective students primarily from high schools across the country. Over the last three fiscal years, approximately 60% of our student population has been recruited directly out of high school. Currently, we have approximately 160 field-based education representatives with assigned territories covering the United States and U.S. territories. Our field-based education representatives recruit students by making career presentations at high schools and direct presentations at the homes of prospective students.

Our reputation in local, regional and national business communities, endorsements from high school guidance counselors and the recommendations of satisfied graduates and employers are some of our most effective recruiting tools. Accordingly, we strive to build relationships with the people who influence the career decisions of prospective students, such as vocational instructors and high school guidance counselors. We conduct seminars for high school career counselors and instructors at our training facilities and campuses as a means of further educating these individuals on the merits of our programs.

Our military representatives develop relationships with military personnel and provide information about our training programs. We deliver career presentations to soldiers who are approaching their date of separation or have recently separated from the military as a means of further educating these individuals on the merits of our technical training programs.

•	Campus-Based Representatives. In addition to our field-based education representatives, we employ campus-based representatives to recruit students. These representatives respond to targeted marketing leads and inbound inquiries to directly recruit new students, typically adults looking to change careers or return to school, from across the United States. Currently, we have approximately 90 campus-based education representatives. Since working adults tend to start our programs throughout the year instead of in the fall as is most typical of traditional school calendars, these students help balance our enrollment throughout the year.

•	Marketing and Advertising. We make use of multiple direct and indirect marketing and advertising channels aimed at prompting a broad group of prospective students to contact us. We select various advertising methods on a national, regional and local basis to target enrollments at our campuses and to support field sales. We target enthusiasts at approximately 120 motor sports and industry related events through event marketing. We also employ targeted direct mailings and maintain a proprietary database that enables us to reach both high school students and working adults throughout the year.

Student Admissions and Retention

We currently employ approximately 250 field and campus based education representatives who work directly with prospective students to facilitate the enrollment process. At each campus, student admissions are overseen by an admissions department that reviews each application. Different programs have varying admissions standards. For example, applicants for programs offered at our Avondale location, which offers an associate of occupational studies (AOS) degree, must be at least 16 years of age and provide proof of either: high school graduation, or its equivalent, certification of high school equivalency (G.E.D.); successful completion of a degree program at the post-secondary level; or successful completion of home schooling. Students who present a diploma or certificate evidencing completion of home schooling or an online high school program are required to take and pass an entrance exam. Applicants at all other locations must meet the same requirements, or be at least 21 years of age and have the ability to benefit from the training as demonstrated by personal interviews and performance on the Wonderlic Basic Skills Exam. Students who are beyond the age of compulsory attendance and have completed a high school program, but have not passed a state required high school completion exam where required, may also apply to attend through the ability to benefit option, and must meet the same criteria outlined above. Students enrolling at UTI campuses in California are required by state law to complete and achieve a passing score on an entrance exam prior to being accepted into a program.

To maximize student persistence, we have student services professionals and other resources to assist and advise students regarding academic, financial, personal and employment matters. Our consolidated student completion rate is approximately 70%, which we believe compares favorably with the student completion rates of other providers of comparable educational/training programs.

Enrollment

We enroll students throughout the year. For the twelve months ended September 30, 2007, we had an average enrollment of 15,856 full-time undergraduate students, representing a decrease of approximately 3% as compared to the twelve months ended September 30, 2006. We are a provider of post-secondary education in our fields of study in the United States. Currently, our student body is geographically diverse, with a majority of our students at most campuses having relocated to attend our programs. For the twelve months ended September 30, 2005, 2006 and 2007 we had average undergraduate enrollments of 15,390, 16,291 and 15,856, respectively.

Graduate Placement

Securing employment opportunities for our graduates is critical to our ability to attract high quality prospective students. Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our placement rate for fiscal years 2006 and 2005 was 91%. The placement calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2005 to September 30, 2006 and October 1, 2004 to September 30, 2005, respectively. For fiscal 2006, UTI had 11,892 total graduates, of which 11,496 were available for employment. Of those graduates available for employment, 10,470 were employed at the time of reporting, for a total of 91%. For fiscal 2005, UTI had 10,568 total graduates, of which 10,300 were available for employment. Of those graduates available for employment, 9,367 were employed at the time of reporting, for a total of 91%. In an effort to maintain our high placement rates, we offer an on-going program of employment search assistance to our students. Our schools develop job opportunities and referrals, instruct active students on employment search and interviewing skills, provide access to reference materials and assistance with the composition of resumes. We also seek out employers who may participate in our Tuition Reimbursement Incentive Program (TRIP), whereby employers assist our graduates with their tuition obligation by paying back a portion or all of their student loans. We believe that our employment services program provides our students with a more compelling value proposition and enhances the employment opportunities for our graduates.

Faculty and Employees

Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. Our existing instructors have an average of four years of teaching experience and our average undergraduate student-to-teacher ratio is approximately 22-to-1.

Each school’s support team typically includes a campus president, an education director, an admissions director, a financial aid director, a student services director, employment services director, accounting manager and facilities director. As of September 30, 2007, we had approximately 2,105 full-time employees, including approximately 515 student support employees and approximately 890 full-time instructors.

Our employees are not represented by labor unions and are not subject to collective bargaining agreements. We have never experienced a work stoppage, and we believe that we have a good relationship with our employees. However, if we open new campuses, we may encounter employees who desire or maintain union representation.

Competition

Our main competitors are other proprietary career-oriented and technical schools, including Lincoln Technical Institute, a wholly-owned subsidiary of Lincoln Educational Services Corporation, WyoTech, which is owned by Corinthian Colleges, Inc. and traditional two-year junior and community colleges. We compete at a local and regional level based primarily on the content, visibility and accessibility of academic programs, the quality of instruction and the time necessary to enter the workforce. We believe that our industry relationships, size, brand recognition, reputation and nationwide recruiting system provide UTI a competitive advantage.

Environmental Matters

We use hazardous materials at our training facilities and campuses, and generate small quantities of regulated waste, including used oil, antifreeze, paint and car batteries. As a result, our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. We are also required to obtain permits for our air emissions, and to meet operational and maintenance requirements, including periodic testing, for an underground storage tank located at one of our properties. In the event we do not maintain compliance with any of these laws and regulations, or if we are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties.

Regulatory Environment

Our schools and students participate in a variety of government-sponsored financial aid programs to assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED). In our 2007 fiscal year, we derived approximately 68% of our net revenues from Title IV Programs.

To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED, and be certified as an eligible institution by ED. For these reasons, our schools are subject to extensive regulatory requirements imposed by all of these entities.

State Authorization

Each of our schools must be authorized by the applicable education agency of the state in which the school is located to operate and to grant degrees, diplomas or certificates to its students. Our schools are subject to extensive, ongoing regulation by each of these states. State authorization is also required for an institution to become and remain eligible to participate in Title IV Programs. In addition, our schools are required to be authorized by the applicable state education agencies of certain other states in which our schools recruit students. Currently, each of our schools is authorized by the applicable state education agency or agencies.

The level of regulatory oversight varies substantially from state to state, and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by ED, and some states require schools to post a surety bond. Currently, we have posted surety bonds on behalf of our schools and education representatives with multiple states of approximately $14.7 million. We believe that each of our schools is in substantial compliance with state education agency requirements. If any one of our schools lost its authorization from the education agency of the state in which the school is located, that school would be unable to offer its programs and we could be forced to close that school. If one of our schools lost its authorization from a state other than the state in which the school is located, that school would not be able to recruit students in that state.

Due to state budget constraints in some of the states in which we operate, it is possible that those states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs, a change of control or the hiring or placement of new education representatives, could prevent us from making, or delay our ability to make, such changes.

As of July 1, 2007, the California Bureau for Private Postsecondary and Vocational Education (BPPVE), the state authorizing agency for our two campuses located in California, ceased operations following the expiration of the agency’s governing state statute. As permitted by state law, UTI has signed a voluntary agreement with the California Department of Consumer Affairs whereby our California campuses will continue to operate in accordance with the provisions of the expired BPPVE statute until February 2008. Under that voluntary agreement, the licenses and approvals of our California campuses that were valid as of June 30, 2007 will remain in effect until February 2008. Various legislative proposals are being considered by the California legislature, however it is unclear what the regulatory structure and requirements will be in the State of California after that time. ED has provided guidance that the expiration of the BPPVE statute will not affect a school’s ability to participate in Title IV programs. However, our ability to make any substantive changes at our California campuses, including offering new programs, is uncertain, given the unknown nature of the continuing regulatory framework in the state.

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

Accreditation by an accrediting commission recognized by ED is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. All of our schools are accredited by the Accrediting Commission of Career Schools and Colleges of Technology, or ACCSCT, an accrediting commission recognized by ED. With the exception of our NASCAR Technical Institute (NTI); our Exton, Pennsylvania campus; our Norwood, Massachusetts campus; and our Sacramento, California campus, all of our campuses are on the same accreditation cycle, having achieved a five-year grant of accreditation in February 2004. NTI received a five-year grant of accreditation in December 2003. Our Exton, Pennsylvania campus received a five-year grant of accreditation in October 2006. Our Norwood, Massachusetts campus received its initial two-year grant of accreditation in July 2005 and is awaiting finalization of its renewal of accreditation. Our Sacramento, California campus received its initial two-year grant of accreditation effective December 2005 and is in the renewal process. We believe that each of our schools is in substantial compliance with ACCSCT accreditation standards. If any one of our schools lost its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school. An accrediting commission may place a school on “reporting status” to monitor one or more specified areas of performance in relation to the accreditation standards. A school placed on reporting status is required to report periodically to the accrediting commission on that school’s performance in the area or areas specified by the commission. Currently, none of our campuses are on reporting status.

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

Students at our schools receive grants and loans to fund their education under the following Title IV Programs: (1) the Federal Family Education Loan, or FFEL, program; (2) the Federal Pell Grant, or Pell, program; (3) the Federal Supplemental Educational Opportunity Grant, or FSEOG, program; and (4) the Federal Perkins Loan, or Perkins, program.

FFEL.  Under the FFEL program, banks and other lending institutions make loans to students or their parents. If a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by ED. Students with financial need qualify for interest subsidies while in school and during grace periods. In our 2007 fiscal year, we derived more than 55% of our net revenues from the FFEL program.

Pell.  Under the Pell program, ED makes grants to students who demonstrate financial need. In our 2007 fiscal year, we derived approximately 7% of our net revenues from the Pell program.

FSEOG.  FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. We are required to provide funding for 25% of all awards made under this program. In our 2007 fiscal year, we derived less than 1% of our net revenues from the FSEOG program.

Perkins.  Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the school’s revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the federal award year that extends from July 1, 2007 through June 30, 2008, ED will not disburse any new federal funds to any schools for Perkins loans due to federal appropriations limitations; however, schools may continue to make new Perkins loans to students out of their existing revolving accounts. In our 2007 fiscal year, we derived less than 1% of our net revenues from the Perkins program.

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

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as eligible by ED. ED will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act of 1965, as amended, and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. All of our schools are certified to participate in Title IV Programs.

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

In July 2006, ED began its recertification process for our campuses. Upon completion of its review, ED did not impose provisional certification requirements on any of our campuses. ED certified our Houston, Texas campus and its additional locations to participate in Title IV Programs through March 2012. ED certified our Avondale and Phoenix, Arizona campuses and their additional locations to participate in Title IV Programs through September 2010.

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

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.  Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the Higher Education Act (HEA) approximately every six years, and last reauthorized it in 1998. From 2004 to 2007, Congress temporarily extended and re-extended most of the then existing provisions of the HEA, pending completion of the formal reauthorization process. In 2007, some provisions of the HEA were revised by other Congressional legislation. Congress continues to consider additional changes to legislation that may affect the Title IV Programs. There has been extensive scrutiny of the relationships between student loan lenders and Title IV-eligible institutions. We expect that legislation and new ED regulations will be enacted within the next six months. UTI is closely monitoring these developments and has sought to proactively address its lending relationships and processes to support compliance with the anticipated new laws and regulations.

We believe that Congress will either complete its reauthorization of the HEA or further extend additional provisions of the HEA in 2008. Many changes to the HEA are likely to result from the reauthorization and any extension of the remaining provisions of the HEA; however, we cannot predict the changes that Congress will make. In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Since a significant percentage of our net revenues is derived from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding, or reduces the ability of our schools or students to participate in Title IV Programs, could reduce our student enrollment and net revenues. Congressional action may also increase our administrative costs and require us to modify our practices in order for our schools to comply with Title IV Program requirements.

In September 2007, the College Access and Affordability Act was signed into law. This new law increases Pell Grants, gradually reduces the interest rate on federal Stafford loans by half over five years, and provides broader access to the grant and loan programs. The funds used to support these changes, however, are coming exclusively from the reduction of federal subsidies for the private loan lenders involved in the Federal Family Education Loan Programs and the related costs may be passed to students through increased fees and reduced borrower benefits.

The “90/10 Rule.”  A proprietary institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue, as defined by ED regulations, for any fiscal year from Title IV Programs. Any institution that violates this rule becomes ineligible to participate in Title IV Programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and is unable to apply to regain its eligibility until the next fiscal year. If one of our institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated the percentage of revenue derived from Title IV Programs for each of our institutions for our 2005, 2006 and 2007 fiscal years, and determined that none of our institutions derived more than 90% of its revenue from Title IV Programs for any fiscal year. For our 2007 fiscal year, our institutions’ 90/10 Rule percentages ranged from 67% to 70%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenue from Title IV Programs for any fiscal year.

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

None of our institutions has had an FFEL cohort default rate of 25% or greater for any of the federal fiscal years 2003, 2004 and 2005, the three most recent years for which ED has published such rates. The following table sets forth the FFEL cohort default rates for our institutions for those years.

	FFEL Cohort Default Rate
Institution	2003	2004	2005

Universal Technical Institute of Arizona, Inc.	5.9%	6.7%	4.7%
Universal Technical Institute of Phoenix, Inc.	6.9%	10.2%	7.0%
Universal Technical Institute of Texas, Inc.	10.0%	11.9%	5.4%

An institution whose cohort default rate under the FFEL program is 25% or greater for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins program exceeds 15% for any federal award year, the twelve-month period from July 1 through June 30, may be placed on provisional certification status by ED for up to four years. None of our institutions are on provisional status with ED.

An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. All of our institutions have Perkins cohort default rates less than 20% for students who were scheduled to begin repayment in the federal award year ended June 30, 2005, the most recent federal award year for which ED has published such rates. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years for this reason. For the federal award year ending June 30, 2008, as with the two preceding federal award years, ED will not disburse any new federal funds to any schools for Perkins loans due to federal appropriations limitations. In our 2007 fiscal year, we derived less than 1% of our net revenues from the Perkins program.

Financial Responsibility Standards.  All institutions participating in Title IV Programs must satisfy specific ED standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change of control of the institution.

The most significant financial responsibility measurement is the institution’s composite score which is calculated by ED based on three ratios:

•	the equity ratio which measures the institution’s capital resources, ability to borrow and financial viability;

•	the primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and

•	the net income ratio which measures the institution’s ability to operate at a profit.

ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. If ED determines that an institution does not satisfy it’s financial responsibility standards, depending on the resulting composite score and other factors, that institution may establish its financial responsibility on an alternative basis by:

•	posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during it’s most recently completed fiscal year;

•	posting a letter of credit in an amount equal to at least 10% of such prior year’s Title IV Program funds, accepting provisional certification, complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement; or

•	complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement.

ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc., as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. UTI’s composite score has exceeded the required minimum composite score of 1.5 for each of our fiscal years since 2004.

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

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution’s previous fiscal year. Our fiscal year 2006 and 2007 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.

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

Change of Control.  In addition to school acquisitions, other types of transactions can also cause a change of control. ED, most state education agencies and our accrediting commission all have standards pertaining to the change of control of schools, but these standards are not uniform. ED’s regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. With respect to a publicly-traded corporation, ED regulations provide that a change of control occurs in one of two ways: (a) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control or (b) if the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. These change of control standards are subject to interpretation by ED. Most of the states and our accrediting commission include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected school to have its state authorization and accreditation reaffirmed by that agency. The requirements to obtain such reaffirmation from the states and our accrediting commission vary widely.

A change of control could occur as a result of future transactions in which our company or schools are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. If a future transaction results in a change of control of our company or our schools, we believe that we will be able to obtain all necessary approvals from ED, our accrediting commission and the applicable state education agencies. However, we cannot ensure that all such approvals can be obtained at all or in a timely manner that will not delay or reduce the availability of Title IV Program funds for our students and schools.

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

Administrative Capability.  ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its continued participation. One standard that applies to programs with the stated objective of preparing students for employment requires the institution to show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment. We believe we have made the required showing for each of our applicable programs.

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

All of our existing institutions were granted Title IV recertification in 2006. Our Avondale and Phoenix campuses and their additional locations are fully certified with Program Participation Agreements (PPAs) expiring on September 30, 2010. Our Houston campus and its additional location are fully certified with a PPA expiring March 31, 2012.

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

Predominant Use of One Lender and One Guaranty Agency.  Our students have traditionally received their FFEL student loans from a limited number of lending institutions. For example, in our 2007 fiscal year, one lending institution, Sallie Mae, provided more than 95% of the FFEL loans that our students received. In addition, in our 2007 fiscal year, one student loan guaranty agency, United Student Aid Funds (USAF), guaranteed more than 95% of the FFEL loans that our students received. Sallie Mae and USAF are among the largest student loan lending institutions and guaranty agencies in the United States in terms of loan volume.

Using a limited number of student loan lenders has been our practice for several years. The practice of using a limited number of lenders has come under scrutiny on a nationwide basis in 2007 as a result of investigations and reviews by various states’ Attorneys General, the U.S. Congress and ED. We have consistently focused our lending practices on securing the best terms for our students, while also creating efficient processes and quality customer service. Based on the feedback from ED and other reviewing agencies, we have increased our lending relationships. In August 2007, we distributed a request for information to various lenders and compiled a select list of lenders comprised of five FFEL lenders and four alternative loan providers to assist students in selecting a lender. At the students direction, we will process any qualified lender that a student selects. In addition, we are currently refining our student loan application process and have updated our related website.

ITEM 1A.  RISK FACTORS

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:

This 2007 Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

We undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Industry

Failure of our schools to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding.

In our 2007 fiscal year, we derived approximately 68% of our net revenues from federal student financial aid programs, referred to in this report as Title IV Programs, administered by ED. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our undergraduate schools are subject to extensive regulation by the state education agencies, our accrediting commission and ED. These regulatory requirements cover the vast majority of our operations, including our undergraduate educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new, or expand our existing, undergraduate educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an institution defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state education agencies, our accrediting commission and ED periodically revise their requirements and modify their interpretations of existing requirements.

If our schools failed to comply with any of these regulatory requirements, our regulatory agencies could impose monetary penalties, place limitations on our schools’ operations, terminate our schools’ ability to grant degrees, diplomas and certificates, revoke our schools’ accreditation or terminate their eligibility to receive Title IV Program funds, each of which could adversely affect our financial condition, results of operations and liquidity and impose significant operating restrictions upon us. In addition, the loss by any of our institutions of its accreditation necessary for Title IV Program eligibility, or the loss of any such institution’s eligibility to participate in Title IV Programs, in each case that is not cured within a specified period, constitutes an event of default under our credit facility agreement. We cannot predict with certainty how all of these regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. We believe that we have described the most significant regulatory risks that apply to our schools in the following paragraphs.

Congress may change the law or reduce funding for Title IV Programs which could reduce our student population, net revenues and/or profit margin.

Congress periodically revises the Higher Education Act of 1965, as amended, and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Congress is currently considering reauthorization of the Higher Education Act, but reauthorization is not complete. Any action by Congress that significantly reduces funding for Title IV Programs, such as the new legislation which reduces subsidies available to FFEL lenders resulting in certain lenders no longer providing funding opportunities to our students, or the ability of our schools or students to receive funding through these programs could reduce our student population and net revenues. Congressional action may also require us to modify our practices in ways that could result in increased administrative costs and decreased profitability.

A high percentage of the Title IV student loans our students receive were made by one lender and guaranteed by one guaranty agency which exposes us to financial and regulatory risk.

In our 2007 fiscal year, one lender, Sallie Mae, provided more than 95% of all FFEL loans that our students received and one student loan guaranty agency, USAF, guaranteed more than 95% of the FFEL loans made to our students. Sallie Mae and USAF are among the largest student loan lending institutions and guaranty agencies in the United States in terms of loan volume. If loans made by Sallie Mae or guaranteed by USAF were significantly reduced or no longer available and we were not able to timely identify other lenders and guarantors to make and guarantee Title IV Program loans for our students, there could be a delay in our students’ receipt of their loan funds or in our tuition collection, which would reduce our student population.

During 2007, the widespread practice of schools using a limited number of student loan lenders has come under scrutiny as the result of investigations and reviews by various states’ Attorneys General, the U.S. Congress and ED. These investigations and reviews have resulted in proposed legislative changes at the federal and state levels, proposed new ED regulations, and industry-developed “codes of conduct” adopted by many lenders and institutions which limit lenders’ relationships with schools, provide greater oversight of the types of services provided by lenders and prohibit FFEL lenders from providing other types of funding in exchange for FFEL loan volume. If we are not able to successfully respond to these changes in a timely manner, we could face sanctions by ED, including loss of Title IV eligibility for one or more of our schools.

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

Under the 90/10 Rule, a for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue, as defined by ED, from those programs in any fiscal year. In our 2007 fiscal year, under the regulatory formula prescribed by ED, none of our institutions derived more than 70% of its revenues from Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss would adversely affect our students’ access to various government-sponsored student financial aid programs, which could reduce our student population. We regularly monitor compliance with this requirement in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the threshold, we will evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the 90/10 Rule.

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

If we or our schools do not meet the financial responsibility standards prescribed by ED, we may be required to post letters of credit or our eligibility to participate in Title IV Programs could be terminated or limited which could reduce our student population or impact our cash flow.

To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. We are not currently required to post a letter of credit. We may be required to post letters of credit in the future, which could increase our costs of regulatory compliance. Our inability to obtain a required letter of credit or other limitations on our participation in Title IV Programs could limit our students’ access to various government-sponsored student financial aid programs, which could reduce our student population or impact our cash flow.

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

Due to state budget constraints in some of the states in which we operate, it is possible that some states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs, a change of control or the hiring or placement of new education representatives, could prevent us from making such changes or could delay our ability to make such changes. In July 2007, the California Bureau for Private Postsecondary and Vocational Education (BPPVE), the state agency authorizing our schools in California, ceased operations. We have signed a voluntary agreement with the California Department of Consumer affairs whereby our California campuses will continue to operate in accordance with the expired BPPVE statute until February 2008. However, our ability to make any substantive changes at our California campuses, including offering new programs, is uncertain, given the unknown nature of the continuing regulatory framework in California.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students which could reduce our student population.

A significant number of states are facing budget constraints that are causing them to reduce state appropriations in a number of areas. Many of those states, including California and Pennsylvania, provide financial aid to our students. These and other states may decide to reduce the amount of state financial aid that they provide to students, but we cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding for our students decreases and our students are not able to secure alternative sources of funding, our student population could be reduced.

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

Risks Related to Our Business

If we fail to effectively fill our existing capacity, we may incur higher than anticipated costs and expenses which likely will result in a deterioration of our profitability and operating margins.

We experienced a period of significant growth, opened new campuses and expanded seating capacity from 1998 through 2006. During fiscal 2007, our number of average students decreased which, when combined with the additional capacity created since 1998, has led to underutilized seating capacity throughout 2006 and 2007. Our continuing efforts to fill existing seating capacity may strain our management, operations, employees or other resources. We may not be able to maintain our current seating capacity utilization rates, effectively manage our operation or achieve planned capacity utilization on a timely or profitable basis. If we are unable to fill our underutilized seating capacity, we may experience operating inefficiencies that likely will increase our costs more than we had planned resulting in a deterioration of our profitability and operating margins.

We rely heavily on the reliability, security and performance of an internally developed student management and reporting system, and any difficulties in maintaining this system may result in service interruptions, decreased customer service, or increased expenditures.

The software that underlies our student management and reporting has been developed primarily by our own employees. The reliability and continuous availability of this internal system is critical to our business. Any interruptions that hinder our ability to timely deliver our services, or that materially impact the efficiency or cost with which we provide these services, or our ability to attract and retain computer programmers with knowledge of the appropriate computer programming language, would adversely affect our reputation and profitability and our ability to conduct business and prepare financial reports. In addition, many of the software systems we currently use will need to be enhanced over time or replaced with equivalent commercial products, either of which could entail considerable effort and expense.

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

An increase in interest rates and a tightening of credit markets could adversely affect our ability to attract and retain students.

In recent years, increases in interest rates and a tightening of credit markets have resulted in a less favorable borrowing environment for our students. Much of the financing our students receive is tied to floating interest rates. Therefore, increased interest rates have resulted in a corresponding increase in the cost to our existing and prospective students of financing their studies which has resulted in and could result in further reductions in our student population and net revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation, which could result in a reduction in our student population. In addition, a tightening of credit markets could adversely impact the ability of borrowers with little or poor credit history, such as many of our students, to borrow the necessary funds at an acceptable interest rate.

Lower rates of unemployment and higher fuel prices and living expenses could continue to affect our ability to attract and retain students.

Although demand for our graduates remains high, our ability to increase student enrollments is sensitive to changes in economic conditions and other factors such as lower unemployment, higher fuel prices and living expenses. A strong labor market across the country coupled with affordability concerns associated with increased gas and housing prices have made it more challenging and expensive for us to attract and retain students. During fiscal 2007, our number of average students has declined causing us to invest heavily in sales and marketing efforts and seek out additional funding sources for our students. If these efforts are unsuccessful, our ability to attract and retain students could be adversely affected which could result in a further decline in student enrollments.

Failure on our part to maintain and expand existing industry relationships and develop new industry relationships with our industry customers could impair our ability to attract and retain students.

We have an extensive set of industry relationships that we believe affords us a significant competitive strength and supports our market leadership. These types of relationships enable us to support undergraduate enrollment by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the OEMs. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our existing industry relationships, including those with American Suzuki Motor Corp.; Mercury Marine and Yamaha Motor Corp., USA, are not memorialized in writing and are based on verbal understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be were they in writing. Additionally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students. As a result, our market share and net revenues could decrease.

Competition could decrease our market share and create tuition pricing concerns.

The post-secondary education market is highly competitive. Some traditional public and private colleges and universities, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. Some other for-profit education providers have greater financial and other resources which may, among other things, allow them to secure industry relationships with some or all of the OEMs with which we have relationships or develop other high profile industry relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. In addition, some other for-profit education providers already have a more extended or dense network of schools and campuses than we do, thus enabling them to recruit students more effectively from a wider geographic area.

We may limit tuition increases or increase spending in response to competition in order to retain or attract students or pursue new market opportunities. As a result, our market share, net revenues and operating margin may decrease. We cannot be sure that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not adversely affect our business, financial condition or results of operations.

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner and on a timely basis.

Prospective employers of our graduates demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, collision repair, motorcycle and marine industries. Accordingly, educational programs at our schools must keep pace with those technological advancements. The expansion of our existing programs and the development of new programs may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as the industries we serve require or as quickly as our competitors. If we are unable to adequately respond to changes in market requirements due to unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired and our placement rates could suffer.

We may not be able to retain our key personnel or hire and retain the personnel we need to sustain and grow our business.

Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers who generally have significant experience with our company and within the technical education industry. Our success also depends in large part upon our ability to attract and retain highly qualified faculty, campus presidents, administrators and corporate management. Due to the nature of our business we face significant competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. Furthermore, we do not currently carry “key man” life insurance. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully manage our business.

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

The awareness of our programs among high school graduates and working adults seeking advanced training is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments and impair our ability to increase net revenues or maintain profitability. The following are some of the factors that could prevent us from successfully marketing our programs:

•	student dissatisfaction with our programs and services;

•	diminished access to high school student populations;

•	our failure to maintain or expand our brand or other factors related to our marketing or advertising practices;

•	our inability to maintain relationships with automotive, diesel, collision repair, motorcycle and marine manufacturers and suppliers; and

•	availability of funding sources acceptable to our students.

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

Our acquisition of the parent company of MMI in January 1998 resulted in the recording of goodwill. Goodwill, which relates to the excess of cost over the fair value of the net assets of the business acquired, was $20.6 million at September 30, 2007, representing approximately 8.8% of our total assets at that date.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Campuses and Other Properties

The following sets forth certain information relating to our campuses and other properties:

			Approximate
	Brand	Location	Square Footage	Leased or Owned

Campuses:	UTI	Avondale, Arizona	247,600	Leased
	UTI	Exton, Pennsylvania	178,100	Leased
	UTI	Glendale Heights, Illinois	168,900	Leased
	UTI	Houston, Texas	219,400	Leased
	UTI	Norwood, Massachusetts	225,000	Leased
	UTI	Rancho Cucamonga, California	159,400	Leased
	UTI	Sacramento, California	245,000	Leased
	UTI/MMI	Orlando, Florida	218,900	Leased
	MMI	Phoenix, Arizona	114,800	Leased
	NTI	Mooresville, North Carolina	146,000	Leased
Home Office:	Headquarters	Phoenix, Arizona	74,500	Leased

We completed a sale and leaseback transaction of our Sacramento, California campus on July 18, 2007. Under the terms of the transaction, we sold our facilities and assigned our ground lease for $40.8 million, received net proceeds of $40.1 million and realized a modest pretax loss on the transaction during our fourth quarter. Concurrent with the sale and assignment, we leased back the buildings and land for an initial term of 15 years and have the option to renew for up to an additional 20 years.

We completed a sale and leaseback transaction of our Norwood, Massachusetts campus on October 10, 2007. Under the terms of the transaction, we sold our building and land for $33.0 million, received net proceeds of $32.6 million and realized a modest pretax gain on the transaction which will be amortized over the life of the new lease. Concurrent with the sale, we leased back the building and land for an initial term of 15 years and have the option to renew for up to an additional 20 years.

			Approximate
	Program	Location	Square Footage		Leased or Owned

Advanced Training Centers:	Audi Academy	Avondale, Arizona	9,600		Leased
	Audi Academy	Exton, Pennsylvania	10,500		Leased
	BMW STEP	Avondale, Arizona	8,700		Leased
	BMW STEP	Houston, Texas	7,200		Leased
	BMW STEP	Rancho Cucamonga, California	8,600		Leased
	BMW STEP	Upper Saddle River, New Jersey	7,500	(1)	Leased
	BMW STEP	Orlando, Florida	13,500		Leased
	International Tech Education Program	Glendale Heights, Illinois	11,000		Leased
	Mercedes-Benz ELITE	Rancho Cucamonga, California	10,500		Leased
	Mercedes-Benz ELITE	Orlando, Florida	13,300		Leased
	Mercedes-Benz ELITE & ELITE CRT	Houston, Texas	27,700		Leased
	Mercedes-Benz ELITE	Glendale Heights, Illinois	13,700		Leased
	Mercedes-Benz ELITE	Norwood, Massachusetts	13,000		Leased
	Volkswagen VATRP	Exton, Pennsylvania	6,200		Leased
	Volkswagen VATRP	Rancho Cucamonga, California	8,800		Leased
	Volvo SAFE	Avondale, Arizona	8,300		Leased

(1)	The lease for our Upper Saddle River, New Jersey location expires on December 31, 2007. We will continue teaching the BMW STEP program at a BMW owned facility beginning in April 2008.

All leased properties listed above are leased with remaining terms that range from less than one year to approximately 17 years. Many of the leases are renewable for additional terms at our option.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are periodically subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Based on internal review, we accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party, individually or in the aggregate, will have a material adverse effect on our business, results of operations, cash flows or financial condition.

In October 2007, we received letters from the Department of Education for two of our schools, and in May 2007, we received letters from the Offices of the Attorneys General of the State of Arizona and the State of Illinois. The letters requested information related to our relationships with student loan lenders. We have submitted timely responses to these requests and, as of the date of this report, have not received subsequent communication from the Department of Education or the states’ Attorneys General. In November 2007, we received a request for similar information from the Florida Attorney General’s office. We are in the process of providing a timely response to this request.

As we previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We filed a motion for summary judgment and by minute entry dated December 22, 2005, the Arizona Superior Court granted our motion on all claims. The plaintiffs filed a motion requesting that the court amend and vacate its minute entry. The Court denied plaintiffs’ motion on March 30, 2006. On May 1, 2006, the Court entered final judgment in our favor and against plaintiffs on all claims. On May 22, 2006, plaintiffs filed their notice of appeal with the Arizona Court of Appeals. On May 22, 2007, the Arizona Court of Appeals reversed the lower court’s decision and remanded the trial court’s judgment on the basis that factual questions exist. On July 9, 2007, the Court of Appeals denied our Motion for Reconsideration. On July 24, 2007, we filed a petition for review with the Arizona Supreme Court seeking reversal of the Arizona Court of Appeals decision. On November 26, 2007, we were notified that the Arizona Supreme Court denied review of our pending petition. This matter will return to the Arizona Superior Court. We intend to continue to defend this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF UNIVERSAL TECHNICAL INSTITUTE, INC.

The executive officers of UTI are set forth in this table. All executive officers serve at the direction of the Board of Directors. Mr. White and Ms. McWaters also serve as directors of UTI.

Name	Age	Position

John C. White	59	Chairman of the Board
Kimberly J. McWaters	43	Chief Executive Officer, President and Director
Jennifer L. Haslip	42	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Sherrell E. Smith	44	Senior Vice President of Operations and Education
Joseph R. Cutler	48	Senior Vice President of Field Admissions
Robert K. Adler	44	Vice President of Campus Admissions
Roger L. Speer	49	Senior Vice President of Custom Training Group and Support Services
Chad A. Freed	34	Senior Vice President, General Counsel and Secretary
Larry H. Wolff	48	Senior Vice President and Chief Information Officer
Richard P. Crain	50	Senior Vice President of Marketing

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

Kimberly J. McWaters has served as UTI’s Chief Executive Officer since October 1, 2003 and as a director on UTI’s Board since February 16, 2005. Ms. McWaters has served as UTI’s President since 2000 and served on UTI’s Board from 2002 to 2003. From 1984 to 2000, Ms. McWaters held several positions with UTI including Vice President of Marketing and Vice President of Sales and Marketing. Ms. McWaters also serves as a director of Penske Auto Group, Inc. Ms. McWaters received a BS in Business Administration from the University of Phoenix.

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

Sherrell E. Smith has served as UTI’s Senior Vice President of Operations and Education since July 2006. From 1986 to 2006, Mr. Smith held several positions with UTI including Director of Student Services, Campus President and Senior Campus President of the UTI Arizona campus; Senior Campus President of the UTI Rancho Cucamonga campus and Regional Vice President of Operations. Mr. Smith received a BS in Management from Arizona State University.

Joseph R. Cutler has served as UTI’s Senior Vice President of Field Admissions since February 2007. From 1983 to 2007, Mr. Cutler held several positions with UTI including Admissions Representative, Admissions Field Manager, Director of Admissions, Regional Admissions Director and District Vice President of Admissions. Mr. Cutler received a BS in Criminal Administration of Justice from the University of Louisiana.

Robert K. Adler has served as UTI’s Vice President of Campus Admissions since September 2007. From May 2006 to June 2007, Mr. Adler served as the Campus President of the UTI Massachusetts campus and from July to August 2007 he served as the Campus President of the UTI Arizona campus. From 2002 to 2004, Mr. Adler served as the Director of Admissions/Operations and from 2004 to April 2006, Mr. Adler served as the Vice President of Massachusetts campuses for the University of Phoenix. Mr. Adler received a BS in Business Administration and an MBA from the University of Phoenix.

Roger L. Speer has served as UTI’s Senior Vice President of Custom Training Group and Support Services since July 2006. From 1988 to 2006, Mr. Speer held several positions with UTI including Director of Graduate Employment at the UTI Arizona Campus, Corporate Director of Graduate Employment, Campus President of the UTI Glendale Heights Campus, Vice President of Operations and Senior Vice President of Operations/Education. Mr. Speer received a BS in Human Resource Management from Arizona State University.

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

Richard P. Crain has served as UTI’s Senior Vice President of Marketing since January 2007. From 2003 to 2006, Mr. Crain served as a marketing consultant for his own consulting firm. From 1988 to 2003, Mr. Crain served in senior marketing leadership positions at Verizon Communications and GTE Service Corporation. Mr. Crain received a BS in Business Administration with a concentration in marketing from the University of Texas.

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

	Price Range of
	Common Stock
	High	Low

Fiscal Year Ended September 30, 2006:
First Quarter	$36.02	$27.05
Second Quarter	$37.71	$29.04
Third Quarter	$30.26	$20.55
Fourth Quarter	$22.67	$17.00

	Price Range of
	Common Stock
	High	Low

Fiscal Year Ended September 30, 2007:
First Quarter	$22.92	$17.54
Second Quarter	$25.13	$21.90
Third Quarter	$27.12	$22.94
Fourth Quarter	$26.04	$17.60

The closing price of our common stock as reported by the NYSE on November 20, 2007, was $21.51 per share. As of November 20, 2007 there were 44 holders of record of our common stock.

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

Sales of Unregistered Securities; Repurchase of Securities

We did not make any sales of unregistered securities during the three months ended September 30, 2007.

The following table summarizes the purchase of equity securities for the twelve months ended September 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
	(a) Total		(c) Total Number of	Dollar Value) of
	Number of	(b) Average	Shares Purchased as	Shares That May Yet
	Shares	Price Paid	Part of Publicly	be Purchased Under
Period	Purchased(1)	per Share	Announced Plans	the Plans Or Programs

June 15, 2007	9,585	$23.99	—	$—
July 31, 2007	122	$21.63	—	—
September 1, 2007	101	$18.02	—	—

Total	9,808		—	$—

(1)	Represents shares of common stock delivered to us as payment of taxes on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

Stock Performance Graph

This graph compares total cumulative stockholder return on our common stock during the period from December 17, 2003 (the date on which our common stock first traded on The New York Stock Exchange) through September 30, 2007 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on December 17, 2003, and any dividends were reinvested on the date on which they were paid.

Companies in the Self-Determined Peer Group
Apollo Group, Inc.	Career Education Corporation
Corinthian Colleges, Inc.	DeVry, Inc. Del
I T T Educational Services, Inc.	Laureate Education, Inc.
Lincoln Educational Services Corporation	Strayer Education, Inc.

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.0 on 12/17/2003

Prepared by CRSP (www.crsp.uchicago,edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of each of the five years ended September 30, 2003, 2004, 2005, 2006 and 2007 have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2003	2004	2005	2006	2007
	(Dollars in thousands, except per share amounts)

Statement of Operations Data:(1)
Net revenues	$196,495	$255,149	$310,800	$347,066	$353,370
Operating expenses:
Educational services and facilities	92,443	116,730	145,026	173,229	186,245
Selling, general and administrative	67,896	88,297	109,996	133,097	143,375

Total operating expenses	160,339	205,027	255,022	306,326	329,620

Income from operations	36,156	50,122	55,778	40,740	23,750
Interest expense (income), net(2)	3,658	1,031	(1,461)	(2,970)	(2,620)
Other expense (income)	(234)	1,134	—	—	—

Income before taxes	32,732	47,957	57,239	43,710	26,370
Income tax expense	12,353	19,137	21,420	16,324	10,806

Net income	20,379	28,820	35,819	27,386	15,564
Preferred stock dividends	(6,413)	(776)	—	—	—

Net income available to common shareholders	$13,966	$28,044	$35,819	$27,386	$15,564

Net income per share:
Basic	$1.03	$1.14	$1.28	$0.99	$0.58
Diluted	$0.79	$1.04	$1.26	$0.97	$0.57
Weighted average shares (in thousands):
Basic	13,543	24,659	27,899	27,799	26,775
Diluted	25,051	27,585	28,536	28,255	27,424
Other Data:(1)
Depreciation and amortization(3)	$6,382	$8,812	$9,777	$14,205	$18,751
Cash dividends per common share(4)	$0.21	$—	$—	$—	$—
Number of campuses	7	8	9	10	10
Average undergraduate enrollments	10,568	13,076	15,390	16,291	15,856
Balance Sheet Data:(1)
Cash and cash equivalents(5),(6)	$8,925	$42,602	$52,045	$41,431	$75,594
Current assets(5),(6)	$31,819	$77,128	$103,698	$70,269	$103,134
Working capital (deficit)(5),(6)	$(29,240)	$6,612	$13,817	$(26,009)	$7,252
Total assets	$84,099	$136,316	$200,608	$212,161	$232,822
Total long-term debt	$53,476	$6	$—	$—	$—
Total debt(7)	$57,336	$43	$6	$—	$—
Redeemable convertible preferred stock	$47,161	$—	$—	$—	$—
Total shareholders’ equity (deficit)(5)	$(83,152)	$55,025	$95,733	$102,902	$124,505

(1)	In fiscal 2005 and fiscal 2006, we opened our campus located in Norwood, Massachusetts and Sacramento, California, respectively, which contributed to the fluctuation in our results of operations and financial position.

(2)	In fiscal 2004, our interest expense, net decreased as compared to fiscal 2003, primarily due to a reduction in the average debt balance outstanding as a result of our early repayment of approximately $31.5 million in term debt using proceeds received from our initial public offering in December 2003. In fiscal 2005, we reported interest income, net which was a result of the repayment of our term debt in the prior year and the investment of our excess cash in marketable securities.

(3)	Depreciation and amortization includes amortization of deferred financing fees previously capitalized in connection with obtaining financing. Amortization of deferred financing fees was $0.5 million, $0.2 million, $0.0 million, $0.0 and $0.0 million for the fiscal years ended September 30, 2003, 2004, 2005, 2006 and 2007, respectively.

(4)	In September 2003, our board of directors declared, and we paid, a $5.0 million cash dividend on shares of our common stock payable to the record holders as of August 25, 2003. The record holders of our Series D preferred stock were entitled to receive, upon conversion, such cash dividend pro rata and on an as-converted basis, pursuant to certain provisions of the certificate of designation of the Series D preferred stock. Our certificate of incorporation was amended to permit the holders of Series D preferred stock to be paid the dividend prior to the conversion and simultaneously with holders of our common stock, and the holders of our series A, series B and series C preferred stock consented to such payment. The record holders of our common stock received a dividend of approximately $0.21 per share and our Series D shareholders received a dividend of approximately $902.50 per share. We do not currently pay dividends on our common stock.

(5)	In December 2003, in conjunction with our initial public offering, we sold 3.3 million shares of common stock and converted all outstanding shares of preferred stock into the equivalent of 10.6 million shares of common stock. Accordingly, the increase in cash and cash equivalents, current assets and the change in working capital in fiscal 2004, when compared to fiscal 2003, reflects the net proceeds of approximately $59.0 million received from our initial public offering. The increase in our shareholders’ equity in fiscal 2004 when compared to fiscal 2003 reflects the additional paid-in capital of approximately $108.0 million as a result of proceeds from our initial public offering and conversion of our preferred shares into shares of our common stock.

(6)	During the last half of 2006, we used cash and cash equivalents to repurchase approximately $30.0 million of our common shares which decreased cash and cash equivalents, current assets and increased our working capital (deficit). In July 2007, we sold our facilities and assigned our rights and obligations under our ground lease at our Sacramento, California campus for $40.8 million. We received net proceeds of $40.1 million which was invested in cash equivalents at September 30, 2007.

(7)	We adopted SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003. Accordingly, we reclassified as a liability the mandatory redeemable series A, series B and series C preferred stock totaling $25.5 million at September 30, 2003. On December 22, 2003, in connection with our completed initial public offering, we either redeemed series A, series B and series C preferred stock or exchanged our preferred stock for shares of common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Overview

We provide post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma or certificate programs at 10 campuses across the United States. We also offer manufacturer specific advanced training programs that are sponsored by the manufacturer or dealer, at 18 dedicated training centers. We have provided technical education for over 40 years.

Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented as net revenues after reductions related to guarantees, discounts and scholarships we sponsor and refunds for students who withdraw from our programs prior to specified dates. We recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our tuition revenues with additional revenues from sales of textbooks and program supplies, student housing and other revenues, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented less than 4% of our total net revenues in each fiscal year for the three-year period ended September 30, 2007. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

Average student enrollments vary depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but decide to re-enroll during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. Our average student enrollments are influenced by the attractiveness of our program offerings to high school graduates and potential adult students, the effectiveness of our marketing efforts, the depth of our industry relationships, the strength of employment markets and long term career prospects, the quality of our instructors and student services professionals, the persistence of our students, the length of our education programs, the availability of federal and alternative funding for our programs, the number of graduates of our programs who elect to attend the advanced training programs we offer and general economic conditions. Our introduction of additional program offerings at existing schools and establishment of new schools, either through acquisition or start-up, are expected to influence our average student enrollment. We currently offer start dates at our campuses that range from every three to six weeks throughout the year in our various undergraduate programs. The number of start dates of advanced programs varies by the duration of those programs and the needs of the manufacturers who sponsor them.

Our tuition charges vary by type and length of our programs and the program level, such as undergraduate or advanced training. Tuition rates have increased by approximately 3% to 5% per annum in each fiscal year in the three-year period ended September 30, 2007. Tuition increases are generally consistent across our schools and programs; however, changes in operating costs may impact price increases at individual locations. We did not increase tuition prices this fall and are currently evaluating whether increases will be made during the winter. We believe that in future years we can continue to increase tuition as student demand for our programs remains strong, tuition at other post-secondary institutions continues to rise and student funding options continue to be available, although future increases may be less than past increases.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. In our 2007 fiscal year, approximately 68% of our net revenues, as defined by the Department of Education, were derived from federal student financial aid programs.

We extend credit for tuition and fees to the majority of our students that are in attendance at our campuses. Our credit risk is mitigated through the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. In addition we share the risk associated with less qualified borrowers with several lenders. Under the agreements, we subsidize 5% to 70% of the student loan amount, based upon the specific criteria in each agreement and the risk associated with the student borrower. The full loan balance is applied to the individual student’s tuition requirements.

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

2007 Overview

Operations

Our net revenues for the year ended September 30, 2007 were $353.4 million, an increase of 1.8% from the prior year, and our net income for the year was $15.6 million, a decrease of 43.2%. The decrease in our net income was due to lower capacity utilization in conjunction with higher compensation and related costs, sales and marketing costs, depreciation, contract services and occupancy costs.

We increased available seating capacity by 3,085 seats, or 14.0%, and 370 seats, or 1.5%, for the years ended September 30, 2006 and 2007, respectively. During 2006, we opened the first building of our permanent location in Sacramento, California in June 2006 with available seating capacity of 1,800 students, which included 400 seats in our temporary facility. Additionally, we expanded our available seating capacity at our Orlando, Florida location by 785 seats through the expansion of our automotive program and at our Exton, Pennsylvania campus by 500 seats to accommodate the diesel program. During 2007, we completed construction of our permanent location in Sacramento and exited our temporary space in April 2007 for a net increase of 300 seats. Additionally, we expanded our available seating capacity at our MMI Phoenix campus by 300 seats to accommodate the longer program length of our elective programs and at our Orlando location by 190 seats through the reconfiguration of space. These increases in our available seating capacity were offset by a decrease in our available seating capacity at our Avondale campus by 360 seats to accommodate dealer training for our motorcycle customers.

Average undergraduate full-time student enrollment decreased 2.7% to 15,856 for the year ended September 30, 2007, as compared to 16,291 for the year ended September 30, 2006. Student starts declined by 3.6% for the year ended September 30, 2007, as compared to 3.1% for the year ended September 30, 2006. Recruitment efforts and student starts lagged the prior year due to a variety of factors. A portion of the decline in students is attributed to internal execution challenges with lead generation, sales processes and student funding availability. Key leaders in marketing, sales and future student services were replaced during the year. These personnel changes allowed greater focus to be placed on improving customer service levels, simplifying the application process and expanding funding alternatives. Additionally, external factors impacted our ability to attract prospective students. The primary external factors related to rising tuition and interest rates, increased gas and housing prices, low unemployment and relocation costs making it more difficult to fill existing capacity. Historically, we have been able to overcome such external forces by modifying educational programs, utilizing different pricing strategies and investing in sales and marketing. In response to both the external environment and internal operational issues, we have implemented a plan that focuses on stabilizing and improving key operating efforts. We are uncertain when we will realize the benefits of these efforts.

Our campus representatives, who rely on advertising to identify prospective students, have been affected by a strong labor market coupled with affordability concerns. Independent students have access to less financial aid and must find alternative sources to fund their education. These funding sources often have significantly higher interest rates, depending on the student’s credit history. Our lead flow remained flat despite increased spending on advertising during the year ended September 30, 2007, as compared to the prior year. In addition, in June 2007, we changed our lead distribution policy and increased the number of leads provided to our campus representatives. As a result, we are modifying our marketing strategy, focusing our message to reach a broader target audience, using a variety of advertising media including, television, enthusiast magazines, direct mail, the internet, radio and print materials at local, regional and national levels. We are also evaluating our lead and conversion trends to re-deploy our advertising spending in areas that have proven successful while eliminating spending in areas that have not been as productive.

As a result of the change in the lead distribution policy, we reorganized and eliminated 24 of our less productive field sales territories. The changes were made in our 2007 third and fourth quarters when the majority of high schools were not in session. This allowed sales representative training to occur during a non peak period. Additionally, during the year we modified our sales processes to focus the efforts of our field sales representatives on improving the quality of the student applications and ultimately our student starts.

Due to lower capacity utilization rates at some of our campuses, combined with slower growth, we effected a reduction in force of approximately 225 employees nationwide in September 2007, which increased operating expenses by approximately $4.5 million during the fourth quarter of the year ended September 30, 2007. These costs related primarily to severance and outplacement services for those who were affected. This reduction is expected to provide a cost savings of approximately $10.7 million to $11.4 million in 2008, which we plan to reinvest in our sales and marketing efforts focused on increasing capacity utilization, improving our service levels, subsidizing lending programs and outsourcing portions of our financial aid process.

The regulatory environment related to Title IV funding and lender practices continues to evolve. As a result of the changing environment and the affordability concerns of our students, we have identified additional lenders, funding sources and programs to provide more options for our students. We no longer have access to the $5.0 million opportunity fund which was an alternative loan option for our students who did not qualify for traditional loans. As a result, we are increasing the discount we pay to subsidize these loans and increasing our scholarship programs. The subsidies will be recognized as a reduction to tuition revenue ratably over the students program. In some cases revenue will not be recognized until cash is received due to variability in collection.

Significant Transactions

We completed a sale and leaseback transaction of our Sacramento, California campus on July 18, 2007. Under the terms of the transaction, we sold our facilities and assigned our rights and obligations under the ground lease for $40.8 million, received net proceeds of $40.1 million and realized a modest pretax loss on the transaction during our fourth quarter. Concurrent with the sale and assignment, we leased back the facilities and land for an initial term of 15 years at an annual rent of $3.8 million, subject to escalation under certain circumstances. We have the option to renew the agreement for up to 20 years.

We also completed a sale and leaseback transaction of our Norwood, Massachusetts campus on October 10, 2007. Under the terms of the transaction, we sold our facilities and land for $33.0 million, received net proceeds of $32.6 million and realized a modest pretax gain on the transaction during our first quarter of fiscal 2008. Concurrent with the sale, we leased back the facilities and land for an initial term of 15 years at an annual rent of $2.6 million, subject to escalation every 2 years. We have the option to renew the agreement for up to 20 years.

We intend to use the cash proceeds from these transactions for the repurchase of our common stock, subsidizing funding alternatives for our students and potential strategic acquisitions.

Staff Accounting Bulletin No. 108

As described in Note 4 of the notes to our Consolidated Financial Statements contained in this Report, we adopted Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” effective October 1, 2006. During the three months ended December 31, 2006, we evaluated the calculation of the accrual for our field sales representative bonus plan and subsequently determined there was an error in the calculation. More specifically, we determined that not all tuition revenue for graduates with multiple enrollment sequences was being included in the related bonus calculations, resulting in an understatement of compensation expense during the period from June 2002 through September 30, 2006. We determined that, as of September 30, 2006, the cumulative effect of this error totaled $2.1 million on a pretax basis and $1.3 million after tax. We have also determined that this amount accumulated over time and that the financial statements of all prior annual and interim periods were not materially misstated as a result of this error. Not all of our field sales representatives were affected by this error. We made retroactive payments to the affected sales representatives during our 2007 third quarter.

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

Results of Operations

The following table sets forth selected statement of operations data as a percentage of net revenues for each of the periods indicated.

	Year Ended September 30,
	2005	2006	2007

Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	46.7%	49.9%	52.7%
Selling, general and administrative	35.4%	38.4%	40.6%

Total operating expenses	82.1%	88.3%	93.3%

Income from operations	17.9%	11.7%	6.7%

Interest income	(0.5)%	(0.9)%	(0.8)%

Total other income	(0.5)%	(0.9)%	(0.8)%

Income before income taxes	18.4%	12.6%	7.5%
Income tax expense	6.9%	4.7%	3.1%

Net income	11.5%	7.9%	4.4%

Capacity utilization is the ratio of our average undergraduate full-time student enrollment to total seats available. The following table sets forth our average capacity utilization during each of the periods indicated and the total seats available at the end of each of the periods indicated:

	Year Ended September 30,
	2005	2006	2007

Average capacity utilization	69.9%	64.9%	62.2%
Total seats available	22,025	25,110	25,480

New Campus Results

In addition to using results under accounting principles generally accepted in the United States, management evaluates operating income with and without the impact from new campus revenues and expenses. The following table sets forth data for our new campuses in each of the periods indicated. We begin to incur a majority of new campus costs in the nine month period prior to the new campus opening. Our new campuses typically become profitable within the first 12 months of operations and are no longer considered to be a new campus after one fiscal year of operation. We believe that including this additional information pertaining to new campus net revenues, operating income and expenses provides increased transparency and improves the ability to evaluate our operating results.

	Year Ended September 30,
	2005(1)	2006(2)	2007(3)
	(In thousands)

Net revenues	$19,132	$18,878	$16,698
New campus operating expenses:
Educational services and facilities	13,040	16,752	14,348
Selling general and administrative	11,859	11,103	7,006

Total new campus operating expenses	24,899	27,855	21,354

Loss from new campus operations	(5,767)	(8,977)	(4,656)
Income from all other operations	61,545	49,717	28,406

Income from operations	$55,778	$40,740	$23,750

New campus activity as a percentage of total net revenue:
Net revenues	6.2%	5.4%	4.7%
New campus operating expenses:
Educational services and facilities	4.2%	4.8%	4.0%
Selling general and administrative	3.8%	3.2%	2.0%

Total new campus operating expenses	8.0%	8.0%	6.0%

Loss from new campus operations	(1.8)%	(2.6)%	(1.3)%
Income from all other operations	19.7%	14.3%	8.0%

Income from operations	17.9%	11.7%	6.7%

Average capacity utilization	23.0%	22.4%	34.9%
Total seats available	3,840	3,720	2,100 (4)

(1)	Includes net revenue and operating expenses for our Exton, Pennsylvania campus which opened in July 2004; our Norwood, Massachusetts campus which opened in June 2005 and operating expenses for our Sacramento, California campus which opened in October 2005.

(2)	Includes net revenue and operating expenses for our Norwood, Massachusetts and Sacramento, California campuses.

(3)	Includes net revenue and operating expenses for our Sacramento, California campus.

(4)	In April 2007 we took occupancy of our second building and in May 2007 we vacated our temporary space resulting in a net increase of 300 seats at our Sacramento, California campus.

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

Net revenues.  Our net revenues for the year ended September 30, 2007 were $353.4 million, representing an increase of $6.3 million, or 1.8%, as compared to net revenues of $347.1 million for the year ended September 30, 2006.

We began teaching classes at our Norwood, Massachusetts and Sacramento, California campuses in June 2005 and October 2005, respectively, and we expanded the automotive program at our Orlando, Florida campus in September 2006. Average undergraduate full-time student enrollments at these campuses increased by 1,177 students, or 35.1%, for the year ended September 30, 2007. Our net revenues at our Norwood, Sacramento and Orlando campuses increased $27.3 million for the year ended September 30, 2007. The increase in net revenues is a result of the increase in average undergraduate full-time student enrollment at these campuses, as well as tuition increases of between 3% and 5%, depending on the program, an increase in the number of students taking two courses at a time and our change in policy reducing the number of free course retakes from two to one. The change in the number of students taking two courses at a time and the change in our retake policy resulted in additional revenue of approximately $0.7 million and $0.2 million, respectively. The increase due to these factors is offset by an increase in need-based tuition scholarships and higher military and veteran discounts of approximately $0.7 million.

Net revenues at all campuses, other than our Norwood, Sacramento and Orlando campuses, decreased $21.0 million primarily due to a decrease in average undergraduate full-time student enrollment of 1,612 students, or 12.5%. Net revenue also decreased due to an increase in need-based tuition scholarships, higher military and veteran discounts as well as other reductions to income that aggregated $2.9 million for the year ended September 30, 2007. These decreases were partially offset by tuition increases of between 3% and 5%, depending on the program, and an increase of approximately $2.1 million due to our change in policy reducing the number of free course retakes from two to one.

Educational services and facilities expenses.  Our educational services and facilities expenses for the year ended September 30, 2007 were $186.2 million, representing an increase of $13.0 million, or 7.5%, as compared to educational services and facilities expenses of $173.2 million for the year ended September 30, 2006.

The following table sets forth the significant components of our educational services and facilities expenses:

			% of Net Revenues		Impact on
	Year Ended September 30,		Year Ended September 30,		Operating
	2006	2007	2006	2007	Margin
	(In thousands)

Compensation and related costs	$97,624	$101,884	28.1%	28.8%	(0.7)%
Other educational services and facilities expenses	35,209	35,233	10.2%	9.9%	0.3%
Occupancy costs	26,857	29,526	7.7%	8.4%	(0.7)%
Depreciation expense	11,737	15,846	3.4%	4.5%	(1.1)%
Contract services expense	1,802	3,756	0.5%	1.1%	(0.6)%

	$173,229	$186,245	49.9%	52.7%	(2.8)%

We began teaching at our Norwood, Massachusetts and Sacramento, California campuses in June 2005 and October 2005, respectively, and we expanded the automotive program at our Orlando, Florida campus in September 2006. The expansion of these campuses resulted in an increase in compensation and related costs of $6.3 million, depreciation expense of $1.9 million and occupancy costs of $2.0 million. During our 2007 third quarter, we exited two facilities and recorded an out of period cost of approximately $1.0 million in depreciation expense related to assets which were not fully depreciated. During our 2007 fourth quarter, we recorded $0.2 million in compensation and related costs for our expansion campuses associated with our reduction in force.

The $6.3 million increase in compensation and related costs attributable to our campus expansions was offset by a decrease in expense of $2.2 million at all campuses, other than our Norwood, Sacramento and Orlando campuses. The $2.2 million decrease is due to a $3.9 million decrease attributable to lower instructor salaries related to the decline in our average undergraduate full-time student enrollment and a decrease in bonus plan expenses as a result of not meeting all of our bonus criteria for the year ended September 30, 2007. The $3.9 million decrease is partially offset by an increase of approximately $1.7 million related to compensation related costs in connection with our reduction in force during the fourth quarter of fiscal 2007.

The $2.0 million increase in contract services expense is primarily due to our providing disability accommodations for hearing-impaired students, outplacement services for employees impacted by our reduction in force during the fourth quarter of fiscal 2007 and financial aid compliance efforts. In our 2008 fiscal year, we plan to outsource a portion of our student financial aid processes in order to enhance the student experience and streamline our financial aid practices. As a result, we anticipate contract services will increase in future periods. These costs were previously included in compensation and related costs. This change allows for a more variable cost structure which creates flexibility as our student population fluctuates.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended September 30, 2007 were $143.4 million, an increase of $10.3 million, or 7.7%, as compared to selling, general and administrative expenses of $133.1 million for the year ended September 30, 2006.

The following table sets forth the significant components of our selling, general and administrative expenses:

			% of Net Revenues		Impact on
	Year Ended September 30,		Year Ended September 30,		Operating
	2006	2007	2006	2007	Margin
	(In thousands)

Compensation and related costs	$73,866	$80,406	21.3%	22.7%	(1.4)%
Advertising costs	22,772	27,282	6.6%	7.7%	(1.1)%
Other selling, general and administrative expenses	27,662	26,888	7.9%	7.7%	0.2%
Contract services expense	4,104	5,424	1.2%	1.5%	(0.3)%
Bad debt expense	4,693	3,375	1.4%	1.0%	0.4%

	$133,097	$143,375	38.4%	40.6%	(2.2)%

Compensation and related costs increased due to increases in salaries and bonus expense, stock-based compensation expense, employee benefits expense and costs associated with our reduction in force. Salaries and bonus expense increased $2.7 million primarily due to annual merit increases and market adjustments, partially offset by a decrease in bonus plan expenses as a result of not meeting all of our bonus criteria for the year ended September 30, 2007. Stock-based compensation expense increased $1.6 million primarily due to the timing and mix between stock option and restricted stock in our annual stock-based compensation grants. Benefits expense increased $1.4 million primarily due to an increase in expenses under our self-insured medical plan. Compensation and related costs also increased by $1.0 million to $1.6 million for the year ended September 30, 2007 related to our reductions in force in both the fiscal 2006 and 2007 fourth quarter.

Advertising expense increased by $4.5 million for the year ended September 30, 2007, however, the increased spending did not result in contract growth at the anticipated level. As discussed in the 2007 overview, we are modifying our marketing strategy, evaluating our lead and conversion trends and developing lead qualification criteria. Over the long term we expect to target specific market segments, improve the quality of our leads and potentially lower spending in this category.

The increase in contract services expense is primarily due to sales and marketing consulting services and outplacement services for employees affected by our reduction in force during the fourth quarter of fiscal 2007.

Five of our campuses are no longer subject to the 30 day delay in receiving the first disbursement of funds under our Title IV programs. This fact, combined with our focused efforts on financial aid processes and collection activities, led to lower out of school student balances and lower bad debt expense for the year ended September 30, 2007.

During fiscal 2007, as part of our internal financial aid compliance efforts, we identified approximately $0.5 million of federal aid which we were not entitled to retain. The aid was returned to the federal government by September 30, 2007 at the end of our internal analysis. The $0.5 million was recorded to bad debt expense as we did not satisfy all verification requirements or related regulation timeframes to retain the funds for the period July 1, 2006 to June 30, 2007.

Interest income.  Our interest income for the year ended September 30, 2007 was $2.6 million, representing a decrease of $0.4 million, or 11.8%, compared to interest income of $3.0 million for the year ended September 30, 2006. The decrease in interest income is primarily attributable to the decrease in cash available for investment as a result of our investment in our campus expansion and our repurchase of shares of our common stock during the last half of the year ended September 30, 2006. This was partially offset by the increase in cash available for investment as a result of the sale of our campus located in Sacramento, California during the fourth quarter of fiscal 2007.

Income taxes.  Our provision for income taxes for the year ended September 30, 2007 was $10.8 million, or 41.0% of pre-tax income compared with $16.3 million or 37.3% for the year ended September 30, 2006. Our effective income tax rate in each year differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of the related federal income tax benefits. Our effective tax rate in 2007 of 41.0% exceeded the 37.3% rate experienced in 2006 primarily due to a $0.9 million increase in our deferred tax asset valuation allowance for state of Massachusetts investment tax credits which are no longer available to us as a result of the previously mentioned sale of our campus facilities in Norwood, Massachusetts.

Net income.  As a result of the foregoing, we reported net income for the year ended September 30, 2007 of $15.6 million, as compared to net income of $27.4 million for the year ended September 30, 2006.

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Net revenues.  Our net revenues for the year ended September 30, 2006 were $347.1 million, representing an increase of $36.3 million, or 11.7%, as compared to net revenues of $310.8 million for the year ended September 30, 2005.

We began teaching classes at our Exton, Pennsylvania, Norwood, Massachusetts and Sacramento, California campuses in July 2004, June 2005 and October 2005, respectively, and we began teaching the automotive program at our Orlando, Florida campus in July 2004. Average undergraduate full-time student enrollments at these campuses increased 1,526 or 48.9% for the year ended September 30, 2006. Our net revenues at our Exton, Norwood, Sacramento, and Orlando campuses increased $36.6 million for the year ended September 30, 2006. The increase in net revenues is a result of the increase in average undergraduate full-time student enrollment at these campuses, as well as tuition increases of between 3% and 5%, depending on the program, an increase in the number of students taking two courses at a time and our change in policy reducing the number of free course retakes from two to one. The increase in the number of students taking two courses at a time and the change in our retake policy resulted in additional revenue of approximately $2.2 million and $0.2 million, respectively. The increase is offset by one less revenue earning day during the year ended September 30, 2006 as compared to the year ended September 30, 2005 resulting in a decrease in net revenue of approximately $0.4 million.

Net revenues at all campuses, other than our Exton, Norwood, Sacramento and Orlando campuses, decreased $0.4 million due to lower average undergraduate full-time student enrollment at such campuses, of 625 students, or 5.1%, for the year ended September 30, 2006. Additionally, there was one less revenue earning day in the year ended September 30, 2006, as compared to the year ended September 30, 2005, resulting in a decrease in net revenue of approximately $1.0 million. These decreases were partially offset by tuition increases of between 3% and 5%, depending on the program, our change in policy reducing the number of free course retakes from two to one and an increase in the number of students taking two courses at a time. The change in our retake policy and the increase in the number of students taking two courses at a time resulted in additional revenue of approximately $1.5 million and $1.3 million, respectively.

Educational services and facilities expenses.  Our educational services and facilities expenses for the year ended September 30, 2006 were $173.2 million, representing an increase of $28.2 million, or 19.5%, as compared to educational services and facilities expenses of $145.0 million for the year ended September 30, 2005.

The following table sets forth the significant components of our educational services and facilities expenses:

			% of Net Revenues		Impact on
	Year Ended September 30,		Year Ended September 30,		Operating
	2005	2006	2005	2006	Margin
	(In thousands)

Compensation and related costs	$81,731	$97,624	26.3%	28.1%	(1.8)%
Other educational services and facilities expenses	31,506	35,209	10.2%	10.2%	0.0%
Occupancy costs	22,949	26,857	7.4%	7.7%	(0.3)%
Depreciation expense	7,880	11,737	2.5%	3.4%	(0.9)%
Contract services expense	960	1,802	0.3%	0.5%	(0.2)%

	$145,026	$173,229	46.7%	49.9%	(3.2)%

We began teaching classes at our Exton, Pennsylvania, Norwood, Massachusetts and Sacramento, California campuses in July 2004, June 2005 and October 2005, respectively, and we began teaching the automotive program at our Orlando, Florida campus in July 2004. The expansion of these campuses resulted in an increase in compensation and related costs of $11.2 million, occupancy costs of $3.0 million and depreciation expense of $2.7 million. In addition to these increases, compensation and related costs for all campuses, other than our Exton, Norwood, Sacramento and Orlando campuses, increased $4.7 million. The increase is due to higher instructor and support services salaries related primarily to an increase in employee headcount to support our students, approximately $0.5 million in stock compensation expense as a result of our adoption of SFAS No. 123(R) and approximately $0.3 million related to the employees affected by the reduction in force during our fourth quarter of fiscal 2006. We did not recognize any stock compensation expense related to stock options as a component of educational services and facilities in fiscal 2005.

The increase in contract services expense is primarily due to our providing disability accommodations for hearing-impaired students and outplacement services for employees impacted by the reduction in force during our fourth quarter of fiscal 2006.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended September 30, 2006 were $133.1 million, an increase of $23.1 million, or 21.0%, as compared to selling, general and administrative expenses of $110.0 million for the year ended September 30, 2005.

The following table sets forth the significant components of our selling, general and administrative expenses:

			% of Net Revenues		Impact on
	Year Ended September 30,		Year Ended September 30,		Operating
	2005	2006	2005	2006	Margin
	(In thousands)

Compensation and related costs	$61,214	$73,866	19.7%	21.3%	(1.6)%
Other selling, general and administrative expenses	26,209	29,977	8.5%	8.6%	(0.1)%
Advertising costs	16,173	22,772	5.2%	6.6%	(1.4)%
Contract services expense	2,952	4,104	0.9%	1.2%	(0.3)%
Professional services expense	3,448	2,378	1.1%	0.7%	0.4%

	$109,996	$133,097	35.4%	38.4%	(3.0)%

The increase in compensation and related costs was primarily due to increases in salaries and bonus expense, stock-based compensation expense and employee benefits expense. Salaries and bonus expense increased $5.9 million for the year ended September 30, 2006, primarily due to increased personnel associated with sales and marketing activities and other organizational support. Additionally, salaries and bonus expense increased approximately $0.6 million related to the employees affected by the reduction in force during our fourth quarter of fiscal 2006. Stock-based compensation expense increased $4.2 million for the year ended September 30, 2006 as a result of our adoption of SFAS No. 123(R). We did not recognize any stock compensation expense related to stock options as a component of selling, general and administrative expenses in fiscal 2005. Benefits expense increased $1.1 million for the year ended September 30, 2006, primarily due to increased personnel head count.

We shifted our media mix and increased our spending in television to maximize lead generation through proven national media channels and to create greater awareness in regional and local markets surrounding our campuses. This increased our advertising costs for the year ended September 30, 2006 by $6.6 million.

The increase in contract services expense is primarily due to costs associated with our expansion strategy, costs associated with the search for a new Board member and outplacement services for employees affected by the reduction in force during our fourth quarter of fiscal 2006.

The decrease in professional services expense is primarily attributable to reduced legal costs and lower costs associated with Sarbanes-Oxley compliance efforts.

Interest income.  Our interest income for the year ended September 30, 2006 was $3.0 million, representing an increase of $1.4 million, or 91.4%, compared to interest income of $1.6 million for the year ended September 30, 2005. The increase in interest income is primarily attributable to an increase in available investment funds as well as higher interest rate returns.

Income taxes.  Our provision for income taxes for the year ended September 30, 2006 was $16.3 million, or 37.3% of pretax income, compared to $21.4 million, or 37.4% of pretax income, for the year ended September 30, 2005. The effective rate for the year ended September 30, 2006 is lower than the statutory rate primarily due to the release of tax reserves related to tax years closed to audit and state tax credits received related to our investment in our Norwood, Massachusetts campus. The effective tax rate for the year ended September 30, 2005 is lower than the statutory rate due to state tax credits received related to our investment in our Norwood, Massachusetts campus.

Net income.  As a result of the foregoing, we reported net income for the year ended September 30, 2006 of $27.4 million, as compared to net income of $35.8 million for the year ended September 30, 2005.

Liquidity and Capital Resources

We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $57.4 million, $45.4 million and $39.6 million for the years ended September 30, 2005, 2006 and 2007, respectively.

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

Operating Activities

In 2007, our cash flows provided by operating activities were $39.6 million resulting from net income of $15.6 million, adjustments of $28.3 million for non-cash and other items, partially offset by $4.2 million related to the change in our operating assets and liabilities.

In 2007, the primary adjustments to our net income for non-cash and other items were amortization and depreciation of $18.8 million, substantially all of which was depreciation, stock-based compensation expense of $6.4 million and bad debt expense of $3.4 million. In 2008, amortization and depreciation is expected to be higher due to additional capital expenditures placed in service during fiscal 2007, stock-based compensation is expected to be higher due to stock-based compensation grants in February 2007 and anticipated grants in 2008 and bad debt expense as a percentage of revenue is expected to be consistent with 2007.

In 2006, our cash flows provided by operating activities were $45.4 million resulting from net income of $27.4 million, adjustments of $21.7 million for non-cash and other items, partially offset by $3.7 million related to the change in our operating assets and liabilities.

In 2006, the primary adjustments to our net income for non-cash and other items were amortization and depreciation of $14.2 million, substantially all of which was depreciation, and bad debt expense of $4.7 million. The additional adjustments related to our adoption of SFAS 123(R) resulted in stock-based compensation expense of $4.9 million which was partially offset by the related tax effect recognized in deferred income taxes of approximately $2.4 million.

In 2005, our cash flows from operating activities were $57.4 million resulting from net income of $35.8 million, adjustments of $13.9 million for non-cash and other items, and $7.6 million related to the change in our operating assets and liabilities.

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

Changes in operating assets and liabilities

In 2007, changes in our operating assets and liabilities resulted in cash outflows of $4.2 million and was primarily attributable to changes in receivables, deferred revenue and accounts payable and accrued expenses.

The change in receivables and deferred revenue resulted in a combined use of cash of $1.7 million. The change was attributable to an increase in need-based tuition scholarships and higher military and veteran discounts, a decrease in student receivables related to the timing of Title IV disbursements and a lower number of student starts during the year ended September 30, 2007 when compared to the year ended September 30, 2006.

Accounts payable and accrued expenses decreased $2.2 million and was primarily attributable to the timing of our accounts payable cycle and the nature of our employee benefit plans. The timing of our accounts payable cycle resulted in a decrease in accounts payable and accrued expenses of approximately $1.4 million, primarily attributable to a decrease of $2.7 million in accrued capital expenditures related to the completion of the expansion projects at our Sacramento and Orlando campuses. This decrease was partially offset by an increase in advertising accruals of $0.9 million. The nature of our employee benefit and bonus plans and the timing of payments under those plans resulted in a decrease in accounts payable and accrued expenses of approximately $0.7 million. The $0.7 million decrease is primarily due to a decrease of $4.1 million related to our bonus plans and $1.1 million in severance payments related to our reduction in force in September 2006, partially offset by an increase of $3.9 million in the severance accrual related to our reduction in force in September 2007 and $0.6 million primarily related to our self-insured employee benefit plans.

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

We were in an income tax receivable position, at September 30, 2006 as compared to an income tax payable position at September 30, 2005, due to the timing of income tax payments, which reduced cash by $3.7 million. Additionally, we classified $0.8 million of the tax benefit from stock-based compensation as a decrease in income taxes in cash flows from operating activities with the offsetting increase in cash flows from financing activities. Other assets increased by $2.1 million primarily due to a prepayment of software licenses. The cash used in accounts payable and accrued expenses of $6.3 million was primarily due to the timing of payments related to construction liabilities.

In 2005, cash flows of $7.6 million were provided by operations relating to the change in our operating assets and liabilities primarily due to changes in accounts receivable and deferred revenues, accounts payable and accrued expenses and other current liabilities partially offset by cash outflows attributable to prepaid expenses. The growth of our student population and the timing of tuition funding resulted in an increase in accounts receivable of $5.3 million and an increase in deferred revenues of $8.3 million resulting in a combined positive cash flow of $3.0 million. Cash provided by increases in accounts payable and accrued expenses and other current liabilities was primarily due to increases in accounts payable, accrued compensation and benefits, royalties, real estate taxes and professional fees primarily associated with Sarbanes-Oxley compliance, income tax payable and the recognition of our guarantee liability associated with certain tuition funding received. These increases were attributable primarily to our increased level of operations necessary to support average student growth. The increase in cash used for prepaid expenses was primarily attributable to the payment of advertising and facility rent.

Our working capital increased by $33.3 million to $7.3 million at September 30, 2007, as compared to a working capital deficit of $26.0 million at September 30, 2006. The increase in 2007 was primarily attributable to $40.1 million in cash proceeds from the sale of our facilities at our Sacramento, California campus. At September 30, 2006, we had repurchased approximately 1.4 million shares of our common stock at an average purchase price of $20.95 per share. Our current ratio was 1.08 at September 30, 2007 as compared to 0.73 at September 30, 2006. There were no amounts outstanding on our line of credit during 2007.

Our working capital decreased $39.8 million to a working capital deficit of $26.0 million at September 30, 2006 compared to $13.8 million at September 30, 2005. The decrease in 2006 was primarily attributable to the decrease in cash of $30.0 million which was used to repurchase shares of our common stock in accordance with our stock repurchase program. At September 30, 2006 we had repurchased approximately 1.4 million shares of our common stock at an average purchase price of $20.95 per share. Our current ratio was 0.73 at September 30, 2006 as compared to 1.15 at September 30, 2005. There were no outstanding borrowings on our line of credit during 2006.

Receivables, net were $14.5 million and $16.7 million at September 30, 2007 and 2006, respectively. Our days sales outstanding (DSO) in accounts receivable was approximately 16 days at September 30, 2007 and 20 days at September 30, 2006, an improvement of 4 days. The improvement was primarily attributable to the lower number of student starts during 2007 as compared to 2006 and operating efficiencies gained during 2007.

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

Investing Activities

Our cash used in investing activities is primarily related to the purchase of property and equipment and capital improvements, partially offset by proceeds from the sale of property and equipment. Our capital expenditures primarily result from the addition of new campuses, the expansion of existing campuses and ongoing replacements of equipment related to student training. Net cash used in investing activities was $51.1 million, $29.9 million and $6.4 million in the years ended September 30, 2005, 2006 and 2007, respectively.

The decrease in cash used in investing activities during the year ended September 30, 2007 was primarily attributable to the proceeds received from the sale of the facilities at our Sacramento, California campus of $40.1 million, offset by cash outflows associated with capital expenditures related to expansion efforts of our existing campuses and investment in training aids, classroom technology and other equipment that support our programs.

In addition to our investment in new and replacement training equipment for our ongoing operations, the following is a summary of our significant investments in capital expenditure activities for the year ended September 30, 2007.

•	We invested approximately $13.6 million to complete construction of our Sacramento, California campus which was included in the sale of our facilities. Additionally, we purchased approximately $4.0 million in training, furniture and office equipment at our Sacramento, California campus.

•	We invested approximately $6.7 million to complete construction of our Norwood, Massachusetts campus and purchased approximately $2.1 million in training, furniture and office equipment at our Norwood, Massachusetts campus.

•	We invested approximately $2.5 million in leasehold improvements related to the expansion of our Orlando, Florida campus to accommodate the expansion of our automotive and motorcycle programs.

•	We invested approximately $1.4 million in leasehold improvements for the expansion of our MMI Phoenix campus to accommodate a longer program length for our elective programs.

As a result of our investments in new campuses and the expansion of existing campuses, we added 370 seats to our capacity during 2007 ending the year with a total of 25,480 seats.

We anticipate capital expenditures will decrease during 2008 as we do not have any significant expansion projects for fiscal 2008. Additionally, we plan to decrease total seating capacity during fiscal 2008.

In addition to our investment in new and replacement training equipment for our ongoing operations, the following is a summary of our significant investments in capital expenditures for our fiscal year ended September 30, 2006.

•	We invested approximately $21.4 million in building construction and purchased approximately $3.0 million in training and furniture and office equipment to continue the buildout of the permanent location of our Sacramento, California campus.

•	We invested approximately $4.6 million in building construction and training equipment to continue the retrofit of our Norwood, Massachusetts campus.

•	We invested approximately $3.2 million in leasehold improvements at our Orlando, Florida campus to accommodate the expansion of our automotive and motorcycle programs.

As a result of our investments in new and expansion of existing campuses, we added 3,085 seats to our capacity during 2006 ending the year with a total of 25,110 seats.

Additionally, we were notified during the first quarter of 2006 that ED no longer required a letter of credit and accordingly, the restrictions on our $16.2 million of restricted investments were removed and the funds became available for general corporate use. Upon maturity of the investments, the proceeds were invested in cash equivalent funds.

In addition to our investment in new and replacement training equipment for our ongoing operations, the following is a summary of our significant investments in capital expenditures for our fiscal year ended September 30, 2005.

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

Financing Activities

In 2007, our cash flows provided by financing activities were $0.9 million and were primarily attributable to proceeds from the issuance of our common shares under employee stock plans.

In 2006, our cash flows used in financing activities were $26.2 million and were primarily attributable to $30.0 million used for the repurchase of shares of our common stock, partially offset by $3.1 million provided by proceeds from the issuance of our common shares under employee stock plans and $0.8 million related to the tax benefit from stock-based compensation.

In 2005, our cash flows provided by financing activities were $3.2 million and were primarily related to $3.4 million provided by proceeds from the issuance of our common shares from the exercise of stock options partially offset by the payments on capital leases, payment of deferred finance fees and the distribution of proceeds from the sale of land.

Debt Service

On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009 and established new covenant requirements. There was no amount outstanding on the line of credit at September 30, 2007 or at the date of the modification agreement.

The revolving line of credit is guaranteed by UTI Holdings, Inc. and each of its wholly owned subsidiaries. Letters of credit issued bear fees of 0.625% per annum and reduce the amount available to borrow under the revolving line of credit. The credit agreement requires interest to be paid quarterly in arrears based upon the lender’s interest rate less 0.50% per annum or LIBOR plus 0.625% per annum, at our option. Additionally, the revolving line of credit requires an unused commitment fee payable quarterly in arrears equal to 0.125% per annum.

The October 26, 2007 modification agreement revised the financial ratios to the following: net income after taxes determined for any fiscal year of not less than $7.5 million for such year; net income after taxes for any two consecutive fiscal quarters of not less than $0.00 for such consecutive quarters; total liabilities divided by tangible net worth determined for any fiscal quarter of not greater than 3.00 to 1.00; current ratio determined for any fiscal quarter of not less than 0.50 to 1.00; and tangible net worth determined as of any fiscal quarter of not less than $35.0 million. In addition, the credit agreement requires that we maintain our accreditation and eligibility for receiving Title IV Program funds. At September 30, 2007, we were not in compliance with the previous covenant requiring quarterly minimum net income of $3.5 million as a result of $4.5 million of costs related to the reduction in force in the fourth quarter of fiscal 2007. We obtained a waiver from the bank on October 2, 2007. We were in compliance with all other restrictive covenants at September 30, 2007.

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

On October 10, 2007, we received net proceeds of $32.6 million in connection with the sale of our facilities and land at our Norwood, Massachusetts campus. For further details on the transaction, refer to Note 7 of our audited Consolidated Financial Statements within Part II, Item 8 of this Report.

On November 26, 2007, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock in open market or privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and other prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice.

We believe that the most strategic uses of our cash resources include the repurchase of our common stock subsidizing funding alternatives for our students, filling existing capacity, and expanding our program offerings. In addition, our long-term strategy includes the consideration of strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue debt, resulting in increased interest expense.

Contractual Obligations

The following table sets forth, as of September 30, 2007, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require significant cash outlays in the future.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating leases(1)	$255,074	$22,916	$44,210	$40,532	$147,416
Purchase obligations(2)	31,974	9,866	5,426	4,382	12,300
Other long-term obligations(3)	2,087	—	394	616	1,077

Total contractual cash obligations	289,135	32,782	50,030	45,530	160,793

Issued and outstanding surety bonds(4)	14,750	14,750	—	—	—

Total contractual commitments	$303,885	$47,532	$50,030	$45,530	$160,793

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)	Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Where the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the table. Additionally, purchase orders outstanding as of September 30, 2007, employment contracts and minimum payments under licensing and royalty agreements are included.

(3)	Includes tax reserves, deferred compensation and other obligations.

(4)	Represents surety bonds posted on behalf of our schools and education representatives with multiple state education agencies.

On October 10, 2007, we entered into a lease agreement for our Norwood, Massachusetts campus with an initial term of 15 years. The terms of the agreement require total annual rent payments of $2.6 million, $2.6 million, $2.7 million, $2.7 million, $2.8 million and $30.2 million in the years ending September 30, 2008, 2009, 2010, 2011, 2012 and thereafter, respectively. Such amounts are not reflected in the preceding table.

Related Party Transactions

Since 1991, some of our properties have been leased from entities controlled by John C. White, the Chairman of our Board of Directors. A portion of the property comprising our Orlando location is occupied pursuant to a lease with the John C. and Cynthia L. White 1989 Family Trust, with the lease term expiring on August 19, 2022. The annual base lease payments for the first year under this lease totaled approximately $326,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Another portion of the property comprising our Orlando location is occupied pursuant to a lease with Delegates LLC, an entity controlled by the White Family Trust, with the lease term expiring on July 1, 2016. The beneficiaries of this trust are Mr. White’s children, and the trustee of the trust is not related to Mr. White. Annual base lease payments under this lease are approximately $680,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Additionally, since April 1994, we have leased two of our Phoenix properties under one lease from City Park LLC, a successor in interest of 2844 West Deer Valley L.L.C. and in which the John C. and Cynthia L. White 1989 Family Trust holds a 25% interest. The lease expires on February 28, 2015, and the annual base lease payments under this lease, as amended, totaled approximately $463,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index.

The table below sets forth the total payments that we have made in fiscal 2005, 2006 and 2007 under these leases:

		John C. and Cynthia L.
	City Park LLC	1989 Family Trust	Delegates LLC

Fiscal 2005	$488,523	$436,036	$877,544
Fiscal 2006	$507,351	$534,137	$831,759
Fiscal 2007	$621,992	$564,793	$1,022,818

We believe that the rental rates under these leases approximate the fair market rental value of the properties at the time the lease agreements were negotiated.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2008 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

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

	Net Revenues
	Year Ended September 30,
	2005		2006		2007
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

Three Month Period Ending:
December 31	$73,336	23.6%	$85,512	24.6%	$89,534	25.3%
March 31	77,482	24.9%	88,686	25.6%	91,651	25.9%
June 30	76,074	24.5%	84,134	24.2%	85,176	24.1%
September 30	83,908	27.0%	88,734	25.6%	87,009	24.7%

	$310,800	100.0%	$347,066	100.0%	$353,370	100.0%

	Income (Loss) from Operations
	Year Ended September 30,
	2005		2006		2007
	Amount	Percent	Amount	Percent	Amount		Percent
	(Dollars in thousands)

Three Month Period Ending:
December 31	$15,476	27.7%	$16,251	39.9%	$10,525		44.3%
March 31	14,429	25.9%	12,522	30.7%	9,450		39.8%
June 30	11,450	20.5%	5,711	14.0%	5,696		24.0%
September 30	14,423	25.9%	6,256	15.4%	(1,921	)(1)	(8.1)%

	$55,778	100.0%	$40,740	100.0%	$23,750		100.0%

(1)	The loss from operations incurred during the three month period ending September 30, 2007 is primarily due to approximately $4.5 million in operating expense related to our reduction in force implemented nationwide in September 2007.

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, self-insurance and goodwill. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our Consolidated Financial Statements.

Our significant accounting policies are discussed in Note 3 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties.

Revenue recognition.  Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for guarantees, discounts and scholarships we sponsor. Tuition and fee revenue is recognized ratably over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 97% of our net revenues for each of the years ended September 30, 2005, 2006 and 2007 consisted of tuition. Our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 8 to 27 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the twelve-month period immediately following the date on which such liability is reflected in our consolidated financial statements.

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

Self-Insurance.  We are self-insured for a number of risks including claims related to employee health care, employee dental care and workers’ compensation. The accounting for our self-insured plans involves estimates and judgments to determine our ultimate liability related to reported claims and claims incurred but not reported. We consider our historical experience, severity factors, actuarial analysis and existing stop loss insurance in estimating our ultimate insurance liability. If our current insurance claim trends were to differ significantly from our historic claim experience, we would make a corresponding adjustment to our insurance reserves.

Goodwill.  We assess the recoverability of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. We utilize the present value of future cash flow approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation in determining fair value. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. At September 30, 2007, goodwill represented approximately 8.8% of our total assets, or $20.6 million, and was a result of our acquisition of MMI in January 1998. Although we believe goodwill is appropriately stated in our Consolidated Financial Statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 4 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report. As indicated in Note 4, with the exception of SFAS No. 157, which is effective in our 2009 fiscal year, and for which we are assessing the impact, we do not expect any of the recently issued accounting pronouncements to have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, our principal exposure to market risk relates to changes in interest rates. We believe that we currently have minimal financial exposure to market risk.

Effect of Inflation

To date, inflation has not had a significant effect on our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-26 of this report:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2007 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During July 2007, our Vice President of Financial Operations and Reporting, who was responsible for supervising the daily financial operations, left the Company. We do not believe the departure has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a — 15(d) or 15d — 15(d) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to management’s assessment of the effectiveness of internal control over financial reporting are included on pages F-2 and F-3, respectively, of this annual report on Form 10-K.

Management’s Certifications

The Company has filed as exhibits to its annual report on Form 10-K for the fiscal year ended September 30, 2007, filed with the Securities and Exchange Commission, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.

The Company has submitted to the New York Stock Exchange the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in our proxy statement for the 2008 Annual Meeting of Stockholders under the headings “Election of Directors”; “Corporate Governance and Related Matters”; “Code of Conduct; Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in our proxy statement for the 2008 Annual Meeting of Stockholders under the heading “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in our proxy statement for the 2008 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in our proxy statement for the 2008 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in our proxy statement for the 2008 Annual Meeting of Stockholders under the heading “Fees Paid to PricewaterhouseCoopers LLP” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

(3) Exhibits:

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
3.2		Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to a Form 8-K filed by the Registrant on February 23, 2005.)
4.1		Specimen Certificate evidencing shares of common stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
4.2		Registration Rights Agreement, dated December 16, 2003, between Registrant and certain stockholders signatory thereto. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.1		Credit Agreement, dated October 26, 2004, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
10	.1.1	Modification Agreement, dated July 5, 2006, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on July 7, 2006.)
10	.1.2	Second Modification Agreement, dated October 26, 2007, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on October 26, 2007.)
10	.2*	Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.5*	Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.6*	Universal Technical Institute, Inc. 2003 Incentive Compensation Plan (as amended February 28, 2007). (Formerly known as the 2003 Stock Incentive Plan). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007.)
10	.6.1*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.6.2*	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.7*	Amended and Restated 2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed December 14, 2005.)
10	.8*	Amended and Restated Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Robert D. Hartman, as amended. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.8.1*	Description of terms of continuing relationship between Registrant and Robert D. Hartman. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on October 6, 2005.)
10	.9*	Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and John C. White, as amended. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.10*	Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Kimberly J. McWaters, as amended. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

Exhibit
Number		Description

10	.11*	Employment Agreement, dated November 30, 2003, between Registrant and Jennifer L. Haslip. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.12*	Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.13		Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.14		Lease Agreement, dated July 2, 2001, as amended, between John C. and Cynthia L. White, as trustees of the John C. and Cynthia L. White 1989 Family Trust, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.15		Lease Agreement, dated July 2, 2001, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.16		Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 5, 2004, or an amendment thereto (No. 333-114185).)
10.17		Separation Agreement, Waiver and Release, effective as of September 24, 2007, by and between David K. Miller and Universal Technical Institute, Inc. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on September 27, 2007.)
10.18		Agreement of Purchase and Sale, dated October 10, 2007, by and between GE Commercial Finance Business Property Corporation and Universal Technical Institute of Massachusetts, Inc. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant of October 12, 2007.)
21.1		Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K dated December 14, 2005.)
23.1		Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
24.1		Power of Attorney. (Included on signature page.)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*	Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

By:	/s/ John C. White
JOHN C. WHITE
Chairman of the Board

Date: November 29, 2007

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

Signature	Title	Date

/s/ John C. White John C. White	Chairman of the Board	November 29, 2007

/s/ Kimberly J. McWaters Kimberly J. McWaters	President and Chief Executive Officer (Principal Executive Officer) and Director	November 29, 2007

/s/ Jennifer L. Haslip Jennifer L. Haslip	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	November 29, 2007

/s/ A. Richard Caputo, Jr. A. Richard Caputo, Jr.	Director	November 29, 2007

/s/ Conrad A. Conrad Conrad A. Conrad	Director	November 29, 2007

/s/ Robert D. Hartman Robert D. Hartman	Director	November 29, 2007

Signature	Title	Date

/s/ Kevin P. Knight Kevin P. Knight	Director	November 29, 2007

/s/ Roger S. Penske Roger S. Penske	Director	November 29, 2007

/s/ Linda J. Srere Linda J. Srere	Director	November 29, 2007

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2007. During July 2007, our Vice President of Financial Operations and Reporting, who was responsible for supervising the daily financial operations, left the Company. We do not believe the departure has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Universal Technical Institute, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Universal Technical Institute, Inc. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of the internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Phoenix, Arizona
November 29, 2007

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$41,431	$75,594
Receivables, net	16,702	14,504
Deferred tax assets	4,719	5,656
Prepaid expenses and other current assets	7,417	7,380

Total current assets	70,269	103,134
Property and equipment, net	117,298	104,595
Goodwill	20,579	20,579
Other assets	4,015	4,514

Total assets	$212,161	$232,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,033	$42,068
Deferred revenue	49,479	49,389
Accrued tool sets	4,019	4,009
Other current liabilities	747	416

Total current liabilities	96,278	95,882
Deferred tax liabilities	2,900	2,025
Other liabilities	10,081	10,410

Total liabilities	109,259	108,317

Commitments and contingencies (Note 11)
Shareholders’ equity :
Common stock, $.0001 par value, 100,000,000 shares authorized, 28,174,995 shares issued and 26,744,050 shares outstanding at September 30, 2006 and 28,259,893 shares issued and 26,828,948 shares outstanding at September 30, 2007	3	3
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	124,804	132,131
Treasury stock, at cost, 1,430,945 shares at September 30, 2006 and 2007	(30,029)	(30,029)
Retained earnings	8,124	22,400

Total shareholders’ equity	102,902	124,505

Total liabilities and shareholders’ equity	$212,161	$232,822

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2005	2006	2007
	(In thousands, except per share
	amounts)

Net revenues	$310,800	$347,066	$353,370
Operating expenses:
Educational services and facilities	145,026	173,229	186,245
Selling, general and administrative	109,996	133,097	143,375

Total operating expenses	255,022	306,326	329,620

Income from operations	55,778	40,740	23,750

Other expense (income):
Interest income	(1,577)	(3,018)	(2,663)
Interest expense	116	48	43

Total other expense (income)	(1,461)	(2,970)	(2,620)

Income before income taxes	57,239	43,710	26,370
Income tax expense	21,420	16,324	10,806

Net income	$35,819	$27,386	$15,564

Basic net income per share	$1.28	$0.99	$0.58

Diluted net income per share	$1.26	$0.97	$0.57

Weighted average number of common shares outstanding:
Basic	27,899	27,799	26,775

Diluted	28,536	28,255	27,424

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						(Accumulated
						Deficit)/	Total
	Common Stock		Paid-in Capital	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands, except per share amounts)

Balance at September 30, 2004	27,781	$3	$110,103	—	$—	$(55,081)	$55,025
Net income	—	—	—	—	—	35,819	35,819
Issuance of common stock under employee plans	193	—	3,396	—	—	—	3,396
Tax benefit from employee stock plans	—	—	1,211	—	—	—	1,211
Stock-based compensation	6	—	282	—	—	—	282

Balance at September 30, 2005	27,980	3	114,992	—	—	(19,262)	95,733
Net income	—	—	—	—	—	27,386	27,386
Issuance of common stock under employee plans	195	—	3,082	—	—	—	3,082
Tax benefit from employee stock plans	—	—	1,006	—	—	—	1,006
Tax benefit from preferred stock issuance	—	—	792	—	—	—	792
Stock-based compensation	—	—	4,932	—	—	—	4,932
Treasury stock purchases	—	—	—	1,431	(30,029)	—	(30,029)

Balance at September 30, 2006	28,175	3	124,804	1,431	(30,029)	8,124	102,902
Cumulative effect of the adoption of SAB 108, net of $830 for taxes	—	—	—	—	—	(1,288)	(1,288)

Balance at October 1, 2006	28,175	3	124,804	1,431	(30,029)	6,836	101,614
Net income	—	—	—	—	—	15,564	15,564
Issuance of common stock under employee plans	85	—	861	—	—	—	861
Tax benefit from employee stock plans	—	—	25	—	—	—	25
Stock-based compensation	—	—	6,441	—	—	—	6,441

Balance at September 30, 2007	28,260	$3	$132,131	1,431	$(30,029)	$22,400	$124,505

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2005	2006	2007
	(In thousands)

Cash flows from operating activities:
Net income	$35,819	$27,386	$15,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,777	14,205	18,751
Bad debt expense	4,211	4,693	3,375
Excess tax benefit from stock-based compensation	1,211	—	—
Stock compensation	282	4,932	6,441
Deferred income taxes	(1,700)	(2,388)	(957)
Loss on sale of property and equipment	161	234	680
Changes in assets and liabilities:
Receivables	(5,319)	1,758	(1,625)
Income taxes payable (receivable)	2,140	(3,738)	391
Prepaid expenses and other current assets	(3,936)	(259)	37
Other assets	(299)	(2,115)	(663)
Accounts payable and accrued expenses	4,648	(6,255)	(2,160)
Deferred revenue	8,317	6,639	(90)
Accrued tool sets and other current liabilities	2,631	(213)	(341)
Other liabilities	(575)	535	230

Net cash provided by operating activities	57,368	45,414	39,633

Cash flows from investing activities:
Purchase of property and equipment	(45,839)	(46,136)	(46,580)
Proceeds from sale of property and equipment	9	3	40,192
Proceeds from the sale of land	185	—	—
Restricted cash	10,395	—	—
Purchase of securities with intent to hold to maturity	(32,002)	—	—
Proceeds received upon maturity of investments	16,167	16,260	—

Net cash used in investing activities	(51,085)	(29,873)	(6,388)

Cash flows from financing activities:
Repayment of capital leases	(37)	(6)	—
Payment of deferred finance fees	(14)	—	—
Proceeds from issuance of common stock under employee plans	3,396	3,082	861
Excess tax benefit from stock-based compensation	—	798	57
Distribution to stockholders	(185)	—	—
Purchases of treasury stock, including fees of $57	—	(30,029)	—

Net cash provided by (used in) financing activities	3,160	(26,155)	918

Net increase (decrease) in cash and cash equivalents	9,443	(10,614)	34,163
Cash and cash equivalents, beginning of year	42,602	52,045	41,431

Cash and cash equivalents, end of year	$52,045	$41,431	$75,594

Supplemental Disclosure of Cash Flow Information:
Taxes paid	$18,177	$21,986	$13,102

Interest paid	$111	$34	$39

Training equipment obtained in exchange for services	$1,323	$2,557	$1,735

Accrued capital expenditures	$718	$5,548	$4,807

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.	Business Description

Universal Technical Institute, Inc. (“UTI” or, collectively, “we” and “our”) provides post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at 10 campuses and manufacturer specific advanced training (MSAT) programs that are sponsored by the manufacturer or dealer at dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals.

2.	Government Regulation and Financial Aid

Our schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (ED). During the years ended September 30, 2005, 2006 and 2007, approximately 70%, 73% and 68%, respectively, of our net revenues were indirectly derived from funds distributed under Title IV Programs.

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

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of UTI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, healthcare costs, workers’ compensation costs, tool set costs, fixed assets, long-lived assets including goodwill, income taxes and contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

Revenue Recognition

Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for guarantees, discounts and scholarships we sponsor. Tuition and fee revenue is recognized ratably over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 97% of our net revenues for each of the years ended September 30, 2005, 2006 and 2007 consisted of tuition. Our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 8 to 27 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the twelve-month period immediately following the date on which such liability is reflected in our consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property, equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the remaining useful life of the asset or term of lease, whichever is shorter. Internal software and curriculum development costs include external direct costs of materials and services consumed in developing or obtaining internal-use software or curriculum and payroll and payroll related costs for employees who are directly associated with the internal software or curriculum development project. Internal software and curriculum development costs are amortized using the straight-line method over the estimated lives of the software or curriculum. Capitalization of such internal software development and curriculum development costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Maintenance and repairs are expensed as incurred.

We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and charge the impairment as an operating expense in the period in which the determination is made.

Goodwill

Goodwill represents the excess of the cost of the acquired businesses over the estimated fair market value of the acquired net assets. We test goodwill for impairment on an annual basis using discounted future cash flows subject to a comparison for reasonableness to our market capitalization at the date of valuation. If we determine that an impairment has occurred, we will write-down the carrying value of our goodwill to its estimated fair value and charge the impairment as an operating expense in the period the determination is made. We completed our impairment test of goodwill during the fourth quarter of 2006 and 2007 and determined there was no impairment.

Self-Insurance Plans

We are self-insured for claims related to employee health care and, beginning October 1, 2006, dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our loss exposure related to self-insurance is limited by stop loss coverage. Our expected loss accruals are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided.

Deferred Rent Obligations

We lease substantially all of our administrative and educational facilities under operating lease agreements. Some lease agreements contain tenant improvement allowances, free rent periods or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, we record a deferred rent obligation on the consolidated balance sheet included in other long-term liabilities and record rent expense evenly over the term of the lease.

Advertising Costs

Costs related to advertising are expensed as incurred and totaled approximately $16.2 million, $22.7 million and $27.3 million for the years ended September 30, 2005, 2006 and 2007, respectively.

Stock-Based Compensation

We adopted SFAS No. 123(R) “Share Based Payment” on October 1, 2005. SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The estimated value of the portion of the award that is ultimately expected to vest is recognized as expense over the period during which an employee is required to provide service in exchange for the award. We adopted the modified prospective transition method which resulted in recognition of compensation expense for all stock awards that vest or become exercisable after the effective adoption date. Additionally, we adopted the policy to include awards measured using both the minimum-value and the fair-value methods in our calculation of the SFAS 123(R) windfall tax benefits pool.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Stock-based compensation expense recognized for the years ended September 30, 2006 and 2007 included compensation expense for share-based payment awards granted prior to, but not vested as of, September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. We recognize compensation expense using the straight-line single-option method. Stock-based compensation expense recognized for the years ended September 30, 2006 and 2007 is based on awards ultimately expected to vest and, accordingly, the expense for the years ended September 30, 2006 and 2007 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant. Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Prior to our adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123,” which defines a fair value based method and addresses common stock and options awarded to employees as well as those awarded to non-employees in exchange for products and services. SFAS No. 123 and its amendments and APB Opinion No. 25 have been superseded by SFAS No. 123(R). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 prior to adoption of SFAS No. 123(R) for the year ended September 30, 2005:

Net income available to common shareholders, as reported	$35,819
Add stock-based compensation expense included in reported net income, net of taxes	32
Deduct total stock-based employee compensation expenses determined using the fair value based method, net of taxes	(2,300)

Net income, pro forma	$33,551

Basic net income per share, as reported	$1.28

Diluted net income per share, as reported	$1.26

Basic net income per share, pro forma	$1.20

Diluted net income per share, pro forma	$1.18

Income Taxes

We recognize deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize deferred tax assets for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Deferred tax assets are reduced through the establishment of a valuation allowance, if it is more likely than not that the deferred tax assets will not be realized.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables.

We place our cash and cash equivalents with high quality financial institutions and manage the amount of credit exposure with any one financial institution.

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

Our students have traditionally received their Federal Family Education Loans (FFEL) from a limited number of lending institutions. FFEL student loans comprised approximately 86%, 88% and 87% of our total Title IV Program funds received for the years ended September 30, 2005, 2006 and 2007, respectively. One lending institution, Sallie Mae, provided the majority of the FFEL loans that our students received. In the year ended September 30, 2005, one student loan guaranty agency, Ed Funds, guaranteed more that 95% of the FFEL loans made to our students. In the year ended September 30, 2006, two student loan guaranty agencies, EdFund and United Student Aid Funds (USAF), guaranteed approximately 30% and 70%, respectively, of the FFEL loans made to our students. In the year ended September 30, 2007, one student loan guaranty agency, USAF, guaranteed approximately 95% of the FFEL loans made to our students.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable and payable, accrued liabilities and deferred tuition approximates their respective fair value at September 30, 2006 and 2007 due to the short-term nature of these instruments.

Earnings per Common Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the years ended September 30, 2005, 2006 and 2007, approximately 0.6 million shares, 0.8 million shares and 1.1 million shares, respectively, which could be issued under outstanding employee stock options, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

The table below reflects the reconciliation of the weighted average number of common shares used in determining basic and diluted net income per share:

	Year Ended September 30,
	2005	2006	2007

Weighted average number of shares
Basic shares outstanding	27,899	27,799	26,775
Dilutive effect related to employee stock plans	637	456	649

Diluted shares outstanding	28,536	28,255	27,424

Comprehensive Income

We have no items which affect comprehensive income other than net income.

4.	Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The definition of fair value focuses on the exit price that would be received to sell an asset or paid to transfer a liability. The statement emphasizes that fair value is a market-based measurement, not an entity specific measurement and establishes a hierarchy between market participant assumptions developed based on (1) market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions from the best information available in the circumstances. The statement is effective at the beginning of our first fiscal year that begins after November 15, 2007, which is our year beginning October 1, 2008. On November 14, 2007, the FASB authorized its staff to draft a proposed FSP that would partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The proposed FSP will not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We are assessing the impact of this statement on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as certain nonfinancial instruments, at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. We do not currently hold any financial instruments which are subject to SFAS No. 159 and will consider the provisions of this statement at the time we first recognize an eligible item.

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application encouraged. We have adopted the provisions of SAB 108 effective October 1, 2006 and recorded a net charge to retained earnings of $1.3 million for the matter described in the following paragraph. Prior to adopting SAB 108, we used the balance sheet approach for quantifying misstatements.

During the three months ended December 31, 2006, we evaluated the calculation of the accrual for our field sales representative bonus plan and subsequently determined there was an error in the calculation. More specifically, we determined that not all tuition revenue for graduates with multiple enrollment sequences was being included in the related bonus calculations, resulting in an understatement of compensation expense during the period from June 30, 2002 through September 30, 2006. We determined that, as of September 30, 2006, the cumulative effect of this error totaled $2.1 million on a pretax basis and $1.3 million after tax. We also determined that this amount accumulated over time and that the financial statements of all prior annual and interim periods were not materially misstated as a result of this error. Not all of our field sales representatives were affected by this error. We made retroactive payments to the affected sales representatives during our 2007 third quarter. The following is a

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

summary of the adjustments made to our consolidated balance sheet as of October 1, 2006 to reflect our adoption of SAB 108:

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

5.	Reduction in Workforce Expense

In September 2006 and 2007 we implemented nationwide reductions in force of approximately 70 and 225 employees, respectively, and recorded operating expenses of approximately $1.1 million and $4.5 million, respectively. The expense for the years ended September 30, 2006 and 2007 was recorded as follows: $0.4 million and $2.7 million, respectively, in educational services and facilities and $0.7 million and $1.8 million, respectively, in selling, general and administrative. The expenses primarily included severance pay and outplacement services. We had approximately $4.3 million of the $4.5 million expense related to the 2007 reduction in force remaining in accrued expenses at September 30, 2007.

6.	Receivables

Receivables, net consist of the following:

	September 30,
	2006	2007

Tuition receivables	$16,679	$14,764
Income tax receivables	1,806	1,358
Other receivables	825	437

Receivables	19,310	16,559
Less allowance for uncollectible accounts	(2,608)	(2,055)

	$16,702	$14,504

The allowance for uncollectible accounts primarily relates to tuition receivables. The allowance is estimated using the historical average write-off experience for the prior five years which is applied to the receivable balance related to students who are no longer attending our school due to either graduation or withdrawal. The allowance fluctuates based on the amount and age of receivable balances related to students who are no longer attending school. As the amount of the aged balance increases, we increase our allowance for uncollectible accounts and as the amount of the aged balance decreases, we reduce our allowance for uncollectible accounts. We write-off receivable balances and deduct those balances from the allowance for uncollectible accounts at the time we transfer the tuition receivable to a third party collection agency.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The following table summarizes the activity for our allowance for uncollectible accounts during the year ended September 30:

		Additions
	Balance at	Charged to	Write-offs of
	Beginning of	Bad Debt	Uncollectible	Balance at
	Period	Expense	Accounts	End of Period

2005	$2,021	$4,211	$3,163	$3,069
2006	$3,069	$4,693	$5,154	$2,608
2007	$2,608	$3,375	$3,928	$2,055

7.	Property and Equipment

Property and equipment, net consist of the following:

	Depreciable	September 30,
	Lives (in years)	2006	2007

Land	—	$3,832	$3,832
Building	35	42,349	28,407
Leasehold improvements	1 - 35	24,405	30,942
Training equipment	3 - 10	46,539	57,809
Office and computer equipment	3 - 10	25,879	26,355
Curriculum development	5	508	570
Internally developed software	3	4,720	6,176
Vehicles	5	739	615
Construction in progress	—	12,187	2,766

		161,158	157,472
Less accumulated depreciation and amortization		(43,860)	(52,877)

		$117,298	$104,595

Depreciation related to our property and equipment was $9.6 million, $13.7 million and $17.9 for the years ended September 30, 2005, 2006 and 2007, respectively. Amortization related to curriculum development and internally developed software was $0.6 million, $0.8 million and $1.1 million for the years ended September 30, 2005, 2006 and 2007, respectively.

On July 18, 2007, we sold our facilities and assigned our rights and obligations under our ground lease at our Sacramento, California campus for $40.8 million. We paid $0.6 million in transaction costs, received net proceeds of $40.1 million and realized a modest pretax loss on the transaction. Concurrent with the sale and assignment, we leased back the facilities and land for an initial term of 15 years at an annual rent of $3.8 million subject to escalation under certain circumstances. We have the option to renew the lease up to four times equally over a 20 year period. We determined that the transaction met the criteria for sale leaseback and operating lease accounting treatment. Accordingly, we have removed the facilities from our balance sheet.

On October 10, 2007, we sold our facilities at our Norwood, Massachusetts campus for $33.0 million. We paid $0.4 million in transaction costs, received net proceeds of $32.6 million and realized a modest pretax gain on the transaction. Concurrent with the sale, we leased back the facilities for an initial term of 15 years at an annual rent of $2.6 million, subject to escalation every 2 years. We have the option to renew the lease up to four times equally over a 20 year period. We determined that the transaction met the criteria for sale leaseback and operating lease accounting treatment. Accordingly, during the first quarter of fiscal 2008, we removed the facilities from our balance sheet and will defer and amortize the gain on the transaction on a straight-line basis over the initial lease term.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

At September 30, 2006, construction in progress included $6.8 million related to construction of our new Sacramento, California campus building and $2.7 million related to construction at our Orlando, Florida campus.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2006	2007

Accounts payable	$6,257	$6,083
Accrued compensation and benefits	22,582	24,104
Other accrued expenses	13,194	11,881

	$42,033	$42,068

9.	Revolving Credit Facility

On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009 and established new levels for the financial ratios. There was no amount outstanding on the line of credit at September 30, 2007 or at the date of the modification agreement.

The revolving line of credit is guaranteed by UTI Holdings, Inc. and each of its wholly owned subsidiaries. Letters of credit issued bear fees of 0.625% per annum and reduce the amount available to borrow under the revolving line of credit. The credit agreement requires interest to be paid quarterly in arrears based upon the lender’s interest rate less 0.50% per annum or LIBOR plus 0.625% per annum, at our option. Additionally, the revolving line of credit requires an unused commitment fee payable quarterly in arrears equal to 0.125% per annum.

The October 26, 2007 modification agreement revised the financial ratios to the following: net income after taxes determined for any fiscal year of not less than $7.5 million for such year; net income after taxes for any two consecutive fiscal quarters of not less than $0.00 for such consecutive quarters; total liabilities divided by tangible net worth determined for any fiscal quarter of not greater than 3.00 to 1.00; current ratio determined for any fiscal quarter of less than 0.50 to 1.00; and tangible net worth determined as of any fiscal quarter of not less than $35.0 million. In addition, the credit agreement requires that we maintain our accreditation and eligibility for receiving Title IV Program funds. At September 30, 2007, we were not in compliance with the previous covenant requiring a quarterly minimum net income of $3.5 million as a result of the $4.5 million in expense related to the reduction in force in September 2007. We obtained a waiver from the bank for this breach on October 2, 2007. We were in compliance with all other restrictive covenants at September 30, 2007.

10.	Income Taxes

The components of income tax expense are as follows:

	Year Ended September 30,
	2005	2006	2007

Current expense	$21,909	$17,706	$11,763
Deferred benefit	(1,700)	(2,388)	(982)
Charge in lieu of taxes attributable to equity compensation	1,211	1,006	25

Total provision for income taxes	$21,420	$16,324	$10,806

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate. The reasons for the differences are as follows:

	Year Ended September 30,
	2005	2006	2007

Income tax expense at statutory rate	$20,034	$15,299	$9,230
State income taxes, net of federal tax benefit	1,183	1,390	1,606
Other, net	203	(365)	(30)

Total income tax expense	$21,420	$16,324	$10,806

The components of the deferred tax assets (liabilities) are recorded in the accompanying Consolidated Balance Sheets as follows:

	September 30,
	2006	2007

Gross deferred tax assets:
Compensation not yet deductible for tax	$5,259	$7,940
Receivable reserves	1,022	802
Expenses and accruals not yet deductible	4,107	4,627
Deferred revenue	881	434
Net operating loss and net capital loss carryovers	614	539
State tax credit carryforwards	927	1,126
Valuation allowance	—	(885)

Total gross deferred tax assets	12,810	14,583

Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(4,482)	(5,054)
Depreciation and amortization of property and equipment	(5,042)	(4,908)
Prepaid expenses deductible for tax	(1,467)	(990)

Total gross deferred tax liabilities	(10,991)	(10,952)

Net deferred tax assets	$1,819	$3,631

The following table summarizes the activity for the valuation allowance during the year ended September 30:

		Additions
	Balance at	Charged to
	Beginning of	Income Tax		Balance at
	Period	Expense	Write-offs	End of Period

2005	$16,083	$—	$45	$16,038
2006	$16,038	$—	$16,038	$—
2007	$—	$885	$—	$885

At October 1, 2004, our valuation allowance related primarily to deferred tax assets arising from a capital loss carryforward that expired in 2006. On October 10, 2007, the first quarter of fiscal 2008, we completed a sale leaseback transaction of the property at our Norwood, Massachusetts campus. As a result, we no longer qualify for Massachusetts investment tax credits related to that property. At September 30, 2007, we determined that it was more likely than not that we would not realize those investment tax credits and recorded a related valuation allowance of $0.9 million as of that date. The Internal Revenue Service has audited our federal income tax returns

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

for the taxable years ended September 30, 2003 through September 30, 2006. The audits did not result in any material adjustments to our tax returns.

11.	Commitments and Contingencies

Operating Leases

We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight line basis. Two of our campus properties are leased from a related party. Future minimum rental commitments at September 30, 2007 for all non-cancelable operating leases for the years ending September 30 are as follows:

Year ending September 30,
2008	$22,916
2009	22,351
2010	21,859
2011	20,779
2012	19,753
Thereafter	147,416

$255,074

The future minimum lease payments under the initial 15 year term of the Norwood, Massachusetts lease, which was executed on October 10, 2007, are $2.6 million, $2.6 million, $2.7 million, $2.7 million, $2.8 million and $30.2 million for the years ended September 30, 2008, 2009, 2010, 2011, 2012 and thereafter, respectively. Such amounts are not included in the table above.

Rent expense for operating leases was approximately $18.1 million, $20.3 million and $22.1 million for the years ended September 30, 2005, 2006 and 2007, respectively. Included in rent expense is rent paid to related parties which was approximately $1.8 million, $2.0 million and $2.1 million for the years ended September 30, 2005, 2006 and 2007, respectively.

Licensing Agreement

In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. Under the terms of the agreement, we are required to pay a flat per student fee for each three week course a student completes of the total three courses offered in connection with this license agreement. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than six months notification of intent to terminate. In addition, the agreement may be terminated by the licensor after notification to us of a contractual breach if such breach remains uncured for more than 30 days. The expense related to this agreement was $0.9 million, $1.0 million, and $1.2 million for the years ended September 30, 2005, 2006, and 2007, respectively, and was recorded in educational services and facilities expenses.

In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. This agreement replaces the previous licensing agreement which expired on June 30, 2007. We are committed to pay royalties based upon net revenue and sponsorship revenue, as defined in the agreement, from July 1, 2007 through December 31, 2017, the expiration of the agreement. The agreement requires minimum royalty payments of $0.5 million and $1.5 million in calendar years 2007 and 2008, respectively. The minimum royalty payments

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

increase by $0.05 million in each calendar year subsequent to 2008. The expense related to these agreements was $2.3 million, $2.2 million and $2.0 million in the years ended September 30, 2005, 2006 and 2007, respectively, and was recorded in education services and facilities expenses.

In August 2005, we settled claims with a third party that certain of our former employees had allegedly used the intellectual property assets of the third party in the development of our e-learning training products. Under the settlement agreement, we agreed, over a two-year period, to purchase $3.6 million of courseware licenses that will expire no later than December 2010. At September 30, 2007, we had purchased $3.6 million and used $1.0 million of courseware licenses. We record the expense for the purchased licenses on a straight-line basis over the period in which the registered user is expected to use the license. Expense related to this agreement was $0.0 million, $0.2 million and $0.7 million for the years ended September 30, 2005, 2006 and 2007, respectively.

Vendor Relationship

In 1998, we entered into an agreement with Snap-on Tools. Our agreement with Snap-on Tools was renewed in December 2004 and expires in January 2009. The agreement allows us to purchase promotional tool kits for our students at a discount from their list price. In addition, we earn credits that are redeemable for equipment we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant Snap-on Tools exclusive access to our campuses, to display advertising and to use Snap-on tools to train our students. The credits earned under this agreement may be redeemed for Snap-on Tools equipment at the full retail list price, which is more than we would be required to pay using cash. Upon termination of the agreement, we continue to earn credits relative to promotional tool kits we purchase or additional tools our active students purchase. We continue to earn these credits until a tool kit is provided to the last student eligible under the agreement.

Students are each provided a voucher which can be redeemed for a tool kit near graduation. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool kits are provided. Accordingly, at September 30, 2006 and 2007, we recorded an accrued tool set liability of $4.0 million. Additionally, at September 30, 2006 and 2007, our liability to Snap-on Tools for vouchers redeemed by students was $1.6 million and $1.7 million, respectively, and was recorded in accounts payable and accrued expenses.

As we have opened new campuses, Snap-on Tools has historically advanced us credits for the purchase of their tools or equipment that support our growth. At September 30, 2006 and 2007, our net Snap-on Tools liability resulting from using credits in excess of credits earned was $1.1 million and $0.5 million, respectively.

Alternative Student Loan Program

Effective July 1, 2005, we extended the terms of our previous agreement with Sallie Mae to provide an alternative loan option to our students who do not qualify for other available student loan options we provide. The agreement expires on June 30, 2009. In September 2007, three additional third party lenders began funding under the terms of this agreement. Additional available funding will be reassessed on each anniversary date.

Effective September 6, 2006, we entered into a funding agreement with Sallie Mae which was amended November 3, 2006 and required us to pay a 20% discount on the loans issued under this program. This funding agreement expired on August 31, 2007. Effective September 1, 2007, we entered into a new funding agreement with Sallie Mae which requires us to pay a discount ranging from 5% to 40% based upon specific credit risk as defined in the contract and associated with the individual student borrower. We are required to pay the discount amount to these lenders monthly based upon proceeds received. Under the terms of the new funding agreement, we have a funding limit of $9.0 million through June 30, 2008. We did not make any payments or record any reduction to revenue under the agreements for the year ended September 30, 2006. We paid approximately $1.0 million and

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

recorded approximately $0.7 million as a reduction to revenue under the agreement for the year ended September 30, 2007.

Effective in July 2007, we entered into a funding agreement with a third party lender. We are required to pay a discount based on the borrower risk profile, which ranges from 30% to 70% of the student loans issued under the program. There are no aggregate funding limits under this program. At September 30, 2007, we have allowed students access to this program. However, we have not received any funding under this program and, accordingly, we have not recognized revenue for tuition earned but not yet funded under this program.

We recognize a liability for our full discount under both programs based upon the present value of expected cash flows under the agreements. We have recognized a liability and a corresponding receivable of $0.3 million and $0.1 million for the years ended September 30, 2006 and 2007, respectively. The discount is recognized as a reduction of tuition revenue over the matriculation of the student during their program.

Executive Employment Agreements

We entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $2.0 million at September 30, 2007.

Change in Control Agreements

We have entered into severance agreements with key executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in corporate structure that results in a change in control. Under the terms of the severance agreements, these employees are entitled to twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The agreements expire in 2007, with an automatic one year renewal if notice of intent to terminate is not provided by us 90 days prior to expiration. The future employment contract commitments for such employees were approximately $0.6 million at September 30, 2007.

Deferred Compensation Plan

We have deferred compensation agreements with five of our employees, providing for the payment of deferred compensation to each employee in the event that the employee is no longer employed by us. Under each agreement, the employee shall receive an amount equal to the compensation the employee would have earned if the employee had repeated the employment performance of the prior twelve months. We will pay the deferred compensation in a lump sum or over the period in which the employee would typically have earned the compensation had the employee been actively employed, at our option. Our commitment under the deferred compensation agreements was approximately $1.4 million at September 30, 2007.

Surety Bonds

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At September 30, 2007, we have posted surety bonds in the total amount of approximately $14.7 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Legal

In the ordinary conduct of our business, we are periodically subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Based on internal review, we accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party, individually or in the aggregate, will have a material adverse effect on our business, results of operations, cash flows or financial condition.

In October 2007, we received letters from the Department of Education, for two of our schools, and in May 2007, we received letters from the Offices of the Attorney General of the State of Arizona and the State of Illinois. The letters requested information related to relationships between us and student loan lenders as well as information regarding our business practices. We have submitted timely responses to these requests and have not received subsequent communication from the Department of Education or the states Attorneys General. In November 2007, we received a request for similar information from the Florida Attorney General’s office. We are in the process of providing a timely response to this request.

As we previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We filed a motion for summary judgment and by minute entry dated December 22, 2005, the Arizona Superior Court granted our motion on all claims. The plaintiffs filed a motion requesting that the court amend and vacate its minute entry. The Court denied plaintiffs’ motion on March 30, 2006. On May 1, 2006, the Court entered final judgment in our favor and against plaintiffs on all claims. On May 22, 2006, plaintiffs filed their notice of appeal with the Arizona Court of Appeals. On May 22, 2007, the Arizona Court of Appeals reversed the lower court’s decision and remanded the trial court’s judgment on the basis that factual questions exist. On July 9, 2007, the Court of Appeals denied our Motion for Reconsideration. On July 24, 2007, we filed a petition for review with the Arizona Supreme Court seeking reversal of the Arizona Court of Appeals decision. On November 26, 2007, we were notified that the Arizona Supreme Court denied review of our pending petition. This matter will return to the Arizona Superior Court. We intend to continue to defend this matter.

12.	Common Shareholders’ Equity

Common Stock

Holders of our common stock are entitled to receive dividends when and as declared by the board of directors and have the right to one vote per share on all matters requiring shareholder approval.

Stock Repurchase Program

On February 28, 2006, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in open market or privately negotiated transactions. The timing and actual number of shares purchased depended on a variety of factors such as price, corporate and regulatory requirements and other prevailing market conditions. We had approximately 1.4 million treasury shares at a total cost of approximately $30.0 million at September 30, 2006 and 2007.

Stock Option and Incentive Compensation Plans

We have two stock option plans, which we refer to as the Management 2002 Stock Option Program (2002 Plan) and the 2003 Incentive Compensation Plan (2003 Plan).

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

The 2003 Plan was approved by our Board of Directors and adopted effective December 22, 2003 upon consummation of our initial public offering. The 2003 Plan authorizes the issuance of various common stock awards, including stock options and restricted stock, for approximately 4.4 million shares of our common stock. We issue our stock awards at the fair market value of our common stock which is determined based upon the closing price of our stock on the New York Stock Exchange on the grant date. Under the 2003 Plan, common stock awards generally vest ratably over a four year period. The expiration date of stock options granted under the 2003 Plan is the earlier of the ten-year anniversary of the grant date; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; ninety days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance; or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance. The restrictions associated with our restricted stock awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination. On February 28, 2007, our stockholders approved amendments to the 2003 Plan to, among other things: permit the grant of stock units and performance units; revise the business criteria used for awards qualifying as performance-based compensation under Section 162(m) of the Internal Revenue Code; and permit the grant of cash bonuses under the 2003 Plan that would qualify as performance-based compensation under Section 162(m). The 2003 Plan was also amended to require that all options and stock appreciation rights have an exercise price per share equal to the fair market value of the common stock on the date of grant. At September 30, 2007, 4.2 million shares of common stock were reserved for issuance under the 2003 Plan, of which 1.9 million shares are available for future grant.

We determine our assumptions used in the Black-Scholes option-pricing model at the date of each grant. The assumptions used to estimate the fair value of each of our stock option grants include, but are not limited to, our expected stock price volatility, the expected lives of the awards and actual and projected employee stock exercise behaviors.

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

In determining our expected term, we reviewed our historical share option exercise experience and determined it does not provide a reasonable basis upon which to estimate an expected term due to our limited historical award and exercise experience. As allowed by SAB 107 “Share-Based Payment”, for the years ended September 30, 2006 and 2007, we applied the simplified method for calculating the expected term. The simplified method is the weighted mid-point between vesting date and the expiration date of the stock option agreement. The stock options granted during the years ended September 30, 2006 and 2007 have a graded vesting of 25% each year for four years and a 10 year life.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The risk-free interest rate of our awards is determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options.

The following table illustrates the assumptions used for stock option grants made during each year:

	Year Ended September 30,
	2005	2006	2007

Expected lives (in years)	5.00	6.25	6.25
Risk-free interest rate	3.77%	4.89%	4.54%
Dividend yield	—	—	—
Expected volatility	34.46%	41.80%	39.39%

The following table summarizes stock option activity under the 2002 and 2003 Plans:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value

Outstanding at September 30, 2006	2,694	$21.44	7.62	$20,915
Granted	62	$22.91
Exercised	(34)	$14.30
Expired or forfeited	(207)	$25.42

Outstanding at September 30, 2007	2,515	$21.25	6.62	$10,439

Stock options exercisable at September 30, 2007	1,672	$18.65	6.07	$10,044
Stock options expected to vest at September 30, 2007	761	$26.40	7.71	$395

The total fair value of options which vested during the years ended September 30, 2005, 2006 and 2007 was $3.4 million, $4.4 million and $5.3 million, respectively. The total intrinsic value of stock options exercised during the years ended September 30, 2005, 2006 and 2007 was $3.4 million, $2.8 million and $0.3 million, respectively. The weighted-average grant-date per share fair value of options granted during the years ended September 30, 2005, 2006 and 2007 was $13.98, $11.42 and $10.69, respectively.

The values for stock options exercised are summarized as follows:

	Year Ended September 30,
	2005	2006	2007

Cash received	$1,966	$2,099	$493
Tax benefits	$1,318	$1,085	$110

The following table summarizes restricted stock activity under the 2003 Plan.

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share

Nonvested restricted stock at September 30, 2006	119	$23.17
Awarded	305	$23.60
Vested	(27)	$23.16
Expired	(66)	$23.49

Nonvested restricted stock at September 30, 2007	331	$23.50

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

The following table summarizes the operating expense line and the impact on net income in the consolidated statements of income in which the stock-based compensation expense under SFAS No. 123(R) has been recorded:

	Year Ended September 30,
	2006	2007

Educational services and facilities	$545	$533
Selling, general and administrative	4,387	5,908

Total stock-based compensation expense	$4,932	$6,441

Income tax benefit	$1,923	$2,480

As of September 30, 2007, unrecognized stock compensation expense related to unvested common stock awards was $13.1 million, which is expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan that allows eligible employees to purchase our common stock up to an aggregate of 0.3 million shares at semi-annual intervals through periodic payroll deductions. The number of shares of common stock issued under this plan was 0.04 million shares and 0.03 million shares in the years ended September 30, 2006 and 2007, respectively. Our plan provides for a market price discount of 5% and application of the market price discount to the closing stock price at the end of each offering period.

13.	Defined Contribution Employee Benefit Plan

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made contributions totaling approximately $1.2 million, $1.4 million and $1.3 million for the years ended September 30, 2005, 2006 and 2007, respectively.

14.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in assessing performance of the segment and in deciding how to allocate resources to an individual segment.

Our principal business is providing post-secondary education. We also provide manufacturer specific training, and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and are reflected in the Other category. Corporate expenses are allocated to Post-Secondary Education and the Other category based on compensation expense.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Summary information by reportable segment is as follows as of and for the year ended September 30:

	2005
	Post-
	Secondary
	Education	Other	Total

Net revenues	$294,497	$16,303	$310,800
Operating income	$54,558	$1,220	$55,778
Depreciation and amortization	$9,344	$433	$9,777
Goodwill	$20,579	$—	$20,579
Assets	$197,080	$3,528	$200,608

	2006
	Post-
	Secondary
	Education	Other	Total

Net revenues	$331,759	$15,307	$347,066
Operating income (loss)	$41,227	$(487)	$40,740
Depreciation and amortization	$13,808	$397	$14,205
Goodwill	$20,579	$—	$20,579
Assets	$208,859	$3,302	$212,161

	2007
	Post-
	Secondary
	Education	Other	Total

Net revenues	$336,089	$17,281	$353,370
Operating income (loss)	$23,934	$(184)	$23,750
Depreciation and amortization	$18,265	$486	$18,751
Goodwill	$20,579	$—	$20,579
Assets	$228,389	$4,433	$232,822

15.	Quarterly Financial Summary (Unaudited)

	First	Second	Third	Fourth	Fiscal
Year Ended September 30, 2006	Quarter	Quarter	Quarter	Quarter	Year

Net revenue	$85,512	$88,686	$84,134	$88,734	$347,066
Income from operations	$16,251	$12,522	$5,711	$6,256	$40,740
Net income	$10,265	$8,317	$4,498	$4,306	$27,386
Income per share:
Basic	$0.37	$0.30	$0.16	$0.16	$0.99
Diluted	$0.36	$0.29	$0.16	$0.16	$0.97

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

	First	Second	Third	Fourth		Fiscal
Year Ended September 30, 2007	Quarter	Quarter	Quarter	Quarter		Year

Net revenue	$89,534	$91,651	$85,176	$87,009		$353,370
Income (loss) from operations	$10,525	$9,450	$5,696	$(1,921	)(1)	$23,750
Net income (loss)	$6,910	$6,119	$3,856	$(1,321	)(1)	$15,564
Income per share:
Basic	$0.26	$0.23	$0.14	$(0.05	)(1)	$0.58
Diluted	$0.26	$0.22	$0.14	$(0.05	)(1)	$0.57

(1)	The loss from operations and net loss incurred during the fourth quarter is primarily due to approximately $4.5 million in operating expense related to our reduction in force implemented nationwide in September 2007.

The summation of quarterly net income per share, and quarterly net income per share assuming dilution, does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis. In addition, securities may have an anti-dilutive effect during individual quarters but not for the full year.

16.	Subsequent Event

On November 26, 2007, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock in open market or privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and other prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice.