Form 10-Q
period 2007-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2008-02-08
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
At February 5, 2008, there were 25,252,321 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

 ii

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	September 30,	December 31,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$75,594	$99,645
Receivables, net	14,504	16,143
Deferred tax assets	5,656	6,085
Prepaid expenses and other current assets	7,380	7,325

Total current assets	103,134	129,198
Property and equipment, net	104,595	70,264
Goodwill	20,579	20,579
Other assets	4,514	3,874

Total assets	$232,822	$223,915

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,068	$32,521
Deferred revenue	49,389	44,884
Income tax payable	—	3,852
Accrued tool sets	4,009	3,794
Other current liabilities	416	367

Total current liabilities	95,882	85,418
Deferred tax liabilities	2,025	2,017
Other liabilities	10,410	10,870

Total liabilities	108,317	98,305

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $.0001 par value, 100,000,000 shares authorized, 28,259,893 shares issued and 26,828,948 shares outstanding at September 30, 2007 and 28,268,530 shares issued and 26,446,485 shares outstanding at December 31, 2007	3	3
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Paid-in capital	132,131	133,524
Treasury stock, at cost, 1,430,945 shares and 1,822,045 shares at September 30, 2007 and December 31, 2007, respectively	(30,029)	(36,839)
Retained earnings	22,400	28,922

Total shareholders’ equity	124,505	125,610

Total liabilities and shareholders’ equity	$232,822	$223,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2006	2007

Net revenues	$89,534	$90,035

Operating expenses:
Educational services and facilities	44,195	46,186
Selling, general and administrative	34,814	34,545

Total operating expenses	79,009	80,731

Income from operations	10,525	9,304

Other expense (income):
Interest income	(672)	(1,371)
Interest expense	11	10

Total other income	(661)	(1,361)

Income before income taxes	11,186	10,665
Income tax expense	4,276	4,182

Net income	$6,910	$6,483

Earnings per share:
Net income per share — basic	$0.26	$0.24

Net income per share — diluted	$0.26	$0.24

Weighted average number of common shares outstanding:
Basic	26,744	26,788

Diluted	27,092	27,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at September 30, 2007	28,260	$3	$132,131	1,431	$(30,029)	$22,400	$124,505
Cummulative effect of the adoption of FIN 48	—	—	—	—	—	39	39

Balance at October 1, 2007	28,260	3	132,131	1,431	(30,029)	22,439	124,544
Net income	—	—	—	—	—	6,483	6,483
Issuance of common stock under employee plans	9	—	158	—	—	—	158
Tax charge from employee stock plans	—	—	(310)	—	—	—	(310)
Stock compensation	—	—	1,545	—	—	—	1,545
Treasury stock purchases	—	—	—	391	(6,810)	—	(6,810)

Balance at December 31, 2007	28,269	$3	$133,524	1,822	$(36,839)	$28,922	$125,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended
	December 31,
	2006	2007
Cash flows from operating activities:
Net income	$6,910	$6,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,124	4,381
Bad debt expense	683	928
Stock-based compensation	1,560	1,545
Deferred income taxes	(1,158)	(731)
Loss on sale of property and equipment	40	407
Changes in assets and liabilities:
Receivables	1,346	(3,925)
Prepaid expenses and other current assets	1,459	55
Other assets	78	453
Accounts payable and accrued expenses	(11,615)	(5,565)
Deferred revenue	481	(4,505)
Income tax payable	6,967	5,210
Accrued tool sets and other current liabilities	(91)	(263)
Other liabilities	(60)	58

Net cash provided by operating activities	10,724	4,531

Cash flows from investing activities:
Purchase of property and equipment	(5,408)	(6,490)
Proceeds from sale of property and equipment	8	32,662

Net cash (used in) provided by investing activities	(5,400)	26,172

Cash flows from financing activities:
Purchase of treasury stock	—	(6,810)
Proceeds from issuance of common stock under employee plans	8	158

Net cash provided by (used in) financing activities	8	(6,652)

Net increase in cash and cash equivalents	5,332	24,051
Cash and cash equivalents, beginning of period	41,431	75,594

Cash and cash equivalents, end of period	$46,763	$99,645

Supplemental disclosure of cash flow information:
Taxes paid	$13	$5

Interest paid	$10	$19

Training equipment obtained in exchange for services	$194	$396

Accrued capital expenditures	$1,208	$821

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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2007.
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
3. Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS No. 141R), “Business Combinations” and No. 160 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 141R will significantly change the accounting for business acquisitions. SFAS No. 160 recharacterizes minority interests as noncontrolling interests and changes the classification to a component of equity. Both statements are effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibitied. We will apply SFAS No. 141R and SFAS No. 160 if we enter into an agreement that meets the requirements of the related statement.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 110 (SAB 110), “Share-Based Payment.” SAB 110 expresses the views of the staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123R, “Share-Based Payment.” In SAB 107, the staff indicated that it believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the staff understands that such detailed information may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under SAB 110, we will continue to use the simplified method in estimating the expected term of our stock options until such a time as more relevant detailed information becomes available.
4. Weighted Average Number of Common Shares Outstanding
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months ended December 31, 2006 and 2007, approximately 1.0 million shares, which could be issued under outstanding options, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.
The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended
	December 31,
	2006	2007

Basic common shares outstanding	26,744	26,788
Dilutive effect of:
Options and shares related to employee stock plans	348	635

Diluted common shares outstanding	27,092	27,423

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
5. Property and Equipment
Property and equipment, net consist of the following:

	Depreciable	September 30,	December 31,
	Lives (in years)	2007	2007

Land	—	$3,832	$—
Building and building improvements	35	28,407	—
Leasehold improvements	1 - 35	30,942	31,637
Training equipment	3 - 10	57,809	58,924
Office and computer equipment	3 - 10	26,355	26,437
Curriculum development	5	570	570
Internally developed software	3	6,176	6,235
Vehicles	5	615	646
Construction in progress	—	2,766	1,429

		157,472	125,878
Less accumulated depreciation and amortization		(52,877)	(55,614)

		$104,595	$70,264

On October 10, 2007, we sold our facilities at our Norwood, Massachusetts campus for $33.0 million. We paid $0.4 million in transaction costs, received net proceeds of $32.6 million and realized a modest pretax gain on the transaction. Concurrent with the sale, we leased back the facilities for a period of 15 years at an annual rent of $2.6 million, subject to escalation every 2 years. We have the option to renew the lease four times equally over a 20 year period. We determined that the transaction met the criteria for sale leaseback and operating lease accounting treatment. Accordingly, we have removed the facilities from our balance sheet and we are amortizing the gain on the transaction on a straight-line basis.
The future minimum lease payments under the initial 15 year term of the related lease agreement for the years ending September 30 are as follows:

2008	$2,640
2009	2,640
2010	2,719
2011	2,719
2012	2,801
Thereafter	30,185

$43,704

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
6. Accounts Payable and Accrued Expenses

	September 30,	December 31,
	2007	2007

Accounts payable	$6,083	$3,322
Accrued compensation and benefits	24,104	19,610
Other accrued expenses	11,881	9,589

	$42,068	$32,521

7. Revolving Credit Facility
On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009 and established new covenant requirements. There was no amount outstanding on the line of credit at the date of the modification agreement or at December 31, 2007. We were in compliance with all covenants at December 31, 2007.
8. Reduction in Workforce
In September 2007, we implemented a nationwide reduction in force of approximately 225 employees and recorded operating expenses of approximately $4.5 million. We will make payments on this liability through June 30, 2009. The following table summarizes the reduction in workforce charge activity for the three months ended December 31, 2007:

	Liability Balance at		Other	Liability Balance at
	September 30, 2007	Cash Paid	Non-cash (1)	December 31, 2007

Severance	$3,544	$(1,999)	$(287)	$1,258
Other	750	(464)	(248)	38

Total	$4,294	$(2,463)	$(535)	$1,296

(1)	Primarily relates to the affected employee not using benefits within the time offered under the separation agreement and non-cash severance.
9. Adoption of FIN 48
We adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” effective October 1, 2007. FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, accounting for interest and penalties, and financial statement disclosure for uncertain tax positions.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
The adoption of FIN 48 resulted in an increase to our retained earnings of approximately $0.04 million. Upon adoption, the gross liability for unrecognized tax benefits was approximately $0.05 million, of which $0.03 million would favorably affect our effective tax rate if recognized. Our policy to include interest and penalties related to uncertain tax positions as components of income taxes did not change upon the adoption of FIN 48. Gross amount of interest and penalties accrued as of the date of adoption was $0.02 million. Interest included in our provision for income taxes for the three months ended December 31, 2007 was insignificant.
We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which these filings relate. Our tax returns for the years ended September 30, 2004 through September 30, 2007 remain subject to examination by the Internal Revenue Service, and our tax returns for the years ended September 30, 2003 through September 30, 2007 remain subject to examination by various state taxing authorities. The Internal Revenue Service has audited our tax returns for the years ended September 30, 2004 through September, 2006 without any material audit adjustments. We are currently under audit by the State of Arizona for tax years ended September 30, 2003 through September 30, 2006.
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
In October 2007, we received letters from the Department of Education, for two of our schools, and in May 2007, we received letters from the Offices of Attorney General of the State of Arizona and the State of Illinois. The letters requested information related to relationships between us and student loan lenders as well as information regarding our business practices. We have submitted timely responses to these requests. In November 2007, we received a request for similar information from the Florida Attorney General’s office. We submitted a timely response to this request and in December 2007 we had follow up communication with the Florida Attorney General’s office and we responded timely to the additional request.
As we previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), a entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 20 shares of our common stock. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We filed a motion for summary judgment and by minute entry dated December 22, 2005, the Arizona Superior Court granted our motion on all claims. The plaintiffs filed a motion requesting that the court amend and vacate its minute entry. The Court denied plaintiffs’ motion on March 30, 2006. On May 1, 2006, the Court entered final judgment in our favor and against plaintiffs on all claims. On July 31, 2006, plaintiffs filed an appeal of the Superior Court’s decision with the Arizona Court of Appeals. Subsequently, plaintiffs filed a motion for consideration of an additional case precedent. On May 22, 2007, the Arizona Court of Appeals reversed the lower court’s decision and remanded this matter for consideration by the Arizona Superior Court on the basis that factual questions exist. On July 9, 2007, the Court of Appeals denied our Motion for Reconsideration. On July 24, 2007, we filed an appeal to the Arizona Supreme Court seeking reversal of the Arizona Court of Appeals decision. On November 26, 2007, we were notified that the Arizona Supreme Court denied review of our pending petition. This matter will return to the Arizona Superior Court. We intend to continue to defend this matter.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
11. Stock Repurchase Program
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At December 31, 2007, we had purchased 0.4 million shares at a total cost of approximately $6.8 million. Subsequent to December 31, 2007, through February 5, 2008, we purchased an additional 1.2 million shares at a total cost of $18.4 million.
12. Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision-making group, in assessing performance of the segment and in deciding how to allocate resources to an individual segment.
Our principal business is providing post-secondary education. We also provide manufacturer-specific training, and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the Other category. Corporate expenses are allocated to Post-Secondary Education and the Other category based on compensation expense.

	Three Months Ended			Three Months Ended
	December 31, 2006			December 31, 2007
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total

Net revenues	$85,527	$4,007	$89,534	$85,577	$4,458	$90,035
Operating income (loss)	$10,885	$(360)	$10,525	$9,213	$91	$9,304
Depreciation and amortization	$4,026	$98	$4,124	$4,249	$132	$4,381
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$212,412	$3,387	$215,799	$220,185	$3,730	$223,915

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2007 Annual Report on Form 10-K. During the three months ended December 31, 2007, there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.
2008 Overview
Operations
Our net revenues for the first quarter were $90.0 million, an increase of 0.6% from the prior year and our net income for the first quarter was $6.5 million, a decrease of 6.2% from the first quarter of the prior year. Our decrease in net income is due to lower capacity utilization in conjunction with higher occupancy, contract services and professional services costs, partially offset by lower sales and marketing costs and higher interest income.
Average undergraduate full-time student enrollment decreased 4.0% to 16,576 for the three months ended December 31, 2007, as compared to 17,265 for the three months ended December 31, 2006. Student starts declined by 11.5% for the three months ended December 31, 2007, as compared to 4.6% for the three months ended December 31, 2006. Recruitment efforts and student starts lagged the prior year due to a variety of factors. A portion of the decline in student starts is attributed to internal execution challenges with lead generation, sales processes and student funding availability. New leadership in marketing, sales and future student services focused on improving customer service levels and simplifying the application process. Our ability to attract prospective students to fill existing capacity continues to be impacted by external factors primarily related to rising tuition, access to affordable funding, low unemployment and relocation costs. In response to both the external environment and internal operational issues, we have implemented a plan that focuses on stabilizing and improving key operating efforts. We are uncertain when we will realize the benefits of these efforts.
The regulatory environment related to Title IV funding and lender practices continues to evolve. As a result of the changing environment and the affordability concerns of our students, in July 2007 we identified additional lenders, funding sources and programs to provide more options for our students. We no longer have access to the $5.0 million opportunity fund or the discount loan program which were alternative loan options for our students who did not qualify for traditional loans. Through February 1, 2008, Sallie Mae, Inc. certified approximately $4.6 million of the discount loan program and we had anticipated using $4.5 to $5.5 million of the program during fiscal 2008. During fiscal 2007, approximately $5.1 million of loans, or 1.4% of revenue, was funded through this program. As a result of no longer having access to these funding sources, we are increasing the discount we pay to subsidize these loans and increasing our scholarship programs. The subsidies will be recognized as a reduction to tuition revenue ratably over the students program. In some cases revenue will not be recognized until cash is received due to variability in collection.

Significant Transactions
We completed a sale and leaseback transaction of our Norwood, Massachusetts campus on October 10, 2007. Under the terms of the transaction, we sold our facilities for $33.0 million, received net proceeds of $32.6 million and realized a modest pretax gain on the transaction during our first quarter. Concurrent with the sale, we leased back the facilities for an initial term of 15 years at an annual rent of $2.6 million, subject to escalation every 2 years. We have the option to renew the agreement four times for up to 20 years.
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At December 31, 2007, we had purchased 391,100 shares at a total cost of approximately $6.8 million. Subsequent to December 31, 2007 we continued to purchase shares of our stock and had purchased a total of 1,206,800 shares at a total cost of approximately $18.4 million through February 5, 2008.
Results of Operations
The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended
	December 31,
	2006	2007

Net revenues	100.0%	100.0%

Operating expenses:
Educational services and facilities	49.3%	51.3%
Selling, general and administrative	38.9%	38.4%

Total operating expenses	88.2%	89.7%

Income from operations	11.8%	10.3%

Interest income	-0.7%	-1.5%

Total other income	-0.7%	-1.5%

Income before income taxes	12.5%	11.8%
Income tax expense	4.8%	4.6%

Net income	7.7%	7.2%

The following table sets forth our average capacity utilization during each of the periods indicated and the number of seats available at the end of each of the periods indicated.

	Three Months Ended
	December 31,
	2006	2007

Average capacity utilization	68.8%	66.1%
Seating available	25,110	25,090
We decreased available seating capacity by 390 seats, or 1.5% for the three months ended December 31, 2007. During December 2007, we completed teaching our final course of the Flextech program at the Avondale campus resulting in a decrease in our available seating capacity at that campus by 570 seats. This decrease in our available seating capacity was offset by an increase in our available seating capacity at our MMI Phoenix campus by 180 seats to accommodate the longer length of our elective programs.
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
Net revenues. Our net revenues for the three months ended December 31, 2007 were $90.0 million, representing an increase of $0.5 million, or 0.6%, as compared to net revenues of $89.5 million for the three months ended December 31, 2006.
We began teaching classes at our Norwood, Massachusetts and Sacramento, California campuses in June 2005 and October 2005, respectively, and we expanded the automotive program at our Orlando, Florida campus in September 2006. Average undergraduate full-time student enrollments at these campuses increased 847 students, or 19.2%, contributing to an increase in net revenues of $5.7 million for the three months ended December 31, 2007. The increase in net revenues was also a result of tuition increases of between 3% and 5%, depending on the program, one additional revenue earning day during the three months ended December 31, 2007 and various other minor factors. We did not increase tuition prices during the fall, but we plan to increase tuition prices during the spring. Tuition price increases are realized as a student matriculates through a program and therefore we will experience a delay in receiving the benefits of the spring tuition increases. The additional revenue earning day resulted in additional revenue of $0.4 million. The increase due to these factors was partially offset by an increase in need-based tuition scholarships and higher military and veteran discounts of approximately $0.5 million.
Net revenues at all campuses, other than our Norwood, Sacramento and Orlando campuses, for the three months ended December 31, 2007, decreased $5.2 million primarily due to a decrease in average undergraduate full-time student enrollment of 1,536 students, or 11.9%. Net revenue also decreased due to an increase in need-based tuition scholarships, higher military and veteran discounts as well as other reductions to income that aggregated $1.4 million. These decreases were partially offset by tuition increases of between 3% and 5%, depending on the program and an increase in revenues of $1.0 million due to one additional revenue earning day.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2007 were $46.2 million, representing an increase of $2.0 million, or 4.5%, as compared to educational services and facilities expenses of $44.2 million for the three months ended December 31, 2006.
The following table sets forth the significant components of our educational services and facilities expenses:

			% of Net Revenues
	Three Months		Three Months		Impact on
	Ended December 31,		Ended December 31,		Operating
	2006	2007	2006	2007	Margin
	(in thousands)
Compensation and related costs	$24,370	$23,945	27.2%	26.6%	0.6%
Other educational services and facilities expenses	8,717	8,459	9.7%	9.4%	0.3%
Occupancy costs	7,097	9,049	7.9%	10.0%	-2.1%
Depreciation expense	3,471	3,689	3.9%	4.1%	-0.2%
Contract services expense	540	1,044	0.6%	1.2%	-0.6%

	$44,195	$46,186	49.3%	51.3%	-2.0%

The sale and leaseback of the Sacramento and Norwood facilities in July 2007 and October 2007, respectively, resulted in an increase in occupancy costs of $1.7 million.
Total compensation and related costs decreased by approximately $0.4 million for the three months ended December 31, 2007. This decrease is attributable to lower instructor salaries and benefits related to the reduction in workforce undertaken during September 2007 which resulted in a decrease of approximately $1.6 million at all campuses other than our Norwood, Sacramento and Orlando campuses. The $1.6 million decrease was partially offset by an increase of $1.1 million at our Norwood, Sacramento and Orlando campuses and was attributable to the expansion of those campuses during 2005 and 2006.
During the three months ended December 31, 2007, we began outsourcing a portion of our student financial aid processes to a third party in order to enhance the student experience and streamline our financial aid practices which resulted in an increase in contract services of $0.5 million. Outsourcing these activities allows for a more variable cost structure which creates flexibility as our student population fluctuates.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2007 were $34.5 million, representing a decrease of $0.3 million, or 0.8%, as compared to selling, general and administrative expenses of $34.8 million for the three months ended December 31, 2006.
The following table sets forth the significant components of our selling, general and administrative expenses:

			% of Net Revenues
	Three Months		Three Months		Impact on
	Ended December 31,		Ended December 31,		Operating
	2006	2007	2006	2007	Margin
	(in thousands)
Compensation and related cost	$19,554	$19,926	21.8%	22.1%	-0.3%
Other selling, general and administrative expenses	6,488	7,042	7.3%	7.9%	-0.6%
Advertising costs	7,255	4,804	8.1%	5.3%	2.8%
Contract services expense	834	1,845	0.9%	2.1%	-1.2%
Bad debt expense	683	928	0.8%	1.0%	-0.2%

	$34,814	$34,545	38.9%	38.4%	0.5%

Compensation and related costs increased due to increases in self-insured employee benefit costs and bonus expenses offset by a decrease in salaries expense. Employee benefits expense increased $0.2 million primarily due to an increase in expenses under our self-insured medical plan. Bonus expense increased $0.5 million as a result of meeting our first quarter bonus criteria for the fiscal year ending September 30, 2008. Salaries expense decreased $0.4 million primarily due to a $1.0 million decrease in salaries expense as a result of the sales force reorganization which occurred in our 2007 third and fourth quarters partially offset by an increase of $0.4 million in accrued severance.
We evaluated our lead and conversion trends, developed lead qualification criteria and modified our marketing strategy, which resulted in a $2.5 million decrease in advertising expenses. Although we experienced a decrease in the current quarter, we anticipate advertising expenses will increase in future periods and expect total advertising expenses for the current fiscal year will be higher than in the prior fiscal year.
The increase in contract services expense is primarily due to on going marketing research and creative services and information technology consulting services.
Bad debt expense increased $0.2 million for the three months ended December 31, 2007 primarily due to higher write-off of balances which were transferred to our collections agency.
Interest income. Our interest income for the three months ended December 31, 2007 was $1.4 million, representing an increase of $0.7 million as compared to interest income of $0.7 million for the three months ended December 31, 2006. The increase in interest income is primarily attributable to the increase in cash available for investment due to the sale of our Sacramento, California and Norwood, Massachusetts facilities in July 2007 and October 2007, respectively, offset by the repurchase of shares of our common stock during the three months ended December 31, 2007.
Income taxes. Our provision for income taxes for the three months ended December 31, 2007 was $4.2 million, or 39.2% of pretax income, as compared to $4.3 million, or 38.2% of pretax income for the three months ended December 31, 2006. Our effective tax rate for the three months ended December 31, 2007 of 39.2% exceeded the 38.2% rate experienced for the three months ended December 31, 2006 primarily due to smaller state tax credits as compared to the prior year.

Liquidity and Capital Resources
We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $4.5 million for the three months ended December 31, 2007, as compared to $10.7 million for the three months ended December 31, 2006.
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
In January 2008, we received a termination letter, effective February 16, 2008, from Sallie Mae related to our discount loan program. Approximately $5.1 million of discount loans, or 1.4% of revenue was funded through this program during fiscal 2007. Through February 1, 2008, approximately $4.6 million of the anticipated $4.5 to $5.5 million of loans for fiscal 2008 has been certified under this Sallie Mae program, thereby limiting exposure for fiscal 2008. We have engaged an external consultant to assist us in identifying additional alternative funding options for our students. We anticipate that the types of loan programs we will enter into will require us to accept a portion of the credit risk.
Operating Activities
For the three months ended December 31, 2007, our cash flows provided by operating activities were $4.5 million resulting from net income of $6.5 million, adjustments of $6.5 million for non-cash and other items, partially offset by $8.5 million related to the change in our operating assets and liabilities.
For the three months ended December 31, 2007, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $4.4 million, substantially all of which was depreciation, stock-based compensation of $1.5 million and bad debt expense of $0.9 million.
For the three months ended December 31, 2006, our cash flows provided by operating activities were $10.7 million resulting from net income of $6.9 million, adjustments of $5.2 million for non-cash and other items offset by $1.4 million related to the change in our operating assets and liabilities.
For the three months ended December 31, 2006, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $4.1 million, substantially all of which was depreciation, stock-based compensation of $1.6 million and bad debt expense of $0.7 million, partially offset by a reduction in deferred income taxes of $1.2 million.
Changes in operating assets and liabilities
For the three months ended December 31, 2007, changes in our operating assets and liabilities resulted in cash outflows of $8.5 million and was primarily attributable to changes in receivables, deferred revenue, income taxes and accounts payable and accrued expenses.

The change in receivables and deferred revenue resulted in a combined use of cash of $8.4 million. The change was attributable to an increase in student receivables related to the timing of Title IV disbursements and a delay in the transition of outsourcing a portion of our student financial aid processes, an increase in need-based tuition scholarships and higher military and veteran discounts, and a lower number of student starts during the three months ended December 31, 2007 when compared to the three months ended December 31, 2006.
Accounts payable and accrued expenses decreased $5.6 million and was primarily attributable to $2.4 million related to timing of our payroll cycle, $2.0 million in severance payments related to our reduction in force in September 2007, $2.8 million in bonus payments related to the year ended September 30, 2007 and $1.2 million in bonus payments related to our field sales representative bonus plan. These decreases were partially offset by an increase of $3.3 million for the bonus accruals related to the year ending September 30, 2008.
We were in an income tax payable position at December 31, 2007 as compared to an income tax receivable position at September 30, 2007, due to the timing of income tax payments, which increased cash by $5.2 million.
For the three months ended December 31, 2006, changes in our operating assets and liabilities resulted in cash outflows of $1.4 million and was primarily attributable to changes in receivables, deferred revenue, income taxes and accounts payable and accrued expenses.
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
The change in income taxes from a receivable to a payable position was primarily related to an accrual of our estimated taxes of $5.4 million and receipt of a federal tax refund of $1.6 million.
Our working capital increased by $36.5 million to $43.8 million at December 31, 2007, as compared to $7.3 million at September 30, 2007. The increase was primarily attributable to $32.6 million in cash proceeds from the sale of our facilities at our Norwood, Massachusetts campus. At December 31, 2007, we had purchased approximately 391,100 shares of our common stock at an average purchase price of $17.41 per share for a total of approximately $6.8 million. Our current ratio was 1.51 at December 31, 2007 as compared to 1.08 at September 30, 2007. There were no amounts outstanding on our line of credit at December 31, 2007.
Our days sales outstanding (DSO) in accounts receivable was approximately 16 days at December 31, 2007 compared to approximately 15 days at December 31, 2006. The increase was primarily attributable to an increase in student receivables related to the timing of Title IV disbursements and a delay in the transition of outsourcing a portion of our student financial aid processes, an increase in need-based tuition scholarships and higher military and veteran discounts, and a lower number of student starts during the three months ended December 31, 2007 when compared to the three months ended December 31, 2006.

Investing Activities
For the three months ended December 31, 2007, cash flows provided by investing activities were $26.2 million and were primarily related to proceeds received from the sale of the Norwood, Massachusetts campus facility offset by capital expenditures associated with existing campus expansions and ongoing replacement of equipment related to student training. For the three months ended December 31, 2006, cash flows used in investing activities were $5.4 million and were primarily related to the capital expenditures associated with new campus construction and existing campus expansions.
Financing Activities
For the three months ended December 31, 2007, cash flows used in financing activities were $6.7 million and were attributable to the repurchase of our stock offset by proceeds received from issuance of common stock under employee stock option plans. For the three months ended December 31, 2006, cash flows provided by financing activities were minimal and were attributable to proceeds received from issuance of common stock under employee stock option plans.
Debt Service
On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009 and established new covenant requirements. There was no amount outstanding on the line of credit at the date of the modification agreement or at December 31, 2007. We were in compliance with all covenants at December 31, 2007.
Future Liquidity Sources
Based on past performance and current expectations, we believe that our cash flows from operations and other sources of liquidity, including borrowings available under our revolving credit facility, will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations through the next 12 months.
We believe that the most strategic uses of our cash resources include the repurchase of our common stock and subsidizing funding alternatives for our students. In addition, our long term strategy includes the consideration of strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue debt resulting in increased interest expense.
Contractual Obligations
Change in Control Agreements
We have entered into amended severance agreements with 2 key executives and new severance agreements with twenty one other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in corporate structure that results in a change in control. Under the terms of the severance agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The change in control contract commitments for such employees were approximately $5.7 million at December 31, 2007.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Historically, our principal exposure to market risk relates to interest rate changes. As of December 31, 2007, we do not have any term debt. Consequently, we believe that we have minimal financial exposure to market risk.
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
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. The Form 10-K that we filed with the SEC on November 29, 2007 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them under the heading “Risk Factors” in the Form 10-K. We incorporate that section of the Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s website at www.sec.gov.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In October 2007, we received letters from the Department of Education, for two of our schools, and in May 2007, we received letters from the Offices of Attorney General of the State of Arizona and the State of Illinois. The letters requested information related to relationships between us and student loan lenders as well as information regarding our business practices. We have submitted timely responses to these requests. In November 2007, we received a request for similar information from the Florida Attorney General’s office. We submitted a timely response to this request and in December 2007 we had follow up communication with the Florida Attorney General’s office and we responded timely to the additional request.
As we previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), a entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. On February 23, 2005, the former employees filed suit in Maricopa County, Arizona Superior Court. We filed a motion for summary judgment and by minute entry dated December 22, 2005, the Arizona Superior Court granted our motion on all claims. The plaintiffs filed a motion requesting that the court amend and vacate its minute entry. The Court denied plaintiffs’ motion on March 30, 2006. On May 1, 2006, the Court entered final judgment in our favor and against plaintiffs on all claims. On July 31, 2006, plaintiffs filed an appeal of the Superior Court’s decision with the Arizona Court of Appeals. Subsequently, plaintiffs filed a motion for consideration of an additional case precedent. On May 22, 2007, the Arizona Court of Appeals reversed the lower court’s decision and remanded this matter for consideration by the Arizona Superior Court on the basis that factual questions exist. On July 9, 2007, the Court of Appeals denied our Motion for Reconsideration. On July 24, 2007, we filed an appeal to the Arizona Supreme Court seeking reversal of the Arizona Court of Appeals decision. On November 26, 2007, we were notified that the Arizona Supreme Court denied review of our pending petition. This matter will return to the Arizona Superior Court. We intend to continue to defend this matter.

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 3 of this report under the heading “Cautionary Factors That May Affect Future Results” and in Part I, Item 1A of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
We did not make any sales of unregistered securities during the three months ended December 31, 2007.
The following table summarizes the purchase of equity securities for the three months ended December 31, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares	Value) of Shares that
	(a) Total		Purchased as	May Yet Be Purchased
	Number of	(b) Average	Part of Publicly	Under the Plans Or
	Shares	Price Paid	Announced	Programs
Period	Purchased(2)	per Share	Plans(1)	(in thousands)
November 2007	94	$17.28	—	$—
December 2007	391,334	$17.41	391,100	43,190

Total	391,428		391,100	$43,190

(1)
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. This program was announced in a press release filed as an exhibit to the company’s Form 8-K filed on November 27, 2007.

(2)
Total shares includes 94 and 234 shares of common stock delivered to us as payment of taxes on the vesting of shares of our common stock for November 2007 and December 2007, respectively, which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

Item 6. EXHIBITS
(a) Exhibits (filed herewith):

Number	Description

10.1	Second Modification Agreement, dated October 26, 2007, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on October 29, 2007.)

10.2	Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on January 16, 2008.)

10.3	Agreement of Purchase and Sale, dated October 10, 2007, by and between GE Commercial Finance Business Property Corporation and Universal Technical Institute of Massachusetts, Inc. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant of October 12, 2007.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: February 8, 2008	By:	/s/ Jennifer L. Haslip
Jennifer L. Haslip
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

10.1	Second Modification Agreement, dated October 26, 2007, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on October 29, 2007.)

10.2	Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on January 16, 2008.)

10.3	Agreement of Purchase and Sale, dated October 10, 2007, by and between GE Commercial Finance Business Property Corporation and Universal Technical Institute of Massachusetts, Inc. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant of October 12, 2007.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.