Form 10-Q
period 2008-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2008-05-06
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 1, 2008, there were 25,061,851 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

ii

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($’s in thousands, except per share amounts)

	March 31,	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$75,037	$75,594
Receivables, net	17,137	14,504
Deferred tax assets	6,007	5,656
Prepaid expenses and other current assets	8,199	7,380

Total current assets	106,380	103,134

Property and equipment, net	69,522	104,595
Goodwill	20,579	20,579
Other assets	3,821	4,514

Total assets	$200,302	$232,822

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,545	$42,068
Deferred revenue	37,734	49,389
Income tax payable	416	—
Accrued tool sets	3,817	4,009
Other current liabilities	175	416

Total current liabilities	80,687	95,882
Deferred tax liabilities	2,291	2,025
Other liabilities	11,066	10,410

Total liabilities	94,044	108,317

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,368,134 shares issued and 25,050,889 shares outstanding at March 31, 2008 and 28,259,893 shares issued and 26,828,948 shares outstanding at September 30, 2007	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	134,998	132,131
Treasury stock, at cost, 3,317,245 shares and 1,430,945 shares at March 31, 2008 and September 30, 2007, respectively	(59,571)	(30,029)
Retained earnings	30,828	22,400

Total shareholders’ equity	106,258	124,505

Total liabilities and shareholders’ equity	$200,302	$232,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net revenues	$88,157	$91,651	$178,192	$181,185

Operating expenses:
Educational services and facilities	46,822	45,854	93,008	90,049
Selling, general and administrative	39,060	36,347	73,605	71,161

Total operating expenses	85,882	82,201	166,613	161,210

Income from operations	2,275	9,450	11,579	19,975

Other expense (income):
Interest income	(866)	(606)	(2,237)	(1,278)
Interest expense	9	11	19	22

Total other income	(857)	(595)	(2,218)	(1,256)

Income before income taxes	3,132	10,045	13,797	21,231
Income tax expense	1,226	3,926	5,408	8,202

Net income	$1,906	$6,119	$8,389	$13,029

Earnings per share:
Net income per share — basic	$0.08	$0.23	$0.32	$0.49

Net income per share — diluted	$0.07	$0.22	$0.32	$0.48

Weighted average number of common shares outstanding:
Basic	25,349	26,763	26,072	26,754

Diluted	25,593	27,257	26,476	27,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
($’s in thousands, except share and per share amounts)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at September 30, 2007	28,260	$3	$132,131	1,431	$(30,029)	$22,400	$124,505
Cummulative effect of the adoption of FIN 48	—	—	—	—	—	39	39

Balance at October 1, 2007	28,260	3	132,131	1,431	(30,029)	22,439	124,544
Net income	—	—	—	—	—	8,389	8,389
Issuance of common stock under employee plans	108	—	386	—	—	—	386
Tax charge from employee stock plans	—	—	(339)	—	—	—	(339)
Stock compensation	—	—	2,820	—	—	—	2,820
Treasury stock purchases	—	—	—	1,886	(29,542)	—	(29,542)

Balance at March 31, 2008	28,368	$3	$134,998	3,317	$(59,571)	$30,828	$106,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($’s in thousands)

	For the Six Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$8,389	$13,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,791	8,552
Bad debt expense	2,236	1,311
Stock-based compensation	2,820	3,376
Deferred income taxes	(408)	(838)
Loss on sale of property and equipment	530	97
Changes in assets and liabilities:
Receivables	(6,227)	2,273
Prepaid expenses and other current assets	(838)	(252)
Other assets	464	82
Accounts payable and accrued expenses	787	(8,240)
Deferred revenue	(11,655)	(4,445)
Income tax payable	1,550	1,823
Accrued tool sets and other current liabilities	(433)	(146)
Other liabilities	138	32

Net cash provided by operating activities	6,144	16,654

Cash flows from investing activities:
Purchase of property and equipment	(10,430)	(18,088)
Proceeds from sale of property and equipment	32,661	9

Net cash provided by (used in) investing activities	22,231	(18,079)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	224	—
Purchase of treasury stock	(29,542)	—
Proceeds from issuance of common stock under employee plans	386	400

Net cash (used in) provided by financing activities	(28,932)	400

Net decrease in cash and cash equivalents	(557)	(1,025)
Cash and cash equivalents, beginning of period	75,594	41,431

Cash and cash equivalents, end of period	$75,037	$40,406

Supplemental disclosure of cash flow information:
Taxes paid	$4,347	$8,716

Interest paid	$29	$12

Training equipment obtained in exchange for services	$671	$889

Accrued capital expenditures	$495	$2,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2007.
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
3. Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and hedging Activities — an amendment of SFAS No. 133.” This statement changes the disclosure requirements for derivative and hedging activities. We do not have any transactions that are subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We will apply SFAS No. 133 and SFAS No. 161 if we enter into an agreement that meets the requirements of the related statements.
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS No. 141R), “Business Combinations” and No. 160 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 141R will significantly change the accounting for business acquisitions. SFAS No. 160 recharacterizes minority interests as noncontrolling interests and changes the classification to a component of equity. Both statements are effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We will apply SFAS No. 141R and SFAS No. 160 if we enter into an agreement that meets the requirements of the related statement.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 110 (SAB 110), “Share-Based Payment.” SAB 110 expresses the views of the staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123R, “Share-Based Payment.” In SAB 107, the staff indicated that it believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the staff acknowledges that such detailed information may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under SAB 110, we will continue to use the simplified method in estimating the expected term of our stock options until such a time as more relevant detailed information becomes available.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The definition of fair value focuses on the exit price that would be received to sell an asset or paid to transfer a liability. The statement emphasizes that fair value is a market-based measurement, not an entity specific measurement and establishes a hierarchy between market participant assumptions developed based on (1) market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions from the best information available in the circumstances. The statement is effective at the beginning of our first fiscal year that begins after November 15, 2007, which is our year beginning October 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP No. 157-2) which partially defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. 157-2 does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. In February 2008, the FASB issued FSP No. 157-1 which excludes SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. It further states the scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141 (revised 2007), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. We are assessing the impact of this statement on our consolidated financial statements.
4. Weighted Average Number of Common Shares Outstanding
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months and six months ended March 31, 2008, 2,110,714 shares and 1,890,085 shares, respectively, and for the three months and six months ended March 31, 2007, 1,177,340 shares and 1,123,878 shares, respectively, which could be issued under outstanding options, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands)
Basic common shares outstanding	25,349	26,763	26,072	26,754
Dilutive effect related to employee stock plans	244	494	404	432

Diluted common shares outstanding	25,593	27,257	26,476	27,186

5. Property and Equipment, net
Property and equipment, net consist of the following:

	Depreciable	March 31,	September 30,
	Lives (in years)	2008	2007

Training equipment	3 - 10	$60,582	$57,809
Office and computer equipment	3 - 10	26,811	26,355
Internally developed software	3	6,267	6,176
Curriculum development	5	572	570
Vehicles	5	793	615
Leasehold improvements	1 - 35	32,498	30,942
Land	—	—	3,832
Buildings and building improvements	35	—	28,407
Construction in progress	—	1,751	2,766

		129,274	157,472
Less accumulated depreciation and amortization		(59,752)	(52,877)

		$69,522	$104,595

On October 10, 2007, we sold our facilities at our Norwood, Massachusetts campus for $33.0 million. We paid $0.4 million in transaction costs, received net proceeds of $32.6 million and realized a minimal pretax gain on the transaction. Concurrent with the sale, we leased back the facilities for a period of 15 years at an annual rent of $2.6 million, subject to escalation every 2 years. We have the option to renew the lease four times equally over a 20 year period. We determined that the transaction met the criteria for sale leaseback and operating lease accounting treatment and accordingly, we have removed the facilities from our balance sheet and we are amortizing the gain on the transaction on a straight-line basis.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The future minimum lease payments under the initial 15 year term of the related lease agreement for the years ending September 30 are as follows:

2008	$2,640
2009	2,640
2010	2,719
2011	2,719
2012	2,801
Thereafter	30,185

$43,704

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31,	September 30,
	2008	2007

Accounts payable	$4,968	$6,083
Accrued compensation and benefits	24,232	24,104
Other accrued expenses	9,345	11,881

	$38,545	$42,068

7. Revolving Credit Facility
On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009 and established new covenant requirements. There was no amount outstanding on the line of credit at the date of the modification agreement or at March 31, 2008. We were in compliance with all covenants at March 31, 2008.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
8. Reduction in Workforce
In September 2007, we implemented a nationwide reduction in force of approximately 225 employees and recorded operating expenses of approximately $4.5 million. We will make payments on this liability through June 30, 2009. The following table summarizes the reduction in workforce charge activity for the six months ended March 31, 2008:

	Liability Balance at		Other	Liability Balance at
	September 30, 2007	Cash Paid	Non-cash (1)	March 31, 2008

Severance	$3,544	$(2,721)	$(378)	$445
Other	750	(464)	(276)	10

Total	$4,294	$(3,185)	$(654)	$455

(1)	Primarily relates to the affected employee not using benefits within the time offered under the separation agreement and non-cash severance.
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
The adoption of FIN 48 resulted in an increase to our retained earnings of approximately $0.04 million as of October 1, 2007. Upon adoption, the gross liability for unrecognized tax benefits was approximately $0.05 million, of which $0.03 million would favorably affect our effective tax rate if recognized. Our policy to include interest and penalties related to uncertain tax positions as components of income taxes did not change upon the adoption of FIN 48. The aggregate gross amount of interest and penalties accrued as of the date of adoption was $0.02 million. Interest expense included in our provision for income taxes for the three months and six months ended March 31, 2008 was insignificant. Our gross liability has not materially changed since the adoption of FIN 48. We do not believe it is reasonably possible the liability will materially change in the next twelve months.
We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which these filings relate. Our tax returns for the years ended September 30, 2004 through September 30, 2007 remain subject to examination by the Internal Revenue Service, and our tax returns for the years ended September 30, 2003 through September 30, 2007 remain subject to examination by various state taxing authorities. The Internal Revenue Service has audited our federal income tax returns for the years ended September 30, 2004 through September, 2006 without any material audit adjustments. We are currently under audit by the State of Arizona for tax years ended September 30, 2003 through September 30, 2006.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
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
In October 2007, we received letters from the Department of Education, for two of our schools, and in May 2007, we received letters from the Offices of Attorney General of the State of Arizona and the State of Illinois. The letters requested information related to relationships between us and student loan lenders as well as information regarding our business practices. We have submitted timely responses to these requests. In November 2007, we received a request for similar information from the Florida Attorney General’s office. After submitting a timely response to this request, we were notified in March 2008 that the investigation was closed without incident.
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
Change in Control Agreements
We have entered into amended severance agreements with 2 key executives and new severance agreements with twenty-two other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in corporate structure that results in a change in control. Under the terms of the severance agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The change in control contract commitments for such employees approximated $5.8 million at March 31, 2008.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
Alternative Student Loan Program
In January 2008, we received a termination letter, effective February 16, 2008, from Sallie Mae related to our discount loan program. As allowed for under the terms of the Sallie Mae agreement, all applications received through February 16, 2008 were processed by Sallie Mae. Through the six months ended March 31, 2008, Sallie Mae certified student loans of approximately $5.6 million under the discount loan program.
11. Stock Repurchase Program
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At March 31, 2008, we had purchased 1,886,300 shares at a total cost of approximately $29.5 million.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
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

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total

Net revenues	$83,588	$4,569	$88,157	$87,019	$4,632	$91,651
Operating income (loss)	$2,508	$(233)	$2,275	$9,408	$42	$9,450
Depreciation and amortization	$4,262	$148	$4,410	$4,306	$122	$4,428
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$195,008	$5,294	$200,302	$214,539	$4,049	$218,588

	Six Months Ended			Six Months Ended
	March 31, 2008			March 31, 2007
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total

Net revenues	$169,165	$9,027	$178,192	$172,546	$8,639	$181,185
Operating income (loss)	$11,721	$(142)	$11,579	$20,293	$(318)	$19,975
Depreciation and amortization	$8,512	$279	$8,791	$8,331	$221	$8,552
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Assets	$195,008	$5,294	$200,302	$214,539	$4,049	$218,588

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
2008 Overview
Operations
Our net revenues for the three months and six months ended March 31, 2008 were $88.2 million and $178.2 million, respectively, decreases of $3.5 million, or 3.8%, and $3.0 million, or 1.7%, respectively, from the prior year. Our net income for the three months and six months ended March 31, 2008 was $1.9 million and $8.4 million, respectively, decreases of $4.2 million, or 68.9%, and $4.6 million, or 35.6% respectively, from the prior year. The decrease in our net income is due to decreased revenue, resulting from lower average undergraduate full-time student enrollment, in conjunction with higher occupancy costs, contract services and bad debt expense partially offset by lower compensation and related benefits.
Average undergraduate full-time student enrollment decreased 7.9% to 15,092 and 6.4% to 15,759 for the three months and six months ended March 31, 2008, respectively. Student starts declined by 8.2% and 10.0% for the three months and six months ended March 31, 2008, respectively. Recruitment efforts and student starts lagged the prior year due to a variety of factors. A portion of the decline in student starts is attributed to internal execution challenges with lead generation and sales processes experienced in prior periods. We continue to focus on improving customer service levels, simplifying the application process, and identifying funding alternatives for our students. Our ability to attract prospective students to fill existing capacity continues to be impacted by external factors primarily related to rising tuition, access to affordable funding, low unemployment and relocation costs. In response to both the external environment and internal operational issues, we have implemented a plan that focuses on stabilizing and improving key operating efforts. We are uncertain when we will realize the benefits of these efforts.
We launched a new national advertising campaign in January 2008. We believe the new campaign is providing a higher quality lead for our campus-based representatives resulting in an increase in the number of contracts written with future students during the three months ended March 31, 2008. Based on the early results, we increased our advertising spending during the three months ended March 31, 2008. Although we are seeing positive trends from the national advertising campaign and our campus-based representatives, positive results in terms of student populations and tuition revenue lag any such early trends. We anticipate student populations will decline further during the three months ended June 30, 2008 before they increase during the three months ending September 30, 2008, which is the period our student starts normally peak. Therefore, during the three months ended June 2008, it will be challenging to achieve tuition revenue at the levels as the previous year.
Student Lending Environment
The regulatory environment related to Title IV funding and lender practices continues to evolve. As a result of the changing environment and the affordability concerns of our students, in July 2007 we identified additional lenders, funding sources and programs to provide more options for our students. We no longer have access to the $5.0 million Sallie Mae opportunity fund. In January 2008, we received a termination letter, effective February 16, 2008, from Sallie Mae related to our discount loan program. The opportunity fund and the discount loan program were alternative loan options for our students who did not qualify for traditional loans.

Through March 31, 2008, Sallie Mae certified approximately $5.6 million of the discount loan program and we had anticipated using $4.5 to $5.5 million of the program during fiscal 2008. During fiscal 2007, approximately $5.1 million of loans, or 1.4% of revenue, were funded through this program. As a result of changing the alternative funding sources available to our students, we are increasing the discount we pay to subsidize alternative loan programs, increasing our scholarship programs and identifying additional alternative loans for our students. The subsidies will be recognized as a reduction to tuition revenue ratably over the students program. In some cases revenue will not be recognized until cash is received due to uncertainties relating to collection.
Significant Transactions
We completed a sale and leaseback transaction of our Norwood, Massachusetts campus on October 10, 2007. Under the terms of the transaction, we sold our facilities for $33.0 million, received net proceeds of $32.6 million and realized a minimal pretax gain on the transaction during our first quarter. Concurrent with the sale, we leased back the facilities for an initial term of 15 years at an annual rent of $2.6 million, subject to escalation every 2 years. We have the option to renew the agreement four times for up to 20 years.
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At March 31, 2008, we had purchased 1,886,300 shares at a total cost of approximately $29.5 million.
Results of Operations
The following table set forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	53.1%	50.0%	52.2%	49.7%
Selling, general and administrative	44.3%	39.7%	41.3%	39.3%

Total operating expenses	97.4%	89.7%	93.5%	89.0%

Income from operations	2.6%	10.3%	6.5%	11.0%

Interest income	-1.0%	-0.7%	-1.2%	-0.7%

Total other income	-1.0%	-0.7%	-1.2%	-0.7%

Income before income taxes	3.6%	11.0%	7.7%	11.7%
Income tax expense	1.4%	4.3%	3.0%	4.5%

Net income	2.2%	6.7%	4.7%	7.2%

The following table sets forth our capacity utilization during each of the periods indicated and the number of seats available at the end of each of the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Average capacity utilization	60.2%	64.5%	62.8%	66.2%
Total seats available	25,090	25,410	25,090	25,410
We decreased available seating capacity by 390 seats, or 1.5% for the six months ended March 31, 2008. During December 2007, we completed teaching the final course of the Flextech program at our Avondale campus resulting in a decrease in our available seating capacity at that campus by 570 seats. This decrease was partially offset by an increase in our available seating capacity at our MMI Phoenix campus by 180 seats to accommodate the longer length of our elective programs.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 and Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007
Net revenues. Our net revenues for the three months ended March 31, 2008 were $88.2 million, representing a decrease of $3.5 million, or 3.8%, as compared to net revenues of $91.7 million for the three months ended March 31, 2007. This decrease was due to a 7.9% decrease in the average undergraduate full-time student enrollment and an increase in need-based tuition scholarships, higher military and veteran discounts of approximately $1.4 million. These decreases were partially offset by tuition increases of between 3% and 5%, depending on the program. We did not increase tuition prices during the fall, but we plan to increase tuition prices during the spring. Tuition price increases are realized as a student matriculates through a program and therefore we will experience a delay in receiving the benefits of the spring tuition increases.
Our net revenues for the six months ended March 31, 2008 were $178.2 million, representing a decrease of $3.0 million, or 1.7%, as compared to net revenues of $181.2 million for the six months ended March 31, 2007. This decrease was due to a 6.4% decrease in the average undergraduate full-time student enrollment and an increase in need-based tuition scholarships, higher military and veteran discounts of approximately $3.3 million. These decreases were partially offset by tuition increases of between 3% and 5%, depending on the program, and one additional revenue earning day during the six months ended March 31, 2008. The additional revenue earning day resulted in additional revenue of $1.4 million.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and six months ended March 31, 2008 were $46.8 million and $93.0 million, respectively, an increase of $1.0 million and $3.0 million, respectively, as compared to $45.9 million and $90.0 million for the three months and six months ended March 31, 2007, respectively.

The following tables set forth the significant components of our educational services and facilities expenses:

			% of Net Revenues
	Three Months Ended		Three Months Ended		Impact on
	March 31,		March 31,		Operating
	2008	2007	2008	2007	Margin
	(in thousands)
Compensation and related costs	$24,684	$25,956	28.0%	28.3%	0.3%
Other educational services and facilities expenses	8,462	8,612	9.6%	9.4%	-0.2%
Occupancy costs	8,765	6,987	9.9%	7.6%	-2.3%
Depreciation expense	3,752	3,782	4.3%	4.1%	-0.2%
Contract services expense	1,159	517	1.3%	0.6%	-0.7%

	$46,822	$45,854	53.1%	50.0%	-3.1%

			% of Net Revenues
	Six Months Ended		Six Months Ended		Impact on
	March 31,		March 31,		Operating
	2008	2007	2008	2007	Margin

Compensation and related costs	$48,629	$50,325	27.3%	27.8%	0.5%
Other educational services and facilities expenses	16,922	17,330	9.5%	9.5%	0.0%
Occupancy costs	17,814	14,084	10.0%	7.8%	-2.2%
Depreciation expense	7,441	7,253	4.2%	4.0%	-0.2%
Contract services expense	2,202	1,057	1.2%	0.6%	-0.6%

	$93,008	$90,049	52.2%	49.7%	-2.5%

The sale and leaseback of the Sacramento and Norwood facilities in July 2007 and October 2007, respectively, resulted in increases in occupancy costs of $1.5 million and $3.2 million for the three months and six months ended March 31, 2008, respectively.
Total compensation and related costs decreased by approximately $1.3 million and $1.7 million for the three months and six months ended March 31, 2008, respectively. The decrease is attributable to lower instructor and support staff salaries and benefits offset by an increase in bonus expense. Salaries and benefits expense decreased $1.5 million and $2.2 million for the three months and six months ended March 31, 2008, respectively, resulting from the reduction in workforce undertaken during September 2007. Bonus expense increased $0.3 million and $0.6 million for the three months and six months ended March 31, 2008, respectively, as a result of certain locations meeting our quarterly bonus criteria for the fiscal year ending September 30, 2008.
During the six months ended March 31, 2008, we began outsourcing a portion of our student financial aid processes to a third party in order to enhance the student experience and streamline our financial aid practices which resulted in an increase in contract services of $0.6 million and $1.1 million for the three months and six months ended March 31, 2008, respectively. Outsourcing these activities allows for a more variable cost structure which creates flexibility as our student population fluctuates.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and six months ended March 31, 2008 were $39.1 million and $73.6 million, respectively, representing increases of $2.7 million and $2.4 million, respectively, as compared to $36.3 million and $71.2 million for the three months and six months ended March 31, 2008, respectively.
The following tables set forth the significant components of our selling, general and administrative expenses:

			% of Net Revenues
	Three Months Ended		Three Months Ended		Impact on
	March 31,		March 31,		Operating
	2008	2007	2008	2007	Margin
	(in thousands)
Compensation and related costs	$19,626	$20,861	22.3%	22.8%	0.5%
Other selling, general and administrative expenses	7,560	6,749	8.5%	7.3%	-1.2%
Advertising costs	8,470	7,302	9.6%	8.0%	-1.6%
Contract services expense	2,096	807	2.4%	0.9%	-1.5%
Bad debt expense	1,308	628	1.5%	0.7%	-0.8%

	$39,060	$36,347	44.3%	39.7%	-4.6%

			% of Net Revenues
	Six Months Ended		Six Months Ended		Impact on
	March 31,		March 31,		Operating
	2008	2007	2008	2007	Margin
	(in thousands)
Compensation and related costs	$39,551	$40,415	22.2%	22.3%	0.1%
Other selling, general and administrative expenses	14,602	13,236	8.2%	7.4%	-0.8%
Advertising costs	13,274	14,557	7.4%	8.0%	0.6%
Contract services expense	3,942	1,642	2.2%	0.9%	-1.3%
Bad debt expense	2,236	1,311	1.3%	0.7%	-0.6%

	$73,605	$71,161	41.3%	39.3%	-2.0%

Compensation and related costs decreased due to decreases in salaries, benefits and stock compensation expense partially offset by an increase in bonus expense. Salaries and benefits expense decreased $0.9 million and $1.0 million for the three months and six months ended March 31, 2008, respectively, primarily due to the sales force reorganization which occurred in our 2007 third and fourth quarters. The decrease in salaries expense was partially offset by an increase in accrued severance. Stock-based compensation expense decreased $0.4 million and $0.5 million for the three months and six months ended March 31, 2008, respectively, primarily due to the timing of vesting of our stock options. Bonus expense increased $0.1 million and $0.6 million for the three months and six months ended March 31, 2008, respectively, as a result of certain departments meeting our quarterly bonus criteria for the fiscal year ending September 30, 2008.

Advertising expense increased $1.2 million for the three months ended March 31, 2008 primarily due to the additional investment in advertising in response to the positive results of our new advertising campaign and redesigned website. Advertising expense decreased $1.3 million for the six months ended March 31, 2008. As discussed in previous periods, we increase our spending during the fourth quarter of fiscal year 2007 and planned to decrease spending during the first quarter of fiscal 2008. Historically, during our first fiscal quarter, our advertising and marketing efforts have not yielded the desired results due to competing media messages during the holiday and political advertising season. Additionally, during our first quarter of fiscal 2008, we were testing new marketing strategies and we chose to limit our spending pending the results. Although we experienced a decrease in the expense during our first six months, we anticipate advertising expenses will increase in future periods and expect total advertising expenses for the current fiscal year will be higher than in the prior fiscal year.
The increase in contract services expense is primarily due to contract employees used to fill open positions in our information technology, marketing and finance departments and we anticipate the expense will continue at this level until we identify and hire permanent employees with the required skills. In addition, we have engaged outside consultants and contracted with our primary advertising agency to provide additional marketing and advertising research and creative materials as we continue to invest in our national advertising campaign.
Bad debt expense increased $0.7 million and $0.9 million for the three months and six months ended March 31, 2008, respectively, primarily due to an increase in the number of accounts which were transferred to our collections agency.
Interest income. Our interest income for the three months and six months ended March 31, 2008 was $0.9 million and $2.2 million, respectively, representing increases of $0.3 million and $1.0 million, respectively, as compared to $0.6 million and $1.3 million for the three months and six months ended March 31, 2007, respectively. The increase in interest income is primarily attributable to the increase in cash available for investment due to the sale of our Sacramento, California and Norwood, Massachusetts facilities in July 2007 and October 2007, respectively, offset by the repurchase of shares of our common stock during the six months ended March 31, 2008.
Income taxes. Our provision for income taxes was $1.2 million, or 39.1% of pre-tax income, and $5.4 million, or 39.2% of pre-tax income, for the three months and six months ended March 31, 2008, respectively. Our provision for income taxes was $3.9 million, or 39.1% of pre-tax income, and $8.2 million, or 38.6% of pre-tax income, for the three months and six months ended March 31, 2007. Our effective tax rate for the six months ended March 31, 2008 of 39.2% exceeded the 38.6% rate experienced for the six months ended March 31, 2007 primarily due to lower state tax credits as compared to the prior year.
Liquidity and Capital Resources
We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $6.1 million for the six months ended March 31, 2008, as compared to $16.7 million for the six months ended March 31, 2007.
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

In January 2008, we received a termination letter, effective February 16, 2008, from Sallie Mae related to our discount loan program. Approximately $5.1 million of discount loans or 1.4% of revenue was funded through this program during fiscal 2007. Through the end of March 2008, approximately $5.6 million of the anticipated $4.5 to $5.5 million of loans for fiscal 2008 has been certified under this Sallie Mae program, thereby limiting exposure for fiscal 2008. Our students have access to a different alternative student loan program and currently we have engaged an external consultant to assist us in identifying additional alternative funding options for our students. We anticipate that the types of loan programs we will enter into will require us to accept a portion of the credit risk and may require us to defer recognizing revenue on the portion of the student tuition funded under the loan program until the student makes payment on the loan.
Operating Activities
For the six months ended March 31, 2008, our cash flows provided by operating activities were $6.1 million resulting from net income of $8.4 million with adjustments of $14.0 million for non-cash and other items which were offset by $16.2 million related to the change in our operating assets and liabilities.
For the six months ended March 31, 2008, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $8.8 million, substantially all of which was depreciation, stock-based compensation of $2.8 million, bad debt expense of $2.2 million and loss on sale of property and equipment of $0.5 million partially offset by a reduction in deferred income taxes of $0.4 million.
For the six months ended March 31, 2007, our cash flows provided by operating activities were $16.7 million resulting from net income of $13.0 million with adjustments of $12.5 million for non-cash and other items which were partially offset by $8.9 million related to the change in our operating assets and liabilities.
For the six months ended March 31, 2007, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $8.6 million, substantially all of which was depreciation, bad debt expense of $1.3 million and stock-based compensation of $3.4 million partially offset by a reduction in deferred income taxes of $0.8 million.
Changes in operating assets and liabilities
For the six months ended March 31, 2008, changes in our operating assets and liabilities resulted in cash outflows of $16.2 million and were primarily attributable to changes in receivables, deferred revenue, income taxes, prepaid expenses and accounts payable and accrued expenses.
The increase in receivables resulted in a use of cash of $6.2 million. In-school student receivables increased due to the challenges we have experienced in outsourcing a portion of our student financial aid process and the resulting delay in receiving student financial aid funding used to settle the students in-school receivable. This is partially offset by a lower number of students in school at March 31, 2008 when compared to September 30, 2007. The increase in receivables also affected our days sales outstanding (DSO) which was approximately 16 days at March 31, 2008 compared to approximately 14 days at March 31, 2007.
The decrease in deferred revenue resulted in a use of cash of $11.7 million and was primarily due to the decrease in students in school at March 31, 2008 when compared to September 30, 2007.

Prepaid expenses increased $0.8 million primarily due to payments made for worker’s compensation of $0.6 million and increase in prepaid advertising of $0.3 million.
Accounts payable and accrued expenses increased $0.8 million primarily due to $1.3 million related to the timing of our payroll cycle and an increase of $6.6 million for the bonus accruals related to the year ending September 30, 2008 partially offset by $2.7 million in severance payments related to our reduction in force in September 2007, $2.9 million in bonus payments primarily related to the year ended September 30, 2007 and $2.8 million in bonus payments related to our field sales representative graduate bonus plan.
We were in an income tax payable position at March 31, 2008 as compared to an income tax receivable position at September 30, 2007, due to the timing of income tax payments, which increased cash by $1.6 million.
For the six months ended March 31, 2007, changes in our operating assets and liabilities resulted in cash outflows of $8.9 million.
A combination of operating efficiencies, a lower number of students in school at March 31, 2007 as compared to September 30, 2006, and our ability to request the first disbursement of Title IV funding without a 30 day delay at five campuses resulted in a decrease in receivables of $2.3 million.
The decrease in deferred revenue of $4.4 million was primarily the result of a lower number of students in school at March 31, 2007 when compared to September 30, 2006. Additionally, we experienced an increase in need-based tuition scholarships and higher military and veteran discounts.
The timing of our accounts payable cycle resulted in a decrease in accounts payable and accrued expenses of approximately $6.8 million, primarily attributable to $6.5 million in capital expenditures offset by payroll related tax accruals of $0.7 million. The nature of our employee benefit and bonus plans and the timing of payments under those plans resulted in a decrease in accounts payable and other accrued expenses of approximately $1.4 million, primarily due to $4.2 million of bonus payments related to the year ended September 30, 2006 and $0.6 million in severance payments related to our reduction in force in September 2006 partially offset by an increase of $2.6 million for the bonus plans related to the year ended September 30, 2007 and $0.7 million related to other employee benefit plans.
The change in income taxes from a receivable to a payable position was primarily related to our accrual of our estimated taxes of $8.7 million and receipt of a federal tax refund of $1.6 million.
Our working capital increased by $18.4 million to $25.7 million at March 31, 2008 as compared to $7.3 million at September 30, 2007. The increase was primarily attributable to the $32.6 million in cash proceeds from the sale of our facilities at our Norwood, Massachusetts campus. Additionally, deferred revenue decreased by $11.7 million as discussed above. At March 31, 2008, we had purchased approximately 1.9 million shares of our common stock at average price of $15.66 per share for a total of approximately $29.5 million. Our current ratio was 1.32 at March 31, 2008 as compared to 1.08 at September 30, 2007. There were no amounts outstanding on our line of credit at March 31, 2008.
Investing Activities
For the six months ended March 31, 2008, cash flows provided by investing activities were $22.2 million and were primarily related to proceeds received from the sale of the Norwood, Massachusetts campus facility offset by capital expenditures associated with existing campus expansions and ongoing replacement of equipment related to student training.

For the six months ended March 31, 2007, cash flows used in investing activities were $18.1 million and were primarily related to capital expenditures associated with new campus construction and existing campus expansions.
Financing Activities
For the six months ended March 31, 2008, cash flows used in financing activities were $28.9 million and were attributable to the repurchase of our stock.
For the six months ended March 31, 2007, cash flows provided by financing activities were $0.4 million and were attributable to proceeds received from issuance of common stock under employee stock option plans.
Debt Service
On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009 and established new covenant requirements. There was no amount outstanding on the line of credit at the date of the modification agreement or at March 31, 2008. We were in compliance with all covenants at March 31, 2008.
Future Liquidity Sources
Based on past performance and current expectations, we believe that our cash flows from operations and other sources of liquidity, including borrowings available under our revolving credit facility, will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations through the next 12 months.
We believe that the most strategic uses of our cash resources include subsidizing funding alternatives for our students and the repurchase of our common stock. In addition, our long term strategy includes the consideration of strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue debt resulting in increased interest expense.
Contractual Obligations
Change in Control Agreements
We have entered into amended severance agreements with 2 key executives and new severance agreements with twenty-two other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in corporate structure that results in a change in control. Under the terms of the severance agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The change in control contract commitments for such employees approximated $5.8 million at March 31, 2008.

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
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2007 Annual Report on Form 10-K. During the six months ended March 31, 2008, there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Historically, our principal exposure to market risk relates to interest rate changes. As of March 31, 2008, we do not have any term debt. Consequently, we believe that we have minimal financial exposure to market risk.
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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, Universal Technical Institute, Inc. previously reported the departure of Ms. Jennifer L. Haslip, our former Chief Financial Officer, Treasurer and Assistant Secretary. Mr. Eugene S. Putnam Jr., our Interim Chief Financial Officer, is acting as our Principal Accounting and Financial Officer until a permanent Chief Financial Officer is hired. Inherent with any change in management is a change in understanding of the control environment and internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected. We do not believe that the change in management has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In October 2007, we received letters from the Department of Education, for two of our schools, and in May 2007, we received letters from the Offices of Attorney General of the State of Arizona and the State of Illinois. The letters requested information related to relationships between us and student loan lenders as well as information regarding our business practices. We have submitted timely responses to these requests. In November 2007, we received a request for similar information from the Florida Attorney General’s office. After submitting a timely response, we were notified in March 2008 that the investigation was closed without incident.

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
The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our 2007 Annual Report on Form 10-K.
A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a material adverse affect on our student population and consequently, on our results of operations, cash flows and financial condition.
The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages and other loans. Providers of federally guaranteed student loans and alternative student loans have also experienced increases in default rates. Adverse market conditions for consumer and federally guaranteed student loans have resulted in providers of alternative loans and FFEL lenders exiting the student loan market and other providers reducing the attractiveness and/or decreasing the availability of alternative loans to postsecondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans. Prospective students may find that increased financing costs make borrowing to fund their education costs unattractive and motivate them to abandon or delay enrollment in postsecondary education programs such as our programs. Tight credit markets may also move private lenders to impose on us and our students new or increased fees in order to provide alternative loans to prospective and continuing students. If any of these scenarios were to occur, in whole or in part, our students’ ability to finance their education could be adversely affected and could result in a decrease in our student population, which could have a material adverse effect on our financial condition, results of operations and cash flows.
In January 2008, we received notification that Sallie Mae would be terminating its discount loan program with us, and more broadly within all of the postsecondary education market. In 2007 and the six months ended March 31, 2008, our students obtained approximately $5.1 million and $5.6 million, respectively, of student loans under the Sallie Mae discount loan program with us. We are working with third parties as well as reviewing internal sources to identify sources and funds to implement an alternative student loan program that will assist students in continuing or pursuing their program of study with us. There is no assurance that we will be successful in replacing loan sources, including the Sallie Mae program, that are terminated in the current credit climate, or that new programs will prove attractive to our students and be utilized to the extent that was the case with any programs they replace.

Additionally, any actions by the U.S. Congress that significantly reduce funding for Title IV Programs or the ability of our students to participate in these programs, or establish different or more stringent requirements for our U.S. schools to participate in Title IV Programs, could have a material adverse effect on our student population, and consequently, on our results of operations, cash flows and financial condition.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes the purchase of equity securities for the three months ended March 31, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Approximate Dollar
			of Shares	Value of Shares that
	(a) Total		Purchased as	May Yet Be Purchased
	Number of	(b) Average	Part of Publicly	Under the Plans Or
	Shares	Price Paid	Announced	Programs
Period	Purchased(1)	per Share	Plans(2)	(in thousands)
January 2008	1,013,400	$15.31	1,013,400	$27,735
February 2008	498,429	$14.91	481,800	20,534

Total	1,511,829		1,495,200	$20,534

(1)
Total shares includes 16,629 shares of common stock delivered to us as payment of taxes on the vesting of shares of our common stock for February 2008 which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

(2)
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. This program was announced in a press release filed as an exhibit to the company’s Form 8-K filed on November 27, 2007.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) Our annual meeting of stockholders was held on February 27, 2008.
(b) Our stockholders voted as follows to elect two Class III directors to our board of directors:

Directors:	Votes For:	Votes Withheld:

Conrad A. Conrad	22,885,035	154,318

Kimberly J. McWaters	22,860,096	179,257
Directors whose term of office continued after the annual meeting include: Roger S. Penske, Linda J. Srere, John C. White, A. Richard Caputo, Allan D. Gilmour, and Robert D. Hartman
(c) Our stockholders voted as follows to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors for our financial statements for the year ending September 30, 2008:

For: 23,005,148	Against: 25,019	Abstain: 9,186
Item 6. EXHIBITS
(a) Exhibits (filed herewith):

Number	Description

10.1	Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on January 16, 2008.)

10.2	Professional Services Agreement with Resources Global Professionals. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on February 12, 2008.)

10.3
Transition and Separation Agreement, dated March 17, 2008, between Registrant and Jennifer L. Haslip. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on March 21, 2008.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: May 6, 2008	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.