Form 10-Q
period 2008-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2008-08-06
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes ☐ No ☑
At August 1, 2008, there were 25,089,112 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008
 ii

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($’s in thousands)

	June 30,	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$71,991	$75,594
Receivables, net	18,418	14,504
Deferred tax assets	5,781	5,656
Prepaid expenses and other current assets	6,770	7,380

Total current assets	102,960	103,134
Property and equipment, net	68,252	104,595
Goodwill	20,579	20,579
Other assets	3,761	4,514

Total assets	$195,552	$232,822

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,871	$42,068
Deferred revenue	37,002	49,389
Accrued tool sets	3,620	4,009
Other current liabilities	89	416

Total current liabilities	74,582	95,882
Deferred tax liabilities	3,024	2,025
Other liabilities	11,530	10,410

Total liabilities	89,136	108,317

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,392,580 shares issued and 25,075,335 shares outstanding at June 30, 2008 and 28,259,893 shares issued and 26,828,948 shares outstanding at September 30, 2007	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	135,880	132,131
Treasury stock, at cost, 3,317,245 shares and 1,430,945 shares at June 30, 2008 and September 30, 2007, respectively	(59,571)	(30,029)
Retained earnings	30,104	22,400

Total shareholders’ equity	106,416	124,505

Total liabilities and shareholders’ equity	$195,552	$232,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$80,639	$85,176	$258,831	$266,361

Operating expenses:
Educational services and facilities	46,378	46,137	139,386	136,186
Selling, general and administrative	35,690	33,343	109,295	104,504

Total operating expenses	82,068	79,480	248,681	240,690

Income (loss) from operations	(1,429)	5,696	10,150	25,671

Other expense (income):
Interest income	(521)	(511)	(2,758)	(1,789)
Interest expense	10	11	29	33
Other income	(183)	—	(183)	—

Total other expense (income)	(694)	(500)	(2,912)	(1,756)

Income (loss) before income taxes	(735)	6,196	13,062	27,427
Income tax expense (benefit)	(11)	2,340	5,397	10,542

Net income (loss)	$(724)	$3,856	$7,665	$16,885

Earnings per share:
Net income (loss) per share — basic	$(0.03)	$0.14	$0.30	$0.63

Net income (loss) per share — diluted	$(0.03)	$0.14	$0.30	$0.62

Weighted average number of common shares outstanding:
Basic	25,059	26,780	25,736	26,762

Diluted	25,059	27,393	25,978	27,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at September 30, 2007	28,260	$3	$132,131	1,431	$(30,029)	$22,400	$124,505
Cummulative effect of the adoption of FIN 48	—	—	—	—	—	39	39

Balance at October 1, 2007	28,260	3	132,131	1,431	(30,029)	22,439	124,544
Net income	—	—	—	—	—	7,665	7,665
Issuance of common stock under employee plans	133	—	339	—	—	—	339
Tax charge from employee stock plans	—	—	(741)	—	—	—	(741)
Stock compensation	—	—	4,151	—	—	—	4,151
Treasury stock purchases	—	—	—	1,886	(29,542)	—	(29,542)

Balance at June 30, 2008	28,393	$3	$135,880	3,317	$(59,571)	$30,104	$106,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,665	$16,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,177	14,227
Bad debt expense	3,377	2,221
Stock-based compensation	4,151	5,343
Deferred income taxes	149	(810)
Loss on sale of property and equipment	720	460
Changes in assets and liabilities:
Receivables	(8,177)	(215)
Prepaid expenses and other current assets	495	406
Other assets	493	190
Accounts payable and accrued expenses	(3,703)	(6,748)
Deferred revenue	(12,387)	(6,835)
Income tax payable	636	1,180
Accrued tool sets and other current liabilities	(716)	(112)
Other liabilities	167	(158)

Net cash provided by operating activities	6,047	26,034

Cash flows from investing activities:
Purchase of property and equipment	(13,385)	(37,994)
Proceeds from sale of property and equipment	32,688	16

Net cash provided by (used in) investing activities	19,303	(37,978)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	250	8
Purchase of treasury stock	(29,542)	—
Proceeds from issuance of common stock under employee plans	339	438

Net cash (used in) provided by financing activities	(28,953)	446

Net decrease in cash and cash equivalents	(3,603)	(11,498)
Cash and cash equivalents, beginning of period	75,594	41,431

Cash and cash equivalents, end of period	$71,991	$29,933

Supplemental disclosure of cash flow information:
Taxes paid	$4,676	$11,655

Interest paid	$38	$29

Training equipment obtained in exchange for services	$1,395	$1,104

Accrued capital expenditures	$311	$1,079

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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2007.
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
3. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS No. 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The definition of fair value focuses on the exit price that would be received to sell an asset or paid to transfer a liability. The statement emphasizes that fair value is a market-based measurement, not an entity specific measurement and establishes a hierarchy between market participant assumptions developed based on (1) market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions from the best information available in the circumstances. The statement is effective at the beginning of our first fiscal year that begins after November 15, 2007, which is our year beginning October 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP No. 157-2) which partially defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. 157-2 does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. In February 2008, the FASB issued FSP No. 157-1 which excludes SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. It further states the scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141 (revised 2007), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. We are assessing the impact of this statement on our consolidated financial statements.

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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS No. 141R), “Business Combinations” and No. 160 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 141R will significantly change the accounting for business acquisitions. SFAS No. 160 recharacterizes minority interests as noncontrolling interests and changes the classification to a component of equity. Both statements are effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We will apply SFAS No. 141R and SFAS No. 160 if we enter into an agreement that meets the requirements of the related statement.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133.” This statement changes the disclosure requirements for derivative and hedging activities. SFAS No. 161 is effective for the first interim or annual period beginning after November 15, 2008. We do not have any transactions that are subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We will apply SFAS No. 133 and SFAS No. 161 if we enter into an agreement that meets the requirements of the related statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “the Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles.” We believe our adoption of SFAS No. 162 will not have a material impact on our consolidated financial statements or disclosures.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share (EPS) pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP requires all prior-period EPS data presented to be adjusted retrospectively and early application is not permitted. We awarded restricted stock which included nonforfeitable dividend rights during the period June through December 2006 and all restricted stock awarded subsequent to December 2006 did not include such rights. We believe our adoption of FSP No. EITF03-6-1 will not have a material impact on our consolidated financial statements or disclosures.
4. Weighted Average Number of Common Shares Outstanding
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the assumed conversion of all dilutive securities. For the nine months ended June 30, 2008, 2,133,162 shares, and for the three months and nine months ended June 30, 2007, 1,084,219 shares and 1,073,696 shares, respectively, which could be issued under outstanding options or unvested restricted stock, were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the three months ended June 30, 2008, diluted loss per share equals basic loss per share as the assumed exercise of outstanding stock options, vesting of unvested restricted stock and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.
The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
Basic common shares outstanding	25,059	26,780	25,736	26,762
Dilutive effect related to employee stock plans	—	613	242	474

Diluted common shares outstanding	25,059	27,393	25,978	27,236

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
5. Property and Equipment, net
Property and equipment, net consist of the following:

	Depreciable	June 30,	September 30,
	Lives (in years)	2008	2007

Training equipment	3 – 10	$61,769	$57,809
Office and computer equipment	3 – 10	27,168	26,355
Internally developed software	3	7,108	6,176
Curriculum development	5	581	570
Vehicles	5	773	615
Leasehold improvements	1 – 35	32,939	30,942
Land	—	—	3,832
Buildings and building improvements	35	—	28,407
Construction in progress	—	1,901	2,766

		132,239	157,472
Less accumulated depreciation and amortization		(63,987)	(52,877)

		$68,252	$104,595

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

$43,704

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30,	September 30,
	2008	2007

Accounts payable	$4,105	$6,083
Accrued compensation and benefits	21,092	24,104
Other accrued expenses	8,674	11,881

	$33,871	$42,068

7. Revolving Credit Facility
On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009 and established new covenant requirements. There was no amount outstanding on the line of credit at the date of the modification agreement or at June 30, 2008. We were in compliance with all covenants at June 30, 2008.
8. Reduction in Workforce
In September 2007, we implemented a nationwide reduction in force of approximately 225 employees and recorded operating expenses of approximately $4.5 million. We will make payments on this liability through June 30, 2009. The following table summarizes the reduction in workforce charge activity for the nine months ended June 30, 2008:

	Liability Balance at		Other	Liability Balance at
	September 30, 2007	Cash Paid	Non-cash (1)	June 30, 2008

Severance	$3,544	$(2,878)	$(438)	$228
Other	750	(464)	(286)	—

Total	$4,294	$(3,342)	$(724)	$228

(1)	Primarily relates to the affected employee not using benefits within the time offered under the separation agreement and non-cash severance.

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
The adoption of FIN 48 resulted in an increase to our retained earnings of approximately $0.04 million as of October 1, 2007. Upon adoption, the gross liability for unrecognized tax benefits was approximately $0.05 million, of which $0.03 million would favorably affect our effective tax rate if recognized. Our policy to include interest and penalties related to uncertain tax positions as components of income taxes did not change upon the adoption of FIN 48. The aggregate gross amount of interest and penalties accrued as of the date of adoption was $0.02 million. Interest expense included in our provision for income taxes for the three months and nine months ended June 30, 2008 was insignificant. Our gross liability has not materially changed since the adoption of FIN 48. We do not believe it is reasonably possible the liability will materially change in the next twelve months.
We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which these filings relate. Our tax returns for the years ended September 30, 2005 through September 30, 2007 remain subject to examination by the Internal Revenue Service, and our tax returns for the years ended September 30, 2004 through September 30, 2007 remain subject to examination by various state taxing authorities. The Internal Revenue Service has audited our federal income tax returns for the years ended September 30, 2004 through September 30, 2006 without any material audit adjustments.
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
In October 2007, we received letters from the Department of Education, for two of our schools, and in May 2007, we received letters from the Offices of Attorney General of the State of Arizona and the State of Illinois. The letters requested information related to relationships between us and student loan lenders as well as information regarding our business practices. We have submitted timely responses to these requests. In November 2007, we received a request for similar information from the Florida Attorney General’s office. After submitting a timely response to this request, we were notified in March 2008 that the Florida investigation was closed without incident.
As we previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. In order to limit further litigation expense on this matter, we settled this matter in May 2008 for an amount less than we accrued in previous periods.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
Executive Employment Agreements
In July 2008, we entered into new employment agreements with key executives that provide for continued salary payments and continuing benefits if the executives are terminated for reasons other than cause, as defined in the agreements. The aggregate amount of our commitments under these agreements is approximately $3.7 million.
Change in Control Agreements
We entered into amended severance agreements with two key executives and new severance agreements with twenty-five other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in corporate structure that results in a change in control. Under the terms of the severance agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements is approximately $6.1 million.
Alternative Student Loan Program
In January 2008, we received a termination letter, effective February 16, 2008, from Sallie Mae related to our discount loan program. As allowed for under the terms of the Sallie Mae agreement, all applications received through February 16, 2008 were processed by Sallie Mae. Through the nine months ended June 30, 2008, Sallie Mae certified student loans of approximately $5.6 million under the discount loan program.
Private Loan
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a national chartered bank in June 2008. Under terms of the related agreements, the bank will originate loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We will then purchase all such loans from the bank on a monthly basis and will assume all of the related credit risk. The loans will bear interest at market rates; however, the principal and interest payments will not be required until six months after the student completes his or her program. After the deferral period, monthly principal and interest payments will be required over the related term of the loan.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The bank has agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreements, we placed a $2.0 million deposit with the bank in July 2008 in order to secure our related loan purchase obligation. We will classify this balance as restricted cash in our consolidated balance sheet.
In substance, we are providing the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we will account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectibility is not reasonably assured. Accordingly, we will defer recognition of the tuition financed by the loan as well as any related interest income required under the loan until such amounts have been collected. We will reevaluate this policy on the basis of our historical collection experience under program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers will be expensed as incurred. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue will not be recognized in our consolidated balance sheet until sufficient collection history has been obtained.
Our Board of Directors has authorized the extension of up to $10 million of credit under the private loan program. The program commenced at the end of June 2008 and no loans had been funded as of June 30, 2008.
11. Stock Repurchase Program
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. The 10b5-1 plan under which we were repurchasing our stock expired pursuant to its terms in February 2008 and we have not entered into another plan. At June 30, 2008, we had purchased 1,886,300 shares at a total cost of approximately $29.5 million under the current program.

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

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total

Net revenues	$75,976	$4,663	$80,639	$80,702	$4,474	$85,176
Income (loss) from operations	$(1,330)	$(99)	$(1,429)	$5,597	$99	$5,696
Depreciation and amortization	$4,239	$147	$4,386	$5,550	$125	$5,675
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Total assets	$190,506	$5,046	$195,552	$210,388	$4,726	$215,114

	Nine Months Ended			Nine Months Ended
	June 30, 2008			June 30, 2007
	Post-			Post-
	Secondary			Secondary
	Education	Other	Total	Education	Other	Total

Net revenues	$245,141	$13,690	$258,831	$253,248	$13,113	$266,361
Income (loss) from operations	$10,391	$(241)	$10,150	$25,890	$(219)	$25,671
Depreciation and amortization	$12,751	$426	$13,177	$13,881	$346	$14,227
Goodwill	$20,579	$—	$20,579	$20,579	$—	$20,579
Total assets	$190,506	$5,046	$195,552	$210,388	$4,726	$215,114

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
2008 Overview
Operations
Our net revenues for the three months and nine months ended June 30, 2008 were $80.6 million and $258.8 million, respectively, decreases of $4.5 million, or 5.3%, and $7.5 million, or 2.8%, respectively, from the prior year. Our net loss for the three months ended June 30, 2008 was $0.7 million and our net income for the nine months ended June 30, 2008 was $7.7 million, decreases of $4.6 million, or 118.8%, and $9.2 million, or 54.6% respectively, from the prior year. The decrease in net revenues for the three months and nine months ended June 30, 2008 primarily related to a decline in average undergraduate student enrollment and an increase in need-based tuition scholarships, higher military and veteran discounts, partially offset by higher tuition prices. Net income was impacted by decreased net revenues and higher advertising costs, contract services and occupancy costs. The higher costs were partially offset by lower compensation and related benefits and depreciation expense. During the nine months ended June 30, 2008, we had an additional earning day when compared to the same period in the prior year, which contributed approximately $1.4 million to net revenues.
Average undergraduate full-time student enrollment decreased 8.1% to 13,452 and 6.1% to 15,018 for the three months and nine months ended June 30, 2008, respectively. Student starts increased 0.5% for the three months ended June 30, 2008 and decreased 7.3% for the nine months ended June 30, 2008. Recruitment efforts and student starts lagged the prior year due to a variety of factors. A portion of the decline in student starts is attributed to internal execution challenges with lead generation and sales processes experienced in prior periods. We continue to focus on improving customer service levels, simplifying the application process, and identifying funding alternatives for our students. Our ability to attract prospective students to fill existing capacity continues to be impacted by external factors primarily related to rising tuition, access to affordable funding, and relocation costs. In response to both the external environment and internal operational issues, we have implemented a plan that focuses on stabilizing and improving key operating efforts. We are uncertain when we will realize the benefits of these efforts.
We launched a new national advertising campaign in January 2008. We believe the new campaign is providing a higher quality lead for our campus-based representatives resulting in an increase in the number of contracts written with future students during the period of January through June 2008. Based on the early results, we increased our advertising spending during the three months ended June 30, 2008. Although we are seeing positive trends from the national advertising campaign and our campus-based representatives, positive results in terms of student populations and tuition revenue lag any such early trends. We anticipate student populations will follow historical trends and begin to increase during the three months ending September 30, 2008, which is the period our student starts normally peak.

Student Lending Environment
The regulatory environment related to Title IV funding and lender practices continues to evolve. As a result of the changing environment and the affordability concerns of our students, in July 2007 we identified additional lenders, funding sources and programs to provide more options for our students. We no longer have access to the $5.0 million Sallie Mae opportunity fund. In January 2008, we received a termination letter, effective February 16, 2008, from Sallie Mae related to our discount loan program. The opportunity fund and the discount loan program were alternative loan options for our students who did not qualify for traditional loans. Through June 30, 2008, Sallie Mae certified approximately $5.6 million of the discount loan program and we had anticipated using $4.5 to $5.5 million of the program during fiscal 2008. During fiscal 2007, approximately $5.1 million of loans, or 1.4% of revenue, were funded through this program. As a result of changing the alternative funding sources available to our students, we are increasing the discount we pay to subsidize alternative loan programs, increasing our need-based scholarship programs and identifying additional alternative loans for our students. The subsidies will be recognized as a reduction to tuition revenue ratably over the students program.
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a national chartered bank in June 2008. Under terms of the related agreements, the bank will originate loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We will then purchase all such loans from the bank on a monthly basis and will assume all of the related credit risk. The loans will bear interest at market rates; however, the principal and interest payments will not be required until six months after the student completes his or her program. After the deferral period, monthly principal and interest payments will be required over the related term of the loan.
The bank has agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreements, we placed a $2.0 million deposit with the bank in July 2008 in order to secure our related loan purchase obligation. We will classify this balance as restricted cash in our consolidated balance sheet.
In substance, we are providing the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we will account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectibility is not reasonably assured. Accordingly, we will defer recognition of the tuition financed by the loan as well as any related interest income required under the loan until such amounts have been collected. We will reevaluate this policy on the basis of our historical collection experience under program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers will be expensed as incurred. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue will not be recognized in our consolidated balance sheet until sufficient collection history has been obtained.
Our Board of Directors has authorized the extension of up to $10 million of credit under the private loan program. The program commenced at the end of June 2008 and no loans had been originated as of June 30, 2008. As of August 1, 2008, we have approved loan applications for approximately $1.2 million.

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
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. The 10b5-1 plan under which we were repurchasing our stock expired pursuant to its terms in February 2008 and we have not entered into another plan. At June 30, 2008, we had purchased 1,886,300 shares at a total cost of approximately $29.5 million under the current program.
Results of Operations
The following table set forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	57.5%	54.2%	53.9%	51.1%
Selling, general and administrative	44.3%	39.1%	42.2%	39.3%

Total operating expenses	101.8%	93.3%	96.1%	90.4%

Income (loss) from operations	-1.8%	6.7%	3.9%	9.6%

Interest income	-0.6%	-0.6%	-1.0%	-0.7%
Other income	-0.3%	0.0%	-0.1%	0.0%

Total other income	-0.9%	-0.6%	-1.1%	-0.7%

Income (loss) before income taxes	-0.9%	7.3%	5.0%	10.3%
Income tax expense (benefit)	0.0%	2.8%	2.0%	4.0%

Net income (loss)	-0.9%	4.5%	3.0%	6.3%

The following table sets forth our capacity utilization during each of the periods indicated and the number of seats available at the end of each of the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Average capacity utilization	53.7%	57.4%	60.0%	62.7%
Total seats available	25,030	25,500	25,030	25,500
We decreased available seating capacity by 450 seats, or 1.8% for the nine months ended June 30, 2008. During December 2007, we completed teaching the final course of the Flextech program at our Avondale campus resulting in a decrease in our available seating capacity at that campus by 570 seats. This decrease was partially offset by an increase in our available seating capacity at our MMI Phoenix campus by 180 seats to accommodate the longer length of our elective programs. In the three months ended June 30, 2008, we decreased our seating capacity by 60 seats at our Avondale campus as one classroom has been allocated for use in training our sales force.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 and Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007
Net revenues. Our net revenues for the three months ended June 30, 2008 were $80.6 million, representing a decrease of $4.5 million, or 5.3%, as compared to net revenues of $85.2 million for the three months ended June 30, 2007. This decrease was due to an 8.1% decrease in the average undergraduate full-time student enrollment and an increase of approximately $2.1 million in need-based tuition scholarships, higher military and veteran discounts. These decreases were partially offset by tuition increases of between 3% and 5%, depending on the program. We did not increase tuition prices during the fall, but we increased tuition prices during the spring. Tuition price increases are realized as a student matriculates through a program and therefore we will experience a delay in receiving the benefits of the spring tuition increases.
Our net revenues for the nine months ended June 30, 2008 were $258.8 million, representing a decrease of $7.5 million, or 2.8%, as compared to net revenues of $266.4 million for the nine months ended June 30, 2007. This decrease was due to a 6.1% decrease in the average undergraduate full-time student enrollment and an increase of approximately $5.2 million in need-based tuition scholarships, higher military and veteran discounts. These decreases were partially offset by tuition increases of between 3% and 5%, depending on the program, and one additional revenue earning day during the nine months ended June 30, 2008. The additional revenue earning day resulted in additional revenue of $1.4 million.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and nine months ended June 30, 2008 were $46.4 million and $139.4 million, respectively, an increase of $0.2 million and $3.2 million, respectively, as compared to $46.1 million and $136.2 million for the three months and nine months ended June 30, 2007, respectively.

The following tables set forth the significant components of our educational services and facilities expenses:

			% of Net Revenues
	Three Months Ended		Three Months Ended		Impact on
	June 30,		June 30,		Operating
	2008	2007	2008	2007	Margin
	(in thousands)
Compensation and related costs	$23,984	$24,924	29.7%	29.3%	-0.4%
Occupancy costs	9,026	7,226	11.2%	8.5%	-2.7%
Other educational services and facilities expenses	7,704	8,240	9.6%	9.6%	0.0%
Depreciation expense	3,738	4,925	4.6%	5.8%	1.2%
Contract services expense	1,926	822	2.4%	1.0%	-1.4%

	$46,378	$46,137	57.5%	54.2%	-3.3%

			% of Net Revenues
	Nine Months Ended		Nine Months Ended		Impact on
	June 30,		June 30,		Operating
	2008	2007	2008	2007	Margin
	(in thousands)
Compensation and related costs	$72,613	$75,249	28.1%	28.3%	0.2%
Occupancy costs	26,839	21,311	10.4%	8.0%	-2.4%
Other educational services and facilities expenses	24,626	25,568	9.5%	9.5%	0.0%
Depreciation expense	11,179	12,179	4.3%	4.6%	0.3%
Contract services expense	4,129	1,879	1.6%	0.7%	-0.9%

	$139,386	$136,186	53.9%	51.1%	-2.8%

The sale and leaseback of the Sacramento and Norwood facilities in July 2007 and October 2007, respectively, resulted in increases in occupancy costs of $1.6 million and $4.8 million for the three months and nine months ended June 30, 2008, respectively and decreases in depreciation expense of $0.7 million and $1.0 million for the three months and nine months ended June 30, 2008, respectively.
Total compensation and related costs decreased by approximately $0.9 million and $2.6 million for the three months and nine months ended June 30, 2008, respectively. The decrease is attributable to lower instructor and support staff salaries offset by an increase in bonus and benefits expense. Salaries expense decreased $1.4 million and $3.7 million for the three months and nine months ended June 30, 2008, respectively, as a result of the reduction in workforce undertaken during September 2007. Bonus expense increased $0.2 million and $0.8 million for the three months and nine months ended June 30, 2008, respectively, as a result of certain locations meeting our quarterly bonus criteria for the fiscal year ending September 30, 2008. Benefits expense increased $0.3 million and $0.4 million for the three months and nine months ended June 30, 2008, respectively, due to increased expenses under our self-insured medical plan.

During the nine months ended June 30, 2008, we began outsourcing a portion of our student financial aid processes to a third party in order to enhance the student experience and streamline our financial aid practices which resulted in an increase in contract services expense of $1.1 million and $2.3 million for the three months and nine months ended June 30, 2008, respectively. Outsourcing these activities allows for a more variable cost structure which creates flexibility as our student population fluctuates.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and nine months ended June 30, 2008 were $35.7 million and $109.3 million, respectively, representing increases of $2.3 million and $4.8 million, respectively, as compared to $33.3 million and $104.5 million for the three months and nine months ended June 30, 2007, respectively.
The following tables set forth the significant components of our selling, general and administrative expenses:

			% of Net Revenues
	Three Months Ended		Three Months Ended		Impact on
	June 30,		June 30,		Operating
	2008	2007	2008	2007	Margin
	(in thousands)
Compensation and related costs	$18,742	$19,183	23.2%	22.5%	-0.7%
Advertising expense	6,963	5,142	8.6%	6.0%	-2.6%
Other selling, general and administrative expenses	6,547	6,435	8.2%	7.5%	-0.7%
Contract services expense	2,297	1,673	2.9%	2.0%	-0.9%
Bad debt expense	1,141	910	1.4%	1.1%	-0.3%

	$35,690	$33,343	44.3%	39.1%	-5.2%

			% of Net Revenues
	Nine Months Ended		Nine Months Ended		Impact on
	June 30,		June 30,		Operating
	2008	2007	2008	2007	Margin
	(in thousands)
Compensation and related costs	$58,293	$59,597	22.5%	22.4%	-0.1%
Other selling, general and administrative expenses	21,148	20,153	8.2%	7.6%	-0.6%
Advertising expense	20,238	19,219	7.8%	7.2%	-0.6%
Contract services expense	6,239	3,314	2.4%	1.3%	-1.1%
Bad debt expense	3,377	2,221	1.3%	0.8%	-0.5%

	$109,295	$104,504	42.2%	39.3%	-2.9%

Compensation and related costs decreased due to decreases in salaries and stock compensation expense partially offset by increases in bonus and benefits expense. Salaries expense decreased $0.3 million and $1.4 million for the three months and nine months ended June 30, 2008, respectively, primarily due to the sales force reorganization which occurred in our 2007 third and fourth quarters. The decrease in salaries expense was partially offset by an increase in accrued severance related to terminations during the three months ended June 30, 2008. Stock-based compensation expense decreased $0.6 million and $1.1 million for the three months and nine months ended June 30, 2008, respectively, primarily due to the timing of vesting of our stock options. Bonus expense increased $0.3 million and $0.9 million for the three months and nine months ended June 30, 2008, respectively, as a result of certain locations meeting our quarterly bonus criteria for the fiscal year ending September 30, 2008. Benefits expense increased $0.3 million and $0.5 million for the three months and nine months ended June 30, 2008, respectively, due to increased expenses under our self-insured medical plan.

Advertising expense increased $1.8 million and $1.0 million for the three months and nine months ended June 30, 2008, respectively primarily due to the additional investment in advertising in response to the positive results of our new advertising campaign and redesigned website. As discussed in previous periods, we increased our spending during the fourth quarter of fiscal year 2007 and planned to decrease spending during the first quarter of fiscal 2008. Historically, during our first fiscal quarter, our advertising and marketing efforts have not yielded the desired results due to competing media messages during the holiday and political advertising season. Additionally, during our first quarter of fiscal 2008, we were testing new marketing strategies and we chose to limit our spending pending the results. We anticipate advertising expenses will continue to increase in future periods and expect total advertising expenses for the current fiscal year will be higher than in the prior fiscal year.
The increase in contract services expense is primarily due to contract employees used to fill open positions in our information technology, marketing and finance departments and we anticipate the expense will continue at this level until we identify and hire permanent employees with the required skills. We have also engaged outside consultants and contracted with our primary advertising agency to provide additional marketing and advertising research and creative materials as we continue to invest in our national advertising campaign. Additionally, we have incurred set up fees associated with the outsourcing of the private loan program.
Bad debt expense increased $0.2 million and $1.2 million for the three months and nine months ended June 30, 2008, respectively, primarily due to an increase in the number of accounts which were transferred to our collections agency.
Interest income. Our interest income for the nine months ended June 30, 2008 was $2.8 million, representing an increase of $1.0 million, as compared to $1.8 million for the nine months ended June 30, 2007. The increase in interest income is primarily attributable to the increase in cash available for investment due to the sale of our Sacramento, California and Norwood, Massachusetts facilities in July 2007 and October 2007, respectively, offset by the repurchase of shares of our common stock during the nine months ended June 30, 2008.
Other income. Our other income for the three and nine months ended June 30, 2008 was $0.2 million representing sublease rental income. We anticipate other income will increase as we continue our efforts to find alternative uses for our excess capacity.
Income taxes. Our provision for income taxes for the nine months ended June 30, 2008 was $5.4 million or 41.3% of pretax income, as compared to $10.5 million, or 38.4% of pretax income for the nine months ended June 30, 2007. The increase in the tax rate as a percentage of pretax income was primarily attributable to the establishment of a valuation allowance for the deferred tax assets related to certain state net operating losses.
Liquidity and Capital Resources
We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $6.0 million for the nine months ended June 30, 2008, as compared to $26.0 million for the nine months ended June 30, 2007.
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

In January 2008, we received a termination letter, effective February 16, 2008, from Sallie Mae related to our discount loan program. Approximately $5.1 million of discount loans or 1.4% of revenue was funded through this program during fiscal 2007. Through the end of June 2008, approximately $5.6 million of the anticipated $4.5 to $5.5 million of loans for fiscal 2008 has been certified under this Sallie Mae program, thereby limiting exposure for fiscal 2008. Our students have access to a different alternative student loan program.
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a national chartered bank in June 2008. Under terms of the related agreements, the bank will originate loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We will then purchase all such loans from the bank on a monthly basis and will assume all of the related credit risk. The loans will bear interest at market rates; however, the principal and interest payments will not be required until six months after the student completes his or her program. After the deferral period, monthly principal and interest payments will be required over the related term of the loan. Consequently, we will receive cash under this program for up to 10 years whereas under traditional governmental financial aid programs, commercial loan programs and other alternative sources, we receive cash while the student is in school.
We continue to pursue other funding sources for our students and anticipate that other types of loan programs we may enter into will require us to accept a portion of the credit risk and may require us to defer recognizing revenue on the portion of the student tuition funded under the loan program until the student makes payment on the loan.
Operating Activities
For the nine months ended June 30, 2008, our cash flows provided by operating activities were $6.0 million resulting from net income of $7.7 million with adjustments of $21.6 million for non-cash and other items which were offset by $23.2 million related to the change in our operating assets and liabilities.
For the nine months ended June 30, 2008, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $13.2 million, substantially all of which was depreciation, stock-based compensation of $4.2 million, bad debt expense of $3.4 million and loss on sale of property and equipment of $0.7 million.
For the nine months ended June 30, 2007, our cash flows provided by operating activities were $26.0 million resulting from net income of $16.9 million with adjustments of $21.4 million for non-cash and other items which were partially offset by $12.3 million related to the change in our operating assets and liabilities.
For the nine months ended June 30, 2007, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $14.2 million, substantially all of which was depreciation, bad debt expense of $2.2 million and stock-based compensation of $5.3 million.

Changes in operating assets and liabilities
For the nine months ended June 30, 2008, changes in our operating assets and liabilities resulted in cash outflows of $23.2 million and were primarily attributable to changes in receivables, deferred revenue and accounts payable and accrued expenses.
The increase in receivables resulted in a use of cash of $8.2 million. In-school student receivables increased due to the challenges we have experienced in our student financial aid process due to the changing student funding environment and the resulting delay in receiving student financial aid funding used to settle the students in-school receivable. This was partially offset by a lower number of students in school at June 30, 2008 when compared to September 30, 2007. The increase in receivables also affected our days sales outstanding (DSO) which was approximately 17 days at June 30, 2008 compared to approximately 16 days at June 30, 2007.
The decrease in deferred revenue resulted in a use of cash of $12.4 million and was primarily due to the decrease in students in school at June 30, 2008 when compared to September 30, 2007.
Accounts payable and accrued expenses decreased $3.7 million primarily due to $5.7 million in bonus payments related to our field sales representative graduate bonus plan, $4.3 million in severance payments related to our reduction in force in September 2007, $2.9 million in bonus payments related to the year ended September 30, 2007 and $2.0 million related to the timing of our payroll cycle, partially offset by an increase of $8.9 million for the bonus accruals related to the year ending September 30, 2008.
For the nine months ended June 30, 2007, changes in our operating assets and liabilities resulted in cash outflows of $12.3 million and were primarily attributable to changes in receivables, deferred revenue, accounts payable and accrued expenses and income taxes.
The timing of Title IV disbursements and a lower number of students in school at June 30, 2007 as compared to September 30, 2006, resulted in a decrease of $2.5 million in student receivables. The decrease in student receivables was offset by a decrease in the allowance for doubtful accounts of $2.7 million due to the focused efforts on collection activities and lower out of school student balances.
The decrease in deferred revenue of $6.8 million was primarily the result of a lower number of students in school at June 30, 2007 when compared to September 30, 2006. Additionally, we experienced an increase in need-based tuition scholarships and higher military and veteran discounts.
Accounts payable and accrued expenses decreased $6.7 million primarily due to $7.8 million in bonus payments related to our field sales representative graduate bonus plan, $4.2 million in bonus payments related to the year ended September 30, 2006, $1.5 million related to the timing of our accounts payable cycle and $0.9 million in severance payments related to our reduction in force in September 2006 partially offset by an increase of $7.4 million for the bonus accruals related to the year ending September 30, 2008.
The change in income taxes was primarily related to the receipt of a federal tax refund of $1.6 million.
Our working capital increased by $21.1 million to $28.4 million at June 30, 2008 as compared to $7.3 million at September 30, 2007. The increase was primarily attributable to the $32.6 million in cash proceeds from the sale of our facilities at our Norwood, Massachusetts campus. Additionally, deferred revenue decreased by $6.8 million as discussed above. At June 30, 2008, we had purchased approximately 1.9 million shares of our common stock at average price of $15.66 per share for a total of approximately $29.5 million under the current share repurchase program. Our current ratio was 1.38 at June 30, 2008 as compared to 1.08 at September 30, 2007. There were no amounts outstanding on our line of credit at June 30, 2008.

Investing Activities
For the nine months ended June 30, 2008, cash flows provided by investing activities were $19.3 million and were primarily related to proceeds received from the sale of the Norwood, Massachusetts campus facility offset by capital expenditures associated with existing campus expansions and ongoing replacement of equipment related to student training.
For the nine months ended June 30, 2007, cash flows used in investing activities were $38.0 million and were primarily related to capital expenditures associated with new campus construction and existing campus expansions.
Financing Activities
For the nine months ended June 30, 2008, cash flows used in financing activities were $29.0 million and were primarily attributable to the repurchase of our stock.
For the nine months ended June 30, 2007, cash flows provided by financing activities were $0.4 million and were attributable to proceeds received from issuance of common stock under employee stock option plans.
Debt Service
On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009 and established new covenant requirements. There was no amount outstanding on the line of credit at the date of the modification agreement or at June 30, 2008. We were in compliance with all covenants at June 30, 2008.
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
Contractual Obligations
Executive Employment Agreements
We entered into new employment agreements with key executives that provide for continued salary payments and continuing benefits if the executives are terminated for reasons other than cause, as defined in the agreements. The aggregate amount of our commitments under these agreements is approximately $3.7 million.
Change in Control Agreements
We entered into amended severance agreements with two key executives and new severance agreements with twenty-five other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in corporate structure that results in a change in control. Under the terms of the severance agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements is approximately $6.1 million.

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
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2007 Annual Report on Form 10-K. During the nine months ended June 30, 2008 and other than discussed below, there have been no significant changes in our critical accounting policies.
Private Loan
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a national chartered bank in June 2008. Under terms of the related agreements, the bank will originate loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We will then purchase all such loans from the bank on a monthly basis and will assume all of the related credit risk. The loans will bear interest at market rates; however, the principal and interest payments will not be required until six months after the student completes his or her program. After the deferral period, monthly principal and interest payments will be required over the related term of the loan.
The bank has agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreements, we placed a $2.0 million deposit with the bank in July 2008 in order to secure our related loan purchase obligation. We will classify this balance as restricted cash in our consolidated balance sheet.

In substance, we are providing the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we will account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectibility is not reasonably assured. Accordingly, we will defer recognition of the tuition financed by the loan as well as any related interest income required under the loan until such amounts have been collected. We will reevaluate this policy on the basis of our historical collection experience under program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers will be expensed as incurred. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue will not be recognized in our consolidated balance sheet until sufficient collection history has been obtained.
Our Board of Directors has authorized the extension of up to $10 million of credit under the private loan program. The program commenced at the end of June 2008 and no loans had been funded as of June 30, 2008.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Historically, our principal exposure to market risk relates to interest rate changes. As of June 30, 2008, we do not have any term debt. Consequently, we believe that we have minimal financial exposure to market risk.
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
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (“SEC”). The Form 10-K that we filed with the SEC on November 29, 2007 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them under the heading “Risk Factors” in the Form 10-K. We incorporate that section of the Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s website at www.sec.gov.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As we previously reported, in April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. In order to limit further litigation expense on this matter, we settled this matter in May 2008 for an amount less than we accrued in previous periods.

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
In January 2008, we received notification that Sallie Mae would be terminating its discount loan program with us, and more broadly within all of the postsecondary education market. In 2007 and the nine months ended June 30, 2008, our students obtained approximately $5.1 million and $5.6 million, respectively, of student loans under the Sallie Mae discount loan program with us. We are working with third parties as well as reviewing internal sources to identify sources and funds to implement an alternative student loan program that will assist students in continuing or pursuing their program of study with us. There is no assurance that we will be successful in replacing loan sources, including the Sallie Mae program, that are terminated in the current credit climate, or that new programs will prove attractive to our students and be utilized to the extent that was the case with any programs they replace.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes the purchase of equity securities for the three months ended June 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate Dollar
			(c) Total Number	Value of Shares that
	(a) Total		of Shares	May Yet Be Purchased
	Number of	(b) Average	Purchased as	Under the Plans Or
	Shares	Price Paid	Part of Publicly	Programs
Period	Purchased(1)	per Share	Announced Plans	(in thousands)(2)
May 2008	17	$12.73	—	$20,534
June 2008	7,259	$13.13	—	$20,534

Total	7,276		—	$20,534

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

Item 6. EXHIBITS
(a) Exhibits:

Number	Description

10.1	Employment Agreement, dated July 8, 2008, between Registrant and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on July 9, 2008.)

10.2	Employment Agreement, dated July 8, 2008, between Registrant and John C. White. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on July 9, 2008.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: August 6, 2008	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT NUMBER

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)