Form 10-K
period 2008-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2008-11-26
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of November 17, 2008, 25,089,517 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the Company’s most recently completed second fiscal quarter (March 31, 2008) was approximately $250,079,300 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

UNIVERSAL TECHNICAL INSTITUTE, INC.

INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2008

i

PART I

ITEM 1.	BUSINESS

Overview

We are the leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment. We offer undergraduate degree, diploma and certificate programs at 10 campuses across the United States. We also offer manufacturer specific advanced training (MSAT) programs that are sponsored by the manufacturer or dealer, at 19 dedicated training centers. For the twelve months ended September 30, 2008, our average undergraduate enrollment was 14,941 full-time students. We have provided technical education for over 40 years.

We believe the market for qualified service technicians is large and growing. In the most recent data provided, the U.S. Department of Labor estimated that in 2006 there were approximately 773,000 working automotive technicians in the United States, and this number was expected to increase by 14% from 2006 to 2016. Other 2006 estimates provided by the U.S. Department of Labor indicate that from 2006 to 2016 the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair, are expected to increase by 12%, 12%, 13% and 19%, respectively. This need for technicians is due to a variety of factors, including technological advancement in the industries our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service, as well as an aging and retiring workforce that generally requires training to keep up with technological advancements and maintain its technical competency. As a result of these factors, there will be an average of approximately 43,600 new job openings annually for new entrants from 2006 to 2016 in the fields we serve, according to data collected by the U.S. Department of Labor. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers which can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.

We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Through our relationships with OEMs, we are able to continuously refine and expand our programs and curricula. We believe our industry-oriented educational philosophy and national presence have enabled us to develop valuable industry relationships which provide us with significant competitive strength and support our market leadership. We are a primary, and often the sole, provider of manufacturer-based training programs pursuant to written agreements with various OEMs whereby we offer technician training programs using OEM provided vehicles, equipment, specialty tools and curricula. These OEMs include: Audi of America; American Honda Motor Co., Inc.; BMW of North America, LLC; Cummins, Inc.; Daimler Trucks N.A.; Ford Motor Co.; Harley-Davidson Motor Co.; International Truck and Engine Corp.; Kawasaki Motors Corp., U.S.A.; Mercedes-Benz USA, LLC; Mercury Marine; Nissan North America, Inc.; Toyota Motor Sales, U.S.A., Inc.; Volkswagen of America, Inc.; Volvo Cars of North America, Inc. and Volvo Penta of the Americas, Inc. In addition, we provide technician training programs pursuant to verbal agreements with the following OEMs: American Honda Motor Co., Inc.; American Suzuki Motor Corp; Mercury Marine; Porsche Cars of North America, Inc. and Yamaha Motor Corp., USA.

Through our campus-based undergraduate programs, we offer specialized technical education under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). The majority of our undergraduate programs are designed to be completed in 12 to 18 months and culminate in an associate of occupational studies (AOS) degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $17,750 to $40,650 per program, primarily depending on the nature and length of the program. Upon completion of one of our automotive or diesel undergraduate programs, qualifying students have the opportunity to enroll in one of the manufacturer specific advanced training programs that we offer. These manufacturer programs are offered in a facility in which the OEM supplies the vehicles, equipment, specialty tools and curricula. Tuition for these advanced training programs is paid by each participating OEM or dealer in return for a commitment by the student to work for a dealer of that OEM upon graduation. We also provide continuing education and training to experienced technicians at our customers’ sites or in our training facilities.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, www.uti.edu under the “Investors — Information — SEC Filings” captions, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website. Information contained on our website is not a part of this Report.

In Part III of this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2009 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or before January 16, 2009, our proxy statement for the 2009 Annual Meeting of Stockholders will be filed with the SEC and available on our website at www.uti.edu under the “Investors — Information — SEC Filings” captions.

Information relating to corporate governance at UTI, including our Code of Conduct for all of our employees and our Supplemental Code of Ethics for our Chief Executive Officer and senior financial officers, and information concerning Board Committees, including Committee charters, is available on our website at www.uti.edu under the “Investors — Information — Corporate Governance” captions. We will provide any of the foregoing information without charge upon written request to Universal Technical Institute, Inc., 20410 North 19th Avenue, Suite 200, Phoenix, Arizona 85027, Attention: Investor Relations.

Business Strategy

Our goal is to strengthen our position as the leading provider of post-secondary technical education services by effectively recruiting, training and placing professional auto, diesel, collision repair, motorcycle and marine technicians to meet the needs of our industry customers. To attain this goal, we intend to pursue the following strategies:

•	Optimize Marketing and Sales. Since our founding in 1965, we have grown our business and expanded our campus footprint to establish a national presence. Through the UTI, MMI and NASCAR Technical Institute brands, our undergraduate campuses and advanced training centers currently provide us with local representation covering several geographic regions across the United States. Supporting our campuses, we maintain a national recruiting network of approximately 295 education representatives who are able to identify, advise and enroll students from all 50 states and U.S. territories.

Our marketing strategies are designed to align lead generation and lead conversion tactics with specific potential student segments. We leverage a web-centric lead generation platform that focuses on nationally efficient advertising coupled with the internet, where our web site acts as the primary hub of our campaigns to inform, educate and convert site visitors to leads. Currently, we advertise on television, radio and multiple internet sites, in magazines, and use events, direct mail and telemarketing to reach prospective students.

Additionally, to enhance the productivity of our admissions representatives, we have increased our emphasis on local marketing and outreach by driving potential prospective students to visit our campuses and take tours. Moreover, to assist in converting prospective students to enrolled students, we deploy specific student contact strategies that deliver relevant content and messaging that matches where the prospective student is in his or her buying process. Through the efforts of our national recruiting network combined with our marketing strategies, we seek to grow our student population in order to improve our current capacity utilization.

•	Increase Funding Opportunities. Our students fund a significant portion of their education through traditional governmental financial aid programs. They also finance a portion of their education through additional funding sources including commercial loan programs, alternative student loan options, a military veteran tuition discount program and a need-based scholarship program. We also award merit-based scholarships to participants in state, regional and national skills competitions — including our own UTI-sponsored scholarship. Furthermore, we support the Career College Association’s Imagine America Program, which awards scholarships to students from eligible high schools.

The evolving federal student lending environment and the tightening credit market have created challenges for our students to find acceptable financial solutions to fund the portion of their education not funded under the programs discussed above. In response to the challenges experienced by our students, during 2008 we established a proprietary loan program for students who are not able to fully finance the cost of their education through traditional funding sources. The program is designed to offer terms which meet the needs of our students and are competitive with the market.

Additionally, we have received approval from the Department of Education for all of our campuses to participate in the William D. Ford Federal Direct Loan Program. We are taking the necessary steps to provide our students with the opportunity to obtain loans directly from the U.S. Department of Education (ED) rather than from commercial lenders.

•	Seek New and Expand Existing Industry Relationships. We work closely with OEMs to develop brand-specific education programs. Participating manufacturers typically assist us in the development of course content and curricula, while providing us with equipment, specialty tools and parts at reduced prices or at no charge. The manufacturer or dealer pays the full tuition of each student enrolled in our advanced training programs, subject to employment commitments made by the students. Our collaboration with OEMs enables us to provide highly specialized education to our students, resulting in improved employment opportunities and the potential for higher wages for our graduates. We actively seek to develop new and expand existing relationships with leading OEMs, dealership networks and other industry participants that focus on the automotive, diesel, motorcycle and marine industries. Securing and expanding these relationships will support undergraduate enrollment growth, diversify tuition funding sources and increase program offerings. These relationships are also valuable to our industry partners since our programs provide them with a steady supply of highly trained service technicians and a cost-effective alternative to in-house training. Plus, these relationships also support the development of incremental revenue opportunities from training the OEMs’ existing employees.

As a result of our activities with OEMs, during 2008 we expanded our relationship with Toyota Motor Sales U.S.A, Inc. to offer the Toyota Professional Automotive Technician (TPAT) elective program at our Exton, Pennsylvania and Sacramento, California campuses. Additionally, we worked closely with International Truck and Engine Corp. to bring the International Technician Education Program (ITEP): a manufacturer-specific, advanced training program to our Exton, Pennsylvania campus.

We also offer training for sectors of the industry that would benefit from the skills we teach, including motor freight companies and other businesses that employ skilled technicians. This training can be performed at UTI sites, customer sites or at third party locations using curricula developed by us, provided by the customer or supplied by the OEM. These training relationships provide new sources for revenue, establish new employment opportunities for our graduates and enhance our brand position as the leading provider of training for the industry.

In addition to our curriculum-based relationships with OEMs, we also develop and maintain a variety of complementary associations with parts and tools suppliers, enthusiast organizations and other participants in the industries we serve. These relationships provide us with a variety of strategic and financial benefits that include, but are not limited to, equipment sponsorship, new product support, licensing and branding opportunities — even selected financial sponsorship for our campuses and students. These relationships improve the quality of our educational programs by reducing our investment cost of equipping classrooms. As a result, we are able to expand the scope of our programs, strengthen our graduate placements and enhance our overall image within the industry.

•	Explore New Campus Opportunities. We will continue to identify new markets that complement our established campus network and support further growth. We believe there are a number of local markets that feature both pools of prospective students and career opportunities for our graduates that are not served through a local UTI or MMI campus. Additionally, we are transforming our automotive program and diesel program curricula into a ‘blended learning’ experience that combines several methodologies, reflective of current industry training methods and standards, and incorporates on-site classes, real-time online sessions and independent learning opportunities.

By establishing new campuses in local markets and transforming our curriculum, we will not only supply skilled technicians to local employers but also provide post-secondary educational opportunities for students otherwise unwilling or unable to relocate. Additionally, this will provide us with new opportunities to offer continuing and advanced training to the existing workforces in the industries we serve, while helping us to expand the reach and appeal of the UTI brand across the country. Furthermore, this will provide flexible training options for our prospective students and industry partners while allowing for a more efficient use of our faculty and facilities.

We expect that the size of any future campuses will depend upon the specific markets and program offerings and we expect to evaluate new opportunities as appropriate in the future. We do not anticipate opening any new campuses during 2009.

Schools and Programs

Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). The majority of our undergraduate programs are designed to be completed in 12 to 18 months and culminate in an associate of occupational studies degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $17,750 to $40,650 per program, depending on the nature and length of the program. Our campuses are accredited and our undergraduate programs are eligible for federal Title IV student financial aid funding. Upon completion of one of our automotive or diesel undergraduate programs, qualifying students have the opportunity to apply for enrollment in one of our MSAT programs. These programs are offered in facilities in which OEMs supply the vehicles, equipment, specialty tools and curricula. In most cases, tuition for the advanced training programs is paid by each participating OEM or dealer in return for a commitment by the student to work for a dealer of that OEM upon graduation. We also provide continuing education and training to experienced technicians.

Our undergraduate schools and programs are summarized in the following table:

		Date Training
Location	Brand	Commenced	Principal Programs

Arizona (Avondale)	UTI	1965	Automotive; Diesel & Industrial
Arizona (Phoenix)	MMI	1973	Motorcycle
California (Rancho Cucamonga)	UTI	1998	Automotive
California (Sacramento)	UTI	2005	Automotive; Diesel & Industrial; Collision Repair and Refinishing
Florida (Orlando)	UTI/MMI	1986	Automotive; Motorcycle; Marine
Illinois (Glendale Heights)	UTI	1988	Automotive; Diesel & Industrial
Massachusetts (Norwood)	UTI	2005	Automotive; Diesel & Industrial
North Carolina (Mooresville)	NTI	2002	Automotive with NASCAR
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel & Industrial
Texas (Houston)	UTI	1983	Automotive; Diesel & Industrial; Collision Repair and Refinishing

Universal Technical Institute (UTI)

UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are master certified by the National Automotive Technicians Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE). We are continuing the NATEF certification application process for all of our programs at our Norwood, Massachusetts campus and for our diesel and collision repair and refinishing programs at our Sacramento, California campus. In order to apply for NATEF certification, a school must meet the ASE curriculum requirements and have also graduated its first class. Students have the option to enhance their training through the Ford Accelerated Credential Training (FACT) elective at all UTI campuses. We also offer the Toyota Professional Automotive Technician (TPAT) elective at our Glendale Heights, Illinois; Exton, Pennsylvania and Sacramento, California campuses; the Toyota Professional Collision Training (TPCT) elective at our Houston, Texas campus; the BMW FastTrack elective at our Rancho Cucamonga, California; Avondale, Arizona and Orlando, Florida campuses; the Nissan Automotive Technician Training (NATT) program at our Houston, Texas; Mooresville, North Carolina; Sacramento, California and Orlando, Florida campuses; the International Truck Elective Program (ITEP) at our Glendale Heights, Illinois campus; the Cummins Qualified Technician Program (CQTP) elective at out Avondale, Arizona and Houston, Texas campuses; and the Daimler Trucks Finish First (f/k/a Freightliner) elective at our Avondale, Arizona campus. We offer the following programs under the UTI brand:

•	Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. The program ranges from 51 to 88 weeks in duration, and tuition ranges from approximately $24,850 to $35,100. Graduates of this program are qualified to work as entry-level service technicians in automotive dealer service departments or automotive repair facilities.

•	Diesel & Industrial Technology. Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. The program is 45 to 57 weeks in duration and tuition ranges from approximately $22,500 to $28,750. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•	Automotive/Diesel Technology. Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. The program ranges from 69 to 84 weeks in duration and tuition ranges from approximately $29,550 to $37,950. Graduates of this program typically can work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships.

•	Automotive/Diesel & Industrial Technology. Established in 1970, the Automotive/Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 90 weeks in duration and tuition ranges from approximately $30,900 to $40,650. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including material handling, construction, transport refrigeration or farming.

•	Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program is designed to teach students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program ranges from 51 to 54 weeks in duration and tuition ranges from approximately $25,150 to $28,950. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•	Motorcycle. Established in 1973, the MMI program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 48 to 72 weeks in duration and tuition ranges from approximately $17,750 to $26,600. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by six major motorcycle manufacturers. We have written agreements relating to motorcycle elective programs with BMW of North America, LLC; Harley-Davidson Motor Co.; and Kawasaki Motors Corp., U.S.A. In addition, we have verbal understandings relating to motorcycle elective programs with American Honda Motor Co., Inc.; American Suzuki Motor Corp.; and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co., Inc.; Harley-Davidson Motor Co. and Kawasaki Motors Corp., U.S.A. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting in our course development, providing equipment and product donations, and instructor training. The verbal understandings referenced may be terminated without cause by either party at any time.

•	Marine. Established in 1991, the MMI program is designed to teach students how to diagnose, service and repair boats and personal watercraft. The program is 60 weeks in duration and tuition is approximately $24,450. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers and we have verbal agreements relating to marine elective programs with American Honda Motor Co., Inc.; Mercury Marine; American Suzuki Motor Corp. and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co. Inc.; Kawasaki Motors Corp., U.S.A.; Mercury Marine and Volvo Penta of the Americas, Inc. These marine manufacturers support us through their endorsement of our curricula content, assisting with course development, equipment and product donations, and instructor training. The verbal understandings referenced may be terminated without cause by either party at any time.

NASCAR Technical Institute (NTI)

Established in 2002, NTI offers the same type of automotive training as UTI, but with additional NASCAR-specific courses. In addition to the training received in our Automotive Technology program, students have the opportunity to learn first-hand with NASCAR engines and equipment and to learn specific skills required for entry-level positions in automotive and racing-related career opportunities. The program ranges from 48 to 78 weeks in duration and tuition ranges from $25,500 to $37,400. Similar to graduates of the Automotive Technology program, NTI graduates are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. For those students who have trained in our NASCAR technology program, from the opening of NTI through fiscal 2007, approximately 19% have found employment opportunities to work in racing-related industries with the remainder working in the automotive service sector.

Manufacturer Specific Advanced Training Programs

Our advanced programs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive or diesel program may apply to be selected for these programs. The programs range from 8 to 27 weeks in duration and tuition is paid by the manufacturer or dealer, subject to employment commitments made by the student. The manufacturer also supplies vehicles, equipment, specialty tools and curricula for the courses. Pursuant to written agreements, we offer manufacturer specific advanced training programs for the following OEMs: Audi of America; BMW of North America, LLC; International Truck and Engine Corp.; Mercedes-Benz USA, LLC; Volkswagen of America, Inc.; and Volvo Cars of North America, Inc. Pursuant to a verbal agreement, we offer a MSAT program for Porsche Cars of North America, Inc. We anticipate that we will renew contracts in the following list that expire during the next year.

•	Audi. We have a written agreement with Audi of America whereby we provide Audi Academy training programs at our Avondale, Arizona and Exton, Pennsylvania training facilities using vehicles, equipment, specialty tools and curricula provided by Audi. This agreement expires on December 31, 2008 and may be terminated for cause by either party.

•	BMW. We have a written agreement with BMW of North America, LLC whereby we provide BMW’s Service Technician Education Program (STEP) at our Avondale, Arizona; Orlando, Florida; Houston, Texas and Rancho Cucamonga, California training facilities and at the BMW training center in Woodcliff Lake, New Jersey and the Mini Service Technical Education Program (Mini Cooper STEP) at our Orlando, Florida training facilities using vehicles, equipment, specialty tools and curricula provided by BMW. This agreement expires on December 31, 2008 and may be terminated for cause by either party.

•	International Truck. We have a written agreement with International Truck and Engine Corp. whereby we provide the International Technician Education Program (ITEP) training program at our training facilities in Glendale Heights, Illinois and Exton, Pennsylvania using vehicles, equipment, specialty tools and curricula provided by International Truck. This agreement expires on December 31, 2008 and may be terminated without cause by either party upon 180 days written notice.

•	Mercedes-Benz. We have a written agreement with Mercedes-Benz USA, LLC whereby we provide the Mercedes-Benz ELITE training programs at our Rancho Cucamonga, California; Houston, Texas; Orlando, Florida; Glendale Heights, Illinois and Norwood, Massachusetts training facilities using vehicles, equipment, specialty tools and curricula provided by Mercedes-Benz. We also provide the Mercedes-Benz ELITE Collision Repair Training (CRT) program at our Houston, Texas training facility. The agreement expires on December 31, 2008 and may be terminated without cause by either party upon 30 days written notice.

•	Porsche. We have a verbal agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program (PTAP) at the Porsche Training Center in Atlanta, Georgia using vehicles, equipment, specialty tools and curricula provided by Porsche. The written agreement we were operating under expired on September 2008 and we are awaiting final signature on a new agreement.

•	Volkswagen. We have a written agreement with Volkswagen of America, Inc. whereby we provide Volkswagen Academy Technician Recruitment Program (VATRP) training at our Rancho Cucamonga, California and Exton, Pennsylvania training facilities using tools, equipment and vehicles provided by Volkswagen. This agreement expires on December 31, 2008 and may be terminated for cause by either party.

•	Volvo. We have a written agreement with Ford Motor Company whereby we conduct Volvo’s Service Automotive Factory Education (SAFE) program training at our training facility in Avondale, Arizona using vehicles, equipment, specialty tools and curricula approved by Volvo. This agreement expires on December 31, 2008.

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

An example of a product/financial support relationship is:

•	Snap-on Tools. Upon graduation from our undergraduate programs, students receive a Snap-on Tools entry-level tool set having an approximate retail value of $1,000. We purchase these tool sets from Snap-on Tools at a discount from their list price pursuant to a written agreement which expires in January 2009. In the context of this relationship, we have granted Snap-on Tools exclusive access to our campuses to display tool related advertising, and we have agreed to use Snap-on Tools equipment to train our students. We receive credits from Snap-on Tools for student tool kits that we purchase and any additional purchases made by our students. We can then redeem those credits to purchase Snap-on Tools equipment and tools for our campuses at the full retail list price.

•	Licensing. Licensing agreements enable us to establish meaningful relationships with key industry brands. We pay a licensing fee and, in return, receive the right to use a particular industry participant’s name or logo in our promotional materials and on our campuses. We believe that our current and potential students generally identify favorably with the recognized brand names licensed to us, enhancing our reputation and the effectiveness of our marketing efforts.

An example of a licensing arrangement is:

•	NASCAR. In July 1999, we entered into a licensing arrangement with NASCAR and became its exclusive education provider for automotive technicians. This written agreement was renewed during 2007 and now expires on December 31, 2017. The agreement may be terminated for cause by either party at any time prior to its expiration. In July 2002, the NASCAR Technical Institute opened in Mooresville, North Carolina. This relationship provides us with access to the network of NASCAR sponsors, presenting us with the opportunity to enhance our product support relationships. The popular NASCAR brand name combined with the opportunity to learn on high-performance cars is a powerful recruiting and retention tool.

•	Manufacturer Training. Manufacturer training relationships provide benefits to us that impact each of our education programs. These relationships support entry-level training tailored to the needs of a specific manufacturer, as well as continuing education and training of experienced technicians. In our entry-level programs, students receive training and certification on a given manufacturer’s products. In return, the manufacturer supplies vehicles, equipment, specialty tools and parts, and assistance in developing curricula. Students who receive this training are often certified to work on that manufacturer’s products when they complete the program. The certification typically leads to both improved employment opportunities and the potential for higher wages. Manufacturer training relationships lower the capital investment necessary to equip our classrooms and provide us with a significant marketing advantage. In addition, through these relationships, manufacturers are able to increase the pool of skilled technicians available to service and repair their products.

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

Examples of manufacturer training relationships include:

•	American Honda Motor Co., Inc. We provide marine and motorcycle training for experienced American Honda technicians utilizing training materials and curricula provided by American Honda. Pursuant to written agreements, our instructors provide marine and motorcycle dealer training at American

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

•	Ford Motor Company. Pursuant to a written agreement, we offer the Ford Accelerated Credential Training (FACT) elective to all of the students in our Automotive, Automotive/Diesel, Automotive/Diesel & Industrial and Automotive with NASCAR programs. The FACT elective is a 15-week course in Ford-specific training, during which students are able to earn Ford certifications. Ford Motor Company provides the curriculum, vehicles, specialty equipment and other training aids used for the FACT elective. This agreement has an indefinite term and may be terminated without cause by either party upon six months written notice

•	Mercedes-Benz USA, LLC. Pursuant to a written agreement, we offer various Mercedes-Benz ELITE training programs. The Mercedes-Benz ELITE Technician Training program is a 16-week advanced training program that enables students to earn Mercedes-Benz training credits in service maintenance, diagnosis and repair of most Mercedes-Benz vehicle systems. In addition, we provide Mercedes-Benz ELITE Dealer Product training, ELITE Collision Repair Technology training, ELITE Service Advisor training and ELITE Sales Consultant training at the Mercedes-Benz ELITE training centers located at various UTI campuses. Graduates of UTI’s Automotive, Automotive/Diesel and Collision Repair and Refinishing Technology programs may apply for one of these Mercedes-Benz ELITE programs. Tuition for the program is paid by the manufacturer. All curricula, vehicles, specialty tools and training aids for these programs are provided by Mercedes-Benz. This agreement expires on December 31, 2008 and may be terminated without cause by either party upon 30 days written notice.

•	Toyota. Pursuant to a written agreement with Toyota Motor Sales, U.S.A., Inc., we offer the Toyota Professional Automotive Technician (TPAT) program, a Toyota, Lexus and Scion brand-specific training program at our Glendale Heights, Illinois; Exton, Pennsylvania and Sacramento, California campuses. We also provide the Toyota Professional Collision Training program at our Houston, Texas campus. These programs use training and course materials as well as training vehicles and equipment provided by Toyota. This agreement was renewed during 2007 and expires on July 31, 2012 and may be terminated without cause by either party upon 30 days written notice.

•	Nissan. Pursuant to a written agreement with Nissan North America, Inc., we offer the Nissan Automotive Technician Training (NATT) program, a Nissan and Infiniti branded vehicle training program at our Orlando, Florida; Mooresville, North Carolina; Sacramento, California and Houston, Texas campuses. The NATT program uses training and course materials as well as training vehicles and equipment provided by Nissan. The agreement was renewed during 2008 and expires on March 31, 2011 and may be terminated without cause by either party upon 30 days written notice.

Student Recruitment Model

We strive to increase our campus enrollment and profitability through a web-centric marketing strategy and three primary sales channels. Our strategy enables us to recruit a geographically dispersed and demographically diverse student body including recent high school graduates and adult learners.

•	Marketing and Advertising. Our marketing strategies are designed to align lead generation and lead conversion tactics with specific potential student segments. We leverage a web-centric lead generation platform that focuses on nationally efficient advertising coupled with the internet, where our web site acts as the primary hub of our campaigns, to inform, educate and convert site visitors to leads. Currently, we advertise on television, radio and multiple internet sites, in magazines, and use events, direct mail and telemarketing to reach prospective students.

Additionally, to enhance the productivity of our admissions representatives, we have increased our emphasis on local marketing and outreach by driving prospective students to visit our campuses and take tours. Moreover, to assist converting prospective students to enrolled students, we deploy specific student contact strategies that deliver relevant content and messaging that matches where the prospective student is in his or her buying process.

•	Field-Based Representatives. Our field-based education representatives recruit prospective students primarily from high schools across the country. Over the last three fiscal years, approximately 60% of our student population has been recruited directly out of high school. Currently, we employ approximately 160 field-based education representatives with assigned territories covering the United States and U.S. territories. Our field-based education representatives generate the majority of their leads by making career presentations at high schools. Typically, the field-based education representatives enroll high school students during an application interview conducted at the homes of prospective students.

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

•	Military Representatives. Our military representatives develop relationships with military personnel and provide information about our training programs. Currently, we employ approximately 10 military representatives. We deliver career presentations to soldiers who are approaching their date of separation or have recently separated from the military as a means of further educating these individuals on the merits of our technical training programs.

•	Campus-Based Representatives. In addition to our field-based and military education representatives, we employ campus-based representatives to recruit adult career seeker or career changer students. These representatives respond to student inquiries generated from national, regional and local advertising and promotional activities. Currently, we employ approximately 125 campus-based education representatives. Since adults tend to start our programs throughout the year instead of in the fall as is most typical of traditional school calendars, these students help balance our enrollment throughout the year.

Student Admissions and Retention

We currently employ approximately 295 field, military and campus based education representatives who work directly with prospective students to facilitate the enrollment process. At each campus, student admissions are overseen by an admissions department that reviews each application. Different programs have varying admissions standards. For example, applicants for programs offered at our Avondale, Arizona location, which offers an associate of occupational studies (AOS) degree, must be at least 16 years of age and provide proof of: high school graduation, or its equivalent, certification of high school equivalency (G.E.D.); successful completion of a degree program at the post-secondary level; or successful completion of officially recognized home schooling. Students who present a diploma or certificate evidencing completion of home schooling or an online high school program are required to take and pass an entrance exam. Applicants at all other locations must meet the same requirements, or be at least 21 years of age and have the ability to benefit from the training as demonstrated by personal interviews and performance on a basic skills exam. Students who are beyond the age of compulsory attendance and have completed a high school program, but have not passed a state required high school completion exam where required, may also apply to attend through the ability to benefit option, and must meet the same criteria outlined above. Students enrolling at UTI campuses in California are also required by state law to complete and achieve a passing score on an entrance exam prior to being accepted into a program.

To maximize student persistence, we have student services professionals and other resources to assist and advise students regarding academic, financial, personal and employment matters. Our consolidated student completion rate is approximately 70%, which we believe compares favorably with the student completion rates of other providers of comparable educational/training programs.

Enrollment

We enroll students throughout the year. For the twelve months ended September 30, 2008, we had an average enrollment of 14,941 full-time undergraduate students, representing a decrease of approximately 6% as compared to the twelve months ended September 30, 2007. Currently, our student body is geographically diverse, with a majority of our students at most campuses having relocated to attend our programs. For the twelve months ended September 30, 2008, 2007 and 2006 we had average undergraduate enrollments of 14,941, 15,856, and 16,291, respectively.

Graduate Placement

Securing employment opportunities for our graduates is critical to our ability to attract high quality prospective students. Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our placement rate for 2007 and 2006 was 91%. The placement calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2006 to September 30, 2007 and October 1, 2005 to September 30, 2006, respectively. For 2007, UTI had 12,294 total graduates, of which 11,817 were available for employment. Of those graduates available for employment, 10,708 were employed at the time of reporting, for a total of 91%. For 2006, UTI had 11,892 total graduates, of which 11,496 were available for employment. Of those graduates available for employment, 10,470 were employed at the time of reporting, for a total of 91%. In an effort to maintain our high placement rates, we offer an on-going program of employment search assistance to our students. Our schools develop job opportunities and referrals, instruct active students on employment search and interviewing skills, provide access to reference materials and assistance with the composition of resumes. We also seek out employers who may participate in our Tuition Reimbursement Incentive Program (TRIP), whereby employers assist our graduates with their tuition obligation by paying back a portion or all of their student loans. We believe that our employment services program provides our students with a more compelling value proposition and enhances the employment opportunities for our graduates.

Faculty and Employees

Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. Our existing instructors have an average of five years of industry experience and our average undergraduate student-to-teacher ratio is approximately 22-to-1.

Each school’s support team typically includes a campus president, an education director, an admissions director, a financial aid director, a student services director, an employment services director, a campus controller and a facilities director. As of September 30, 2008, we had approximately 2,135 full-time employees, including approximately 535 student support employees and approximately 845 full-time instructors.

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

Regulatory Environment

Our institutions and students participate in a variety of government-sponsored financial aid programs to assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED). In 2008, we derived approximately 72% of our net revenues from Title IV Programs.

To participate in Title IV Programs, an institution must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED, and be certified as an eligible institution by ED. For these reasons, our institutions are subject to extensive regulatory requirements imposed by all of these entities.

State Authorization

Each of our institutions must be authorized by the applicable education agency of the state in which the institution is located to operate and to grant degrees, diplomas or certificates to its students. Our institutions are subject to extensive, ongoing regulation by each of these states. State authorization is also required for an institution to become and remain eligible to participate in Title IV Programs. In addition, our institutions are required to be authorized by the applicable state education agencies of certain other states in which our institutions recruit students. Currently, each of our institutions is authorized by the applicable state education agency or agencies.

The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are consistent with those prescribed by ED and some states require institutions to post a surety bond. Currently, we have posted surety bonds on behalf of our institutions and education representatives with multiple states of approximately $14.6 million. We believe that each of our institutions is in substantial compliance with state education agency requirements. If any one of our institutions lost its authorization from the education agency of the state in which the institution is located, that institution would be unable to offer its programs and we could be forced to close that institution. If one of our institutions lost its authorization from a state other than the state in which the institution is located, that institution would not be able to recruit students in that state.

Due to state budget constraints in some of the states in which we operate, it is possible that those states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our institutions. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs, a change of control or the hiring or placement of new education representatives, could prevent us from making, or delay our ability to make, such changes.

In July 2007, the California Bureau for Private Postsecondary and Vocational Education (BPPVE), the state authorizing agency for our two campuses located in California, ceased operations following the expiration of the agency’s governing state statute. The regulatory standards governing institutional operations in California also subsequently expired. We signed a voluntary agreement with the California Department of Consumer Affairs whereby our California campuses agreed to continue to operate in accordance with the provisions of the expired BPPVE. By signing the voluntary agreement, the licenses and approvals of our California campuses that were valid as of June 30, 2007 remain in effect. As of January 2008, institutions that have signed the voluntary agreement with the Department of Consumer Affairs and are operating as though the statutes are still in effect may implement substantive changes that would otherwise comply with the statutes provided such changes receive approval from the institutions’ accrediting agency prior to implementation. In September 2008, the California governor vetoed a bill that would have created a new state authorizing agency and new regulatory standards for most post secondary institutions in the state. We anticipate the California legislature will revisit the creation of a new agency in 2009.

Accreditation

Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative review by an organization of peer institutions. Accrediting commissions primarily examine the academic quality of the institution’s instructional programs, and a grant of accreditation is generally viewed as confirmation that the institution’s programs meet generally accepted academic standards. Accrediting commissions also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources necessary to perform its educational mission.

Accreditation by an accrediting commission recognized by ED is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges of Technology, or ACCSCT, an accrediting commission recognized by ED. Our Avondale, Arizona; Glendale Heights, Illinois; Houston, Texas; Rancho Cucamonga, California; and Orlando, Florida campuses are on the same accreditation cycle, having achieved a five-year grant of accreditation in February 2004. NASCAR Technical Institute (NTI) received a five-year grant of accreditation in December 2003 and is awaiting finalization of its renewal of accreditation. Our Phoenix, Arizona Motorcycle Mechanics Institute (MMI) campus received a five-year grant of accreditation in May 2004. Our Exton, Pennsylvania campus received a five-year grant of accreditation in October 2006. Our Norwood, Massachusetts campus received a five-year grant of accreditation effective July 2007 in November 2007. Our Sacramento, California campus received a five-year grant of accreditation effective December 2007 in June 2008. We believe that each of our institutions is in substantial compliance with ACCSCT accreditation standards. If any one of our institutions lost its accreditation, students attending that institution would no longer be eligible to receive Title IV Program funding, and we could be forced to close that institution. An accrediting commission may place an institution on “reporting status” to monitor one or more specified areas of performance in relation to the accreditation standards. An institution placed on reporting status is required to report periodically to the accrediting commission on that institution’s performance in the area or areas specified by the commission.

As of September 30, 2008, two programs in the motorcycle division, with one student and 162 students, respectively, at our Orlando, Florida MMI campus were placed on outcomes reporting with the intention of monitoring these programs that experienced a graduation or completion rate below the required minimum. We modified and reduced the length of the programs and are working to improve the graduation or completion rates for these programs.

Nature of Federal and State Support for Post-Secondary Education

The federal government provides a substantial part of its support for post-secondary education through Title IV Programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by ED. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and make timely progress toward completion of their program of study. In addition, each institution must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.

Students at our institutions receive grants and loans to fund their education under the following Title IV Programs: (1) the Federal Family Education Loan, or FFEL, program; (2) the Federal Pell Grant, or Pell, program; (3) the Federal Supplemental Educational Opportunity Grant, or FSEOG, program; and (4) the Federal Perkins Loan, or Perkins, program.

FFEL.  Under the FFEL program, banks and other lending institutions make loans to students or their parents. If a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by ED. Students with financial need qualify for interest subsidies while in school and during grace periods. In 2008, we derived approximately 55% of our net revenues from the FFEL program.

Pell.  Under the Pell program, ED makes grants to students who demonstrate financial need. In 2008, we derived approximately 8% of our net revenues from the Pell program.

FSEOG.  FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. We are required to provide funding for 25% of all awards made under this program. In 2008, we derived approximately 1% of our net revenues from the FSEOG program.

Perkins.  Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the institution’s revolving account to make loans to additional students, but the institution does not have any obligation to guarantee the loans or repay the defaulted amounts. For the federal award year that extends from July 1, 2008 through June 30, 2009, ED will not disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations; however, institutions may continue to make new Perkins loans to students out of their existing revolving accounts. In 2008, we derived less than 1% of our net revenues from the Perkins program.

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

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as eligible by ED. ED will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act of 1965, as amended, and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. All of our institutions are certified to participate in Title IV Programs.

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

Main campus: Universal Technical Institute, Avondale, Arizona

Additional locations: Universal Technical Institute, Glendale Heights, Illinois

                            Universal Technical Institute, Rancho Cucamonga, California

                            NASCAR Technical Institute, Mooresville, North Carolina

                            Universal Technical Institute, Norwood, Massachusetts

•	Universal Technical Institute of Phoenix

Main campus:	Universal Technical Institute DBA Motorcycle Mechanics Institute, Motorcycle & Marine Mechanics Institute, Phoenix, Arizona

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

Main campus: Universal Technical Institute, Houston, Texas

Additional location: Universal Technical Institute, Exton, Pennsylvania

In July 2006, ED began its recertification process for our institutions. Upon completion of its review, ED fully certified all of our institutions. ED certified our Houston, Texas institution and its additional locations to participate in Title IV Programs through March 2012. ED certified our Avondale and Phoenix, Arizona institutions and their additional locations to participate in Title IV Programs through September 2010.

The substantial amount of federal funds disbursed through Title IV Programs, the large number of students and institutions participating in those programs and instances of fraud and abuse by some institutions and students in the past have caused Congress to require ED to exercise significant regulatory oversight over institutions participating in Title IV Programs. Accrediting commissions and state education agencies also have responsibility for overseeing compliance of institutions with Title IV Program requirements. As a result, each of our institutions is subject to detailed oversight and review, and must comply with a complex framework of laws and regulations. Because ED periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how the Title IV Program requirements will be applied in all circumstances.

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.  Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the Higher Education Act (HEA) approximately every five to six years. The HEA was reauthorized, amended and signed into law on August 14, 2008 (the 2008 Act). The 2008 Act continued the availability of Title IV funds, authorized additional aid and benefits for students, required new federal reporting items and disclosures and codified compliance requirements related to student loans. In addition, the 2008 Act implemented numerous changes that impact how our institutions comply with the requirement that they receive no less than a certain percentage of their revenue from sources other than the Title IV programs and with the cohort default rate requirement.

Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Since a significant percentage of our net revenues is derived from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding, or reduces the ability of our institutions or students to participate in Title IV Programs, could reduce our student enrollment and net revenues. Congressional action may also increase our administrative costs and require us to modify our practices in order for our institutions to comply with Title IV Program requirements.

In September 2007, the College Access and Affordability Act was signed into law. This law increased Pell Grants, gradually reduced the interest rate on federal Stafford loans by half over five years, and provided broader access to the grant and loan programs. The funds used to support these changes, however, come exclusively from the reduction of federal subsidies for the student loan providers involved in the Federal Family Education Loan Programs and the related costs may be passed to students through increased fees and reduced borrower benefits. During the past twelve months, student loan providers have exited the FFEL Programs due to decreased loan profitability, however our students have not experienced difficulty in obtaining their loans under the FFEL Program and we believe our lender relationships remain strong.

The “90/10 Rule.”  A proprietary institution endangers its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for any fiscal year, as defined in statutes and regulations and as calculated on a cash basis of accounting. The 2008 Act changed a number of elements related to the 90/10 Rule, including the implications for failing to comply with the requirements, mandating certain disclosure requirements, revising the calculations of the percentage of Title IV Program funds an institution received, and providing temporary relief from the impact of the increased student eligibility for Title IV Program funds.

The 2008 Act revised the 90/10 Rule so that an institution must exceed the 90% threshold for two consecutive institutional fiscal years to be subject to loss of Title IV eligibility. Further, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. The 2008 Act also changed the law to provide that an institution that does exceed the 90% threshold for two consecutive years will lose Title IV eligibility for at least the next two years and if the institution exceeds the 90% threshold for two consecutive years, eligibility will terminate “on the date the institution is determined ineligible” by ED instead of the automatic loss of eligibility at the end of the fiscal year during which the institution exceeded the 90% threshold.

The 2008 Act also created certain changes to the 90/10 calculation methodology, including the treatment of certain portions of Stafford loans, institutional loans, and revenue received from non-Title IV programs. The annual unsubsidized Stafford loans available for undergraduate students under the FFEL program increased by $2,000 on July 1, 2008, which, coupled with recent increases in the amount available to students via Pell Grants and other Title IV Programs, may result in some of our institutions receiving an increased amount of revenue from Title IV Programs. The 2008 Act provides relief from these recent increases in the availability and amount of federal aid. For the period from July 1, 2008 until June 30, 2011, an institution will be able to count as non-Title IV revenue that portion of any unsubsidized Stafford loan received by a student that exceeds the maximum loan amount that would have been available to such student under the law that was in effect prior to July 1, 2008.

We have calculated the percentage of revenue derived from Title IV Programs for each of our institutions for 2008, 2007 and 2006, using the formula as defined prior to the amendments included in the 2008 Act, and determined that none of our institutions derived more than 90% of its revenue from Title IV Programs for any year. For 2008, our institutions’ 90/10 Rule percentages ranged from 70% to 74%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year.

Student Loan Defaults. FFEL.  An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution’s current and former students default on their federal student loans exceed specified percentages. ED calculates these rates based on the number of students who have defaulted on their Federal Stafford loans, not the dollar amount of such defaults. ED calculates an institution’s cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution whose FFEL cohort default rate is 25% or greater for three consecutive federal fiscal years ending September 30 loses eligibility to participate in the FFEL and Pell programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose FFEL cohort default rate for any single federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated by ED. The 2008 Act expands the time frame to two federal fiscal years during which a student default could adversely impact an institution’s cohort default rate. Additionally, beginning in 2012 for the 2009 federal fiscal year, the cohort default rate threshold will increase to 30%.

None of our institutions have had an FFEL cohort default rate of 25% or greater for any of the federal fiscal years 2006, 2005 and 2004, the three most recent years for which ED has published such rates. The following table sets forth the FFEL cohort default rates for our institutions for those years.

	FFEL Cohort Default Rate
Institution	2006	2005	2004

Universal Technical Institute of Arizona	6.5%	4.7%	6.7%
Universal Technical Institute of Phoenix	7.7%	7.0%	10.2%
Universal Technical Institute of Texas	8.0%	5.4%	11.9%

An institution whose cohort default rate under the FFEL program is less than 10% for three consecutive years is not subject to a 30 day delay in receiving the first disbursement on FFEL loans. One of our institutions, which includes five campuses, is not subject to a 30 day delay in receiving the first disbursement. An institution whose cohort default rate under the FFEL program is 25% or greater, but less than 40%, for any one of the three most recent federal fiscal years may be placed on provisional certification status by ED for up to three years. None of our institutions are on provisional status with ED.

Perkins.  An institution with a cohort default rate under the Perkins program that is greater than 15% for any federal award year, the twelve month period from July 1 through June 30, may be placed on provisional certification. An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. All of our institutions have Perkins cohort default rates less than 10% for students who were scheduled to begin repayment in the federal award year ended June 30, 2007, the most recent federal award year reported by our institutions. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years for this reason. For the federal award year ending June 30, 2009, as with the two preceding federal award years, ED will not disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations. In our 2008 fiscal year, we derived less than 1% of our net revenues from the Perkins program.

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

ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. If ED determines that an institution does not satisfy its’ financial responsibility standards, depending on the resulting composite score and other factors, that institution may establish its financial responsibility on an alternative basis by:

•	posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during its most recently completed fiscal year;

•	posting a letter of credit in an amount equal to at least 10% of such prior year’s Title IV Program funds, accepting provisional certification, complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement; or

•	complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement.

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

Return of Title IV Funds.  An institution participating in Title IV Programs must calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw from their educational programs before completing them. The institution must return those unearned funds to ED or the appropriate lending institution in a timely manner, which is generally within 45 days from the date the institution determines that the student has withdrawn.

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution’s previous fiscal year. Our 2008 and 2007 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.

Institution Acquisitions.  When a company acquires an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by ED. Upon such a change of control, an institution’s eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible institution under its new ownership which requires that the institution also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The time required for ED to act on such an application may vary substantially. ED’s recertification of an institution following a change of control may be on a provisional basis. Our expansion plans are based, in part, on our ability to acquire additional institutions and have them certified by ED to participate in Title IV Programs. Our expansion plans take into account the approval requirements of ED and the relevant state education agencies and accrediting commissions.

Change of Control.  In addition to institution acquisitions, other types of transactions can also cause a change of control. ED, most state education agencies and our accrediting commission all have standards pertaining to the change of control of institutions, but these standards are not uniform. ED’s regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. With respect to a publicly-traded corporation, ED regulations provide that a change of control occurs in one of two ways: (a) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control or (b) if the corporation has a “Controlling Stockholder”, as defined in the ED regulations, that owns or controls through agreement at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. These change of control standards are subject to interpretation by ED. Most of the states and our accrediting commission include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected institution to have its state authorization and accreditation reaffirmed by that agency. The requirements to obtain such reaffirmation from the states and our accrediting commission vary widely.

A change of control could occur as a result of future transactions in which our company or institutions are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. If a future transaction results in a change of control of our company or our institutions, we believe that we will be able to obtain all necessary approvals from ED, our accrediting commission and the applicable state education agencies. However, we cannot ensure that all such approvals can be obtained at all or in a timely manner that will not delay or reduce the availability of Title IV Program funds for our students and institutions.

Opening Additional Institutions and Adding Educational Programs.  For-profit educational institutions must be authorized by their state education agencies, accredited by an agency recognized by ED, and be fully operational for two years before applying to ED to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV

Programs at that location without regard to the two-year requirement, if such additional location satisfies all other applicable ED eligibility requirements. Our expansion plans are based, in part, on our ability to open new institutions as additional locations of our existing institutions and take into account ED’s approval requirements. Currently, all of our institutions are eligible to offer Title IV Program funding. We do not anticipate opening any new campuses in 2009.

Offering New Educational Programs.  A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, an institution that is eligible to participate in Title IV Programs may add a new educational program without ED approval if that new program is licensed by the applicable state agency, accredited by an agency recognized by ED and (a) leads to an associate level or higher degree and the institution already offers programs at that level, or (b) if that program meets minimum length requirements and prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution. If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing institutions. We do not believe that current ED regulations will create significant obstacles to our plans to add new programs.

Some of the state education agencies and our accrediting commission also have requirements that may affect our institutions’ ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program. We do not believe that these standards will create significant obstacles to our expansion plans.

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

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.  An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. ED regulations establish criteria for complying with this standard. Although ED has announced that it will no longer review and approve individual institutions’ compensation plans, we believe that our current compensation plans are in compliance with the Higher Education Act and ED’s regulations although we cannot assure you that ED will not find deficiencies in our compensation plans.

Eligibility and Certification Procedures.  Each institution must apply to ED for continued certification to participate in Title IV Programs at least every six years, or when it undergoes a change of control. Further, an institution may come under ED review when it expands its activities in certain ways such as opening an additional location or raising the highest academic credential it offers. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the ED eligibility and certification standards. ED may withdraw an institution’s provisional certification without advance notice if ED determines that the institution is not fulfilling all material requirements. In addition, ED may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another institution or make any other significant change. Provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

All of our existing institutions were granted Title IV recertification in 2006. Our Arizona and Phoenix institutions and their additional locations are fully certified with Program Participation Agreements (PPAs) expiring on September 30, 2010. Our Texas institution and its additional location are fully certified with a PPA expiring March 31, 2012.

Compliance with Regulatory Standards and Effect of Regulatory Violations.  Our institutions are subject to audits and program compliance reviews by various external agencies, including ED, ED’s Office of Inspector General, state education agencies, student loan guaranty agencies, the U.S. Department of Veterans Affairs and our accrediting commission. Each of our institutions’ administration of Title IV Program funds must also be audited annually by an independent accounting firm and the resulting audit report submitted to ED for review. If ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or ED’s regulations, that institution could be required to repay such funds and could be assessed an administrative fine. ED could also transfer the institution from the advance method of receiving Title IV Program funds to the cash monitoring or reimbursement system of receiving Title IV Program funds, which could negatively impact cash flow at an institution. Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by ED to limit, suspend or terminate the participation of the affected institution in Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no ED proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions’ participation in Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. Violations of Title IV Program requirements could also subject us or our institutions to other civil and criminal penalties.

We and our institutions are also subject to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties such as present or former students or employees and other members of the public. If we are unable to successfully resolve or defend against any such complaint or lawsuit, we may be required to pay money damages or be subject to fines, limitations, loss of federal funding, injunctions or other penalties. Moreover, even if we successfully resolve or defend against any such complaint or lawsuit, we may have to devote significant financial and management resources in order to reach such a result.

Predominant Use of One Lender and One Guaranty Agency.  Our students have traditionally received their FFEL student loans from a limited number of lending institutions. For example, in our 2008 fiscal year, one lending institution, Sallie Mae, provided approximately 90% of the FFEL loans that our students received. In addition, in our 2008 fiscal year, one student loan guaranty agency, United Student Aid Funds (USAF), guaranteed approximately 90% of the FFEL loans that our students received. Sallie Mae and USAF are among the largest student loan lending institutions and guaranty agencies in the United States in terms of loan volume.

We currently have a list of four federal student loan providers and a separate list of three private unaffiliated alternative loan providers to assist new borrowers in selecting a lender. These lenders were selected for their quality customer service, national presence, borrower benefits, streamlined processing and consistent willingness to lend to our students. Although our lender lists are designed to provide a starting point for lender selection, at the student’s direction, we will process applications from any qualified lender or guarantee agency that a student selects. In addition, we continue to refine our student loan application process and update our related website. The 2008 Act requires us to conduct a formal request for information annually as it relates to the use of lender lists.

ITEM 1A.	RISK FACTORS

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:

This 2008 Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

In 2008, we derived approximately 72% of our net revenues, on a cash basis, from federal student financial aid programs, referred to in this report as Title IV Programs, administered by ED. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our undergraduate schools are subject to extensive regulation by the state education agencies, our accrediting commission and ED. These regulatory requirements cover the vast majority of our operations, including our undergraduate educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new, or expand our existing undergraduate educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an institution defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state education agencies, our accrediting commission and ED periodically revise their requirements and modify their interpretations of existing requirements.

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

In January 2008, we received notification that Sallie Mae would be terminating its discount loan program with us, and more broadly within all of the postsecondary education market. In 2007 and 2008, our students obtained approximately $5.1 million and $5.6 million, respectively, of student loans under the Sallie Mae discount loan program with us. In October 2008, we received notification that Sallie Mae is tightening the underwriting criteria on all private student loan products and could result in lower approval rates on loans for our students. While we are taking steps to address the private loan needs of our students, the inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In 2008, one lender, Sallie Mae, provided approximately 90% of all FFEL loans that our students received and one student loan guaranty agency, USAF, guaranteed approximately 90% of the FFEL loans made to our students. Sallie Mae and USAF are among the largest student loan lending institutions and guaranty agencies in the United States in terms of loan volume. If loans made by Sallie Mae or guaranteed by USAF were significantly reduced or no longer available and we were not able to timely identify other lenders and guarantors to make and guarantee Title IV Program loans for our students, there could be a delay in our students’ receipt of their loan funds or in our tuition collection, which would reduce our student population.

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

Prior to the 2008 Act, under the 90/10 Rule, a for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue, as defined by ED, from those programs in any fiscal year. The 2008 Act revised the 90/10 Rule so that an institution must exceed the 90% threshold for two consecutive institutional fiscal years to be subject to loss of Title IV eligibility. Further, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. In our 2008 and 2007 fiscal years, under the regulatory formula prescribed by ED, none of our institutions derived more than 74% of its revenues from Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss would adversely affect our students’ access to various government-sponsored student financial aid programs, which could reduce our student population.

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

Due to state budget constraints in some of the states in which we operate, it is possible that some states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs, a change of control or the hiring or placement of new education representatives, could prevent us from making such changes or could delay our ability to make such changes. In July 2007, the California Bureau for Private Postsecondary and Vocational Education (BPPVE), the state agency authorizing our schools in California, ceased operations. We have signed a voluntary agreement with the California Department of Consumer affairs whereby our California campuses continued to operate in accordance with the expired BPPVE statute. This initial agreement expired February 2008 and we were not required to sign a new agreement but voluntarily continue to operate under the original agreement.

In January 2008, our accreditor, ACCSCT, reached an understanding with the U.S. Department of Education that in the absence of a state approving agency that would authorize new programs and other substantive changes for our California schools, ACCSCT would continue to accredit new applications and the Department of Education would recognize them within the scope of approved programs for our schools for Title IV funding purposes.

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

If we acquire a school that participates in Title IV Program funding, we must obtain approval from ED and applicable state education agencies and accrediting commissions in order for the school to be able to continue operating and participating in Title IV Programs. While we would attempt to ensure we will be able to receive such approval prior to acquiring a school, approval may be withheld or postponed due to matters outside of our control. An acquisition can result in the temporary suspension of the acquired school’s participation in Title IV Programs unless we submit a timely and materially complete application for recertification to ED and ED grants a temporary certification. If we were unable to timely re-establish the state authorization, accreditation or ED certification of the acquired school, our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school could be impaired.

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

We experienced a period of significant growth, opened new campuses and expanded seating capacity from 1998 through 2006. During 2007 and 2008, our number of average students decreased which, when combined with the additional capacity created since 1998, has led to underutilized seating capacity throughout 2007 and 2008. Our continuing efforts to fill existing seating capacity may strain our management, operations, employees or other resources. We may not be able to maintain our current seating capacity utilization rates, effectively manage our operation or achieve planned capacity utilization on a timely or profitable basis. If we are unable to fill our underutilized seating capacity, we may experience operating inefficiencies that likely will increase our costs more than we had planned resulting in a deterioration of our profitability and operating margins.

We have established a proprietary loan program that could have a material adverse effect on our results of operations.

We have developed a proprietary loan program that enables students who have exhausted all available government-sponsored or other aid and are unable to obtain private loans from other financial institutions to borrow a portion of their tuition if they meet certain criteria.

Historically, we had two loan programs with Sallie Mae for students with low credit scores who otherwise would not qualify for traditional loans. These loan programs required that we pay a discount fee as a reserve against future defaults on these loans. We have historically referred to these type of loans as “discount loans,” since we incurred a portion of the default risk related to these students’ loans by taking a discount on the disbursement.

Effective in the second quarter of fiscal 2008 we were informed by Sallie Mae that they would no longer provide discount loans to our students. In the face of this change in policy, we established a proprietary loan program with a national chartered bank. Under the terms of the related agreements, the bank originates loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank on a monthly basis and assume all the related credit and collection risk. Since we initiated the program in the third quarter of fiscal 2008, we have acquired all of the loans that have been originated. At September 30, 2008, we had committed to provide loans to our students for approximately $3.8 million and of that amount, there was $1.7 million in loans outstanding. Additionally, under the terms of the agreement, we placed $2.0 million, an amount that exceeds the FDIC insurance limits, on deposit with the national chartered bank.

Factors that may impact our ability to collect these loans include general economic conditions; compliance with laws applicable to the origination; servicing and collection of loans; the quality of our loan servicers’ performance; a decline in graduate employment opportunities; and the priority that the borrowers under this loan program, particularly students who did not complete or were dissatisfied with their programs of study, attach to repaying these loans as compared to other obligations.

A number of factors also may contribute to fewer students participating in this new proprietary loan program than we currently expect. Students may believe that loans under this program are unattractive, or we may find that fewer students qualify for the program than we anticipate. If that occurs, our student populations may decrease.

Federal, state and local laws and public policy and general principles of equity relating to the protection of consumers apply to the origination, servicing and collection of the loans that we would purchase under this new proprietary loan program. Any violation of the various federal, state and local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans that we purchase or may limit our ability to collect all or part of the principal or interest on the loans that we purchase. This may be the case even if we are not directly responsible for the violations by such parties. Federal or state financial regulators also might delay or suspend the new student loan program for a variety of reasons. Additionally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the new student loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all.

We rely on two third parties to originate, process and service loans under our proprietary loan program. If these companies fail or discontinue providing such services, our business could be harmed.

A small federally chartered national bank with a small market capitalization originates loans under our proprietary loan program. If the bank no longer provides service under the contract, we do not have an alternative bank to fulfill the demand. There are a limited number of national banks that are willing to participate in a program such as our proprietary loan program. The time it could take us to replace the bank could result in an interruption in the loan origination process which could result in a decrease in our student populations. Also, a single company processes loan applications and services the loans under our proprietary loan program. There is a 90-day termination clause in the contract under which they provide these services. If this company were to terminate the contract, we could experience an interruption in loan application processing or loan servicing, which could result in a decrease in our student populations.

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

Increasing fuel prices and living expenses could continue to affect our ability to attract and retain students.

Our ability to increase student enrollments is sensitive to changes in economic conditions and other factors such as higher fuel prices and living expenses. Affordability concerns associated with increased gas and housing prices have made it more challenging and expensive for us to attract and retain students. During 2008, our number of average students has declined causing us to invest heavily in sales and marketing efforts and seek out additional funding sources for our students. If these efforts are unsuccessful, our ability to attract and retain students could be adversely affected which could result in a further decline in student populations.

Failure on our part to maintain and expand existing industry relationships and develop new industry relationships with our industry customers could impair our ability to attract and retain students.

We have an extensive set of industry relationships that we believe affords us a significant competitive strength and supports our market leadership. These types of relationships enable us to support undergraduate enrollment by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the OEMs. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our existing industry relationships, including those with American Suzuki Motor Corp., Mercury Marine and Yamaha Motor Corp., USA, are not memorialized in writing and are based on verbal understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be were they in writing. Additionally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students. As a result, our market share and net revenues could decrease.

Competition could decrease our market share and create tuition pricing concerns.

The post-secondary education market is highly competitive. Some traditional public and private colleges and universities and community colleges, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. Some other for-profit education providers have greater financial and other resources which may, among other things, allow them to secure industry relationships with some or all of the OEMs with which we have relationships or develop other high profile industry relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. In addition, some other for-profit education providers already have a more extended or dense network of schools and campuses than we do, thus enabling them to recruit students more effectively from a wider geographic area.

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

Prospective employers of our graduates demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, collision repair, motorcycle and marine industries. Accordingly, educational programs, at our schools must keep pace with those technological advancements. Additionally, the method used to deliver curriculum has been evolving to include on-line delivery. The expansion of our existing programs and the development of new programs, and changes in the method in which we deliver them, may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as the industries we serve require or as quickly as our competitors. If we are unable to adequately respond to changes in market requirements due to unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired and our placement rates could suffer.

We have entered into a contract with a third party to transform our automotive and diesel programs curriculum into a blended learning experience that reflects current industry training methods and standards. The blended learning model combines several methodologies for communicating training information and incorporates on-site classes, real-time online learning sessions and independent learning and is the standard used by our industry partners to provide continuous technical education. The contract may be terminated by either party with a 30 day notice. If we are not able to effectively and efficiently integrate the transformed curriculum, this could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business may be adversely affected by a general economic slowdown or recession in the U.S. or abroad.

The U.S. economy and the economies of other key industrialized countries are characterized by reduced economic activity, increased unemployment and substantial uncertainty about their financial services markets. The U.S. and other key economies may be in or heading toward recession. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events may reduce the demand for our programs among students, the willingness of employers to sponsor educational opportunities for their employees, and the ability of our students to find employment in the auto, diesel, motorcycle or marine industries, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, these events could adversely effect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults. See Risks Related to Our Industry — Our schools may lose eligibility to participate in Title IV programs if their student loan default rates are too high, which could reduce our student population, above.

Our cash and cash equivalents are sensitive to interest rate changes and a significant decrease in interest rates could adversely impact the performance of our investment.

As of September 30, 2008, we held $61.1 million of excess cash in money market mutual funds that invest in U.S. government securities. Lower interest rates may significantly reduce our investment income in the future.

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

Our financial performance depends in part on our ability to continue to develop awareness and acceptance of our programs among high school graduates and adults seeking advanced training.

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

We have recorded a significant amount of goodwill, which may become impaired and subject to a write-down

Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified.

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year using a discounted cash flow model that incorporates estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model include future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates our weighted average cost of capital. Based upon our annual assessments, we determined that our goodwill was recoverable at September 30, 2008 and 2007, and that impairment charges were not required. Should student populations and related tuition revenues at either of these reporting units decline significantly below anticipated levels in the future, or should our discount rate increase significantly, goodwill impairment charges may be required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Campuses and Other Properties

The following sets forth certain information relating to our campuses and other properties:

			Approximate
	Location	Brand	Square Footage	Leased or Owned

Campuses:	Arizona (Avondale)	UTI	248,600	Leased
	Arizona (Phoenix)	MMI	114,800	Leased
	California (Rancho Cucamonga)	UTI	159,400	Leased
	California (Sacramento)	UTI	245,000	Leased
	Florida (Orlando)	UTI/MMI	223,900	Leased
	Illinois (Glendale Heights)	UTI	158,800	Leased
	Massachusetts (Norwood)	UTI	232,000	Leased
	North Carolina (Mooresville)	NTI	146,000	Leased
	Pennsylvania (Exton)	UTI	172,100	Leased
	Texas (Houston)	UTI	219,400	Leased
Home Office:	Arizona (Phoenix)	Headquarters	65,700	Leased

We completed a sale and leaseback transaction of our Norwood, Massachusetts campus on October 10, 2007. Under the terms of the transaction, we sold our facilities for $33.0 million, received net proceeds of $32.6 million and realized a minimal pretax gain on the transaction during our first quarter which will be amortized over the life of the new lease. Concurrent with the sale, we leased back the facilities for an initial term of 15 years at an annual rent of $2.6 million subject to escalation every 2 years. We have the option to renew the agreement four times for up to 20 years.

			Approximate
	Program	Location	Square Footage	Leased or Owned

Advanced Training Centers:	Audi Academy	Arizona (Avondale)	9,600	Leased
	Audi Academy	Pennsylvania (Exton)	10,500	Leased
	BMW STEP	Arizona (Avondale)	8,700	Leased
	BMW STEP	Texas (Houston)	7,200	Leased
	BMW STEP	California (Rancho Cucamonga)	8,600	Leased
	BMW STEP	Florida (Orlando)	13,500	Leased
	International Tech Education Program	Illinois (Glendale Heights)	11,000	Leased
	International Tech Education Program	Pennsylvania (Exton)	6,000	Leased
	Mercedes-Benz ELITE	California (Rancho Cucamonga)	10,500	Leased
	Mercedes-Benz ELITE	Florida (Orlando)	13,300	Leased
	Mercedes-Benz ELITE & ELITE CRT	Texas (Houston)	27,700	Leased
	Mercedes-Benz ELITE	Illinois (Glendale Heights)	13,700	Leased
	Mercedes-Benz ELITE	Massachusetts (Norwood)	13,000	Leased
	Volkswagen VATRP	Pennsylvania (Exton)	6,200	Leased
	Volkswagen VATRP	California (Rancho Cucamonga)	8,800	Leased
	Volvo SAFE	Arizona (Avondale)	8,300	Leased

All leased properties listed above are leased with remaining terms that range from less than one year to approximately 16 years. Many of the leases are renewable for additional terms at our option.

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

As we previously reported, in October 2007, we received letters from the Department of Education for two of our schools, and in May 2007, we received letters from the Offices of the Attorneys General of the State of Arizona and the State of Illinois. The letters requested information related to our relationships with student loan lenders as well as information regarding our business practices. We have submitted timely responses to these requests. As part of the Arizona inquiry, we assisted in developing a code of conduct regarding lender practices, which we have since adopted. We received notification that the Office of Attorney General of the State of Arizona investigation was resolved in August 2008. In November 2007, we received a request for similar information from the Florida Attorney General’s office. After submitting a timely response, we were notified in March 2008 that the investigation was closed without incident.

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

Name	Age	Position

John C. White	60	Chairman of the Board
Kimberly J. McWaters	44	Chief Executive Officer, President and Director
Eugene S. Putnam, Jr.	48	Executive Vice President and Chief Financial Officer
Sherrell E. Smith	45	Executive Vice President and Chief Operating Officer
Robert K. Adler	45	Senior Vice President of Campus Admissions
Richard P Crain	51	Senior Vice President of Marketing
Joseph R. Cutler	49	Senior Vice President of Field Admissions
Chad A. Freed	35	Senior Vice President, General Counsel and Secretary
Roger L. Speer	50	Senior Vice President of Custom Training Group and Support Services
Larry H. Wolff	49	Senior Vice President, Chief Information Officer

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

Eugene S. Putnam, Jr. has served as UTI’s Executive Vice President and Chief Financial Officer since July 2008. Mr. Putnam had been UTI’s Interim CFO since January 2008. From June 2005 to May 2007, Mr. Putnam served as Executive Vice President and Chief Financial Officer of Aegis Mortgage Corporation which declared bankruptcy in 2007. Prior to that, Mr. Putnam was President of Coastal Securities, L.P. and Executive Vice President and Chief Financial Officer of Sterling Bancshares, Inc. from March 2001 to March 2003. Mr. Putnam also spent 14 years as Director of Investor Relations and in various corporate finance positions with SunTrust Banks, Inc. Mr. Putnam also serves as a director of Community Bankers Trust Corporation. Mr. Putnam received a BS in Economics from the University of California, Los Angeles and an MBA from the University of North Carolina at Chapel Hill.

Sherrell E. Smith has served as UTI’s Executive Vice President and Chief Operating Officer since September 2008. From 1986 to 2008, Mr. Smith held several positions with UTI including Director of Student Services, Campus President and Senior Campus President of the UTI Arizona campus, Senior Campus President of the UTI Rancho Cucamonga campus, Regional Vice President of Operations, Senior Vice President of Operations and Education and Executive Vice President of Operations. Mr. Smith received a BS in Management from Arizona State University.

Robert K. Adler has served as UTI’s Senior Vice President of Campus Admissions since September 2008. From May 2006 to June 2007, Mr. Adler served as the Campus President of the UTI Massachusetts campus, from July to August 2007 he served as the Campus President of the UTI Arizona campus and from September 2007 to August 2008 he served as the Vice President of Campus Admissions. From 2002 to 2004, Mr. Adler served as the Director of Admissions/Operations and from 2004 to April 2006, Mr. Adler served as the Vice President of Massachusetts campuses for the University of Phoenix. Mr. Adler received a BS in Business Administration and an MBA from the University of Phoenix.

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

Larry H. Wolff has served as UTI’s Senior Vice President, Chief Information Officer since June 2005. From June 2003 to June 2005, Mr. Wolff served as a management consultant advising major businesses and startup companies. From 1998 to 2003, Mr. Wolff served as Senior Vice President and Chief Information Officer of Reed Business Information, a division of Reed Elsevier PLC. Mr. Wolff received a BS in Computer Science from Seton Hall University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “UTI”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the NYSE, for the periods indicated.

	Price Range of
	Common Stock
	High	Low

Fiscal Year Ended September 30, 2008:
First Quarter	$22.37	$16.43
Second Quarter	$18.20	$6.71
Third Quarter	$14.47	$10.20
Fourth Quarter	$18.74	$12.03

	Price Range of
	Common Stock
	High	Low

Fiscal Year Ended September 30, 2007:
First Quarter	$22.92	$17.54
Second Quarter	$25.13	$21.90
Third Quarter	$27.12	$22.94
Fourth Quarter	$26.04	$17.60

The closing price of our common stock as reported by the NYSE on November 17, 2008, was $16.53 per share. As of November 17, 2008 there were 61 holders of record of our common stock.

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

Sales of Unregistered Securities; Repurchase of Securities

We did not make any sales of unregistered securities during the three months ended September 30, 2008.

The following table summarizes the purchase of equity securities for the three months ended September 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate
	(a) Total		(c) Total Number of	Dollar Value of
	Number of	(b) Average	Shares Purchased as	Shares That May Yet
	Shares	Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased(1)	per Share	Announced Plans	the Plans Or Programs
				(In thousands)(2)

July 2008	112	$14.68	—	$20,534
August 2008	—	$—	—	$20,534
September 2008	92	$17.16	—	$20,534

Total	204		—	$20,534

(1)	Represents shares of common stock delivered to us as payment of taxes on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

(2)	On November 6, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. This program was announced in a press release filed as an exhibit to the company’s Form 8-K filed on November 27, 2007.

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor should such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference in such filing.

This graph compares total cumulative stockholder return on our common stock during the period from December 17, 2003 (the date on which our common stock first traded on The New York Stock Exchange) through September 30, 2008 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on December 17, 2003, and any dividends were reinvested on the date on which they were paid.

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

Prepared by Zacks Investment Research Inc. Used with permission. All rights reserved.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of each of the five years ended September 30, 2008, 2007, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	($’s in thousands, except per share amounts)

Statement of Operations Data:(1)
Net revenues	$343,460	$353,370	$347,066	$310,800	$255,149
Operating expenses:
Educational services and facilities	186,640	186,245	173,229	145,026	116,730
Selling, general and administrative	146,123	143,375	133,097	109,996	88,297

Total operating expenses	332,763	329,620	306,326	255,022	205,027

Income from operations	10,697	23,750	40,740	55,778	50,122
Interest income (expense), net(2)	3,146	2,620	2,970	1,461	(1,031)
Other income (expense)(3)	178	—	—	—	(1,134)

Income before taxes	14,021	26,370	43,710	57,239	47,957
Income tax expense	5,805	10,806	16,324	21,420	19,137

Net income	8,216	15,564	27,386	35,819	28,820
Preferred stock dividends	—	—	—	—	(776)

Net income available to common shareholders	$8,216	$15,564	$27,386	$35,819	$28,044

Net income per share:
Basic	$0.32	$0.58	$0.99	$1.28	$1.14
Diluted	$0.32	$0.57	$0.97	$1.26	$1.04
Weighted average shares (in thousands):
Basic	25,574	26,775	27,799	27,899	24,659
Diluted	25,807	27,424	28,255	28,536	27,585
Other Data:(1)
Depreciation and amortization	$17,605	$18,751	$14,205	$9,777	$8,812
Number of campuses	10	10	10	9	8
Average undergraduate enrollments	14,941	15,856	16,291	15,390	13,076
Balance Sheet Data:(1)
Cash and cash equivalents(4),(5)	$80,878	$75,594	$41,431	$52,045	$42,602
Current assets(4),(5)	$117,619	$103,134	$70,269	$103,698	$77,128
Working capital (deficit)(4) ,(5)	$31,015	$7,252	$(26,009)	$13,817	$6,612
Total assets(4),(5)	$209,375	$232,822	$212,161	$200,608	$136,316
Total shareholders’ equity(4)	$108,187	$124,505	$102,902	$95,733	$55,025

(1)	In 2005 and 2006, we opened campuses in Norwood, Massachusetts and Sacramento, California, respectively, which contributed to the fluctuation in our results of operations and financial position.

(2)	In 2004, our net interest expense was primarily due to outstanding debt that was repaid in that fiscal year using proceeds received from our initial public offering in December 2003. In 2005, we reported interest income, net which was a result of the repayment of our term debt in the prior year and the investment of our excess cash in marketable securities.

(3)	In 2004, our other expense was primarily due to the write-off of unamortized deferred financing fees related to the early retirement of the term loans under our senior credit facilities with proceeds received from our initial public offering in December 2003 and termination of our credit facility at September 30, 2004. In fiscal 2008, our other expense is primarily due to sublease rental income related to subleasing a portion of our underutilized space at our home office.

(4)	During 2008 and 2006, we used cash and cash equivalents to repurchase approximately $29.5 million and $30.0 million, respectively, of our common shares which decreased cash and cash equivalents, current assets and increased our working capital (deficit).

(5)	In July 2007, we sold our facilities and assigned our rights and obligations under our ground lease at our Sacramento, California campus for $40.8 million and received net proceeds of $40.1 million. In October 2007, we sold our facilities and land at our Norwood, Massachusetts campus for $33.0 million and received net proceeds of $32.6 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Overview

We are the leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment. We offer undergraduate degree, diploma or certificate programs at 10 campuses across the United States. We also offer manufacturer specific advanced training programs that are sponsored by the manufacturer or dealer, at 19 dedicated training centers. We have provided technical education for over 40 years.

Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented as net revenues after reductions related to discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program. We generally recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our tuition revenues with additional revenues from sales of textbooks and program supplies, student housing and other revenues, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented less than 4% of our total net revenues in each year for the three-year period ended September 30, 2008. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

Average student enrollments vary depending on, among other factors, the number of (i) continuing students at the beginning of a period, (ii) new student enrollments during the period, (iii) students who have previously withdrawn but decide to re-enroll during the period, and (iv) graduations and withdrawals during the period. Our average student enrollments are influenced by the attractiveness of our program offerings to high school graduates and potential adult students, the effectiveness of our marketing efforts, the depth of our industry relationships, the strength of employment markets and long term career prospects, the quality of our instructors and student services professionals, the persistence of our students, the length of our education programs, the availability of federal and alternative funding for our programs, the number of graduates of our programs who elect to attend the advanced training programs we offer and general economic conditions. Our introduction of additional program offerings at existing schools is expected to influence our average student enrollment. We currently offer start dates at our campuses that range from every three to six weeks throughout the year in our various undergraduate programs. The number of start dates of advanced programs varies by the duration of those programs and the needs of the manufacturers who sponsor them.

Our tuition charges vary by type and length of our programs and the program level, such as undergraduate or advanced training. Tuition rates have increased by approximately 3% to 5% per annum in each year in the three-year period ended September 30, 2008. Tuition increases are generally consistent across our schools and programs; however, changes in operating costs may impact price increases at individual locations. We believe that in future years we can continue to increase tuition as student demand for our programs remains strong, tuition at other post-secondary institutions continues to rise and student funding options continue to be available, although future increases may be less than past increases.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. In 2008, approximately 72% of our net revenues, as defined by the Department of Education, were derived from federal student financial aid programs.

We extend credit for tuition and fees, for a limited period of time, to the majority of our students that are in attendance at our campuses. Our credit risk is mitigated through the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. In addition we share the risk associated with less qualified borrowers with several lenders. Under the agreements, we subsidize 5% to 70% of the student loan amount, based upon the specific criteria in each agreement and the risk associated with the student borrower. The full loan balance is applied to the individual student’s tuition requirements. Additionally we bear all credit and collection risk for the portion of the student tuition balances that are funded under our proprietary loan program discussed below.

We categorize our operating expenses as (i) educational services and facilities and (ii) selling, general and administrative.

Major components of educational services and facilities expenses include faculty and other campus administration employees compensation and benefits, facility rent, maintenance, utilities, depreciation and amortization of property and equipment used in the provision of educational services, tools, training aids, royalties under our licensing arrangements and other costs directly associated with teaching our programs and providing educational services to our students.

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

2008 Overview

Operations

Our net revenues for the year ended September 30, 2008 were $343.5 million, a decrease of 2.8% from the prior year, and our net income for the year was $8.2 million, a decrease of 47.2%. The decrease in net revenues primarily related to a decline in average undergraduate student enrollment and an increase in need-based tuition scholarships, higher military and veteran discounts and an increase in revenue that we will recognize when we have collected cash under the alternative and proprietary loan programs. These decreases were partially offset by higher tuition prices and two additional revenue earning days during the year ended September 30, 2008. Net income was impacted by decreased net revenues and higher occupancy costs, contract services, bad debt expense and marketing research and development costs. The higher costs were partially offset by lower compensation and related benefits, employee meetings expense, advertising expense and depreciation expense.

Average undergraduate full-time student enrollment decreased 5.8% to 14,941 for the year ended September 30, 2008, as compared to 15,856 for the year ended September 30, 2007. Student starts declined by 2.1% for the year ended September 30, 2008, as compared to a decline of 3.6% for the year ended September 30, 2007. Recruitment efforts and student starts lagged the prior year due to a variety of factors. A portion of the decline in students is attributed to internal execution challenges with lead generation and sales processes experienced in prior periods. We continue to focus on improving customer service levels, simplifying the application process and identifying funding alternatives for our students. Our ability to attract prospective students to fill existing capacity continues to be impacted by external factors primarily related to rising tuition, access to affordable funding, and relocation costs. In response to both the external environment and internal operational issues, we have implemented a plan that focuses on stabilizing and improving key operating efforts. We are uncertain when we will realize the benefits of these efforts.

We launched a new national advertising campaign in January 2008. We believe the new campaign is providing a higher quality lead for our campus-based representatives resulting in an increase in the number of contracts written with future students during the period of January through September 2008. The efficiencies of the new national advertising campaign have resulted in a decrease in spending for local and other less efficient media while increasing lead productivity. Although we are seeing positive trends from the national advertising campaign and our campus-based representatives, increases in student populations and tuition revenue lag any such early trends.

Student Lending Environment

The regulatory environment related to Title IV funding and lender practices continues to evolve. As a result of the changing environment and the affordability concerns of our students, in July 2007 we identified additional lenders, funding sources and programs to provide more options for our students. During 2007, Sallie Mae discontinued its opportunity fund program, and effective in February 2008 it terminated its discount loan programs. The opportunity fund and the discount loan program were alternative loan options for our students who did not qualify for traditional loans. Through September 30, 2008, Sallie Mae certified approximately $5.6 million of loans under the discount loan programs; we had anticipated using $4.5 million to $5.5 million of the program during fiscal 2008. During fiscal 2007, approximately $5.1 million of loans, or 1.4% of revenue, were funded through this program. As a result of changing the alternative funding sources available to our students, we are increasing the discount we pay to subsidize alternative loan programs, increasing our need-based scholarship programs and identifying additional alternative loans for our students. The subsidies will be recognized as a reduction to tuition revenue ratably over the students’ program.

In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a proprietary loan program with a national chartered bank in June 2008. Under terms of the related agreements, the bank originates loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank on a monthly basis and assume all of the related credit risk. The loans bear interest at market rates; however, the principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.

The bank has agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreements, we placed a $2.0 million deposit with the bank in July 2008 in order to secure our related loan purchase obligation. This balance is classified as restricted cash in our consolidated balance sheet.

In substance, we are providing the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectibility is not reasonably assured. Accordingly, we will recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts have been collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred. Since loan collectibility is not reasonably assured, the loans and related deferred tuition revenue have not been recognized in our consolidated balance sheet.

Our Board of Directors has authorized the extension of up to $10 million of credit under the proprietary loan program. The program commenced at the end of June 2008. As of September 30, 2008, we have committed to provide loans to our students for approximately $3.8 million and of that amount, there was approximately $1.7 million in loans outstanding.

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

On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. The 10b5-1 plan under which we were repurchasing our stock expired pursuant to its terms in February 2008 and we have not entered into another plan. At September 30, 2008, we had purchased 1,886,300 shares at a total cost of approximately $29.5 million under the current program.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of net revenues for each of the periods indicated.

	Year Ended September 30,
	2008	2007	2006

Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	54.4%	52.7%	49.9%
Selling, general and administrative	42.5%	40.6%	38.4%

Total operating expenses	96.9%	93.3%	88.3%

Income from operations	3.1%	6.7%	11.7%

Interest income	0.9%	0.8%	0.9%
Other income (expense)	0.1%	0.0%	0.0%

Total other income	1.0%	0.8%	0.9%

Income before income taxes	4.1%	7.5%	12.6%
Income tax expense	1.7%	3.1%	4.7%

Net income	2.4%	4.4%	7.9%

Capacity utilization is the ratio of our average undergraduate full-time student enrollment to total seats available. The following table sets forth our average capacity utilization during each of the periods indicated and the total seats available at the end of each of the periods indicated:

	Year Ended September 30,
	2008	2007	2006

Average undergraduate full-time student enrollment	14,941	15,856	16,291
Total seats available	24,970	25,480	25,110
Average capacity utilization	59.8%	62.2%	64.9%

During 2009, we plan to continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating additional space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.

During the years ended September 30, 2008, 2007 and 2006, we started 15,119 students, 15,440 students and 16,008 students, respectively.

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

Net revenues.  Our net revenues for the year ended September 30, 2008 were $343.5 million, representing a decrease of $9.9 million, or 2.8%, as compared to net revenues of $353.4 million for the year ended September 30, 2007. This decrease was due to a 5.8% decrease in the average undergraduate full-time student enrollment and an increase of approximately $6.4 million in need-based tuition scholarships, higher military and veteran discounts. These decreases in net revenues were partially offset by tuition increases of between 3% and 5%, depending on the program, and two additional revenue earning days during the year ended September 30, 2008. The two additional revenue earning days resulted in additional revenue of $2.7 million.

Educational services and facilities expenses.  Our educational services and facilities expenses for the year ended September 30, 2008 were $186.6 million, representing an increase of $0.4 million, or 0.2%, as compared to educational services and facilities expenses of $186.2 million for the year ended September 30, 2007.

The following table sets forth the significant components of our educational services and facilities expenses:

			% of Net Revenues
			Year Ended		Impact on
	Year Ended September 30,		September 30,		Operating
	2008	2007	2008	2007	Margin
	(In thousands)

Compensation and related costs	$96,506	$101,884	28.1%	28.8%	0.7%
Occupancy costs	36,068	29,526	10.5%	8.4%	(2.1)%
Other educational services and facilities expenses	33,719	35,233	9.8%	9.9%	0.1%
Depreciation expense	14,936	15,846	4.4%	4.5%	0.1%
Contract services expense	5,411	3,756	1.6%	1.1%	(0.5)%

	$186,640	$186,245	54.4%	52.7%	(1.7)%

The sale and leaseback of the Sacramento and Norwood facilities in July 2007 and October 2007, respectively, resulted in an increase in occupancy costs of $6.5 million for the year ended September 30, 2008 and a decrease in depreciation expense of $0.9 million for the year ended September 30, 2008.

Total compensation and related costs decreased by approximately $5.4 million for the year ended September 30, 2008. The decrease was attributable to lower faculty and other campus administrative staff salaries offset by an increase in bonus expense. Salaries expense decreased $6.0 million for the year ended September 30, 2008 as a result of the reduction in workforce undertaken during September 2007. Bonus expense increased $0.4 million for the year ended September 30, 2008 as a result of certain locations meeting our bonus criteria for the year.

During the year ended September 30, 2008, we began outsourcing a portion of our student financial aid processes to a third party in order to enhance the student experience and streamline our financial aid practices. Outsourcing these activities allows for a more variable cost structure which creates flexibility as our student population fluctuates. We also invested in training our staff to improve skill level and customer service and provided disability accommodations for hearing-impaired students. These activities resulted in an increase in contract services expense of $1.7 million. The increases were partially offset by outplacement services for employees impacted by our reduction in force during our 2007 fourth quarter.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended September 30, 2008 were $146.1 million, an increase of $2.7 million, or 1.9%, as compared to selling, general and administrative expenses of $143.4 million for the year ended September 30, 2007.

The following table sets forth the significant components of our selling, general and administrative expenses:

			% of Net Revenues		Impact on
	Year Ended September 30,		Year Ended September 30,		Operating
	2008	2007	2008	2007	Margin
	(In thousands)

Compensation and related costs	$78,751	$80,406	22.9%	22.7%	(0.2)%
Other selling, general and administrative expense	28,413	26,888	8.2%	7.7%	(0.5)%
Advertising costs	26,400	27,282	7.7%	7.7%	0.0%
Contract services expense	8,180	5,424	2.4%	1.5%	(0.9)%
Bad debt expense	4,379	3,375	1.3%	1.0%	(0.3)%

	$146,123	$143,375	42.5%	40.6%	(1.9)%

Compensation and related costs decreased due to decreases in salaries and stock compensation expense partially offset by increases in bonus and benefits expense. Salaries expense decreased $2.3 million for the year ended September 30, 2008 primarily due to the sales force reorganization which occurred in our 2007 third and fourth quarters, partially offset by an increase in the number of campus-based sales representatives during 2008. Stock-based compensation expense decreased $1.1 million for the year ended September 30, 2008 primarily due to the timing of vesting of our stock options and the departure of executives who forfeited unvested options and restricted stock awards. Sales representative bonus expense, which is based on student retention and graduating students, increased $0.9 million due to a new bonus plan for our campus-based sales representatives, partially offset by a decrease in average undergraduate enrollment. Management bonus expense increased $0.6 million for the year ended September 30, 2008 as a result of certain locations meeting our bonus criteria for the year. Benefits expense increased $0.3 million for the year ended September 30, 2008 due to increased expenses under our self-insured employee benefit plans.

Advertising expense decreased $0.9 million for the year ended September 30, 2008. As discussed in previous periods, we increased our spending during our 2007 fourth quarter and planned to decrease spending during our 2008 first quarter. Historically, during our first quarter, our advertising and marketing efforts have not yielded the desired results due to competing media messages during the holiday and political advertising season. Additionally, during our 2008 first quarter, we were testing new marketing strategies and we chose to limit our spending pending the results. We anticipate advertising expenses will increase in future periods.

The increase in contract services expense is primarily due to an increase of approximately $1.0 million related to contract employees used to fill open positions in our marketing and finance departments. We have also engaged outside consultants and contracted with our primary advertising agency to provide additional marketing and advertising research and creative materials as we continue to invest in our national advertising campaign contributing $1.5 million to the increase. Additionally, we have incurred set up fees of approximately $0.3 million associated with our proprietary loan program. These increases were partially offset by a decrease of approximately $0.2 million related to outplacement services for employees impacted by our reduction in force during our 2007 fourth quarter.

Bad debt expense increased $1.0 million for the year ended September 30, 2008 primarily due to outsourcing a portion of the student financial aid process and adjusting to the changes in the Title IV environment, both of which resulted in a delay in receiving student financial aid funding used to settle the students’ receivables. Additionally, the ineffectiveness of the third party collection agency utilized during most of 2008 also contributed to the increase in bad debt expense.

Interest income.  Our interest income for the year ended September 30, 2008 was $3.2 million, representing an increase of $0.5 million, or 19.6%, compared to interest income of $2.7 million for the year ended September 30, 2007. The increase in interest income was primarily attributable to the increase in cash available for investment due to the sale of our Sacramento, California and Norwood, Massachusetts facilities in July 2007 and October 2007, respectively, offset by the repurchase of shares of our common stock during the year ended September 30, 2008.

Other Income.  Our other income for the year ended September 30, 2008 was $0.2 million representing sublease rental income.

Income taxes.  Our provision for income taxes for the year ended September 30, 2008 was $5.8 million, or 41.4% of pre-tax income compared with $10.8 million or 41.0% for the year ended September 30, 2007. The effective income tax rate in each year differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits. The increase in the tax rate as a percentage of pretax income was primarily attributable to the establishment of a valuation allowance for the deferred tax assets related to certain state net operating losses.

Net income.  As a result of the foregoing, we reported net income for the year ended September 30, 2008 of $8.2 million, as compared to net income of $15.6 million for the year ended September 30, 2007.

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

Net revenues.  Our net revenues for the year ended September 30, 2007 were $353.4 million, representing an increase of $6.3 million, or 1.8%, as compared to net revenues of $347.1 million for the year ended September 30, 2006.

We began teaching classes at our Norwood, Massachusetts and Sacramento, California campuses in June 2005 and October 2005, respectively, and we expanded the automotive program at our Orlando, Florida campus in September 2006. Average undergraduate full-time student enrollments at these campuses increased by 1,177 students, or 35.1%, for the year ended September 30, 2007. Our net revenues at our Norwood, Sacramento and Orlando campuses increased $27.3 million for the year ended September 30, 2007. The increase in net revenues was a result of the increase in average undergraduate full-time student enrollment at these campuses, as well as tuition increases of between 3% and 5%, depending on the program, an increase in the number of students taking two courses at a time and our change in policy reducing the number of free course retakes from two to one. The change in the number of students taking two courses at a time and the change in our retake policy resulted in additional revenue of approximately $0.7 million and $0.2 million, respectively. The increase due to these factors was offset by an increase in need-based tuition scholarships and higher military and veteran discounts of approximately $0.7 million.

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

The following table sets forth the significant components of our educational services and facilities expenses:

			% of Net Revenues		Impact on
	Year Ended September 30,		Year Ended September 30,		Operating
	2007	2006	2007	2006	Margin
	(In thousands)

Compensation and related costs	$101,884	$97,624	28.8%	28.1%	(0.7)%
Other educational services and facilities expenses	35,233	35,209	9.9%	10.2%	0.3%
Occupancy costs	29,526	26,857	8.4%	7.7%	(0.7)%
Depreciation expense	15,846	11,737	4.5%	3.4%	(1.1)%
Contract services expense	3,756	1,802	1.1%	0.5%	(0.6)%

	$186,245	$173,229	52.7%	49.9%	(2.8)%

We began teaching at our Norwood, Massachusetts and Sacramento, California campuses in June 2005 and October 2005, respectively, and we expanded the automotive program at our Orlando, Florida campus in September 2006. The expansion of these campuses resulted in an increase in compensation and related costs of $6.3 million, depreciation expense of $1.9 million and occupancy costs of $2.0 million. During our 2007 third quarter, we exited two facilities and recorded an out of period charge of approximately $1.0 million in depreciation expense related to assets which were not fully depreciated. During our 2007 fourth quarter, we recorded $0.2 million in compensation and related costs for our expansion campuses associated with our reduction in force.

The $6.3 million increase in compensation and related costs attributable to our campus expansions was offset by a decrease in expense of $2.2 million at all campuses, other than our Norwood, Sacramento and Orlando campuses. The $2.2 million decrease was due to a $3.9 million decrease attributable to lower instructor salaries related to the decline in our average undergraduate full-time student enrollment and a decrease in bonus plan expenses as a result of not meeting all of our bonus criteria for the year ended September 30, 2007. The $3.9 million decrease was partially offset by an increase of approximately $1.7 million related to compensation related costs in connection with our reduction in force during our 2007 fourth quarter.

The $2.0 million increase in contract services expense was primarily due to our providing disability accommodations for hearing-impaired students, outplacement services for employees impacted by our reduction in force during our 2007 fourth quarter and financial aid compliance efforts.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended September 30, 2007 were $143.4 million, an increase of $10.3 million, or 7.7%, as compared to selling, general and administrative expenses of $133.1 million for the year ended September 30, 2006.

The following table sets forth the significant components of our selling, general and administrative expenses:

			% of Net Revenues		Impact on
	Year Ended September 30,		Year Ended September 30,		Operating
	2007	2006	2007	2006	Margin
	(In thousands)

Compensation and related costs	$80,406	$73,866	22.7%	21.3%	(1.4)%
Advertising costs	27,282	22,772	7.7%	6.6%	(1.1)%
Other selling, general and administrative expense	26,888	27,662	7.7%	7.9%	0.2%
Contract services expense	5,424	4,104	1.5%	1.2%	(0.3)%
Bad debt expense	3,375	4,693	1.0%	1.4%	0.4%

	$143,375	$133,097	40.6%	38.4%	(2.2)%

Compensation and related costs increased due to increases in salaries expense, stock-based compensation expense, employee benefits expense and costs associated with our reduction in force. Salaries and bonus expense increased $2.7 million primarily due to annual merit increases and market adjustments, partially offset by a decrease in bonus plan expenses as a result of not meeting all of our bonus criteria for the year ended September 30, 2007. Stock-based compensation expense increased $1.6 million primarily due to the timing and mix between stock option and restricted stock in our annual stock-based compensation grants. Benefits expense increased $1.4 million primarily due to an increase in expenses under our self-insured medical plan. Compensation and related costs also increased by $1.0 million to $1.6 million for the year ended September 30, 2007 related to our reductions in force in both the 2006 and 2007 fourth quarters.

Advertising expense increased by $4.5 million for the year ended September 30, 2007, however, the increased spending did not result in contract growth at the anticipated level. During 2007, we modified our marketing strategy, evaluating our lead and conversion trends and developing lead qualification criteria. Over the long term we expect to target specific market segments, improve the quality of our leads and potentially lower spending in this category.

The increase in contract services expense was primarily due to sales and marketing consulting services and outplacement services for employees affected by our reduction in force during our 2007 fourth quarter.

Five of our campuses are no longer subject to the 30 day delay in receiving the first disbursement of funds under our Title IV programs. See further discussion on the 30 day delay in “Liquidity and Capital Resources” below. This fact, combined with our focused efforts on financial aid processes and collection activities, led to lower out of school student balances and lower bad debt expense for the year ended September 30, 2007.

During 2007, as part of our internal financial aid compliance efforts, we identified approximately $0.5 million of federal aid which we were not entitled to retain. The aid was returned to the federal government by September 30, 2007 at the end of our internal analysis. The $0.5 million was recorded to bad debt expense as we did not satisfy all verification requirements or related regulation timeframes to retain the funds for the period July 1, 2006 to June 30, 2007.

Interest income.  Our interest income for the year ended September 30, 2007 was $2.6 million, representing a decrease of $0.4 million, or 11.8%, compared to interest income of $3.0 million for the year ended September 30, 2006. The decrease in interest income was primarily attributable to the decrease in cash available for investment as a result of our investment in our campus expansion and our repurchase of shares of our common stock during the last half of the year ended September 30, 2006. This was partially offset by the increase in cash available for investment as a result of the sale of our campus located in Sacramento, California during our 2007 fourth quarter.

Income taxes.  Our provision for income taxes for the year ended September 30, 2007 was $10.8 million, or 41.0% of pre-tax income compared with $16.3 million or 37.3% for the year ended September 30, 2006. Our effective income tax rate in each year differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of the related federal income tax benefits. Our effective tax rate in 2007 of 41.0% exceeded the 37.3% rate experienced in 2006 primarily due to a $0.9 million increase in our deferred tax asset valuation allowance for state of Massachusetts investment tax credits which are no longer available to us as a result of the sale of our campus facilities in Norwood, Massachusetts.

Net income.  As a result of the foregoing, we reported net income for the year ended September 30, 2007 of $15.6 million, as compared to net income of $27.4 million for the year ended September 30, 2006.

Liquidity and Capital Resources

We finance our operating activities and our internal growth through cash generated from operations. Our net cash from operations was $21.1 million, $39.6 million and $45.4 million for the years ended September 30, 2008, 2007 and 2006, respectively.

A majority of our net revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Five of our campuses and certain types of grants and other funding are not subject to a 30 day delay in receiving the first disbursement. We participate in discount alternative loan programs for less qualified borrowers and subsidize 5% to 70% of the student loan amount. The full loan balance is applied to the individual student’s tuition requirements. Additionally, we established a proprietary loan program in which we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

In 2008, our cash flows provided by operating activities were $21.1 million resulting from net income of $8.2 million, adjustments of $28.3 million for non-cash and other items, partially offset by $15.4 million related to the change in our operating assets and liabilities. The primary adjustments to our net income for non-cash and other items were amortization and depreciation expense of $17.6 million, substantially all of which was depreciation, stock-based compensation expense of $5.3 million and bad debt expense of $4.4 million.

In 2009, amortization and depreciation expense is expected to be higher due to additional capital expenditures placed in service during fiscal 2008, stock-based compensation expense is expected to be higher due to stock-based compensation grants in June 2008 and anticipated grants in 2009. Bad debt expense as a percentage of revenue is expected to be consistent with 2008.

In 2007, our cash flows provided by operating activities were $39.6 million resulting from net income of $15.6 million, adjustments of $28.3 million for non-cash and other items, partially offset by $4.2 million related to the change in our operating assets and liabilities. The primary adjustments to our net income for non-cash and other items were amortization and depreciation expense of $18.8 million, substantially all of which was depreciation, stock-based compensation expense of $6.4 million and bad debt expense of $3.4 million.

In 2006, our cash flows provided by operating activities were $45.4 million resulting from net income of $27.4 million, adjustments of $21.7 million for non-cash and other items, partially offset by $3.7 million related to the change in our operating assets and liabilities. The primary adjustments to our net income for non-cash and other items were amortization and depreciation expense of $14.2 million, substantially all of which was depreciation, stock-based compensation expense of $4.9 million and bad debt expense of $4.7 million, partially offset by deferred income taxes of approximately $2.4 million.

Changes in operating assets and liabilities

In 2008, changes in our operating assets and liabilities resulted in cash outflows of $15.4 million and was primarily attributable to changes in receivables and deferred revenue.

In 2008, the change in receivables and deferred revenue resulted in a combined use of cash of $16.0 million. The increase in receivables resulted in the use of cash of $11.3 million. In-school student receivables increased due to the challenges we have experienced in our student financial aid process due to the changing student funding environment and the resulting delay in receiving student financial aid funding used to settle students in-school receivable. The decrease in deferred revenue resulted in a use of cash of $4.7 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at year end in relation to the completion of their program and an increase in need-based tuition scholarships.

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

In 2007, accounts payable and accrued expenses decreased $2.2 million and was primarily attributable to the timing of our accounts payable cycle and the nature of our employee benefit plans. The timing of our accounts payable cycle resulted in a decrease in accounts payable and accrued expenses of approximately $1.4 million, primarily attributable to a decrease of $2.7 million in accrued capital expenditures related to the completion of the expansion projects at our Sacramento and Orlando campuses. This decrease was partially offset by an increase in advertising accruals of $0.9 million. The nature of our employee benefit and bonus plans and the timing of payments under those plans resulted in a decrease in accounts payable and accrued expenses of approximately $0.7 million. The $0.7 million decrease was primarily due to a decrease of $4.1 million related to our bonus plans and $1.1 million in severance payments related to our reduction in force in September 2006, partially offset by an increase of $3.9 million in the severance accrual related to our reduction in force in September 2007 and $0.6 million primarily related to our self-insured employee benefit plans.

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

We were in an income tax receivable position at September 30, 2006 as compared to an income tax payable position at September 30, 2005 due to the timing of income tax payments, which reduced cash by $3.7 million. Additionally, we classified $0.8 million of the tax benefit from stock-based compensation as a decrease in income taxes in cash flows from operating activities with the offsetting increase in cash flows from financing activities. Other assets increased by $2.1 million primarily due to a prepayment of software licenses. The cash used in accounts payable and accrued expenses of $6.3 million was primarily due to the timing of payments related to construction liabilities.

Our working capital increased by $23.7 million to $31.0 million at September 30, 2008, as compared to a working capital of $7.3 million at September 30, 2007. The increase was primarily attributable to the $32.6 million in cash proceeds from the sale of our facilities at our Norwood, Massachusetts campus, an increase in net receivables of $5.7 million and a decrease in deferred revenue of $4.7 million, as discussed above. Additionally, accounts payable and accrued expenses decreased by $4.1 million primarily due to decreases in capital expenses, accrued advertising, and outplacement services related to the reduction in workforce undertaken in 2007. During 2008, we purchased approximately 1.9 million shares of our common stock at average price of $15.66 per share for a total of approximately $29.5 million under the current share repurchase program. Our current ratio was 1.36 at September 30, 2008, as compared to 1.08 at September 30, 2007. There were no amounts outstanding on our line of credit at September 30, 2008 or September 30, 2007.

Our working capital increased by $33.3 million to $7.3 million at September 30, 2007, as compared to a working capital deficit of $26.0 million at September 30, 2006. The increase was primarily attributable to $40.1 million in cash proceeds from the sale of our facilities at our Sacramento, California campus. During 2006, we repurchased approximately 1.4 million shares of our common stock at an average purchase price of $20.95 per share. Our current ratio was 1.08 at September 30, 2007 as compared to 0.73 at September 30, 2006. There were no amounts outstanding on our line of credit at September 30, 2007 or September 30, 2006.

Receivables, net were $20.2 million and $14.5 million at September 30, 2008 and 2007, respectively. Our days sales outstanding (DSO) in accounts receivable was approximately 19 days at September 30, 2008 and 16 days at September 30, 2007. The increase in DSO was primarily attributable to the challenges we have experienced in our student financial aid process due to the changing student funding environment and the resulting delay in receiving student financial aid funding used to settle students in-school receivable.

Receivables, net were $14.5 million and $16.7 million at September 30, 2007 and 2006, respectively. Our days sales outstanding (DSO) in accounts receivable was approximately 16 days at September 30, 2007 and 20 days at September 30, 2006. The improvement was primarily attributable to the lower number of student starts during 2007 as compared to 2006 and operating efficiencies gained during 2007.

Investing Activities

Our cash provided by (used in) investing activities is primarily related to proceeds from the sale of property and equipment, offset by the purchase of property and equipment and capital improvements. Our capital expenditures primarily result from the addition of new campuses, the expansion of existing campuses and ongoing replacements of equipment related to student training. Net cash provided by investing activities in the year ended September 30, 2008 was $13.0 million. Net cash used in investing activities was $6.4 million and $29.9 million in the years ended September 30, 2007 and 2006, respectively.

The cash provided by investing activities during the year ended September 30, 2008 of $13.0 million was primarily related to proceeds received from the sale of the Norwood, Massachusetts campus facility offset by capital expenditures associated with existing campus expansions and ongoing replacement of equipment related to student training.

In addition to our investment in new and replacement training equipment for our ongoing operations, the following is a summary of our significant investments in capital expenditure activities for the year ended September 30, 2008.

•	We invested approximately $3.2 million related to information technology projects and computer equipment at our corporate office in Phoenix, Arizona.

•	We invested approximately $1.2 million in training equipment, leasehold improvements, computers and office equipment at our Orlando, Florida campus.

•	We invested approximately $1.1 million in leasehold improvements, training equipment and computer equipment at our Exton, Pennsylvania campus.

•	We invested approximately $0.9 million in training equipment and leasehold improvements at our Sacramento, California campus.

We anticipate capital expenditures will increase during 2009 by approximately $16.0 million due to significant projects related to curriculum development, and implementation of general ledger and time and attendance systems.

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

Financing Activities

In 2008, our cash flows used in financing activities were $28.8 million and were primarily attributable to the repurchase of our stock.

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

Debt Service

On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009 and established new covenant requirements. There was no amount outstanding on the line of credit at September 30, 2008 or at the date of the modification agreement.

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

Our credit agreement contains various financial and non-financial covenants. The facility, among other things, restricts our ability to: incur additional indebtedness, grant liens or other security interest, make certain investments, become liable for contingent obligations or dispose of assets or stock of our subsidiaries. Our credit agreement also requires us to comply with specified financial ratios and tests, which are adjusted over time as follows:

•	We are required to have minimum net income after taxes of $7.5 million for any fiscal year.

•	We are not allowed to have net income after taxes of $0.0 or less for two consecutive fiscal quarters.

•	We are required to maintain a minimum tangible net worth of $35.0 million in any fiscal quarter.

•	We are required to maintain a total liabilities to tangible net worth ratio, as defined in the agreement, of 3.0 to 1.0 in any fiscal quarter.

•	We are required to maintain a minimum current ratio of 0.50 to 1.0 in any fiscal quarter.

Our credit agreement contains customary events of default as well as an event of default if any of our institutions lose any accreditation necessary for Title IV Program eligibility, or lose eligibility to participate in Title IV Programs. We were in compliance with all covenants at September 30, 2008.

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

On November 26, 2007, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock in open market or privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and other prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. The 10b5-1 plan under which we were repurchasing our stock expired pursuant to its terms in February 2008 and we have not entered into another plan. At September 30, 2008, we had purchased 1,886,300 shares at a total cost of approximately $29.5 million under the current program.

We believe that the strategic use of our cash resources includes subsidizing funding alternatives for our students and we will continue to evaluate repurchasing of our common stock. In addition, our long-term strategy includes the consideration of strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue debt, resulting in increased interest expense.

Contractual Obligations

The following table sets forth, as of September 30, 2008, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require significant cash outlays in the future.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating leases(1)	$272,243	$25,552	$49,275	$43,921	$153,495
Purchase obligations(2)	40,900	15,891	8,212	6,735	10,062
Other long-term obligations(3)	1,972	206	444	175	1,147

Total contractual cash obligations	315,115	41,649	57,931	50,831	164,704

Issued and outstanding surety bonds(4)	14,630	14,630	—	—	—

Total contractual commitments	$329,745	$56,279	$57,931	$50,831	$164,704

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)	Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Where the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the table. Additionally, purchase orders outstanding as of September 30, 2008, employment contracts and minimum payments under licensing and royalty agreements are included.

(3)	Includes tax reserves, deferred compensation and other obligations.

(4)	Represents surety bonds posted on behalf of our schools and education representatives with multiple state education agencies.

Related Party Transactions

Since 1991, some of our properties have been leased from entities controlled by John C. White, the Chairman of our Board of Directors. A portion of the property comprising our Orlando location is occupied pursuant to a lease with the John C. and Cynthia L. White 1989 Family Trust, with the lease term expiring on August 19, 2022. The annual base lease payments for the first year under this lease totaled approximately $326,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Another portion of the property comprising our Orlando location is occupied pursuant to a lease with Delegates LLC, an entity controlled by the White Family Trust, with the lease term expiring on July 1, 2016. The beneficiaries of this trust are Mr. White’s children, and the trustee of the trust is not related to Mr. White. Annual base lease payments for the first year under this lease totaled approximately $680,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Additionally, since April 1994, we have leased two of our Phoenix properties under one lease from City Park LLC, a successor in interest of 2844 West Deer Valley LLC and in which the John C. and Cynthia L. White 1989 Family Trust holds a 25% interest. The lease expires on February 28, 2015, and the annual base lease payments for the first year under this lease, as amended, totaled approximately $463,000, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index.

The table below sets forth the total payments that we have made under these leases:

	Year Ended September 30,
	2008	2007	2006

City Park LLC	$565,541	$621,992	$507,351
John C. and Cynthia L. White 1989 Family Trust	$597,025	$564,793	$534,137
Delegates LLC	$989,514	$1,022,818	$831,759

We believe that the rental rates under these leases approximated fair market rental value of the properties at the time the lease agreements were negotiated.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2009 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

Seasonality

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third quarter than in the remainder of our year because fewer students are enrolled during the summer months. Our expenses, however, do not vary significantly with changes in student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. In addition, our net revenues for the first quarter ending December 31 are adversely affected by the fact that we have fewer earning days when our campuses are closed during the calendar year end holiday break and accordingly do not recognize revenue during that period.

	Net Revenues
	Year Ended September 30,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	($’s in thousands)

Three Month Period Ending:
December 31	$90,035	26.2%	$89,534	25.3%	$85,512	24.6%
March 31	88,157	25.7%	91,651	25.9%	88,686	25.6%
June 30	80,639	23.5%	85,176	24.1%	84,134	24.2%
September 30	84,629	24.6%	87,009	24.7%	88,734	25.6%

	$343,460	100.0%	$353,370	100.0%	$347,066	100.0%

	Income (Loss) from Operations
	Year Ended September 30,
	2008			2007			2006
	Amount		Percent	Amount		Percent	Amount	Percent
	($’s in thousands)

Three Month Period Ending:
December 31	$9,304		87.0%	$10,525		44.3%	$16,251	39.9%
March 31	2,275		21.3%	9,450		39.8%	12,522	30.7%
June 30	(1,429	)(1)	(13.4)%	5,696		24.0%	5,711	14.0%
September 30	547		5.1%	(1,921	)(2)	(8.1)%	6,256	15.4%

	$10,697		100.0%	$23,750		100.0%	$40,740	100.0%

(1)	The loss from operations incurred during the three month period ending June 30, 2008 was primarily due to the increased investment in the new national advertising campaign, set-up fees associated with the proprietary loan program and a decline in average undergraduate full-time student enrollment.

(2)	The loss from operations incurred during the three month period ending September 30, 2007 was primarily due to approximately $4.5 million in operating expense related to our reduction in force implemented nationwide in September 2007.

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, self-insurance, goodwill, income taxes, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our Consolidated Financial Statements.

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

Revenue recognition.  Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor. Tuition and fee revenue is recognized ratably over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 97% of our net revenues for each of the years ended September 30, 2008, 2007 and 2006 consisted of tuition. Our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 8 to 27 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the twelve-month period immediately following the date on which such liability is reflected in our consolidated financial statements.

We established a proprietary loan program with a national chartered bank in June 2008 in order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources. Under terms of the related agreements, the bank originates loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank on a monthly basis and assume all of the related credit risk. The loans bear interest at market rates; however, the principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.

In substance, we are providing the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectibility is not reasonably assured. Accordingly, we will recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts have been collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred. Since loan collectibility is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our consolidated balance sheet until sufficient collection history has been obtained.

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

Self-Insurance.  We are self-insured for a number of risks including claims related to employee health care and dental care and workers’ compensation. The accounting for our self-insured plans involves estimates and judgments to determine our ultimate liability related to reported claims and claims incurred but not reported. We consider our historical experience, severity factors, actuarial analysis and existing stop loss insurance in estimating our ultimate insurance liability. If our current insurance claim trends were to differ significantly from our historic claim experience, we would make a corresponding adjustment to our insurance reserves.

Goodwill.  Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified.

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year using a discounted cash flow model that incorporates estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model include future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates our weighted average cost of capital. Based upon our annual assessments, we determined that our goodwill was recoverable at September 30, 2008 and 2007, and that impairment charges were not required. Should student populations and related tuition revenues at either of these reporting units decline significantly below anticipated levels in the future, or should our discount rate increase significantly, goodwill impairment charges may be required.

Accounting for income taxes.  We assess the likelihood that our deferred tax assets will be realized from future taxable income in accordance with SFAS No. 109, “Accounting for Income Taxes.” We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our statement of operations as a provision for or benefit from income taxes. We make assumptions, judgments and estimates in determining our provisions for income taxes, assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our estimates are reasonable, changes in tax laws or our interpretation of tax laws, and the outcome of future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. In addition, actual operating results and the underlying amount and category of income in future years could render our current assessment of recoverable deferred tax assets inaccurate.

On October 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS No. 109.” FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, accounting for interest and penalties, and financial statement disclosure for uncertain tax positions.

FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit. The second step is to measure the tax benefits as the amount that is more likely than not of being realized upon ultimate settlement.

The adoption of FIN 48 did not materially affect our retained earnings as of October 1, 2007. Refer to Note 10 “Income Taxes” for further discussion.

Contingencies.  In the ordinary conduct of the business, we are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the lawsuits, investigations or claims pending against us will not have a material adverse effect on our financial condition or results of operations.

Stock-based Compensation.  We measure all share-based payments to employees at fair value and recognize the related expense on a straight-line basis over the requisite service period. Option exercise prices are based upon the per share closing price of our common stock on the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions. The risk-free interest rate is based on a zero-coupon U.S. Treasury bill with a maturity date approximately equal to the expected life of the option at the grant date. The expected lives of options granted are based on the simplified method as provided in Staff Accounting Bulletin No. 107 (SAB No. 107). Our dividend rate is assumed to be zero because we have not historically, nor do we have plans to, pay dividends. We derive our expected volatility using a method that includes an analysis of companies within our industry sector, including UTI, to calculate the annualized historical volatility.

Compensation expense associated with restricted stock awards is measured based on the grant date fair value of our common stock and is recognized on a straight-line basis over the requisite service period which is generally the vesting period. Compensation expense is recognized only for those awards that are expected to vest which we estimate based upon historical forfeitures.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 4 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report. As indicated in Note 4, we do not expect any of the recently issued accounting pronouncements to have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, our principal exposure to market risk relates to changes in interest rates. As of September 30, 2008, we held $82.9 million in cash and cash equivalents and restricted cash. During the year ended September 30, 2008, we earned interest income of $3.2 million. In September 2008, we changed the investments of our cash and cash equivalents from a mutual fund invested in a portfolio composed of commercial paper, floating variable rate bonds, repurchase agreements, certificates of deposit, time deposits, municipal bonds, short-term corporate bonds and federal agencies to a mutual fund that invests in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes and U.S. treasury bills. Lower interest rates may reduce our interest income for fiscal year 2009. We monitor the interest rate risk by monitoring market conditions and the value of these assets.

As of September 30, 2008, we did not have significant short-term or long-term borrowings. Any future borrowings under our Revolving Credit Facility will be subject to interest rate risk. Please refer to Note 9, Revolving Credit Facility, in Item 8, “Financial Statements and Supplementary Data,” for additional information.

Effect of Inflation

To date, inflation has not had a significant effect on our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-28 of this report:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a — 15(d) or 15d — 15(d) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to management’s assessment of the effectiveness of internal control over financial reporting are included on pages F-2 and F-3, respectively, of this annual report on Form 10-K.

Management’s Certifications

The Company has filed as exhibits to its annual report on Form 10-K for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.

The Company has submitted to the New York Stock Exchange the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in our proxy statement for the 2009 Annual Meeting of Stockholders under the headings “Election of Directors”; “Corporate Governance and Related Matters”; “Code of Conduct; Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in our proxy statement for the 2009 Annual Meeting of Stockholders under the heading “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in our proxy statement for the 2009 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in our proxy statement for the 2009 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in our proxy statement for the 2009 Annual Meeting of Stockholders under the heading “Fees Paid to PricewaterhouseCoopers LLP” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

(3) Exhibits:

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
3.2		Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to a Form 8-K filed by the Registrant on February 23, 2005.)
4.1		Specimen Certificate evidencing shares of common stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
4.2		Registration Rights Agreement, dated December 16, 2003, between Registrant and certain stockholders signatory thereto. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.1		Credit Agreement, dated October 26, 2004, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
10	.1.1	Modification Agreement, dated July 5, 2006, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on July 7, 2006.)
10	.1.2	Second Modification Agreement, dated October 26, 2007, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on October 26, 2007.)
10	.2*	Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.5*	Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.6*	Universal Technical Institute, Inc. 2003 Incentive Compensation Plan (as amended February 28, 2007). (Formerly known as the 2003 Stock Incentive Plan). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007.)
10	.6.1*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.6.2*	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.7*	Amended and Restated 2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed December 14, 2005.)
10	.8*	Amended and Restated Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Robert D. Hartman, as amended. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.8.1*	Description of terms of continuing relationship between Registrant and Robert D. Hartman. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on October 6, 2005.)

Exhibit
Number		Description

10	.9*	Employment Agreement, dated July 8, 2008, between Registrant and John C. White. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on July 9, 2008.)
10	.10*	Employment Agreement, dated July 8, 2008, between Registrant and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on July 9, 2008.)
10	.11*	Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on January 16, 2008.)
10.12		Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.13		Lease Agreement, dated July 2, 2001, as amended, between John C. and Cynthia L. White, as trustees of the John C. and Cynthia L. White 1989 Family Trust, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.14		Lease Agreement, dated July 2, 2001, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.15		Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 5, 2004, or an amendment thereto (No. 333-114185).)
10.16		Agreement of Purchase and Sale, dated October 10, 2007, by and between GE Commercial Finance Business Property Corporation and Universal Technical Institute of Massachusetts, Inc. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant of October 12, 2007.)
10.17		Professional Services Agreement with Resources Global Professionals. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on February 12, 2008.)
10	.18*	Transition and Separation Agreement, dated March 17, 2008, between Registrant and Jennifer L. Haslip. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on March 21, 2008.)
10	.19*	Employment Agreement dated July 24, 2008, between Registrant and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on July 29, 2008.)
21.1		Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K dated December 14, 2005.)
23.1		Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
24.1		Power of Attorney. (Included on signature page.)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*	Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

By:	/s/ John C. White
JOHN C. WHITE
Chairman of the Board

Date: November 26, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. White and Eugene S. Putnam, Jr., or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. White John C. White	Chairman of the Board	November 26, 2008

/s/ Kimberly J. McWaters Kimberly J. McWaters	President and Chief Executive Officer (Principal Executive Officer) and Director	November 26, 2008

/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 26, 2008

* Alan E. Cabito	Director	November 26, 2008

* A. Richard Caputo, Jr.	Director	November 26, 2008

* Conrad A. Conrad	Director	November 26, 2008

Signature	Title	Date

* Robert D. Hartman	Director	November 26, 2008

* Roger S. Penske	Director	November 26, 2008

* Linda J. Srere	Director	November 26, 2008

* Allan D. Gilmour	Director	November 26, 2008

*By: /s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr. Attorney-in-Fact		November 26, 2008

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

Internal control over financial reporting includes policies and procedures that pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the company’s assets; providing reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management and director authorization; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2008. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Universal Technical Institute, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Universal Technical Institute, Inc. and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of the internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Phoenix, Arizona
November 26, 2008

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
	($’s in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$80,878	$75,594
Restricted cash	2,000	—
Receivables, net	20,222	14,504
Deferred tax assets	5,951	5,656
Prepaid expenses and other current assets	8,568	7,380

Total current assets	117,619	103,134
Property and equipment, net	68,258	104,595
Goodwill	20,579	20,579
Other assets	2,919	4,514

Total assets	$209,375	$232,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,995	$42,068
Deferred revenue	44,695	49,389
Accrued tool sets	3,870	4,009
Other current liabilities	44	416

Total current liabilities	86,604	95,882
Deferred tax liabilities	2,908	2,025
Deferred rent liability	5,354	4,977
Other liabilities	6,322	5,433

Total liabilities	101,188	108,317

Commitments and contingencies (Note 11)
Shareholders’ equity :
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,406,762 shares issued and 25,089,517 shares outstanding at September 30, 2008 and 28,259,893 shares issued and 26,828,948 shares outstanding at September 30, 2007	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	137,100	132,131
Treasury stock, at cost, 3,317,245 shares and 1,430,945 shares at September 30, 2008 and 2007, respectively	(59,571)	(30,029)
Retained earnings	30,655	22,400

Total shareholders’ equity	108,187	124,505

Total liabilities and shareholders’ equity	$209,375	$232,822

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2008	2007	2006
	(In thousands, except per share
	amounts)

Net revenues	$343,460	$353,370	$347,066
Operating expenses:
Educational services and facilities	186,640	186,245	173,229
Selling, general and administrative	146,123	143,375	133,097

Total operating expenses	332,763	329,620	306,326

Income from operations	10,697	23,750	40,740

Other income (expense):
Interest income	3,185	2,663	3,018
Interest expense	(39)	(43)	(48)
Other income (expense)	178	—	—

Total other income (expense)	3,324	2,620	2,970

Income before income taxes	14,021	26,370	43,710
Income tax expense	5,805	10,806	16,324

Net income	$8,216	$15,564	$27,386

Basic net income per share	$0.32	$0.58	$0.99

Diluted net income per share	$0.32	$0.57	$0.97

Weighted average number of common shares outstanding:
Basic	25,574	26,775	27,799

Diluted	25,807	27,424	28,255

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						(Accumulated
						Deficit)/	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)

Balance at September 30, 2005	27,980	$3	$114,992	—	$—	$(19,262)	$95,733
Net income	—	—	—	—	—	27,386	27,386
Issuance of common stock under employee plans	195	—	3,082	—	—	—	3,082
Tax benefit from employee stock plans	—	—	1,006	—	—	—	1,006
Tax benefit from preferred stock issuance	—	—	792	—	—	—	792
Stock compensation	—	—	4,932	—	—	—	4,932
Treasury stock purchases	—	—	—	1,431	(30,029)	—	(30,029)

Balance at September 30, 2006	28,175	3	124,804	1,431	(30,029)	8,124	102,902
Cumulative effect of the adoption of SAB 108, net of $830 for taxes	—	—	—	—	—	(1,288)	(1,288)

Balance at October 1, 2006	28,175	3	124,804	1,431	(30,029)	6,836	101,614
Net income	—	—	—	—	—	15,564	15,564
Issuance of common stock under employee plans	85	—	861	—	—	—	861
Tax benefit from employee stock plans	—	—	25	—	—	—	25
Stock compensation	—	—	6,441	—	—	—	6,441

Balance at September 30, 2007	28,260	3	132,131	1,431	(30,029)	22,400	124,505
Cumulative effect of the adoption of FIN 48	—	—	—	—	—	39	39

Balance at October 1, 2007	28,260	3	132,131	1,431	(30,029)	22,439	124,544
Net income	—	—	—	—	—	8,216	8,216
Issuance of common stock under employee plans	147	—	497	—	—	—	497
Tax charge from employee stock plans	—	—	(853)	—	—	—	(853)
Stock compensation	—	—	5,325	—	—	—	5,325
Treasury stock purchases	—	—	—	1,886	(29,542)	—	(29,542)

Balance at September 30, 2008	28,407	$3	$137,100	3,317	$(59,571)	$30,655	$108,187

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$8,216	$15,564	$27,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,605	18,751	14,205
Bad debt expense	4,379	3,375	4,693
Stock compensation	5,325	6,441	4,932
Deferred income taxes	(249)	(957)	(2,388)
Loss on sale of property and equipment	1,216	680	234
Changes in assets and liabilities:
Receivables	(11,307)	(1,625)	1,758
Income taxes payable (receivable)	960	391	(3,738)
Prepaid expenses and other current assets	(1,327)	37	(259)
Other assets	1,304	(663)	(2,115)
Accounts payable and accrued expenses	109	(2,160)	(6,255)
Deferred revenue	(4,694)	(90)	6,639
Accrued tool sets and other current liabilities	(511)	(341)	(213)
Other liabilities	68	230	535

Net cash provided by operating activities	21,094	39,633	45,414

Cash flows from investing activities:
Purchase of property and equipment	(17,705)	(46,580)	(46,136)
Proceeds from sale of property and equipment	32,689	40,192	3
Increase in restricted cash	(2,000)	—	—
Proceeds received upon maturity of investments	—	—	16,260

Net cash provided by (used in) investing activities	12,984	(6,388)	(29,873)

Cash flows from financing activities:
Repayment of capital leases	—	—	(6)
Proceeds from issuance of common stock under employee plans	497	861	3,082
Excess tax benefit from stock-based compensation	251	57	798
Purchases of treasury stock, including fees of $75 and $57 in 2008 and 2006, respectively	(29,542)	—	(30,029)

Net cash (used in) provided by financing activities	(28,794)	918	(26,155)

Net increase (decrease) in cash and cash equivalents	5,284	34,163	(10,614)
Cash and cash equivalents, beginning of year	75,594	41,431	52,045

Cash and cash equivalents, end of year	$80,878	$75,594	$41,431

Supplemental Disclosure of Cash Flow Information:
Taxes paid	$5,151	$13,102	$21,986

Interest paid	$48	$39	$34

Training equipment obtained in exchange for services	$1,859	$1,735	$2,557

Accrued capital expenditures	$4,184	$4,807	$5,548

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

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

Our schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (ED). During the years ended September 30, 2008, 2007 and 2006, approximately 72%, 68% and 73% respectively, of our net revenues were indirectly derived from funds distributed under Title IV Programs.

To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. For these reasons, our schools are subject to extensive regulatory requirements imposed by all of these entities. After our schools receive the required certifications by the appropriate entities, our schools must demonstrate their compliance with the ED regulations of the Title IV Programs on an ongoing basis. Included in these regulations is the requirement that we satisfy specific standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based upon the institutions’ annual audited financial statements, as well as following a change in ownership of the institution. Under regulations which took effect July 1, 1998, ED calculates the institution’s composite score for financial responsibility based on its (i) equity ratio which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio which measures the institution’s ability to operate at a profit. Our composite score has exceeded the required minimum composite score of 1.5 since September 30, 2004.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

Revenue Recognition

Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor. Tuition and fee revenue is recognized ratably over the term of the course or program offered. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Approximately 97% of our net revenues for each of the years ended September 30, 2008, 2007 and 2006 consisted of tuition. Our undergraduate programs are typically designed to be completed in 12 to 18 months and our advanced training programs range from 8 to 27 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the twelve-month period immediately following the date on which such liability is reflected in our consolidated financial statements.

Proprietary Loan Program

In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a national chartered bank in June 2008. Under terms of the related agreements, the bank originates loans for our students who meet our specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank on a monthly basis and assume all of the related credit risk. The loans bear interest at market rates; however, principal and interest payments are not required until six months after the student completes his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.

The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreements, we placed a $2.0 million deposit with the bank in July 2008 in order to secure our related loan purchase obligation. This balance is classified as restricted cash in our consolidated balance sheet.

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectibility is not reasonably assured. Accordingly, we will recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.4 million during the year ended September 30, 2008. Since loan collectibility is not reasonably assured, the loans and related deferred tuition revenue will not be recognized in our consolidated balance sheet until sufficient collection history has been obtained.

Our Board of Directors authorized the extension of up to $10 million of credit under the proprietary loan program. As of September 30, 2008, we had committed to provide loans to our students for approximately $3.8 million and of that amount there was approximately $1.7 million in loans outstanding.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

Property and Equipment

Property, equipment and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization expense are calculated using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the remaining useful life of the asset or term of lease, whichever is shorter. Costs relating to software developed for internal use are capitalized and amortized using the straight- line method over the related estimated useful lives. Such costs include direct costs of materials and services as well as payroll and related costs for employees who are directly associated with the projects. Maintenance and repairs are expensed as incurred.

We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using probability weighted techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and charge the impairment as an operating expense in the period in which the determination is made.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified.

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year using a discounted cash flow model that incorporates estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model include future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates our weighted average cost of capital. Based upon our annual assessments, we determined that our goodwill was recoverable at September 30, 2008 and 2007, and that impairment charges were not required. Should student populations and related tuition revenues at either of these reporting units decline significantly below anticipated levels in the future or should our discount rate increase significantly, goodwill impairment charges may be required.

Self-Insurance Plans

We are self-insured for claims related to employee health care and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our loss exposure related to self-insurance is limited by stop loss coverage. Our expected loss accruals are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided.

Deferred Rent Obligations

We lease all of our administrative and educational facilities under operating lease agreements. Some lease agreements contain tenant improvement allowances, free rent periods or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, we record a deferred rent obligation on the

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

consolidated balance sheet included in other long-term liabilities and record rent expense evenly over the term of the lease.

SAB No. 108

Effective October 1, 2006, we adopted the U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” We recorded a net charge to retained earnings of $1.3 million for the matter described in the following paragraph. Prior to adopting SAB No. 108, we used the balance sheet approach for quantifying misstatements.

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

Advertising Costs

Costs related to advertising are expensed as incurred and totaled approximately $26.4 million, $27.3 million and $22.7 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

We measure all share-based payments to employees at fair value and recognize the related expense on a straight-line basis over the requisite service period. Option exercise prices are based upon the per share closing price of our common stock on the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions. The risk-free interest rate is based on a zero-coupon U.S. Treasury bill with a maturity date approximately equal to the expected life of the option at the grant date. The expected lives of options granted are based on the simplified method as provided in Staff Accounting Bulletin No. 107 (SAB No. 107). Our dividend rate is assumed to be zero because we have not historically, nor do we have plans to, pay dividends. We derive our expected volatility using a method that includes an analysis of companies within our industry sector, including UTI, to calculate the annualized historical volatility.

Compensation expense associated with restricted stock awards is measured based on the grant date fair value of our common stock and is recognized on a straight-line basis over the requisite service period which is generally the vesting period. Compensation expense is recognized only for those awards that are expected to vest which we estimate based upon historical forfeitures.

Stock-based compensation expense of $5.3 million, $6.4 million and $4.9 million (pre-tax) was recorded for the years ended September 30, 2008, 2007 and 2006, respectively. The tax benefit related to stock-based compensation recognized in the years ended September 30, 2008, 2007 and 2006 was $2.0 million, $2.5 million and $1.9 million, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

tax bases. We also recognize deferred tax assets for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Deferred tax assets are reduced through a valuation allowance, if it is more likely than not that the deferred tax assets will not be realized.

On October 1, 2007, we adopted FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS No. 109”. FIN No. 48 addresses the accounting for and disclosure of uncertainty in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, accounting for interest and penalties, and financial statement disclosure for uncertain tax positions.

FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit. The second step is to measure the tax benefits as the amount that is more likely than not of being realized upon ultimate settlement. The adoption of FIN No. 48 did not materially affect our retained earnings as of October 1, 2007.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of September 30, 2008, we had invested $61.1 million in a U.S. government securities mutual fund.

We place our cash and cash equivalents with high quality financial institutions and manage the amount of credit exposure with any one financial institution.

We extend credit for tuition and fees, for a limited period of time, to the majority of our students that are in attendance at our campuses. Our credit risk with respect to these accounts receivable is partially mitigated through the students participation in federally funded financial aid programs, unless students withdraw prior to the receipt by us of Title IV Program funds for those students. In addition, our remaining tuition receivable is primarily comprised of smaller individual amounts due from students throughout the United States.

Our students have traditionally received their Federal Family Education Loans (FFEL) from a limited number of lending institutions. FFEL student loans comprised approximately 85%, 87% and 88% of our total Title IV Program funds received for the years ended September 30, 2008, 2007 and 2006, respectively. One lending institution, Sallie Mae, provided 90% or greater of the FFEL loans that our students received during each of the years ended September 30, 2008, 2007 and 2006. In the years ended September 30, 2008 and 2007, one student loan guaranty agency, United Student Aid Funds (USAF), guaranteed approximately 90% and 95%, respectively, of the FFEL loans made to our students. In the year ended September 30, 2006, two student loan guaranty agencies, EdFund and USAF, guaranteed approximately 30% and 70%, respectively, of the FFEL loans made to our students.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable and payable, accrued liabilities and deferred tuition approximates their respective fair value at September 30, 2008 and 2007 due to the short-term nature of these instruments.

Earnings per Common Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the years ended September 30, 2008, 2007 and 2006, approximately 2.2 million shares, 1.1 million shares, and 0.8 million shares, respectively, which could be issued under outstanding employee stock options, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

The table below reflects the reconciliation of the weighted average number of common shares used in determining basic and diluted net income per share:

	Year Ended September 30,
	2008	2007	2006

Weighted average number of shares
Basic shares outstanding	25,574	26,775	27,799
Dilutive effect related to employee stock plans	233	649	456

Diluted shares outstanding	25,807	27,424	28,255

Comprehensive Income

We have no items which affect comprehensive income other than net income.

4.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS No. 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The definition of fair value focuses on the exit price that would be received to sell an asset or paid to transfer a liability. The statement emphasizes that fair value is a market-based measurement, not an entity specific measurement and establishes a hierarchy between market participant assumptions developed based on (1) market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions from the best information available in the circumstances. The statement is effective in our year beginning October 1, 2008. In October 2008, the FASB issued FASB Staff Position No. 157-3 (FSP No. 157-3) which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP No. 157-2) which partially defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. 157-2 does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. In February 2008, the FASB issued FSP No. 157-1 which excludes SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. It further states the scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141 (revised 2007), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. We believe our adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements or disclosures.

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 110 (SAB No. 110), “Share-Based Payment.” SAB No. 110 expresses the views of the staff regarding the use of a simplified method, as discussed in SAB No. 107, in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123R, “Share-Based Payment.” In SAB No. 107, the staff indicated that it believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB No. 110, the staff acknowledges that such detailed information may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

SAB No. 110, we will continue to use the simplified method in estimating the expected term of our stock options until such a time as more relevant detailed information becomes available.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) which replaces SFAS No. 141, “Business Combinations” (SFAS No. 141). The scope of SFAS No. 141(R) is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase consideration, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their respective fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) requires acquisition costs to be expensed as incurred and restructuring costs relating to the acquired businesses to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS No. 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We will apply SFAS No. 141(R) if we enter into an agreement that meets the requirements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, are required to be measured at fair value, with any gain or loss recognized in earnings. Additionally, when control is obtained and a previous equity interest was held, a gain or loss will be recognized in earnings for the difference between the fair value of the previously held equity interest and its carrying value. Based on SFAS No. 160, assets and liabilities will not change for subsequent purchase or sale transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS No. 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. We believe our adoption of SFAS No. 160 will not have a material impact on our consolidated financial statements or disclosures.

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
($’s in thousands, except per share amounts)

Presented Fairly in Conformity with Generally Accepted Accounting Principles.” We believe our adoption of SFAS No. 162 will not have a material impact on our consolidated financial statements or disclosures.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share (EPS) pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP requires all prior-period EPS data presented to be adjusted retrospectively and early application is not permitted. We believe our adoption of FSP No. EITF 03-6-1 will not have a material impact on our consolidated financial statements or disclosures.

5.	Reduction in Workforce Expense

In September 2007 and 2006 we implemented nationwide reductions in force of approximately 225 and 70 employees, respectively, and recorded related charges of approximately $4.5 million and $1.1 million, respectively. The expense for the years ended September 30, 2007 and 2006 was recorded as follows: $2.7 million and $0.4 million, respectively, in educational services and facilities and $1.8 million and $0.7 million, respectively, in selling, general and administrative. The expenses primarily included severance pay and outplacement services.

The following table summarizes the reduction in workforce charge activity for the year ended September 30, 2008:

	Liability Balance at		Other	Liability Balance at
	September 30, 2007	Cash Paid	Non-cash(1)	September 30, 2008

Severance	$3,544	$(2,952)	$(438)	$154
Other	750	(464)	(286)	—

Total	$4,294	$(3,416)	$(724)	$154

(1)	Primarily relates to the affected employee not using benefits within the time offered under the separation agreement and non-cash severance.

6.	Receivables

Receivables, net consist of the following:

	September 30,
	2008	2007

Tuition receivables	$22,125	$14,764
Income tax receivables	148	1,358
Other receivables	377	437

Receivables	22,650	16,559
Less allowance for uncollectible accounts	(2,428)	(2,055)

	$20,222	$14,504

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
($’s in thousands, except per share amounts)

school. As the amount of the aged balance increases, we increase our allowance for uncollectible accounts and as the amount of the aged balance decreases, we reduce our allowance for uncollectible accounts. We write-off receivable balances and deduct those balances from the allowance for uncollectible accounts at the time we transfer the tuition receivable to a third party collection agency.

The following table summarizes the activity for our allowance for uncollectible accounts during the year ended September 30:

	Balance at	Additions to	Write-offs of
	Beginning of	Bad Debt	Uncollectible	Balance at
	Period	Expense	Accounts	End of Period

2008	$2,055	$4,379	$4,006	$2,428
2007	$2,608	$3,375	$3,928	$2,055
2006	$3,069	$4,693	$5,154	$2,608

7.	Property and Equipment

Property and equipment, net consist of the following:

	Depreciable	September 30,
	Lives (in years)	2008	2007

Training equipment	3 - 10	$62,184	$57,809
Office and computer equipment	3 - 10	27,847	26,355
Software developed for internal use	3	6,962	6,176
Curriculum development	5	584	570
Vehicles	5	761	615
Leasehold improvements	1 - 35	33,675	30,942
Land	—	—	3,832
Building and building improvements	35	—	28,407
Construction in progress	—	2,332	2,766

		134,345	157,472
Less accumulated depreciation and amortization		(66,087)	(52,877)

		$68,258	$104,595

Depreciation expense related to our property and equipment was $16.6 million, $17.9 million and $13.7 million for the years ended September 30, 2008, 2007 and 2006, respectively. Amortization expense related to curriculum development and software developed for internal use was $1.5 million, $1.1 million and $0.8 million for the years ended September 30, 2008, 2007 and 2006, respectively.

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

On October 10, 2007, we sold our facilities at our Norwood, Massachusetts campus for $33.0 million. We paid $0.4 million in transaction costs, received net proceeds of $32.6 million and realized a modest pretax gain on the transaction. Concurrent with the sale, we leased back the facilities for an initial term of 15 years at an annual rent of

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

$2.6 million, subject to escalation every two years. We have the option to renew the lease up to four times equally over a 20 year period. We determined that the transaction met the criteria for sale leaseback and operating lease accounting treatment. Accordingly, we removed the facilities from our balance sheet and are recognizing the gain on the transaction on a straight-line basis over the initial lease term.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2008	2007

Accounts payable	$5,126	$6,083
Accrued compensation and benefits	24,675	24,104
Other accrued expenses	8,194	11,881

	$37,995	$42,068

9.	Revolving Credit Facility

On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009 and established new levels for the financial ratios. There was no amount outstanding on the line of credit at September 30, 2008.

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

The October 26, 2007 modification agreement contains certain restrictive covenants, including, but not limited to certain financial ratios and restrictions on indebtedness, contingent obligations, investments and Title IV eligibility. We were in compliance with all restrictive covenants at September 30, 2008.

10.	Income Taxes

The components of income tax expense are as follows:

	Year Ended September 30,
	2008	2007	2006

Current expense	$6,054	$11,788	$18,712
Deferred expense (benefit)	(249)	(982)	(2,388)

Total provision for income taxes	$5,805	$10,806	$16,324

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35.0% to pre-tax income for the year. The reasons for the differences are as follows:

	Year Ended September 30,
	2008	2007	2006

Income tax expense at statutory rate	$4,907	$9,230	$15,299
State income taxes, net of federal tax benefit	793	1,606	1,390
Other, net	105	(30)	(365)

Total income tax expense	$5,805	$10,806	$16,324

The components of the deferred tax assets (liabilities) are recorded in the accompanying Consolidated Balance Sheets as follows:

	September 30,
	2008	2007

Gross deferred tax assets:
Stock-based compensation	$8,528	$7,940
Allowance for doubtful accounts	947	802
Expenses and accruals not yet deductible	4,585	4,627
Deferred revenue	618	434
Net operating loss and net capital loss carryovers	599	539
State tax credit carryforwards	260	1,126
Valuation allowance	(300)	(885)

Total gross deferred tax assets	15,237	14,583

Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(5,646)	(5,054)
Depreciation and amortization of property and equipment	(5,505)	(4,908)
Prepaid expenses deductible for tax	(1,043)	(990)

Total gross deferred tax liabilities	(12,194)	(10,952)

Net deferred tax assets	$3,043	$3,631

The deferred tax assets (liabilities) are reflected in the accompanying Consolidated Balance Sheets as follows:

	Year Ended September 30,
	2008	2007	2006

Current deferred tax assets, net	$5,951	$5,656	$4,719
Noncurrent deferred tax liabilities, net	(2,908)	(2,025)	(2,900)

Net deferred tax assets	$3,043	$3,631	$1,819

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

The following table summarizes the activity for the valuation allowance during the year ended September 30:

	Balance at	Additions to
	Beginning of	Income Tax		Balance at
	Period	Expense	Write-offs	End of Period

2008	$885	$300	$885	$300
2007	$—	$885	$—	$885
2006	$16,038	$—	$16,038	$—

On October 10, 2007, we completed a sale-leaseback transaction of the property at the Norwood, Massachusetts campus. As a result of the transaction, we no longer qualify for a Massachusetts investment credit in the amount of $0.9 million related to the Norwood, Massachusetts campus. At September 30, 2007, we determined that it was more likely than not that we would not realize the investment credit due to the impending transaction and recorded a valuation allowance as of that date. The valuation allowance was written-off when the sale-leaseback transaction was completed.

As of September 30, 2008, we had approximately $0.9 million in deferred tax assets related to state net operating loss and credit carry-forwards. These tax attributes will expire in the years 2010 through 2024. During the year ended September 30, 2008, we established a valuation allowance in the amount of $0.3 million related to the state net operating loss carry-forwards, as it is more likely than not that the net operating losses will expire unutilized.

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which these filings relate. Our tax returns for the years ended September 30, 2005 through September 30, 2007 remain subject to examination by the Internal Revenue Service and our tax returns for the years ended September 30, 2004 through September 30, 2007 remain subject to examinations by various state taxing authorities.

11.	Commitments and Contingencies

Operating Leases

We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Two of our campus properties are leased from a related party. Future minimum rental commitments at September 30, 2008 for all non-cancelable operating leases are as follows:

Years ending September 30,
2009	$25,552
2010	25,207
2011	24,068
2012	22,791
2013	21,130
Thereafter	153,495

$272,243

Rent expense for operating leases was approximately $27.9 million, $22.1 million and $20.3 million for the years ended September 30, 2008, 2007 and 2006, respectively. Included in rent expense is rent paid to related parties which was approximately $2.2 million, $2.1 million and $2.0 million for the years ended September 30, 2008, 2007 and 2006, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

Licensing Agreements

In 1997, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses and delivery of services on our campuses. The agreement was amended in March 2008. Under the terms of the amended license agreement, we are committed to pay royalties based upon a flat per student fee for students who elect and attend the licensed program. Minimum payments are required as follows: $0.6 million for calendar years 2009 and 2010 and $0.7 million for calendar years 2011 and 2012. A license fee is also payable based upon a percentage of net sales related to the sale of any product which bears the licensed trademark. The royalty and license expenses related to this agreement were $0.5 million for each of the years ended September 30, 2008, 2007 and 2006, and were recorded in educational services and facilities expenses. In addition, we are required to pay a minimum marketing and advertising fee for which in return we receive the right to utilize certain advertising space in the licensor’s published periodicals. The required marketing and advertising fee is: $0.8 million for calendar year 2009 and $0.9 million for calendar years 2010 through 2012. The marketing and advertising fees related to this agreement were $0.7 million, $0.7 million and $0.6 million for the years ended September 30, 2008, 2007 and 2006, respectively, and were recorded in selling, general and administrative expenses. The agreement expires December 31, 2012.

In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. Under the terms of the agreement, we are required to pay a flat per student fee for each three week course a student completes of the total three courses offered in connection with this license agreement. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than six months notification of intent to terminate. In addition, the agreement may be terminated by the licensor after notification to us of a contractual breach if such breach remains uncured for more than 30 days. License fees related to this agreement were $1.1 million, $1.2 million and $1.0 million for the years ended September 30, 2008, 2007, and 2006, respectively, and were recorded in educational services and facilities expenses.

In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. This agreement replaces the previous licensing agreement which expired on June 30, 2007. We are committed to pay royalties based upon net revenue and sponsorship revenue, as defined in the agreement, from July 1, 2007 through December 31, 2017, the expiration of the agreement. The agreement required a minimum royalty payment of $1.5 million in calendar year 2008. The minimum royalty payments increase by $0.05 million in each calendar year subsequent to 2008. The expense related to these agreements was $1.5 million, $2.0 million and $2.2 million in the years ended September 30, 2008, 2007 and 2006, respectively, and was recorded in educational services and facilities expenses.

In August 2005, we settled claims with a third party that certain of our former employees had allegedly used the intellectual property assets of the third party in the development of our e-learning training products. Under the settlement agreement, we agreed, over a two-year period, to purchase $3.6 million of courseware licenses that will expire no later than December 2010. At September 30, 2008, we had purchased $3.6 million and used $1.7 million of courseware licenses. We record the expense for the purchased licenses on a straight-line basis over the period in which the registered user is expected to use the license. Expense related to this agreement was $0.8 million, $0.7 million and $0.2 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Vendor Relationships

In 2008, we entered into an agreement with a third party, under which they will develop a blend of instructor-led training and web-based training curriculum for our Hot Rod U, service operations, success track, auto and diesel courses. The curriculum will include modular components that can be modified for other programs we offer. The $9.6 million fixed-price agreement originated in September 2008, will expire in February 2010, and can be

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

terminated without cause by either party with a 30 day notice. No expense was incurred for this agreement prior to September 30, 2008.

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

Students are each provided a voucher which can be redeemed for a tool kit near graduation. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool kit vouchers are provided. Accordingly, at September 30, 2008 and 2007, we recorded an accrued tool set liability of $3.9 million and $4.0 million, respectively. Additionally, at September 30, 2008 and 2007, our liability to Snap-on Tools for vouchers redeemed by students was $2.1 million and $1.7 million, respectively, and was recorded in accounts payable and accrued expenses.

As we have opened new campuses, Snap-on Tools has historically advanced us credits for the purchase of their tools or equipment that support our growth. At September 30, 2008, a net prepaid expense with Snap-on Tools resulted from an excess of credits earned over credits used of $0.9 million. At September 30 2007, a net liability to Snap-on Tools of $0.5 million resulted from using credits in excess of credits earned.

Alternative Student Loan Programs

Effective September 6, 2006, we entered into a funding agreement with Sallie Mae which was amended November 3, 2006 and required us to pay a 20% discount on the loans issued under this program. This funding agreement expired on August 31, 2007. Effective September 1, 2007, we entered into a new funding agreement with Sallie Mae which required us to pay a discount ranging from 5% to 40% based upon specific credit risk as defined in the contract and associated with the individual student borrower. In January 2008, we received a termination letter, effective February 16, 2008, from Sallie Mae related to our discount loan program. As allowed for under the terms of the Sallie Mae agreement, all applications received through February 16, 2008 were processed by Sallie Mae. During the year ended September 30, 2008, Sallie Mae certified student loans of approximately $5.6 million under the discount loan program. We paid approximately $1.1 million and $1.0 million during the years ended September 30, 2008 and 2007, respectively. We recorded approximately $1.4 million and $0.7 million as a reduction to revenue during the years ended September 30, 2008 and 2007, respectively.

We recognize a liability for our full discount under both programs based upon the present value of expected cash flows under the agreements. We had no liability or receivable for the discount under these programs at September 30, 2008. Our liability and corresponding receivable at September 30, 2007 was $0.1 million. The discount is recognized as a reduction of tuition revenue over the matriculation of the student during his or her program.

Executive Employment Agreements

In July 2008, we entered into new employment agreements with key executives that provide for continued salary payments and continuing benefits if the executives are terminated for reasons other than cause, as defined in

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

the agreements. The aggregate amount of our commitments under these agreements is approximately $3.8 million at September 30, 2008.

Change in Control Agreements

We entered into amended severance agreements with two key executives and new severance agreements with 27 other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in control. Under the terms of the severance agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements is approximately $6.4 million at September 30, 2008.

Deferred Compensation Plan

We have deferred compensation agreements with four of our employees, providing for the payment of deferred compensation to each employee in the event that the employee is no longer employed by us. Under each agreement, the employee shall receive an amount equal to the compensation the employee would have earned if the employee had repeated the employment performance of the prior twelve months. We will pay the deferred compensation in a lump sum or over the period in which the employee would typically have earned the compensation had the employee been actively employed, at our option. Our commitment under the deferred compensation agreements was approximately $1.2 million at September 30, 2008.

Surety Bonds

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. We have posted surety bonds in the total amount of approximately $14.6 million at September 30, 2008.

Legal

In the ordinary conduct of our business, we are periodically subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Based on internal review, we record reserves using our best estimate of the probable and reasonably estimable contingent liabilities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party, individually or in the aggregate, will have a material adverse effect on our business, results of operations, cash flows or financial condition.

In October 2007, we received letters from the Department of Education for two of our schools, and in May 2007, we received letters from the Offices of the Attorneys General of the State of Arizona and the State of Illinois. The letters requested information related to our relationships with student loan lenders as well as information regarding our business practices. We have submitted timely responses to these requests. As part of the Arizona inquiry, we assisted in developing a code of conduct regarding lender practices, which we have since adopted. We received notification that the Office of Attorney General of the State of Arizona investigation was resolved in August 2008. In November 2007, we received a request for similar information from the Florida Attorney General’s

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

office. After submitting a timely response, we were notified in March 2008 that the investigation was closed without incident.

In April 2004, we received a letter on behalf of nine former employees of National Technology Transfer, Inc. (NTT), an entity that we purchased in 1998 and subsequently sold, making a demand for an aggregate payment of approximately $0.3 million and 19,756 shares of our common stock. In order to limit further litigation expense on this matter, we settled this matter in May 2008 for an amount less than we had previously accrued.

12.	Common Shareholders’ Equity

Common Stock

Holders of our common stock are entitled to receive dividends when and as declared by the board of directors and have the right to one vote per share on all matters requiring shareholder approval.

Stock Repurchase Program

On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. The 10b5-1 plan under which we were repurchasing our stock expired pursuant to its terms in February 2008 and we have not entered into another plan. At September 30, 2008, we had purchased 1,886,300 shares at a total cost of approximately $29.5 million under the current program.

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

Options issued under the 2002 Plan vest ratably each year over a four-year period. The expiration date of options granted under the 2002 Plan is the earlier of the ten-year anniversary of the grant date; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; 30 days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance. We do not intend to grant any additional options under the 2002 Plan.

The 2003 Plan was approved by our Board of Directors and adopted effective December 22, 2003 upon consummation of our initial public offering and amended on February 28, 2007 by our stockholders. The 2003 Plan authorizes the issuance of various common stock awards, including stock options and restricted stock, for approximately 4.4 million shares of our common stock. We issue our stock awards at the fair market value of our common stock which is determined based upon the closing price of our stock on the New York Stock Exchange on the grant date. Under the 2003 Plan, common stock awards generally vest ratably over a four year period. The expiration date of stock options granted under the 2003 Plan is the earlier of the seven or ten-year anniversary of the grant date, based on the terms of the individual grant; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; ninety days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance; or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

The restrictions associated with our restricted stock awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination. At September 30, 2008, 4.1 million shares of common stock were reserved for issuance under the 2003 Plan, of which 1.5 million shares are available for future grant.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model. The estimated fair value is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including, but not limited to, our expected stock price volatility, the expected term of the awards and actual and projected employee stock exercise behaviors. We evaluate our assumptions on the date of each grant.

We calculate the expected volatility using a method that includes an analysis of companies within our industry sector, including UTI, to calculate the annualized historical volatility. We believe that due to our limited historical experience as a public company, the calculated value method provides the best available indicator of the expected volatility used in our estimates.

In determining our expected term, we reviewed our historical share option exercise experience and determined it does not provide a reasonable basis upon which to estimate an expected term due to our limited historical award and exercise experience. As allowed by SAB No. 107 “Share-Based Payment” and SAB No. 110 “Share-Based Payment”, for the years ended September 30, 2008 and 2007, we applied the simplified method for calculating the expected term. The simplified method is the weighted mid-point between vesting date and the expiration date of the stock option agreement. The stock options granted during the years ended September 30, 2008 and 2007 have a graded vesting of 25% each year for four years and a seven or ten-year life.

We determine the risk-free interest rate of our awards using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. We have not historically paid cash dividends on our common stock. Therefore, we use an expected dividend yield of zero in the Black-Scholes option pricing model.

The following table summarizes the weighted average assumptions used for stock option grants made during each year:

	Year Ended September 30,
	2008	2007	2006

Expected years until exercised	4.78	6.25	6.25
Risk-free interest rate	3.22%	4.54%	4.89%
Expected dividends	—	—	—
Expected volatility	39.28%	39.39%	41.80%

Stock-based compensation expense recognized during the years ended September 30, 2008, 2007 and 2006 included awards granted prior to, but not vested at September 30, 2005. The expense related to those awards was based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. We use historical data to estimate forfeitures. In accordance with SFAS 123(R), our estimated forfeitures should be adjusted as actual forfeitures differ from our estimates, resulting in stock-based compensation expense only for those awards that actually vest. During our 2008 fourth quarter, we adjusted our estimated forfeiture rate to reflect actual experience and will continue to do so on an ongoing basis as actual forfeitures differ from our estimates. If factors change and different assumptions are employed in the application of SFAS No. 123 (R) in future periods, previously recognized stock-based compensation expense may require adjustment.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

The following table summarizes stock option activity under the 2002 and 2003 Plans:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value

Outstanding at September 30, 2007	2,515	$21.25	6.62	$10,439
Stock options granted	293	$13.03
Stock options exercised	(73)	$6.17
Stock options expired or forfeited	(461)	$25.06

Outstanding at September 30, 2008	2,274	$19.91	5.74	$6,691

Stock options exercisable at September 30, 2008	1,675	$19.70	5.26	$5,509
Stock options expected to vest at September 30, 2008	546	$20.34	7.07	$1,182

The total fair value of options which vested during the years ended September 30, 2008, 2007 and 2006 was $4.4 million, $5.3 million and $4.4 million, respectively. The aggregate intrinsic value in the preceding table for the activity during 2008 and at September 30, 2008 represents the total pretax intrinsic value, based on our closing stock price of $17.06 as of September 30, 2008, which would have been received by the stock option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the years ended September 30, 2008, 2007 and 2006 was $0.7 million, $0.3 million and $2.8 million, respectively. The weighted-average grant-date per share fair value of options granted during the years ended September 30, 2008, 2007 and 2006 was $5.01, $10.69 and $11.42, respectively.

The values for stock options exercised are summarized as follows:

	Year Ended September 30,
	2008	2007	2006

Cash received	$450	$493	$2,099
Tax benefits	$270	$110	$1,085

The following table summarizes restricted stock activity under the 2003 Plan:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share

Nonvested restricted stock outstanding at September 30, 2007	331	$23.50
Restricted stock awarded	594	$12.97
Restricted stock vested	(66)	$23.44
Restricted stock forfeited	(92)	$18.70

Nonvested restricted stock outstanding at September 30, 2008	767	$15.93

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

The following table summarizes the operating expense line and the impact on net income in the consolidated statements of income in which the stock-based compensation expense under SFAS No. 123(R) has been recorded:

	Year Ended September 30,
	2008	2007

Educational services and facilities	$622	$533
Selling, general and administrative	4,703	5,908

Total stock-based compensation expense	$5,325	$6,441

Income tax benefit	$2,018	$2,480

As of September 30, 2008, unrecognized stock compensation expense related to nonvested common stock awards was $14.3 million, which is expected to be recognized over a weighted average period of 3.3 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan that allows eligible employees to purchase our common stock up to an aggregate of 0.3 million shares at semi-annual intervals through periodic payroll deductions. The number of shares of common stock issued under this plan was 0.03 million shares in each of the years ended September 30, 2008 and 2007, respectively and 0.04 million shares in the year ended September 30, 2006. We received proceeds of $0.4 million, $0.6 million and $1.0 million in the years ended September 30, 2008, 2007 and 2006, respectively. Our plan provides for a market price discount of 5% and application of the market price discount to the closing stock price at the end of each offering period.

13.	Defined Contribution Employee Benefit Plan

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made matching contributions of approximately $1.5 million, $1.3 million and $1.4 million for the years ended September 30, 2008, 2007 and 2006, respectively.

14.	Segment Information

Our principal business is providing post-secondary education. We also provide manufacturer-specific training and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and, therefore, are reflected in the Other category. Corporate expenses are allocated to Post-Secondary Education and the Other category based on compensation expense.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

Summary information by reportable segment is as follows as of and for the years ended September 30:

	2008	2007	2006

Net revenues
Post-secondary education	$326,308	$336,089	$331,759
Other	$17,152	$17,281	$15,307

Consolidated	$343,460	$353,370	$347,066

Income (loss) from operations
Post-secondary education	$12,025	$23,934	$41,227
Other	$(1,328)	$(184)	$(487)

Consolidated	$10,697	$23,750	$40,740

Depreciation and amortization
Post-secondary education	$17,033	$18,265	$13,808
Other	$572	$486	$397

Consolidated	$17,605	$18,751	$14,205

Goodwill
Post-secondary education	$20,579	$20,579	$20,579
Other	$—	$—	$—

Consolidated	$20,579	$20,579	$20,579

Total assets
Post-secondary education	$202,986	$228,389	$208,859
Other	$6,389	$4,433	$3,302

Consolidated	$209,375	$232,822	$212,161

15.	Quarterly Financial Summary (Unaudited)

	First	Second	Third		Fourth	Fiscal
Year Ended September 30, 2008	Quarter	Quarter	Quarter		Quarter	Year

Net revenues	$90,035	$88,157	$80,639		$84,629	$343,460
Income (loss) from operations	$9,304	$2,275	$(1,429	)(1)	$547	$10,697
Net income (loss)	$6,483	$1,906	$(724	)(1)	$551	$8,216
Income (loss) per share:
Basic	$0.24	$0.08	$(0.03	)(1)	$0.02	$0.32
Diluted	$0.24	$0.07	$(0.03	)(1)	$0.02	$0.32

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

	First	Second	Third	Fourth		Fiscal
Year Ended September 30, 2007	Quarter	Quarter	Quarter	Quarter		Year

Net revenues	$89,534	$91,651	$85,176	$87,009		$353,370
Income (loss) from operations	$10,525	$9,450	$5,696	$(1,921	)(2)	$23,750
Net income (loss)	$6,910	$6,119	$3,856	$(1,321	)(2)	$15,564
Income (loss) per share:
Basic	$0.26	$0.23	$0.14	$(0.05	)(2)	$0.58
Diluted	$0.26	$0.22	$0.14	$(0.05	)(2)	$0.57

(1)	The loss from operations and net loss incurred during the three month period ending June 30, 2008 was primarily due to the increased investment in the new national advertising campaign, set-up fees associated with the proprietary loan program and a decline in average undergraduate full-time student enrollment.

(2)	The loss from operations and net loss incurred during the three month period ending September 30, 2007 was primarily due to approximately $4.5 million in operating expense related to our reduction in force implemented nationwide in September 2007.

The summation of quarterly net income (loss) per share, and quarterly net income (loss) per share assuming dilution, does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis. In addition, securities may have an anti-dilutive effect during individual quarters but not for the full year.

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
3.2		Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to a Form 8-K filed by the Registrant on February 23, 2005.)
4.1		Specimen Certificate evidencing shares of common stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
4.2		Registration Rights Agreement, dated December 16, 2003, between Registrant and certain stockholders signatory thereto. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.1		Credit Agreement, dated October 26, 2004, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
10	.1.1	Modification Agreement, dated July 5, 2006, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on July 7, 2006.)
10	.1.2	Second Modification Agreement, dated October 26, 2007, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on October 26, 2007.)
10	.2*	Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.5*	Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.6*	Universal Technical Institute, Inc. 2003 Incentive Compensation Plan (as amended February 28, 2007). (Formerly known as the 2003 Stock Incentive Plan). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007.)
10	.6.1*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.6.2*	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.7*	Amended and Restated 2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed December 14, 2005.)
10	.8*	Amended and Restated Employment and Non-Interference Agreement, dated April 1, 2002, between Registrant and Robert D. Hartman, as amended. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.8.1*	Description of terms of continuing relationship between Registrant and Robert D. Hartman. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on October 6, 2005.)
10	.9*	Employment Agreement, dated July 8, 2008, between Registrant and John C. White. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on July 9, 2008.)
10	.10*	Employment Agreement, dated July 8, 2008, between Registrant and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on July 9, 2008.)
10	.11*	Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on January 16, 2008.)
10.12		Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

Exhibit
Number		Description

10.13		Lease Agreement, dated July 2, 2001, as amended, between John C. and Cynthia L. White, as trustees of the John C. and Cynthia L. White 1989 Family Trust, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.14		Lease Agreement, dated July 2, 2001, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.15		Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 5, 2004, or an amendment thereto (No. 333-114185).)
10.16		Agreement of Purchase and Sale, dated October 10, 2007, by and between GE Commercial Finance Business Property Corporation and Universal Technical Institute of Massachusetts, Inc. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant of October 12, 2007.)
10.17		Professional Services Agreement with Resources Global Professionals. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on February 12, 2008.)
10	.18*	Transition and Separation Agreement, dated March 17, 2008, between Registrant and Jennifer L. Haslip. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on March 21, 2008.)
10	.19*	Employment Agreement dated July 24, 2008, between Registrant and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on July 29, 2008.)
21.1		Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K dated December 14, 2005.)
23.1		Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
24.1		Power of Attorney. (Included on signature page.)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*	Indicates a contract with management or compensatory plan or arrangement.