Form 10-Q
period 2008-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2009-02-03
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 29, 2009, there were 25,100,711 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

ii

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2008	2008
	($’s in thousands)
Assets
Current assets:
Cash and cash equivalents	$87,531	$80,878
Restricted cash	2,000	2,000
Receivables, net	15,654	20,222
Deferred tax assets	5,995	5,951
Prepaid expenses and other current assets	9,366	8,568

Total current assets	120,546	117,619
Property and equipment, net	67,588	68,258
Goodwill	20,579	20,579
Other assets	2,881	2,919

Total assets	$211,594	$209,375

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$34,372	$37,995
Deferred revenue	45,605	44,695
Accrued tool sets	3,889	3,870
Income tax payable	2,500	—
Other current liabilities	40	44

Total current liabilities	86,406	86,604
Deferred tax liabilities	1,491	2,908
Deferred rent liability	5,426	5,354
Other liabilities	6,418	6,322

Total liabilities	99,741	101,188

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,408,555 shares issued and 25,091,310 shares outstanding at December 31, 2008 and 28,406,762 shares issued and 25,089,517 shares outstanding at September 30, 2008	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	138,462	137,100
Treasury stock, at cost, 3,317,245 shares at December 31, 2008 and September 30, 2008	(59,571)	(59,571)
Retained earnings	32,959	30,655

Total shareholders’ equity	111,853	108,187

Total liabilities and shareholders’ equity	$211,594	$209,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended
	December 31,
	2008	2007
	(In thousands, except per
	share amounts)

Net revenues	$90,121	$90,035

Operating expenses:
Educational services and facilities	47,742	46,186
Selling, general and administrative	38,790	34,545

Total operating expenses	86,532	80,731

Income from operations	3,589	9,304

Other income (expense):
Interest income	79	1,371
Interest expense	(12)	(10)
Other income	71	—

Total other income	138	1,361

Income before income taxes	3,727	10,665
Income tax expense	1,423	4,182

Net income	$2,304	$6,483

Basic net income per share	$0.09	$0.24

Diluted net income per share	$0.09	$0.24

Weighted average number of common shares outstanding:
Basic	25,090	26,788

Diluted	25,462	27,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2008	28,407	$3	$137,100	3,317	$(59,571)	$30,655	$108,187
Net income	—	—	—	—	—	2,304	2,304
Issuance of common stock under employee plans	2	—	(17)	—	—	—	(17)
Tax charge from employee stock plans	—	—	(11)	—	—	—	(11)
Stock compensation	—	—	1,390	—	—	—	1,390

Balance at December 31, 2008	28,409	$3	$138,462	3,317	$(59,571)	$32,959	$111,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	December 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$2,304	$6,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,371	4,381
Bad debt expense	2,084	928
Stock-based compensation	1,390	1,545
Deferred income taxes	(1,473)	(731)
Loss on sale of property and equipment	121	407
Changes in assets and liabilities:
Receivables	2,336	(3,925)
Prepaid expenses and other current assets	(807)	55
Other assets	8	453
Accounts payable and accrued expenses	(3,310)	(5,565)
Deferred revenue	910	(4,505)
Income tax payable	2,647	5,210
Accrued tool sets and other current liabilities	15	(263)
Other liabilities	83	58

Net cash provided by operating activities	10,679	4,531

Cash flows from investing activities:
Purchase of property and equipment	(4,016)	(6,490)
Proceeds from sale of property and equipment	5	32,662

Net cash (used in) provided by investing activities	(4,011)	26,172

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	(17)	158
Excess tax benefit from stock-based compensation	2	—
Purchase of treasury stock	—	(6,810)

Net cash used in financing activities	(15)	(6,652)

Net increase in cash and cash equivalents	6,653	24,051
Cash and cash equivalents, beginning of period	80,878	75,594

Cash and cash equivalents, end of period	$87,531	$99,645

Supplemental disclosure of cash flow information:
Taxes paid	$250	$5

Interest paid	$12	$19

Training equipment obtained in exchange for services	$287	$396

Accrued capital expenditures	$313	$821

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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2008.
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
3. Recent Accounting Pronouncements
Recent accounting pronouncements are disclosed in our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2008. During the three months ended December 31, 2008 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.
4. Fair Value Measurements
In accordance with Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” we measure our money market funds included in cash and cash equivalents at fair value, which was the same as cost at December 31, 2008. Our money market funds are classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. At December 31, 2008, our cash and cash equivalents were invested in a mutual fund that invests in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes and U.S. treasury bills.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
5. Weighted Average Number of Common Shares Outstanding
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months ended December 31, 2008, 1,812,041 shares, and for the three months ended December 31, 2007, 961,639 shares, which could be issued under outstanding options or unvested restricted stock, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.
The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended
	December 31,
	2008	2007
	(In thousands)
Basic common shares outstanding	25,090	26,788
Dilutive effect related to employee stock plans	372	635

Diluted common shares outstanding	25,462	27,423

6. Property and Equipment, net
Property and equipment, net consist of the following:

	Depreciable	December 31,	September 30,
	Lives (in years)	2008	2008

Training equipment	3 – 10	$61,005	$62,184
Office and computer equipment	3 – 10	28,036	27,847
Software developed for internal use	3	7,430	6,962
Curriculum development	5	584	584
Vehicles	5	704	761
Leasehold improvements	1 – 28	34,169	33,675
Construction in progress	—	3,431	2,332

		135,359	134,345
Less accumulated depreciation and amortization		(67,771)	(66,087)

		$67,588	$68,258

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,	September 30,
	2008	2008

Accounts payable	$3,590	$5,126
Accrued compensation and benefits	22,110	24,675
Other accrued expenses	8,672	8,194

	$34,372	$37,995

8. Reduction in Workforce
In September 2007, we implemented a nationwide reduction in force of approximately 225 employees and recorded operating expenses of approximately $4.5 million. The liability associated with this reduction in force is being paid over a period ending June 30, 2009. During the quarter ended December 31, 2008 we paid out approximately $0.1 million, reducing the outstanding liability to approximately $0.1 million.
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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectibility is not reasonably assured. Accordingly, we will recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. During the three months ended December 31, 2008, we expensed approximately $0.2 million related to the fees incurred with the bank and other service providers. Since loan collectibility is not reasonably assured, the loans and related deferred tuition revenue will not be recognized in our consolidated balance sheet until sufficient collection history has been obtained.
Our Board of Directors authorized the extension of up to $10 million of credit under the proprietary loan program. As of December 31, 2008, we had committed to provide loans to our students for approximately $7.4 million and of that amount there was approximately $5.1 million in loans outstanding.
10. Stock Repurchase Program
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. The 10b5-1 plan under which we were repurchasing our stock expired pursuant to its terms in February 2008 and we have not entered into another plan. No purchases were made during the three months ended December 31, 2008, however through December 31, 2008, we had purchased 1,886,300 shares at a total cost of approximately $29.5 million under the current program.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
11. Segment Reporting
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

	Three Months Ended
	December 31,
	2008	2007

Net revenues
Post-secondary education	$85,724	$85,577
Other	4,397	4,458

Consolidated	$90,121	$90,035

Income (loss) from operations
Post-secondary education	$3,936	$9,213
Other	(347)	91

Consolidated	$3,589	$9,304

Depreciation and amortization
Post-secondary education	$4,227	$4,249
Other	144	132

Consolidated	$4,371	$4,381

Goodwill
Post-secondary education	$20,579	$20,579
Other	—	—

Consolidated	$20,579	$20,579

Total assets
Post-secondary education	$208,509	$220,185
Other	3,085	3,730

Consolidated	$211,594	$223,915

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2008. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.
2009 Overview
Operations
Our net revenues for the three months ended December 31, 2008 were $90.1 million, an increase of $0.1 million, or 0.1% from the prior year. Our net income for the three months ended December 31, 2008 was $2.3 million, a decrease of $4.2 million, or 64.5% from the prior year. The increase in net revenues for the three months ended December 31, 2008 was primarily related to higher tuition prices, partially offset by a decline in average undergraduate student enrollment, a decrease in students retaking courses and an increase in need-based tuition scholarships, higher military and veteran discounts. Net income was impacted by higher compensation and related benefits expense, advertising costs, and bad debt expense and lower interest income. The higher costs were partially offset by lower contract services expense.
Average undergraduate full-time student enrollment decreased 1.5% to 16,323 for the three months ended December 31, 2008. Student starts for the three months ended December 31, 2008 were 3,319, an increase of 6.2% as compared to 3,126 for the three months ended December 31, 2007. The increase in starts is a result of the increased number of contracts written for future students during the period of January through September 2008. During the three months ended December 31, 2008, the number of contracts written with future students increased, continuing the trend we experienced during the last nine months of 2008. Although we are continuing to see positive trends from our national advertising campaign and our adult-focused representatives, positive results in terms of student populations and tuition revenue lag such trends. We continue to focus on improving customer service levels, simplifying the application process, and identifying funding alternatives for our students. Our ability to attract prospective students to fill our existing capacity continues to be impacted by external factors primarily related to the general economic conditions, rising tuition, access to affordable funding, and relocation costs. In response to both the external environment and internal operational issues, we have implemented a plan that focuses on stabilizing and improving key operating efforts. We are uncertain when we will realize the benefits of these efforts.
Proprietary Loan Program
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a national chartered bank in June 2008. For a detailed discussion, see “Proprietary Loan Program” in Note 9 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.

Our Board of Directors authorized the extension of up to $10 million of credit under the proprietary loan program. As of December 31, 2008, we had committed to provide loans to our students for approximately $7.4 million and of that amount there was approximately $5.1 million in loans outstanding. During the three months ended December 31, 2008, we expensed approximately $0.2 million related to the fees incurred with the bank and other service providers.
Results of Operations
The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended
	December 31,
	2008	2007

Net revenues	100.0%	100.0%

Operating expenses:
Educational services and facilities	53.0%	51.3%
Selling, general and administrative	43.0%	38.4%

Total operating expenses	96.0%	89.7%

Income from operations	4.0%	10.3%

Interest income	0.1%	1.5%
Other income	0.1%	0.0%

Total other income	0.2%	1.5%

Income before income taxes	4.2%	11.8%
Income tax expense	1.6%	4.6%

Net income	2.6%	7.2%

Capacity utilization is the ratio of our average undergraduate full-time student enrollment to total seats available. The following table sets forth the calculation of our capacity utilization during the periods indicated:

	Three Months Ended
	December 31,
	2008	2007

Average undergraduate full-time student enrollment	16,323	16,576
Total seats available	24,670	25,090
Average capacity utilization	66.2%	66.1%
During 2009, we plan to continue to seek alternative uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Net revenues. Our net revenues for the three months ended December 31, 2008 were $90.1 million, representing an increase of $0.1 million, or 0.1%, as compared to net revenues of $90.0 million for the three months ended December 31, 2007. This increase was due to tuition increases between 3% and 5%, depending on the program, partially offset by a 1.5% decrease in the average undergraduate full-time student enrollment, a decrease of approximately $0.4 million related to students retaking courses and an increase of approximately $0.6 million in need-based tuition scholarships, higher military and veteran discounts.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2008 were $47.7 million, an increase of $1.6 million as compared to $46.2 million for the three months ended December 31, 2007.
The following tables set forth the significant components of our educational services and facilities expenses:

			% of Net Revenues
	Three Months Ended		Three Months Ended		Impact on
	December 31,		December 31,		Operating
	2008	2007	2008	2007	Margin
	(In thousands)
Compensation and related costs	$24,812	$23,945	27.5%	26.6%	-0.9%
Occupancy costs	9,016	9,049	10.0%	10.0%	0.0%
Other educational services and facilities expenses	6,567	6,173	7.4%	6.9%	-0.5%
Depreciation expense	3,717	3,689	4.1%	4.1%	0.0%
Tools and training aids expense	2,384	2,286	2.6%	2.5%	-0.1%
Contract services expense	1,246	1,044	1.4%	1.2%	-0.2%

	$47,742	$46,186	53.0%	51.3%	-1.7%

Total compensation and related costs increased by approximately $0.9 million for the three months ended December 31, 2008. The increase is attributable to higher support staff salaries and an increase in bonus and benefits expense. Salaries expense increased $0.6 million for the three months ended December 31, 2008, as a result of an increase in the number of employees in our financial aid and other student support departments to assist our students with challenges presented by the general economic conditions and the changing student funding environment. Bonus expense increased $0.1 million for the three months ended December 31, 2008, as a result of certain campuses meeting their quarterly bonus criteria for the fiscal year ending September 30, 2009. Benefits expense increased $0.1 million for the three months ended December 31, 2008, due to increased expenses under our self-insured employee benefit plans.
Contract services expense increased $0.2 million for the three months ended December 31, 2008 primarily due to providing disability accommodations for hearing-impaired students.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2008 were $38.8 million representing an increase of $4.2 million as compared to $34.5 million for the three months ended December 31, 2007.
The following tables set forth the significant components of our selling, general and administrative expenses:

			% of Net Revenues
	Three Months Ended		Three Months Ended		Impact on
	December 31,		December 31,		Operating
	2008	2007	2008	2007	Margin
	(In thousands)
Compensation and related costs	$22,687	$19,926	25.2%	22.1%	-3.1%
Other selling, general and administrative expenses	6,685	7,042	7.3%	7.9%	0.6%
Advertising expense	6,000	4,804	6.7%	5.3%	-1.4%
Bad debt expense	2,084	928	2.3%	1.0%	-1.3%
Contract services expense	1,334	1,845	1.5%	2.1%	0.6%

	$38,790	$34,545	43.0%	38.4%	-4.6%

Compensation and related costs increased due to increases in salaries, bonus and benefits expense partially offset by decreases in stock compensation expense. Salaries expense increased $1.9 million for the three months ended December 31, 2008, primarily due to an increase in the sales force representatives in response to our increase in the number and quality of leads. Salaries expense also increased by approximately $0.2 million for accrued severance related to terminations during the three months ended December 31, 2008. Bonus expense increased $0.4 million for the three months ended December 31, 2008 as a result of certain campuses meeting their quarterly bonus criteria for the fiscal year ending September 30, 2009. Benefits expense increased $0.6 million for the three months ended December 31, 2008, due to increased expenses under our self-insured employee benefit plans. Stock-based compensation expense decreased $0.2 million for the three months ended December 31, 2008, primarily due to the timing of vesting of our stock options and the departure of executives who forfeited unvested options and restricted stock awards.
Advertising expense increased $1.2 million for the three months ended December 31, 2008, primarily due to limiting our spending during our first quarter of fiscal 2008 in anticipation of the launch of our new advertising campaign during our second quarter of 2008.
Bad debt expense increased $1.2 million for the three months ended December 31, 2008. We monitor the adequacy of our allowance for doubtful accounts on an ongoing basis. In light of our experience during the past year related to the general economic conditions, changes in the student funding environment, and our internal execution challenges, we have increased our allowance for doubtful accounts by $0.6 million during the three months ended December 31, 2008. The remaining $0.6 million increase in bad debt expense is primarily due to an increase in the number of accounts which were transferred to our collections agency.
The decrease in contract services expense is primarily due to a decrease in information technology consulting services, partially offset by an increase in creative services as we continue to invest in our national advertising campaign.

Interest income. Our interest income for the three months ended December 31, 2008 was $0.1 million, representing a decrease of $1.3 million, as compared to $1.4 million for the three months ended December 31, 2007. During September 2008, we changed the investments of our cash and cash equivalents from a mutual fund invested in commercial paper, variable rate bonds, repurchase agreements, certificates of deposit, time deposits, municipal bonds, short-term corporate bonds and federal agency issues to a mutual fund that invests in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes and U.S. treasury bills. This change resulted in a decrease in interest income.
Income taxes. Our provision for income taxes for the three months ended December 31, 2008 was $1.4 million or 38.2% of pretax income, as compared to $4.2 million, or 39.2% of pretax income for the three months ended December 31, 2007. The effective income tax rate in each year differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits. The decrease in the tax rate as a percentage of pretax income was primarily attributable to an adjustment of the prior year federal and state income tax liabilities.
Liquidity and Capital Resources
We finance our operating activities and our internal growth through cash generated from operations. Our net cash provided by operating activities was $10.7 million for the three months ended December 31, 2008, as compared to $4.5 million for the three months ended December 31, 2007.
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
Operating Activities
Three months ended December 31, 2008
For the three months ended December 31, 2008, our cash flows provided by operating activities were $10.7 million resulting from net income of $2.3 million with adjustments of $6.5 million for non-cash and other items and $1.9 million related to the change in our operating assets and liabilities.
For the three months ended December 31, 2008, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $4.4 million, substantially all of which was depreciation, bad debt expense of $2.1 million, stock-based compensation of $1.4 million and loss on sale of property and equipment of $0.1 million, partially offset by a $1.5 million change in deferred tax benefit.
Three months ended December 31, 2007
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

Changes in operating assets and liabilities
Three months ended December 31, 2008
For the three months ended December 31, 2008, changes in our operating assets and liabilities resulted in $1.9 million of cash provided, primarily attributable to changes in receivables, deferred revenue and income taxes payable, partially offset by changes in accounts payable and accrued expenses.
The decrease in receivables resulted in cash provided of $2.3 million. Receivables decreased primarily due to a lower number of students in school at December 31, 2008 when compared to September 30, 2008. In addition, our days sales outstanding (DSO) decreased by three days to approximately 18 days at December 31, 2008 compared to approximately 21 days at September 30, 2008. The decrease in DSO was primarily due to a focused effort to reduce the delay we were experiencing in receiving financial aid funding to settle in-school student receivables during 2008, and an increase in our allowance for doubtful accounts as discussed above.
The decrease in deferred revenue resulted in cash provided of $0.9 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at year end in relation to the completion of their program and an increase in need-based tuition scholarships.
The increase in income tax payable resulted in cash provided of $2.6 million and was primarily due to income taxes incurred on income earned during the three months ended December 31, 2008.
Accounts payable and accrued expenses decreased $3.3 million primarily due to the timing of our accounts payable and payroll cycles. The timing of our accounts payable cycle resulted in a decrease in accounts payable and accrued expenses of $1.0 million. Due to the timing of the payroll cycle, fewer days of payroll were accrued at December 31, 2008, resulting in a decrease of $2.3 million in accrued payroll and benefits.
Three months ended December 31, 2007
For the three months ended December 31, 2007, changes in our operating assets and liabilities resulted in cash outflows of $8.5 million and were primarily attributable to changes in receivables, deferred revenue, income taxes and accounts payable and accrued expenses.
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
We were in an income tax payable position at December 31, 2007, as compared to an income tax receivable position at September 30, 2007, due to the timing of income tax payments, which increased cash by $5.2 million.
Our working capital increased by $3.1 million to $34.1 million at December 31, 2008, as compared to $31.0 million at September 30, 2008. The increase was primarily attributable to the $6.7 million increase in cash at December 31, 2008, partially offset by the decrease to receivables discussed above. Our current ratio was 1.40 at December 31, 2008 as compared to 1.36 at September 30, 2008.

Investing Activities
For the three months ended December 31, 2008, cash used in investing activities was $4.0 million and was primarily related to the purchase of property and equipment associated with information technology projects, existing campus expansions and ongoing replacement of equipment related to student training. For the three months ended December 31, 2007, cash flows provided by investing activities were $26.2 million and were primarily related to proceeds received from the sale of the Norwood, Massachusetts campus facility offset by capital expenditures associated with existing campus expansions and ongoing replacement of equipment related to student training.
Financing Activities
For the three months ended December 31, 2008, cash flows used in financing activities were $0.01 million and were attributable to shares withheld for taxes on the vesting of restricted common stock under employee stock option plans. For the three months ended December 31, 2007, cash flows used in financing activities were $6.7 million and were attributable to the repurchase of our stock offset by proceeds received from issuance of common stock under employee stock option plans.
Debt Service
On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009. There was no amount outstanding on the line of credit at the date of the modification agreement or at December 31, 2008. We were in compliance with all covenants at December 31, 2008.
Future Liquidity Sources
Based on past performance and current expectations, we believe that our cash flows from operations and other sources of liquidity, including borrowings available under our revolving credit facility, will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations through the next 12 months.
We believe that the strategic use of our cash resources includes subsidizing funding alternatives for our students and we continue to evaluate repurchasing our common stock. In addition, our long term strategy includes the consideration of strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue debt resulting in increased interest expense.
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

Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2008 Annual Report on Form 10-K. During the three months ended December 31, 2008 there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
Recent accounting pronouncements are disclosed in our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2008. During the three months ended December 31, 2008 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Historically, our principal exposure to market risk related to changes in interest rates. As of December 31, 2008, we held $89.5 million in cash and cash equivalents and restricted cash. During the three months ended December 31, 2008, we earned interest income of $0.1 million. In September 2008, we changed the investments of our cash and cash equivalents from a mutual fund invested in commercial paper, variable rate bonds, repurchase agreements, certificates of deposit, time deposits, municipal bonds, short-term corporate bonds and federal agency issues to a mutual fund that invests in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes and U.S. treasury bills. Lower interest rates may reduce our interest income for fiscal year 2009.
As of December 31, 2008, we did not have significant short-term or long-term borrowings. Any future borrowings under our Revolving Credit Facility will be subject to interest rate risk. Please refer to the Form 10-K that we filed with the SEC on November 26, 2008 for additional information.
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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (“SEC”). The Form 10-K that we filed with the SEC on November 26, 2008 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them under the heading “Risk Factors” in the Form 10-K. We incorporate that section of the Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 3 of this report under the heading “Cautionary Factors That May Affect Future Results” and in Part I, Item 1A of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes the purchase of equity securities for the three months ended December 31, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate Dollar
			(c) Total Number	Value of Shares that
	(a) Total		of Shares	May Yet Be Purchased
	Number of	(b) Average	Purchased as	Under the Plans Or
	Shares	Price Paid	Part of Publicly	Programs
Period	Purchased(1)	per Share	Announced Plans	(In thousands)(2)
October 2008	—	$—	—	$20,534
November 2008	94	$19.23	—	$20,534
December 2008	808	$18.22	—	$20,534

Total	902		—	$20,534

(1)
Represents shares of common stock delivered to us as payment of taxes on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

(2)
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. This program was announced in a press release filed as an exhibit to the company’s Form 8-K filed on November 27, 2007. The 10b5-1 plan under which we were repurchasing our stock expired pursuant to its terms in February 2008 and we have not entered into another plan. No purchases were made during the three months ended December 31, 2008.

Item 6. EXHIBITS
(a) Exhibits:

Number	Description

3.1	Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.1 to a Form 8-K filed by the Registrant on December 15, 2008.)

10.1
Separation Agreement, Waiver and Release dated December 17, 2008, between Registrant and Larry H. Wolff. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on December 18, 2008.)

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

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: February 3, 2009	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.1 to a Form 8-K filed by the Registrant on December 15, 2008.)

10.1
Separation Agreement, Waiver and Release dated December 17, 2008, between Registrant and Larry H. Wolff. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on December 18, 2008.)

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