Form 10-Q
period 2009-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2009-05-05
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2009, there were 23,596,017 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2009	2008
	($’s in thousands)
Assets
Current assets:
Cash and cash equivalents	$69,453	$80,878
Restricted cash	—	2,000
Receivables, net	16,482	20,222
Deferred tax assets	6,424	5,951
Prepaid expenses and other current assets	9,491	8,568

Total current assets	101,850	117,619
Property and equipment, net	68,812	68,258
Goodwill	20,579	20,579
Other assets	4,812	2,919

Total assets	$196,053	$209,375

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$41,467	$37,995
Deferred revenue	41,387	44,695
Accrued tool sets	4,017	3,870
Other current liabilities	54	44

Total current liabilities	86,925	86,604
Deferred tax liabilities	1,066	2,908
Deferred rent liability	5,474	5,354
Other liabilities	6,975	6,322

Total liabilities	100,440	101,188

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,466,243 shares issued and 23,596,017 shares outstanding at March 31, 2009 and 28,406,762 shares issued and 25,089,517 shares outstanding at September 30, 2008	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	139,237	137,100
Treasury stock, at cost, 4,870,226 shares and 3,317,245 shares at March 31, 2009 and September 30, 2008, respectively	(76,506)	(59,571)
Retained earnings	32,879	30,655

Total shareholders’ equity	95,613	108,187

Total liabilities and shareholders’ equity	$196,053	$209,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net revenues	$89,125	$88,157	$179,246	$178,192

Operating expenses:
Educational services and facilities	48,898	46,822	96,640	93,008
Selling, general and administrative	40,430	39,060	79,220	73,605

Total operating expenses	89,328	85,882	175,860	166,613

Income (loss) from operations	(203)	2,275	3,386	11,579

Other income (expense):
Interest income	59	866	138	2,237
Interest expense	(9)	(9)	(21)	(19)
Other income	72	—	143	—

Total other income	122	857	260	2,218

Income (loss) before income taxes	(81)	3,132	3,646	13,797
Income tax expense (benefit)	(1)	1,226	1,422	5,408

Net income (loss)	$(80)	$1,906	$2,224	$8,389

Earnings per share:
Basic net income per share	$—	$0.08	$0.09	$0.32

Diluted net income per share	$—	$0.07	$0.09	$0.32

Weighted average number of common shares outstanding:
Basic	24,529	25,349	24,812	26,072

Diluted	24,529	25,593	25,154	26,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2008	28,407	$3	$137,100	3,317	$(59,571)	$30,655	$108,187
Net income						2,224	2,224
Issuance of common stock under employee plans	59	—	(134)				(134)
Tax charge from employee stock plans			(459)				(459)
Stock-based compensation			2,730				2,730
Treasury stock purchases				1,553	(16,935)		(16,935)

Balance at March 31, 2009	28,466	$3	$139,237	4,870	$(76,506)	$32,879	$95,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$2,224	$8,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,826	8,791
Bad debt expense	3,667	2,236
Stock-based compensation	2,697	2,820
Deferred income taxes	(2,774)	(408)
Loss on sale of property and equipment	706	530
Changes in assets and liabilities:
Receivables	263	(6,227)
Prepaid expenses and other current assets	(988)	(838)
Other assets	45	464
Accounts payable and accrued expenses	2,667	787
Deferred revenue	(3,308)	(11,655)
Income tax payable (receivable)	(191)	1,550
Accrued tool sets and other current liabilities	157	(433)
Other liabilities	94	138

Net cash provided by operating activities	14,085	6,144

Cash flows from investing activities:
Purchase of property and equipment	(8,448)	(10,430)
Proceeds from sale of property and equipment	6	32,661

Net cash (used in) provided by investing activities	(8,442)	22,231

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	(134)	386
Excess tax benefit from stock-based compensation	1	224
Purchase of treasury stock	(16,935)	(29,542)

Net cash used in financing activities	(17,068)	(28,932)

Net decrease in cash and cash equivalents	(11,425)	(557)
Cash and cash equivalents, beginning of period	80,878	75,594

Cash and cash equivalents, end of period	$69,453	$75,037

Supplemental disclosure of cash flow information:
Taxes paid	$4,139	$4,347

Interest paid	$21	$29

Training equipment obtained in exchange for services	$1,203	$671

Accrued capital expenditures	$1,428	$495

Capitalized stock-based compensation	$33	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
1. Nature of the Business
We are a leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at 10 campuses and manufacturer specific advanced training (MSAT) programs that are sponsored by the manufacturer or dealer at dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals and to develop recruitment, training and employment strategies that are driven by end market demand.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2008.
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
3. Recent Accounting Pronouncements
Recent accounting pronouncements are disclosed in our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2008. During the six months ended March 31, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.
4. Fair Value Measurements
In accordance with Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” we measure our money market funds included in cash and cash equivalents at fair value, which was the same as cost at March 31, 2009. Our money market funds are classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. At March 31, 2009, our cash and cash equivalents were invested in a mutual fund that invests in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes and U.S. treasury bills.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
5. Weighted Average Number of Common Shares Outstanding
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the six months ended March 31, 2009, 1,824,834 shares, and for the three months and six months ended March 31, 2008, 2,110,714 shares and 1,890,085 shares, respectively, which could be issued under outstanding options or unvested restricted stock, were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the three months ended March 31, 2009, diluted loss per share equals basic loss per share as the assumed exercise of outstanding stock options, vesting of unvested restricted stock and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.
The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands)
Basic common shares outstanding	24,529	25,349	24,812	26,072
Dilutive effect related to employee stock plans	—	244	342	404

Diluted common shares outstanding	24,529	25,593	25,154	26,476

6. Property and Equipment, net
Property and equipment, net consist of the following:

	Depreciable	March 31,	September 30,
	Lives (in years)	2009	2008

Training equipment	3 – 10	$62,152	$62,184
Office and computer equipment	3 – 10	27,894	27,847
Software developed for internal use	3	7,070	6,962
Curriculum development	5	643	584
Vehicles	5	697	761
Leasehold improvements	1 – 28	34,531	33,675
Construction in progress	—	5,844	2,332

		138,831	134,345
Less accumulated depreciation and amortization		(70,019)	(66,087)

		$68,812	$68,258

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31,	September 30,
	2009	2008

Accounts payable	$4,868	$5,126
Accrued compensation and benefits	27,346	24,675
Other accrued expenses	9,253	8,194

	$41,467	$37,995

8. Commitments and Contingencies
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
The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreements, we placed a $2.0 million deposit with the bank in July 2008 in order to secure our related loan purchase obligation. This balance is included in other assets in our consolidated balance sheet.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectibility is not reasonably assured. Accordingly, we will recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. During the three months and six months ended March 31, 2009, we expensed approximately $0.2 million and $0.4 million, respectively, related to the fees incurred with the bank and other service providers. Since loan collectibility is not reasonably assured, the loans and related deferred tuition revenue will not be recognized in our consolidated balance sheet until sufficient collection history has been obtained.
Our Board of Directors authorized the extension of up to $10 million of credit at the inception of the proprietary loan program during 2008 and authorized an additional $10 million of credit under the program during the three months ended March 31, 2009. As of March 31, 2009, we had committed to provide loans to our students for approximately $9.8 million and of that amount there was approximately $7.5 million in loans outstanding. During the three months and six months ended March 31, 2009, we expensed approximately $0.2 million and $0.4 million, respectively related to the fees incurred with the bank and other service providers.
9. Stock Repurchase Program
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. Through September 30, 2008, we had purchased 1,886,300 shares at a total cost of approximately $29.5 million under this program. During the three months ended March 31, 2009 we purchased 1,552,981 shares at an average price per share of $10.87 and a total cost of approximately $16.9 million. At March 31, 2009, we have purchased 3,439,281 shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program. On April 28, 2009, our Board of Directors authorized the repurchase of up to an additional $20.0 million of our common stock in the open market or through privately negotiated transactions.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net revenues
Post-secondary education	$84,843	$83,588	$170,567	$169,165
Other	4,282	4,569	8,679	9,027

Consolidated	$89,125	$88,157	$179,246	$178,192

Income (loss) from operations
Post-secondary education	$1,180	$2,508	$5,116	$11,721
Other	(1,383)	(233)	(1,730)	(142)

Consolidated	$(203)	$2,275	$3,386	$11,579

Depreciation and amortization
Post-secondary education	$4,277	$4,262	$8,504	$8,512
Other	178	148	322	279

Consolidated	$4,455	$4,410	$8,826	$8,791

Goodwill
Post-secondary education	$20,579	$20,579	$20,579	$20,579
Other	—	—	—	—

Consolidated	$20,579	$20,579	$20,579	$20,579

Total assets
Post-secondary education	$189,916	$195,008	$189,916	$195,008
Other	6,137	5,294	6,137	5,294

Consolidated	$196,053	$200,302	$196,053	$200,302

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
2009 Overview
Operations
Our net revenues for the three months and six months ended March 31, 2009 were $89.1 million and $179.2 million, respectively, increases of $1.0 million, or 1.1%, and $1.0 million, or 0.6%, respectively, from the prior year. Our net loss for the three months ended March 31, 2009 was $0.1 million and our net income for the six months ended March 31, 2009 was $2.2 million, decreases of $2.0 million and $6.2 million, respectively, from the prior year. The increase in net revenues for the three months and six months ended March 31, 2009 was primarily related to higher tuition prices and an increase in average undergraduate student enrollment, partially offset by the tuition revenue and loan origination fees financed under our proprietary loan program. Since collectibility is not reasonably assured, we will recognize the related amounts as tuition revenue when such amounts have been collected. Additionally, we had one less earning day in the three months and six months ended March 31, 2009, which offset the increase in revenue during those periods. Net income was impacted by higher compensation and related benefits expense, bad debt expense, and lower interest income. The higher costs were partially offset by lower advertising expense.
Average undergraduate full-time student enrollment increased 2.4% to 15,457 and 0.5% to 15,835 for the three months and six months ended March 31, 2009, respectively. Student starts for the three months and six months ended March 31, 2009 were 3,381 and 6,700, respectively, an increase of 19.5% and 12.5%, respectively, as compared to 2,829 and 5,955 for the three months and six months ended March 31, 2008, respectively. The increase in starts is a result of the increased number of contracts written for future students during the period of January through December 2008. During the three months ended March 31, 2009, the number of contracts written with future students increased, continuing the trend we experienced during calendar year 2008. Although we are continuing to see positive trends from our national advertising campaign and our adult-focused representatives, positive results in terms of student populations and tuition revenue lag such trends. We continue to focus on improving customer service levels, simplifying the application process, and identifying funding alternatives for our students. Our ability to attract prospective students to fill our existing capacity continues to be impacted by external factors primarily related to the general economic conditions, rising tuition, access to affordable funding, and relocation costs. In response to both the external environment and internal operational issues, we have implemented a plan that focuses on stabilizing and improving key operating efforts. We are uncertain when we will realize the benefits of these efforts.
The manufacturers we work with periodically review their technician hiring and training needs which results in adjustments to their training schedules and staffing requirements. Certain manufacturers performed such an assessment earlier this year which resulted in adjustments to their training schedules which has reduced our revenue. Additionally, since we require lower staffing levels to accommodate the training schedule, during the three months ended March 31, 2009, we provided severance packages and outplacement services to instructors impacted by the changes, which increased our salary expense during the period. The adjustment to the training schedules will continue to impact operating results of this segment through the remainder of this year. Some of those same manufacturers have identified additional training opportunities which will be offered as elective programs in our post-secondary segment. The revenue and related costs associated with those elective programs will therefore be included in the results of operations for our post-secondary segment in future periods.

Student Lending Environment
Sallie Mae is discontinuing one of its loan products at the end of April 2009. We received $5.8 million from the product during the six months ended March 31, 2009 as compared to $11.5 million during the six months ended March 31, 2008. The product will be replaced by a new Sallie Mae loan program. The new loan program requires interest-only payments while borrowers are in school and has repayment terms of 6-7 years. The discontinued loan product did not require in-school payments, and had a repayment term of 15 years.
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a national chartered bank in June 2008. For a detailed discussion, see “Proprietary Loan Program” in Note 8 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.
Our Board of Directors authorized the extension of up to $10 million of credit at the inception of the proprietary loan program during 2008 and authorized an additional $10 million of credit under the program during the three months ended March 31, 2009. As of March 31, 2009, we had committed to provide loans to our students for approximately $9.8 million and of that amount there was approximately $7.5 million in loans outstanding. During the three months and six months ended March 31, 2009, we expensed approximately $0.2 million and $0.4 million, respectively, related to the fees incurred with the bank and other service providers.
Share Repurchase Program
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. Through September 30, 2008, we had purchased 1,886,300 shares at a total cost of approximately $29.5 million under this program. During the three months ended March 31, 2009 we purchased 1,552,981 shares at an average price per share of $10.87 and a total cost of approximately $16.9 million. At March 31, 2009, we have purchased 3,439,281 shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program. On April 28, 2009, our Board of Directors authorized the repurchase of up to an additional $20.0 million of our common stock in the open market or through privately negotiated transactions.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	54.9%	53.1%	53.9%	52.2%
Selling, general and administrative	45.3%	44.3%	44.2%	41.3%

Total operating expenses	100.2%	97.4%	98.1%	93.5%

Income (loss) from operations	-0.2%	2.6%	1.9%	6.5%

Interest income	0.0%	1.0%	0.0%	1.2%
Other income	0.1%	0.0%	0.1%	0.0%

Total other income	0.1%	1.0%	0.1%	1.2%

Income (loss) before income taxes	-0.1%	3.6%	2.0%	7.7%
Income tax expense (benefit)	0.0%	1.4%	0.8%	3.0%

Net income (loss)	-0.1%	2.2%	1.2%	4.7%

Capacity utilization is the ratio of our average undergraduate full-time student enrollment to total seats available. The following table sets forth the calculation of our capacity utilization during the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Average undergraduate full-time student enrollment	15,457	15,092	15,835	15,759
Total seats available	24,490	25,090	24,490	25,090
Average capacity utilization	63.1%	60.2%	64.7%	62.8%
During 2009, we plan to continue to seek alternative uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008 and Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008
Net revenues. Our net revenues for the three months ended March 31, 2009 were $89.1 million, representing an increase of $1.0 million, or 1.1%, as compared to net revenues of $88.2 million for the three months ended March 31, 2008. This increase was due to tuition increases between 3% and 5%, depending on the program, and an increase in the average undergraduate full-time student enrollment of 2.4%. Our net revenues were decreased by approximately $1.8 million related to tuition revenue and loan origination fees financed under our proprietary loan program. Since collectibility is not reasonably assured, we will recognize the related amounts as tuition revenue when such amounts have been collected. Additionally, our net revenues were decreased by approximately $1.4 million due to one less earning day in the three months ended March 31, 2009.

Our net revenues for the six months ended March 31, 2009 were $179.2 million, representing an increase of $1.0 million, or 0.6%, as compared to net revenues of $178.2 million for the six months ended March 31, 2008.
This increase was due to tuition increases between 3% and 5%, depending on the program, and by an increase in the average undergraduate full-time student enrollment of 0.5%. Our net revenues were decreased by approximately $3.1 million related to tuition revenue and loan origination fees financed under our proprietary loan program. Since collectibility is not reasonably assured, we will recognize the related amounts as tuition revenue when such amounts have been collected. Additionally, our net revenues were decreased by approximately $1.4 million due to one less earning day in the six months ended March 31, 2009.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and six months ended March 31, 2009 were $48.9 million and $96.6 million, respectively, an increase of $2.1 million and $3.6 million, respectively, as compared to $46.8 million and $93.0 million for the three months and six months ended March 31, 2008, respectively.
The following tables set forth the significant components of our educational services and facilities expenses:

			% of Net Revenues
	Three Months Ended		Three Months Ended		Impact on
	March 31,		March 31,		Operating
	2009	2008	2009	2008	Margin
	(in thousands)
Compensation and related costs	$26,254	$24,684	29.5%	28.0%	-1.5%
Occupancy costs	9,003	8,765	10.1%	9.9%	-0.2%
Other educational services and facilities expenses	5,945	6,023	6.7%	6.8%	0.1%
Depreciation expense	3,773	3,752	4.2%	4.3%	0.1%
Tools and training aids expense	2,201	2,439	2.5%	2.8%	0.3%
Contract services expense	1,722	1,159	1.9%	1.3%	-0.6%

	$48,898	$46,822	54.9%	53.1%	-1.8%

			% of Net Revenues
	Six Months Ended		Six Months Ended		Impact on
	March 31,		March 31,		Operating
	2009	2008	2009	2008	Margin
	(in thousands)
Compensation and related costs	$51,066	$48,629	28.5%	27.3%	-1.2%
Occupancy costs	18,020	17,814	10.1%	10.0%	-0.1%
Other educational services and facilities expenses	12,511	12,197	6.8%	6.8%	0.0%
Depreciation expense	7,490	7,441	4.2%	4.2%	0.0%
Tools and training aids expense	4,585	4,725	2.6%	2.7%	0.1%
Contract services expense	2,968	2,202	1.7%	1.2%	-0.5%

	$96,640	$93,008	53.9%	52.2%	-1.7%

Total compensation and related costs increased by approximately $1.6 million and $2.4 million for the three months and six months ended March 31, 2009, respectively. The increase is attributable to higher support staff salaries, severance accrual and an increase in benefits expense. Salaries expense increased $1.2 million and $1.8 million for the three months and six months ended March 31, 2009, respectively, primarily as a result of an increase in the number of employees in our financial aid and other student support departments. We increased our staff in these areas in response to the increase in contracts from January 2008 through December 2008, the changing student funding environment, changes in the general economic conditions and changes to our internal processes. Additionally, we are hiring and training seasonal staff in these areas in advance of our peak start period in the fourth quarter. Salaries expense also increased by $0.5 million related to severance accrued for employees impacted by adjustments to the training calendars for certain manufacturer specific training programs. The manufacturers we work with periodically review their technician hiring and training needs which results in adjustments to the training schedules and staffing requirements. Certain manufacturers performed such an assessment earlier this year which resulted in a reduction in the number of instructors. Benefits expense increased $0.3 million and $0.4 million for the three months and six months ended March 31, 2009, respectively, primarily due to increased expenses under our self-insured employee benefit plans.
Contract services expense increased $0.6 million and $0.8 million for the three months and six months ended March 31, 2009, respectively, primarily due to contracting consultants for process improvement projects in financial aid and admissions, and outplacement services for employees terminated during the quarter.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and six months ended March 31, 2009 were $40.4 million and $79.2 million, respectively, representing an increase of $1.4 million and $5.6 million as compared to $39.1 million and $73.6 million for the three months and six months ended March 31, 2008, respectively.
The following tables set forth the significant components of our selling, general and administrative expenses:

			% of Net Revenues
	Three Months Ended		Three Months Ended		Impact on
	March 31,		March 31,		Operating
	2009	2008	2009	2008	Margin
	(in thousands)
Compensation and related costs	$22,044	$19,626	24.7%	22.3%	-2.4%
Other selling, general and administrative expenses	7,932	7,560	8.9%	8.5%	-0.4%
Advertising costs	7,152	8,470	8.0%	9.6%	1.6%
Contract services expense	1,719	2,096	1.9%	2.4%	0.5%
Bad debt expense	1,583	1,308	1.8%	1.5%	-0.3%

	$40,430	$39,060	45.3%	44.3%	-1.0%

			% of Net Revenues
	Six Months Ended		Six Months Ended		Impact on
	March 31,		March 31,		Operating
	2009	2008	2009	2008	Margin
	(in thousands)
Compensation and related costs	$44,731	$39,551	25.0%	22.2%	-2.8%
Other selling, general and administrative expenses	14,616	14,602	8.2%	8.2%	0.0%
Advertising costs	13,153	13,274	7.3%	7.4%	0.1%
Contract services expense	3,053	3,942	1.7%	2.2%	0.5%
Bad debt expense	3,667	2,236	2.0%	1.3%	-0.7%

	$79,220	$73,605	44.2%	41.3%	-2.9%

Compensation and related costs increased primarily due to increases in salaries and benefits expense. Salaries expense increased $2.1 million and $4.0 million for the three months and six months ended March 31, 2009, respectively, primarily due to an increase in the sales force representatives in response to our increase in the number and quality of leads we have been experiencing. Benefits expense increased $0.3 million and $0.9 million for the three months and six months ended March 31, 2009, respectively, primarily due to increased expenses under our self-insured employee benefit plans.
Advertising expense decreased $1.3 million and $0.1 million for the three months and six months ended March 31, 2009, respectively, primarily due to expenses concentrated in the three months ended March 31, 2008 related to the launch of a new advertising campaign.

Contract services expense decreased $0.4 million and $0.9 million for the three months and six months ended March 31, 2009, respectively, primarily due to a decrease in information technology and financial consulting services, partially offset by an increase in creative services as we continue to invest in our national advertising campaign.
Bad debt expense increased $0.3 million and $1.4 million for the three months and six months ended March 31, 2009, respectively, due to changes in the student funding environment, our internal execution challenges, and the declining general economic conditions experienced over the past twelve months.
Interest income. Our interest income for the three months and six months ended March 31, 2009 was $0.1 million, representing a decrease of $0.8 million and $2.1 million, respectively, as compared to $0.9 million and $2.2 million for the three months and six months ended March 31, 2008, respectively. During September 2008, we changed the investments of our cash and cash equivalents from a mutual fund invested in commercial paper, variable rate bonds, repurchase agreements, certificates of deposit, time deposits, municipal bonds, short-term corporate bonds and federal agency issues to a mutual fund that invests in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes and U.S. treasury bills. During the three months ended March 31, 2009 we used $16.9 million of cash to repurchase outstanding common stock of the company. These changes resulted in the decreases to interest income.
Income taxes. Our provision for income taxes for the six months ended March 31, 2009 was $1.4 million, or 39.0% of pre-tax income, as compared to $5.4 million, or 39.2% of pre-tax income for the six months ended March 31, 2009. The effective income tax rate in each year differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits. The decrease in the tax rate as a percentage of pretax income was primarily attributable to an adjustment of the prior year federal and state income tax liabilities.
Liquidity and Capital Resources
We finance our operating activities and our internal growth through cash generated from operations. Our net cash provided by operating activities was $14.1 million for the six months ended March 31, 2009, as compared to $6.1 million for the six months ended March 31, 2008.
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
Operating Activities
Six months ended March 31, 2009
For the six months ended March 31, 2009, our cash flows provided by operating activities were $14.1 million resulting from net income of $2.2 million with adjustments of $13.1 million for non-cash and other items which were offset by $1.3 million related to the change in our operating assets and liabilities.

For the six months ended March 31, 2009, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $8.8 million, substantially all of which was depreciation, bad debt expense of $3.7 million, stock-based compensation of $2.7 million and loss on sale of property and equipment of $0.7 million, partially offset by a $2.8 million change in deferred tax benefit.
Six months ended March 31, 2008
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
Changes in operating assets and liabilities
Six months ended March 31, 2009
For the six months ended March 31, 2009, changes in our operating assets and liabilities resulted in cash outflows of $1.3 million and were primarily attributable to changes in prepaid expenses and deferred revenue, partially offset by changes in accounts payable and accrued expenses.
The increase in prepaid expenses resulted in a use of cash of $1.0 million and was primarily due to cash paid in advance to our third party claims administrator under our self-insured worker’s compensation plan of $0.4 million and an increase in prepaid television advertising of $0.6 million.
The decrease in deferred revenue resulted in a use of cash of $3.3 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program coupled with a decrease in student headcount at March 31, 2009 compared to September 30, 2008.
Accounts payable and accrued expenses increased $2.7 million primarily due to increases in our accrued salaries and benefits due to an increase in employee headcount, salary increases, bonus increases for our sales representatives, and the timing of payroll tax payments at March 31, 2009 compared to September 30, 2008.
Six months ended March 31, 2008
For the six months ended March 31, 2008, changes in our operating assets and liabilities resulted in cash outflows of $16.2 million and were primarily attributable to changes in receivables, deferred revenue, and prepaid expenses, partially offset by changes in accounts payable and accrued expenses and income taxes payable.
The increase in receivables resulted in a use of cash of $6.2 million. In-school student receivables increased due to the challenges we experienced in outsourcing a portion of our student financial aid process and the resulting delay in receiving student financial aid funding used to settle the students in-school receivable. This was partially offset by a lower number of students in school at March 31, 2008 when compared to September 30, 2007. The increase in receivables also affected our days sales outstanding (DSO) which was approximately 16 days at March 31, 2008 compared to approximately 14 days at March 31, 2007.
The decrease in deferred revenue resulted in a use of cash of $11.7 million and was primarily due to the decrease in students in school at March 31, 2008 when compared to September 30, 2007.

Prepaid expenses increased $0.8 million primarily due to payments made for worker’s compensation of $0.6 million and increase in prepaid advertising of $0.3 million.
Accounts payable and accrued expenses increased $0.8 million primarily due to $1.3 million related to the timing of our payroll cycle and an increase of $6.6 million for the bonus accruals related to the year ending September 30, 2008 partially offset by $2.7 million in severance payments related to our reduction in force in September 2007, $2.9 million in bonus payments primarily related to the year ended September 30, 2007 and $2.8 million in bonus payments related to our high school focused sales representative graduate bonus plan.
We were in an income tax payable position at March 31, 2008 as compared to an income tax receivable position at September 30, 2007, due to the timing of income tax payments, which increased cash by $1.6 million.
Investing Activities
Six months ended March 31, 2009
For the six months ended March 31, 2009, cash used in investing activities was $8.4 million and was primarily related to the purchase of property and equipment associated with information technology projects, curriculum development, campus improvements and ongoing replacement of equipment related to student training.
Six months ended March 31, 2008
For the six months ended March 31, 2008, cash flows provided by investing activities were $22.2 million and were primarily related to proceeds received from the sale of the Norwood, Massachusetts campus facility offset by capital expenditures associated with existing campus expansions and ongoing replacement of equipment related to student training.
Financing Activities
Six months ended March 31, 2009
For the six months ended March 31, 2009, cash flows used in financing activities were $17.1 million and were primarily attributable to the repurchase of our stock.
Six months ended March 31, 2008
For the six months ended March 31, 2008, cash flows used in financing activities were $28.9 million and were primarily attributable to the repurchase of our stock.
Debt Service
On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009. There was no amount outstanding on the line of credit at the date of the modification agreement or at March 31, 2009. We were in compliance with all covenants at March 31, 2009.

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
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2008 Annual Report on Form 10-K. During the six months ended March 31, 2009 there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
Recent accounting pronouncements are disclosed in our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2008. During the six months ended March 31, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Historically, our principal exposure to market risk related to changes in interest rates. As of March 31, 2009, we held $69.5 million in cash and cash equivalents. During the six months ended March 31, 2009, we earned interest income of $0.1 million. In September 2008, we changed the investments of our cash and cash equivalents from a mutual fund invested in commercial paper, variable rate bonds, repurchase agreements, certificates of deposit, time deposits, municipal bonds, short-term corporate bonds and federal agency issues to a mutual fund that invests in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes and U.S. treasury bills. Lower interest rates may reduce our interest income for fiscal year 2009.
As of March 31, 2009, we did not have significant short-term or long-term borrowings. Any future borrowings under our Revolving Credit Facility will be subject to interest rate risk. Please refer to the Form 10-K that we filed with the SEC on November 26, 2008 for additional information.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, in March 2009, Universal Technical Institute, Inc. hired a Vice President — Corporate Controller. This position supervises daily financial and internal control functions for the company and reports to the Chief Financial Officer. Inherent with any change in management is a change in understanding of the control environment and internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected. We do not believe that the change in management has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our 2008 Annual Report on Form 10-K.

Our business may be adversely affected by a general economic slowdown or recession in the U.S. or abroad.
The U.S. economy and the economies of other key industrialized countries are characterized by reduced economic activity, increased unemployment and substantial uncertainty about their financial services markets. The U.S. and other key economies may be in or heading toward recession. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events may reduce the demand for our programs among students, the willingness of employers to sponsor educational opportunities for their employees, and the ability of our students to find employment in the auto, diesel, motorcycle or marine industries, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows. In particular, the consolidation of automotive dealerships may result in a shift of employment opportunities for our graduates into automobile aftermarket service from automotive dealerships where, historically, the placement of our graduates has been concentrated. In addition, these events could adversely effect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults. See Risks Related to Our Industry—Our schools may lose eligibility to participate in Title IV programs if their student loan default rates are too high, which could reduce our student population, in our 2008 Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes the purchase of equity securities for the three months ended March 31, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate Dollar
			(c) Total Number	Value of Shares that
	(a) Total		of Shares	May Yet Be Purchased
	Number of	(b) Average	Purchased as	Under the Plans Or
	Shares	Price Paid	Part of Publicly	Programs
Period	Purchased(1)	per Share	Announced Plans	(In thousands)(2)
January 2009	—	$—	—	$20,534
February 2009	774,558	$11.57	750,022	$11,842
March 2009	802,959	$10.19	802,959	$3,660

Total	1,577,517		1,552,981	$3,660

(1)
Total shares includes 24,536 shares of common stock delivered to us as payment of taxes on the vesting of shares of our common stock for February 2009, which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

(2)
On November 26, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock in the open market or through privately negotiated transactions. This program was announced in a press release filed as an exhibit to the company’s Form 8-K filed on November 27, 2007. On April 28, 2009, our Board of Directors authorized the repurchase of up to an additional $20.0 million of our common stock in the open market or through privately negotiated transactions.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) Our annual meeting of stockholders was held on February 25, 2009.
(b) Our stockholders voted as follows to elect three Class III directors to our board of directors:

Directors:	For:	Against:	Abstained:

Roger S. Penske	15,625,234	7,688,696	11,424

John C. White	19,683,976	3,630,476	10,902

Linda J. Srere	22,824,915	489,682	10,757
Directors whose term of office continued after the annual meeting include: Conrad A. Conrad, Kimberly J. McWaters, A. Richard Caputo, Allan D. Gilmour, and Alan E. Cabito.
(c) Our stockholders voted as follows to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors for our financial statements for the year ending September 30, 2009:

For:	23,215,160	Against:	51,492	Abstain:	58,702
Item 6. EXHIBITS
(a) Exhibits:

Number	Description

10.1	Employment Agreement, dated March 6, 2009, between Registrant and Roger L. Speer. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on March 6, 2009.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: May 5, 2009	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)