Form 10-Q
period 2009-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2009-08-04
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 29, 2009, there were 23,709,846 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2009	2008
	($’s in thousands)
Assets
Current assets:
Cash and cash equivalents	$50,149	$80,878
Restricted cash	—	2,000
Investments, current portion	9,106	—
Receivables, net	13,207	20,222
Deferred tax assets	7,156	5,951
Prepaid expenses and other current assets	9,146	8,568

Total current assets	88,764	117,619
Investments, less current portion	8,181	—
Property and equipment, net	70,391	68,258
Goodwill	20,579	20,579
Other assets	4,703	2,919

Total assets	$192,618	$209,375

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,295	$37,995
Deferred revenue	36,628	44,695
Accrued tool sets	4,256	3,870
Other current liabilities	80	44

Total current liabilities	81,259	86,604
Deferred tax liabilities	1,419	2,908
Deferred rent liability	5,600	5,354
Other liabilities	6,725	6,322

Total liabilities	95,003	101,188

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,570,160 shares issued and 23,699,934 shares outstanding at June 30, 2009 and 28,406,762 shares issued and 25,089,517 shares outstanding at September 30, 2008	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	139,316	137,100
Treasury stock, at cost, 4,870,226 shares and 3,317,245 shares at June 30, 2009 and September 30, 2008, respectively	(76,506)	(59,571)
Retained earnings	34,802	30,655

Total shareholders’ equity	97,615	108,187

Total liabilities and shareholders’ equity	$192,618	$209,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$87,852	$80,639	$267,098	$258,831

Operating expenses:
Educational services and facilities	47,307	46,378	143,947	139,386
Selling, general and administrative	37,579	35,690	116,799	109,295

Total operating expenses	84,886	82,068	260,746	248,681

Income (loss) from operations	2,966	(1,429)	6,352	10,150

Other income (expense):
Interest income	43	521	181	2,758
Interest expense	(16)	(10)	(37)	(29)
Other income	64	183	207	183

Total other income	91	694	351	2,912

Income (loss) before income taxes	3,057	(735)	6,703	13,062
Income tax expense (benefit)	1,134	(11)	2,556	5,397

Net income (loss)	$1,923	$(724)	$4,147	$7,665

Earnings per share:
Net income (loss) per share — basic	$0.08	$(0.03)	$0.17	$0.30

Net income (loss) per share — diluted	$0.08	$(0.03)	$0.17	$0.30

Weighted average number of common shares outstanding:
Basic	23,626	25,059	24,451	25,736

Diluted	23,953	25,059	24,836	25,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2008	28,407	$3	$137,100	3,317	$(59,571)	$30,655	$108,187
Net income						4,147	4,147
Issuance of common stock under employee plans	239	—	261				261
Shares withheld for payroll taxes	(76)	—	(1,049)				(1,049)
Tax charge from employee stock plans			(676)				(676)
Stock-based compensation			3,680				3,680
Treasury stock purchases				1,553	(16,935)		(16,935)

Balance at June 30, 2009	28,570	$3	$139,316	4,870	$(76,506)	$34,802	$97,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$4,147	$7,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,092	13,177
Bad debt expense	5,048	3,377
Stock-based compensation	3,630	4,151
Deferred income taxes	(3,370)	149
Loss on disposal of property and equipment	727	720
Changes in assets and liabilities:
Receivables	2,439	(8,177)
Prepaid expenses and other current assets	(650)	495
Other assets	128	493
Accounts payable and accrued expenses	1,441	(3,703)
Deferred revenue	(8,067)	(12,387)
Income tax payable (receivable)	(668)	636
Accrued tool sets and other current liabilities	422	(716)
Other liabilities	143	167

Net cash provided by operating activities	18,462	6,047

Cash flows from investing activities:
Purchase of property and equipment	(14,411)	(13,385)
Proceeds from disposal of property and equipment	35	32,688
Purchase of investments	(17,287)	—

Net cash (used in) provided by investing activities	(31,663)	19,303

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	261	652
Payment of payroll taxes on stock-based compensation through shares withheld	(1,049)	(313)
Excess tax benefit from stock-based compensation	195	250
Purchase of treasury stock	(16,935)	(29,542)

Net cash used in financing activities	(17,528)	(28,953)

Net decrease in cash and cash equivalents	(30,729)	(3,603)
Cash and cash equivalents, beginning of period	80,878	75,594

Cash and cash equivalents, end of period	$50,149	$71,991

Supplemental disclosure of cash flow information:
Taxes paid	$6,420	$4,676

Interest paid	$37	$38

Training equipment obtained in exchange for services	$1,338	$1,395

Accrued capital expenditures	$1,482	$311

Capitalized stock-based compensation	$50	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
1. Nature of the Business
We are a leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at 10 campuses and manufacturer specific training programs that are sponsored by the manufacturer or dealer at dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals and to develop recruitment, training and employment strategies that are driven by end market demand.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2008.
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
Subsequent events have been evaluated through August 4, 2009, which is the date financial statements were issued.
3. Significant Accounting Policies
Investments
In May 2009, we began investing a portion of our cash in pre-refunded municipal bonds, which are primarily secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. We have the ability and intention to hold municipal bonds until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost. Investments with a maturity date greater than one year are classified as non-current. Interest income, including the amortization of any premium or discount, is included in Interest Income on our Condensed Consolidated Statement of Income. Please refer to Note 5, Investments, for further discussion.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
4. Recent Accounting Pronouncements
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us during our year-ended September 30, 2009 and will not have an impact on our financial condition or results of operations.
5. Investments
In May 2009, we began investing a portion of our cash in pre-refunded municipal bonds which are primarily secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. We have the ability and intention to hold municipal bonds until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost.
Amortized cost and estimated fair market value for investments classified as held-to-maturity at June 30, 2009 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value

Bonds due in less than 1 year	$9,106	$14	$(1)	$9,119
Bonds due in 1 – 2 years	8,181	16	(3)	8,194

	$17,287	$30	$(4)	$17,313

Marketable securities are exposed to various risks, including interest rate, market and credit risk. Due to the risks associated with marketable security investments, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
6. Fair Value Measurements
Statement of Financial Accounting Standards (SFAS) No.157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 confirms that the valuation techniques used to determine fair value are consistent with either the market approach, income approach and/or cost approach. SFAS No. 157 also establishes the following three-tier fair value hierarchy that prioritizes the inputs used in the valuation techniques to measure fair value:
Level 1 — Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;
Level 2 — Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and
Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.
SFAS No. 157 requires that valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. We use prices and inputs that are current as of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the observability of those prices and inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value for certain assets and liabilities and their placement within the fair value hierarchy.
Assets measured at fair value on a recurring basis in accordance with SFAS No. 157 consist of the following as of June 30, 2009:

	Fair Value Measurements at Reporting Date
		Quoted Prices in Active
		Markets for Identical
	June 30, 2009	Assets (Level 1)
Assets:
Cash equivalents:
Money market funds	$47,142	$47,142

	$47,142	$47,142

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
We measure our money market funds included in cash and cash equivalents at fair value. Our money market funds are classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets.
The carrying value of cash equivalents, accounts receivable and payable, accrued liabilities and deferred tuition approximates their respective fair value at June 30, 2009 and September 30, 2008 due to the short-term nature of these instruments.
7. Severance Agreements
During the nine months ended June 30, 2009, we entered into severance agreements with personnel who left the company and recorded related charges of approximately $1.8 million. The severance liability will be paid out ratably over the terms of the agreements, which range from 1 to 18 months, with the final agreement expiring in December 2010. Approximately $0.4 million of this liability was paid in the nine months ended June 30, 2009.
8. Weighted Average Number of Common Shares Outstanding
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months and nine months ended June 30, 2009, 1,795,861 shares and 1,865,858 shares, respectively, and for the nine months ended June 30, 2008, 2,133,162 shares, which could be issued under outstanding options or unvested restricted stock, were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the three months ended June 30, 2008, diluted loss per share equaled basic loss per share as the assumed exercise of outstanding stock options, vesting of unvested restricted stock and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.
The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic common shares outstanding	23,626	25,059	24,451	25,736
Dilutive effect related to employee stock	327	—	385	242

Diluted common shares outstanding	23,953	25,059	24,836	25,978

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
9. Property and Equipment, net
Property and equipment, net consist of the following:

	Depreciable	June 30,	September 30,
	Lives (in years)	2009	2008

Training equipment	3-10	$63,063	$62,184
Office and computer equipment	3-10	28,423	27,847
Software developed for internal use	3	7,392	6,962
Curriculum development	5	643	584
Vehicles	5	695	761
Leasehold improvements	1-28	35,121	33,675
Construction in progress	—	9,276	2,332

		144,613	134,345
Less accumulated depreciation and amortization		(74,222)	(66,087)

		$70,391	$68,258

10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30,	September 30,
	2009	2008

Accounts payable	$4,890	$5,126
Accrued compensation and benefits	25,618	24,675
Other accrued expenses	9,787	8,194

	$40,295	$37,995

11. Commitments and Contingencies
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
Proprietary Loan Program
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a national chartered bank in June 2008. Under terms of the related agreement, the bank originates loans for our students who meet our specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank on a monthly basis and assume all of the related credit risk. The loans bear interest at market rates; however, principal and interest payments are not required until six months after the student completes his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreement, we placed a $2.0 million deposit with the bank in July 2008 in order to secure our related loan purchase obligation. This balance was reclassified from Restricted Cash to Other Assets in our Condensed Consolidated Balance Sheet during 2009 because our Board of Directors extended the loan program and we do not anticipate the return of the deposit during the next 12 months.
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
Our Board of Directors authorized the extension of up to $10 million of credit at the inception of the proprietary loan program during 2008 and authorized an additional $10 million of credit under the program during the three months ended March 31, 2009. At June 30, 2009, we had committed to provide loans to our students for approximately $13.0 million and of that amount there was approximately $11.0 million in loans outstanding. During the three months and nine months ended June 30, 2009, we expensed approximately $0.2 million and $0.5 million, respectively related to the fees incurred with the bank and other service providers.
12. Stock Repurchase Program
On November 26, 2007 and April 28, 2009, our Board of Directors authorized the repurchase of up to $50.0 million and $20.0 million, respectively, of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. Through September 30, 2008, we had purchased 1,886,300 shares at a total cost of approximately $29.5 million under this program. During the three months ended March 31, 2009 we purchased 1,552,981 shares at an average price per share of $10.87 and a total cost of approximately $16.9 million. We did not make any purchases during the three months ended June 30, 2009. At June 30, 2009, we have purchased 3,439,281 shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
13. Segment Reporting
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues
Post-secondary education	$84,375	$75,976	$254,942	$245,141
Other	3,477	4,663	12,156	13,690

Consolidated	$87,852	$80,639	$267,098	$258,831

Income (loss) from operations
Post-secondary education	$3,229	$(1,330)	$8,345	$10,391
Other	(263)	(99)	(1,993)	(241)

Consolidated	$2,966	$(1,429)	$6,352	$10,150

Depreciation and amortization
Post-secondary education	$4,073	$4,239	$12,577	$12,751
Other	193	147	515	426

Consolidated	$4,266	$4,386	$13,092	$13,177

Goodwill
Post-secondary education	$20,579	$20,579	$20,579	$20,579
Other	—	—	—	—

Consolidated	$20,579	$20,579	$20,579	$20,579

Total assets
Post-secondary education	$188,329	$190,506	$188,329	$190,506
Other	4,289	5,046	4,289	5,046

Consolidated	$192,618	$195,552	$192,618	$195,552

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
2009 Overview
Operations
Our net revenues for the three months and nine months ended June 30, 2009 were $87.9 million and $267.1 million, respectively, increases of $7.2 million, or 8.9%, and $8.3 million, or 3.2%, respectively, from the prior year. Our net income for the three months and nine months ended June 30, 2009 was $1.9 million and $4.1 million, respectively, an increase of $2.6 million and decrease of $3.5 million, respectively, from the prior year. The increase in net revenues for the three months and nine months ended June 30, 2009 was a result of an increase in average undergraduate student enrollment, higher tuition prices, and a decrease in tuition discounts. The increase was partially offset by the tuition revenue and loan origination fees financed under our proprietary loan program, which because collectibility is not reasonably assured, we will recognize as tuition revenue when such amounts have been collected. Additionally, we had one less earning day in the nine months ended June 30, 2009, which offset the increase in revenue during that period. Net income was impacted by higher compensation and related benefits expense, bad debt expense, and lower interest income. The higher costs were partially offset by lower advertising expense.
Average undergraduate full-time student enrollment increased 10.1% to 14,813 and 3.4% to 15,531 for the three months and nine months ended June 30, 2009, respectively. Student starts for the three months and nine months ended June 30, 2009 were 2,946 and 9,646, respectively, an increase of 32.4% and 17.9%, respectively, as compared to 2,225 and 8,180 for the three months and nine months ended June 30, 2008, respectively. The increase in starts is a result of the growth in contracts written for future students during the period of January 2008 through March 2009, growth which continued during the three months ended June 30, 2009. The growth in contracts is the result of the investments we made in our national advertising campaign and our adult-focused representatives throughout 2008. Furthermore, during 2008, in response to the growth in contracts, we invested in the recruitment, training and development of additional financial aid and future student advisors to ensure we provide the level of service to our future students, which has contributed to our growth in starts and average undergraduate full-time student enrollment during the three months and nine months ended June 30, 2009. We anticipate we will experience improved efficiencies based on the continued investments we have made in these areas; however, we are uncertain when we will realize margin improvements.
Student Lending Environment
There is legislation under consideration which would discontinue the Federal Family Education Loan (FFEL) program under which banks and other lending institutions make loans to students or their parents. The legislation would make such loans available through the Federal Direct Loan Program. All of our institutions have been approved to process loans under the Direct Loan Program. We are modifying our processes and systems and believe we will be prepared to make the transition to the Direct Loan Program when necessary.
Sallie Mae discontinued one of its loan products at the end of April 2009. We received $7.9 million from the product during the nine months ended June 30, 2009 as compared to $17.6 million during the nine months ended June 30, 2008. The product will be replaced by a new Sallie Mae loan program. The new loan program requires interest-only payments while borrowers are in school and has repayment terms of 6-7 years. The discontinued loan product did not require in-school payments, and had a repayment term of 15 years.

In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a proprietary loan program with a national chartered bank in June 2008. For a detailed discussion, see “Proprietary Loan Program” in Note 11 to our Condensed Consolidated Financial Statements within Part I, Item 1 of this report.
Our Board of Directors authorized the extension of up to $10 million of credit at the inception of the proprietary loan program during 2008 and authorized an additional $10 million of credit under the program during the three months ended March 31, 2009. As of June 30, 2009, we had committed to provide loans to our students for approximately $13.0 million and of that amount there was approximately $11.0 million in loans outstanding. During the three months and nine months ended June 30, 2009, we expensed approximately $0.2 million and $0.5 million, respectively, related to the fees incurred with the bank and other service providers.
Stock Repurchase Program
On November 26, 2007 and April 28, 2009, our Board of Directors authorized the repurchase of up to $50.0 million and $20.0 million, respectively, of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. Through September 30, 2008, we had purchased 1,886,300 shares at a total cost of approximately $29.5 million under this program. During the three months ended March 31, 2009 we purchased 1,552,981 shares at an average price per share of $10.87 and a total cost of approximately $16.9 million. We did not make any purchases during the three months ended June 30, 2009. At June 30, 2009, we have purchased 3,439,281 shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program.
New Campus
We are planning to open a new campus in Dallas, Texas during the summer of 2010, providing our automotive training program at the time of opening and adding our automotive/diesel training program during the following three to six months. The campus will contain approximately 100,000 square feet and accommodate 750 students on average, primarily from the Dallas-Fort Worth metro area. There are several factors that influenced our choice of Dallas, Texas for our new campus: Dallas is a large market with favorable demographics and high population growth; there is a high potential for acquiring students in the Dallas market that are currently not attending a UTI campus; and Dallas offers excellent employment potential for our graduates in the immediate and surrounding areas.
We are in the process of identifying the specific location for the facility and anticipate we will spend in the range of $4.5 million to $5.5 million on staffing and equipment for this campus over the next 15 months. We have begun the state licensing process. Once that process is complete, we will begin to incur sales and marketing costs, which have historically preceded the opening of a new campus by approximately nine months. We anticipate this new campus will become profitable within 9 months to 15 months after opening.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	53.8%	57.5%	53.9%	53.9%
Selling, general and administrative	42.8%	44.3%	43.7%	42.2%

Total operating expenses	96.6%	101.8%	97.6%	96.1%

Income (loss) from operations	3.4%	-1.8%	2.4%	3.9%

Interest income	0.0%	0.6%	0.1%	1.0%
Other income	0.1%	0.3%	0.1%	0.1%

Total other income	0.1%	0.9%	0.2%	1.1%

Income (loss) before income taxes	3.5%	-0.9%	2.6%	5.0%
Income tax expense (benefit)	1.3%	0.0%	1.0%	2.0%

Net income (loss)	2.2%	-0.9%	1.6%	3.0%

Capacity utilization is the ratio of our average undergraduate full-time student enrollment to total seats available. The following table sets forth the calculation of our capacity utilization during the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Average undergraduate full-time student enrollment	14,813	13,452	15,531	15,018
Total seats available	24,450	25,030	24,450	25,030
Average capacity utilization	60.6%	53.7%	63.5%	60.0%
We continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities. Additionally, during 2010 as discussed in the Overview section, we are planning to open a new campus in Dallas, Texas.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008 and Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008
Net revenues. Our net revenues for the three months ended June 30, 2009 were $87.9 million, representing an increase of $7.2 million, or 8.9%, as compared to net revenues of $80.6 million for the three months ended June 30, 2008. This increase was a result of an increase in the average undergraduate full-time student enrollment of 10.1%, tuition increases between 3% and 5%, depending on the program, and a decrease in tuition discounts of $1.3 million. Our net revenues were decreased by approximately $1.9 million primarily related to tuition revenue and loan origination fees financed under our proprietary loan program, which because collectibility is not reasonably assured, we will recognize as tuition revenue when such amounts have been collected.

Our net revenues for the nine months ended June 30, 2009 were $267.1 million, representing an increase of $8.3 million, or 3.2%, as compared to net revenues of $258.8 million for the nine months ended June 30, 2008. This increase was a result of an increase in the average undergraduate full-time student enrollment of 3.4% and tuition increases between 3% and 5%, depending on the program. Our net revenues were decreased by approximately $4.7 million primarily related to tuition revenue and loan origination fees financed under our proprietary loan program, which because collectibility is not reasonably assured, we will recognize as tuition revenue when such amounts have been collected. Additionally, our net revenues were decreased by approximately $1.4 million due to one less earning day in the nine months ended June 30, 2009.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and nine months ended June 30, 2009 were $47.3 million and $143.9 million, respectively, an increase of $0.9 million and $4.6 million, respectively, as compared to $46.4 million and $139.4 million for the three months and nine months ended June 30, 2008, respectively.
The following tables set forth the significant components of our educational services and facilities expenses:

	Three Months Ended		% of Net Revenues
	June 30,		Three Months Ended		Impact on
	2009	2008	June 30,		Operating
	(in thousands)		2009	2008	Margin
Compensation and related costs	$24,921	$23,984	28.4%	29.7%	1.3%
Occupancy costs	8,934	9,026	10.2%	11.2%	1.0%
Other educational services and facilities expenses	5,918	6,070	6.7%	7.6%	0.9%
Depreciation expense	3,684	3,738	4.2%	4.6%	0.4%
Tools and training aids expense	2,058	1,634	2.3%	2.0%	-0.3%
Contract services expense	1,792	1,926	2.0%	2.4%	0.4%

	$47,307	$46,378	53.8%	57.5%	3.7%

	Nine Months Ended		% of Net Revenues
	June 30,		Nine Months Ended		Impact on
	2009	2008	June 30,		Operating
	(in thousands)		2009	2008	Margin
Compensation and related costs	$75,987	$72,613	28.4%	28.1%	-0.3%
Occupancy costs	26,954	26,839	10.1%	10.4%	0.3%
Other educational services and facilities expenses	18,429	18,267	6.9%	7.0%	0.1%
Depreciation expense	11,173	11,179	4.2%	4.3%	0.1%
Tools and training aids expense	6,644	6,359	2.5%	2.5%	0.0%
Contract services expense	4,760	4,129	1.8%	1.6%	-0.2%

	$143,947	$139,386	53.9%	53.9%	0.0%

Total compensation and related costs increased by approximately $0.9 million and $3.4 million for the three months and nine months ended June 30, 2009, respectively. The increase is attributable to higher support staff salaries for both periods. Salaries expense increased $1.0 million and $3.1 million for the three months and nine months ended June 30, 2009, respectively, primarily due to the growth in contracts and our related investment in the recruitment, training, and development of additional financial aid and future student advisors to ensure we provide the highest level of service to our future students.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and nine months ended June 30, 2009 were $37.6 million and $116.8 million, respectively, representing an increase of $1.9 million and $7.5 million as compared to $35.7 million and $109.3 million for the three months and nine months ended June 30, 2008, respectively.
The following tables set forth the significant components of our selling, general and administrative expenses:

	Three Months Ended		% of Net Revenues
	June 30,		Three Months Ended		Impact on
	2009	2008	June 30,		Operating
	(in thousands)		2009	2008	Margin
Compensation and related costs	$23,502	$18,742	26.8%	23.2%	-3.6%
Other selling, general and administrative expenses	5,791	6,547	6.5%	8.3%	1.8%
Advertising costs	5,245	6,963	6.0%	8.6%	2.6%
Contract services expense	1,660	2,297	1.9%	2.8%	0.9%
Bad debt expense	1,381	1,141	1.6%	1.4%	-0.2%

	$37,579	$35,690	42.8%	44.3%	1.5%

	Nine Months Ended		% of Net Revenues
	June 30,		Nine Months Ended		Impact on
	2009	2008	June 30,		Operating
	(in thousands)		2009	2008	Margin
Compensation and related costs	$68,322	$58,293	25.6%	22.5%	-3.1%
Other selling, general and administrative expenses	20,332	21,148	7.5%	8.2%	0.7%
Advertising costs	18,398	20,238	6.9%	7.8%	0.9%
Contract services expense	4,699	6,239	1.8%	2.4%	0.6%
Bad debt expense	5,048	3,377	1.9%	1.3%	-0.6%

	$116,799	$109,295	43.7%	42.2%	-1.5%

Compensation and related costs increased primarily due to increases in salaries, bonuses and benefits expense. Salaries expense increased $2.6 million and $6.5 million for the three months and nine months ended June 30, 2009, respectively, primarily due to an increase in the number of sales force representatives in response to our increase in the number and quality of leads we have been experiencing and due to $1.2 million in accrued severance related to the departure of four executives during the three months ended June 30, 2009. Bonuses increased $1.6 million and $2.0 million for the three months and nine months ended June 30, 2009, respectively, as many of our campuses met or exceeded their bonus goals. Benefits expense increased $0.6 million and $1.5 million for the three months and nine months ended June 30, 2009, respectively, primarily due to increased expenses under our self-insured employee benefit plans, although benefits as a percentage of total compensation decreased for both current year periods.

Advertising expense decreased $1.7 million and $1.8 million for the three months and nine months ended June 30, 2009, respectively, primarily due to successful lead generation campaigns that require fewer sponsorships of national television programs and less local market promotion of specific campuses than in prior periods.
Contract services expense decreased $0.6 million and $1.5 million for the three months and nine months ended June 30, 2009, respectively, primarily due to decreases in information technology consulting services, financial consulting services, and set-up fees for the outsourcing of our proprietary loan program.
Bad debt expense increased $0.3 million and $1.7 million for the three months and nine months ended June 30, 2009, respectively, due to changes in the student funding environment, internal execution challenges, and the declining general economic conditions experienced over the past fifteen months.
Interest income. Our interest income was $0.04 million and $0.2 million for the three months and nine months ended June 30, 2009, respectively, representing a decrease of $0.5 million and $2.6 million, respectively, as compared to $0.5 million and $2.8 million for the three months and nine months ended June 30, 2008, respectively. During September 2008, we changed the investments of our cash and cash equivalents from a mutual fund invested in commercial paper, variable rate bonds, repurchase agreements, certificates of deposit, time deposits, municipal bonds, short-term corporate bonds and federal agency issues to a mutual fund that invests in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes and U.S. treasury bills. During the three months ended June 30, 2009, we moved $17.3 million of our cash into investment in pre-refunded municipal bonds. During the nine months ended June 30, 2009 we used $16.9 million of cash to repurchase outstanding common stock of the company. These changes resulted in the decreases to interest income.
Income taxes. Our provision for income taxes was $1.1 million or 37.1% of pre-tax income and $2.6 million or 38.1% of pre-tax income for three months and nine months ended June 30, 2009, respectively. Our income tax benefit was $0.01 million or 1.5% of pre-tax loss and $5.4 million or 41.3% of pre-tax income for the three months and nine months ended June 30, 2008, respectively. The effective income tax rate in each year differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits. The decrease in the tax rate as a percentage of pretax income was primarily attributable to the establishment of a valuation allowance for the deferred tax assets related to certain state net operating losses in 2008.
Liquidity and Capital Resources
We finance our operating activities and our internal growth through cash generated from operations. Our net cash provided by operating activities was $18.5 million for the nine months ended June 30, 2009, as compared to $6.0 million for the nine months ended June 30, 2008.
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

Operating Activities
Nine months ended June 30, 2009
For the nine months ended June 30, 2009, our cash flows provided by operating activities were $18.5 million resulting from net income of $4.1 million with adjustments of $19.1 million for non-cash and other items which were offset by $4.7 million related to the change in our operating assets and liabilities.
For the nine months ended June 30, 2009, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $13.1 million, substantially all of which was depreciation, bad debt expense of $5.0 million, stock-based compensation of $3.6 million and loss on disposal of property and equipment of $0.7 million, partially offset by a $3.3 million change in deferred tax benefit.
Nine months ended June 30, 2008
For the nine months ended June 30, 2008, our cash flows provided by operating activities were $6.0 million resulting from net income of $7.7 million with adjustments of $21.6 million for non-cash and other items which were offset by $23.2 million related to the change in our operating assets and liabilities.
For the nine months ended June 30, 2008, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $13.2 million, substantially all of which was depreciation, stock-based compensation of $4.2 million, bad debt expense of $3.4 million and loss on disposal of property and equipment of $0.7 million.
Changes in operating assets and liabilities
Nine months ended June 30, 2009
For the nine months ended June 30, 2009, changes in our operating assets and liabilities resulted in cash outflows of $4.7 million and were primarily attributable to changes in receivables, accounts payable and accrued expenses and deferred revenue.
The decrease in deferred revenue resulted in a use of cash of $8.1 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program coupled with a decrease in student headcount at June 30, 2009 compared to September 30, 2008.
The decrease in receivables resulted in cash provided of $2.4 million. Receivables decreased primarily due to a lower number of students in school at June 30, 2009 when compared to September 30, 2008. In addition, our days sales outstanding (DSO) at June 30, 2009 and September 30, 2008 was approximately 19 days.
Accounts payable and accrued expenses increased $1.4 million primarily due to the timing of our accounts payable cycle and an increase in accrued payroll and benefits. The timing of our accounts payable cycle resulted in an increase in accounts payable and accrued expenses of $0.5 million. Accrued payroll and benefits increased $0.9 million due to an increase in accrued bonuses partially offset by the decrease in the payroll accrual due to fewer days accrued at June 30, 2009.

Nine months ended June 30, 2008
For the nine months ended June 30, 2008, changes in our operating assets and liabilities resulted in cash outflows of $23.2 million and were primarily attributable to changes in receivables, deferred revenue and accounts payable and accrued expenses.
The increase in receivables resulted in a use of cash of $8.2 million. In-school student receivables increased due to the challenges we have experienced in our student financial aid process due to the changing student funding environment and the resulting delay in receiving student financial aid funding used to settle the students in-school receivable. This was partially offset by a lower number of students in school at June 30, 2008 when compared to September 30, 2007. The increase in receivables also affected our days sales outstanding (DSO) which was approximately 17 days at June 30, 2008 compared to approximately 16 days at September 30, 2007.
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
Investing Activities
Nine months ended June 30, 2009
For the nine months ended June 30, 2009, cash used in investing activities was $31.7 million and was primarily related to $14.4 million for the purchase of property and equipment associated with information technology projects, curriculum development, campus improvements and ongoing replacement of equipment related to student training. In addition, during the three months ended June 30, 2009, we invested $17.3 million of cash equivalents in pre-refunded municipal bonds.
Nine months ended June 30, 2008
For the nine months ended June 30, 2008, cash flows provided by investing activities were $19.3 million and were primarily related to proceeds received from the sale of the Norwood, Massachusetts campus facility offset by capital expenditures associated with existing campus expansions and ongoing replacement of equipment related to student training.
Financing Activities
Nine months ended June 30, 2009
For the nine months ended June 30, 2009, cash flows used in financing activities were $17.5 million and were primarily attributable to the repurchase of our stock.

Nine months ended June 30, 2008
For the nine months ended June 30, 2008, cash flows used in financing activities were $29.0 million and were primarily attributable to the repurchase of our stock.
Debt Service
On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009 and we intend to begin negotiations to renew the agreement. There was no amount outstanding on the line of credit at the date of the modification agreement or at June 30, 2009. We were in compliance with all covenants at June 30, 2009.
Future Liquidity Sources
Based on past performance and current expectations, we believe that our cash flows from operations and other sources of liquidity, including borrowings available under our revolving credit facility, will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations through the next 12 months.
We believe that the strategic use of our cash resources includes funding the new campus, subsidizing funding alternatives for our students and we continue to evaluate repurchasing our common stock. In addition, our long term strategy includes the consideration of strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations and available borrowings under our credit facility, we may incur additional debt or issue debt resulting in increased interest expense.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2008 Annual Report on Form 10-K. During the nine months ended June 30, 2009 there have been no significant changes in our critical accounting policies, other than as described below.
During the three months ended June 30, 2009, we began investing cash in pre-refunded municipal bonds, which are primarily secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. We have both the ability and intention to hold municipal bonds until maturity and therefore classify these investments as held-to-maturity, and report them at amortized cost. Investments with a maturity date greater than one year are classified as non-current. Interest and dividend income, including the amortization of any premium or discount, is included in Interest Income in our Condensed Consolidated Statement of Income. Please refer to Note 5, Investments, to our Condensed Consolidated Financial Statements within Part I, Item 1 of this report, for further discussion.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 4 to our unaudited condensed consolidated financial statements within Part I, Item 1 of this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal exposure to market risk relates to changes in interest rates. As of June 30, 2009, we held $50.1 million in cash and cash equivalents and $17.3 million in investments. During the nine months ended June 30, 2009, we earned interest income of $0.2 million. In September 2008, we changed the investments of our cash and cash equivalents from a mutual fund invested in commercial paper, variable rate bonds, repurchase agreements, certificates of deposit, time deposits, municipal bonds, short-term corporate bonds and federal agency issues to a mutual fund that invests in U.S. treasury notes, U.S. treasury bills and repurchase agreements primarily secured by U.S. treasury notes and U.S. treasury bills. Additionally, in May 2009, we began investing a portion of our cash in pre-refunded municipal bonds, collateralized by escrowed-to-maturity U.S. treasury notes. Lower interest rates may reduce our interest income for fiscal year 2009.
As of June 30, 2009, we did not have significant short-term or long-term borrowings. Any future borrowings under our Revolving Credit Facility will be subject to interest rate risk. Please refer to the Form 10-K that we filed with the SEC on November 26, 2008 for additional information.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The U.S. economy and the economies of other key industrialized countries are characterized by reduced economic activity, increased unemployment and substantial uncertainty about their financial services markets. The U.S. and other key economies may be in or heading toward recession. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events may reduce the demand for our programs among students, the willingness of employers to sponsor educational opportunities for their employees, and the ability of our students to find employment in the auto, diesel, motorcycle or marine industries, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows. In particular, the consolidation of automotive dealerships may result in a shift of employment opportunities for our graduates into automobile aftermarket service from automotive dealerships where, historically, the placement of our graduates has been concentrated. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults. See Risks Related to Our Industry—Our schools may lose eligibility to participate in Title IV programs if their student loan default rates are too high, which could reduce our student population, in our 2008 Annual Report on Form 10-K.
If the FFEL program is discontinued and our processes or information technology systems are not modified to accommodate the Direct Loan Program, we could experience a delay in obtaining funding for our students which could have a material impact on our cash flows and financial condition.
There is legislation under consideration which would discontinue the Federal Family Education Loan (FFEL) program under which banks and other lending institutions make loans to students or their parents. The legislation would make such loans available through the Federal Direct Loan Program. If we are not able to modify our process or systems to accommodate the Direct Loan Program, we could experience a delay in obtaining funding for our students which could have a material impact on our cash flows and financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the purchase of equity securities for the three months ended June 30, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate Dollar
			(c) Total Number	Value of Shares that
	(a) Total		of Shares	May Yet Be Purchased
	Number of	(b) Average	Purchased as	Under the Plans Or
	Shares	Price Paid	Part of Publicly	Programs
Period	Purchased(1)	per Share	Announced Plans	(In thousands)(2)
April	—	$—	—	$23,660
May	—	$—	—	$23,660
June	50,332	$15.13	—	$23,660

Total	50,332		—	$23,660

(1)
Total shares includes 50,332 shares of common stock delivered to us as payment of taxes on the vesting of shares of our common stock for June 2009, which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

(2)
On November 26, 2007 and April 28, 2009, our Board of Directors authorized the repurchase of up to $50.0 million and $20.0 million, respectively, of our common stock in the open market or through privately negotiated transactions.

Item 6.	EXHIBITS
(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: August 4, 2009	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)