Form 10-K
period 2009-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2009-12-01
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of November 23, 2009, 23,837,254 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the Company’s most recently completed second fiscal quarter (March 31, 2009) was approximately $252,264,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

UNIVERSAL TECHNICAL INSTITUTE, INC.

INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2009

i

PART I

ITEM 1.	BUSINESS

Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree, diploma and certificate programs at 10 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). We also offer manufacturer-specific training programs including both student paid electives at our campuses and manufacturer or dealer sponsored training at dedicated training centers. For the year ended September 30, 2009, our average undergraduate enrollment was 15,854 full-time students. We have provided technical education for over 40 years.

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

We are a primary, and often the sole provider of manufacturer based training programs pursuant to written or verbal agreements with various OEMs. We have relationships with the following OEMs:

American Honda Motor Co., Inc.	Mercury Marine, a division of Brunswick. Corp.
American Suzuki Motor Corp.	Navistar International Corp.
BMW of North America, LLC	Nissan North America, Inc.
Cummins Rocky Mountain, a subsidiary of Cummins, Inc.	Porsche Cars of North America, Inc.
Daimler Trucks N.A.	Toyota Motor Sales, U.S.A., Inc.
Ford Motor Co.	Volvo Cars of North America, Inc.
Harley-Davidson Motor Co.	Volvo Penta of the Americas, Inc.
Kawasaki Motors Corp., U.S.A.	Yamaha Motor Corp., USA
Mercedes-Benz USA, LLC

Participating manufacturers typically assist us in the development of course content and curricula, while providing us with vehicles, equipment, specialty tools and parts at reduced prices or at no charge and in some instances pay for the student tuition. Our collaboration with OEMs enables us to provide highly specialized education to our students, resulting in improved employment opportunities and the potential for higher wages for our graduates. These relationships are also valuable to our industry partners since our programs provide them with a steady supply of highly trained service technicians and a cost-effective alternative to in-house training. Plus, these relationships also support the development of incremental revenue opportunities from training the OEMs’ existing employees.

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

In addition to our curriculum-based relationships with OEMs, we also develop and maintain a variety of complementary associations with parts and tools suppliers, enthusiast organizations and other participants in the industries we serve. These relationships provide us with a variety of strategic and financial benefits that include, but are not limited to, equipment sponsorship, new product support, licensing and branding opportunities; even selected financial sponsorship for our campuses and students. These relationships improve the quality of our educational programs by reducing our investment cost of equipping classrooms and provide recruitment opportunities. As a result, we are able to expand the scope of our programs, strengthen our graduate placements and enhance our overall image within the industry.

Business Strategy

Our goal is to strengthen our position as the leading provider of postsecondary technical education services by effectively recruiting, training and placing professional auto, diesel, collision repair, motorcycle and marine technicians to meet the needs of our industry customers. To attain this goal we intend to pursue the following strategies:

Optimize marketing and sales.  Since our founding in 1965, we have grown our business and expanded our campus footprint to establish a national presence. Through the UTI, MMI and NASCAR Technical Institute brands, our undergraduate campuses and advanced training centers currently provide us with local representation covering several geographic regions across the United States. Supporting our campuses, we maintain a national recruiting network of approximately 310 education representatives who are able to identify, advise and enroll students from all 50 states and U.S. territories.

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

We will increase our market penetration in areas close to our campuses by focusing on targeted marketing to attract commuter students who have a higher propensity to show and target certain demographics that we have not fully penetrated. Additionally, we will continue to improve the mix of adult students to high school students to fill the nontraditional start dates and balance the student population throughout the year and implement the most efficient and effective recruitment strategies.

Enhance the future student experience.  We will continue to focus on simplifying the future student experience and financial aid process by improving customer service levels and simplifying processes. Additionally, we will continue to evaluate funding alternatives for our students to ensure we are providing our students with the best options to finance their education, including increasing the funding under our proprietary loan program for students who are not able to fully finance the cost of their education through traditional funding sources.

Open new campuses.  We will continue to identify new markets that complement our established campus network to support further growth opportunities. We believe there are a number of local markets that feature both pools of prospective students and career opportunities for our graduates that are not currently being served at one of our existing locations. By opening new campuses in local markets, we will not only supply skilled technicians to local employers but also provide postsecondary educational opportunities for students otherwise unwilling or unable to locate. Additionally, this will provide us with opportunities to offer continuing and advanced training to the existing workforces in the industries we serve; while helping us expand the reach and appeal of the UTI brand across the country. We expect the size of any future campuses will depend on the specific markets and program offerings. We are planning to open a new campus in the Dallas/Fort Worth, Texas metropolitan area during the summer of 2010.

Introduce “blended learning” curricula.  We intend to use our expertise to enhance the quality and delivery of the student educational experience by transforming our automotive and diesel program curricula into a ‘blended learning’ experience that combines several methodologies, reflective of current industry training methods and standards, and incorporates on-site classes and web-based learning. In addition to improving the overall educational experience for our auto/diesel students, the new curriculum will offer more convenience and training flexibility for our students while meeting industry standards. Further, we believe it will create the opportunity for more efficient use of facilities and faculty. The new curricula will be implemented first at the Dallas/Fort Worth campus.

Seek new and expand existing industry relationships.  We actively seek to develop new and expand existing relationships with leading OEMs, dealership networks and other industry participants that focus on the automotive, diesel, motorcycle and marine industries. Securing and expanding these relationships will support undergraduate enrollment growth, diversify tuition funding sources and increase program offerings.

Consider strategic acquisitions.  We selectively consider acquisition opportunities that, among other factors, would complement our program offerings, benefit from our resources and scale in marketing and whose administration could be integrated into our existing operations.

Industry Background

The market for qualified service technicians is large and growing. In the most recent data available, the U.S. Department of Labor estimated that in 2006 there were approximately 773,000 working automotive technicians in the United States, and this number was expected to increase by 14% from 2006 to 2016. Other 2006 estimates provided by the U.S. Department of Labor indicate that from 2006 to 2016 the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair, are expected to increase by 12%, 12%, 13% and 19%, respectively. This need for technicians is due to a variety of factors, including technological advancement in the industries our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service, as well as an aging and retiring workforce that generally requires training to keep up with technological advancements and maintain its technical competency. As a result of these factors, there will be an average of approximately 43,600 new job openings annually for new entrants from 2006 to 2016 in the fields we serve, according to data collected by the U.S. Department of Labor. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers which can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.

Schools and Programs

Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). The majority of our undergraduate programs are designed to be completed in 45 to 90 weeks and culminate in an associate of occupational studies degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $18,650 to $42,700 per program, depending on the nature and length of the program. Our campuses are accredited and our undergraduate programs are eligible for federal Title IV student financial aid funding. While attending one of our undergraduate programs, students may participate in manufacturer specific training programs, which are offered at our campus locations and paid for by the student. Upon completion of one of our automotive or diesel undergraduate programs, qualifying students have the opportunity to apply for enrollment in one of our manufacturer specific advanced training (MSAT) programs. These programs are offered in facilities in which OEMs supply the vehicles, equipment, specialty tools and curricula. In most cases, tuition for the advanced training programs is paid by each participating OEM or dealer in return for a commitment by the student to work for a dealer of that OEM upon graduation. We also provide continuing education and training to experienced technicians.

Our undergraduate schools and programs are summarized in the following table:

		Date Training
Location	Brand	Commenced	Principal Programs

Arizona (Avondale)	UTI	1965	Automotive; Diesel & Industrial
Arizona (Phoenix)	MMI	1973	Motorcycle
California (Rancho Cucamonga)	UTI	1998	Automotive
California (Sacramento)	UTI	2005	Automotive; Diesel & Industrial; Collision Repair and Refinishing
Florida (Orlando)	UTI/MMI	1986	Automotive; Motorcycle; Marine
Illinois (Glendale Heights)	UTI	1988	Automotive; Diesel & Industrial
Massachusetts (Norwood)	UTI	2005	Automotive; Diesel & Industrial
North Carolina (Mooresville)	UTI/NTI	2002	Automotive; Automotive with NASCAR
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel & Industrial
Texas (Houston)	UTI	1983	Automotive; Diesel & Industrial; Collision Repair and Refinishing

In addition, we anticipate we will begin teaching our automotive technology and automotive/diesel technology programs to students at our Dallas/Ft. Worth, Texas campus during the summer of 2010.

Universal Technical Institute (UTI)

UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are master certified by the National Automotive Technicians Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE). In order to apply for NATEF certification, a school must meet the ASE curriculum requirements and have also graduated its first class. Students have the option to enhance their training through the Ford Accelerated Credential Training (FACT) elective at all UTI campuses. We also offer the BMW FastTrack elective which is taught by UTI at BMW’s Ontario, California training center, the Avondale, Arizona campus, and the Orlando BMW dedicated training center; the Cummins Qualified Technician Program (CQTP) elective at our Avondale, Arizona and Houston, Texas campuses; the Daimler Trucks Finish First elective at our Avondale, Arizona campus; the International Truck Elective Program (ITEP) at our Glendale Heights, Illinois campus; the Mercedes-Benz USA, LLC elective program at our Rancho Cucamonga, California and Norwood, Massachusetts campuses; the Nissan Automotive Technician Training (NATT) program at our Houston, Texas; Mooresville, North Carolina; Sacramento, California and Orlando, Florida campuses; and the Toyota Professional Automotive Technician (TPAT) elective at our Glendale Heights, Illinois, Exton, Pennsylvania and Sacramento, California campuses. We offer the following programs under the UTI brand:

•	Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. The program ranges from 51 to 88 weeks in duration, and tuition ranges from approximately $26,100 to $36,850. Graduates of this program are qualified to work as entry-level service technicians in automotive dealer service departments or automotive repair facilities.

•	Diesel & Industrial Technology. Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. The program is 45 to 57 weeks in duration and tuition ranges from approximately $23,650 to $30,550. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•	Automotive/Diesel Technology. Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. The program ranges from 69 to 84 weeks in duration and tuition ranges from approximately $31,050 to $39,450.

Graduates of this program typically can work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships.

•	Automotive/Diesel & Industrial Technology. Established in 1970, the Automotive/Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 90 weeks in duration and tuition ranges from approximately $32,450 to $42,700. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including material handling, construction, transport refrigeration or farming.

•	Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program is designed to teach students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program is 51 weeks in duration and tuition ranges from approximately $26,450 to $28,800. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•	Motorcycle. Established in 1973, the MMI program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 48 to 96 weeks in duration and tuition ranges from approximately $18,650 to $37,300. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by six major motorcycle manufacturers. We have written agreements relating to motorcycle elective programs with BMW of North America, LLC; Harley-Davidson Motor Co.; and Kawasaki Motors Corp., U.S.A. In addition, we have verbal understandings relating to motorcycle elective programs with American Honda Motor Co., Inc.; American Suzuki Motor Corp.; and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co., Inc.; Harley-Davidson Motor Co. and Kawasaki Motors Corp., U.S.A. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting in our course development, providing equipment and product donations, and instructor training. The verbal understandings referenced may be terminated without cause by either party at any time.

•	Marine. Established in 1991, the MMI program is designed to teach students how to diagnose, service and repair boats and personal watercraft. The program is 60 weeks in duration and tuition is approximately $25,800. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers and we have verbal agreements relating to marine elective programs with American Honda Motor Co., Inc.; American Suzuki Motor Corp.; Mercury Marine, a division of Brunswick Corp.; and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co. Inc.; Kawasaki Motors Corp., U.S.A.; Mercury Marine, a division of Brunswick Corp. and Volvo Penta of the Americas, Inc. These marine manufacturers support us through their endorsement of our curricula content, assisting with course development, equipment and product donations, and instructor training. The verbal understandings referenced may be terminated without cause by either party at any time.

NASCAR Technical Institute (UTI/NTI)

Established in 2002, UTI/NTI offers the same type of automotive training as other UTI locations, and offers automotive training with additional NASCAR-specific courses. In the NASCAR-specific courses, students have the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities. The program ranges from 48 to 78 weeks in duration and tuition ranges from $26,800 to $39,300. Graduates of the Automotive Technology

program and the Automotive Technology with NASCAR (the NASCAR program) at UTI/NTI are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. Graduates from the NASCAR program have additional opportunities to work in racing-related industries. In 2007 and 2008, approximately 27% and 22%, respectively, of the graduates from the NASCAR program have found employment opportunities to work in racing-related industries with approximately 63% and 68%, respectively, working in the automotive service sector.

Manufacturer Specific Advanced Training Programs

Our advanced programs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive or diesel program may apply to be selected for these programs. The programs range from 14 to 24 weeks in duration and tuition is paid by the manufacturer or dealer, subject to employment commitments made by the student. The manufacturer also supplies vehicles, equipment, specialty tools and curricula for the courses. Pursuant to written agreements, we offer manufacturer specific advanced training programs for the following OEMs: BMW of North America, LLC; Navistar International Corp. (International Technician Education Program); Porsche Cars of North America, Inc.; and Volvo Cars of North America, Inc.

•	BMW. We have a written agreement with BMW of North America, LLC whereby we provide BMW’s Service Technician Education Program (STEP) at our Avondale, Arizona and Orlando, Florida training facilities and at the BMW training centers in Ontario, California; Woodcliff Lake, New Jersey and the Mini Service Technical Education Program (Mini Cooper STEP) at our Orlando, Florida training facilities using vehicles, equipment, specialty tools and curricula provided by BMW. This agreement expires on December 31, 2011 and may be terminated for cause by either party.

•	Navistar International Corp. We have a written agreement with Navistar International Corp. whereby we provide the International Technician Education Program (ITEP) training program at our training facilities in Glendale Heights, Illinois, Exton, Pennsylvania, and Sacramento, California using vehicles, equipment, specialty tools and curricula provided by Navistar. This agreement expires on December 31, 2011 and may be terminated without cause by either party upon 180 days written notice.

•	Porsche. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program (PTAP) at the Porsche Training Center in Atlanta, Georgia using vehicles, equipment, specialty tools and curricula provided by Porsche. The written agreement expires on September 30, 2010 and may be renewed by mutual agreement.

•	Volvo. We have a written agreement with Ford Motor Company whereby we conduct Volvo’s Service Automotive Factory Education (SAFE) program training at our training facility in Avondale, Arizona using vehicles, equipment, specialty tools and curricula approved by Volvo. This agreement expires on December 31, 2009.

Dealer/Industry Training

Technicians in all of the industries we serve are in regular need of training or certification on new technologies. Manufacturers are outsourcing a portion of this training to education providers such as UTI. We currently provide dealer technician training to manufacturers such as: American Honda Motor Co., Inc.; BMW of North America, LLC; Harley-Davidson Motor Co.; Kawasaki Motors Corp. U.S.A.; Mercedes-Benz USA, LLC; Mercury Marine, a division of Brunswick Corp. and Volvo Penta of the Americas, Inc.

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

An example of a product/financial support relationship is:

•	Snap-on Tools. Upon graduation from our undergraduate programs, students receive a Snap-on Tools entry-level tool set having an approximate retail value of $1,000. We purchase these tool sets from Snap-on Tools at a discount from their list price pursuant to a written agreement which expires in April 2017. In the context of this relationship, we have granted Snap-on Tools exclusive access to our campuses to display tool related advertising, and we have agreed to use Snap-on Tools equipment to train our students. We receive credits from Snap-on Tools for student tool kits that we purchase and any additional purchases made by our students. We can then redeem those credits to purchase Snap-on Tools equipment and tools for our campuses at the full retail list price.

•	Licensing. Licensing agreements enable us to establish meaningful relationships with key industry brands. We pay a licensing fee and, in return, receive the right to use a particular industry participant’s name or logo in our promotional materials and on our campuses. We believe that our current and potential students generally identify favorably with the recognized brand names licensed to us, enhancing our reputation and the effectiveness of our marketing efforts.

An example of a licensing arrangement is:

•	NASCAR. We have a licensing arrangement with NASCAR and are its exclusive education provider for automotive technicians. The agreement expires on December 31, 2017 and may be terminated for cause by either party at any time prior to its expiration. In July 2002, the NASCAR Technical Institute opened in Mooresville, North Carolina. This relationship provides us with access to the network of NASCAR sponsors, presenting us with the opportunity to enhance our product support relationships. The popular NASCAR brand name combined with the opportunity to learn on high-performance cars is a powerful recruiting and retention tool.

•	Manufacturer Training. Manufacturer training relationships provide benefits to us that impact each of our education programs. These relationships support entry-level training tailored to the needs of a specific manufacturer, as well as continuing education and training of experienced technicians. In our entry-level programs, students receive training and certification on a given manufacturer’s products. In return, the manufacturer supplies vehicles, equipment, specialty tools and parts, and assistance in developing curricula. Students who receive this training are often certified to work on that manufacturer’s products when they complete the program. The certification typically leads to both improved employment opportunities and the potential for higher wages. Manufacturer training relationships lower the capital investment necessary to equip our classrooms and provide us with a significant marketing advantage. In addition, through these relationships, manufacturers are able to increase the pool of skilled technicians available to service and repair their products.

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

Examples of manufacturer training relationships include:

•	Mercedes-Benz USA, LLC. This is an example of a student-paid elective program. Pursuant to a written agreement, we offer a technician training Mercedes-Benz Program at our Rancho Cucamonga, California

and Norwood, Massachusetts campuses. The Mercedes-Benz Program uses training and course materials as well as training vehicles and equipment provided by Mercedes-Benz. This agreement was entered during 2009, will expire April 30, 2012 and may be terminated without cause by either party upon 90 days written notice.

•	American Honda Motor Co., Inc. This is an example of a dealer technician training program paid for by the manufacturer or dealer. We provide marine and motorcycle training for experienced American Honda technicians utilizing training materials and curricula provided by American Honda. Pursuant to written agreements, our instructors provide marine and motorcycle dealer training at American Honda-authorized training centers across the United States. The marine dealer training agreement expires on June 30, 2010 and the motorcycle dealer training agreement expires on September 30, 2010. These agreements may be terminated for cause by American Honda at any time prior to their expiration. Pursuant to verbal agreements, we oversee the administration of the motorcycle training program, including technician enrollment, and American Honda supports our campus Hon Tech training program by donating equipment and providing curricula.

•	Porsche. This is an example of a MSAT program paid for by the OEM. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program (PTAP) at the Porsche Training Center in Atlanta, Georgia using vehicles, equipment, specialty tools and curricula provided by Porsche. The written agreement expires on September 30, 2010 and may be renewed by mutual agreement.

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

We utilize a student centered recruiting policy to maximize efficiency of our admissions representatives with a focus on the prospective student. Our admissions representatives are provided training and tools to assist any prospective student.

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

•	Field-Based Representatives. Our field-based education representatives recruit prospective students primarily from high schools across the country. On average, over the last three fiscal years approximately 50% of our student population has been recruited directly out of high school. Currently, we employ approximately 150 field-based education representatives with assigned territories covering the United States and U.S. territories. Our field-based education representatives generate the majority of their leads by making career presentations at high schools. Typically, the field-based education representatives enroll high school students during an application interview conducted at the homes of prospective students.

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

•	Campus-Based Representatives. In addition to our field-based and military education representatives, we employ campus-based representatives to recruit adult career seeker or career changer students. These representatives respond to student inquiries generated from national, regional and local advertising and promotional activities. Currently, we employ approximately 150 campus-based education representatives. Since adults tend to start our programs throughout the year instead of in the fall as is most typical of traditional school calendars, these students help balance our enrollment throughout the year.

•	Military Representatives. Our military representatives develop relationships with military personnel and provide information about our training programs. Currently, we employ approximately 10 military representatives. We deliver career presentations to soldiers who are approaching their date of separation or have recently separated from the military as a means of further educating these individuals on the merits of our technical training programs.

Student Admissions and Retention

We currently employ approximately 310 field, military and campus based education representatives who work directly with prospective students to facilitate the enrollment process. At each campus, student admissions are overseen by an admissions department that reviews each application. Different programs have varying admissions standards. For example, applicants for programs offered at our Avondale, Arizona location, which offers an associate of occupational studies (AOS) degree, must provide proof of: high school graduation, or its equivalent, certification of high school equivalency (G.E.D.); successful completion of a degree program at the postsecondary level; or successful completion of officially recognized home schooling. Students who present a diploma or certificate evidencing completion of home schooling or an online high school program are required to take and pass an entrance exam. Applicants at all other locations must meet the same requirements, or be at least 21 years of age and have the ability to benefit from the training as demonstrated by personal interviews and performance on a basic skills exam. Students who are beyond the age of compulsory attendance and have completed a high school program, but have not passed a state high school completion exam where required, may also apply to attend through the ability to benefit option, and must meet the same criteria outlined above. Students enrolling at UTI campuses in California are also required by state law to complete and achieve a passing score on an entrance exam prior to being accepted into a program.

To maximize student persistence, we have student services professionals and other resources to assist and advise students regarding academic, financial, personal and employment matters. Our consolidated student completion rate is approximately 70%, which we believe compares favorably with the student completion rates of other providers of comparable educational/training programs.

Enrollment

We enroll students throughout the year. For the twelve months ended September 30, 2009, we had an average enrollment of 15,854 full-time undergraduate students, representing an increase of approximately 6% as compared to the twelve months ended September 30, 2008. Currently, our student body is geographically diverse, with a majority of our students at most campuses having relocated to attend our programs. For the twelve months ended September 30, 2009, 2008 and 2007, we had average undergraduate enrollments of 15,854, 14,941 and 15,856, respectively.

Graduate Placement

Securing employment opportunities for our graduates is critical to our ability to attract high quality prospective students. Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our placement rate for 2008 and 2007 was 88% and 91%, respectively. The placement calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2007 to September 30, 2008 and October 1, 2006 to September 30, 2007, respectively. We anticipate our placement rate for 2009 may be lower than we have experienced historically due to challenges created by current economic conditions. For 2008, UTI had 11,663 total graduates, of which 11,137 were available for employment. Of those graduates available for employment, 9,749 were employed at the time of reporting, for a total of 88%. For 2007, UTI had 12,294 total graduates, of which 11,817 were available for employment. Of those graduates available for employment, 10,708 were employed at the time of reporting, for a total of 91%. In an effort to maintain our high placement rates, we offer an on-going program of employment search assistance to our students. Our schools develop job opportunities and referrals, instruct active students on employment search and interviewing skills, provide access to reference materials and assistance with the composition of resumes. We also seek out employers who may participate in our Tuition Reimbursement Incentive Program (TRIP), whereby employers assist our graduates with their tuition obligation by paying back a portion or all of their student loans. We believe that our employment services program provides our students with a more compelling value proposition and enhances the employment opportunities for our graduates.

Faculty and Employees

Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. Our existing instructors have an average of six years of experience teaching at UTI and our average undergraduate student-to-teacher ratio is approximately 23-to-1.

Each school’s support team typically includes a campus president, an education director, an admissions director, a financial aid director, a student services director, an employment services director, a campus controller and a facilities director. As of September 30, 2009, we had approximately 2,245 full-time employees, including approximately 610 student support employees and approximately 825 full-time instructors.

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

Environmental Matters

We use hazardous materials at our training facilities and campuses, and generate small quantities of regulated waste, including, but not limited to, used oil, antifreeze, transmission fluid, paint and car batteries. As a result, our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. We are also required to obtain permits for our air emissions, and to meet operational and maintenance requirements, including periodic testing, for an underground storage tank located at one of our properties. In the event we do not maintain compliance with any of these laws and regulations, or if we are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of

1934 are available on our website, www.uti.edu under the “About Us — Investors — Financial Reporting — SEC Filings” captions, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website. Information contained on our website is not a part of this Report.

In Part III of this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2010 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or about January 15, 2010, our proxy statement for the 2010 Annual Meeting of Stockholders will be filed with the SEC and available on our website at www.uti.edu under the “About Us — Investors— SEC Filings” captions.

Information relating to corporate governance at UTI, including our Code of Conduct for all of our employees and our Supplemental Code of Ethics for our Chief Executive Officer and senior financial officers, and information concerning Board Committees, including Committee charters, is available on our website at www.uti.edu under the “About Us — Investors — Corporate Governance” captions. We will provide any of the foregoing information without charge upon written request to Universal Technical Institute, Inc., 20410 North 19th Avenue, Suite 200, Phoenix, Arizona 85027, Attention: Investor Relations.

Regulatory Environment

Our institutions and students participate in a variety of government-sponsored financial aid programs to assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended (HEA), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED). In 2009, we derived approximately 73% of our net revenues from Title IV Programs.

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

The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are consistent with those prescribed by ED and some states require institutions to post a surety bond. Currently, we have posted surety bonds on behalf of our institutions and education representatives with multiple states of approximately $13.3 million. We believe that each of our institutions is in substantial compliance with state education agency requirements. If any one of our institutions were to lose its authorization from the education agency of the state in which the institution is located, that institution would be unable to offer its programs and we could be forced to close that institution. If one of our institutions were to lose its authorization from a state other than the state in which the institution is located, that institution would not be able to recruit students in that state.

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

The California Bureau for Private Postsecondary and Vocational Education (BPPVE), the state authorizing agency for our two campuses located in California, became inoperative on June 30, 2007 and was repealed on January 1, 2008. As of September 30, 2009, in California, there was no regulatory body with oversight of private postsecondary schools.

In October 2009, California approved the California Private Postsecondary Education Act of 2009. The act established the Bureau for Private Postsecondary Education in the Department of Consumer Affairs as a successor agency to the BPPVE. The legislation will take effect on January 1, 2010. We do not expect this legislation to impact our California campuses.

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

Accreditation by an accrediting commission recognized by ED is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges, or ACCSC (formerly ACCSCT) an accrediting commission recognized by ED. Our campuses received a five-year grant of accreditation effective as follows:

May 2009 — Phoenix, Arizona Motorcycle Mechanics Institute (MMI)

February 2009 — Avondale, Arizona; Houston, Texas; Rancho Cucamonga, California; and Orlando, Florida

December 2008 — NASCAR Technical Institute (UTI/NTI), located in Mooresville, North Carolina

December 2007 — Sacramento, California

July 2007 — Norwood, Massachusetts

October 2006 — Exton, Pennsylvania

The Glendale Heights, Illinois campus completed the application for renewal of accreditation and on June 18, 2009, the visiting accreditation team reported that there were no findings of non-compliance and that our application would be considered at the November 2009 meeting. We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards. If any one of our institutions lost its accreditation, students attending that institution would no longer be eligible to receive Title IV Program funding, and we could be forced to close that institution.

An accrediting commission may place an institution on reporting status to monitor one or more specified areas of performance in relation to the accreditation standards. An institution placed on reporting status is required to report periodically to the accrediting commission on that institution’s performance in the area or areas specified by the commission. As of June 5, 2009, the Rancho Cucamonga, California campus was placed on progress reporting to monitor the effectiveness of the school’s ability to process refunds in accordance with its published refund policy. We have implemented new measures to improve our refund processing. As a result, the ACCSC has acknowledged we demonstrated marked improvement in processing refunds in a timely manner. As of September 11, 2009, two programs at the Orlando, Florida MMI campus were continued on outcomes reporting. One of these programs had insufficient enrollment (i.e., only one student) which resulted in inconclusive graduation and employment rates. The other program failed to satisfy the ACCSC benchmark graduation rate of 49% for a program of this length due in large part to the small number of students participating in the program (161 students). We modified this program with the intent to improve the graduation rate. Both of these programs are being monitored in an effort to produce successful outcomes. We expect these issues to be resolved in the normal course of business.

Nature of Federal and State Support for Postsecondary Education

The federal government provides a substantial part of its support for postsecondary education through Title IV Programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by ED. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and make timely progress toward completion of their program of study. In addition, each institution must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.

Students at our institutions receive grants and loans to fund their education under the following Title IV Programs: (1) the Federal Family Education Loan (FFEL) program; (2) the Federal Pell Grant (Pell) program; (3) the Federal Supplemental Educational Opportunity Grant (FSEOG) program; and (4) the Federal Perkins Loan (Perkins) program.

Federal Title IV Programs

FFEL.  Under the FFEL program, banks and other lending institutions make loans to students or their parents. If a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by ED. Students with financial need qualify for interest subsidies while in school and during grace periods. In 2009, we derived approximately 63% of our net revenues from the FFEL program.

Pell.  Under the Pell program, ED makes grants to students who demonstrate financial need. In 2009, we derived approximately 14% of our net revenues from the Pell program.

FSEOG.  FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. We are required to provide matching funding for 25% of all awards made under this program. In 2009, we derived less than 1% of our net revenues from the FSEOG program.

Perkins.  Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the institution’s revolving account to make loans to additional students, but the institution does not have any obligation to guarantee the loans or repay the defaulted amounts. For the federal award year that extends from July 1, 2009 through June 30, 2010, ED has no current plans to disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations; however, institutions may continue to make new Perkins loans to students out of their existing revolving accounts. In 2009, we derived less than 1% of our net revenues from the Perkins program.

Other Federal and State Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs and under the Workforce Investment Act. On August 1, 2009, the Post-9/11 GI Bill became effective for training. For many eligible participants, the Post-9/11 GI Bill is an alternative to other VA education benefit programs, such as the Montgomery GI Bill — Active Duty, Montgomery GI Bill — Selected Reserve and the Reserve Education Assistance Program (REAP). However, the Post-9/11 GI Bill is available for use only at a degree granting institution of higher learning. Currently, only our Avondale, Arizona campus has degree granting programs. In addition, many states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and other federal aid programs vary among the funding agencies and by program. Several states that provide financial aid to our students, including California, continue to face significant budgetary constraints. We believe that the overall level of state financial aid for our students may decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last.

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as eligible by ED. ED will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the HEA and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. All of our institutions are certified to participate in Title IV Programs.

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

Universal Technical Institute — NASCAR Technical Institute, Mooresville, North Carolina

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

Main campus: Universal Technical Institute, Houston, Texas

Additional location: Universal Technical Institute, Exton, Pennsylvania

In July 2006, ED began its recertification process for our institutions. Upon completion of its review, ED fully certified all of our institutions. ED certified our Houston, Texas institution and its additional locations to participate in Title IV Programs through March 2012. ED certified our Avondale and Phoenix, Arizona institutions and their additional locations to participate in Title IV Programs through September 2010. We will begin the renewal certification process for the Arizona institutions in March 2010.

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

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.  Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the HEA approximately every five to six years. The HEA was reauthorized, amended and signed into law on August 14, 2008 (the 2008 Act). The 2008 Act continued the availability of Title IV funds, authorized additional aid and benefits for students, required new federal reporting items and disclosures and codified compliance requirements related to student loans. In addition, the 2008 Act implemented numerous changes that impact how our institutions comply with the requirement that they receive no less than a certain percentage of their revenue from sources other than the Title IV programs, and with the cohort default rate requirement.

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

In September 2007, the College Cost Reduction and Access Act was signed into law. This law increased Pell Grants, gradually reduced the interest rate on federal Stafford loans by half over five years, and provided broader access to the grant and loan programs. The funds used to support these changes, however, come exclusively from the reduction of federal subsidies for the student loan providers involved in the FFEL program and the related costs may be passed to students through increased fees and reduced borrower benefits. Our students have not experienced difficulty in obtaining their loans under the FFEL program and we believe our lender relationships remain strong. In the past year, the list of national unaffiliated federal student loan providers we work with has expanded from four to seven.

The “90/10 Rule.” A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a formula mandated by ED and based on a cash basis of accounting. The 2008 Act includes implications for failing to comply with the requirements, mandates certain disclosure requirements, provides specific information on the calculations of the percentage of Title IV Program funds an institution received, and provides temporary relief from the impact of the increased student eligibility for Title IV Program funds.

The 2008 Act provides that an institution must exceed the 90% threshold for two consecutive institutional fiscal years to be subject to loss of Title IV eligibility. Further, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. The 2008 Act also provides that an institution that does exceed the 90% threshold for two consecutive years will lose Title IV eligibility for at least the next two years and if the institution exceeds the 90% threshold for two consecutive years, eligibility will terminate “on the date the institution is determined ineligible” by ED instead of the automatic loss of eligibility at the end of the fiscal year during which the institution exceeded the 90% threshold.

The 2008 Act provides specific guidance to the 90/10 calculation methodology, including the treatment of certain portions of Stafford loans, institutional loans, and revenue received from non-Title IV programs. The annual unsubsidized Stafford loans available for undergraduate students under the FFEL program increased by $2,000 on July 1, 2008, which, coupled with recent increases in the amount available to students via Pell Grants and other Title IV Programs, may result in some of our institutions receiving an increased amount of revenue from Title IV Programs. The 2008 Act provides relief from these recent increases in the availability and amount of federal aid. For the period from July 1, 2008 until June 30, 2011, an institution will be able to count as non-Title IV revenue that portion of any unsubsidized Stafford loan received by a student that exceeds the maximum loan amount that would have been available to such student under the law that was in effect prior to July 1, 2008.

For 2007 and 2008, we used the methodology in place prior to the 2008 Act to calculate the percentage of revenue derived from Title IV Programs for each of our institutions. For 2009, we revised our 90/10 calculation formula to comply with the provisions of the 2008 Act and determined that none of our institutions derived more than 90% of its revenue from Title IV Programs for any year. For 2009, our institutions’ 90/10 Rule Title IV percentages ranged from 71% to 76%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year.

Student Loan Defaults.  An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution’s current and former students default on their federal student loans exceed specified percentages. ED calculates these rates based on the number of students who have defaulted on their Federal Stafford loans, not the dollar amount of such defaults. ED calculates an institution’s cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution whose FFEL cohort default rate is 25% or greater for three consecutive federal fiscal years ending September 30 loses eligibility to participate in the FFEL and Pell programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose FFEL cohort default rate exceeds 40% for two consecutive federal fiscal years may have its eligibility to participate in all Title IV Programs limited, suspended or terminated by ED.

None of our institutions had an FFEL cohort default rate of 25% or greater for any of the federal fiscal years 2007, 2006 and 2005, the three most recent years for which ED has published such rates. The following table sets forth the FFEL cohort default rates for our institutions for those years.

	FFEL Cohort Default Rate
Institution	2007	2006	2005

Universal Technical Institute of Arizona	6.5%	6.5%	4.7%
Universal Technical Institute of Phoenix	6.8%	7.7%	7.0%
Universal Technical Institute of Texas	6.2%	8.0%	5.4%

The 2008 Act extends by one year the period for which student loan defaults will be included in the calculation of an institution’s default rate, a change that is expected to increase our cohort default rates. The new law also increases the threshold for an institution to lose its eligibility to participate in the relevant Title IV Programs for three consecutive years from 25% to 30%. These changes to the law take effect for institutions’ cohort default rates for federal fiscal year 2009, which are expected to be calculated and issued by ED in 2012.

An institution whose cohort default rate under the FFEL program is less than 10% for three consecutive years is not subject to a 30 day delay in receiving the first disbursement on FFEL loans. As of September 30, 2009, none of our institutions are subject to delayed disbursements. An institution whose cohort default rate under the FFEL program is 25% or greater, but less than 40%, for any one of the three most recent federal fiscal years may be placed on provisional certification status by ED for up to three years. None of our institutions are on provisional status with ED.

Perkins.  An institution with a cohort default rate under the Perkins program that is greater than 15% for any federal award year, the twelve month period from July 1 through June 30, may be placed on provisional certification. An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. All of our institutions have Perkins cohort default rates less than 11% for students who were scheduled to begin repayment in the federal award year ended June 30, 2008, the most recent federal award year reported by our institutions. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years for this reason. For the federal award year ending June 30, 2010, as with the two preceding federal award years, ED will not disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations. In our 2009 fiscal year, we derived less than 1% of our net revenues from the Perkins program.

Financial Responsibility Standards.  All institutions participating in Title IV Programs must satisfy specific ED standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change of control of the institution.

The institution’s financial responsibility is measured by its composite score which is calculated by ED based on three ratios:

•	the equity ratio which measures the institution’s capital resources, ability to borrow and financial viability;

•	the primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and

•	the net income ratio which measures the institution’s ability to operate at a profit.

ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all of its financial obligations including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. If ED determines that an institution does not satisfy its financial responsibility standards, depending on the resulting composite score and other factors, that institution may establish its financial responsibility on an alternative basis by:

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

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution’s previous fiscal year. Our 2009 and 2008 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.

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

Change of Control.  In addition to institution acquisitions, other types of transactions can also cause a change of control. ED and most state education agencies and our accrediting commission have standards pertaining to the change of control of institutions, but these standards are not uniform. ED’s regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. With respect to a publicly-traded corporation, ED regulations provide that a change of control occurs in one of two ways: (a) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control or (b) if the corporation has a “Controlling Stockholder”, as defined in the ED regulations, that owns or controls through agreement at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. These change of control standards are subject to interpretation by ED. Most of the states and our accrediting commission include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected institution to have its state authorization and accreditation reaffirmed by that agency. The requirements to obtain such reaffirmation from the states and our accrediting commission vary widely.

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

Opening Additional Institutions and Adding Educational Programs.  For-profit educational institutions must be authorized by their state education agencies, accredited by an agency recognized by ED, and be fully operational for two years before applying to ED to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without regard to the two-year requirement, if such additional location satisfies all other applicable ED eligibility requirements. Our expansion plans are based, in part, on our ability to open new institutions as additional locations of our existing institutions and take into account ED’s approval requirements. Currently, all of our institutions are eligible to offer Title IV Program funding. We anticipate opening a new location in the Dallas/Ft. Worth, Texas area as an additional location under the Houston, Texas institution in the summer of 2010.

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

Administrative Capability.  ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs, require the institution to repay Title IV Program funds, change the method of payment of Title IV Program funds, or to place the institution on provisional certification as a condition of its continued participation. One standard that applies to programs with the stated objective of preparing students for employment requires the institution to show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment. We believe we have made the required showing for each of our applicable programs.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.  An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. ED regulations establish criteria for complying with this standard. Although ED has announced that it will no longer review and approve individual institutions’ compensation plans, we believe that our current compensation plans are in compliance with the HEA and ED’s regulations although we cannot assure you that ED will not find deficiencies in our compensation plans.

Eligibility and Certification Procedures.  Each institution must apply to ED for continued certification to participate in Title IV Programs at least every six years, or when it undergoes a change of control. Further, an institution may come under ED review when it expands its activities in certain ways such as opening an additional location or raising the highest academic credential it offers. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the ED eligibility and certification standards and in certain other circumstances, such as when an institution undergoes a change of ownership or control. ED may withdraw an institution’s provisional certification without advance notice if ED determines that the institution is not fulfilling all material requirements. In addition, ED may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another institution or make any other significant change. Provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

All of our existing institutions were granted Title IV recertification in 2006. Our Arizona and Phoenix institutions and their additional locations are fully certified with Program Participation Agreements (PPAs) expiring on September 30, 2010. We will begin the renewal certification process for these campuses in March 2010. Our Texas institution and its additional location are fully certified with a PPA expiring March 31, 2012.

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

Predominant Use of One Lender and One Guaranty Agency.  Our students have traditionally received their FFEL student loans from a limited number of lending institutions. For example, in our 2009 fiscal year, one lending institution, Sallie Mae, provided approximately 54% of the FFEL loans that our students received. In addition, in our 2009 fiscal year, one student loan guaranty agency, United Student Aid Funds (USAF), guaranteed approximately 54% of the FFEL loans that our students received. Sallie Mae and USAF are among the largest student loan lending institutions and guaranty agencies in the United States in terms of loan volume.

We currently have a list of seven unaffiliated federal student loan providers and a separate list of three private unaffiliated alternative loan providers to assist new borrowers in selecting a lender. These lenders were selected for their quality customer service, national presence, borrower benefits, streamlined processing and consistent willingness to lend to our students. Additionally, in May 2009 we expanded our use of loan guaranty agencies to include the Texas Guaranteed Student Loan Commission, or TG, a nationally recognized guarantor of federal student loans.

Although our lender lists are designed to provide a starting point for lender selection, at the student’s direction, we will process applications from any qualified lender or guarantee agency that a student selects. In addition, we continue to refine our student loan application process and update our related website. The 2008 Act requires us to conduct a formal request for information (RFI) annually as it relates to the use of lender lists. Our most recent formal RFI was completed in April 2009, resulting in our current list after comparative analysis was completed.

ITEM 1A.	RISK FACTORS

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:

This 2009 Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

In 2009, we derived approximately 73% of our net revenues, on a cash basis, from federal student financial aid programs, referred to in this report as Title IV Programs, administered by ED. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our undergraduate schools are subject to extensive regulation by the state education agencies, our accrediting commission and ED. These regulatory requirements cover the vast majority of our operations, including our undergraduate educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new, or expand our existing undergraduate educational programs and change our corporate structure and ownership. The agencies that regulate the schools also periodically revise their requirements and modify their interpretations of existing requirements. Most ED requirements are applied on an institutional basis, with an “institution” defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state education agencies, our accrediting commission and ED periodically revise their requirements and modify their interpretations of existing requirements.

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

The consumer credit markets in the United States have suffered from increases in default rates and foreclosures on mortgages and other loans. Providers of federally guaranteed student loans and alternative student loans have also experienced increases in default rates. Adverse market conditions for consumer and federally guaranteed student loans have resulted in providers of alternative loans and FFEL lenders exiting the student loan market and other providers reducing the attractiveness and/or decreasing the availability of alternative loans to postsecondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans. Prospective students may find that increased financing costs make borrowing to fund their education costs unattractive and motivate them to abandon or delay enrollment in postsecondary education programs such as our programs. Tight credit markets may also move private lenders to impose on us and our students new or increased fees in order to provide alternative loans to prospective and continuing students. If any of these scenarios were to occur, in whole or in part, our students’ ability to finance their education could be adversely affected and could result in a decrease in our student population, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Congress is considering legislation to eliminate the FFEL loan program and move all federal student lending into the Federal Direct Loan (FDL) program. A transition to the FDL program could cause disruptions to the administration of Title IV Program loans to our students if we or ED encounter difficulties with the systems or processes necessary for increased FDL loans.

Additionally, any actions by the U.S. Congress that significantly reduce funding for Title IV Programs or the ability of our students to participate in these programs, or establish different or more stringent requirements for our schools to participate in Title IV Programs, could have a material adverse effect on our student population, and consequently, on our results of operations, cash flows and financial condition.

Congress may change the law or reduce funding for Title IV Programs which could reduce our student population, net revenues and/or profit margin.

Congress periodically revises the Higher Education Act of 1965, as amended (HEA), and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Congress most recently reauthorized the HEA in 2008 and the new law contains numerous revisions to the requirements governing Title IV Programs as discussed throughout this Report. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs could reduce our student population and net revenues. Congressional action may also require us to modify our practices in ways that could increase administrative costs, reduce the ability of students to finance their education at our schools, and materially decrease student enrollment and result in decreased profitability.

A high percentage of the Title IV student loans our students receive were made by one lender and guaranteed by one guaranty agency which exposes us to financial and regulatory risk.

In 2009, one lender, Sallie Mae, provided approximately 54% of all FFEL loans that our students received and one student loan guaranty agency, USAF, guaranteed approximately 54% of the FFEL loans made to our students. Sallie Mae and USAF are among the largest student loan lending institutions and guaranty agencies in the

United States in terms of loan volume. If loans made by Sallie Mae or guaranteed by USAF were significantly reduced or no longer available and we were not able to timely identify other lenders and guarantors to make and guarantee Title IV Program loans for our students, there could be a delay in our students’ receipt of their loan funds or in our tuition collection, which would reduce our student population.

An increase in the regulatory burden on the providers of private loans to our students could increase the cost of borrowing for our students, which could reduce our student population, net revenues and/or profit margin.

The 2008 reauthorization of the HEA and related proposed and final regulations place significant new restrictions on the relationships between institutions and the providers of private loans, and require that certain specific terms and disclosures accompany such loans. This increased regulatory burden, coupled with recent adverse market conditions for consumer and federally guaranteed student loans (including lenders’ increasing difficulties in reselling or syndicating student loan portfolios) have resulted, and could continue to result, in providers of private loans reducing the availability of or increasing the costs associated with providing private loans to postsecondary students. In particular, loans to students with low credit scores who would not otherwise be eligible for credit-based private loans have become increasingly difficult to obtain. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in our education programs. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Under the 90/10 Rule, a for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue, under a calculation mandated by ED and on a cash basis, from those programs for two consecutive institutional fiscal years. The period of ineligibility covers at least the next two succeeding fiscal years, and any Title IV funds already received by the institution and its students during the period of ineligibility would have to be returned to the applicable lender. If an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. In our 2009 fiscal year, under the regulatory formula prescribed by ED, none of our institutions derived more than 76% of its revenues from Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss would adversely affect our students’ access to various government-sponsored student financial aid programs, which could reduce our student population.

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

To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. The operating conditions that may be placed on a school that does not meet the standards of financial responsibility include being transferred from the advance payment method of receiving Title IV Program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds or increased administrative costs relating to those funds. We are not currently required to post a letter of credit on behalf of any of our schools and are not subject to additional operating conditions. We may be required to post letters of credit in the future, which could increase our costs of regulatory compliance, or change the timing of receipt of Title IV Program funds. Our inability to obtain a required letter of credit or the imposition of other limitations on our participation in Title IV Programs could limit our students’ access to various government-sponsored student financial aid programs, which could reduce our student population or impact our cash flow.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV Program funds for students who withdraw before completing their educational programs.

A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that has been disbursed to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner to ED or the appropriate lender, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we may be required to post a letter of credit in favor of ED, pay interest on the late repayment of funds, or be otherwise sanctioned by ED, which could increase our cost of regulatory compliance and adversely affect our results of operations. In addition, the failure to timely return Title IV Program funds also could result in the termination of eligibility to receive such funds going forward.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to persons involved in certain recruiting, admissions or financial aid activities.

A school participating in Title IV Programs may not provide any commission, bonus or other incentive payment based on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If we violate this law we could be fined or otherwise sanctioned by ED, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties alleging noncompliance with applicable standards. While we are committed to strict compliance with all applicable laws, regulations and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of regulatory approvals or Title IV Program funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims.

Our business and stock price could be adversely affected as a result of regulatory investigations of, or actions commenced against, other companies in our industry.

In recent years, the operations of a number of companies in the education and training services industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the U.S. Securities and Exchange Commission, state governmental agencies and ED. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. These investigations of specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect our business.

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

A significant number of states are facing budget constraints that are causing them to reduce state appropriations in a number of areas. Many of those states, including California and Pennsylvania, provide financial aid to our students. These and other states may decide to reduce or redirect the amount of state financial aid that they provide to students, but we cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding for our students decreases and our students are not able to secure alternative sources of funding, our student population could be reduced.

If regulators do not approve our acquisition of a school that participates in Title IV Program funding or the opening of an additional location, the acquired school and/or the additional location would not be permitted to participate in Title IV Programs, which could impair our ability to operate the acquired school and/or the additional location as planned or to realize the anticipated benefits from the acquisition of that school and/or opening of the additional location.

If we acquire a school that participates in Title IV Program funding and/or open an additional location, we must obtain approval from ED and applicable state education agencies and accrediting commissions in order for the school and/or additional location to be able to operate and participate in Title IV Programs. While we would attempt to ensure we will be able to receive such approval prior to acquiring a school and/or opening an additional location, approval may be withheld or postponed due to matters outside of our control. An acquisition can result in the temporary suspension of the acquired school’s participation in Title IV Programs and opening an additional location can result in a delay of the campus’ participation in the Title IV Programs unless we submit a timely and materially complete application for recertification or certification to ED and ED grants a temporary certification. If we were unable to timely re-establish or establish the state authorization, accreditation or ED certification of the acquired school, our ability to operate the acquired school and/or additional location as planned or to realize the anticipated benefits from the acquisition of that school and/or additional location could be impaired.

If regulators do not approve or delay their approval of transactions involving a change of control of our company or any of our schools, our ability to participate in Title IV Programs may be impaired.

If we or any of our schools experience a change of control under the standards of applicable state education agencies, our accrediting commission or ED, we or the affected schools must seek the approval of the relevant regulatory agencies. These agencies do not have uniform criteria for what constitutes a change of ownership or control. Transactions or events that constitute a change of control include significant acquisitions or dispositions of our common stock or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from ED, our accrediting commission or any state in which our schools are located could impair our ability to participate in Title IV Programs. Our failure to obtain, or a delay in obtaining, approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock.

The impact of new ED regulations could adversely impact our continued participation in the Title IV Programs.

ED published regulations relating to, among other things, the relationships between schools and lenders of both private and Title IV Program loans, and the approval and oversight of accrediting agencies in November 2009, which will become effective July 1, 2010. ED is also expected in the near future to propose additional new regulations relating to a broad array of issues, including discretionary grants and general program requirements applicable to the Title IV Programs. In addition, in May 2009, ED announced its intent to establish new negotiated rulemaking committees that are expected to begin their discussions in the fall of 2009 and to address a number of significant issues, including: compensation paid by institutions to persons or entities engaged in student recruiting or admission activities; the monitoring of satisfactory academic progress; state authorization as a component of institutional eligibility; the definition of a credit hour for purposes of determining program eligibility status, particularly in the context of awarding Pell Grants; verification of information on student financial aid applications; and the definition of a high school diploma as a condition of a student’s eligibility for Title IV Program aid.

The issues addressed in the regulations that have been or are expected soon to be proposed by ED, as well as the issues to be addressed in the new negotiated rulemaking process concern a number of significant aspects of the Title IV Programs, including eligibility and certification, administrative capability, school-lender relationships, the 90/10 Rule, incentive compensation, and student loan default rates. At this time, we cannot be certain whether and to what extent they may affect our ability to remain eligible to participate in the Title IV Programs or require us to incur additional costs in connection with our administration of the Title IV Programs. Any future changes that jeopardize our eligibility to participate in some or all of the Title IV Programs could materially adversely affect our student population, cash flows, results of operations and financial condition.

Risks Related to Our Business

If the FFEL program is discontinued and our processes or information technology systems are not modified in a timely manner to accommodate the Federal Direct Loan Program, we could experience a delay in obtaining funding for our students.

Congress is considering legislation that would discontinue the FFEL program under which banks and other lending institutions make loans to students or their parents. The legislation would make such loans available only through the FDL program. If we are not able to modify our process or systems to accommodate the FDL program, or if ED experiences difficulties with the necessary systems and processes to handle increased participation in the FDL program, we could experience a delay in obtaining funding for our students which could have a material impact on our cash flows and financial condition.

If we fail to effectively fill our existing capacity, we may experience a deterioration of our profitability and operating margins.

We have underutilized seating capacity at several of our campuses. Our ongoing efforts to fill existing seating capacity may strain our management, operations, employees or other resources. We may not be able to maintain our current seating capacity utilization rates, effectively manage our operation or achieve planned capacity utilization on a timely or profitable basis. If we are unable to fill our underutilized seating capacity, we may experience operating inefficiencies that likely will increase our costs more than we had planned resulting in a deterioration of our profitability and operating margins.

Our proprietary loan program could have a material adverse effect on our results of operations.

Our proprietary loan program enables students who have exhausted all available government-sponsored or other financial aid and are unable to obtain private loans from other financial institutions to borrow a portion of their tuition if they meet certain criteria.

Under the terms of the proprietary loan program agreements with a national chartered bank, the bank originates loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank on a monthly basis and assume all the related credit and collection risk. At September 30, 2009, we had committed to provide loans to our students for approximately $17.1 million and of that amount, there was $14.0 million in loans outstanding. Additionally, under the terms of the agreement, we placed $2.0 million, an amount that exceeds the FDIC insurance limits, on deposit with the national chartered bank.

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

Federal, state and local laws and public policy and general principles of equity relating to the protection of consumers apply to the origination, servicing and collection of the loans under our proprietary loan program. Any violation of the various federal, state and local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans or may limit our ability to collect all or part of the principal or interest on the loans. This may be the case even if we are not directly responsible for the violations by such parties. Federal or state financial regulators also might delay or suspend this student loan program for a variety of reasons. Additionally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the student loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all.

We rely on two third parties to originate, process and service loans under our proprietary loan program. If these companies fail or discontinue providing such services, our business could be harmed.

A small federally chartered national bank with a small market capitalization originates loans under our proprietary loan program. If the bank no longer provides service under the contract, we do not have an alternative bank to fulfill the demand. There are a limited number of national banks that are willing to participate in a program such as our proprietary loan program. The time it could take us to replace the bank could result in an interruption in the loan origination process which could result in a decrease in our student populations. Further, because our $2.0 million deposit at such bank is in excess of the FDIC insurance limits, if such bank were to go out of business or fail, we may lose all or almost all of our deposit. Also, a single company processes loan applications and services the loans under our proprietary loan program. There is a 90-day termination clause in the contract under which they provide these services. If this company were to terminate the contract, we could experience an interruption in loan application processing or loan servicing, which could result in a decrease in our student populations.

An increase in interest rates and a tightening of credit markets could adversely affect our ability to attract and retain students.

In recent years, increases in interest rates and a tightening of credit markets have resulted in a less favorable borrowing environment for our students. Much of the financing our students receive is tied to floating interest rates. Therefore, increased interest rates have resulted in a corresponding increase in the cost to our existing and prospective students of financing their studies which has resulted in and could result in reductions in our student population and net revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation, which could result in a reduction in our student population. In addition, a tightening of credit markets could adversely impact the ability of borrowers with little or poor credit history, such as many of our students, to borrow the necessary funds at an acceptable interest rate.

Increasing fuel prices and living expenses could affect our ability to attract and retain students.

Our ability to attract and retain students is sensitive to changes in economic conditions and other factors such as higher fuel prices and living expenses. Affordability concerns associated with increased gas, housing prices and the availability of part-time jobs for students attending classes have made it more challenging and expensive for us to attract and retain students. If we are unable to attract and retain students due to economic factors, our student population may decrease, which could have a material impact on our cash flows, results of operations and financial condition.

Failure on our part to maintain and expand existing industry relationships and develop new industry relationships with our industry customers could impair our ability to attract and retain students.

We have an extensive set of industry relationships that we believe affords us a significant competitive strength and supports our market leadership. These types of relationships enable us to support undergraduate enrollment by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts with OEMs, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the OEMs. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our existing industry relationships, including those with American Honda Motor Co. Inc., American Suzuki Motor Corp., Mercury Marine, a division of Brunswick Corp. and Yamaha Motor Corp., USA, are not memorialized in writing and are based on verbal understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be were they in writing. Additionally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students. As a result, our market share and net revenues could decrease.

Competition could decrease our market share and create tuition pricing concerns.

The postsecondary education market is highly competitive. Some traditional public and private colleges and universities and community colleges, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. Some other for-profit education providers have greater financial and other resources which may, among other things, allow them to secure industry relationships with some or all of the OEMs with which we have relationships or develop other high profile industry relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. In addition, some other for-profit education providers already have a more extended or dense network of schools and campuses than we do, thus enabling them to recruit students more effectively from a wider geographic area.

We may limit tuition increases or increase spending in response to competition in order to retain or attract students or pursue new market opportunities. As a result, our market share, net revenues and operating margin may decrease. We cannot be sure that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not adversely affect our business, financial condition, results of operations or cash flows.

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

We have a contract with a third party to transform our automotive and diesel programs curriculum into a blended learning experience that reflects current industry training methods and standards. The blended learning model combines several methodologies for communicating training information and incorporates on-site classes, real-time online learning sessions and independent learning and is the standard used by our industry partners to provide continuous technical education. The contract may be terminated by either party with a 30-day notice. If we are not able to effectively and efficiently integrate the transformed curriculum or experience delays in development, this could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business may be adversely affected by recession in the U.S. or abroad.

The U.S. economy and the economies of other key industrialized countries are in a recession as characterized by reduced economic activity, increased unemployment and substantial uncertainty about their financial services markets. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events may reduce the demand for our programs among students, the willingness of employers to sponsor educational opportunities for their employees, and the ability of our students to find employment in the auto, diesel, motorcycle or marine industries, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows. In particular, the consolidation of automotive dealerships may result in a shift of employment opportunities for our graduates into automobile aftermarket service from automotive dealerships where, historically, the placement of our graduates has been concentrated. This shift could make it more difficult to place graduates in desirable dealership technician jobs. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults. See Risks Related to Our Industry — Our schools may lose eligibility to participate in Title IV programs if their student loan default rates are too high, which could reduce our student population, above.

Sales of our investments in pre-refunded municipal bonds prior to maturity could result in an adverse effect to our results of operations.

In May 2009, we began investing in pre-refunded municipal bonds, which are primarily secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. If we sell these investments prior to maturity, we may not be able to recoup the amount we originally invested. This could have an adverse material effect on our financial condition, results of operations and cash flows.

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

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading price of our stock.

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

If our internal control over financial reporting was not effective, our historical financial statements could require restatement which could negatively impact our reputation and lead to a decline in our stock price.

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

We may consider selective acquisitions in the future. We may not be able to complete any acquisitions on favorable terms or, even if we do, we may not be able to successfully integrate the acquired businesses into our business. Integration challenges include, among others, regulatory approvals, significant capital expenditures, assumption of known and unknown liabilities, our ability to control costs, and our ability to integrate new personnel. The successful integration of future acquisitions may also require substantial attention from our senior management and the senior management of the acquired schools, which could decrease the time that they devote to the day-to-day management of our business. If we do not successfully address risks and challenges associated with acquisitions, including integration, future acquisitions could harm, rather than enhance, our operating performance. In addition, if we consummate an acquisition, our capitalization and results of operations may change significantly. A future acquisition could result in the incurrence of debt and contingent liabilities, an increase in interest expense, amortization expenses, goodwill and other intangible assets, charges relating to integration costs or an increase in the number of shares outstanding. These results could have a material adverse effect on our results of operations, financial condition and cash flows or result in dilution to current stockholders.

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

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year using a discounted cash flow model that incorporates estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model include future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates our weighted average cost of capital. While actual experience will differ from the amounts included in our cash flow model, we do not believe that a related impairment of our goodwill is reasonably possible in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Campuses and Other Properties

The following sets forth certain information relating to our campuses and other properties:

			Approximate
	Location	Brand	Square Footage	Leased or Owned

Campuses:	Arizona (Avondale)	UTI	258,200	Leased
	Arizona (Phoenix)	MMI	123,400	Leased
	California (Rancho Cucamonga)	UTI	187,300	Leased
	California (Sacramento)	UTI	239,100	Leased
	Florida (Orlando)	UTI/MMI	230,600	Leased
	Illinois (Glendale Heights)	UTI	158,800	Leased
	Massachusetts (Norwood)	UTI	245,000	Leased
	North Carolina (Mooresville)	UTI/NTI	146,000	Leased
	Pennsylvania (Exton)	UTI	191,700	Leased
	Texas (Dallas/Ft. Worth)	UTI	95,000	Owned
	Texas (Houston)	UTI	219,400	Leased
Home Office:	Arizona (Phoenix)	Headquarters	65,700	Leased

			Approximate
	Program	Location	Square Footage	Leased or Owned

Advanced Training Centers:	BMW STEP	Arizona (Avondale)	8,700	Leased
	BMW STEP	Florida (Orlando)	13,500	Leased
	International Tech Education Program	California (Sacramento)	6,000	Leased
	International Tech Education Program	Illinois (Glendale Heights)	11,000	Leased
	International Tech Education Program	Pennsylvania (Exton)	6,000	Leased
	Volvo SAFE	Arizona (Avondale)	8,300	Leased

In September 2009, we purchased a building with approximately 95,000 square feet in the Dallas/Ft. Worth, Texas area for $9.1 million. Based on the fair value of the assets acquired, we allocated the purchase price as follows: approximately $7.7 million to the building and approximately $1.5 million to land.

All leased properties listed above are leased with remaining terms that range from less than one year to approximately 15 years. Many of the leases are renewable for additional terms at our option.

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

Name	Age	Position

John C. White	61	Chairman of the Board
Kimberly J. McWaters	45	Chief Executive Officer, President and Director
Eugene S. Putnam, Jr.	49	Executive Vice President and Chief Financial Officer
Robert K. Adler	46	Senior Vice President, Admissions
Richard P. Crain	52	Senior Vice President, Marketing
Chad A. Freed	36	General Counsel, Senior Vice President of Business Development
David B. Pinkus	40	Senior Vice President, Information Technology
Thomas E. Riggs	39	Senior Vice President, Campus Operations

John C. White has served as UTI’s Chairman of the Board since October 1, 2005. Mr. White served as UTI’s Chief Strategic Planning Officer and Vice Chairman from October 1, 2003 to September 30, 2005. From April 2002 to September 30, 2003, Mr. White served as UTI’s Chief Strategic Planning Officer and Co-Chairman of the Board. From 1998 to March 2002, Mr. White served as UTI’s Chief Strategic Planning Officer and Chairman of the Board. Mr. White served as the President of Clinton Harley Corporation, which operated under the name Motorcycle Mechanics Institute and Marine Mechanics Institute from 1977 until it was acquired by UTI in 1998. Prior to 1977, Mr. White was a marketing representative with International Business Machines Corporation. Mr. White was appointed by the Arizona Senate to serve as a member of the Joint Legislative Committee on Private Regionally Accredited Degree Granting Colleges and Universities and Private Nationally Accredited Degree Granting and Vocational Institutions in 1990. He was appointed by the Governor of Arizona to the Arizona State Board for Private Postsecondary Education, where he was a member and Complaint Committee Chairman from 1993-2001. Mr. White received a BS in Engineering from the University of Illinois.

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

Eugene S. Putnam, Jr. has served as UTI’s Executive Vice President, Chief Financial Officer since July 2008. Mr. Putnam served as UTI’s Interim CFO since January 2008. From June 2005 to May 2007, Mr. Putnam served as Executive Vice President and Chief Financial Officer of Aegis Mortgage Corporation which declared bankruptcy in August 2007. From July 2003 to June 2005, Mr. Putnam was President of Coastal Securities, L.P. and from March 2001 to March 2003, Mr. Putnam served as Executive Vice President and Chief Financial Officer of Sterling Bancshares, Inc. Mr. Putnam also spent 14 years as Director of Investor Relations and in various corporate finance positions with SunTrust Banks, Inc. Mr. Putnam also serves as a director of Community Bankers Trust Corporation. Mr. Putnam received a BS in Economics from the University of California, Los Angeles and an MBA from the University of North Carolina at Chapel Hill.

Robert K. Adler has served as UTI’s Senior Vice President, Admissions since April 2009. From May 2006 to June 2007, Mr. Adler served as the Campus President of the UTI Massachusetts campus, from July to August 2007 he served as the Campus President of the UTI Arizona campus, from September 2007 to August 2008 he served as the Vice President of Campus Admissions and from September 2008 to March 2009 he served as the Senior Vice President of Campus Admissions. From 2002 to 2004, Mr. Adler served as the Director of Admissions/Operations and from 2004 to April 2006, Mr. Adler served as the Vice President of Massachusetts campuses for the University of Phoenix. Mr. Adler received a BS in Business Administration and an MBA from the University of Phoenix.

Richard P. Crain has served as UTI’s Senior Vice President, Marketing since January 2007. From 2003 to 2006, Mr. Crain served as a marketing consultant for his own consulting firm. From 1988 to 2003, Mr. Crain served in senior marketing leadership positions at Verizon Communications and GTE Service Corporation. Mr. Crain received a BS in Business Administration with a concentration in marketing from the University of Texas.

Chad A. Freed has served as our inside legal counsel since March 2004 and is also our Corporate Secretary. He was promoted to the position of Senior Vice President, General Counsel in February 2005. In March 2009, Mr. Freed assumed business development responsibilities as the General Counsel, Senior Vice President of Business Development. Prior to joining UTI, Mr. Freed was a Senior Associate in the Corporate Finance and Securities department at Bryan Cave LLP. Mr. Freed received his Juris Doctor from Tulane University, and holds a BS degree with a combined major in International Business and French from Pennsylvania State University.

David B. Pinkus has served as our Senior Vice President, Information Technology since January 2009. From 2006 to 2008, Mr. Pinkus held several management positions in billing and recruiting technologies at Google Inc. From 2002 to 2006, Mr. Pinkus was the Senior Director of Software for Apollo Group, Inc. Mr. Pinkus was also the founder and Chief Technology Officer of Rulebase, Inc. and held several sales and technology management positions at Oracle. Mr. Pinkus received a BS in Information and Decisions Systems from Carnegie Mellon University and an MBA from the University of Phoenix.

Thomas E. Riggs has served as our Senior Vice President, Campus Operations since July 2009. From July 2005 to June 2006, he served as our Vice President of People Services and from June 2006 to June 2009, he served as our Senior Vice President of People Services (Human Resources). Prior to joining UTI, Mr. Riggs served in a variety of senior human resource leadership positions with Sears & Roebuck Co., Honeywell and BF Goodrich Aerospace. Mr. Riggs was also the head of human resources for Simula, Inc. a publicly traded aerospace manufacturing firm. Mr. Riggs received his Masters of Human Resource Management from Keller Graduate School and his BA in Employment Relations from Michigan State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “UTI”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the NYSE, for the periods indicated.

	Price Range of
	Common Stock
	High	Low

Fiscal Year Ended September 30, 2009:
First Quarter	$19.96	$12.57
Second Quarter	$18.81	$8.80
Third Quarter	$15.60	$11.27
Fourth Quarter	$20.54	$13.59

	Price Range of
	Common Stock
	High	Low

Fiscal Year Ended September 30, 2008:
First Quarter	$22.37	$16.43
Second Quarter	$18.20	$6.71
Third Quarter	$14.47	$10.20
Fourth Quarter	$18.74	$12.03

The closing price of our common stock as reported by the NYSE on November 23, 2009, was $18.81 per share. As of November 23, 2009 there were 48 holders of record of our common stock.

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

Sales of Unregistered Securities; Repurchase of Securities

The following table summarizes the purchase of equity securities for the three months ended September 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate
	(a) Total		(c) Total Number of	Dollar Value of
	Number of	(b) Average	Shares Purchased as	Shares That May Yet
	Shares	Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased(1)	per Share	Announced Plans	the Plans Or Programs
				(In thousands)(2)

July	118	$15.87	—	$23,660
August	1,745	$19.45	—	$23,660
September	794	$19.80	—	$23,660

Total	2,657		—	$23,660

(1)	Represents shares of common stock delivered to us as payment of taxes on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

(2)	On November 26, 2007 and April 28, 2009, our Board of Directors authorized the repurchase of up to $50.0 million and $20.0 million, respectively, of our common stock in the open market or through privately negotiated transactions.

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

This graph compares total cumulative stockholder return on our common stock during the period from September 30, 2004 through September 30, 2009 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on September 30, 2004, and any dividends were reinvested on the date on which they were paid.

Companies in the Self-Determined Peer Group
Apollo Group, Inc.	Career Education Corporation
Corinthian Colleges, Inc.	DeVry, Inc. Del
I T T Educational Services, Inc.	Strayer Education, Inc.
Lincoln Educational Services Corporation

Notes:

A.	The lines represent quarterly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the quarterly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.0 on 09/30/2004.

Prepared by Zacks Investment Research Inc. Used with permission. All rights reserved.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of and for each of the five years ended September 30, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	($’s in thousands, except per share amounts)

Statement of Operations Data:(1)
Net revenues	$366,635	$343,460	$353,370	$347,066	$310,800
Operating expenses:
Educational services and facilities	193,490	186,640	186,245	173,229	145,026
Selling, general and administrative	154,504	146,123	143,375	133,097	109,996

Total operating expenses	347,994	332,763	329,620	306,326	255,022

Income from operations	18,641	10,697	23,750	40,740	55,778
Interest income, net(2)	198	3,146	2,620	2,970	1,461
Other income, net(3)	466	178	—	—	—

Income before taxes	19,305	14,021	26,370	43,710	57,239
Income tax expense	7,572	5,805	10,806	16,324	21,420

Net income	$11,733	$8,216	$15,564	$27,386	$35,819

Net income per share:
Basic	$0.48	$0.32	$0.58	$0.99	$1.28
Diluted	$0.48	$0.32	$0.57	$0.97	$1.26
Weighted average shares (in thousands):
Basic	24,246	25,574	26,775	27,799	27,899
Diluted	24,627	25,807	27,424	28,255	28,536
Other Data:(1)
Depreciation and amortization	$17,568	$17,605	$18,751	$14,205	$9,777
Number of campuses	10	10	10	10	9
Average undergraduate enrollments	15,854	14,941	15,856	16,291	15,390
Balance Sheet Data:(1)
Cash and cash equivalents(4),(5)	$56,199	$80,878	$75,594	$41,431	$52,045
Current assets(4),(5)	$114,165	$117,619	$103,134	$70,269	$103,698
Working capital (deficit)(4),(5)	$12,619	$31,015	$7,252	$(26,009)	$13,817
Total assets(4),(5)	$223,351	$209,375	$232,822	$212,161	$200,608
Total shareholders’ equity(4)	$106,698	$108,187	$124,505	$102,902	$95,733

(1)	In 2005 and 2006, we opened campuses in Norwood, Massachusetts and Sacramento, California, respectively, which contributed to the fluctuation in our results of operations and financial position.

(2)	In 2009, our interest income decreased as a result of investment in low risk, low yield municipal bonds and mutual funds, and our use of $16.9 million of cash to repurchase our common shares.

(3)	In 2009, our other income (expense) is primarily due to sublease rental income.

(4)	In 2009, 2008 and 2006, we used cash and cash equivalents to repurchase approximately $16.9 million, $29.5 million and $30.0 million, respectively, of our common shares, which decreased cash and cash equivalents, current assets and working capital (deficit).

(5)	In 2009, we purchased a building in the Dallas/Ft. Worth, Texas area for $9.1 million. In July 2007, we sold our facilities and assigned our rights and obligations under our ground lease at our Sacramento, California campus for $40.8 million and received net proceeds of $40.1 million. In October 2007, we sold our facilities and land at our Norwood, Massachusetts campus for $33.0 million and received net proceeds of $32.6 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree, diploma or certificate programs at 10 campuses across the United States. We also offer manufacturer specific advanced training programs that are sponsored by the manufacturer or dealer, at dedicated training centers. We have provided technical education for over 40 years.

Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented as net revenues after reductions related to discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program. We generally recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our tuition revenues with additional revenues from sales of textbooks and program supplies, student housing and other revenues, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented less than 3% of our total net revenues in each year for the three-year period ended September 30, 2009. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

Average student enrollments vary depending on, among other factors, the number of (i) continuing students at the beginning of a period, (ii) new student enrollments during the period, (iii) students who have previously withdrawn but decide to re-enroll during the period, and (iv) graduations and withdrawals during the period. Our average student enrollments are influenced by the attractiveness of our program offerings to high school graduates and potential adult students, the effectiveness of our marketing efforts, the depth of our industry relationships, the strength of employment markets and long term career prospects, the quality of our instructors and student services professionals, the persistence of our students, the length of our education programs, the availability of federal and alternative funding for our programs, the number of graduates of our programs who elect to attend the advanced training programs we offer and general economic conditions. Our introduction of additional program offerings at existing schools and opening additional schools is expected to influence our average student enrollment. We currently offer start dates at our campuses that range from every three to six weeks throughout the year in our various undergraduate programs. The number of start dates of advanced programs varies by the duration of those programs and the needs of the manufacturers who sponsor them.

Our tuition charges vary by type and length of our programs and the program level, such as undergraduate or advanced training. Tuition rates have increased by approximately 3% to 5% per annum in each year in the three-year period ended September 30, 2009. Tuition increases are generally consistent across our schools and programs; however, changes in operating costs may impact price increases at individual schools. We believe that in future years we can continue to increase tuition as student demand for our programs remains strong, tuition at other postsecondary institutions continues to rise and student funding options continue to be available, although future increases may be less than past increases.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. In 2009, approximately 73% of our net revenues, as defined by the Department of Education, were derived from federal student financial aid programs.

We extend credit for tuition and fees, for a limited period of time, to the majority of our students that are in attendance at our campuses. Our credit risk is mitigated through the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. In addition, we bear all credit and collection risk for the portion of our student tuition that is funded under our proprietary loan program.

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

2009 Overview

Operations

Our net revenues for the year ended September 30, 2009 were $366.6 million, an increase of 6.7% from the prior year, and our net income for the year was $11.7 million, an increase of 42.8% from the prior year. The increase in net revenues was primarily related to an increase in average undergraduate student enrollment, higher tuition prices and a decrease in tuition scholarships. These increases were partially offset by the tuition revenue and loan origination fees financed under our proprietary loan program which, because collectability is not reasonably assured, we will recognize as tuition revenue when such amounts have been collected. Additionally, the increase in our net revenue was partially offset by a decrease in revenue from our industry training programs and one less earning day in the year ended September 30, 2009. Net income was impacted by increased net revenues and lower advertising and contract services expenses. The lower costs were partially offset by higher compensation and related benefits, bad debt expense and a decrease in interest income.

In September 2009, Audi of America, Inc. and Volkswagen of America, Inc. discontinued their manufacturer specific advanced training programs with UTI with the intention to bring their entry level technician training in-house. The final classes under the agreements were completed on October 16, 2009. These programs accounted for less than 1% of our total annual revenue in 2009.

Average undergraduate full-time student enrollment increased 6.1% to 15,854 for the year ended September 30, 2009, as compared to 14,941 for the year ended September 30, 2008. Student starts increased by 16.6% for the year ended September 30, 2009, as compared to a decline of 2.1% for the year ended September 30, 2008. The increase in starts is a result of growth in contracts written for future students during the period of January

2008 through June 2009, growth which continued during the three months ended September 30, 2009. The growth in contracts is the result of the investments we made in our national advertising campaign and our adult-focused representatives throughout 2008. Furthermore, during 2008 and 2009, in response to the growth in contracts, we invested in the recruitment, training and development of additional financial aid and future student advisors to ensure we provide a high level of service to our future students, which has contributed to our growth in starts and average undergraduate full-time student enrollment during the year ended September 30, 2009.

Student Lending Environment

There is regulation under consideration which would discontinue the Federal Family Education Loan (FFEL) program under which banks and other lending institutions make loans to students or their parents. The legislation would make such loans available through the Federal Direct Loan Program. All of our institutions have been approved to process loans under the Direct Loan Program. We are modifying our processes and systems and believe we will be prepared to make the transition to the Direct Loan Program when necessary.

In April 2009, Sallie Mae discontinued one of its loan products which had repayment terms of 15 years and did not require in-school payments. We received $8.5 million from the product during the year ended September 30, 2009, as compared to $22.0 million during the year ended September 30, 2008. That product has been replaced by a new Sallie Mae loan program which has repayment terms of 6-7 years and requires interest-only payments while borrowers are in school. We received $1.1 million from the new Sallie Mae loan program during the year ended September 30, 2009.

In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a proprietary loan program with a national chartered bank in June 2008. For a detailed discussion, see “Proprietary Loan Program” in Note 3 to our Consolidated Financial Statements within Part II, Item 8 of this Report.

Our Board of Directors authorized the extension of up to an aggregate of $30.0 million of credit under our proprietary loan program. At September 30, 2009, we had committed to provide loans to our students for approximately $17.1 million and of that amount there was approximately $14.0 million in loans outstanding. At September 30, 2008 there was approximately $1.7 million in loans outstanding under this program. Since the inception of the program, approximately $8.4 million of revenue has not been recognized because collectability is not reasonably assured. We will recognize the revenue when such amounts are collected.

Significant Transactions

On April 28, 2009 and November 26, 2007, our Board of Directors authorized the repurchase of up to $20.0 million and $50.0 million, respectively, of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. Through September 30, 2009, we purchased 3,439,281 shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program.

We are planning to open a new campus in Dallas/Ft. Worth, Texas during the summer of 2010, providing our automotive training program at the time of opening and adding our automotive/diesel training program during the following three months to six months. On September 23, 2009, we purchased a building with approximately 95,000 square feet in the Dallas/Ft. Worth, Texas area for $9.1 million. Based on the fair value of the assets acquired, we allocated the purchase price as follows: approximately $7.7 million to the building and approximately $1.5 million to land. The campus will accommodate approximately 750 students. We believe a campus in the Dallas/Ft. Worth, Texas area is advantageous because it is a large market with favorable demographics and high population growth, there is a high potential for acquiring students in the Dallas/Ft. Worth market that are currently not attending a UTI campus and the surrounding area offers excellent employment potential for our graduates.

We anticipate we will spend approximately $10.0 million on building improvements and equipment over the next 12 months and incur approximately $6.6 million in operating expenses in 2010 relating to opening our new campus. We have begun the state licensing process. The Texas Workforce Commission has issued a Certificate of Approval for the campus and has approved our Automotive Technology and Automotive/Diesel Technology programs. Once the licensing process is complete, we will begin to incur sales and marketing costs, which have historically preceded the opening of a new campus by approximately nine months. We anticipate this new campus will become profitable within 9 months to 15 months after opening.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of net revenues for each of the periods indicated.

	Year Ended September 30,
	2009	2008	2007

Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	52.8%	54.4%	52.7%
Selling, general and administrative	42.1%	42.5%	40.6%

Total operating expenses	94.9%	96.9%	93.3%

Income from operations	5.1%	3.1%	6.7%

Interest income	0.1%	0.9%	0.8%
Other income	0.1%	0.1%	0.0%

Total other income	0.2%	1.0%	0.8%

Income before income taxes	5.3%	4.1%	7.5%
Income tax expense	2.1%	1.7%	3.1%

Net income	3.2%	2.4%	4.4%

Capacity utilization is the ratio of our average undergraduate full-time student enrollment to total seats available. The following table sets forth our average capacity utilization during each of the periods indicated and the total seats available at the end of each of the periods indicated:

	Year Ended September 30,
	2009	2008	2007

Average undergraduate full-time student enrollment	15,854	14,941	15,856
Total seats available	24,810	24,970	25,480
Average capacity utilization	63.9%	59.8%	62.2%

During the years ended September 30, 2009, 2008 and 2007, we started 17,631 students, 15,119 students, and 15,440 students, respectively.

During 2010, we plan to continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating additional space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Net revenues.  Our net revenues for the year ended September 30, 2009 were $366.6 million, representing an increase of $23.2 million, or 6.7%, as compared to net revenues of $343.5 million for the year ended September 30, 2008. The increase was due to a 6.1% increase in the average undergraduate full-time student enrollment, tuition increases of between 3% and 5%, depending on the program, and a decrease of approximately $1.5 million in tuition scholarships. The increase in net revenues was partially offset by a $7.5 million increase in tuition revenue and loan origination fees financed under our proprietary loan program which, because collectability is not reasonably assured, will be recognized when such amounts have been collected. In addition, industry training revenue decreased by $2.0 million due to adjustments to the training calendars for certain manufacturer specific training programs. The manufacturers we work with periodically review their technician hiring and training needs which results in adjustments to the training schedules and staffing requirements. Certain manufacturers performed such an assessment this year which resulted in a reduction in the number of courses offered. We also experienced one less earning day in 2009, which resulted in a decrease to revenue of $1.4 million.

Educational services and facilities expenses.  Our educational services and facilities expenses for the year ended September 30, 2009 were $193.5 million, representing an increase of $6.9 million, or 3.7%, as compared to $186.6 million for the year ended September 30, 2008.

The following table sets forth the significant components of our educational services and facilities expenses:

			% of Net Revenues		Impact on
	Year Ended September 30,		Year Ended September 30,		Operating
	2009	2008	2009	2008	Margin
	(In thousands)

Compensation and related costs	$102,061	$96,506	27.8%	28.1%	0.3%
Occupancy costs	36,175	36,068	9.9%	10.5%	0.6%
Other educational services and facilities expenses	25,010	24,607	6.8%	7.1%	0.3%
Depreciation expense	14,838	14,936	4.1%	4.4%	0.3%
Tools and training aids expense	9,183	9,112	2.5%	2.7%	0.2%
Contract services expense	6,223	5,411	1.7%	1.6%	(0.1)%

	$193,490	$186,640	52.8%	54.4%	1.6%

Total compensation and related costs increased by approximately $5.6 million for the year ended September 30, 2009 primarily due to increases in salaries, bonuses and benefits. Salaries increased $4.4 million for the year ended September 30, 2009 primarily due to the growth in contracts and our related investment in the recruitment, training, and development of additional financial aid and future student advisors to ensure we provide a high level of service to our future students. The increase in salaries also included $0.6 million in severance for instructors and support staff impacted by the reduction in courses offered for certain manufacturer training programs during the year and the cancellation of the Audi of America, Inc. and Volkswagen of America, Inc. training agreements in September 2009. Bonus expense increased by $0.7 million for the year ended September 30, 2009 due to improved operating results for the year. Benefits expense increased $0.7 million for the year ended September 30, 2009 primarily due to increased expenses under our self-insured employee benefit plans, although benefits as a percentage of total compensation decreased for the current year.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended September 30, 2009 were $154.5 million, an increase of $8.4 million, or 5.7%, as compared to $146.1 million for the year ended September 30, 2008.

The following table sets forth the significant components of our selling, general and administrative expenses:

			% of Net
			Revenues		Impact on
	Year Ended September 30,		Year Ended September 30,		Operating
	2009	2008	2009	2008	Margin
	(In thousands)

Compensation and related costs	$90,228	$78,751	24.6%	22.9%	(1.7)%
Other selling, general and administrative expenses	27,265	28,413	7.4%	8.2%	0.8%
Advertising costs	23,708	26,400	6.5%	7.7%	1.2%
Bad debt expense	6,732	4,379	1.8%	1.3%	(0.5)%
Contract services expense	6,571	8,180	1.8%	2.4%	0.6%

	$154,504	$146,123	42.1%	42.5%	0.4%

Compensation and related costs increased due to increases in salaries, bonuses and benefits expense, partially offset by costs capitalized in connection with the transformation of our automotive and diesel curriculum and a decrease in stock compensation expense. Salaries expense increased $8.3 million for the year ended September 30, 2009 primarily due to an increase in the number of information technology employees hired to fill open positions and an increase in the number of sales force representatives who were hired in response to the increase in the number and quality of leads we have been experiencing. The increase in salaries was also due to $1.6 million in severance related to the departure of executives during the year ended September 30, 2009 compared to $1.0 million in severance related to the departure of executives during the year ended September 30, 2008. Bonuses increased $2.3 million for the year ended September 30, 2009, due to improved operating results. Benefits expense increased $1.8 million for the year ended September 30, 2009 primarily due to increased expenses under our self-insured employee benefit plans. The increases were partially offset by an increase of $0.8 million in salaries and related costs we capitalized related to employees involved in the transformation of our automotive and diesel curriculum. The increases were also offset by a decrease of $0.6 million in stock-based compensation expense due to the departure of executives who forfeited stock-based awards.

Advertising expense decreased $2.7 million for the year ended September 30, 2009 primarily due to successful lead generation campaigns that require fewer sponsorships of national television programs and less local market promotion of specific campuses than in prior periods.

Bad debt expense increased $2.4 million for the year ended September 30, 2009, due to changes in the student funding environment, internal execution challenges, and the declining general economic conditions experienced over the past eighteen months.

Contract services expense decreased $1.6 million for the year ended September 30, 2009 primarily due to a decrease of $1.2 million for contract employees as open positions were filled in our information technology and finance departments.

Interest income.  Our interest income for the year ended September 30, 2009 was $0.2 million, representing a decrease of $3.0 million, or 92%, compared to interest income of $3.2 million for the year ended September 30, 2008. The decrease in interest income was attributable to reductions in available interest rates, our decision to change to a more conservative investment strategy in the current economic environment, and reduced amounts available for investment as a result of share repurchases totaling $16.9 million during 2009.

Other Income.  Our other income for the year ended September 30, 2009 was $0.5 million primarily due to sublease rental income.

Income taxes.  Our provision for income taxes for the year ended September 30, 2009 was $7.6 million, or 39.2% of pre-tax income compared with $5.8 million or 41.4% of pre-tax income for the year ended September 30, 2008. The effective income tax rate in each year differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits. The decrease in the tax rate as a percentage of pretax income was primarily attributable to the establishment of a valuation allowance for the deferred tax assets related to certain state net operating losses in 2008.

Net income.  As a result of the foregoing, we reported net income for the year ended September 30, 2009 of $11.7 million, as compared to net income of $8.2 million for the year ended September 30, 2008.

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

Educational services and facilities expenses.  Our educational services and facilities expenses for the year ended September 30, 2008 were $186.6 million, representing an increase of $0.4 million, or 0.2%, as compared to $186.2 million for the year ended September 30, 2007.

The following table sets forth the significant components of our educational services and facilities expenses:

			% of Net Revenues		Impact on
	Year Ended September 30,		Year Ended September 30,		Operating
	2008	2007	2008	2007	Margin
	(In thousands)

Compensation and related costs	$96,506	$101,884	28.1%	28.8%	0.7%
Occupancy costs	36,068	29,526	10.5%	8.4%	(2.1)%
Other educational services and facilities expenses	24,607	25,747	7.1%	7.2%	0.1%
Depreciation expense	14,936	15,846	4.4%	4.5%	0.1%
Tools and training aids expense	9,112	9,486	2.7%	2.7%	0.0%
Contract services expense	5,411	3,756	1.6%	1.1%	(0.5)%

	$186,640	$186,245	54.4%	52.7%	(1.7)%

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

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended September 30, 2008 were $146.1 million, an increase of $2.7 million, or 1.9%, as compared to $143.4 million for the year ended September 30, 2007.

The following table sets forth the significant components of our selling, general and administrative expenses:

			% of Net Revenues		Impact on
	Year Ended September 30,		Year Ended September 30,		Operating
	2008	2007	2008	2007	Margin
	(In thousands)

Compensation and related costs	$78,751	$80,406	22.9%	22.7%	(0.2)%
Other selling, general and administrative expenses	28,413	26,888	8.2%	7.7%	(0.5)%
Advertising costs	26,400	27,282	7.7%	7.7%	0.0%
Contract services expense	8,180	5,424	2.4%	1.5%	(0.9)%
Bad debt expense	4,379	3,375	1.3%	1.0%	(0.3)%

	$146,123	$143,375	42.5%	40.6%	(1.9)%

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

Other Income.  Our other income for the year ended September 30, 2008 was $0.2 million primarily due to sublease rental income.

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

Liquidity and Capital Resources

We finance our operating activities and our internal growth through cash generated from operations. Our net cash provided by operating activities was $49.2 million, $21.1 million and $39.6 million for the years ended September 30, 2009, 2008 and 2007, respectively.

A majority of our net revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. We established a proprietary loan program in which we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

In 2009, our cash flows provided by operating activities were $49.2 million resulting from net income of $11.7 million, adjustments of $27.9 million for non-cash and other items, and $9.6 million related to the change in our operating assets and liabilities. The primary adjustments to our net income for non-cash and other items were depreciation and amortization expense of $17.6 million, substantially all of which was depreciation, bad debt expense of $6.7 million, and stock-based compensation expense of $4.7 million, partially offset by deferred income taxes of $2.2 million.

In 2010, depreciation and amortization expense is expected to be higher due to additional capital expenditures placed in service during fiscal 2009 and stock-based compensation expense is expected to be higher due to stock-based compensation grants in September 2009 and anticipated grants in 2010.

In 2008, our cash flows provided by operating activities were $21.1 million resulting from net income of $8.2 million, adjustments of $28.3 million for non-cash and other items, partially offset by $15.4 million related to the change in our operating assets and liabilities. The primary adjustments to our net income for non-cash and other items were depreciation and amortization expense of $17.6 million, substantially all of which was depreciation, stock-based compensation expense of $5.3 million and bad debt expense of $4.4 million.

In 2007, our cash flows provided by operating activities were $39.6 million resulting from net income of $15.6 million, adjustments of $28.3 million for non-cash and other items, partially offset by $4.2 million related to the change in our operating assets and liabilities. The primary adjustments to our net income for non-cash and other items were depreciation and amortization expense of $18.8 million, substantially all of which was depreciation, stock-based compensation expense of $6.4 million and bad debt expense of $3.4 million.

Changes in operating assets and liabilities

In 2009, changes in our operating assets and liabilities resulted in cash inflows of $9.6 million and was primarily attributable to changes in accounts payable and accrued expenses and deferred revenue, partially offset by prepaid expenses and other current assets.

In 2009, accounts payable and accrued expenses increased $7.0 million primarily due to the timing of our accounts payable cycle and an increase in accrued payroll and benefits. The timing of our accounts payable cycle resulted in an increase in accounts payable and accrued expenses of $1.4 million. Accrued payroll and benefits increased $5.5 million primarily due to an increase in accrued bonuses of $2.6 million, an increase in severance of $1.1 million for personnel who left the company and an increase in the payroll accrual of $1.0 million due to a greater number of days accrued at September 30, 2009.

In 2009, the increase in deferred revenue resulted in cash provided of $3.5 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at year end in relation to the completion of their program coupled with an increase in student headcount at September 30, 2009 compared to September 30, 2008.

In 2009, the increase in prepaid expenses and other current assets resulted in a use of cash of $2.0 million. The use of cash is primarily due to a $1.5 million increase in credits earned from our tool vendor which we plan to use to outfit our new Dallas/Ft. Worth, Texas campus during 2010.

In 2008, changes in our operating assets and liabilities resulted in cash outflows of $15.4 million and were primarily attributable to changes in receivables and deferred revenue.

In 2008, the change in receivables and deferred revenue resulted in a combined use of cash of $16.0 million. The increase in receivables resulted in the use of cash of $11.3 million. In-school student receivables increased due to the challenges we experienced in our student financial aid process due to the changing student funding environment and the resulting delay in receiving student financial aid funding used to settle students in-school receivable. The decrease in deferred revenue resulted in a use of cash of $4.7 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at year end in relation to the completion of their program and an increase in need-based tuition scholarships.

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

In 2007, accounts payable and accrued expenses decreased $2.2 million primarily due to the timing of our accounts payable cycle and the nature of our employee benefit plans. The timing of our accounts payable cycle resulted in a decrease in accounts payable and accrued expenses of approximately $1.4 million, primarily attributable to a decrease of $2.7 million in accrued capital expenditures related to the completion of the expansion projects at our Sacramento and Orlando campuses. This decrease was partially offset by an increase in advertising accruals of $0.9 million. The nature of our employee benefit and bonus plans and the timing of payments under those plans resulted in a decrease in accounts payable and accrued expenses of approximately $0.7 million. The $0.7 million decrease was primarily due to a decrease of $4.1 million related to our bonus plans and $1.1 million in severance payments related to our reduction in force in September 2006, partially offset by an increase of $3.9 million in the severance accrual related to our reduction in force in September 2007 and $0.6 million primarily related to our self-insured employee benefit plans.

Our working capital decreased by $18.4 million to $12.6 million at September 30, 2009, as compared to a working capital of $31.0 million at September 30, 2008. The decrease was primarily attributable to the purchase of approximately 1.6 million shares of our common stock for a total of approximately $16.9 million and the purchase of non-current investments of approximately $3.8 million. Working capital also decreased due to the net effect of an increase in deferred income tax assets of $2.2 million, an increase in prepaid expenses and other current assets of

$2.0 million, offset by an increase in accounts payable and accrued expenses of $7.0 million and an increase in deferred revenue of $3.5 million, as discussed above. Our current ratio was 1.12 at September 30, 2009, as compared to 1.36 at September 30, 2008. There were no amounts outstanding on our line of credit at September 30, 2009 or September 30, 2008.

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

Receivables, net were $14.9 million and $20.2 million at September 30, 2009 and 2008, respectively. Our days sales outstanding (DSO) in accounts receivable was approximately 17 days at September 30, 2009 and 19 days at September 30, 2008. The improvement in DSO was primarily attributable to improved operating efficiencies in 2009.

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

Investing Activities

Our cash used in investing activities of approximately $57.1 million during the year ended September 30, 2009 was primarily related to the purchase of property and equipment and capital improvements and the purchase of investments, offset by proceeds from the disposal of property and equipment and the maturity of investments. Our capital expenditures primarily resulted from the purchase of facilities for our new Dallas/Ft. Worth, Texas campus and ongoing replacements of equipment related to student training. Net cash provided by investing activities was $13.0 million in the year ended September 30, 2008. Net cash used in investing activities was $6.4 million in the year ended September 30, 2007.

In 2009, purchases of property and equipment were $28.5 million. In addition to our investment in new and replacement training equipment for our ongoing operations, the following is a summary of our significant investments in capital expenditure activities for the year ended September 30, 2009.

•	We invested approximately $9.3 million to purchase facilities for the Dallas/Ft. Worth campus in addition to leasehold improvements at a temporary facility for this campus.

•	We invested approximately $13.0 million related to information technology projects, computer equipment and the transformation of our auto and diesel curriculum at our corporate office in Phoenix, Arizona.

In 2009, purchases of investments were $31.6 million for pre-refunded municipal bonds and certificates of deposit. Proceeds received upon the maturity of investments were $3.1 million, all of which were re-invested.

During 2010, we anticipate capital expenditures will increase by approximately $11.3 million due to ongoing projects related to the improvements to the building purchased for our Dallas/Ft. Worth location, transformation of our automotive and diesel curriculum and the installation of a time and attendance system.

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

Financing Activities

In 2009, our cash flows used in financing activities were $16.8 million and were attributable to the repurchase of our stock.

In 2008, our cash flows used in financing activities were $28.8 million and were primarily attributable to the repurchase of our stock.

In 2007, our cash flows provided by financing activities were $0.9 million and were primarily attributable to proceeds from the issuance of our common shares under employee stock plans.

Debt Service

On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009. There was no amount outstanding on the line of credit and we were in compliance with all covenants at September 30, 2009. We did not renew the line of credit agreement upon expiration and do not currently plan to enter into a new one unless specific circumstances dictate at a future date.

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

Future Liquidity Sources and Needs

Based on past performance and current expectations, we believe that our cash flow from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our existing operations through the next 12 months.

On April 28, 2009 and November 26, 2007, our Board of Directors authorized the repurchase of up to $20.0 million and $50.0 million, respectively, of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and other prevailing market conditions. At September 30, 2009, we had purchased 3,439,281 shares at a total cost of approximately $46.4 million under this program.

On September 23, 2009, we purchased a building with approximately 95,000 square feet in the Dallas/Ft. Worth, Texas area for $9.1 million. We anticipate we will spend approximately $10.0 million on building improvements and equipment over the next 12 months and incur approximately $6.6 million in operating expenses in 2010. We have begun the state licensing process. The Texas Workforce Commission has issued a Certificate of Approval for the campus and has approved our Automotive Technology and Automotive/Diesel Technology programs. Upon completion of the licensing process, we will begin to incur sales and marketing costs, which have historically preceded the opening of a new campus by approximately nine months. We anticipate this new campus will become profitable within 9 months to 15 months after opening.

We believe that the strategic use of our cash resources includes funding the new campus, subsidizing funding alternatives for our students and we will continue to evaluate repurchasing of our common stock. In addition, our long-term strategy includes the consideration of strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations we may incur additional debt or issue debt, resulting in increased interest expense.

Contractual Obligations

The following table sets forth, as of September 30, 2009, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
			(In thousands)

Operating leases(1)	$248,079	$25,815	$47,605	$42,328	$132,331
Purchase obligations(2)	43,019	19,881	10,287	5,201	7,650
Other long-term obligations	1,864	449	386	181	848

Total contractual cash obligations	292,962	46,145	58,278	47,710	140,829

Issued and outstanding surety bonds(3)	13,323	13,323	—	—	—

Total contractual commitments	$306,285	$59,468	$58,278	$47,710	$140,829

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)	Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Where the obligation to purchase goods or services is non-cancelable, the entire value of the contract was included in the table. Additionally, purchase orders outstanding as of September 30, 2009, employment contracts and minimum payments under licensing and royalty agreements are included.

(3)	Represents surety bonds posted on behalf of our schools and education representatives with multiple state education agencies.

Related Party Transactions

Information concerning related party transactions is included in Note 13 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this report.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2010 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

Seasonality

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third quarter than in the remainder of our year because fewer students are enrolled during the summer months. Additionally, our schools have had higher student populations in our fourth quarter than in the remainder of the year because more students enroll during this period. Our expenses, however, do not vary significantly with changes in student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. In addition, our net revenues for the first quarter ending December 31 are impacted by the fact that we have fewer earning days when our campuses are closed during the calendar year end holiday break and accordingly we do not earn revenue during that period.

	Net Revenues
	Year Ended September 30,
	2009			2008		2007
	Amount		Percent	Amount	Percent	Amount	Percent
	($’s in thousands)

Three Month Period Ending:
December 31	$90,121		24.6%	$90,035	26.2%	$89,534	25.3%
March 31	89,125		24.3%	88,157	25.7%	91,651	25.9%
June 30	87,852		24.0%	80,639	23.5%	85,176	24.1%
September 30	99,537	(1)	27.1%	84,629	24.6%	87,009	24.7%

	$366,635		100.0%	$343,460	100.0%	$353,370	100.0%

	Income (Loss) from Operations
	Year Ended September 30,
	2009			2008			2007
	Amount		Percent	Amount		Percent	Amount		Percent
	($’s in thousands)

Three Month Period Ending:
December 31	$3,589		19.3%	$9,304		87.0%	$10,525		44.3%
March 31	(203	)(2)	(1.1)%	2,275		21.3%	9,450		39.8%
June 30	2,966		15.9%	(1,429	)(3)	(13.4)%	5,696		24.0%
September 30	12,289	(1)	65.9%	547		5.1%	(1,921	)(4)	(8.1)%

	$18,641		100.0%	$10,697		100.0%	$23,750		100.0%

(1)	The increased net revenues and income from operations for the three month period ended September 30, 2009, as compared to the remainder of the year, was primarily due to an increase in our student population resulting from the growth in contracts we have experienced since January 2008, the investments we made in recruiting, training, and developing additional financial aid and future student advisors and the seasonal variations in our business.

(2)	The loss from operations during the three month period ending March 31, 2009 was primarily due to additional sales force representatives hired in response to our increase in quality leads, contract services expenses incurred for process improvement projects in financial aid and admissions and lower interest income due to a change in investments to lower risk, lower yielding mutual funds.

(3)	The loss from operations incurred during the three month period ending June 30, 2008 was primarily due to the increased investment in the new national advertising campaign, set-up fees associated with the proprietary loan program and a decline in average undergraduate full-time student enrollment.

(4)	The loss from operations incurred during the three month period ending September 30, 2007 was primarily due to approximately $4.5 million in operating expense related to our reduction in force implemented nationwide in September 2007.

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, self-insurance, goodwill, income taxes, contingencies and stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial position or results of operations.

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

Revenue recognition.  Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor. Tuition and fee revenue is recognized ratably over the term of the course or program offered. If a student withdraws from a program prior to a specified date, all or a portion of deferred tuition revenue is refunded. Approximately 97% of our net revenues for each of the years ended September 30, 2009, 2008 and 2007 consisted of tuition. Our undergraduate programs are typically designed to be completed in 45 to 90 weeks and our advanced training programs range from 14 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the twelve-month period immediately following the date on which such liability is reflected in our consolidated financial statements.

We have a proprietary loan program with a national chartered bank to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources. Under terms of the related agreements, the bank originates loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank on a monthly basis and assume all of the related credit risk. The loans bear interest at market rates; however, the principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.

In substance, we are providing the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts have been collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our consolidated balance sheet until sufficient collection history has been obtained.

Allowance for uncollectible accounts.  We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans to help students pay that portion of their education expenses not covered by financial aid programs or alternate fund sources, which are unsecured and not guaranteed. Management analyzes accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. Although we believe that our allowance for doubtful accounts is adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the amount required, additional allowances may be necessary, which would result in increased selling, general and administrative expenses in the period such determination is made.

Investments.  We invest in pre-refunded municipal bonds, which are primarily secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. We have both the ability and intention to hold municipal bonds until maturity and therefore classify these investments as held-to-maturity, and report them at amortized cost. Investments with a maturity date of 90 days or less at the time of purchase are classified as cash equivalents and investments with a maturity date greater than one year at the end of the period are classified as non-current.

We review our held-to-maturity investments quarterly for impairment to determine if an other-than-temporary decline has occurred in the market value of any individual investment in relation to its cost basis. Other-than-temporary declines in the value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments in the year ended September 30, 2009.

Self-Insurance.  We are self-insured for a number of risks including claims related to employee health care and dental care and workers’ compensation. The accounting for our self-insured plans involves estimates and judgments to determine our ultimate liability related to reported claims and claims incurred but not reported. We consider our historical experience, severity factors, actuarial analysis and existing stop loss insurance in estimating our ultimate insurance liability. If our insurance claim trends were to differ significantly from our historic claim experience, we would make a corresponding adjustment to our insurance reserves.

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

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year using a discounted cash flow model that incorporates estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model include future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates our weighted average cost of capital. While actual experience will differ from the amounts included in our cash flow model, we do not believe that a related impairment of our goodwill is reasonably possible in the foreseeable future.

Income taxes.  We assess the likelihood that our deferred tax assets will be realized from future taxable income and establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our statement of operations as a charge or credit to income tax expense. We make assumptions, judgments and estimates in determining our provisions for income taxes, assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our estimates are reasonable, changes in tax laws or our interpretation of tax laws, and the outcome of future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. In addition, actual operating results and the underlying amount and category of income in future years could render our current assessment of recoverable deferred tax assets inaccurate.

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

Stock-based Compensation.  We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for option grants and restricted stock awards with only service conditions on a straight-line basis over the requisite service period. For stock awards with market conditions, we recognize compensation expense using the graded vesting method over the requisite period.

Option exercise prices are based upon the per share closing price of our common stock on the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions. The risk-free interest rate is based on a zero-coupon U.S. Treasury bill with a maturity date approximately equal to the expected life of the option at the grant date. We apply the simplified method for calculating the expected term of the grant which is the weighted mid-point between the vesting date of the grant and the expiration date of the stock option agreement. Our dividend rate is assumed to be zero because we have not historically, nor do we have plans to, pay dividends. We derive our expected volatility using a method that includes an analysis of companies within our industry sector, including UTI, to calculate the annualized historical volatility.

Compensation expense associated with restricted stock awards is measured based on the closing price of our common stock on the date of grant. The requisite service period for restricted stock awards is generally the vesting period. Compensation expense is recognized only for those awards that are expected to vest, which we estimate based upon historical forfeitures.

In September 2009, our Board of Directors approved a grant of stock units with vesting of the grant subject to a market condition. The market condition is based on total shareholder return which is the comparison of the change in our stock price and dividends to the change in stock price and dividends for companies included in a nationally recognized stock index for each of the three measurement periods included in the grant. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 200% of the stock units originally targeted, depending on where our total shareholder return ranks among the companies included in the related index for that measurement period.

The fair value of the stock units at grant date for each measurement period was estimated using a Monte Carlo simulation which required assumptions for expected volatilities, correlation coefficients, risk-free rates of return, and dividend yields. Expected volatilities were derived using a method that calculates historical volatility over a period equal to the length of the measurement period for UTI and the companies included in the related index. Correlation coefficients were based on the same data used to calculate historical volatilities and were used to model how our stock price moves in relation to the companies included in the related index. We used a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assumed that any dividends paid were reinvested.

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

Our principal exposure to market risk relates to changes in interest rates. As of September 30, 2009, we held $56.2 million in cash and cash equivalents and $28.9 million in investments. During the year ended September 30, 2009, we earned interest income of $0.2 million. In September 2008, we changed the investments of our cash and cash equivalents from a mutual fund invested in a portfolio composed of commercial paper, floating variable rate bonds, repurchase agreements, certificates of deposit, time deposits, municipal bonds, short-term corporate bonds and federal agencies to a mutual fund that invests in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes and U.S. treasury bills. Additionally, in May 2009, we began investing in pre-refunded municipal bonds, collateralized by escrowed-to-maturity U.S. treasury notes. We do not believe that reasonably possible changes in interest rates will have a material effect on our financial position, results of operations or cash flows.

As of September 30, 2009, we did not have significant short-term or long-term borrowings. Please refer to Note 11, Revolving Credit Facility, in Item 8, “Financial Statements and Supplementary Data,” for additional information.

Effect of Inflation

To date, inflation has not had a significant effect on our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-29 of this report:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a — 15(d) or 15d — 15(d) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting are included on pages F-2 and F-3, respectively, of this annual report on Form 10-K.

Management’s Certifications

The Company has filed as exhibits to its annual report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.

The Company has submitted to the New York Stock Exchange the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in our proxy statement for the 2010 Annual Meeting of Stockholders under the headings “Election of Directors”; “Corporate Governance and Related Matters”; “Code of Conduct; Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in our proxy statement for the 2010 Annual Meeting of Stockholders under the heading “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in our proxy statement for the 2010 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in our proxy statement for the 2010 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in our proxy statement for the 2010 Annual Meeting of Stockholders under the heading “Fees Paid to PricewaterhouseCoopers LLP” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

(3) Exhibits:

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
3.2		Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to a Form 8-K filed by the Registrant on February 23, 2005.)
3.3		Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.1 to a Form 8-K filed by the Registrant on December 15, 2008.)
4.1		Specimen Certificate evidencing shares of common stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
4.2		Registration Rights Agreement, dated December 16, 2003, between Registrant and certain stockholders signatory thereto. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.1		Credit Agreement, dated October 26, 2004, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
10	.1.1	Modification Agreement, dated July 5, 2006, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on July 7, 2006.)
10	.1.2	Second Modification Agreement, dated October 26, 2007, by and between the Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on October 26, 2007.)
10	.2*	Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.3*	Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.4*	Universal Technical Institute, Inc. 2003 Incentive Compensation Plan (as amended February 28, 2007). (Formerly known as the 2003 Stock Incentive Plan). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007.)
10	.5.1*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.5.2*	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.5.3*	Form of Performance Unit Award Agreement. (Filed herewith.)
10	.5.4*	Form of Performance Shares Award Agreement. (Filed herewith.)
10	.6*	Amended and Restated 2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed December 14, 2005.)
10	.7*	Employment Agreement, dated July 8, 2008, between Registrant and John C. White. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on July 9, 2008.)

Exhibit
Number		Description

10	.8*	Employment Agreement, dated July 8, 2008, between Registrant and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on July 9, 2008.)
10	.9*	Form of Severance Agreement between Registrant and certain executive officers. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on January 16, 2008.)
10.10		Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.11		Lease Agreement, dated July 2, 2001, as amended, between John C. and Cynthia L. White, as trustees of the John C. and Cynthia L. White 1989 Family Trust, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.12		Lease Agreement, dated July 2, 2001, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.13		Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 5, 2004, or an amendment thereto (No. 333-114185).)
10	.14*	Employment Agreement dated July 24, 2008, between Registrant and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on July 29, 2008.)
10	.15*	Separation Agreement, Waiver and Release dated December 17, 2008, between Registrant and Larry H. Wolff. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on December 18, 2008.)
10	.16*	Employment Agreement, dated March 6, 2009, between Registrant and Roger L. Speer. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on March 6, 2009.)
10	.17*	Separation Agreement, Waiver and Release dated July 30, 2009, between Registrant and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on August 4, 2009.)
21.1		Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K dated December 14, 2005.)
23.1		Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
24.1		Power of Attorney. (Included on signature page.)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*	Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

By:	/s/ John C. White
JOHN C. WHITE
Chairman of the Board

Date: December 1, 2009

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

Signature	Title	Date

/s/ John C. White John C. White	Chairman of the Board	December 1, 2009

/s/ Kimberly J. McWaters Kimberly J. McWaters	President and Chief Executive Officer (Principal Executive Officer) and Director	December 1, 2009

/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 1, 2009

/s/ Alan E. Cabito Alan E. Cabito	Director	December 1, 2009

/s/ A. Richard Caputo, Jr. A. Richard Caputo, Jr.	Director	December 1, 2009

Signature	Title	Date

/s/ Conrad A. Conrad Conrad A. Conrad	Director	December 1, 2009

/s/ Roger S. Penske Roger S. Penske	Director	December 1, 2009

/s/ Linda J. Srere Linda J. Srere	Director	December 1, 2009

/s/ Allan D. Gilmour Allan D. Gilmour	Director	December 1, 2009

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2009. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Universal Technical Institute, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Universal Technical Institute, Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of the internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Phoenix, Arizona
December 1, 2009

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
	($’s in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$56,199	$80,878
Restricted cash	—	2,000
Investments, current portion	25,142	—
Receivables, net	14,892	20,222
Deferred tax assets	7,452	5,951
Prepaid expenses and other current assets	10,480	8,568

Total current assets	114,165	117,619
Investments, less current portion	3,806	—
Property and equipment, net	81,168	68,258
Goodwill	20,579	20,579
Other assets	3,633	2,919

Total assets	$223,351	$209,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,276	$37,995
Deferred revenue	48,175	44,695
Accrued tool sets	4,276	3,870
Income tax payable	1,794	—
Other current liabilities	25	44

Total current liabilities	101,546	86,604
Deferred tax liabilities	3,086	2,908
Deferred rent liability	5,593	5,354
Other liabilities	6,428	6,322

Total liabilities	116,653	101,188

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,641,006 shares issued and 23,770,780 shares outstanding at September 30, 2009 and 28,406,762 shares issued and 25,089,517 shares outstanding at September 30, 2008	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	140,813	137,100
Treasury stock, at cost, 4,870,226 shares and 3,317,245 shares at September 30, 2009 and 2008, respectively	(76,506)	(59,571)
Retained earnings	42,388	30,655

Total shareholders’ equity	106,698	108,187

Total liabilities and shareholders’ equity	$223,351	$209,375

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2009	2008	2007
	(In thousands, except per share amounts)

Net revenues	$366,635	$343,460	$353,370
Operating expenses:
Educational services and facilities	193,490	186,640	186,245
Selling, general and administrative	154,504	146,123	143,375

Total operating expenses	347,994	332,763	329,620

Income from operations	18,641	10,697	23,750

Other income (expense):
Interest income	246	3,185	2,663
Interest expense	(48)	(39)	(43)
Other income	466	178	—

Total other income	664	3,324	2,620

Income before income taxes	19,305	14,021	26,370
Income tax expense	7,572	5,805	10,806

Net income	$11,733	$8,216	$15,564

Earnings per share:
Net income per share — basic	$0.48	$0.32	$0.58

Net income per share — diluted	$0.48	$0.32	$0.57

Weighted average number of common shares outstanding:
Basic	24,246	25,574	26,775

Diluted	24,627	25,807	27,424

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)

Balance at October 1, 2006	28,175	$3	$124,804	1,431	$(30,029)	$6,836	$101,614
Net income	—	—	—	—	—	15,564	15,564
Issuance of common stock under employee plans	85	—	861	—	—	—	861
Tax benefit from employee stock plans	—	—	25	—	—	—	25
Stock-based compensation	—	—	6,441	—	—	—	6,441

Balance at September 30, 2007	28,260	$3	$132,131	1,431	$(30,029)	$22,400	$124,505
Cumulative effect of the adoption of ASC 740	—	—	—	—	—	39	39

Balance at October 1, 2007	28,260	$3	$132,131	1,431	$(30,029)	$22,439	$124,544
Net income	—	—	—	—	—	8,216	8,216
Issuance of common stock under employee plans	147	—	497	—	—	—	497
Tax charge from employee stock plans	—	—	(853)	—	—	—	(853)
Stock-based compensation	—	—	5,325	—	—	—	5,325
Treasury stock purchases	—	—	—	1,886	(29,542)	—	(29,542)

Balance at October 1, 2008	28,407	$3	$137,100	3,317	$(59,571)	$30,655	$108,187
Net income	—	—	—	—	—	11,733	11,733
Issuance of common stock under employee plans	312	—	878	—	—	—	878
Shares withheld for payroll taxes	(78)	—	(1,101)	—	—	—	(1,101)
Tax charge from employee stock plans	—	—	(842)	—	—	—	(842)
Stock-based compensation	—	—	4,778	—	—	—	4,778
Treasury stock purchases	—	—	—	1,553	(16,935)	—	(16,935)

Balance at September 30, 2009	28,641	$3	$140,813	4,870	$(76,506)	$42,388	$106,698

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$11,733	$8,216	$15,564
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	17,568	17,605	18,751
Bad debt expense	6,732	4,379	3,375
Stock-based compensation	4,702	5,325	6,441
Deferred income taxes	(2,165)	(249)	(957)
Loss on disposal of property and equipment	1,004	1,216	680
Changes in assets and liabilities:
Receivables	(1,936)	(11,307)	(1,625)
Income tax payable (receivable)	1,564	960	391
Prepaid expenses and other current assets	(2,036)	(1,327)	37
Other assets	1,176	1,304	(663)
Accounts payable and accrued expenses	6,989	109	(2,160)
Deferred revenue	3,480	(4,694)	(90)
Accrued tool sets and other current liabilities	387	(511)	(341)
Other liabilities	(47)	68	230

Net cash provided by operating activities	49,151	21,094	39,633

Cash flows from investing activities:
Purchase of property and equipment	(28,524)	(17,705)	(46,580)
Proceeds from disposal of property and equipment	36	32,689	40,192
Purchase of investments	(31,629)	—	—
Proceeds received upon maturity of investments	3,067	—	—
Increase in restricted cash	—	(2,000)	—

Net cash (used in) provided by investing activities	(57,050)	12,984	(6,388)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	878	497	861
Payment of payroll taxes on stock-based compensation through shares withheld	(1,101)	—	—
Excess tax benefit from stock-based compensation	378	251	57
Purchases of treasury stock, including fees of $75 in 2008	(16,935)	(29,542)	—

Net cash (used in) provided by financing activities	(16,780)	(28,794)	918

Net (decrease) increase in cash and cash equivalents	(24,679)	5,284	34,163
Cash and cash equivalents, beginning of year	80,878	75,594	41,431

Cash and cash equivalents, end of year	$56,199	$80,878	$75,594

Supplemental Disclosure of Cash Flow Information:
Taxes paid	$7,823	$5,151	$13,102

Interest paid	$48	$48	$39

Training equipment obtained in exchange for services	$1,571	$1,859	$1,735

Accrued capital expenditures	$2,292	$4,184	$4,807

Capitalized stock-based compensation	$76	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

1.	Business Description

Universal Technical Institute, Inc. (“UTI” or, collectively, “we” and “our”) provides postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at 10 campuses and manufacturer training programs that are sponsored by the manufacturer or dealer at dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals.

2.	Government Regulation and Financial Aid

Our schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended (HEA), commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (ED). During the years ended September 30, 2009, 2008 and 2007, approximately 73%, 72% and 68% respectively, of our net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

Revenue Recognition

Net revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor. Tuition and fee revenue is recognized ratably over the term of the course or program offered. If a student withdraws from a program prior to a specified date, all or a portion of deferred tuition revenue is refunded. Approximately 97% of our net revenues for each of the years ended September 30, 2009, 2008 and 2007 consisted of tuition. Our undergraduate programs are typically designed to be completed in 45 to 90 weeks and our advanced training programs range from 14 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the twelve-month period immediately following the date on which such liability is reflected in our consolidated financial statements.

Proprietary Loan Program

In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a national chartered bank in 2008. Under terms of the related agreements, the bank originates loans for our students who meet our specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank on a monthly basis and assume all of the related credit risk. The loans bear interest at market rates; however, principal and interest payments are not required until six months after the student completes his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.

The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreements, we have a $2.0 million deposit with the bank in order to secure our related loan purchase obligation. This balance is classified as other assets and restricted cash in our consolidated balance sheets at September 30, 2009 and 2008, respectively.

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.7 million and $0.4 million during the years ended September 30, 2009 and 2008, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue will not be recognized in our consolidated balance sheet until sufficient collection history has been obtained.

Our Board of Directors authorized the extension of up to an aggregate of $30.0 million of credit under our proprietary loan program. At September 30, 2009, we had committed to provide loans to our students for approximately $17.1 million and of that amount there was approximately $14.0 million in loans outstanding. At September 30, 2008 there was approximately $1.7 million in loans outstanding under this program. Since the inception of the program, recognition of approximately $8.4 million of the related tuition revenue has been deferred because collectability is not reasonably assured. We will recognize the related tuition revenue when such amounts have been collected.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

Allowance for Uncollectible Accounts

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

Investments

We invest predominantly in pre-refunded municipal bonds, which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. Additionally, we invest in certificates of deposit issued by financial institutions. We have the ability and intention to hold our investments until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost. Investments with an original maturity date of 90 days or less at the time of purchase are classified as cash equivalents and investments with a maturity date greater than one year at the end of the period are classified as non-current.

We review our held-to-maturity investments for impairment quarterly to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments in the year ended September 30, 2009.

Property and Equipment

Property, equipment and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization expense are calculated using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the remaining useful life of the asset or term of lease, whichever is shorter. Costs relating to software developed for internal use and curriculum development are capitalized and amortized using the straight-line method over the related estimated useful lives. Such costs include direct costs of materials and services as well as payroll and related costs for employees who are directly associated with the projects. Maintenance and repairs are expensed as incurred.

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

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year using a discounted cash flow model that incorporates estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model include future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates our weighted average cost of capital. Based upon our annual assessments, we determined that our goodwill was not impaired at September 30, 2009 and 2008, and that impairment charges were not required. While actual experience will differ from the amounts included in our cash flow model, we do not believe that a related impairment of our goodwill is reasonably possible in the foreseeable future.

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

Deferred Rent Liability

We lease substantially all of our administrative and educational facilities under operating lease agreements. Some lease agreements contain tenant improvement allowances, free rent periods or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, we record a deferred rent liability on the consolidated balance sheet and record rent expense evenly over the term of the lease.

Advertising Costs

Costs related to advertising are expensed as incurred and totaled approximately $23.7 million, $26.4 million and $27.3 million for the years ended September 30, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for stock awards with only service conditions on a straight-line basis over the requisite service period. We recognize compensation expense for stock awards with market conditions using the graded vesting method over the requisite period.

Option exercise prices are based upon the per share closing price of our common stock on the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions. The risk-free interest rate is based on a zero-coupon U.S. Treasury bill with a maturity date

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

approximately equal to the expected life of the option at the grant date. We apply the simplified method for calculating the expected term of the grant which is the weighted mid-point between the vesting date of the grant and the expiration date of the stock option agreement. Our dividend rate is assumed to be zero because we have not historically, nor do we have plans to, pay dividends. We derive our expected volatility using a method that includes an analysis of companies within our industry sector, including UTI, to calculate the annualized historical volatility.

Compensation expense associated with restricted stock awards is measured based on the grant date fair value of our common stock. The requisite service period for restricted stock awards is generally the vesting period. Compensation expense is recognized only for those awards that are expected to vest, which we estimate based upon historical forfeitures.

In September 2009, our Board of Directors approved a grant of stock units with vesting of the grant subject to a market condition. The market condition is based on total shareholder return which is the comparison of the change in our stock price and dividends to the change in stock price and dividends for companies included in a nationally recognized stock index for each of the three measurement periods included in the grant. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 200% of the stock units originally targeted, depending on where our total shareholder return ranks among the companies included in the related index for that measurement period.

The fair value of stock units at the grant date for each measurement period was estimated using a Monte Carlo simulation which required assumptions for expected volatilities, correlation coefficients, risk-free rates of return, and dividend yields. Expected volatilities were derived using a method that calculates historical volatility over a period equal to the length of the measurement period for UTI and the companies included in the related index. Correlation coefficients were based on the same data used to calculate historical volatilities and were used to model how our stock price moves in relation to the companies included in the related index. We used a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assumed that any dividends paid were reinvested.

Stock-based compensation expense of $4.7 million, $5.3 million and $6.4 million (pre-tax) was recorded for the years ended September 30, 2009, 2008 and 2007, respectively. The tax benefit related to stock-based compensation recognized in the years ended September 30, 2009, 2008 and 2007 was $1.8 million, $2.0 million and $2.5 million, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize deferred tax assets for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Deferred tax assets are reduced through a valuation allowance; if it is more likely than not that the deferred tax assets will not be realized.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and receivables. As of September 30, 2009, we held cash and cash equivalents of $56.2 million and investments of $28.9 million invested primarily in pre-refunded municipal bonds, collateralized by escrowed-to-maturity U.S. treasury notes.

We place our cash and cash equivalents with high quality financial institutions and manage the amount of credit exposure with any one financial institution. We mitigate the concentration risk of our investments by limiting the amount invested in any one issuer.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

We extend credit for tuition and fees, for a limited period of time, to the majority of our students that are in attendance at our campuses. Our credit risk with respect to these accounts receivable is partially mitigated through the students’ participation in federally funded financial aid programs, unless students withdraw prior to the receipt by us of Title IV Program funds for those students. Our risk related to accounts receivable is also mitigated because the balances are dispersed among approximately 16,000 students across our 10 campuses.

Our students have traditionally received their Federal Family Education Loans (FFEL) from a limited number of lending institutions. FFEL student loans comprised approximately 79%, 85% and 87% of our total Title IV Program funds received for the years ended September 30, 2009, 2008 and 2007, respectively. One lending institution, Sallie Mae, provided 54%, 90%, and 95% of the FFEL loans that our students received during each of the years ended September 30, 2009, 2008 and 2007, respectively. In the years ended September 30, 2009 and 2008, one student loan guaranty agency, United Student Aid Funds (USAF), guaranteed approximately 54%, 90% and 95%, respectively, of the FFEL loans made to our students.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, investments, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value at September 30, 2009 and 2008 due to the short-term nature of these instruments.

Comprehensive Income

We have no items which affect comprehensive income other than net income.

Start-up Costs

Costs related to the start-up of new campuses are expensed as incurred.

Subsequent Events

Subsequent events have been evaluated through December 1, 2009, which is the date financial statements were issued.

4.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved the “FASB Accounting Standards Codification” (ASC) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (U.S. GAAP). The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the ASC is now considered to be non-authoritative. The ASC was effective for us on September 30, 2009 and did not have an impact on our financial condition or results of operations.

In August 2009, the FASB issued an update which provides clarification of valuation techniques that are acceptable in circumstances in which a quoted price in an active market for the identical liability is not available. This update became effective for us on October 1, 2009 and did not have a material impact on our financial condition or results of operations.

In May 2009, the FASB issued guidance that establishes standards for reporting events that occur after the balance sheet date, but before financial statements are issued or are available to be issued and was effective for periods ending on or after June 15, 2009. We adopted this guidance in the year ended September 30, 2009 and it did not have an impact on our financial condition or results of operations.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

In April 2009, the FASB issued guidance that addresses determining fair value when the volume of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. We adopted this guidance effective April 1, 2009 and it did not have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued guidance that addresses the recognition of other-than-temporary impairments of investments in debt securities, as well as financial statement presentation requirements for other-than-temporary impairments of investments in debt and equity securities. We adopted this guidance effective April 1, 2009 and it did not have a material impact on our financial condition or results of operations.

In June 2008, the FASB issued guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share (EPS) pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance requires all prior-period EPS data presented to be adjusted retrospectively and early application is not permitted. We believe our implementation of the guidance in ASC 260 will not have a material impact on our EPS calculations.

In December 2007, the FASB issued guidance regarding non-controlling interests in consolidated financial statements. The guidance requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Under the guidance, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of non-controlling interests are to be recognized as an adjustment to the parent interest’s equity. This guidance is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted this guidance effective October 1, 2009 and it did not have a material impact on our financial condition or results of operations.

5.	Postemployment Benefits

During the year ended September 30, 2009, we entered into agreements with personnel whose employment terminated and recorded charges for postemployment benefits of approximately $3.0 million. The postemployment benefit liability will be paid out ratably over the terms of the agreements, which range from 1 to 18 months, with the final agreement expiring in December 2010.

The following table summarizes the postemployment benefit liability activity for the year ended September 30, 2009:

	Liability Balance at	Postemployment		Other	Liability Balance at
	September 30, 2008	Benefit Charges	Cash Paid	Non-cash(1)	September 30, 2009

Severance	$644	$2,700	$(1,475)	$(128)	$1,741
Other	44	320	(85)	(97)	182

Total	$688	$3,020	$(1,560)	$(225)	$1,923

(1)	Primarily relates to the affected employee not using benefits within the time offered under the separation agreement and non-cash severance.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

6.	Receivables, net

Receivables, net consist of the following:

	September 30,
	2009	2008

Tuition receivables	$18,093	$22,125
Income tax receivables	—	148
Other receivables	115	377

Receivables	18,208	22,650
Less allowance for uncollectible accounts	(3,316)	(2,428)

	$14,892	$20,222

The allowance for uncollectible accounts is estimated using our historical write-off experience applied to the receivable balances for students who are no longer attending school due to graduation or withdrawal or who are in school and have receivable balances in excess of their financial aid packages. We write off receivable balances against the allowance for uncollectible accounts at the time we transfer the balance to a third party collection agency.

The following table summarizes the activity for our allowance for uncollectible accounts during the year ended September 30:

	Balance at	Additions to	Write-offs of
	Beginning of	Bad Debt	Uncollectible	Balance at
	Period	Expense	Accounts	End of Period

2009	$2,428	$6,732	$5,844	$3,316
2008	$2,055	$4,379	$4,006	$2,428
2007	$2,608	$3,375	$3,928	$2,055

7.	Investments

During 2009, we began investing predominantly in pre-refunded municipal bonds which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. Additionally, we invest in certificates of deposit issued by financial institutions. We have the ability and intention to hold our investments until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost.

Amortized cost and estimated fair market value for investments classified as held-to-maturity at September 30, 2009 are as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value

Certificates of deposit due in less than 1 year	$717	$—	$—	$717
Bonds due in less than 1 year	24,425	34	(6)	24,453
Bonds due in 1 — 2 years	3,806	10	—	3,816

	$28,948	$44	$(6)	$28,986

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

Investments are exposed to various risks, including interest rate, market and credit risk and as a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the consolidated balance sheets and consolidated statements of income.

At September 30, 2009, investments included interest receivable of approximately $0.4 million.

8.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The valuation techniques used to determine fair value must be consistent with either the market approach, income approach and/or cost approach. The following three-tier fair value hierarchy prioritizes the inputs used in the valuation techniques to measure fair value:

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. We use prices and inputs that are current as of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the ability to observe those prices and inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value for certain assets and liabilities and their placement within the fair value hierarchy.

At September 30, 2009, we held $41.4 million in money market mutual funds which are classified within cash and cash equivalents in our consolidated balance sheet. We measure fair value for our money market mutual funds using quoted market prices for identical assets (Level 1).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

9.	Property and Equipment

Property and equipment, net consist of the following:

	Depreciable	September 30,
	Lives (in Years)	2009	2008

Land	—	$1,456	$—
Building and building improvements	35	7,654	—
Leasehold improvements	1 - 28	35,859	33,675
Training equipment	3 - 10	63,982	62,184
Office and computer equipment	3 - 10	35,187	27,847
Software developed for internal use	3 - 5	6,883	6,962
Curriculum development	5	643	584
Vehicles	5	695	761
Construction in progress	—	6,813	2,332

		159,172	134,345
Less accumulated depreciation and amortization		(78,004)	(66,087)

		$81,168	$68,258

Depreciation expense related to our property and equipment was $16.4 million, $16.6 million and $17.9 million for the years ended September 30, 2009, 2008 and 2007, respectively. Amortization expense related to curriculum development and software developed for internal use was $2.0 million, $1.5 million and $1.1 million for the years ended September 30, 2009, 2008 and 2007, respectively.

On September 23, 2009, we purchased a building with approximately 95,000 square feet in the Dallas/Ft. Worth, Texas area for $9.1 million. Based on the fair value of the assets acquired, we allocated the purchase price as follows: approximately $7.7 million to the building and approximately $1.5 million to land. We will depreciate the building over 35 years, the estimated useful life, using the straight-line method, when the building is placed in service.

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2009	2008

Accounts payable	$7,515	$5,126
Accrued compensation and benefits	30,218	24,675
Other accrued expenses	9,543	8,194

	$47,276	$37,995

11.	Revolving Credit Facility

On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009. There was no amount outstanding on the line of credit and we were in compliance with all covenants at September 30, 2009. We did not renew the line of credit agreement upon expiration and do not currently plan to enter into a new one unless specific circumstances dictate at a future date.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

12.	Income Taxes

The components of income tax expense are as follows:

	Year Ended September 30,
	2009	2008	2007

Current expense	$9,737	$6,054	$11,788
Deferred expense (benefit)	(2,165)	(249)	(982)

Total provision for income taxes	$7,572	$5,805	$10,806

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35.0% to pre-tax income for the year. The reasons for the differences are as follows:

	Year Ended September 30,
	2009	2008	2007

Income tax expense at statutory rate	$6,757	$4,907	$9,230
State income taxes, net of federal tax benefit	793	793	1,606
Other, net	22	105	(30)

Total income tax expense	$7,572	$5,805	$10,806

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets are as follows:

	September 30,
	2009	2008

Gross deferred tax assets:
Stock-based compensation	$9,049	$8,528
Allowance for doubtful accounts	1,293	947
Expenses and accruals not yet deductible	4,877	4,585
Deferred revenue	4,032	618
Net operating loss and net capital loss carryovers	589	599
State tax credit carryforwards	272	260
Valuation allowance	(300)	(300)

Total gross deferred tax assets	19,812	15,237

Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(6,242)	(5,646)
Depreciation and amortization of property and equipment	(8,199)	(5,505)
Prepaid expenses deductible for tax	(1,005)	(1,043)

Total gross deferred tax liabilities	(15,446)	(12,194)

Net deferred tax assets	$4,366	$3,043

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

The deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows:

	September 30,
	2009	2008

Current deferred tax assets, net	$7,452	$5,951
Noncurrent deferred tax liabilities, net	(3,086)	(2,908)

Net deferred tax assets	$4,366	$3,043

The following table summarizes the activity for the valuation allowance during the year ended September 30:

	Balance at	Additions to
	Beginning of	Income Tax		Balance at
	Period	Expense	Write-offs	End of Period

2009	$300	$—	$—	$300
2008	$885	$300	$885	$300
2007	$—	$885	$—	$885

On October 10, 2007, we completed a sale-leaseback transaction of the property at the Norwood, Massachusetts campus. As a result of the transaction, we no longer qualify for a Massachusetts investment credit in the amount of $0.9 million related to the Norwood, Massachusetts campus. At September 30, 2007, we determined that it was more likely than not that we would not realize the investment credit due to the impending transaction and recorded a valuation allowance as of that date. The deferred tax asset relating to the investment credit was written off against the valuation allowance when the sale-leaseback transaction was completed.

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

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which these filings relate. Our tax returns for the years ended September 30, 2006 through September 30, 2008 remain subject to examination by the Internal Revenue Service and our tax returns for the years ended September 30, 2005 through September 30, 2008 remain subject to examinations by various state taxing authorities.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

13.	Commitments and Contingencies

Operating Leases

We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Two of our campus properties are leased from a related party. Future minimum rental commitments at September 30, 2009 for all non-cancelable operating leases are as follows:

Years ending September 30,
2010	$25,815
2011	24,485
2012	23,120
2013	21,164
2014	21,164
Thereafter	132,331

$248,079

Rent expense for operating leases was approximately $27.6 million, $27.9 million and $22.1 million for the years ended September 30, 2009, 2008 and 2007, respectively.

Rent expense includes rent paid to related parties which was approximately $2.3 million, $2.2 million and $2.1 million for the years ended September 30, 2009, 2008 and 2007, respectively. Since 1991, some of our properties have been leased from entities controlled by John C. White, the Chairman of our Board of Directors. A portion of the property comprising our Orlando location is occupied pursuant to a lease with the John C. and Cynthia L. White 1989 Family Trust, with the lease term expiring on August 19, 2022. The annual base lease payments for the first year under this lease totaled approximately $0.3 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Another portion of the property comprising our Orlando location is occupied pursuant to a lease with Delegates LLC, an entity controlled by the White Family Trust, with the lease term expiring on July 1, 2016. The beneficiaries of this trust are Mr. White’s children, and the trustee of the trust is not related to Mr. White. Annual base lease payments for the first year under this lease totaled approximately $0.7 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Additionally, since April 1994, we have leased two of our Phoenix properties under one lease from City Park LLC, a successor in interest of 2844 West Deer Valley LLC and in which the John C. and Cynthia L. White 1989 Family Trust holds a 25% interest. The lease expires on February 28, 2015, and the annual base lease payments for the first year under this lease, as amended, totaled approximately $0.5 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. We believe that the rental rates under these leases approximated fair market rental value of the properties at the time the lease agreements were negotiated.

Licensing Agreements

In 1997, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses and delivery of services on our campuses. The agreement was amended in March 2008. Under the terms of the amended license agreement, we are committed to pay royalties based upon a flat per student fee for students who elect and attend the licensed program. Minimum payments are required as follows: $0.6 million for calendar years 2009 and 2010 and $0.7 million for calendar years 2011 and 2012. A license fee is also payable based upon a percentage of net sales related to the sale of any product which bears the licensed

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

trademark. The royalty and license expenses related to this agreement were $0.5 million for each of the years ended September 30, 2009, 2008 and 2007, and were recorded in educational services and facilities expenses. In addition, we are required to pay a minimum marketing and advertising fee for which in return we receive the right to utilize certain advertising space in the licensor’s published periodicals. The required marketing and advertising fee is $0.9 million for calendar years 2010 through 2012. The marketing and advertising fees related to this agreement were $1.0 million, $0.7 million and $0.7 million for the years ended September 30, 2009, 2008 and 2007, respectively, and were recorded in selling, general and administrative expenses. The agreement expires December 31, 2012.

In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. Under the terms of the agreement, we are required to pay a flat per student fee for each three week course a student completes of the total three courses offered in connection with this license agreement. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than six months notification of intent to terminate. In addition, the agreement may be terminated by the licensor after notification to us of a contractual breach if such breach remains uncured for more than 30 days. License fees related to this agreement were $1.2 million; $1.1 million and $1.2 million for the years ended September 30, 2009, 2008, and 2007, respectively, and were recorded in educational services and facilities expenses.

In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. We are committed to pay royalties based upon net revenue and sponsorship revenue, as defined in the agreement, from July 1, 2007 through December 31, 2017, the expiration of the agreement. The agreement required a minimum royalty payment of $1.6 million in calendar year 2009. The minimum royalty payments increase by $0.05 million in each calendar year subsequent to 2009. The expense related to these agreements was $1.7 million; $1.5 million and $2.0 million in the years ended September 30, 2009, 2008 and 2007, respectively, and was recorded in educational services and facilities expenses.

In August 2005, we settled claims with a third party that certain of our former employees had allegedly used the intellectual property assets of the third party in the development of our e-learning training products. Under the settlement agreement, we agreed, over a two-year period, to purchase $3.6 million of courseware licenses that will expire no later than December 2010. At September 30, 2009, we had purchased $3.6 million and used $2.6 million of courseware licenses. We record the expense for the purchased licenses on a straight-line basis over the period in which the registered user is expected to use the license. Expense related to this agreement was $1.0 million, $0.8 million and $0.7 million for the years ended September 30, 2009, 2008 and 2007, respectively.

Vendor Relationships

In 2008, we entered into an agreement with a third party, under which they will develop a blend of instructor-led training and web-based training curriculum for our Hot Rod U, service operations, success track, auto and diesel courses. The curriculum will include modular components that can be modified for other programs we offer. The $9.6 million fixed-price agreement originated in September 2008, expires in February 2010 and can be terminated without cause by either party with a 30 day notice. We capitalized $4.1 million of costs related to this agreement during the year ended September 30, 2009. No costs were incurred for this agreement prior to September 30, 2008.

In 1998, we entered into an agreement with Snap-on Tools. Our agreement with Snap-on Tools was renewed in April 2009 and expires in April 2017. The agreement allows us to purchase promotional tool kits for our students at a discount from their list price. In addition, we earn credits that are redeemable for equipment we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant Snap-on Tools exclusive access to our campuses, to display advertising and to use Snap-on tools to train our students. The April 2009 renewal requires that we maintain a minimum balance of $1 million in

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

credits earned on student purchases. The credits under this agreement may be redeemed for Snap-on Tools equipment at the full retail list price, which is more than we would be required to pay using cash. Upon termination of the agreement, we continue to earn credits relative to promotional tool kits we purchase or additional tools our active students purchase. We continue to earn these credits until a tool kit is provided to the last student eligible under the agreement.

Students are each provided a voucher which can be redeemed for a tool kit near graduation. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool kit vouchers are provided. Accordingly, at September 30, 2009 and 2008, we recorded an accrued tool set liability of $4.3 million and $3.9 million, respectively. Additionally, at September 30, 2009 and 2008, our liability to Snap-on Tools for vouchers redeemed by students was $2.5 million and $2.1 million, respectively, and was recorded in accounts payable and accrued expenses.

As we have opened new campuses, Snap-on Tools has historically advanced us credits for the purchase of their tools or equipment that support our growth. At September 30, 2009 and 2008, a net prepaid expense with Snap-on Tools resulted from an excess of credits earned over credits used of $2.4 million and $0.9 million, respectively.

Executive Employment Agreements

We have employment agreements with key executives that provide for continued salary payments and continuing benefits if the executives are terminated for reasons other than cause or in the event of a change in control, as defined in the agreements. The aggregate amount of our commitments under these agreements is approximately $3.9 million at September 30, 2009.

Change in Control Agreements

We have severance agreements with other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in control. Under the terms of the agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements is approximately $6.3 million at September 30, 2009.

Deferred Compensation Plan

We have deferred compensation agreements with four of our employees, providing for the payment of deferred compensation to each employee in the event that the employee is no longer employed by us. Under each agreement, the employee shall receive an amount equal to the compensation the employee would have earned if the employee had repeated the employment performance of the prior twelve months. We will pay the deferred compensation in a lump sum or over the period in which the employee would typically have earned the compensation had the employee been actively employed, at our option. Our commitment under the deferred compensation agreements was approximately $1.1 million at September 30, 2009.

Surety Bonds

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

authorization to conduct our business. We have posted surety bonds in the total amount of approximately $13.3 million at September 30, 2009.

Legal

In the ordinary conduct of our business, we are periodically subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Based on internal review, we record reserves using our best estimate of the probable and reasonably estimable contingent liabilities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party, individually or in the aggregate, will have a material adverse effect on our business, results of operations, cash flows or financial condition.

14.	Common Shareholders’ Equity

Common Stock

Holders of our common stock are entitled to receive dividends when and as declared by the board of directors and have the right to one vote per share on all matters requiring shareholder approval.

Stock Repurchase Program

On April 28, 2009 and November 26, 2007, our Board of Directors authorized the repurchase of up to $20.0 million and $50.0 million, respectively, of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. During the year ended September 30, 2009 we purchased 1,552,981 shares at an average price per share of $10.87 and a total cost of approximately $16.9 million. During the year ended September 30, 2008, we purchased 1,886,300 shares at an average price per share of $15.66 and a total cost of approximately $29.5 million under this program. At September 30, 2009, we have purchased 3,439,281 shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program.

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

The 2003 Plan was approved by our Board of Directors and adopted effective December 22, 2003 upon consummation of our initial public offering and amended on February 28, 2007 by our stockholders. The 2003 Plan authorizes the issuance of various common stock awards, including stock options, restricted stock and stock units,

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

for approximately 4.4 million shares of our common stock. We issue stock options with exercise prices equal to the closing price of our stock on the grant date. Our restricted stock awards are issued at fair market value which is determined by the closing price of our stock on the grant date. Under the 2003 Plan, stock option and restricted stock awards generally vest ratably over a four year period. The expiration date of stock options granted under the 2003 Plan is the earlier of the seven or ten-year anniversary of the grant date, based on the terms of the individual grant; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; ninety days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance; or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance. The restrictions associated with our restricted stock awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination.

At September 30, 2009, 3.9 million shares of common stock were reserved for issuance under the 2003 Plan, of which 1.5 million shares are available for future grant.

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

In determining our expected term, we reviewed our historical share option exercise experience and determined it does not provide a reasonable basis upon which to estimate an expected term due to our limited historical award and exercise experience. For the years ended September 30, 2009, 2008 and 2007, we applied the simplified method for calculating the expected term which is the weighted mid-point between vesting date and the expiration date of the stock option agreement. The stock options granted during the years ended September 30, 2009, 2008 and 2007 vest 25% each year for four years and have a seven or ten-year life.

We determine the risk-free interest rate of our awards using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. We have not historically paid cash dividends on our common stock. Therefore, we use an expected dividend yield of zero in the Black-Scholes option pricing model.

The following table summarizes the weighted average assumptions used for stock option grants made during each year:

	Year Ended September 30,
	2009	2008	2007

Expected years until exercised	4.41	4.78	6.25
Risk-free interest rate	2.06%	3.22%	4.54%
Expected dividends	—	—	—
Expected volatility	41.26%	39.28%	39.39%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

The following table summarizes stock option activity under the 2002 and 2003 Plans:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value
	(In Thousands)

Outstanding at September 30, 2008	2,274	$19.91
Stock options granted	7	$11.41
Stock options exercised	(80)	$7.28
Stock options expired or forfeited	(404)	$23.81

Outstanding at September 30, 2009	1,797	$19.56	4.66	$7,216

Stock options exercisable at September 30, 2009	1,538	$20.05	4.41	$6,093
Stock options expected to vest at September 30, 2009	249	$16.71	6.14	$1,068

As of September 30, 2009, unrecognized stock compensation expense related to non-vested stock options was $1.5 million, which is expected to be recognized over a weighted average period of 1.8 years.

The total fair value of options which vested during the years ended September 30, 2009, 2008 and 2007 was $2.5 million, $4.4 million and $5.3 million, respectively. The aggregate intrinsic value in the preceding table is based on our closing stock price of $19.70 as of September 30, 2009. The aggregate intrinsic value represents the total intrinsic value that would have been received by the stock option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the years ended September 30, 2009, 2008 and 2007 was $0.8 million, $0.7 million and $0.3 million, respectively. The weighted-average grant-date per share fair value of options granted during the years ended September 30, 2009, 2008 and 2007 was $4.17, $5.01 and $10.69, respectively.

The values for stock options exercised are summarized as follows:

	Year Ended September 30,
	2009	2008	2007

Cash received	$583	$450	$493
Tax benefits	$318	$270	$110

The following table summarizes restricted stock activity under the 2003 Plan:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Nonvested restricted stock outstanding at September 30, 2008	767	$15.93
Restricted stock awarded	400	$19.18
Restricted stock vested	(206)	$17.22
Restricted stock forfeited	(109)	$15.69

Nonvested restricted stock outstanding at September 30, 2009	852	$17.17

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

As of September 30, 2009, unrecognized stock compensation expense related to restricted stock awards was $13.3 million which is expected to be recognized over a weighted average period of 3.2 years.

In September 2009, our Board of Directors approved $1.5 million for a grant of stock units with vesting of the grant subject to a market condition. We issued 0.06 million stock units in the grant with a weighted average fair value at grant date of $26.01 per stock unit. The grant includes measurement periods of 12 months, 24 months, and 36 months. The stock units do not have voting rights or rights to dividends.

The market condition is based on total shareholder return which is the comparison of the change in our stock price and dividends to the change in stock price and dividends of the companies included in a nationally recognized stock index for each of the three measurement periods included in the grant. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 200% of the stock units originally granted depending on where our total shareholder return ranks among the companies included in the related index for that measurement period.

The fair value of stock units at the grant date for each measurement period was estimated using a Monte Carlo simulation which required assumptions for expected volatilities, correlation coefficients, risk-free rates of return, and dividend yields. Expected volatilities were derived using a method that calculates historical volatility over a period equal to the length of the measurement period for UTI and the companies included in the related index. Correlation coefficients were based on the same data used to calculate historical volatilities and were used to model how our stock price moves in relation to the companies in the related index. We used a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assumed that any dividends paid were reinvested. The fair value at grant date of the stock units included in the 12-month, 24-month and 36-month measurement periods were $23.27, $26.54, and $28.81, respectively.

The stock units vest on the settlement date which is expected to be no later than 2 1/2 months after the end of each measurement period. Participants are required to be employed by the company on the settlement date to receive the shares awarded for measurement period, unless one of the following conditions is met. Upon death or disability of a participant, determination of whether, and to what extent the market condition has been achieved will be made based on actual performance against the stated criteria through the death or disability date. If an employee is terminated or leaves for good cause within one year following a change in control, a determination of whether, and to what extent the market condition has been achieved will be based on actual performance against the stated criteria through the change in control date. If employment is terminated for any other reason, all unvested stock units shall be forfeited upon termination.

Compensation expense for the stock units subject to a market condition is recognized using the graded vesting method over the requisite periods. All compensation expense for the grant will be recognized for participants who fulfill the requisite service period, regardless of whether the market condition for issuing shares is satisfied.

We use historical data to estimate forfeitures. Our estimated forfeitures are adjusted as actual forfeitures differ from our estimates, resulting in stock-based compensation expense only for those awards that actually vest. If factors change and different assumptions are employed in future periods, previously recognized stock-based compensation expense may require adjustment.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

The following table summarizes the operating expense line and the impact on net income in the consolidated statements of income in which stock-based compensation expense has been recorded:

	Year Ended September 30,
	2009	2008	2007

Educational services and facilities	$573	$622	$533
Selling, general and administrative	4,129	4,703	5,908

Total stock-based compensation expense	$4,702	$5,325	$6,441

Income tax benefit	$1,810	$2,018	$2,480

Employee Stock Purchase Plan

We have an employee stock purchase plan that allows eligible employees to purchase our common stock up to an aggregate of 0.3 million shares at semi-annual intervals through periodic payroll deductions. The number of shares of common stock issued under this plan was 0.02 million shares, 0.03 million shares and 0.03 million shares for the years ended September 30, 2009, 2008 and 2007, respectively. We received proceeds of $0.3 million, $0.4 million and $0.6 million in the years ended September 30, 2009, 2008 and 2007, respectively. Our plan provides for a market price discount of 5% and application of the market price discount to the closing stock price at the end of each offering period.

15.	Earnings per Common Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the years ended September 30, 2009, 2008 and 2007, approximately 1.2 million shares, 2.2 million shares and 1.1 million shares, respectively, which could be issued under outstanding employee stock options or restricted stock, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

The table below reflects the reconciliation of the weighted average number of common shares used in determining basic and diluted net income per share:

	Year Ended September 30,
	2009	2008	2007

Weighted average number of shares
Basic shares outstanding	24,246	25,574	26,775
Dilutive effect related to employee stock plans	381	233	649

Diluted shares outstanding	24,627	25,807	27,424

16.	Defined Contribution Employee Benefit Plan

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made matching contributions of approximately $1.3 million, $1.5 million and $1.3 million for the years ended September 30, 2009, 2008 and 2007, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

17.	Segment Information

Our principal business is providing postsecondary education. We also provide manufacturer-specific training, and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the Other category. Corporate expenses are allocated to Postsecondary Education and the Other category based on compensation expense.

Summary information by reportable segment is as follows as of and for the years ended September 30:

	2009	2008	2007

Net revenues
Postsecondary education	$351,544	$326,308	$336,089
Other	15,091	17,152	17,281

Consolidated	$366,635	$343,460	$353,370

Income (loss) from operations
Postsecondary education	$21,533	$12,025	$23,934
Other	(2,892)	(1,328)	(184)

Consolidated	$18,641	$10,697	$23,750

Depreciation and amortization
Postsecondary education	$16,844	$17,033	$18,265
Other	724	572	486

Consolidated	$17,568	$17,605	$18,751

Goodwill
Postsecondary education	$20,579	$20,579	$20,579
Other	—	—	—

Consolidated	$20,579	$20,579	$20,579

Total assets
Postsecondary education	$219,054	$202,986	$228,389
Other	4,297	6,389	4,433

Consolidated	$223,351	$209,375	$232,822

18.	Quarterly Financial Summary (Unaudited)

	First	Second	Third	Fourth	Fiscal
Year Ended September 30, 2009	Quarter	Quarter	Quarter	Quarter	Year

Net revenues	$90,121	$89,125	$87,852	$99,537	$366,635
Income (loss) from operations	$3,589	$(203)	$2,966	$12,289	$18,641
Net income (loss)	$2,304	$(80)	$1,923	$7,586	$11,733
Income (loss) per share:
Basic	$0.09	$—	$0.08	$0.32	$0.48
Diluted	$0.09	$—	$0.08	$0.32	$0.48

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands, except per share amounts)

	First	Second	Third	Fourth	Fiscal
Year Ended September 30, 2008	Quarter	Quarter	Quarter	Quarter	Year

Net revenues	$90,035	$88,157	$80,639	$84,629	$343,460
Income (loss) from operations	$9,304	$2,275	$(1,429)	$547	$10,697
Net income (loss)	$6,483	$1,906	$(724)	$551	$8,216
Income (loss) per share:
Basic	$0.24	$0.08	$(0.03)	$0.02	$0.32
Diluted	$0.24	$0.07	$(0.03)	$0.02	$0.32

The summation of quarterly per share information does not equal amounts for the full year as quarterly calculations are performed on a discrete basis. In addition, securities may have had an anti-dilutive effect during individual quarters but not for the full year.