Form 10-Q
period 2009-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2010-02-02
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 28, 2010, there were 23,853,548 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2009	2009
	($’s in thousands)
Assets
Current assets:
Cash and cash equivalents	$61,838	$56,199
Investments, current portion	30,722	25,142
Receivables, net	14,070	14,892
Deferred tax assets	6,044	7,452
Prepaid expenses and other current assets	11,218	10,480

Total current assets	123,892	114,165

Investments, less current portion	4,653	3,806
Property and equipment, net	81,373	81,168
Goodwill	20,579	20,579
Other assets	3,571	3,633

Total assets	$234,068	$223,351

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,236	$47,276
Deferred revenue	54,654	48,175
Accrued tool sets	4,532	4,276
Income tax payable	6,214	1,794
Other current liabilities	29	25

Total current liabilities	102,665	101,546

Deferred tax liabilities	1,304	3,086
Deferred rent liability	5,589	5,593
Other liabilities	6,291	6,428

Total liabilities	115,849	116,653

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,710,607 shares issued and 23,840,381 shares outstanding at December 31, 2009 and 28,641,006 shares issued and 23,770,780 shares outstanding at September 30, 2009	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	143,054	140,813
Treasury stock, at cost, 4,870,226 shares at December 31, 2009 and September 30, 2009	(76,506)	(76,506)
Retained earnings	51,668	42,388

Total shareholders’ equity	118,219	106,698

Total liabilities and shareholders’ equity	$234,068	$223,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended
	December 31,
	2009	2008
	(In thousands, except per
	share amounts)
Net revenues	$103,522	$90,121

Operating expenses:
Educational services and facilities	48,927	47,742
Selling, general and administrative	39,539	38,790

Total operating expenses	88,466	86,532

Income from operations	15,056	3,589

Other income (expense):
Interest income	48	79
Interest expense	(4)	(12)
Other income	135	71

Total other income	179	138

Income before income taxes	15,235	3,727
Income tax expense	5,955	1,423

Net income	$9,280	$2,304

Net income per share — basic	$0.39	$0.09

Net income per share — diluted	$0.38	$0.09

Weighted average number of common shares outstanding:
Basic	23,827	25,090

Diluted	24,176	25,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
				(In thousands)
Balance at September 30, 2009	28,641	$3	$140,813	4,870	$(76,506)	$42,388	$106,698
Net income	—	—	—	—	—	9,280	9,280
Issuance of common stock under employee plans	71	—	347	—	—	—	347
Shares withheld for payroll taxes	(1)	—	(35)	—	—	—	(35)
Tax benefit from employee stock plans	—	—	354	—	—	—	354
Stock-based compensation	—	—	1,575	—	—	—	1,575

Balance at December 31, 2009	28,711	$3	$143,054	4,870	$(76,506)	$51,668	$118,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	December 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$9,280	$2,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,372	4,371
Bad debt expense	1,495	2,084
Stock-based compensation	1,556	1,390
Deferred income taxes	(20)	(1,473)
Loss on disposal of property and equipment	16	121
Changes in assets and liabilities:
Receivables	(287)	2,336
Prepaid expenses and other current assets	(759)	(807)
Other assets	47	8
Accounts payable and accrued expenses	(9,264)	(3,310)
Deferred revenue	6,479	910
Income tax payable	4,060	2,647
Accrued tool sets and other current liabilities	260	15
Other liabilities	(118)	83

Net cash provided by operating activities	17,117	10,679

Cash flows from investing activities:
Purchase of property and equipment	(5,337)	(4,016)
Proceeds from disposal of property and equipment	—	5
Purchase of investments	(8,548)	—
Proceeds received upon maturity of investments	1,735	—

Net cash used in investing activities	(12,150)	(4,011)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	347	(17)
Payment of payroll taxes on stock-based compensation through shares withheld	(35)	—
Excess tax benefit from stock-based compensation	360	2

Net cash provided by (used in) financing activities	672	(15)

Net increase in cash and cash equivalents	5,639	6,653
Cash and cash equivalents, beginning of period	56,199	80,878

Cash and cash equivalents, end of period	$61,838	$87,531

Supplemental disclosure of cash flow information:
Taxes paid	$1,563	$250

Interest paid	$2	$12

Training equipment obtained in exchange for services	$285	$287

Accrued capital expenditures	$776	$313

Capitalized stock-based compensation	$19	$—

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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 1, 2009.
The unaudited consolidated financial statements include the accounts of Universal Technical Institute, Inc. (UTI) and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
We have evaluated events after December 31, 2009 through February 2, 2010, which is the date the financial statements were issued, and determined that any events or transactions occurring during this period that would require recognition or disclosure were appropriately addressed in these financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
3. Investments
We invest predominantly in pre-refunded municipal bonds which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. Additionally, we invest in certificates of deposit issued by financial institutions. We have the ability and intent to hold our investments until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost.
Amortized cost and estimated fair market value for investments classified as held-to-maturity at December 31, 2009 are as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value

Certificates of deposit due in less than 1 year	$2,303	$—	$—	$2,303
Certificates of deposit due in 1 - 2 years	2,635	—	(1)	2,634
Bonds due in less than 1 year	28,419	36	(8)	28,447
Bonds due in 1 - 2 years	2,018	7	—	2,025

	$35,375	$43	$(9)	$35,409

Investments are exposed to various risks, including interest rate, market and credit risk and as a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the consolidated balance sheets and consolidated statements of income.
4. Fair Value Measurements
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
At December 31, 2009, we held $51.5 million in money market mutual funds which are classified within cash and cash equivalents in our consolidated balance sheet. We measure fair value for our money market mutual funds using quoted market prices for identical assets (Level 1).
5. Postemployment Benefits
During the three months ended December 31, 2009 and year ended September 30, 2009, we entered into agreements with personnel whose employment terminated and recorded charges for postemployment benefits of approximately $0.2 million and $3.0 million, respectively. The postemployment benefit liability will be paid out ratably over the terms of the agreements, which range from 1 to 18 months, with the final agreement expiring in December 2010.
The following table summarizes the postemployment activity for the three months ended December 31, 2009:

	Liability Balance at	Postemployment		Other	Liability Balance at
	September 30, 2009	Benefit Charges	Cash Paid	Non-cash (1)	December 31, 2009
Severance	$1,741	$152	$(604)	$(200)	$1,089
Other	182	15	(39)	(35)	123

Total	$1,923	$167	$(643)	$(235)	$1,212

(1)	Primarily relates to the affected employee not using benefits within the time offered under the separation agreement and non-cash severance.
6. Earnings per Common Share
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months ended December 31, 2009 and 2008, 1,241,584 shares, and 1,812,041 shares, respectively, which could be issued under outstanding options or restricted stock, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended
	December 31,
	2009	2008
	(In thousands)
Weighted average number of shares
Basic shares outstanding	23,827	25,090
Dilutive effect related to employee stock plans	349	372

Diluted shares outstanding	24,176	25,462

In June 2008, the FASB issued guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share (EPS) pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance requires all prior-period EPS data presented to be adjusted retrospectively and early application is not permitted. We adopted this guidance effective October 1, 2009 and it did not have a material impact on our EPS calculations.
7. Property and Equipment, net
Property and equipment, net consist of the following:

	Depreciable	December 31,	September 30,
	Lives (in Years)	2009	2009

Land	—	$1,456	$1,456
Buildings and building improvements	35	7,955	7,654
Leasehold improvements	1-28	36,109	35,859
Training equipment	3-10	65,042	63,982
Office and computer equipment	3-10	36,082	35,187
Software developed for internal use	3-5	7,145	6,883
Curriculum development	5	643	643
Vehicles	5	695	695
Construction in progress	—	8,733	6,813

		163,860	159,172
Less accumulated depreciation and amortization		(82,487)	(78,004)

		$81,373	$81,168

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,	September 30,
	2009	2009

Accounts payable	$3,376	$7,515
Accrued compensation and benefits	22,457	30,218
Other accrued expenses	11,403	9,543

	$37,236	$47,276

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
The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreement, we have a $2.0 million deposit with the bank in order to secure our related loan purchase obligation. This balance is classified as other assets in our consolidated balance sheets at December 31, 2009 and September 30, 2009.
In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.3 million and $0.2 million during the three months ended December 31, 2009 and 2008, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue will not be recognized in our consolidated balance sheet until sufficient collection history has been obtained.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
Our Board of Directors authorized the extension of up to an aggregate of $30.0 million of credit under our proprietary loan program. As of December 31, 2009, we had committed to provide loans to our students for approximately $19.1 million and of that amount there was approximately $18.0 million in loans outstanding. At December 31, 2008 there was approximately $5.1 million in loans outstanding under this program. Since the inception of the program, approximately $11.0 million of the related tuition revenue has not been recognized because collectability is not reasonably assured. We will recognize the related tuition revenue when such amounts are collected.
10. Stock Repurchase Program
On April 28, 2009 and November 26, 2007, our Board of Directors authorized the repurchase of up to $20.0 million and $50.0 million, respectively, of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At December 31, 2009, we have purchased 3,439,281 shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program. We did not make any purchases during the three months ended December 31, 2009.
11. Segment Information
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
Summary information by reportable segment is as follows as of and for the three months ended December 31:

	2009	2008

Net revenues
Postsecondary education	$100,827	$85,724
Other	2,695	4,397

Consolidated	$103,522	$90,121

Income (loss) from operations
Postsecondary education	$15,584	$3,936
Other	(528)	(347)

Consolidated	$15,056	$3,589

Depreciation and amortization
Postsecondary education	$4,179	$4,227
Other	193	144

Consolidated	$4,372	$4,371

Goodwill
Postsecondary education	$20,579	$20,579
Other	—	—

Consolidated	$20,579	$20,579

Total assets
Postsecondary education	$230,068	$208,509
Other	4,000	3,085

Consolidated	$234,068	$211,594

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2009 Annual Report on Form 10-K filed with the SEC on December 1, 2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.
2010 Overview
Operations
Our average undergraduate full-time student enrollment increased 15.1% to 18,782 students for the three months ended December 31, 2009, resulting in revenue growth of 14.9%. Our net revenues for the three months ended December 31, 2009 were $103.5 million, an increase of $13.4 million from the prior year. Our net income for the three months ended December 31, 2009 was $9.3 million, an increase of $7.0 million from the prior year. The increase in net revenues for the three months ended December 31, 2009 was primarily due to an increase in average undergraduate student enrollment, an increase in tuition rates, and a decrease in tuition discounts. The increase was partially offset by tuition revenue and loan origination fees financed under our proprietary loan program, which, because collectability is not reasonably assured, we will recognize as tuition revenue when such amounts have been collected. Additionally, the increase in our net revenue was partially offset by a decrease in revenue from our industry training programs. Net income was impacted by higher compensation and related benefits expense which was partially offset by lower bad debt expense.
Student starts for the three months ended December 31, 2009 were 3,850, an increase of 16.0% as compared to 3,319 for the three months ended December 31, 2008. The increase in starts is a result of the investments we made in our student recruitment representatives as well as the recruitment, training and development of additional financial aid and future student advisors during 2009.   In addition, although not quantifiable, we believe broader economic conditions have contributed to a portion of our recent enrollment growth.
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
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a proprietary loan program with a national chartered bank in June 2008. For a detailed discussion, see “Proprietary Loan Program” in Note 9 to our Condensed Consolidated Financial Statements within Part I, Item 1 of this report.
Our Board of Directors authorized the extension of up to an aggregate of $30.0 million of credit under our proprietary loan program. As of December 31, 2009, we had committed to provide loans to our students for approximately $19.1 million and of that amount there was approximately $18.0 million in loans outstanding. At December 31, 2008 there was approximately $5.1 million in loans outstanding under this program. Since the inception of the program, we have not recognized revenue in the amounts of approximately $11.0 million and $7.0 million because collectability is not reasonably assured and due to the timing of student progression through their programs, respectively. We will recognize the revenue when such amounts are collected as payments are made on the loans.

New Campus
We are planning to open a new campus in Dallas/Ft. Worth, Texas during the summer of 2010, providing our automotive and automotive/diesel training programs during the following three months to six months.
Through December 31, 2009, we have invested approximately $9.4 million on the building and land purchase, building improvements and equipment, with approximately $0.2 million of that investment occurring during the three months ended December 31, 2009. We anticipate making an additional investment of approximately $10.0 million in preparing this campus for opening over the next six months. During the three months ended December 31, 2009, we have incurred approximately $0.6 million in operating expenses related to opening our new campus and we anticipate we will incur approximately $6.6 million in 2010. We anticipate this new campus will become profitable within 9 months to 15 months after opening.
Regulatory Update
The recently commenced negotiated rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.
In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The proposed program integrity rulemaking addresses numerous topics, including, but not limited to:
•	standards regarding the payment of incentive compensation to employees involved in student enrollment;
•
establishing a definition of “gainful employment” for purposes of the foundational requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation.

The negotiated rulemaking process is expected to consist of three meetings for each team that will culminate in the publication of proposed rules in a Notice of Proposed Rulemaking for public comment some time after the final meeting deliberations in early calendar year 2010. At these meetings, representatives of the various higher education constituencies, often reflecting widely divergent views, attempt to negotiate acceptable regulations to address the topics introduced by the U.S. Department of Education. After the public comment period expires, the U.S. Department of Education must publish final regulations in the Federal Register on or before November 1, 2010 for the regulations to be effective July 1, 2011. We cannot predict the outcome of this rulemaking process at this time.
Industry Background
The U.S. Department of Labor recently released data related to the market for qualified service technicians which estimated that in 2008 there were approximately 764,000 working automotive technicians in the United States, and this number was expected to increase by 4.7% from 2008 to 2018. Other 2008 estimates provided by the U.S. Department of Labor indicate that from 2008 to 2018 the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair, are expected to increase by 5.7%, 0.5%, 9.0% and 5.9%, respectively. This need for technicians is due to a variety of factors, including technological advancement in the industries our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service, as well as an aging and retiring workforce that generally requires training to keep up with technological advancements and maintain its technical competency. As a result of these factors, it is estimated that an average of approximately 31,200 new job openings will exist annually for new entrants from 2008 to 2018 in the fields we serve, according to data collected by the U.S. Department of Labor.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended
	December 31,
	2009	2008

Net revenues	100.0%	100.0%

Operating expenses:
Educational services and facilities	47.3%	53.0%
Selling, general and administrative	38.2%	43.0%

Total operating expenses	85.5%	96.0%

Income from operations	14.5%	4.0%

Interest income	0.1%	0.1%
Other income	0.2%	0.1%

Total other income	0.3%	0.2%

Income before income taxes	14.8%	4.2%
Income tax expense	5.8%	1.6%

Net income	9.0%	2.6%

Capacity utilization is the ratio of our average undergraduate full-time student enrollment to total seats available. The following table sets forth our average capacity utilization during each of the periods indicated and the total seats available at the end of each of the periods indicated:

	Three Months Ended
	December 31,
	2009	2008

Average undergraduate full-time student enrollment	18,782	16,323
Total seats available	24,966	24,670
Average capacity utilization	75.2%	66.2%
We continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
Net revenues. Our net revenues for the three months ended December 31, 2009 were $103.5 million, representing an increase of $13.4 million, or 14.9%, as compared to net revenues of $90.1 million for the three months ended December 31, 2008. This increase was a result of an increase in the average undergraduate full-time student enrollment of 15.1%, tuition increases between 3% and 5%, depending on the program, and a decrease in tuition discounts of $0.7 million. The increase in net revenues was partially offset by a $1.4 million increase in tuition revenue and loan origination fees financed under our proprietary loan program, which because collectability is not reasonably assured, we will recognize as tuition revenue when such amounts have been collected. In addition, industry training revenue decreased by $1.7 million due to reductions in and discontinuation of training for certain manufacturer specific training programs. The manufacturers we work with periodically review their technician hiring and training needs which results in adjustments to the training schedules and staffing requirements. Certain manufacturers performed such an assessment which resulted in a reduction in the number of courses offered, and in some cases, a shift of courses from manufacturer paid courses to student paid electives.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2009 were $48.9 million, an increase of $1.2 million as compared to $47.7 million for the three months ended December 31, 2008.
The following tables set forth the significant components of our educational services and facilities expenses:

			% of Net Revenues
	Three Months Ended		Three Months Ended		Impact on
	December 31,		December 31,		Operating
	2009	2008	2009	2008	Margin
	(In thousands)
Compensation and related costs	$25,819	$24,812	24.9%	27.5%	2.6%
Occupancy costs	8,937	9,016	8.6%	10.0%	1.4%
Other educational services and facilities expenses	6,734	6,567	6.6%	7.4%	0.8%
Depreciation expense	3,581	3,717	3.5%	4.1%	0.6%
Tools and training aids expense	2,711	2,384	2.6%	2.6%	0.0%
Contract services expense	1,145	1,246	1.1%	1.4%	0.3%

	$48,927	$47,742	47.3%	53.0%	5.7%

Total compensation and related costs increased by approximately $1.0 million for the three months ended December 31, 2009, primarily due to an increase in salaries expense of approximately $1.2 million. This increase was due to the growth in average undergraduate full-time students and our related investment in the recruitment, training, and development of additional financial aid and future student advisors to ensure we provide the highest level of service to our future students.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2009 were $39.5 million, representing an increase of $0.7 million as compared to $38.8 million for the three months ended December 31, 2008.
The following tables set forth the significant components of our selling, general and administrative expenses:

			% of Net Revenues
	Three Months Ended		Three Months Ended		Impact on
	December 31,		December 31,		Operating
	2009	2008	2009	2008	Margin
	(In thousands)
Compensation and related costs	$23,584	$22,687	22.8%	25.2%	2.4%
Other selling, general and administrative expenses	7,210	6,685	7.0%	7.3%	0.3%
Advertising expense	5,868	6,000	5.7%	6.7%	1.0%
Bad debt expense	1,495	2,084	1.4%	2.3%	0.9%
Contract services expense	1,382	1,334	1.3%	1.5%	0.2%

	$39,539	$38,790	38.2%	43.0%	4.8%

Compensation and related costs increased primarily due to increases in salaries and bonuses, partially offset by costs capitalized in connection with the transformation of our automotive and diesel curriculum. Our salary expense increased $0.9 million for the three months ended December 31, 2009, primarily due to an increase in the number of sales force representatives who were hired to drive an increase in the number of enrollments. Salary expense also increased due to an increase in the number of staff to support the transformation of our automotive and diesel curriculum as well as the growth associated with the increase in average undergraduate full-time students.
Bad debt expense decreased $0.6 million for the three months ended December 31, 2009, due to improved operating efficiencies as a result of the investment we made in recruiting, hiring and training additional financial aid and future student advisors during 2009.
Income taxes. Our provision for income taxes was $6.0 million or 39.1% of pre-tax income for three months ended December 31, 2009 as compared to $1.4 million or 38.2% of pre-tax income for the three months ended December 31, 2008. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.
Liquidity and Capital Resources
We finance our operating activities and our internal growth through cash generated from operations. Our net cash provided by operating activities was $17.1 million for the three months ended December 31, 2009, as compared to $10.7 million for the three months ended December 31, 2008.
A majority of our net revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received within 30 days of the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Additionally, we established a proprietary loan program in which we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities
Three months ended December 31, 2009
For the three months ended December 31, 2009, our cash flows provided by operating activities were $17.1 million resulting from net income of $9.3 million with adjustments of $7.4 million for non-cash and other items and $0.4 million related to the change in our operating assets and liabilities.
For the three months ended December 31, 2009, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $4.4 million, substantially all of which was depreciation, stock-based compensation of $1.6 million and bad debt expense of $1.5 million.
Three months ended December 31, 2008
For the three months ended December 31, 2008, our cash flows provided by operating activities were $10.7 million resulting from net income of $2.3 million with adjustments of $6.5 million for non-cash and other items and $1.9 million related to the change in our operating assets and liabilities.
For the three months ended December 31, 2008, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $4.4 million, substantially all of which was depreciation, bad debt expense of $2.1 million, stock-based compensation of $1.4 million, and loss on disposal of property and equipment of $0.1 million, partially offset by a $1.5 million change in deferred tax benefit.
Changes in operating assets and liabilities
Three months ended December 31, 2009
For the three months ended December 31, 2009, changes in our operating assets and liabilities resulted in cash inflows of $0.4 million and were primarily attributable to changes in deferred revenue and income tax payable, offset by accounts payable and accrued expenses.
Accounts payable and accrued expenses decreased $9.3 million primarily due to the timing of our accounts payable cycle and a decrease in accrued payroll and benefits. The timing of our accounts payable cycle resulted in a decrease in accounts payable and accrued expenses of $1.5 million. Accrued payroll and benefits decreased $7.8 million primarily due to the payment of 2009 bonuses and the timing of our payroll cycle.
The increase in deferred revenue resulted in cash provided of $6.5 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at December 31, 2009 compared to September 30, 2009.
The increase in income tax payable resulted in cash provided of $4.1 million and was primarily due to income taxes incurred on income earned during the three months ended December 31, 2009.
Our days sales outstanding (DSO) was approximately 16 days at December 31, 2009 compared to approximately 18 days at December 31, 2008. The decrease of 2 days is due to our revenue growth and the decrease in accounts receivable.

Three months ended December 31, 2008
For the three months ended December 31, 2008, changes in our operating assets and liabilities resulted in $1.9 million of cash provided, primarily attributable to changes in receivables, deferred revenue and income taxes payable, partially offset by changes in accounts payable and accrued expenses
The decrease in receivables resulted in cash provided of $2.3 million. Receivables decreased primarily due to a lower number of students in school at December 31, 2008 when compared to September 30, 2008. In addition, our DSO decreased by three days to approximately 18 days at December 31, 2008 compared to approximately 21 days at September 30, 2008. The decrease in DSO was primarily due to a focused effort to reduce the delay we were experiencing in receiving financial aid funding to settle in-school student receivables during 2008, and an increase in our allowance for doubtful accounts.
The increase in deferred revenue resulted in cash provided of $0.9 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at year end in relation to the completion of their program and an increase in need-based tuition scholarships.
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
Investing Activities
Three months ended December 31, 2009
For the three months ended December 31, 2009, cash used in investing activities was $12.2 million and was primarily related to our investment of $8.5 million in pre-refunded municipal bonds and certificates of deposit partially offset by $1.7 million of proceeds received upon the maturity of investments, all of which were re-invested. Additionally, we invested $5.3 million for the purchase of property and equipment associated with information technology projects, curriculum development, campus improvements and ongoing replacement of equipment related to student training.
Three months ended December 31, 2008
For the three months ended December 31, 2008, cash used in investing activities was $4.0 million and was primarily related to the purchase of property and equipment associated with information technology projects, existing campus expansions and ongoing replacement of equipment related to student training.
Financing Activities
Three months ended December 31, 2009
For the three months ended December 31, 2009, cash provided by financing activities was $0.7 million and was primarily attributable to activity in employee stock plans.

Three months ended December 31, 2008
For the three months ended December 31, 2008, cash flows used in financing activities were attributable to shares withheld for taxes on the vesting of restricted common stock under employee stock option plans.
Future Liquidity Sources
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations through the next 12 months.
We believe that the strategic use of our cash resources includes funding our new campus as well as subsidizing funding alternatives for our students. In addition, our long term strategy includes evaluating repurchase of our common stock as well as the consideration of strategic acquisitions. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense.
Seasonality and Trends
Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Our student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third quarter than in the remainder of our year because fewer students are enrolled during the summer months. Additionally, our schools have had higher student populations in our fourth quarter than in the remainder of the year because more students enroll during this period. Our expenses, however, do not vary significantly with changes in student population and net revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. In addition, our net revenues for the first quarter ending December 31 are impacted by the fact that we have fewer earning days when our campuses are closed during the calendar year end holiday break and accordingly we do not earn revenue during that period.
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2009 Annual Report on Form 10-K, filed with the SEC on December 1, 2009. During the three months ended December 31, 2009 there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
Recent accounting pronouncements are disclosed in our 2009 Annual Report on Form 10-K, filed with the SEC on December 1, 2009. During the three months ended December 31, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal exposure to market risk relates to changes in interest rates. As of December 31, 2009, we held $61.8 million in cash and cash equivalents and $35.4 million in investments. During the three months ended December 31, 2009, we earned minimal interest income. During 2009, we began investing predominantly in pre-refunded municipal bonds which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. Additionally, we invest in certificates of deposit issued by financial institutions.
As of December 31, 2009, we did not have significant short-term or long-term borrowings. Any future borrowings will be subject to interest rate risk. Please refer to the Form 10-K that we filed with the SEC on December 1, 2009 for additional information.
Cautionary Factors That May Affect Future Results
This report contains forward-looking information about our financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They often include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future regulatory initiatives, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results.
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
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the SEC. The Form 10-K that we filed with the SEC on December 1, 2009 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them under the heading “Risk Factors” in the Form 10-K. We incorporate that section of the Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
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
Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 3 of this report under the heading “Cautionary Factors That May Affect Future Results” and in Part I, Item 1A of our 2009 Annual Report on Form 10-K filed with the SEC on December 1, 2009.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the purchase of equity securities during the three months ended December 31, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate Dollar
			(c) Total Number	Value of Shares that
	(a) Total		of Shares	May Yet Be Purchased
	Number of	(b) Average	Purchased as	Under the Plans Or
	Shares	Price Paid	Part of Publicly	Programs
Period	Purchased(1)	per Share	Announced Plans	(In thousands)(2)
October 2009	—	$—	—	$23,660
November 2009	—	$—	—	$23,660
December 2009	1,884	$18.84	—	$23,660

Total	1,884		—	$23,660

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

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: February 2, 2010	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)