Form 10-Q
period 2010-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2010-05-03
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 28, 2010, there were 24,116,659 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2010	2009
	($’s in thousands)
Assets
Current assets:
Cash and cash equivalents	$49,354	$56,199
Investments, current portion	42,390	25,142
Receivables, net	12,485	14,892
Deferred tax assets	6,584	7,452
Prepaid expenses and other current assets	10,864	10,480

Total current assets	121,677	114,165

Investments, less current portion	7,053	3,806
Property and equipment, net	85,018	81,168
Goodwill	20,579	20,579
Other assets	3,528	3,633

Total assets	$237,855	$223,351

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$41,397	$47,276
Deferred revenue	50,484	48,175
Accrued tool sets	4,789	4,276
Income tax payable	—	1,794
Other current liabilities	39	25

Total current liabilities	96,709	101,546

Deferred tax liabilities	871	3,086
Deferred rent liability	5,558	5,593
Other liabilities	5,491	6,428

Total liabilities	108,629	116,653

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,986,435 shares issued and 24,116,209 shares outstanding at March 31, 2010 and 28,641,006 shares issued and 23,770,780 shares outstanding at September 30, 2009	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	148,015	140,813
Treasury stock, at cost, 4,870,226 shares at March 31, 2010 and September 30, 2009	(76,506)	(76,506)
Retained earnings	57,714	42,388

Total shareholders’ equity	129,226	106,698

Total liabilities and shareholders’ equity	$237,855	$223,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net revenues	$105,631	$89,125	$209,153	$179,246

Operating expenses:
Educational services and facilities	51,593	48,898	100,520	96,640
Selling, general and administrative	44,154	40,430	83,693	79,220

Total operating expenses	95,747	89,328	184,213	175,860

Income (loss) from operations	9,884	(203)	24,940	3,386

Other income (expense):
Interest income	74	59	122	138
Interest expense	—	(9)	(4)	(21)
Other income	116	72	251	143

Total other income	190	122	369	260

Income (loss) before income taxes	10,074	(81)	25,309	3,646
Income tax expense (benefit)	4,028	(1)	9,983	1,422

Net income (loss)	$6,046	$(80)	$15,326	$2,224

Earnings per share:
Net income per share — basic	$0.25	$—	$0.64	$0.09

Net income per share — diluted	$0.25	$—	$0.63	$0.09

Weighted average number of shares outstanding:
Basic	23,957	24,529	23,891	24,812

Diluted	24,497	24,529	24,401	25,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
				(In thousands)
Balance at September 30, 2009	28,641	$3	$140,813	4,870	$(76,506)	$42,388	$106,698
Net income	—	—	—	—	—	15,326	15,326
Issuance of common stock under employee plans	367	—	3,314	—	—	—	3,314
Shares withheld for payroll taxes	(22)	—	(523)	—	—	—	(523)
Tax benefit from employee stock plans	—	—	1,028	—	—	—	1,028
Stock-based compensation	—	—	3,383	—	—	—	3,383

Balance at March 31, 2010	28,986	$3	$148,015	4,870	$(76,506)	$57,714	$129,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$15,326	$2,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,834	8,826
Bad debt expense	2,979	3,667
Stock-based compensation	3,341	2,697
Deferred income taxes	(319)	(2,774)
Loss on disposal of property and equipment	80	706
Changes in assets and liabilities:
Receivables	441	263
Prepaid expenses and other current assets	(411)	(988)
Other assets	79	45
Accounts payable and accrued expenses	(4,672)	2,667
Deferred revenue	2,309	(3,308)
Income tax payable (receivable)	(3,732)	(191)
Accrued tool sets and other current liabilities	527	157
Other liabilities	(282)	94

Net cash provided by operating activities	24,500	14,085

Cash flows from investing activities:
Purchase of property and equipment	(14,567)	(8,448)
Proceeds from disposal of property and equipment	1	6
Purchase of investments	(25,755)	—
Proceeds received upon maturity of investments	4,874	—

Net cash used in investing activities	(35,447)	(8,442)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	3,314	(134)
Payment of payroll taxes on stock-based compensation through shares withheld	(523)	—
Excess tax benefit from stock-based compensation	1,311	1
Purchase of treasury stock	—	(16,935)

Net provided by (used in) financing activities	4,102	(17,068)

Net decrease in cash and cash equivalents	(6,845)	(11,425)
Cash and cash equivalents, beginning of period	56,199	80,878

Cash and cash equivalents, end of period	$49,354	$69,453

Supplemental disclosure of cash flow information:
Taxes paid	$12,751	$4,139

Interest paid	$4	$21

Training equipment obtained in exchange for services	$382	$1,203

Accrued capital expenditures	$(1,207)	$1,428

Capitalized stock-based compensation	$42	$33

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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 1, 2009.
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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
Amortized cost and estimated fair market value for investments classified as held-to-maturity at March 31, 2010 are as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value

Certificates of deposit due in less than 1 year	$5,482	$—	$(1)	$5,481
Certificates of deposit due in 1 - 2 years	5,150	1	(1)	5,150
Bonds due in less than 1 year	36,908	19	(10)	36,917
Bonds due in 1 - 2 years	1,903	—	(4)	1,899

	$49,443	$20	$(16)	$49,447

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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
At March 31, 2010, we held $46.1 million in money market mutual funds, municipal bonds and certificates of deposit which are classified within cash and cash equivalents in our consolidated balance sheet. We measure fair value for these instruments using quoted market prices for identical assets (Level 1).
5. Postemployment Benefits
Periodically, we have entered into agreements with personnel whose employment terminated and recorded charges for postemployment benefits. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, will be paid out ratably over the terms of the agreements, which range from 1 to 18 months, with the final agreement expiring in December 2010.
The following table summarizes the postemployment activity for the six months ended March 31, 2010:

	Liability Balance at	Postemployment		Other	Liability Balance at
	September 30, 2009	Benefit Charges	Cash Paid	Non-cash(1)	March 31, 2010
Severance	$1,741	$367	$(1,079)	$(300)	$729
Other	182	47	(73)	(120)	36

Total	$1,923	$414	$(1,152)	$(420)	$765

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.
6. Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months and six months ended March 31, 2010, 641,726 shares and 706,407 shares, respectively, and for the three months and six months ended March 31, 2009, 1,903,926 shares and 1,824,834 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the three months ended March 31, 2009, diluted loss per share equals basic loss per share as the assumed exercise of outstanding stock options, vesting of unvested restricted stock and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The table below reflects the calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)
Weighted average number of shares
Basic shares outstanding	23,957	24,529	23,891	24,812
Dilutive effect related to employee stock plans	540	—	510	342

Diluted shares outstanding	24,497	24,529	24,401	25,154

In June 2008, the Financial Accounting Standards Board issued guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share (EPS) pursuant to the two-class method. We adopted this guidance effective October 1, 2009 and it did not have a material impact on our EPS calculations.
7. Property and Equipment, net
Property and equipment, net consist of the following:

	Depreciable	March 31,	September 30,
	Lives (in years)	2010	2009

Land	—	$1,456	$1,456
Buildings and building improvements	35	10,068	7,654
Leasehold improvements	1-28	36,503	35,859
Training equipment	3-10	65,480	63,982
Office and computer equipment	3-10	36,760	35,187
Software developed for internal use	3-5	8,031	6,883
Curriculum development	5	643	643
Vehicles	5	714	695
Construction in progress	—	11,602	6,813

		171,257	159,172
Less accumulated depreciation and amortization		(86,239)	(78,004)

		$85,018	$81,168

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31,	September 30,
	2010	2009
Accounts payable	$3,728	$7,515
Accrued compensation and benefits	28,152	30,218
Other accrued expenses	9,517	9,543

	$41,397	$47,276

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
The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreement, we have a $2.0 million deposit with the bank in order to secure our related loan purchase obligation. This balance is classified as other assets in our consolidated balance sheets at March 31, 2010 and September 30, 2009.
In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.2 million and $0.4 million during the three months and six months ended March 31, 2010, respectively, and $0.2 million and $0.4 million during the three months and six months ended March 31, 2009, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are presented net and therefore are effectively not recognized in our consolidated balance sheet. This presentation will be reevaluated when sufficient collection history has been obtained.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The following table aggregates the impact on tuition revenue and interest income of our proprietary loan program from inception through the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Balance at beginning of period	$11,844	$1,810	$9,052	$490
Amounts excluded	2,932	1,941	5,931	3,261
Amounts collected and recognized	(64)	(3)	(83)	(3)
Amounts written-off	(482)	—	(670)	—

Balance at end of period	$14,230	$3,748	$14,230	$3,748

Our Board of Directors authorized the extension of up to an aggregate of $30.0 million of credit under our proprietary loan program. As of March 31, 2010, we had committed to provide loans to our students for approximately $21.1 million.
The balance outstanding under the program includes loans outstanding, interest and origination fees and, as previously discussed, are not reflected in our condensed consolidated balance sheets. Principal and interest payments are not required until six months after the student completes his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan. We write-off balances when loans are turned over to external collection agencies which is typically after 150 days of non-payment. The following table summarizes the activity in our proprietary loan program for the six months ended March 31, 2010:

	September 30,	Loans	Interest	Payments		March 31,
	2009	Extended	Accrued	Received	Write-offs	2010
Balance outstanding	$14,671	$6,104	$811	$(83)	$(670)	$20,833
Deferred Compensation Plan
Effective April 1, 2010, we have established a Deferred Compensation Plan (the Plan) into which certain members of management are eligible to defer a maximum of 75% of their regular compensation (i.e. salary) and a maximum of 100% of their incentive bonus. Non-employee members of our Board of Directors are eligible to defer up to 100% of their cash compensation. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of notional investments elected by the participant. Each participant is fully vested in the amounts the individual defers.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
We will make incentive contributions of 50% of deferrals up to 5% of the participant’s salary. Company contributions will also be made to the extent that a participant’s 401(k) match is reduced due to participation in the Plan. The contributions will vest according to a five year vesting schedule. We may also make discretionary contributions to accomplish strategic objectives.
Distribution elections under the Plan may be for separation from service distribution or in-service distribution. Separation from service under the Plan is defined as termination of service through death, retirement or other reasons or reduction of services to 20% or less of the average level of services performed. At separation from service, participants will be able to elect to receive amounts in: (i) a single lump sum, (ii) annual installments over a period of two to ten years or (iii) a partial lump sum with the balance paid in two to ten annual installments. If a participant elects to receive their separation from service account in six or more annual installments, and their age plus years of service is less than sixty at the time of separation, the account balance will be paid in five annual installments. Alternatively, participants can schedule in-service penalty-free future distributions from the Plan while they are employed as long as the distribution is scheduled at the time of deferral.
Upon the death or disability of a participant, the participant or their designated beneficiary will receive the participant’s account balance in a single lump sum. Unforeseeable emergency distributions are available upon approval by us and in accordance with applicable tax laws. A separation from service within two years of a change in control will be paid in a single lump sum, regardless of the elected form of distribution.
We are not obligated to fund the liability of the Plan. However, we have established a rabbi trust in order to offset the liability and protect the interest of the Plan participants in the event of a change of control.
10. Stock Repurchase Program
In previous years, our Board of Directors authorized the repurchase of up to $70.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At March 31, 2010, we have purchased 3,439,281 shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program. We did not make any purchases during the six months ended March 31, 2010.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net revenues
Postsecondary education	$103,564	$84,843	$204,391	$170,567
Other	2,067	4,282	4,762	8,679

Consolidated	$105,631	$89,125	$209,153	$179,246

Income (loss) from operations
Postsecondary education	$10,875	$1,180	$26,459	$5,116
Other	(991)	(1,383)	(1,519)	(1,730)

Consolidated	$9,884	$(203)	$24,940	$3,386

Depreciation and amortization
Postsecondary education	$4,320	$4,277	$8,499	$8,504
Other	142	178	335	322

Consolidated	$4,462	$4,455	$8,834	$8,826

Goodwill
Postsecondary education	$20,579	$20,579	$20,579	$20,579
Other	—	—	—	—

Consolidated	$20,579	$20,579	$20,579	$20,579

Total assets
Postsecondary education	$235,211	$189,916	$235,211	$189,916
Other	2,644	6,137	2,644	6,137

Consolidated	$237,855	$196,053	$237,855	$196,053

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
2010 Overview
Operations
Our average undergraduate full-time student enrollment increased 18.0% to 18,241 students and 16.7% to 18,472 students for the three months and six months ended March 31, 2010, respectively, resulting in revenue growth of 18.5% and 16.7%, respectively. Our net revenues for the three months and six months ended March 31, 2010 were $105.6 million and $209.2 million, respectively, increases of $16.5 million and $30.0 million, respectively, from the prior year. Our net income for the three months and six months ended March 31, 2010 was $6.0 million and $15.3 million, respectively, increases of $6.1 million and $13.1 million, respectively, from the prior year. The increase in net revenues for the three months and six months ended March 31, 2010 was primarily due to an increase in average undergraduate student enrollment, an increase in tuition rates, and a decrease in tuition discounts. Our net revenues for the three months and six months ended March 31, 2010 excluded $2.5 million and $5.1 million, respectively, of tuition revenue related to students participating in our proprietary loan program. Additionally, our net revenues related to our industry training programs declined during the period. Net income was impacted by higher compensation and related benefits expense and higher advertising expense.
Student starts for the three months and six months ended March 31, 2010 were 4,135 and 7,985, respectively, increases of 22.3% and 19.2%, respectively as compared to 3,381 and 6,700 for the three months and six months ended March 31, 2009. The increase in starts is a result of the investments we made in our student recruitment representatives as well as the recruitment, training and development of additional financial aid and future student advisors during 2009. In addition, although not quantifiable, we believe broader economic conditions have contributed to a portion of our recent enrollment growth.
Student Lending Environment
In March 2010, the Health Care and Education Affordability Reconciliation Act was signed into law which discontinues the Federal Family Education Loan program effective after June 30, 2010 under which banks and other lending institutions make loans to students or their parents. Under this legislation, such loans will be available only through the existing Federal Direct Loan Program under which we are currently processing loans.
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

The following table aggregates the impact on tuition revenue and interest income of our proprietary loan program from inception through the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Balance at beginning of period	$11,844	$1,810	$9,052	$490
Amounts excluded	2,932	1,941	5,931	3,261
Amounts collected and recognized	(64)	(3)	(83)	(3)
Amounts written-off	(482)	—	(670)	—

Balance at end of period	$14,230	$3,748	$14,230	$3,748

Our Board of Directors authorized the extension of up to an aggregate of $30.0 million of credit under our proprietary loan program. As of March 31, 2010, we had committed to provide loans to our students for approximately $21.1 million.
The balance outstanding under the program includes loans outstanding, interest and origination fees and, as previously discussed, are not reflected in our condensed consolidated balance sheet. Principal and interest payments are not required until six months after the student completes his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan. We write-off balances when loans are turned over to external collection agencies which is typically after 150 days of non-payment. The following table summarizes the activity in our proprietary loan program for the six months ended March 31, 2010:

	September 30,	Loans	Interest	Payments		March 31,
	2009	Extended	Accrued	Received	Write-offs	2010
Balance outstanding	$14,671	$6,104	$811	$(83)	$(670)	$20,833
New Campus
We are planning to open a new campus in Dallas/Ft. Worth, Texas in the second half of 2010, providing our automotive program. In the following three months to six months, we anticipate offering our automotive/diesel training programs.
Through March 31, 2010, we have invested approximately $11.4 million in the building and land purchase, building improvements and equipment, with approximately $2.2 million of that investment occurring during the six months ended March 31, 2010. We anticipate making an additional investment of approximately $6.7 million in preparing this campus for opening over the next three months. During the three months and six months ended March 31, 2010, we have incurred approximately $1.0 million and $1.6 million in operating expenses related to opening our new campus and we anticipate we will incur approximately $7.5 million in total during 2010. We anticipate this new campus will become profitable within 9 months to 15 months after opening.
Curriculum Transformation
As discussed in prior filings, we are transforming our curriculum to a blend of instructor-led training and web-based training for our auto and diesel courses. The curriculum will include modular components that can be modified for other programs we offer. To date we have invested approximately $8.5 million for this transformation and anticipate investing within the range of $6.0 million to $9.0 million during the second half of 2010.

Deferred Compensation Plan
Effective April 1, 2010, we have established a Deferred Compensation Plan (the Plan) into which certain members of management are eligible to defer a maximum of 75% of their regular compensation (i.e. salary) and a maximum of 100% of their incentive bonus. Non-employee members of our Board of Directors are eligible to defer up to 100% of their cash compensation. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of notional investments elected by the participant. Each participant is fully vested in the amounts the individual defers.
We will make incentive contributions of 50% of deferrals up to 5% of the participant’s salary. Company contributions will also be made to the extent that a participant’s 401(k) match is reduced due to participation in the Plan. The contributions will vest according to a five year vesting schedule. We may also make discretionary contributions to accomplish strategic objectives. See “Deferred Compensation Plan” in Note 9 to our Condensed Consolidated Financial Statements within Part I, Item 1 of this report for more detailed information.
Regulatory Update
In November 2009, the U.S. Department of Education (ED) convened two groups of negotiators to develop new regulations related to the oversight of the Title IV programs and foreign schools. In accordance with the requirements of the Higher Education Act, ED was obligated to convene a committee of various constituencies to discuss revisions to the regulations, and the members of the committee would negotiate the terms of the revisions with ED. This process is referred to as “negotiated rulemaking.” If the committee reaches consensus on all topics, then ED is obligated to propose the regulations to the public in the form agreed to by the committee. If the committee does not reach consensus on all topics, then ED can attempt to move forward with revisions to the regulations as originally proposed or change certain provisions without additional discussion.
The program integrity negotiated rulemaking process addressed 14 different topics and the committee responsible for discussing these provisions, which included representatives of the various higher education constituencies, was unable to reach consensus on the form of all of the proposed rules. Accordingly, under the negotiated rulemaking protocol, ED can propose rules without regard to the tentative agreement or disagreement regarding certain issues. The most significant of the original ED proposals for our business are the following:
•
Adoption of a new definition of “gainful employment” for purposes of establishing and retaining program eligibility for Title IV student financial aid that includes provisions related to a debt-to-income ratio;

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment; and

•	Changes to the current clock-to-credit hour conversion ratio for the purpose of calculating financial aid funding for all non-degree programs.
ED is expected to issue its proposed regulations on these and the other issues for public comment sometime this spring or summer and final regulations prior to November 1, 2010, in order to be effective July 1, 2011. We cannot predict the form of the rules that ultimately will be proposed by ED for public comment or any final rules that may be adopted following the comment period. If the rules regarding incentive compensation, gainful employment and clock-to-credit hour conversion ratio are adopted in the form presented by the ED in the negotiated rulemaking session, they could have a material impact on the manner in which we conduct our business.

In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Affordability Reconciliation Act were signed into law. We are currently evaluating the impact of this legislation but do not anticipate a material effect to our business.
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
Results of Operations
The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	48.8%	54.9%	48.1%	53.9%
Selling, general and administrative	41.8%	45.3%	40.0%	44.2%

Total operating expenses	90.6%	100.2%	88.1%	98.1%

Income (loss) from operations	9.4%	-0.2%	11.9%	1.9%

Interest income	0.0%	0.0%	0.1%	0.0%
Other income	0.1%	0.1%	0.1%	0.1%

Total other income	0.1%	0.1%	0.2%	0.1%

Income (loss) before income taxes	9.5%	-0.1%	12.1%	2.0%
Income tax expense	3.8%	0.0%	4.8%	0.8%

Net income (loss)	5.7%	-0.1%	7.3%	1.2%

Capacity utilization is the ratio of our average undergraduate full-time student enrollment to total seats available. The following table sets forth our average capacity utilization during each of the periods indicated and the total seats available at the end of each of the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Average undergraduate full-time student enrollment	18,241	15,457	18,472	15,835
Total seats available	25,475	24,490	25,475	24,490
Average capacity utilization	71.6%	63.1%	72.5%	64.7%
The increase in our total seats available was primarily due to classrooms transferred to our automotive programs as a result of reductions in and discontinuation of training for certain manufacturer specific training programs. We continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 and Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009
Net revenues. Our net revenues for the three months ended March 31, 2010 were $105.6 million, representing an increase of $16.5 million, or 18.5%, as compared to net revenues of $89.1 million for the three months ended March 31, 2009. This increase was a result of an increase in the average undergraduate full-time student enrollment of 18.0%, tuition increases between 3% and 5%, depending on the program, and a decrease in tuition discounts of $0.5 million. Our net revenues for the three months ended March 31, 2010 and 2009 excluded $2.5 million and $1.8 million, respectively, of tuition revenue related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. In addition, industry training revenue decreased by $2.2 million due to reductions in and discontinuation of training for certain manufacturer specific training programs. The manufacturers we work with periodically review their technician hiring and training needs which results in adjustments to the training schedules and staffing requirements. Certain manufacturers performed such an assessment which resulted in a reduction in the number of courses offered, and in some cases, a shift of courses from manufacturer paid courses to student paid electives.
Our net revenues for the six months ended March 31, 2010 were $209.2 million, representing an increase of $30.0 million, or 16.7%, as compared to net revenues of $179.2 million for the six months ended March 31, 2009. This increase was a result of an increase in the average undergraduate full-time student enrollment of 16.7%, tuition increases between 3% and 5%, depending on the program, and a decrease in tuition discounts of $1.2 million. Our net revenues for the six months ended March 31, 2010 and 2009 excluded $5.1 million and $3.1 million, respectively, of tuition revenue related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. In addition, industry training revenue decreased by $3.9 million due to reductions in and discontinuation of training for certain manufacturer specific training programs as discussed above.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and six months ended March 31, 2010 were $51.6 million and $100.5 million, respectively, an increase of $2.7 million and $3.9 million, respectively, as compared to $48.9 million and $96.6 million for the three months and six months ended March 31, 2009, respectively.

The following tables set forth the significant components of our educational services and facilities expenses:

			% of Net Revenues
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)
Compensation and related costs	$27,364	$26,254	25.9%	29.5%
Occupancy costs	8,838	9,003	8.4%	10.1%
Other educational services and facilities expenses	7,015	5,945	6.6%	6.7%
Depreciation expense	3,599	3,773	3.4%	4.2%
Tools and training aids expense	3,038	2,201	2.9%	2.5%
Contract services expense	1,739	1,722	1.6%	1.9%

	$51,593	$48,898	48.8%	54.9%

			% of Net Revenues
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)
Compensation and related costs	$53,183	$51,066	25.4%	28.5%
Occupancy costs	17,774	18,020	8.5%	10.1%
Other educational services and facilities expenses	13,750	12,511	6.7%	6.8%
Depreciation expense	7,180	7,490	3.4%	4.2%
Tools and training aids expense	5,749	4,585	2.7%	2.6%
Contract services expense	2,884	2,968	1.4%	1.7%

	$100,520	$96,640	48.1%	53.9%

Total compensation and related costs increased by approximately $1.1 million and $2.1 million for the three months and six months ended March 31, 2010, respectively, primarily due to an increase in salaries expense of approximately $0.8 million and $2.0 million, respectively. This increase was due to the growth in average undergraduate full-time students and our related investment in the recruitment, training, and development of additional financial aid and future student advisors to ensure we provide the highest level of service to our future students.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and six months ended March 31, 2010 were $44.2 million and $83.7 million, respectively, representing an increase of $3.7 million and $4.5 million as compared to $40.4 million and $79.2 million for the three months and six months ended March 31, 2009, respectively.

The following tables set forth the significant components of our selling, general and administrative expenses:

			% of Net Revenues
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)
Compensation and related costs	$24,960	$22,044	23.6%	24.7%
Advertising costs	9,021	7,152	8.5%	8.0%
Other selling, general and administrative expenses	7,470	7,932	7.1%	8.9%
Contract services expense	1,220	1,719	1.2%	1.9%
Bad debt expense	1,483	1,583	1.4%	1.8%

	$44,154	$40,430	41.8%	45.3%

			% of Net Revenues
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)
Compensation and related costs	$48,544	$44,731	23.2%	25.0%
Advertising costs	14,889	13,153	7.1%	7.3%
Other selling, general and administrative expenses	14,679	14,616	7.1%	8.2%
Contract services expense	2,602	3,053	1.2%	1.7%
Bad debt expense	2,979	3,667	1.4%	2.0%

	$83,693	$79,220	40.0%	44.2%

Compensation and related costs increased primarily due to an increase in salaries expense of $2.1 million and $3.0 million for the three months and six months ended March 31, 2010, respectively. The increase is primarily due to an increase in the number of sales force representatives who were hired to drive an increase in the number of enrollments. Salary expense also increased due to an increase in the number of staff to support the growth associated with the increase in average undergraduate full-time students.
Advertising expense increased $1.9 million and $1.7 million for the three months and six months ended March 31, 2010, respectively, primarily due to an increase in our advertising spend to generate additional high quality leads to support future student enrollments. We anticipate our advertising expense will increase during the second half of 2010 due to higher advertising costs overall and the local market support necessary for the launch of our new campus.
Income taxes. Our provision for income taxes for the three months and six months ended March 31, 2010 was $4.0 million, or 40.0% of pre-tax income and $10.0 million, or 39.4% of pre-tax income, respectively. We had minimal income tax benefit for the three months ended March 31, 2009 and our provision for income taxes for the six months ended March 31, 2009 was $1.4 million, or 39.0% of pre-tax income. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Liquidity and Capital Resources
We finance our operating activities and our internal growth through cash generated from operations. Our net cash provided by operating activities was $24.5 million for the six months ended March 31, 2010, as compared to $14.1 million for the six months ended March 31, 2009.
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
Operating Activities
Six months ended March 31, 2010
For the six months ended March 31, 2010, our cash flows provided by operating activities were $24.5 million resulting from net income of $15.3 million with adjustments of $14.9 million for non-cash and other items which were offset by $5.7 million related to the change in our operating assets and liabilities.
For the six months ended March 31, 2010, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $8.8 million, substantially all of which was depreciation, bad debt expense of $3.0 million, and stock-based compensation of $3.3 million.
Six months ended March 31, 2009
For the six months ended March 31, 2009, our cash flows provided by operating activities were $14.1 million resulting from net income of $2.2 million with adjustments of $13.1 million for non-cash and other items which were offset by $1.3 million related to the change in our operating assets and liabilities.
For the six months ended March 31, 2009, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $8.8 million, substantially all of which was depreciation, bad debt expense of $3.7 million, stock-based compensation of $2.7 million and loss on disposal of property and equipment of $0.7 million, partially offset by a $2.8 million change in deferred tax benefit.
Changes in operating assets and liabilities
Six months ended March 31, 2010
For the six months ended March 31, 2010, changes in our operating assets and liabilities resulted in cash outflows of $5.7 million and were primarily attributable to changes in accounts payable and accrued expenses and income tax payable (receivable), partially offset by changes in deferred revenue.
The decrease in accounts payable and accrued expenses resulted in a use of cash of $4.7 million and was primarily due to the timing of our accounts payable cycle and a decrease in accrued payroll and benefits. The timing of our accounts payable cycle resulted in a decrease in accounts payable and accrued expenses of $2.6 million. Accrued payroll and benefits decreased $2.1 million primarily due to the payment of 2009 bonuses and the timing of our payroll cycle.

The change in income tax from a payable position to a receivable position resulted in cash used of $3.7 million and was primarily due to the timing of tax payments.
The increase in deferred revenue resulted in cash provided of $2.3 million. The increase was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2010 compared to September 30, 2009.
Our days sales outstanding (DSO) was approximately 14 days at March 31, 2010 compared to approximately 19 days at March 31, 2009. The decrease of 5 days is due to our revenue growth and the decrease in accounts receivable.
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
Investing Activities
Six months ended March 31, 2010
For the six months ended March 31, 2010, cash used in investing activities was $35.4 million and was primarily related to our investment of $25.8 million in pre-funded municipal bonds and certificates of deposit partially offset by $4.9 million of proceeds received upon the maturity of investments, all of which were re-invested. Additionally, we invested $14.6 million for the purchase of property and equipment associated with information technology projects, curriculum development, campus improvements and ongoing replacement of equipment related to student training.
Six months ended March 31, 2009
For the six months ended March 31, 2009, cash used in investing activities was $8.4 million and was primarily related to the purchase of property and equipment associated with information technology projects, curriculum development, campus improvements and ongoing replacement of equipment related to student training.

Financing Activities
Six months ended March 31, 2010
For the six months ended March 31, 2010, cash flows provided by financing activities were $4.1 million and were primarily attributable to proceeds from issuance of common shares under employee plans and excess tax benefit from stock-based compensation.
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
We believe that the strategic use of our cash resources includes funding our new campus as well as subsidizing funding alternatives for our students. In addition, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions and other potential uses of cash. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2009 Annual Report on Form 10-K, filed with the SEC on December 1, 2009. During the six months ended March 31, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements
Recent accounting pronouncements are disclosed in our 2009 Annual Report on Form 10-K, filed with the SEC on December 1, 2009. During the six months ended March 31, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal exposure to market risk relates to changes in interest rates. As of March 31, 2010, we held $49.4 million in cash and cash equivalents and $49.4 million in investments. During the six months ended March 31, 2010, we earned minimal interest income.
As of March 31, 2010, we did not have short-term or long-term borrowings. Any future borrowings will be subject to interest rate risk. Please refer to the Form 10-K that we filed with the SEC on December 1, 2009 for additional information.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information set forth in this report, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our Annual Report on Form 10-K filed with the SEC on December 1, 2009 and as updated below, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Regulatory
Pending rulemaking by the U.S. Department of Education may result in regulatory changes that could materially and adversely affect our business
In November 2009, the ED convened two groups of negotiators to develop new regulations related to the oversight of the Title IV programs and foreign schools. In accordance with the requirements of the Higher Education Act, ED was obligated to convene a committee of various constituencies to discuss revisions to the regulations, and the members of the committee would negotiate the terms of the revisions with ED. This process is referred to as “negotiated rulemaking.” If the committee reaches consensus on all topics, then ED is obligated to propose the regulations to the public in the form agreed to by the committee. If the committee does not reach consensus on all topics, then ED can attempt to move forward with revisions to the regulations as originally proposed or change certain provisions without additional discussion.

The program integrity negotiated rulemaking process addressed 14 different topics and the committee responsible for discussing these provisions, which included representatives of the various higher education constituencies, was unable to reach consensus on the form of all of the proposed rules. Accordingly, under the negotiated rulemaking protocol, ED can propose rules without regard to the tentative agreement or disagreement regarding certain issues. The most significant of the original ED proposals for our business are the following:
•
Adoption of a new definition of “gainful employment” for purposes of establishing and retaining program eligibility for Title IV student financial aid that includes provisions related to a debt-to-income ratio;

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment; and

•	Changes to the current clock-to-credit hour conversion ratio for the purpose of calculating financial aid funding for all non-degree programs.
Impact of Rulemaking
ED is expected to issue its proposed regulations on these and the other issues for public comment sometime this spring or summer and final regulations prior to November 1, 2010, in order to be effective July 1, 2011. We cannot predict the form of the rules that ultimately will be proposed by ED for public comment or any final rules that may be adopted following the comment period. If the rules regarding incentive compensation, gainful employment and clock-to-credit hour conversion ratio are adopted in the form presented by the ED in the negotiated rulemaking session, they could have a material impact on the manner in which we conduct our business.
Our business may be adversely affected by general economic conditions in the U.S. or abroad
The U.S. economy and the economies of other key industrialized countries have been in a recession as characterized by reduced economic activity, increased unemployment and substantial uncertainty about their financial services markets. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events may reduce the demand for our programs among students, the willingness of employers to sponsor educational opportunities for their employees, and the ability of our students to find employment in the auto, diesel, motorcycle or marine industries, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows. In particular, the consolidation of automotive dealerships may result in a shift of employment opportunities for our graduates into automobile aftermarket service from automotive dealerships where, historically, the placement of our graduates has been concentrated. Due to this shift and the general decline in economic conditions, it has been more difficult to place graduates. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes the purchase of equity securities for the three months ended March 31, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate Dollar
			(c) Total Number	Value of Shares that
	(a) Total		of Shares	May Yet Be Purchased
	Number of	(b) Average	Purchased as	Under the Plans Or
	Shares	Price Paid	Part of Publicly	Programs
Period	Purchased(1)	per Share	Announced Plans	(In thousands)(2)
January 2010	916	$20.09	—	$23,660
February 2010	18,566	$25.25	—	$23,660
March 2010	—	$—	—	$23,660

Total	19,482		—	$23,660

(1)
Represents shares of common stock delivered to us as payment of taxes on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

(2)	Our Board of Directors has authorized the repurchase of up to $70.0 million of our common stock in the open market or through privately negotiated transactions.

Item 5.	OTHER INFORMATION
(a) Our annual meeting of stockholders was held on February 24, 2010.
(b) Our stockholders voted as follows to elect two Class III directors to our board of directors:

Directors:	For:	Against:	Abstained:	Broker Non-Votes:

A. Richard Caputo, Jr.	20,333,655	402,019	3,759	1,990,825

Allan D. Gilmour	20,459,232	276,325	3,876	1,990,825
Directors whose term of office continued after the annual meeting include: Conrad A. Conrad, Kimberly J. McWaters, Alan E. Cabito, Roger S. Penske, John C. White, and Linda J. Srere.
(c) Our stockholders voted as follows to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors for our financial statements for the year ending September 30, 2010:

For: 22,625,739	Against: 100,301	Abstained: 4,218

Item 6.	EXHIBITS
(a) Exhibits:

Number	Description

10.1	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the registrant on April 6, 2010.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: May 3, 2010	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)