Form 10-Q
period 2010-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2010-08-04
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 29, 2010, there were 24,222,486 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2010	2009
	($’s in thousands)
Assets
Current assets:
Cash and cash equivalents	$59,034	$56,199
Investments, current portion	33,027	25,142
Receivables, net	19,143	14,892
Deferred tax assets	8,153	7,452
Prepaid expenses and other current assets	10,935	10,480

Total current assets	130,292	114,165
Investments, less current portion	6,722	3,806
Property and equipment, net	94,547	81,168
Goodwill	20,579	20,579
Other assets	3,561	3,633

Total assets	$255,701	$223,351

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$47,333	$47,276
Dividends payable	36,333	—
Deferred revenue	53,901	48,175
Accrued tool sets	5,092	4,276
Income tax payable	—	1,794
Other current liabilities	21	25

Total current liabilities	142,680	101,546
Deferred tax liabilities	1,638	3,086
Deferred rent liability	5,512	5,593
Other liabilities	5,415	6,428

Total liabilities	155,245	116,653

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,085,590 shares issued and 24,215,364 shares outstanding at June 30, 2010 and 28,641,006 shares issued and 23,770,780 shares outstanding at September 30, 2009	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	149,292	140,813
Treasury stock, at cost, 4,870,226 shares at June 30, 2010 and September 30, 2009	(76,506)	(76,506)
Retained earnings	27,667	42,388

Total shareholders’ equity	100,456	106,698

Total liabilities and shareholders’ equity	$255,701	$223,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues	$107,525	$87,852	$316,678	$267,098

Operating expenses:
Educational services and facilities	53,712	47,307	154,232	143,947
Selling, general and administrative	43,956	37,579	127,649	116,799

Total operating expenses	97,668	84,886	281,881	260,746

Income from operations	9,857	2,966	34,797	6,352

Other income:
Interest income	80	43	202	181
Interest expense	(3)	(16)	(7)	(37)
Other income	105	64	356	207

Total other income	182	91	551	351

Income before income taxes	10,039	3,057	35,348	6,703
Income tax expense	3,753	1,134	13,736	2,556

Net income	$6,286	$1,923	$21,612	$4,147

Earnings per share:
Net income per share — basic	$0.26	$0.08	$0.90	$0.17

Net income per share — diluted	$0.25	$0.08	$0.88	$0.17

Weighted average number of shares outstanding:
Basic	24,146	23,626	23,976	24,451

Diluted	24,730	23,953	24,511	24,836

Special cash dividend declared per common share	$1.50	$—	$1.50	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2009	28,641	$3	$140,813	4,870	$(76,506)	$42,388	$106,698
Net income	—	—	—	—	—	21,612	21,612
Issuance of common stock under employee plans	510	—	3,917	—	—	—	3,917
Shares withheld for payroll taxes	(65)	—	(1,606)	—	—	—	(1,606)
Tax benefit from employee stock plans	—	—	1,422	—	—	—	1,422
Stock-based compensation	—	—	4,746	—	—	—	4,746
Cash dividends declared	—	—	—	—	—	(36,333)	(36,333)

Balance at June 30, 2010	29,086	$3	$149,292	4,870	$(76,506)	$27,667	$100,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$21,612	$4,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,559	13,092
Amortization of held-to-maturity investments	1,133	—
Bad debt expense	4,583	5,048
Stock-based compensation	4,690	3,630
Excess tax benefit from stock-based compensation	(1,786)	(195)
Deferred income taxes	(2,149)	(3,370)
Loss on disposal of property and equipment	160	727
Changes in assets and liabilities:
Receivables	(6,821)	2,439
Prepaid expenses and other current assets	(752)	(650)
Other assets	36	128
Accounts payable and accrued expenses	(813)	1,441
Deferred revenue	5,726	(8,067)
Income tax receivable	(1,999)	(473)
Accrued tool sets and other current liabilities	812	422
Other liabilities	(379)	143

Net cash provided by operating activities	37,612	18,462

Cash flows from investing activities:
Purchase of property and equipment	(26,555)	(14,411)
Proceeds from disposal of property and equipment	1	35
Purchase of investments	(33,702)	(17,287)
Proceeds received upon maturity of investments	21,382	—

Net cash used in investing activities	(38,874)	(31,663)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	3,917	261
Payment of payroll taxes on stock-based compensation through shares withheld	(1,606)	(1,049)
Excess tax benefit from stock-based compensation	1,786	195
Purchase of treasury stock	—	(16,935)

Net cash provided by (used in) financing activities	4,097	(17,528)

Net increase (decrease) in cash and cash equivalents	2,835	(30,729)
Cash and cash equivalents, beginning of period	56,199	80,878

Cash and cash equivalents, end of period	$59,034	$50,149

Supplemental disclosure of cash flow information:
Dividends payable	$36,333	$—

Taxes paid	$17,913	$6,420

Interest paid	$—	$37

Training equipment obtained in exchange for services	$848	$1,338

Accrued capital expenditures	$870	$1,482

Capitalized stock-based compensation	$56	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
1. Nature of the Business
We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time student enrollment and graduates. We offer undergraduate degree, diploma and certificate programs at 11 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute and NASCAR Technical Institute. We also offer manufacturer-specific training programs including both student paid electives at our campuses and manufacturer or dealer sponsored training at dedicated training centers.
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 1, 2009.
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
3. Recent Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (FASB) issued guidance which amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This guidance is effective for fiscal and interim periods beginning after December 15, 2010. We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our condensed consolidated financial statements.

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
The amortized cost and estimated fair market value for investments classified as held-to-maturity at June 30, 2010 are as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value

Certificates of deposit due in less than 1 year	$6,288	$4	$(1)	$6,291
Certificates of deposit due in 1 - 2 years	6,722	—	—	6,722
Bonds due in less than 1 year	26,739	8	(10)	26,737

	$39,749	$12	$(11)	$39,750

Investments are exposed to various risks, including interest rate, market and credit risk and as a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of income.
5. Fair Value Measurements
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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. We use prices and inputs that are current as of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the ability to observe those prices and inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value for certain assets and liabilities and their placement within the fair value hierarchy. We held $54.2 million in money market mutual funds and municipal bonds which are classified within cash and cash equivalents in our condensed consolidated balance sheet at June 30, 2010. We measure fair value for these instruments using quoted market prices for identical assets (Level 1).
6. Postemployment Benefits
Periodically we enter into agreements with personnel whose employment terminated and record charges for postemployment benefits. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, will be paid out ratably over the terms of the agreements, which range from 1 to 18 months, with the final agreement expiring in January 2011.
The postemployment activity for the nine months ended June 30, 2010 is as follows:

	Liability Balance at	Postemployment		Other	Liability Balance at
	September 30, 2009	Benefit Charges	Cash Paid	Non-cash(1)	June 30, 2010
Severance	$1,741	$818	$(1,506)	$(412)	$641
Other	182	88	(93)	(131)	46

Total	$1,923	$906	$(1,599)	$(543)	$687

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.
7. Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months and nine months ended June 30, 2010, 262,712 shares and 564,773 shares, respectively, and for the three months and nine months ended June 30, 2009, 1,795,861 shares and 1,865,858 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Weighted average number of shares
Basic shares outstanding	24,146	23,626	23,976	24,451
Dilutive effect related to employee stock plans	584	327	535	385

Diluted shares outstanding	24,730	23,953	24,511	24,836

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
8. Property and Equipment, net
Property and equipment, net consist of the following:

	Depreciable	June 30,	September 30,
	Lives (in years)	2010	2009
Land	—	$1,456	$1,456
Buildings and building improvements	35	12,301	7,654
Leasehold improvements	1-28	37,225	35,859
Training equipment	3-10	67,716	63,982
Office and computer equipment	3-10	38,379	35,187
Software developed for internal use	3-5	10,304	6,883
Curriculum development	5	12,164	643
Vehicles	5	701	695
Construction in progress	—	4,689	6,813

		184,935	159,172
Less accumulated depreciation and amortization		(90,388)	(78,004)

		$94,547	$81,168

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30,	September 30,
	2010	2009
Accounts payable	$8,351	$7,515
Accrued compensation and benefits	27,036	30,218
Other accrued expenses	11,946	9,543

	$47,333	$47,276

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
The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreement, we have a $2.0 million deposit with the bank in order to secure our related loan purchase obligation. This balance is classified as other assets in our condensed consolidated balance sheets.
In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We write-off balances when loans are turned over to external collection agencies which is typically after 150 days of non-payment. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.2 million and $0.6 million during the three months and nine months ended June 30, 2010, respectively, and $0.2 million and $0.5 million during the three months and nine months ended June 30, 2009, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are presented net and therefore are effectively not recognized in our condensed consolidated balance sheet. Our presentation will be reevaluated when sufficient collection history has been obtained.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The following table summarizes the impact of the proprietary loan program on the amount of tuition revenue and interest income recognized during the period as well as on a cumulative basis at the end of each period. Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period and amounts written-off represent amounts which have been turned over to our external collection agencies:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cumulative balance at beginning of period	$14,230	$3,748	$9,052	$490
Tuition revenue and interest income excluded	2,860	2,668	8,791	5,929
Amounts collected and recognized	(67)	(22)	(150)	(25)
Amounts written-off	(661)	—	(1,331)	—

Cumulative balance at end of period	$16,362	$6,394	$16,362	$6,394

Our Board of Directors authorized the extension of up to an aggregate of $30.0 million of credit under our proprietary loan program. As of June 30, 2010, we had committed to provide loans to our students for approximately $23.6 million. We monitor the aggregate amount approved under this program and may make changes in future periods.
The balance outstanding under the program includes loans outstanding and interest and origination fees which are not reflected in our condensed consolidated balance sheets.
The activity in our proprietary loan program for the nine months ended June 30, 2010 is as follows:

Balance at beginning of period	$14,671
Loans extended	7,143
Interest accrued	1,288
Payments received	(150)
Balances written-off	(1,331)

Balance at end of period	$21,621

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
Deferred Compensation Plan
We have established a deferred compensation plan (the Plan) effective April 1, 2010, into which certain members of management are eligible to defer a maximum of 75% of their regular compensation (i.e. salary) and a maximum of 100% of their incentive bonus. Non-employee members of our Board of Directors are eligible to defer up to 100% of their cash compensation. The amounts deferred by the participant under this Plan are credited with earnings or losses based upon changes in values of participant elected notional investments. Each participant is fully vested in the amounts the individual defers.
We may make contributions at the discretion of our Board of Directors and such contributions generally vest according to a five year vesting schedule. Distribution elections under the Plan may be for separation from service distribution or in-service distribution. We are not obligated to fund the Plan, however, we have purchased life insurance policies on the participants in order to fund the related benefits and such policies have been placed into a rabbi trust.
At June 30, 2010, our obligations under the Plan totaled $0.1 million and are included in other liabilities while the cash surrender value of the life insurance policies also totaled $0.1 million and are included in other assets in our condensed consolidated balance sheet.
11. Common Shareholders’ Equity
Common Stock
Our Board of Directors declared a special cash dividend on common stock of $1.50 per share on June 8, 2010. The cash dividend totaling $36.3 million was paid on July 16, 2010 to common stockholders of record as of July 6, 2010.
Stock Repurchase Program
Our Board of Directors previously authorized the repurchase of up to $70.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At June 30, 2010, we have purchased 3,439,281 shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program. We did not make any purchases during the nine months ended June 30, 2010.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
12. Segment Information
Our principal business is providing postsecondary education. We also provide manufacturer-specific training which is managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the Other category. Corporate expenses are allocated to Postsecondary Education and the Other category based on compensation expense.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues
Postsecondary education	$105,651	$84,375	$310,042	$254,942
Other	1,874	3,477	6,636	12,156

Consolidated	$107,525	$87,852	$316,678	$267,098

Income (loss) from operations
Postsecondary education	$10,629	$3,229	$37,088	$8,345
Other	(772)	(263)	(2,291)	(1,993)

Consolidated	$9,857	$2,966	$34,797	$6,352

Depreciation and amortization
Postsecondary education	$4,605	$4,073	$13,104	$12,577
Other	120	193	455	515

Consolidated	$4,725	$4,266	$13,559	$13,092

Net income (loss)
Postsecondary education	$6,731	$2,093	$22,933	$5,381
Other	(445)	(170)	(1,321)	(1,234)

Consolidated	$6,286	$1,923	$21,612	$4,147

Goodwill
Postsecondary education	$20,579	$20,579	$20,579	$20,579
Other	—	—	—	—

Consolidated	$20,579	$20,579	$20,579	$20,579

Total assets
Postsecondary education	$253,360	$188,329	$253,360	$188,329
Other	2,341	4,289	2,341	4,289

Consolidated	$255,701	$192,618	$255,701	$192,618

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2009 Annual Report on Form 10-K filed with the SEC on December 1, 2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item 1A of this report.
2010 Overview
Operations
Our average undergraduate full-time student enrollment increased 20.7% to 17,900 students and 17.9% to 18,300 students for the three months and nine months ended June 30, 2010, respectively, resulting in revenue growth of 22.4% and 18.6%, respectively. Our revenues for the three months and nine months ended June 30, 2010 were $107.5 million and $316.7 million, respectively, increases of $19.7 million and $49.6 million, respectively, from the prior year. Our net income for the three months and nine months ended June 30, 2010 was $6.3 million and $21.6 million, respectively, increases of $4.4 million and $17.5 million, respectively, from the prior year. The increase in revenues was primarily due to an increase in average undergraduate full-time student enrollment and an increase in tuition rates. Our revenues for the three months and nine months ended June 30, 2010 excluded $2.4 million and $7.5 million, respectively, of tuition revenue related to students participating in our proprietary loan program. Additionally, our revenues related to our industry training programs declined during the year. We have increased our staffing levels in order to meet the increase in our average undergraduate full-time student enrollments, resulting in an increase in compensation and related benefits. Additionally, we have increased our advertising expense to generate additional high quality inquiries to support future student enrollments.
Student starts for the three months and nine months ended June 30, 2010 were 4,000 and 12,000, respectively, increases of 35.2% and 24.1%, respectively as compared to 2,900 and 9,600 for the three months and nine months ended June 30, 2009. The increase in starts is a result of the investments we made in our student recruitment representatives as well as the recruitment, training and development of additional financial aid and future student advisors during 2009. In addition, although not quantifiable, we believe broader economic conditions have contributed to a portion of our recent enrollment growth. We anticipate that starts will be flat to slightly down in the fourth quarter when compared to the prior year. In 2011, we anticipate low double digit start growth.
Special Dividend
Our Board of Directors declared a special cash dividend on common stock of $1.50 per share on June 8, 2010. The cash dividend totaling $36.3 million was paid on July 16, 2010 to common stockholders of record as of July 6, 2010.
We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions. Periodically, we may return shareholder earnings through cash dividends or stock repurchases, or a combination thereof.

New Campus
We opened a new campus in Dallas/Ft. Worth, Texas in June 2010, providing our Automotive Technology program. We anticipate offering our Automotive/Diesel Technology training program in early fiscal year 2011.
We have invested approximately $16.0 million in the building and land purchase, building improvements and equipment through June 30, 2010, with approximately $6.8 million of that investment occurring during the nine months ended June 30, 2010. Costs related to the start up of this campus are expensed as incurred and were approximately $2.4 million and $4.0 million during the three months and nine months ended June 30, 2010, respectively. We anticipate we will incur approximately $7.0 million in total operating expenses during 2010 and that this campus will become profitable within 9 to 15 months.
Curriculum Transformation
We are transforming our curriculum to a blend of instructor-led training and web-based training for our Automotive Technology and Diesel Technology programs. The curriculum offers more convenience and training flexibility for our students and increases operating efficiencies at the campus. This curriculum delivery model supports our ongoing commitment to providing high quality training while reinforcing our position as industry’s choice for sourcing professional technicians. To date we have invested approximately $13.2 million for this transformation and anticipate investing within the range of $2.0 million to $4.0 million during the remainder of 2010.
Deferred Compensation Plan
We have established a deferred compensation plan (the Plan) effective April 1, 2010, into which certain members of management are eligible to defer a maximum of 75% of their regular compensation (i.e. salary) and a maximum of 100% of their incentive bonus. Non-employee members of our Board of Directors are eligible to defer up to 100% of their cash compensation. The amounts deferred by the participant under this Plan are credited with earnings or losses based upon changes in values of participant elected notional investments. Each participant is fully vested in the amounts the individual defers.
We may make contributions at the discretion of our Board of Directors and such contributions generally vest according to a five year vesting schedule. See “Deferred Compensation Plan” in Note 10 to our Condensed Consolidated Financial Statements within Part I, Item 1 of this report for more detailed information.
Student Lending Environment
In March 2010, the Health Care and Education Affordability Reconciliation Act was signed into law which discontinued the Federal Family Education Loan program effective after June 30, 2010 under which banks and other lending institutions make loans to students or their parents. Under this legislation, such loans are available only through the existing Federal Direct Loan Program under which we are currently processing loans.
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a proprietary loan program with a national chartered bank in June 2008. For a detailed discussion, see “Proprietary Loan Program” in Note 10 to our Condensed Consolidated Financial Statements within Part I, Item 1 of this report.

Regulatory Update
To develop new regulations related to the oversight of the Title IV programs and in accordance with the requirements of the Higher Education Act, the U.S. Department of Education (ED) convenes committees comprised of various constituencies to discuss revisions to the regulations, and the committee members negotiate the terms of the revisions with ED. This process is referred to as “negotiated rulemaking.” When a negotiated rulemaking committee reaches consensus on all proposed regulatory language and associated edits, then ED must propose the regulations to the public in the form agreed to by the committee. However, if the committee does not reach consensus on all topics, then ED can move forward with revisions to the regulations as originally proposed or change certain provisions without additional discussion.
In November 2009, ED established a committee to negotiate new regulatory language relative to program integrity topics. This group held three separate week-long meetings, the last of which occurred in January 2010. The program integrity negotiated rulemaking process addressed 14 different topics and the committee responsible for discussing these provisions, which included representatives of the various higher education constituencies, was unable to reach consensus on the form of all of the proposed rules. Accordingly, under the negotiated rulemaking protocol, ED can propose rules without regard to the tentative agreement or disagreement regarding certain issues. The most significant of the original ED proposals for our business are the following:
•
Adoption of a new definition of “gainful employment” for purposes of establishing and retaining program eligibility for Title IV student financial aid that includes provisions related to a student’s debt-to-income ratio;

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment; and
•	Changes to the current clock-to-credit hour conversion ratio for the purpose of calculating financial aid funding for all non-degree programs.
On June 18, 2010, ED issued a Notice of Proposed Rulemaking (NPRM) covering the program integrity issues, including 13 of the 14 issues in their entirety, and partially addressing the gainful employment topic. ED is allowing a 45 day comment period to allow the public to provide feedback about, and alternatives to, the proposed regulations. ED expects to publish final rules by November 1, 2010, to allow the new rules to be effective on July 1, 2011. On July 26, 2010, ED issued a separate NPRM proposing the application of new gainful employment metrics to define continued program eligibility for Title IV funding, also with a 45 day comment period, with the same timeframe for final rules and implementation as noted above.
We cannot predict the form of any of the final rules that may be adopted by ED and, therefore, the impact is unclear at this point. However, compliance with the rules as currently proposed in the NPRM could have a material impact on the manner in which we conduct our business and our results of operations if such rules are adopted and become active on July 1, 2011.
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
Our graduate employment continues to be under pressure due to dealer consolidations and a surplus of experienced technicians in certain geographic areas as well as general economic conditions. Due to these factors, our 2009 placement rate is trending in the low 80% range in comparison to the range of high 80% to low 90% we have experienced over the last several years.
Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	50.0%	53.8%	48.7%	53.9%
Selling, general and administrative	40.8%	42.8%	40.3%	43.7%

Total operating expenses	90.8%	96.6%	89.0%	97.6%

Income from operations	9.2%	3.4%	11.0%	2.4%

Interest income	0.0%	0.0%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%

Total other income	0.1%	0.1%	0.2%	0.2%

Income before income taxes	9.3%	3.5%	11.2%	2.6%
Income tax expense	3.5%	1.3%	4.4%	1.0%

Net income	5.8%	2.2%	6.8%	1.6%

Earnings before interest, tax, depreciation and amortization (EBITDA) for the three months and nine months ending June 30, 2010 were $14.9 million and $49.4 million, respectively, as compared to $7.5 million and $20.3 million for the three months and nine months ending June 30, 2009, respectively. EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose to investors this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, such measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure are significant components in understanding and assessing financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.
EBITDA reconciles to net income as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$6,286	$1,923	$21,612	$4,147
Interest income, net	(77)	(27)	(195)	(144)
Income tax expense	3,753	1,134	13,736	2,556
Depreciation and amortization	4,934	4,510	14,254	13,695

EBITDA	$14,896	$7,540	$49,407	$20,254

Return on equity for the trailing four quarters ended June 30, 2010 was 26.4% compared to 11.3% percent for the trailing four quarters ended Sept. 30, 2009. Return on equity is calculated as the sum of net income for the trailing four quarters divided by the average of the trailing five quarters total shareholders’ equity balances.
Capacity utilization is the ratio of our average undergraduate full-time student enrollment to total seats available. Total seats available represents our maximum capacity, however, due to certain dynamics, our operating capacity tends to be lower. The following table sets forth our average capacity utilization during each of the periods indicated and the total seats available at the end of each of the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Average undergraduate full-time student enrollment	17,900	14,800	18,300	15,500
Total seats available	26,800	24,400	26,800	24,400
Average capacity utilization	66.8%	60.7%	68.3%	63.5%

The increase in our total seats available was primarily due to classrooms transferred to our Automotive Technology programs as a result of reductions in and discontinuation of training for certain manufacturer specific training programs and the opening of our Dallas/Ft. Worth, Texas campus. We continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 and Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009
Revenues. Our revenues for the three months ended June 30, 2010 were $107.5 million, representing an increase of $19.7 million, or 22.4%, as compared to revenues of $87.9 million for the three months ended June 30, 2009. This increase was a result of an increase in the average undergraduate full-time student enrollment of 20.7% and tuition increases between 3% and 5%, depending on the program. Our revenues for the three months ended June 30, 2010 and 2009 excluded $2.4 million and $2.5 million, respectively, of tuition revenue related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. In addition, industry training revenue decreased by $1.6 million due to reductions in and discontinuation of training for certain manufacturer specific training programs.
Our revenues for the nine months ended June 30, 2010 were $316.7 million, representing an increase of $49.6 million, or 18.6%, as compared to revenues of $267.1 million for the nine months ended June 30, 2009. This increase was a result of an increase in the average undergraduate full-time student enrollment of 17.9%, tuition increases between 3% and 5%, depending on the program, and a decrease in tuition discounts of $1.3 million. Our revenues for the nine months ended June 30, 2010 and 2009 excluded $7.5 million and $5.6 million, respectively, of tuition revenue related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. In addition, industry training revenue decreased by $5.5 million due to reductions in and discontinuation of training for certain manufacturer specific training programs.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and nine months ended June 30, 2010 were $53.7 million and $154.2 million, respectively, an increase of $6.4 million and $10.3 million, respectively, as compared to $47.3 million and $143.9 million for the three months and nine months ended June 30, 2009, respectively.
The following tables set forth the significant components of our educational services and facilities expenses:

			% of Revenues
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Compensation and related costs	$28,617	$24,921	26.6%	28.4%
Occupancy costs	8,937	8,934	8.3%	10.2%
Other educational services and facilities expenses	7,633	5,918	7.2%	6.7%
Depreciation expense	3,652	3,684	3.4%	4.2%
Tools and training aids expense	2,836	2,058	2.6%	2.3%
Contract services expense	2,037	1,792	1.9%	2.0%

	$53,712	$47,307	50.0%	53.8%

			% of Revenues
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Compensation and related costs	$81,800	$75,987	25.8%	28.4%
Occupancy costs	26,711	26,954	8.4%	10.1%
Other educational services and facilities expenses	21,383	18,429	6.8%	6.9%
Depreciation expense	10,832	11,173	3.4%	4.2%
Tools and training aids expense	8,585	6,644	2.7%	2.5%
Contract services expense	4,921	4,760	1.6%	1.8%

	$154,232	$143,947	48.7%	53.9%

Total compensation and related costs increased by approximately $3.7 million and $5.8 million for the three months and nine months ended June 30, 2010, respectively, primarily due to an increase in salaries expense of approximately $3.3 million and $5.3 million, respectively. This increase is primarily due to the addition of instructors to support our higher average undergraduate full-time student enrollments as well as our related investment in the recruitment, training, and development of additional financial aid and future student advisors to ensure we provide a high level of service to our future students. All other expenses increased at a rate consistent with our growth in revenue.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and nine months ended June 30, 2010 were $44.0 million and $127.6 million, respectively, representing an increase of $6.4 million and $10.8 million as compared to $37.6 million and $116.8 million for the three months and nine months ended June 30, 2009, respectively.
The following tables set forth the significant components of our selling, general and administrative expenses:

			% of Revenues
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Compensation and related costs	$24,857	$23,502	23.1%	26.8%
Advertising costs	8,781	5,245	8.2%	6.0%
Other selling, general and administrative expenses	7,120	5,791	6.5%	6.5%
Contract services expense	1,594	1,660	1.5%	1.9%
Bad debt expense	1,604	1,381	1.5%	1.6%

	$43,956	$37,579	40.8%	42.8%

			% of Revenues
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Compensation and related costs	$73,401	$68,322	23.2%	25.6%
Advertising costs	23,670	18,398	7.5%	6.9%
Other selling, general and administrative expenses	21,799	20,332	6.9%	7.5%
Contract services expense	4,196	4,699	1.3%	1.8%
Bad debt expense	4,583	5,048	1.4%	1.9%

	$127,649	$116,799	40.3%	43.7%

Compensation and related costs increased primarily due to an increase in salaries expense of $1.2 million and $4.2 million for the three months and nine months ended June 30, 2010, respectively. The increase is primarily due to an increase in the number of sales force representatives who were hired to drive an increase in the number of enrollments. We plan to hire additional representatives in 2011 in order to continue to meet our growth objectives. Salary expense also increased due to an increase in the number of staff to support the growth associated with the increase in average undergraduate full-time student enrollments.
Advertising expense increased $3.6 million and $5.3 million for the three months and nine months ended June 30, 2010, respectively, primarily due to an increase in our advertising spend to generate additional high quality inquiries to support future student enrollments. We anticipate our advertising expense will continue to increase in the fourth quarter due to higher advertising costs overall and the local market support necessary for the launch of our new campus and we anticipate it will be between 7% and 8% of revenue for the full year. All other expenses increased at a rate consistent with our growth in revenue.
Income taxes. Our provision for income taxes for the three months and nine months ended June 30, 2010 was $3.8 million, or 37.4%, of pre-tax income and $13.7 million, or 38.9%, of pre-tax income, respectively. Our provision for income taxes was $1.1 million, or 37.1%, of pre-tax income and $2.6 million, or 38.1%, of pre-tax income for the three months and nine months ended June 30, 2009, respectively. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.
Liquidity and Capital Resources
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations through the next 12 months.
We believe that the strategic use of our cash resources includes funding our new campus as well as subsidizing funding alternatives for our students. In addition, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions and other potential uses of cash. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $92.1 million and $81.3 million at June 30, 2010 and September 30, 2009, respectively.

Our principal source of liquidity is operating cash flows. A majority of our net revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received within 30 days of the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Additionally, we established a proprietary loan program in which we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.
Operating Activities
Our net cash provided by operating activities was $37.6 million and $18.5 million for the nine months ended June 30, 2010 and 2009, respectively. The increase was primarily attributable to higher net income resulting from increased tuition and fees due to an increase in our average undergraduate full-time student enrollment.
For the nine months ended June 30, 2010, the changes in our operating assets and liabilities resulted in cash outflows of $4.2 million. The outflows were primarily attributable to a $6.8 million increase in receivables due to an increase in our average undergraduate full-time student enrollment at June 30, 2010 when compared to September 30, 2009. Additionally, we are in a receivable position for income taxes at June 30, 2010 instead of a payable position at September 30, 2009 due to the timing of tax payments which resulted in cash outflows of $2.0 million. These items were partially offset by a $5.7 million increase in deferred revenue primarily due to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program.
For the nine months ended June 30, 2009, the changes in our operating assets and liabilities resulted in cash outflows of $4.6 million and were primarily attributable to a $8.1 million decrease in deferred revenue primarily due to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program. These items were partially offset by a $2.4 million decrease in receivables primarily due to a lower number of students in school at June 30, 2009 when compared to September 30, 2008.
Investing Activities
For the nine months ended June 30, 2010, cash used in investing activities was $38.9 million and was primarily related to our investment of $26.6 million for the purchase of property and equipment for the curriculum transformation, our new Dallas/Ft. Worth, Texas campus and ongoing replacement of equipment used in student training. Additionally, we invested $33.7 million in pre-refunded municipal bonds and certificates of deposit partially offset by $21.4 million of proceeds received upon the maturity of investments.
For the nine months ended June 30, 2009, cash used in investing activities was $31.7 million and was primarily related to $14.4 million for the purchase of property and equipment associated with information technology projects, curriculum transformation, campus improvements and ongoing replacement of equipment used in student training. In addition, during the three months ended June 30, 2009, we invested $17.3 million of cash equivalents in pre-refunded municipal bonds.
Financing Activities
Net cash provided by financing activities was $4.1 million for the nine months ended June 30, 2010 and was primarily attributable to proceeds from issuance of common shares under employee plans and excess tax benefit from stock-based compensation.

Net cash used in financing activities was $17.5 million for the nine months ended June 30, 2009 and was primarily attributable to the repurchase of our stock.
Our Board of Directors declared a special cash dividend on common stock of $1.50 per share on June 8, 2010. The cash dividend totaling $36.3 million was paid on July 16, 2010 to common stockholders of record as of July 6, 2010.
Seasonality and Trends
Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Our student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third quarter than in the remainder of our year because fewer students are enrolled during the summer months. Additionally, our schools have had higher student populations in our fourth quarter than in the remainder of the year because more students enroll during this period. Our expenses, however, do not vary significantly with changes in student population and revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. In addition, our revenues for the first quarter ending December 31 are impacted by the closure of our campuses for a week in December for a holiday break and accordingly we do not earn revenue during that closure period.
Operating income is negatively impacted during the initial start up of new campus openings. We incur sales and marketing costs as well as campus personnel costs in advance of the campus opening. Typically we begin to incur such costs approximately 12 to 15 months in advance of the campus opening with the majority of the costs being incurred in the nine month period prior to a campus opening. We incurred start up losses of approximately $2.4 million and $3.9 million during the three months and nine months ended June 30, 2010 related to our Dallas/Ft. Worth, Texas campus. The campus opened in June 2010.
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2009 Annual Report on Form 10-K, filed with the SEC on December 1, 2009. During the nine months ended June 30, 2010 there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 to our Condensed Consolidated Financial Statements within Part I, Item 1 of this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal exposure to market risk relates to changes in interest rates. As of June 30, 2010, we held $59.0 million in cash and cash equivalents and $39.7 million in investments. During the nine months ended June 30, 2010, we earned interest income of $0.2 million.
As of June 30, 2010, we did not have short-term or long-term borrowings. Any future borrowings will be subject to interest rate risk. Please refer to the Form 10-K that we filed with the SEC on December 1, 2009 for additional information.

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
Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the SEC. The Form 10-K that we filed with the SEC on December 1, 2009 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them under the heading “Risk Factors” in the Form 10-K. We incorporate that section of the Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this report, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on December 1, 2009 and as updated below, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Regulatory
The U.S. Congress has recently commenced an examination of the for-profit education sector that could result in legislation or further ED rulemaking restricting Title IV program participation by proprietary schools in a manner that materially and adversely affects our business.
In recent months, there has been increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate released a report, entitled, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. Earlier, on June 21, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (GAO) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources.
These hearings and the requested GAO review are not formally related to the ED’s negotiated rulemaking process currently underway in respect of program integrity issues. However, the outcome of the hearings and the requested GAO review could impact the substance of ED’s program integrity rulemaking.
We cannot predict the extent to which, or whether, these hearings and review will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which our students are eligible, our business would be adversely affected, perhaps materially.
Pending rulemaking by the ED may result in regulatory changes that could materially and adversely affect our business

To develop new regulations related to the oversight of the Title IV programs and in accordance with the requirements of the Higher Education Act, the ED convenes committees comprised of various constituencies to discuss revisions to the regulations, and the committee members negotiate the terms of the revisions with ED. This process is referred to as “negotiated rulemaking.” When a negotiated rulemaking committee reaches consensus on all proposed regulatory language and associated edits, then ED must propose the regulations to the public in the form agreed to by the committee. However, if the committee does not reach consensus on all topics, then ED can move forward with revisions to the regulations as originally proposed or change certain provisions without additional discussion.
In November 2009, ED established a committee to negotiate new regulatory language relative to program integrity topics. This group held three separate week-long meetings, the last of which occurred in January 2010. The program integrity negotiated rulemaking process addressed 14 different topics and the committee responsible for discussing these provisions, which included representatives of the various higher education constituencies, was unable to reach consensus on the form of all of the proposed rules. Accordingly, under the negotiated rulemaking protocol, ED can propose rules without regard to the tentative agreement or disagreement regarding certain issues. The most significant of the original ED proposals for our business are the following:
•
Adoption of a new definition of “gainful employment” for purposes of establishing and retaining program eligibility for Title IV student financial aid that includes provisions related to a student’s debt-to-income ratio;

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment; and
•	Changes to the current clock-to-credit hour conversion ratio for the purpose of calculating financial aid funding for all non-degree programs.
On June 18, 2010, ED issued a Notice of Proposed Rulemaking (NPRM) covering the program integrity issues, including 13 of the 14 issues in their entirety, and partially addressing the gainful employment topic. ED is allowing a 45 day comment period to allow the public to provide feedback about, and alternatives to, the proposed regulations. ED expects to publish final rules by November 1, 2010, to allow the new rules to be effective on July 1, 2011. On July 26, 2010, ED issued a separate NPRM proposing the application of new gainful employment metrics to define continued program eligibility for Title IV funding, also with a 45 day comment period, with the same timeframe for final rules and implementation as noted above.
Impact of Rulemaking
We cannot predict the form of any of the final rules that may be adopted by ED and, therefore, the impact is unclear at this point. However, compliance with the rules as currently proposed in the NPRM could have a material impact on the manner in which we conduct our business and our results of operations if such rules are adopted and become active on July 1, 2011.
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
The summary purchase of equity securities for the three months ended June 30, 2010 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total
			Number of
			Shares	(d) Approximate Dollar
	(a) Total		Purchased as	Value of Shares that May
	Number of	(b) Average	Part of Publicly	Yet Be Purchased Under
	Shares	Price Paid	Announced	the Plans Or Programs
Period	Purchased (1)	per Share	Plans	(In thousands) (2)
April 2010	—	$—	—	$23,660
May 2010	—	$—	—	$23,660
June 2010	44,152	$24.55	—	$23,660

Total	44,152		—	$23,660

(1)
Represents shares of common stock delivered to us as payment of taxes on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

(2)	Our Board of Directors has authorized the repurchase of up to $70.0 million of our common stock in the open market or through privately negotiated transactions.

Item 6.	EXHIBITS

Number	Description

10.1	Second Amended and Restated 2003 Employee Stock Purchase Plan. (Filed herewith.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: August 3, 2010	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)