Form 10-K
period 2010-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2010-12-01
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of November 22, 2010, 24,284,035 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the Company’s most recently completed second fiscal quarter (March 31, 2010) was approximately $496,088,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

UNIVERSAL TECHNICAL INSTITUTE, INC.

INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2010

i

Special Note Regarding Forward-Looking Statements

This 2010 Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the SEC.

ii

PART I

ITEM 1.	BUSINESS

Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree, diploma and certificate programs at 11 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (UTI/NTI). We also offer manufacturer-specific training programs including both student paid electives at our campuses and manufacturer or dealer sponsored training at dedicated training centers. For the year ended September 30, 2010, our average undergraduate enrollment was 18,600 full-time students. We have provided technical education for 45 years.

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

We are a primary, and often the sole provider of manufacturer based training programs pursuant to written or verbal agreements with various OEMs. We have relationships with the following OEMs:

American Honda Motor Co., Inc.	Mercury Marine, a division of Brunswick Corp.
American Suzuki Motor Corp.	Navistar International Corp.
BMW of North America, LLC	Nissan North America, Inc.
Cummins Rocky Mountain, a subsidiary of Cummins, Inc.	Porsche Cars of North America, Inc.
Daimler Trucks N.A.	Toyota Motor Sales, U.S.A., Inc.
Ford Motor Co.	Volvo Cars of North America, Inc.
Harley-Davidson Motor Co.	Volvo Penta of the Americas, Inc.
Kawasaki Motors Corp., U.S.A.	Yamaha Motor Corp., USA
Mercedes-Benz USA, LLC

Participating manufacturers typically assist us in the development of course content and curricula, while providing us with vehicles, equipment, specialty tools and parts at reduced prices or at no charge and in some instances pay for the student tuition. Our collaboration with OEMs enables us to provide highly specialized education to our students, resulting in enhanced employment opportunities and the potential for higher wages for our graduates. These relationships are also valuable to our industry partners since our programs provide them with a steady supply of highly trained service technicians and a cost-effective alternative to in-house training. Plus, these relationships also support the development of incremental revenue opportunities from training the OEMs’ existing employees.

We also offer training for sectors of the industry that benefit from the skills we teach, including motor freight companies and other businesses that employ skilled technicians. This training can be performed at UTI sites, customer sites or at third party locations using curricula developed by us, provided by the customer or supplied by the OEM. These training relationships provide new sources for revenue, establish new employment opportunities for our graduates and enhance our brand position as the leading provider of training for the industry.

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

Emphasize student outcomes.  Securing employment opportunities for our graduates is critical to our ability to help our graduates benefit from their education. Accordingly, we dedicate significant resources to maintaining an effective graduate placement team which works with employers to identify job opportunities and match those opportunities with our graduates. We also continue to focus on improving the future student experience and financial aid process by increasing customer service levels and simplifying processes.

Optimize prospective student awareness and recruitment efforts.  Since our founding in 1965, we have grown our business and expanded our campus footprint to establish a national presence. Through the UTI, MMI and UTI/NTI brands, our undergraduate campuses and advanced training centers currently provide us with local representation covering several geographic regions across the United States. Supporting our campuses, we maintain a national recruiting network of approximately 350 education representatives who are able to identify, advise and enroll students from all 50 states and U.S. territories.

Our marketing strategies are designed to align student inquiry generation with specific potential student segments. We leverage a web-centric inquiry generation platform that focuses on nationally efficient advertising coupled with the internet, where our website acts as the primary hub of our campaigns to inform and educate potential students on the nature of our educational programs and the employment opportunities that could be available to them as a result of completing one of our programs. Currently, we advertise on television, radio and multiple internet sites, in magazines, and use events, social media, direct mail and telemarketing to reach prospective students.

We will increase our market penetration in areas close to our campuses by focusing on targeted marketing to attract commuter students who have a higher propensity to show and target certain demographics that we have not fully penetrated. Additionally, we will continue to improve the mix of adult students to high school students to fill the nontraditional start dates and balance the student population throughout the year.

Enhance curricula and program offerings.  We are transforming our automotive and diesel program curricula to a blend of daily instructor-led theory and hands-on lab training complemented by web-based learning which is reflective of current industry training methods and standards. In addition to improving the overall educational experience for the students attending our Automotive/Diesel Technology II programs, the new curricula offer more convenience and training flexibility for our students while meeting industry standards. We began offering the new curricula at the Dallas/Fort Worth, Texas campus at the time of opening. In the future, we intend to integrate the new curricula at our other campuses which teach Automotive/Diesel Technology programs.

As the industries we serve become more technologically advanced, the requisite training necessary to prepare qualified technicians continues to increase. We continually work with our industry customers to expand and adapt our course offerings to meet their needs for skilled technicians.

Seek new and expand existing industry relationships.  We actively seek to develop new and expand existing relationships with leading OEMs, dealership networks and other industry participants that focus on the automotive, diesel, motorcycle and marine industries. Securing and expanding these relationships provides improved employment opportunities and increases the earnings potential for our students. Additionally, these relationships provide value to the employers by lowering the training costs for the OEMs, providing an efficient hiring source for the dealerships and addressing the need for quality technicians.

Open new campuses.  We will continue to identify new markets that have a need for skilled technicians and complement our established campus network to support further growth opportunities. We believe there are a number of local markets that feature both career opportunities for our graduates and pools of prospective students that are not currently being served at one of our existing locations. By opening new campuses in local markets, we will not only supply skilled technicians to local employers but also provide postsecondary educational opportunities for students otherwise unwilling or unable to relocate. Additionally, this will provide us with opportunities to offer continuing and advanced training to the existing workforces in the industries we serve; while helping us expand the reach and appeal of the UTI brand across the country. We expect the size of any future campuses will depend on the potential career opportunities for our graduates and the population of potential students which are factors in the programs we would offer.

Consider strategic acquisitions.  We selectively consider acquisition opportunities that, among other factors, would complement our program offerings, benefit from our resources and scale in marketing and whose administration could be integrated into our existing operations.

Industry Background

The market for qualified service technicians is large and growing. In the most recent data available, the U.S. Department of Labor estimated that in 2008 there were approximately 764,000 working automotive technicians in the United States, and this number was expected to increase by 4.7% from 2008 to 2018. Other 2008 estimates provided by the U.S. Department of Labor indicate that from 2008 to 2018 the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair, are expected to increase by 5.7%, 0.5%, 9.0% and 5.9%, respectively. This need for technicians is due to a variety of factors, including technological advancement in the industries our graduates enter, the number of automobiles, trucks, motorcycles and boats in service, as well as an aging and retiring workforce that generally requires training to keep up with technological advancements and maintain its technical competency. As a result of these factors, it is estimated that an average of approximately 31,200 new job openings will exist annually for new entrants from 2008 to 2018 in the fields we serve, according to data collected by the U.S. Department of Labor. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers which can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.

Schools and Programs

Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (UTI/NTI). The majority of our undergraduate programs are designed to be completed in 45 to 96 weeks and culminate in an associate of occupational studies degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $19,800 to $44,850 per program, depending on the nature and length of the program. Our campuses are accredited and our undergraduate programs are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (HEA), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED). While attending one of our undergraduate programs, students may participate in manufacturer specific training programs, which are offered at our campus locations and paid for by the student. Upon completion of one of our automotive or diesel undergraduate programs, qualifying students have the opportunity to apply for enrollment in one of our manufacturer specific advanced training (MSAT) programs. These programs are offered in facilities in which OEMs supply the vehicles, equipment, specialty tools and curricula. In most cases, tuition for the advanced training programs is paid by each participating OEM or dealer in return for a commitment by the student to work for a dealer of that OEM upon graduation. We also provide continuing education and training to experienced technicians.

Our undergraduate schools and programs are summarized in the following table:

		Date
		Training
Location	Brand	Commenced	Principal Programs

Arizona (Avondale)	UTI	1965	Automotive; Diesel & Industrial
Arizona (Phoenix)	MMI	1973	Motorcycle
California (Rancho Cucamonga)	UTI	1998	Automotive; Diesel & Industrial(1)
California (Sacramento)	UTI	2005	Automotive; Diesel & Industrial; Collision Repair and Refinishing
Florida (Orlando)	UTI/MMI	1986	Automotive; Motorcycle; Marine
Illinois (Glendale Heights)	UTI	1988	Automotive; Diesel & Industrial
Massachusetts (Norwood)	UTI	2005	Automotive; Diesel & Industrial
North Carolina (Mooresville)	UTI/NTI	2002	Automotive; Automotive with NASCAR
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel & Industrial
Texas (Dallas/Ft. Worth)	UTI	2010	Automotive; Diesel & Industrial
Texas (Houston)	UTI	1983	Automotive; Diesel & Industrial; Collision Repair and Refinishing

(1)	We plan to begin teaching the Diesel and Industrial program during 2011.

Universal Technical Institute (UTI)

UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are master certified by the National Automotive Technicians Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE). In order to apply for NATEF certification, a school must meet the ASE curriculum requirements and have also graduated its first class. Students have the option to enhance their training through the Ford Accelerated Credential Training (FACT) elective at all UTI campuses except the Dallas/Ft. Worth, Texas campus. We also offer the BMW FastTrack elective which is taught by UTI at BMW’s Ontario, California training center, the Avondale, Arizona campus, and the Orlando, Florida BMW dedicated training center; the Cummins Qualified Technician Program (CQTP) elective at our Avondale, Arizona and Houston, Texas campuses; the Daimler Trucks Finish First elective at our Avondale, Arizona campus; the International Truck Elective Program (ITEP) at our Glendale Heights, Illinois campus; the Mercedes-Benz USA, LLC elective program at our Rancho Cucamonga, California and Norwood, Massachusetts campuses; the Nissan Automotive Technician Training (NATT) program at our Houston, Texas; Mooresville, North Carolina; Sacramento, California; Orlando, Florida and Norwood, Massachusetts (beginning 2011) campuses; and the Toyota Professional Automotive Technician (TPAT) elective at our Glendale Heights, Illinois, Exton, Pennsylvania and Sacramento, California campuses. We offer the following programs under the UTI brand:

•	Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. The program ranges from 51 to 88 weeks in duration, and tuition ranges from approximately $27,400 to $38,700. Graduates of this program are qualified to work as entry-level service technicians in automotive dealer service departments or automotive repair facilities.

•	Diesel & Industrial Technology. Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. The program is 45 to 57 weeks in duration and tuition ranges from approximately $24,850 to $31,950. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•	Automotive/Diesel Technology. Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. The program ranges from 69 to 84 weeks in duration and tuition ranges from approximately $32,650 to $42,500. Graduates of this program typically can work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships.

•	Automotive/Diesel & Industrial Technology. Established in 1970, the Automotive/Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 90 weeks in duration and tuition ranges from approximately $34,100 to $44,850. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including material handling, construction, transport refrigeration or farming.

•	Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program is designed to teach students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program is 51 weeks in duration and tuition ranges from approximately $27,800 to $30,250. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•	Motorcycle. Established in 1973, the MMI program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 48 to 96 weeks in duration and tuition ranges from approximately $19,800 to $39,550. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by six major motorcycle manufacturers. We have written agreements relating to motorcycle elective programs with BMW of North America, LLC; Harley-Davidson Motor Co.; Kawasaki Motors Corp., U.S.A.; and Yamaha Motor Corp., USA. In addition, we have verbal understandings relating to motorcycle elective programs with American Honda Motor Co., Inc.; and American Suzuki Motor Corp. We have written agreements for dealer training with American Honda Motor Co., Inc.; and Harley-Davidson Motor Co. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting in our course development, providing equipment and product donations, and instructor training. The verbal understandings referenced may be terminated without cause by either party at any time.

•	Marine. Established in 1991, the MMI program is designed to teach students how to diagnose, service and repair boats and personal watercraft. The program is 51 weeks in duration and tuition is approximately $25,050. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers and we have verbal agreements relating to marine elective programs with American Honda Motor Co., Inc.; American Suzuki Motor Corp.; Mercury Marine, a division of Brunswick Corp.; Volvo Penta of the Americas, Inc.; and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co. Inc.; Mercury Marine, a division of Brunswick Corp. and Volvo Penta of the Americas, Inc. These marine manufacturers support us through their endorsement of our curricula content, assisting with course development, equipment and product donations, and instructor training. The verbal understandings referenced may be terminated without cause by either party at any time.

NASCAR Technical Institute (UTI/NTI)

Established in 2002, UTI/NTI offers the same type of automotive training as other UTI locations, and offers automotive training with additional NASCAR-specific courses. In the NASCAR-specific courses, students have the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities. The program ranges from 48 to 78 weeks in duration and tuition ranges from $28,150 to $41,300. Graduates of the Automotive Technology program and the Automotive Technology with NASCAR (the NASCAR program) at UTI/NTI are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. Graduates from the NASCAR program have additional opportunities to work in racing-related industries. In 2009 and 2008, approximately 15% and 23%, respectively, of the graduates from the NASCAR program have found employment opportunities to work in racing-related industries with approximately 71% and 67%, respectively, working in the automotive service sector.

Manufacturer Specific Advanced Training Programs

Our advanced programs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive or diesel program may apply to be selected for these programs. The programs range from 14 to 24 weeks in duration and tuition is paid by the manufacturer or dealer, subject to employment commitments made by the student. The manufacturer also supplies vehicles, equipment, specialty tools and curricula for the courses. Pursuant to written agreements, we offer manufacturer specific advanced training programs for the following OEMs: BMW of North America, LLC; Navistar International Corp.; Porsche Cars of North America, Inc.; and Volvo Cars of North America, Inc.

•	BMW. We have a written agreement with BMW of North America, LLC whereby we provide BMW’s Service Technician Education Program (STEP) at our Avondale, Arizona and Orlando, Florida training facilities and at the BMW training centers in Ontario, California, Woodcliff Lake, New Jersey and the Mini Service Technical Education Program (Mini Cooper STEP) at our Orlando, Florida training facilities using vehicles, equipment, specialty tools and curricula provided by BMW. This agreement expires on December 31, 2011 and may be terminated for cause by either party.

•	Navistar International Corp. We have a written agreement with Navistar International Corp. whereby we provide the International Technician Education Program (ITEP) training program at our training facilities in Glendale Heights, Illinois, Exton, Pennsylvania, and Sacramento, California using vehicles, equipment, specialty tools and curricula provided by Navistar. This agreement expires on December 31, 2011 and may be terminated without cause by either party upon 180 days written notice.

•	Porsche. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program (PTAP) at the Porsche Training Center in Atlanta, Georgia using vehicles, equipment, specialty tools and curricula provided by Porsche. The written agreement expires on September 30, 2011 and may be renewed by mutual agreement.

•	Volvo. We have a written agreement with Ford Motor Company whereby we conduct Volvo’s Service Automotive Factory Education (SAFE) program training at our training facility in Avondale, Arizona using vehicles, equipment, specialty tools and curricula approved by Volvo. This agreement expires on December 31, 2010.

Dealer/Industry Training

Technicians in all of the industries we serve are in regular need of training or certification on new technologies. Manufacturers are outsourcing a portion of this training to education providers such as UTI. We currently provide dealer technician training to manufacturers such as: American Honda Motor Co., Inc.; BMW of North America, LLC; Harley-Davidson Motor Co.; Mercedes-Benz USA, LLC; and Volvo Penta of the Americas, Inc.

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

•	American Honda Motor Co., Inc. This is an example of a dealer technician training program paid for by the manufacturer or dealer. We provide marine and motorcycle training for experienced American Honda technicians utilizing training materials and curricula provided by American Honda. Pursuant to written agreements, our instructors provide marine and motorcycle dealer training at American Honda-authorized training centers across the United States. The marine dealer training agreement expires on June 30, 2011 and the motorcycle dealer training agreement expires on September 30, 2013. These agreements may be terminated for cause by American Honda at any time prior to their expiration upon 15 days written notice and may be terminated without cause by either party upon 60 days written notice. Pursuant to verbal agreements, we oversee the administration of the motorcycle training program, including technician enrollment, and American Honda supports our campus Hon Tech training program by donating equipment and providing curricula.

•	Porsche. This is an example of a MSAT program paid for by the OEM. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program (PTAP) at the Porsche Training Center in Atlanta, Georgia using vehicles, equipment, specialty tools and curricula provided by Porsche. The written agreement expires on September 30, 2011 and may be renewed by mutual agreement.

Student Recruitment Model

We strive to increase our campus enrollment and profitability through a web-centric marketing strategy and three primary admissions channels. Our strategy enables us to recruit a geographically dispersed and demographically diverse student body including recent high school graduates and adult learners.

Marketing and Advertising.  Our marketing strategies are designed to identify potential students who would benefit from our programs and pursue successful careers upon completion. We leverage a web-centric inquiry generation platform that focuses on nationally efficient advertising coupled with the internet, where our website acts as the primary hub of our campaigns, to inform and educate potential students on the nature of our educational programs and the employment opportunities that could be available to them. Currently, we advertise on television, radio and multiple internet sites, in magazines, and use events, social media direct mail and telemarketing to reach prospective students.

We utilize a student centered recruiting policy to maximize efficiency of our admissions representatives with a focus on the prospective student. Our admissions representatives are provided training and tools to assist any prospective student.

•	Field-Based Representatives. Our field-based representatives recruit prospective students primarily from high schools across the country with assigned territories covering the United States and U.S. territories. Our field-based education representatives generate the majority of their inquiries by making career presentations at high schools. Typically, the field-based education representatives enroll high school students during an application interview conducted at the homes of prospective students.

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

•	Campus-Based Representatives. Our campus-based representatives recruit adult career seeker or career changer students. These representatives respond to student inquiries generated from national, regional and local advertising and promotional activities. Since adults tend to start our programs throughout the year instead of in the fall as is most typical of traditional school calendars, these students help balance our enrollment throughout the year.

•	Military Representatives. Our military representatives develop relationships with military personnel and provide information about our training programs. We deliver career presentations to soldiers who are approaching their date of separation or have recently separated from the military as a means of further educating these individuals on the merits of our technical training programs.

Student Admissions and Retention

We currently employ approximately 350 field, military and campus based education representatives who work directly with prospective students to facilitate the enrollment process. At each campus, student admissions are overseen by an admissions department that reviews each application. Different programs have varying admissions standards. For example, applicants for programs offered at our Avondale, Arizona location, which offers an associate of occupational studies (AOS) degree, must provide proof of: high school graduation, or its equivalent, certification of high school equivalency (G.E.D.); successful completion of a degree program at the postsecondary level; or successful completion of officially recognized home schooling. Students who present a diploma or certificate evidencing completion of home schooling or an online high school program are required to take and pass an entrance exam. Applicants at all other locations must meet the same requirements, or be at least 21 years of age and have the ability to benefit from the training as demonstrated by performance on a basic skills exam. Students who are beyond the age of compulsory attendance and have completed a high school program, but have not passed a state high school completion exam where required or received an Individualized Education Program diploma/certificate, may also apply to attend through the ability to benefit option, and must meet the same criteria outlined above.

To maximize the likelihood of student completion, we have student services professionals and other resources to assist and advise students regarding academic, financial, personal and employment matters. Our consolidated student completion rate in 2010 was approximately 67%, which we believe compares favorably with the student completion rates of other providers of comparable educational/training programs.

Enrollment

We enroll students throughout the year. For the year ended September 30, 2010, we had an average enrollment of approximately 18,600 full-time undergraduate students, representing an increase of approximately 17% as compared to the twelve months ended September 30, 2009. Currently, our student body is geographically diverse, with a majority of our students at most campuses having relocated to attend our programs. For the years ended September 30, 2010, 2009 and 2008, we had average undergraduate enrollments of approximately 18,600, 15,900 and 14,900, respectively. Given the solid performance in 2010 and the uncertain regulatory environment, we expect growth in new students and average enrollments to moderate in 2011.

Graduate Placement

Securing employment opportunities for our graduates is critical to our ability to help our graduates benefit from their education. Accordingly, we dedicate significant resources to maintaining an effective graduate placement team. Our schools instruct active students on employment search and interviewing skills, provide access to reference materials and assistance with the composition of resumes. We also have a centralized department whose focus is to develop job opportunities and referrals. We believe that our employment services program provides our students with a more compelling value proposition and enhances the employment opportunities for our graduates. Our graduate placement rate continues to be under pressure due to dealer consolidations and a surplus of experienced technicians in certain geographic areas as well as general economic conditions.

We calculate our placement rates in accordance with the Accrediting Commission of Career Schools and Colleges (ACCSC) guidelines. Our placement rates for 2009 and 2008 were 81% and 87%, respectively. The placement calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2008 to September 30, 2009 and October 1, 2007 to September 30, 2008, respectively. For 2009, UTI had approximately 10,800 total graduates, of which approximately 10,100 were available for employment. Of those graduates available for employment, approximately 8,200 were employed at the time of reporting, for a total of 81%. For 2008, UTI had approximately 11,900 total graduates, of which approximately 11,300 were available for employment. Of those graduates available for employment, approximately 9,800 were employed at the time of reporting, for a total of 87%.

Faculty and Employees

Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. Our existing instructors have an average of five years of experience teaching at UTI and our average undergraduate student-to-teacher ratio is approximately 22-to-1.

Each school’s support team typically includes a campus president, an education director, an admissions director, a financial aid director, a student services director, an employment services director, a campus controller and a facilities director. As of September 30, 2010, we had approximately 2,470 full-time employees, including approximately 680 student support employees and approximately 910 full-time instructors.

Our employees are not represented by labor unions and are not subject to collective bargaining agreements. We have never experienced a work stoppage, and we believe that we have a good relationship with our employees. However, if we open new campuses, we may encounter employees who desire or maintain union representation.

Competition

Our main competitors are other proprietary career-oriented and technical schools, including Lincoln Technical Institute, a wholly-owned subsidiary of Lincoln Educational Services Corporation; WyoTech, which is owned by Corinthian Colleges, Inc., and traditional two-year junior and community colleges. We compete at a local and regional level based primarily on the content, visibility and accessibility of academic programs, the quality of instruction and the time necessary to enter the workforce. We believe that our industry relationships, size, brand recognition, reputation and nationwide recruiting system provide UTI a competitive advantage.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, www.uti.edu under the “Investors — Financial Information — SEC Filings” captions, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website. Information contained on our website is not a part of this Report and is not incorporated herein by reference.

In Part III of this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2011 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or about January 15, 2011, our proxy statement for the 2011 Annual Meeting of Stockholders will be filed with the SEC and available on our website at www.uti.edu under the “Investors — Financial Information — SEC Filings” captions.

Information relating to corporate governance at UTI, including our Code of Conduct for all of our employees and our Supplemental Code of Ethics for our Chief Executive Officer and senior financial officers, and information concerning Board Committees, including Committee charters, is available on our website at www.uti.edu under the “Investors — Corporate Governance” captions. We will provide any of the foregoing information without charge upon written request to Universal Technical Institute, Inc., 20410 North 19th Avenue, Suite 200, Phoenix, Arizona 85027, Attention: Investor Relations.

Regulatory Environment

Our institutions and students participate in a variety of government-sponsored financial aid programs to assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended (HEA), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED). In 2010, we derived approximately 73% of our revenues, on a cash basis, from Title IV Programs.

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

The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are consistent with those prescribed by ED and some states require institutions to post a surety bond. Currently, we have posted surety bonds on behalf of our institutions and education representatives with multiple states of approximately $13.8 million. We believe that each of our institutions is in substantial compliance with state education agency requirements. If any one of our institutions were to lose its authorization from the education agency of the state in which the institution is located, that institution would be unable to offer its programs and we could be forced to close that institution. Further, the institution would lose its eligibility to participate in Title IV Programs. If one of our institutions were to lose its authorization from a state other than the state in which the institution is located, that institution would not be able to recruit students in that state.

Additionally, on October 29, 2010, ED issued final regulations imposing new requirements on states with regard to state authorization for purposes of establishing eligibility to participate in Title IV Programs. States that do not currently have an approval framework that meets ED requirements will need to modify their authorization requirements in order for institutions to maintain their eligibility to participate in Title IV Programs. Any state regulatory changes that are made either in response to this regulation or otherwise, may lengthen the time for obtaining necessary state approvals and may increase the type and nature of state regulation in such a way as to require us to modify our operations in order to comply with the new requirements and to impose substantial additional costs on our institutions. These new requirements go into effect July 1, 2011, and will require our institutions to respond quickly to evolving state regulatory requirements caused by the new rules imposed by ED.

Due to state budget constraints in some of the states in which we operate, it is possible that those states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our institutions. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs, revisions to an existing program, a change of control or the hiring or placement of new education representatives, could prevent us from making, or delay our ability to make, such changes.

The California Bureau for Private Postsecondary and Vocational Education (BPPVE), the state authorizing agency for our two campuses located in California, became inoperative on June 30, 2007 and in accordance with a sunset provision in the state law and certain other provisions of the law were repealed effective January 1, 2008. In October 2009, California approved the California Private Postsecondary Education Act of 2009, which became effective January 1, 2010. The act established the Bureau for Private Postsecondary Education in the Department of Consumer Affairs as a successor agency to the BPPVE.

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

Accreditation by an accrediting commission recognized by ED is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. All of our institutions are accredited by the ACCSC, an accrediting commission recognized by ED. Our campuses received a five-year grant of accreditation effective as follows:

May 2009 — Phoenix, Arizona, Motorcycle Mechanics Institute (MMI)

February 2009 — Avondale, Arizona; Houston, Texas; Rancho Cucamonga, California; Orlando, Florida; and Glendale Heights, Illinois

December 2008 — Mooresville, North Carolina, NASCAR Technical Institute (UTI/NTI)

December 2007 — Sacramento, California

July 2007 — Norwood, Massachusetts

October 2006 — Exton, Pennsylvania

Our Dallas/Ft. Worth, Texas campus received an initial two-year grant of accreditation on March 4, 2010 and will be eligible for a five-year grant of accreditation in 2012. We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards. If any one of our institutions lost its accreditation, students attending that institution would no longer be eligible to receive Title IV Program funding, and we could be forced to close that institution.

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

During 2010, students at our institutions received grants and loans to fund their education under the following Title IV Programs: (1) the Federal Family Education Loan (FFEL) program; (2) William D. Ford Federal Direct Loan (D L) program; (3) the Federal Pell Grant (Pell) program; (4) the Federal Supplemental Educational Opportunity Grant (FSEOG) program; and (5) the Federal Perkins Loan (Perkins) program. Effective June 30, 2010, the FFEL program was retired by the federal government and wholly replaced by the DL program.

Federal Title IV Programs

FFEL.  Through June 30, 2010, banks and other lending institutions made loans to students or their parents. Should a student or parent default on an FFEL loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by ED. Students with financial need continue to qualify for interest subsidies while in school and during grace periods. The FFEL loan program was eliminated for all loans made as of July 1, 2010. In 2010, we derived approximately 36% of our revenues, on a cash basis, from the FFEL program.

DL.  Under the DL program, ED makes loans to students or their parents with loan terms and conditions much the same as those found in the FFEL program. However, there are no private banks, other lending institutions or guaranty agencies involved with DL. In 2010, we derived approximately 18% of our revenues, on a cash basis, from the DL program.

Pell.  Under the Pell program, ED makes grants to students who demonstrate financial need. In 2010, we derived approximately 18% of our revenues, on a cash basis, from the Pell program.

FSEOG.  FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. We are required to provide matching funding for 25% of all awards made under this program. In 2010, we derived less than 1% of our revenues, on a cash basis, from the FSEOG program.

Perkins.  Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the institution’s revolving account to make loans to additional students, but the institution does not have any obligation to guarantee the loans or repay the defaulted amounts. For the federal award year that extends from July 1, 2010 through June 30, 2011, ED has no current plans to disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations; however, institutions are permitted to make new Perkins loans to students out of their existing revolving accounts. In 2010, we derived less than 1% of our revenues, on a cash basis, from the Perkins program.

Other Federal and State Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs and under the Workforce Investment Act. On August 1, 2009, the Post-9/11 GI Bill became effective exclusively for veterans pursuing programs at degree granting institutions of higher learning. Currently, only our Avondale, Arizona campus has degree programs. Students attending all campuses continue to use their eligible veterans benefits, such as the Montgomery GI Bill, the Reserve Education Assistance Program (REAP) and VA Vocational Rehabilitation. In addition, some states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and other federal aid programs vary among the funding agencies and by program. Several states that provide financial aid to our students, including California and Pennsylvania, continue to face significant budgetary constraints. We believe that the overall level of state financial aid for our students may decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last.

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

Main campus: Universal Technical Institute, Houston, Texas

Additional locations: Universal Technical Institute, Exton, Pennsylvania

                            Universal Technical Institute, Dallas/Ft. Worth, Texas

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

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.  Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the HEA approximately every five to six years. The HEA was reauthorized, amended and signed into law on August 14, 2008 (Act). The Act continued the availability of Title IV Program funds, authorized additional aid and benefits for students, required new federal reporting items and disclosures and codified additional compliance requirements related to student loans. In addition, the Act implemented numerous changes that impact how our institutions comply with the requirement that they receive no less than a certain percentage of their revenue from sources other than Title IV Programs, and with the cohort default rate requirement.

Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Since a significant percentage of our revenues is derived from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding, or reduces the ability of our institutions or students to participate in Title IV Programs, could reduce our student enrollment and revenues. Congressional action may also increase our administrative costs and require us to modify our practices in order for our institutions to comply with Title IV Program requirements. The 2010 Congress has increased its focus on for-profit education institutions in recent months, including regarding participation in Title IV Programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. Further, a number of legislators have variously requested that the U.S. Government Accountability Office review and make recommendations with respect to, among other things, recruiting practices, educational quality, student outcomes, the sufficiency of safeguards against fraud, waste and abuse in Title IV Programs and the percentage of revenue of for-profit colleges coming from Title IV Programs and other federal funding sources.

On March 30, 2010, President Obama signed the Health Care and Education Reconciliation Act of 2010 (HCERA) into law. The HCERA provided that, after June 30, 2010, no new student loans can be made under the FFEL program. Therefore, beginning July 1, 2010, all new subsidized and unsubsidized Stafford Loans made to students, PLUS loans made to parents, and consolidation loans made to borrowers, are made under the DL program. The Perkins program was not affected by the HCERA. HCERA also provided for more stable and predictable funding for the Pell program. Pell Grant maximum awards to eligible students in future years will reflect an appropriated base amount with a mandatory add-on. From award years 2014-2015 through award years 2017-2018, increases to the mandatory add-on will be based on estimated changes to the consumer price index.

Beginning in June 2010, the Senate Health, Education, Labor, and Pensions Committee (HELP) held three hearings examining the business practices of “proprietary institutions” such as ours. The hearings have focused on student recruitment and marketing practices, percentage of revenue from Title IV Program funds, and the quality, cost, and completion rates of programs at proprietary institutions. HELP will likely hold a fourth hearing in the series, expected to focus on proprietary institutions’ accreditation or recruitment of veterans, during the “lame duck” session of Congress that begins in mid-November. Further hearings are anticipated in 2011.

On August 5, 2010, HELP formally requested information and documents from 30 for-profit schools, including 15 privately-held institutions and all publicly-traded institutions, including us. We complied with the request in a timely manner. The Committee sought this information in the pursuit of an accurate and in-depth understanding of how for-profit schools use Federal resources such as Title IV Program aid. The letter of inquiry contained no assertion of misuse of public funds or assumption of non-compliance with federal rules and/or regulations. While we believe we will be found to have operated in a substantially compliant manner with respect to federal law and ED regulations, at this time we cannot predict whether this inquiry will result in any material impact on the manner in which we conduct our business, or how significant any such impacts will be.

In coordination with the HELP hearings, Senator Harkin, Chairman of the Senate Health, Education, Labor and Pensions Committee, released two sharply critical reports on proprietary institutions. The first, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Education” released June 24, 2010 (June report), recommended “rigorous government oversight and regulation to safeguard the investments of taxpayers and students.” The June report, relying on publicly available data and reports, suggested that the corporate obligation of proprietary institutions to maximize profits for their shareholders may conflict with such public and student investments. The second, “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma”, released September 30, 2010; (September report), found that more than half of the students at many for profit institutions drop out within the first two years, and many students leave with significant loan debt. The September report concluded (in part) that under current federal law and regulations, for-profit institutions “can be extremely profitable while failing a majority of [their] students,” and that such institutions

“mask” high withdrawal rates with aggressive recruiting and enrolling of new students. The September report is based on an analysis of the documents submitted to HELP in response to the August 5 request for documents.

Chairman Harkin has announced that he intends to introduce legislation aimed at addressing what he perceives as abusive practices of some proprietary institutions. He will also most likely hold additional oversight hearings of the proprietary school industry should he remain HELP Chairman in the next Congress. These hearings and reports could result in the enactment of more stringent legislation by Congress. To the extent that any laws are adopted that limit our or our students’ participation in Title IV Programs or the amount of student financial aid for which our students are eligible, our business could be materially adversely affected. Further, action by Congress may also increase our administrative costs and require us to modify our practices in order for our institutions to comply with Title IV Program requirements.

In addition to the HELP hearings, in April and July, the Senate Veterans’ Affairs Committee held hearings to examine the need for technical corrections to the veterans’ educational assistance program updated by the Post 9/11 GI Bill of 2008 (Chapter 33). The Committee approved legislation making such corrections in October (the Post-9/11 Veterans Educational Assistance Improvements Act of 2010; S. 3447) which would expand Chapter 33 benefits in two ways relevant to us. First, it would expand the pool of veterans eligible for Chapter 33 benefits by explicitly including all members of the National Guard and Active Guard Reserve, some of whom are currently ineligible. Second, it would allow veterans to use Chapter 33 benefits to pay for educational programs other than programs leading to a degree, including certificate programs such as those offered by us. The legislation has been placed on the Senate’s legislative calendar; if approved, its provisions would take effect on August 1, 2011. We cannot predict whether Congress will approve the legislation or whether it will be approved in its current form.

Finally, in September, the House Armed Services Subcommittee on Oversight and Investigations held a hearing examining the quality of college education programs provided to active duty service members, including those provided by proprietary institutions such as ours. Subcommittee Chairman Vic Snyder and Representative Walter Jones expressed concerns about proprietary institutions’ reliance on federal funding, through both Title IV Program funds and military tuition assistance, and the higher rates charged by some proprietary institutions compared to similar programs at public and non-profit schools. Chairman Snyder also questioned whether programs at proprietary institutions offered similar educational quality. Witnesses from military education programs, however, argued that the military exercises appropriate oversight over programs participating in tuition assistance, and emphasized that service members may only use tuition assistance funds to attend institutions with accreditation recognized by ED. To the extent these hearings result in additional legislation that would impose additional oversight over participation of proprietary schools in tuition assistance for active duty service members and veterans our business could be materially adversely affected.

This increased activity in Congress may result in legislation, further rulemakings affecting participation in Title IV Programs and other governmental actions. In addition, concerns generated by this Congressional activity may adversely affect enrollment in for-profit educational institutions. Limitations on the amount of Title IV Program funds for which our students are eligible under Title IV Programs could materially adversely affect our business.

Final Rulemaking by the U.S. Department of Education.  To develop new regulations related to the oversight of Title IV Programs and in accordance with the requirements of the HEA, ED periodically convenes committees comprised of various constituencies to discuss revisions to the regulations, and the committee members negotiate the terms of the revisions with ED. This process is referred to as “negotiated rulemaking.” When a negotiated rulemaking committee reaches consensus on all proposed regulatory language and associated edits, then ED must propose the regulations to the public in the form agreed to by the committee. However, if the committee does not reach consensus on all topics, then ED can move forward with revisions to the regulations as originally proposed or change certain provisions without additional discussion.

In November 2009, ED established a committee to negotiate new regulatory language relative to program integrity topics. This group held three separate week-long meetings, the last of which occurred in January 2010. The program integrity negotiated rulemaking process addressed 14 different topics and the committee responsible for discussing these provisions, which included representatives of the various higher education constituencies, was unable to reach consensus on the form of all of the proposed rules. Accordingly, under the negotiated rulemaking protocol, ED could propose rules without regard to the tentative agreement or disagreement regarding certain issues.

On June 18, 2010, ED issued a Notice of Proposed Rulemaking (NPRM) in respect of the program integrity issues, addressing 13 of the 14 issues in their entirety, and partially addressing the gainful employment topic. ED allowed a 45 day public comment period during which time we provided written commentary on the proposed regulatory language. Subsequently, on July 23, 2010, ED issued a separate NPRM containing proposed gainful employment metrics, with a separate 45 day public comment period to which we also responded.

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of Title IV Programs. With minor exceptions these regulations will become effective July 1, 2011. ED previously announced that it was delaying until early 2011 publication of final regulations on certain further proposed gainful employment regulations, which are expected to become effective July 1, 2012 or thereafter. Currently, we have identified the rules concerning gainful employment, compensation, the definition of a credit hour and the broadened definition of misrepresentation as the rules likely to materially impact our business. We are in the process of reviewing and assessing the likely impact of the October 29, 2010 final regulations on our operations. We cannot currently predict how significant any such impact will be. Compliance with these final rules could have a material impact on the manner in which we conduct our business and the results of our operations.

Proposed New Definition of “Gainful Employment in a Recognized Occupation.”  The HEA requires an eligible proprietary institution to provide “an eligible program of training to prepare students for gainful employment in a recognized occupation” in order for the institution’s students to qualify for Title IV Program assistance. ED is relying on this statutory provision to propose implementation of the so-called gainful employment rule. On July 26, 2010, ED issued proposed regulations defining gainful employment in respect of a particular program by reference to two debt-related tests: one based on student debt service-to-income ratios for program graduates, and the other based on student loan repayment rates for program enrollees. Based on the application of these tests, a program may be eligible to participate in Title IV Programs without restriction, may be eligible to participate in Title IV Programs with disclosure requirements, may be on restricted status and only able to participate in Title IV Programs with material restrictions (including enrollment limitations), or may be ineligible to participate in Title IV Programs.

The proposed debt service-to-income test measures the median annual student loan debt service of graduates of a program, as a percentage of their average annual earnings and/or their “discretionary income”, as defined, in each case measured over the preceding three years or, in some cases, the three years prior to the preceding three years. The proposed loan repayment test measures the loan repayment rate for former enrollees in, and not just graduates of, a program. The repayment rate is calculated as a percentage of all program enrollee Title IV Program loans that entered into repayment during the preceding four federal fiscal years that are in current repayment status, determined on a dollar weighted basis by reference to the original principal amount of such loans. A loan would be considered to be in current status if it has been fully repaid or debt service has been paid such that the outstanding principal balance was reduced during the most recent federal fiscal year.

The proposed rules provide for a two-year phase-in. For the award year beginning July 1, 2012, only the lowest-performing programs accounting for 5% of all graduates during the prior year would be subject to losing eligibility. Under the proposed rules, the full application of the eligibility rules would commence with the award year beginning July 1, 2013. It was originally anticipated that the final rule on gainful employment would be released by November 1, 2010, to be effective by July 1, 2011. ED subsequently pushed back the release of certain aspects of the gainful employment rule until 2011. It is unclear whether and how this delay will impact the implementation timeline.

The above descriptions of the proposed gainful employment rules are qualified in their entirety by the text of the proposed rules. These proposed rules are complex and their application involves many interpretive and other issues, not all of which may be addressed in any final rulemaking.

ED has not provided access to the income and debt service information sufficient to determine the impact of these proposed gainful employment rules on our programs, nor has it adequately described the treatment of debt data related to students who graduate from multiple programs. If these rules are adopted in the form proposed, based on preliminary analysis and using data to approximate that which ED may use, we believe a limited number of our programs may be ineligible for Title IV Program funding or restricted because they may not meet at least one of the specified tests. However, our analysis was based on the current state of student debt levels and repayment behavior, whereas future outcomes under the metrics, which we expect to be published in 2011, could be materially different. Such factors could be impacted by changes in the income level of our graduates, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors as well as changes with respect to ED’s proposed metrics. If a particular program ceased to be eligible for Title IV Program funding, in most cases it would not be practical to continue offering that program under our current business model, which could reduce our enrollment, and have a material impact on our results of operations.

ED did publish final rules on October 29, 2010 covering a portion of the proposed gainful employment rules, to be effective July 1, 2011. These rules require institutions of higher education, proprietary institutions of higher education and postsecondary vocational institutions to provide prospective students information concerning, among other things, each eligible program’s on-time graduation and job placement rates calculated in accordance with ED specifications; the occupation for which such programs prepare students to enter; the tuition, fees and typical costs for books, supplies, and room and board, if applicable, associated with completing such programs and the median loan debt incurred by students who completed the program. Such disclosures could negatively impact student enrollment in our institutions which could have a material impact on our results of operations. The final rules also require schools to provide ED with information that will allow determination of student debt levels and incomes after program completion, such as student enrollment and completion information, the Classification of Instructional Program (CIP) code for that program, information indicating if students matriculated into a higher level program at the same institution or transferred to another institution; and the amounts the student received from private educational loans and institutional financing plans.

In addition, the final regulations will add an elaborate review process for new programs. An institution seeking to initiate a new program will be required to provide ED at least 90 days notice in the form of an extended narrative that must include the following: a description of how the institution determined there was a need for the program, preferably based on labor force data such as BLS data or similar sources; how the program was designed to meet that need; how the program was developed with input or oversight from the relevant program advisory board, potential employers or other sources; a description of any wage analysis it may have performed; and the applicable state and accrediting approvals. ED will review the notice and either approve, request additional information, or deny approval. An institution cannot use Title IV Program funds for an educational program until it is approved. In reviewing these applications, ED will also consider broader questions such as the institution’s financial and administrative track record, whether the new program would replace or supplement existing programs, and whether the number of proposed new programs is consistent with the institution’s historic pattern in growth and operations. ED made a point of stating that it will consider these additional factors to prevent institutions from adding new programs simply to establish a new starting point for those programs so that they cannot be measured under the three to four year performance standards as contemplated under the gainful employment regulations to be published in 2011. ED also stated that this new program approval regulation is an “interim” regulation that will remain in place until it publishes its “performance-based” gainful employment regulations which can then also be used for the consideration of new programs. Thus, the regulations related to ED pre-approval of new programs under the gainful employment regulations published on October 29, 2010 could be superseded as early as July 1, 2012. We are evaluating the impact of the new rules on our ability to grow our business with new program offerings. We anticipate there will be a longer timeframe for the approval of new programs. Further, we cannot predict the form of the final rules regarding gainful employment program metrics that may be adopted by ED. Compliance with these rules in the form proposed could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

However, current ED regulations establish criteria for complying with this standard in certain situations. Specifically, the current regulations include twelve safe harbors that define specific types of compensation that are deemed to constitute permissible incentive compensation. We rely on several of these safe harbors to ensure that our compensation and recruitment practices comply with the applicable regulatory requirements.

On October 29, 2010, ED modified the existing regulation to eliminate the safe harbors and the associated descriptions that currently exist to define appropriate and permissible incentive compensation. The revised regulation without the safe harbors will become effective July 1, 2011. There are several safe harbors that are relevant to our operations. For example, ED repealed the safe harbor on salary adjustments, which until now has allowed a school to adjust employees’ fixed annual salaries or wages up to two times during any twelve-month period as long as the adjustment was not based solely on the number of students recruited, admitted, enrolled or awarded financial aid. In eliminating this safe harbor, ED’s final regulation prohibits schools from making salary adjustments based directly or indirectly, in any part, no matter how small, on the employee’s success in securing enrollments or the number of students recruited, enrolled or awarded financial aid. Similarly, the final rule repeals the safe harbor on graduation bonuses, which until now has allowed institutions to make payments to employees based on the number of students they recruited or enrolled who subsequently completed their academic program or one full year of their program, whichever was shorter. In eliminating this safe harbor, the final rule adopts the proposed prohibition of any payments or incentives based on students’ graduation or completion of any part of their program. In addition, the commentary to the final rule clarifies that the payment of incentives based on how many students receive jobs in their field of study after graduation is also prohibited.

The final rule also repeals the safe harbor on managerial and supervisory employees, which until now has allowed schools to pay incentive compensation to managerial and supervisory employees who do not directly manage or supervise employees who are directly involved in recruiting, admissions, or awarding financial aid. In eliminating this safe harbor, the final rule provides that the compensation restrictions will apply to any employee who undertakes recruiting or admitting of students, or who makes decisions about and awards Title IV Program funds, as well as any higher level employee with responsibility for recruitment or admission of students, or making decisions about awarding Title IV Program funds. Further, the final rule repeals the safe harbor on contracts with third parties for recruitment services, which until now has allowed schools to make any form of payment, including tuition sharing arrangements, to outside companies that assist schools with recruiting, admissions activities, or the awarding of financial aid, so long as the outside company pays its own employees in accordance with the incentive compensation restrictions applicable to how schools may pay their own employees. In eliminating this safe harbor, the final rule applies the same restrictions on a school’s payments to an outside company as it will be applying to a school’s payments to its own individual employees. The new regulations do provide an exception permitting payment to an outside company for providing student contact information for prospective students, provided that such payments are not based on the number of students who apply or enroll, or on any additional conduct by the outside company such as pre-admission activities. The commentary to the final rule also clarifies that click-through payments made to third parties based on the number of clicks on a website are permissible, as long as those payments are not based in any part, directly or indirectly, on the number of individuals who enroll or are awarded financial aid.

Although we cannot assure you that ED will not find deficiencies in our compensation plans, we believe that our current plans are in compliance with the HEA and ED’s regulations as they currently exist. Prior to the July 1, 2011 effective date of the revised regulation, we will modify our compensation plans to ensure compliance based on implementation guidance issued by ED, if any, as well as advice provided by both internal and external legal counsel to ensure compliance with the applicable regulations. ED has stated that it will not review or approve individual institutions’ compensation plans and, therefore will not review any modifications to our plans under the new regulations. These modifications to our compensation plans may adversely affect our ability to compensate our employees and our retention compensation practices for third parties. Given ED’s unwillingness to review institutions’ compensation plans and the elimination of the safe harbors, we anticipate it may be more difficult to determine what constitutes compliance with the incentive compensation prohibitions after the effective date of the new regulations.

Change to the Clock-to-Credit Hour Conversion Ratio.  Current ED regulations provide the formula that certain undergraduate programs must use to convert the number of clock hours offered to the appropriate number of credit hours used for determining the maximum amount of Title IV Program funds available with respect to a particular educational program, and the requirements for identifying the undergraduate programs subject to using the formula. Under the current regulations, for these programs, each semester hour must include at least 30 clock hours of instruction. An institution must use the formula to determine if a program is eligible for Title IV Program purposes unless the institution offers an undergraduate program in credit hours that is at least two academic years in length and leads to an associate degree, a bachelor’s degree, or a professional degree, or each course within the program is acceptable for full credit toward an associate degree, bachelor’s degree, or professional degree offered by the institution, and the degree offered by the institution requires at least two academic years of study. Most or all of our educational programs at each of our locations are subject to the conversion rules.

The final rules published on October 29, 2010, to be effective July 1, 2011, revise the ratio for the conversion of clock to credit hours to align the minimum clock hours in an academic year to the minimum credit hours in an academic year, i.e., 900 clock hours to 24 semester hours. Thus, a converted semester hour for Title IV Program funding purposes will be based on at least 37.5 clock hours. As many of our programs of study will be subject to the new conversion ratio, Title IV Program funds will be reduced, although to what degree depends on individual students, their programs of study, the campuses they attend, and their enrollment start date. Any resulting loss of Title IV Program funding would require replacement with other non-Title IV Program funds, including but not limited to scholarships, private alternative loans, institutional loans or student cash payments. Further, the loss of Title IV Program funds eligibility associated with our programs subject to the new conversion rule may adversely impact student demand for those programs, and could therefore reduce new enrollments and have a material impact on our results of operations. At this time we are evaluating options and opportunities to mitigate the risk of adverse impact to us in advance of the July 1, 2011 implementation date of the new rules, including possible changes to our curriculum, funding options and tuition pricing to address the changes to the rule.

Revisions to Misrepresentation Regulations.  The October 29 final regulations make significant changes to the definition of misrepresentation for purposes of Title IV Program compliance. That term now includes any false, erroneous or misleading statement that has the likelihood or tendency to deceive or confuse without regard to materiality or intent. The areas of particular sensitivity to ED include potential misrepresentation of the nature of an educational program, the nature of any financial charges, the employability of graduates, and the manner in which the institution’s relationship with ED is depicted. The revised regulations also establish institutional liability for any statements made by any third party agent of our institutions or company and for statements made to any member of the public, an accrediting agency or any state agency, as well as to students. The revised regulations also broadens the administrative remedies available to ED in the event of a substantial misrepresentation by an eligible institution to include revocation of the institution’s program participation agreement, imposition of limitations on the institution’s participation in Title IV Programs, denial of participation applications filed on behalf of the institution and initiation of a termination, fine or other proceeding against the institution. Further, although ED claims not to have created any private right of action, the regulation creates potential new exposure in qui tam actions under the False Claims Act.

The “90/10 Rule.” A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The Act and ED regulations set forth the specific requirements for the calculation of the Title IV Program revenue percentage, mandate expanded disclosure requirements in how an institution presents the calculation, provide short-term relief to help offset the impact of recent increases in student eligibility for Title IV Program funds, and impose negative consequences if an institution exceeds the 90% limit.

The Act provides that an institution will lose its Title IV Program eligibility for a period of at least two fiscal years if it exceeds the 90% threshold for two consecutive institutional fiscal years. Further, the loss of eligibility would begin on the first day of the fiscal year after the second consecutive year in which the institution exceeded the 90% limit, and any Title IV Program funds already received by the institution and its students during the period of ineligibility would have to be returned to ED or the applicable lender. In addition, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years.

The Act sets specific standards for certain elements in the calculation of an institution’s percentage under the 90/10 Rule, including the treatment of certain portions of Stafford loans, institutional loans, and revenue received from students who are enrolled in educational programs that are not eligible for Title IV Program funding. The annual unsubsidized Stafford loans available for undergraduate students under the FFEL/DL program increased by $2,000 on July 1, 2008, which, coupled with increases in the amount of Pell Grants available to students, has resulted and may continue to result in some of our institutions receiving an increased amount of revenue from Title IV Programs. Further, the number of Pell-eligible students enrolled in our institutions has significantly increased due to poor national economic conditions, thereby increasing the total cash basis revenue these institutions receive from the Pell Grant program.

The Act does provide limited short-term relief from these increases in the availability of Title IV Program funds, but certain provisions of the Act that provide the basis for this relief will expire in our 2011 or 2012 fiscal year. For the period from July 1, 2008 until June 30, 2011, an institution may count as non-Title IV Program revenue that portion (up to $2,000) of any unsubsidized Stafford loan received by a student that exceeds the maximum loan amount that would have been available to such student under the law that was in effect prior to July 1, 2008. Further, for the period from July 1, 2008 until June 30, 2012, schools that provide institutional loans to their students may count the net present value of those institutional loans as non-Title IV Program revenue in the fiscal year in which the loan is made, rather than counting the cash payments from the students over the repayment period. We have monitored the effects of these short-term relief measures on our 90/10 Rule calculations and, based on our internal review, we believe our revenue from Title IV Programs will remain under 90% after the temporary relief expires.

At September 30, 2010, our institutions’ annual Title IV percentages as calculated under the 90/10 rule ranged from approximately 69% to 77%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year.

Student Loan Defaults.  To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. ED calculates an institution’s cohort default rate on an annual basis. The currently applicable rate is derived from student FFEL/DL borrowers who first enter loan repayment during a federal fiscal year ending September 30 and subsequently default on those loans by the end of the following federal fiscal year, which represents a two-year measuring period. An institution whose cohort default rate equals or exceeds 25% for three consecutive federal fiscal years or 40% for any given federal fiscal year loses eligibility to participate in some or all Title IV Programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. None of our institutions had an FFEL cohort default rate of 25% or greater for any of the federal fiscal years 2008, 2007 and 2006, the three most recent years for which ED has published such rates. The following table sets forth the FFEL cohort default rates for our institutions for those years.

	Two-Year Cohort Default Rates for
	Cohort Years Ended September 30,(1)
Institution	2008	2007	2006

Universal Technical Institute of Arizona	4.7%	6.5%	6.5%
Universal Technical Institute of Phoenix	5.1%	6.8%	7.7%
Universal Technical Institute of Texas	4.7%	6.2%	8.0%
All proprietary postsecondary institutions	11.6%	11.0%	9.7%

(1)	Based on information published by the U.S. Department of Education.

The Act expands by one year the period for which student loan defaults will be included in the calculation of an institution’s default rate, a change that is expected to increase our cohort default rates. The new law also increases the threshold for an institution to lose its eligibility to participate in the relevant Title IV Programs for three consecutive years from 25% to 30% although the one year threshold of 40% has not been increased. Beginning with the 2009 cohort, ED will calculate both the current two-year and the new three-year cohort default rates. Beginning with the 2011 three-year cohort default rate published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements.

An institution whose cohort default rate under the FFEL program is less than 10% for three consecutive years is not subject to a 30 day delay in receiving the first disbursement on FFEL loans. As of September 30, 2010, none of our institutions are subject to delayed disbursements. An institution whose cohort default rate under the FFEL program is 25% or greater, but less than 40%, for any one of the three most recent federal fiscal years may be placed on provisional certification status by ED for up to three years. None of our institutions are on provisional status with ED.

Perkins.  An institution with a cohort default rate under the Perkins program that is greater than 15% for any federal award year, which is the twelve month period from July 1 through June 30, may be placed on provisional certification. Two of our three institutions have Perkins cohort default rates greater than 15% but less than 16.9% for students who were scheduled to begin repayment in the federal award year ended June 30, 2009, the most recent federal award year reported by our institutions. On a consolidated basis, there were 42 Perkins borrowers who defaulted in this cohort period. Although the most recent single year Perkins cohort default rate is greater than 15% for two of our three main institutions, we have not been advised of any provisional certification status at this time. If we are placed on provisional certification status for any reason, ED may more closely view any application we file for recertification, new locations, new educational programs, acquisitions of other schools, increase in degree level or other signification changes. Further, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action. An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years for this reason. For the federal award year ending June 30, 2010, as with the two preceding federal award years, ED will not disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations. In our 2010 fiscal year, we derived less than 1% of our revenues from the Perkins program.

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

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution’s previous fiscal year. Our 2010 and 2009 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.

Institution Acquisitions.  When a company acquires an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by ED. Upon such a change of control, an institution’s eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible institution under its new ownership which requires that the institution also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The time required for ED to act on such an application may vary substantially. ED’s recertification of an institution following a change of control is typically on a provisional basis. Our expansion plans are based, in part, on our ability to acquire additional institutions and have them certified by ED to participate in Title IV Programs following affirmation of state licensure and accreditation. Although we believe we will be able to obtain all necessary approvals from ED, our accrediting commission and the applicable state agencies for our expansion plans, we cannot ensure that all such approvals will be obtained at all or in a timely manner that will not delay or reduce the availability of Title IV Program funds for our students and institutions.

Change of Control.  In addition to institution acquisitions, other types of transactions can also cause a change of control. ED and most state education agencies and our accrediting commission have standards pertaining to the change of control of institutions, but these standards are not uniform. ED’s regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. With respect to a publicly-traded corporation, ED regulations provide that a change of control occurs in one of two ways: (a) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control or (b) if the corporation has a “Controlling Stockholder”, as defined in the ED regulations, that owns or controls through agreement at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. These change of control standards are subject to interpretation by ED. Most of the states and our accrediting commission include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of these agencies would require the affected institution to have its state authorization and accreditation reaffirmed by that agency. The requirements to obtain such reaffirmation from the states and our accrediting commission vary widely.

A change of control could occur as a result of future transactions in which our company or institutions are involved. Some corporate re-organizations and some changes in the board of directors are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. If a future transaction results in a change of control of our company or our institutions, we believe that we will be able to obtain all necessary approvals from ED, our accrediting commission and the applicable state education agencies. However, we cannot ensure that all such approvals can be obtained at all or in a timely manner that will not delay or reduce the availability of Title IV Program funds for our students and institutions.

Opening Additional Institutions and Adding Educational Programs.  For-profit educational institutions must be authorized by their state education agencies, accredited by an accrediting commission recognized by ED, and be fully operational for two years before applying to ED to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without regard to the two-year requirement, if such additional location satisfies all other applicable ED eligibility requirements. Our expansion plans are based, in part, on our ability to open new institutions as additional locations of our existing institutions and take into account ED’s approval requirements. Currently, all of our institutions are eligible to offer Title IV Program funding.

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, under current regulations, an institution that is eligible to participate in Title IV Programs may add a new educational program without ED approval if that new program is licensed by the applicable state agency, accredited by an agency recognized by ED and leads to an associate level or higher degree and the institution already offers programs at that level, or if that program meets minimum length requirements and prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution. If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing institutions. We do not believe that current ED regulations will create significant obstacles to our plans to add new programs. However, effective July 1, 2011, the final rules go into effect including the notice and preapproval provisions discussed with respect to the new gainful employment regulations. As such, as of July 1, 2011, institutions must obtain preapproval for any new programs subject to the gainful employment requirements. These new regulations may create significant obstacles to our expansion plans and may result in delay based on implementation of the new program approval process.

Some of the state education agencies and our accrediting commission also have requirements that may affect our institutions’ ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program. We do not believe that these standards will create significant obstacles to our expansion plans although we are still reviewing the final rules in this regard.

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

Eligibility and Certification Procedures.  The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV Programs. Every educational institution seeking Title IV Program funding for its students must be certified to participate and is required to periodically renew this certification. Each institution must apply to ED for continued certification to participate in Title IV Programs at least every six years, or when it undergoes a change of control. Further, an institution may come under ED review when it expands its activities in certain ways such as opening an additional location or raising the highest academic credential it offers. The Program Participation Agreement (PPA) document serves as ED’s formal authorization to an institution and its associated additional locations of its eligibility and certification to participate in Title IV Programs for a specified period of time. Universal Technical Institute of Arizona and Universal Technical Institute

of Phoenix were recertified in October 2010 and entered into new PPAs with ED which will expire on June 30, 2016. Universal Technical Institute of Texas was recertified in June 2006 and entered into a new PPA with ED which will expire March 31, 2012.

Compliance with Regulatory Standards and Effect of Regulatory Violations.  Our institutions are subject to audits and program compliance reviews by various external agencies, including ED, ED’s Office of Inspector General, state education agencies, student loan guaranty agencies, the U.S. Department of Veterans Affairs and our accrediting commission. Each of our institutions’ administration of Title IV Program funds must also be audited annually by an independent accounting firm and the resulting audit report submitted to ED for review. If ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or ED’s regulations, that institution could be required to repay such funds and could be assessed an administrative fine. ED could also transfer the institution from the advance method of receiving Title IV Program funds to the cash monitoring or reimbursement system of receiving Title IV Program funds, which could negatively impact cash flow at an institution. Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by ED to fine the affected institution or to limit, suspend or terminate the participation of the affected institution in Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no ED proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions’ participation in Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. Violations of Title IV Program requirements could also subject us or our institutions to other civil and criminal penalties.

We and our institutions are also subject to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties such as present or former students or employees and other members of the public. If we are unable to successfully resolve or defend against any such complaint or lawsuit, we may be required to pay money damages or be subject to fines, limitations, loss of Title IV Program or other federal funding, injunctions or other penalties. Moreover, even if we successfully resolve or defend against any such complaint or lawsuit, we may have to devote significant financial and management resources in order to reach such a result.

ITEM 1A.	RISK FACTORS

We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Industry

Failure of our schools to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding.

In 2010, we derived approximately 73% of our revenues, on a cash basis, from federal student financial aid programs, referred to in this report as Title IV Programs, administered by ED. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our institutions are subject to extensive regulation by the state education agencies, our accrediting commission and ED. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new, or expand our existing educational programs and change our corporate structure and ownership. The agencies that regulate the schools also periodically revise their requirements and modify their interpretations of existing requirements. Most ED requirements are applied on an institutional basis, with an “institution” defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state education agencies, our accrediting commission and ED periodically revise their requirements and modify their interpretations of existing requirements.

If our institutions failed to comply with any of these regulatory requirements, our regulatory agencies could impose monetary penalties, place limitations on our schools’ operations, terminate our schools’ ability to grant degrees, diplomas and certificates, revoke our schools’ accreditation or terminate their eligibility to receive Title IV Program funds, each of which could adversely affect our financial condition, results of operations and liquidity and impose significant operating restrictions upon us. We cannot predict with certainty how all of these regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. Further, we are continuing to analyze the potential impact of the regulations issued by ED on October 29, 2010, which will implement significant changes in many regulatory areas including Title IV Program operations and state licensure. We believe that we have described the most significant regulatory risks that apply to our schools in the following paragraphs.

A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a negative effect on our student population and consequently, on our results of operations, cash flows and financial condition.

In 2010, legislation was enacted that eliminated the FFEL loan program for all loans made as of July 1, 2010. As a result, all federal student lending will occur through the DL Program. Without the guarantee provided in the FFEL program, banks and other lending institutions have and are likely to continue to exit the student lending market or significantly decrease the amount of loans provided to students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans that seek to enroll in UTI. Without the guarantee, financing costs for our students’ loans will increase. Elimination of the FFEL loan program may have a negative effect on our results operations, cash flows and financial condition. Providers of student loans have also experienced increases in default rates. This, coupled with the elimination of the FFEL program, may result in providers of student loans continuing to exit the student loan market and for other providers to determine not to enter the market, which reduces the attractiveness and/or decreases the availability of alternative loans to postsecondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans that seek to enroll. Prospective students may find that increased financing costs make borrowing to fund their education costs unattractive and motivate them to abandon or delay enrollment in postsecondary education programs such as our programs. Tight credit markets may also move private lenders to impose on us and our students new or increased fees in order to provide alternative loans to prospective and continuing students. If any of these scenarios were to occur, in whole or in part, our students’ ability to finance their education could be adversely affected and could result in a decrease in our student population, which could have a negative effect on our financial condition, results of operations and cash flows.

Congress may change the law or reduce funding for Title IV Programs which could reduce our student population, revenues and/or profit margin.

Congress periodically revises the Higher Education Act of 1965, as amended (HEA), and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Congress most recently reauthorized the HEA in 2008 and the new law contains numerous revisions to the requirements governing Title IV Programs as discussed throughout this Report. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs could reduce our student population and revenues. Congressional action may also require us to modify our practices in ways that could increase administrative costs, reduce the ability of students to finance their education at our schools, and materially decrease student enrollment and result in decreased profitability.

The U.S. Congress has recently commenced an examination of the for-profit education sector that could result in legislation or further ED rulemaking restricting Title IV Program participation by proprietary schools in a manner that materially and adversely affects our business.

The 2010 Congress has increased its focus on for-profit education institutions in recent months, including regarding participation in Title IV Programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. Further, a number of legislators have variously requested that the U.S. Government Accountability Office review and make recommendations with respect to, among other things, recruiting practices, educational quality, student outcomes, the sufficiency of safeguards against fraud, waste and abuse in Title IV Programs and the percentage of revenue of for-profit colleges coming from Title IV Programs and other federal funding sources. Beginning in June 2010, HELP held three hearings examining the business practices of “proprietary institutions” such as ours. The hearings have focused on proprietary schools’ student recruitment and marketing practices, their percentage of revenue from Title IV Program funds, and the quality, cost, and completion rates of programs at proprietary institutions.

On August 5, 2010, HELP formally requested information and documents from 30 for-profit schools, including 15 privately-held institutions and all publicly-traded institutions, including us. We complied with the request in a timely manner. The Committee sought this information in the pursuit of an accurate and in-depth understanding of how for-profit schools use Federal resources such as Title IV Program aid. The letter of inquiry contained no assertion of misuse of public funds or assumption of non-compliance with federal rules and/or regulations. While we believe we will be found to have operated in a substantially compliant manner with respect to federal law and ED regulations, at this time we cannot predict whether this inquiry will result in any material impact on the manner in which we conduct our business, or how significant any such impacts will be.

In coordination with the HELP hearings, Chairman Harkin released two sharply critical reports on proprietary institutions and has announced that he intends to introduce legislation aimed at addressing what he perceives as abusive practices of some proprietary institutions. He will also most likely hold additional oversight hearings of the proprietary school industry should he remain HELP Chairman in the next Congress. These hearings and reports could result in the enactment of more stringent legislation, by Congress. To the extent that any laws are adopted that limit our or our students’ participation in Title IV Programs or the amount of student financial aid for which our students are eligible, our business would be adversely affected, perhaps materially. Further, action by Congress may also increase our administrative costs and require us to modify our practices in order for our institutions to comply with Title IV Program requirements.

In addition, in September, the House Armed Services Subcommittee on Oversight and Investigations held a hearing examining the quality of college education programs provided to active duty service members, including those provided by proprietary institutions such as ours. To the extent these hearings result in additional legislation that would impose additional oversight over participation of proprietary schools in tuition assistance for active duty service members and veterans our business could be materially adversely affected. This increased activity in Congress may result in legislation, further rulemakings affecting participation in Title IV Programs and other governmental actions. In addition, concerns generated by this Congressional activity may adversely affect enrollment in for-profit educational institutions. Limitations on the amount of Title IV Program funds for which our students are eligible under Title IV Programs could materially and adversely affect our business, financial position and results of operations. For a description of additional information regarding Congress’ examination of the for-profit education sector, see “Business — Regulatory Environment — Regulation of Federal Student Financial Aid Programs — Congressional Action” included elsewhere in this Report on Form 10-K.

Pending rulemaking by ED may result in regulatory changes that could materially and adversely affect our business

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of Title IV Programs. With minor exceptions, these regulations will become effective July 1, 2011. ED previously announced that it was delaying until early 2011 publication of final regulations on certain further proposed gainful employment regulations, which are expected to become effective July 1, 2012 or thereafter. Currently, we have identified the rules concerning gainful employment, compensation, the definition of a credit hour and the broadened definition of misrepresentation as the rules most likely to materially impact our business. We are in the process of reviewing and assessing the likely impact of the October 29, 2010 final regulations on our operations. Compliance with these final rules could have a material impact on the manner in which we conduct our business and the results of operations. We cannot currently predict how significant any such impact will be. For a description of additional information regarding these regulatory changes, see “Business — Regulatory Environment — Regulation of Federal Student Financial Aid Programs — Final rulemaking by the U.S. Department of Education” included elsewhere in this Report on Form 10-K.

Our business could be harmed if we experience a disruption in our ability to process student loans because of the phase-out of Federal Family Education Loan Program loans and the corresponding transition to direct student loans under the Federal Direct Loan Program.

In 2010, we derived approximately 73% of our revenues, on a cash basis, from receipt of Title IV Program funds, principally from federally guaranteed student loans under the FFEL program. FFEL loans, which were originated by private lenders, were phased out as of July 1, 2010 pursuant to HCERA. As of July 1, 2010, all new Title IV Program student loans (other than the Perkins loans) are administered under the DL program, in which the federal government lends directly to students.

Because all Title IV Program student loans (other than the Perkins loans) are now processed under the DL program, any processing disruptions by ED may impact our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the DL program, either because of administrative challenges on our part or the inability of ED to process the increased volume of Direct Loans on a timely basis, our business, financial condition, results of operations and cash flows could be adversely and materially affected.

An increase in the regulatory burden on the providers of private loans to our students could increase the cost of borrowing for our students, which could reduce our student population and have a material impact on our business, financial condition and results of operations.

The reauthorization of the HEA in 2008 and related regulations place significant new restrictions on the relationships between institutions and the providers of private loans, and require that certain specific terms and disclosures accompany such loans. This increased regulatory burden, coupled with recent adverse market conditions for student loans, including the loss of the guarantee provided by the FFEL program and lenders’ increasing difficulties in reselling or syndicating student loan portfolios, have resulted, and could continue to result, in providers of private loans reducing the availability of or increasing the costs associated with providing private loans to postsecondary students. In particular, loans to students with low credit scores who would not otherwise be eligible for credit-based private loans have become increasingly difficult to obtain. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in our education programs. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a negative effect on our business, financial condition, and results of operations.

Limited opportunities for private alternative student loans for our students could increase the need for institutional funding, which could have a material impact on our business, financial condition and results of operations.

The current state of the national economy and generalized lending crisis has led to a contracted lending environment, resulting in limited lender choices for students who need a private alternative loan to meet gaps between Title IV Program funding and cost of education. Further, lender underwriting criteria has been much more stringent, resulting in fewer prospective borrowers being approved for their loans. As lenders seek to reduce their risk on portfolios of new alternative loans, we have seen many lenders move to shift their target markets exclusively to four-year baccalaureate degree schools. We currently have a list of three private unaffiliated alternative loan providers to assist new borrowers in selecting a lender, with two of these lenders providing the vast majority of our private alternative student loans. If these lenders decided to decline to lend to students attending our schools, and we were not able to find alternative lenders, the demand for our proprietary loan program could increase, requiring us to devote greater than planned resources which could have a material impact on our revenues, results of operations, cash flows from operations and financial position.

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

Under the “90/10 Rule,” a for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from those programs for two consecutive institutional fiscal years, under a cash-basis calculation mandated by ED. The period of ineligibility covers at least the next two succeeding fiscal years, and any Title IV Program funds already received by the institution and its students during the period of ineligibility would have to be returned to ED or the applicable lender. If an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. If we are placed on provisional certification status for any reason, ED may more closely view any application we file for recertification, new locations, new educational programs, acquisitions of other schools, increase in degree level or other significant changes. Further, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action. In our 2010 fiscal year, under the regulatory formula prescribed by ED, none of our institutions derived more than 77% of its revenues from Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss would adversely affect our students’ access to the Title IV Program funds they need to pay their educational expenses, which could reduce our student population.

Our schools may lose eligibility to participate in Title IV Programs if their student loan default rates are too high, which could reduce our student population.

An institution may lose its eligibility to participate in some or all Title IV Programs if its former students default on the repayment of their federal student loans in excess of specified levels. Based upon the most recent student loan default rates published by ED, none of our institutions has student loan default rates that exceed the specified levels. If any of our institutions loses eligibility to participate in Title IV Programs because of high student loan default rates, such a loss would adversely affect our students’ access to various Title IV Program funds which could reduce our student population.

If we or our schools do not meet the financial responsibility standards prescribed by ED, we may be required to post letters of credit or our eligibility to participate in Title IV Programs could be terminated or limited which could reduce our student population or impact our cash flow.

To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. The operating conditions that may be placed on a school that does not meet the standards of financial responsibility include being transferred from the advance payment method of receiving Title IV Program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds or increased administrative costs relating to those funds. We are not currently required to post a letter of credit on behalf of any of our schools and are not subject to additional operating conditions. We may be required to post letters of credit in the future, which could increase our costs of regulatory compliance, or change the timing of receipt of Title IV Program funds. Our inability to obtain a required letter of credit or the imposition of other limitations on our participation in Title IV Programs could limit our students’ access to various Title IV Program funds, which could reduce our student population or impact our cash flow.

Failure to demonstrate “administrative capability” to ED may result in the loss of eligibility to participate in Title IV Programs.

ED regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV Programs. These criteria require, among other things, that the institution:

•	comply with all Title IV Program regulations;

•	have capable and sufficient personnel to administer Title IV Programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	administer the Title IV Programs with adequate checks and balances in its system of internal controls over financial reporting;

•	divide the function of authorizing and disbursing or delivering Title IV Program funds so that no office has the responsibility for both functions;

•	establish and maintain records required under the Title IV Program regulations;

•	develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under Title IV Programs;

•	do not have a student loan cohort default rate above specified levels;

•	refer to the Office of the Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV Programs;

•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is the cause of debarment or suspension;

•	provide adequate financial aid counseling to its students;

•	timely submit all reports and financial statements required by the regulations; and

•	not otherwise appear to lack administrative capability.

If an institution fails to satisfy any of these criteria, ED may:

•	require the repayment of Title IV funds;

•	impose a less favorable payment system for the institution’s receipt of Title IV funds;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

On October 29, 2010, ED published revisions to the administrative capability regulations, adding additional provisions related to evaluation of the validity of high school diplomas for establishing high school completion and referencing the revised satisfactory academic progress requirements. If we fail to maintain administrative capability as defined by ED, we could lose our eligibility to participate in Title IV Programs or have that eligibility adversely conditioned, which could have a negative effect on our business, financial condition, results of operations and cash flows.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV Program funds for students who withdraw before completing their educational programs.

A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that has been disbursed to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner to ED or the appropriate lender, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we may be required to post a letter of credit in favor of ED, pay interest on the late repayment of funds, or be otherwise sanctioned by ED, which could increase our cost of regulatory compliance and adversely affect our results of operations. In addition, the failure to timely return Title IV Program funds also could result in the termination of eligibility to receive such funds going forward or the imposition of other sanctions.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to persons involved in certain recruiting, admissions or financial aid activities.

A school participating in Title IV Programs may not provide any commission, bonus or other incentive payment based on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The current law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If we violate this law or do not effectively comply with the October 29, 2010 rules, effective July 1, 2011, which modified the existing regulations, we could be fined or otherwise sanctioned by ED, which could have a negative effect on our financial condition, results of operations and cash flows.

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

In recent years, the operations of a number of companies in the education and training services industry have been subject to intense regulatory scrutiny. Such scrutiny has increased more over the last few months and we anticipate that trend to continue. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the SEC, state governmental agencies and ED. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. These investigations of specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect our business.

Budget constraints in some states may affect our ability to obtain necessary authorizations or approvals from those states to conduct or change our operations.

Due to state budget constraints in some of the states in which we operate, it is possible that some states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs, a change of control or the hiring or placement of new education representatives, could prevent us from making such changes or could delay our ability to make such changes. The regulations issued on October 29, 2010 may lengthen the time to obtain necessary state approvals and may increase the nature and type of state regulation in such a way as to require us to modify our operations in order to comply with the new requirements which could impose substantial additional costs on our institutions.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students which could reduce our student population and negatively affect our 90/10 Rule calculation.

A significant number of states are facing budget constraints that are causing them to reduce state appropriations in a number of areas. Many of those states, including California and Pennsylvania, provide financial aid to our students. These and other states may decide to reduce or redirect the amount of state financial aid that they provide to students, but we cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding for our students decreases and our students are not able to secure alternative sources of funding, our student population could be reduced. Loss of state funding would negatively impact our 90/10 Rule calculation, as this funding is counted in the non-Title IV portion of the ratio, and so such loss would drive up the percentage of revenue attributable to Title IV Programs.

In addition, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 Rule calculation by increasing the proportion of the affected students’ funding needs satisfied by Title IV programs. This could negatively impact or increase the cost of our compliance with the 90/10 Rule.

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

If we acquire a school that participates in Title IV Program funding and/or open an additional location, we must obtain approval from ED and applicable state education agencies and accrediting commissions in order for the school and/or additional location to be able to operate and participate in Title IV Programs. While we would attempt to ensure we will be able to receive such approval prior to acquiring a school and/or opening an additional location, approval may be withheld or postponed due to matters outside of our control. An acquisition can result in the temporary suspension of the acquired school’s participation in Title IV Programs and opening an additional location can result in a delay of the campus’ participation in Title IV Programs unless we submit a timely and materially complete application for certification to ED and ED grants a temporary certification. If we were unable to timely re-establish or establish the state authorization, accreditation or ED certification of the acquired school, our ability to operate the acquired school and/or additional location as planned or to realize the anticipated benefits from the acquisition of that school and/or additional location could be impaired.

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

Our proprietary loan program could have a negative effect on our results of operations.

Our proprietary loan program enables students who have exhausted all available government-sponsored or other financial aid and are unable to obtain private loans from other financial institutions to borrow a portion of their tuition if they meet certain criteria.

Under the terms of the proprietary loan program agreements with a national chartered bank, the bank originates loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank on a monthly basis and assume all the related credit and collection risk. At September 30, 2010, we had committed to provide loans to our students for approximately $25.6 million and of that amount, there was $21.9 million in loans outstanding. Additionally, under the terms of the agreement, we placed $2.0 million, an amount that exceeds the FDIC insurance limits, on deposit with the national chartered bank.

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

We rely on third parties to originate, process and service loans under our proprietary loan program. If these companies fail or discontinue providing such services, our business could be harmed.

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

In recent years, increases in interest rates and a tightening of credit markets have resulted in a less favorable borrowing environment for our students. Much of the financing our students receive is tied to floating interest rates. Therefore, increased interest rates have resulted in a corresponding increase in the cost to our existing and prospective students of financing their studies which has resulted in and could result in reductions in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans including loans made under our proprietary loan program. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation, which could result in a reduction in our student population. In addition, a tightening of credit markets could adversely impact the ability of borrowers with little or poor credit history, such as many of our students, to borrow the necessary funds at an acceptable interest rate.

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

We have extensive industry relationships that we believe afford us significant competitive strength and support our market leadership. These relationships enable us to support undergraduate enrollment by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts with OEMs, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the OEMs. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our existing industry relationships, including those with American Honda Motor Co. Inc., American Suzuki Motor Corp., Mercury Marine, a division of Brunswick Corp. and Yamaha Motor Corp., USA, are not memorialized in writing and are based on verbal understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be were they in writing. Additionally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students. As a result, our market share and revenues could decrease.

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

We may limit tuition increases or increase spending in response to competition in order to retain or attract students or pursue new market opportunities. As a result, our market share, revenues and operating margin may decrease. We cannot be sure that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not adversely affect our business, financial condition, results of operations or cash flows.

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

We have a contract with a third party to transform our automotive and diesel programs curriculum into a blended learning experience that reflects current industry training methods and standards. The blended learning model combines several methodologies for communicating training information and incorporates on-site classes, real-time web-based learning sessions and independent learning and is the standard used by our industry partners to provide continuous technical education. The contract may be terminated by either party with a 30-day notice. If we are not able to effectively and efficiently integrate the transformed curriculum or experience delays in development, this could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business may be adversely affected by recession in the U.S. or abroad.

The U.S. economy and the economies of other key industrialized countries have been in a recession as characterized by reduced economic activity, increased unemployment and substantial uncertainty about their financial services markets. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events may reduce the demand for our programs among students, the willingness of employers to sponsor educational opportunities for their employees, and the ability of our students to find employment in the auto, diesel, motorcycle or marine industries, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows. In particular, the consolidation of automotive dealerships may result in a shift of employment opportunities for our graduates into automobile aftermarket service from automotive dealerships where, historically, the placement of our graduates has been concentrated. Due to this shift and the general decline in economic conditions, it has been more difficult to place graduates in desirable dealership technician jobs. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults.

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

The awareness of our programs among high school graduates and working adults seeking advanced training is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments and impair our ability to increase revenues or maintain profitability. The following are some of the factors that could prevent us from successfully marketing our programs:

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

In reviewing our results of operations, you should not focus on quarter-to-quarter comparisons. Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. Our revenues normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third fiscal quarter than in the remainder of our fiscal year because fewer students are enrolled during the summer months. Our expenses, however, do not generally vary at the same rate as changes in our student population and revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in results of operations to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased enrollments of adult students. In addition, our revenues for our first fiscal quarter are adversely affected by the fact that we do not recognize revenue during the calendar year-end holiday break which falls primarily in that quarter. These fluctuations may result in volatility or have an adverse effect on the market price of our common stock.

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

We may consider selective acquisitions in the future. We may not be able to complete any acquisitions on favorable terms or, even if we do, we may not be able to successfully integrate the acquired businesses into our business. Integration challenges include, among others, regulatory approvals, significant capital expenditures, assumption of known and unknown liabilities, our ability to control costs, and our ability to integrate new personnel. The successful integration of future acquisitions may also require substantial attention from our senior management and the senior management of the acquired schools, which could decrease the time that they devote to the day-to-day management of our business. If we do not successfully address risks and challenges associated with acquisitions, including integration, future acquisitions could harm, rather than enhance, our operating performance. In addition, if we consummate an acquisition, our capitalization and results of operations may change significantly. A future acquisition could result in the incurrence of debt and contingent liabilities, an increase in interest expense, amortization expenses, goodwill and other intangible assets, charges relating to integration costs or an increase in the number of shares outstanding. These results could have a negative effect on our results of operations, financial condition and cash flows or result in dilution to current stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Campuses and Other Properties

The following sets forth certain information relating to our campuses and other properties:

			Approximate
	Location	Brand	Square Footage	Leased or Owned

Campuses:	Arizona (Avondale)	UTI	264,400	Leased
	Arizona (Phoenix)	MMI	123,400	Leased
	California (Rancho Cucamonga)	UTI	187,300	Leased
	California (Sacramento)	UTI	239,100	Leased
	Florida (Orlando)	UTI/MMI	230,600	Leased
	Illinois (Glendale Heights)	UTI	168,800	Leased
	Massachusetts (Norwood)	UTI	245,000	Leased
	North Carolina (Mooresville)	UTI/NTI	146,000	Leased
	Pennsylvania (Exton)	UTI	191,700	Leased
	Texas (Dallas/Ft. Worth)	UTI	95,000	Owned
	Texas (Houston)	UTI	219,400	Leased
Home Office:	Arizona (Phoenix)	Headquarters	68,800	Leased

			Approximate
	Program	Location	Square Footage	Leased or Owned

Advanced Training Centers:	BMW STEP	Arizona (Avondale)	8,700	Leased
	BMW STEP	Florida (Orlando)	13,500	Leased
	International Tech Education Program	California (Sacramento)	6,000	Leased
	International Tech Education Program	Illinois (Glendale Heights)	11,000	Leased
	International Tech Education Program	Pennsylvania (Exton)	6,000	Leased
	Volvo SAFE	Arizona (Avondale)	8,300	Leased

In September 2010, we entered into leasing arrangements to relocate our headquarters during our second quarter of 2011, into a space with approximately 84,300 square feet.

All leased properties listed above are leased with remaining terms that range from less than one year to approximately 14 years. Many of the leases are renewable for additional terms at our option.

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

ITEM 4.	[REMOVED AND RESERVED]

EXECUTIVE OFFICERS OF UNIVERSAL TECHNICAL INSTITUTE, INC.

The executive officers of UTI are set forth in this table. All executive officers serve at the direction of the Board of Directors. Mr. White and Ms. McWaters also serve as directors of UTI.

Name	Age	Position

John C. White	62	Chairman of the Board
Kimberly J. McWaters	46	Chief Executive Officer, President and Director
Eugene S. Putnam, Jr.	50	Executive Vice President and Chief Financial Officer
Kenneth J. Cranston	47	Senior Vice President, Admissions
Richard P. Crain	53	Senior Vice President of Marketing and Strategy
Chad A. Freed	37	General Counsel, Senior Vice President of Business Development
Thomas E. Riggs	40	Senior Vice President, Campus Operations
Rhonda R. Turner	37	Senior Vice President, People Services

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

Kimberly J. McWaters has served as UTI’s Chief Executive Officer since October 1, 2003 and as a director on UTI’s Board since February 16, 2005. Ms. McWaters has served as UTI’s President since 2000 and served on UTI’s Board from 2002 to 2003. From 1984 to 2000, Ms. McWaters held several positions with UTI including Vice President of Marketing and Vice President of Sales and Marketing. Ms. McWaters also serves as a director of Penske Automotive Group, Inc. since 2004. Ms. McWaters received a BS in Business Administration from the University of Phoenix.

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

Mr. Putnam received a BS in Economics from the University of California, Los Angeles and an MBA from the University of North Carolina at Chapel Hill.

Kenneth J. Cranston has served as our Senior Vice President, Admissions since July 2010. From December 2009 to June 2010, he served as our Regional Vice President of Operations. Prior to joining UTI, Mr. Cranston was President and CEO of Terion, Inc., a leading provider of wireless tracking technology for the transportation industry, which declared bankruptcy in January 2001. Before joining Terion, Inc., he spent much of his career in sales and marketing for industry leaders such as NBC, Western Union and Telespectrum Worldwide, where he served as National Vice President of Sales and Marketing. Mr. Cranston received his BA in Economics from Iona College.

Richard P. Crain has served as our Senior Vice President of Marketing and Strategy since June 2010. From January 2007 to May 2010, Mr. Crain served as Senior Vice President of Marketing. Prior to joining UTI, Mr. Crain served as a marketing consultant for his own consulting firm. From 1988 to 2003, Mr. Crain served in senior marketing leadership positions at Verizon Communications and GTE Service Corporation. Mr. Crain received his BS in Business Administration with a concentration in Marketing from The University of Texas.

Chad A. Freed has served as our internal legal counsel since March 2004 and is also our Corporate Secretary. He was promoted to the position of Senior Vice President, General Counsel in February 2005. In March 2009, Mr. Freed assumed business development responsibilities as the General Counsel, Senior Vice President of Business Development. Prior to joining UTI, Mr. Freed was a Senior Associate in the Corporate Finance and Securities department at Bryan Cave LLP. Mr. Freed received his Juris Doctor from Tulane University, and holds a BS degree with a combined major in International Business and French from Pennsylvania State University.

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

Rhonda R. Turner has served as our Senior Vice President of People Services (Human Resources) since June 2010. From January 2006 to December 2007, Ms. Turner served as Director, People Services Partnerships, from January 2008 to July 2009 she served as Vice President of People Services Partnerships & Training and from August 2009 to May 2010 she served as Vice President of People Services. Prior to joining UTI, Ms. Turner served in human resources leadership positions at ConocoPhillips, Circle K and Main Street Restaurant Group, Inc., a TGI Friday’s franchisee. Ms. Turner received her BS in Human Resources Management from Arizona State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “UTI”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the NYSE, for the periods indicated.

	Price Range of
	Common Stock
	High	Low

Fiscal Year Ended September 30, 2010:
First Quarter	$21.12	$17.21
Second Quarter	$26.77	$17.53
Third Quarter	$26.05	$20.85
Fourth Quarter	$23.73	$14.55

	Price Range of
	Common Stock
	High	Low

Fiscal Year Ended September 30, 2009:
First Quarter	$19.96	$12.57
Second Quarter	$18.81	$8.80
Third Quarter	$15.60	$11.27
Fourth Quarter	$20.54	$13.59

The closing price of our common stock as reported by the NYSE on November 22, 2010, was $20.42 per share. As of November 22, 2010 there were 37 holders of record of our common stock.

On July 16, 2010 we paid a special cash dividend of $1.50 per share totaling $36.3 million to common stockholders of record as of July 6, 2010.

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions. Periodically, we may return shareholder earnings through cash dividends or stock repurchases, or a combination thereof.

Sales of Unregistered Securities; Repurchase of Securities

The following table summarizes the purchase of equity securities for the three months ended September 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate
	(a) Total		(c) Total Number of	Dollar Value of
	Number of	(b) Average	Shares Purchased as	Shares That May Yet
	Shares	Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased(1)	per Share	Announced Plans	the Plans Or Programs
				(In thousands)(2)

July	50	$20.37	—	$23,660
August	1,929	$16.30	—	$23,660
September	27,376	$17.72	—	$23,660

Total	29,355		—	$23,660

(1)	Represents shares of common stock delivered to us as payment of taxes on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

(2)	Our Board of Directors previously authorized the repurchase of up to $70.0 million of our common stock in the open market or through privately negotiated transactions.

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

This graph compares total cumulative stockholder return on our common stock during the period from September 30, 2005 through September 30, 2010 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on September 30, 2005, and any dividends were reinvested on the date on which they were paid.

Companies in the Self-Determined Peer Group
Apollo Group, Inc.	Career Education Corporation
Corinthian Colleges, Inc.	DeVry, Inc. Del
I T T Educational Services, Inc.	Strayer Education, Inc.
Lincoln Educational Services Corporation

Notes:

A.	The lines represent quarterly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the quarterly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on 09/30/2005.

Prepared by Zacks Investment Research Inc. Used with permission. All rights reserved.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of and for each of the five years ended September 30, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2010	2009	2008	2007	2006
	($’s in thousands, except per share amounts)

Statement of Operations Data:(1)
Revenues	$435,921	$366,635	$343,460	$353,370	$347,066
Operating expenses:
Educational services and facilities	212,577	193,490	186,640	186,245	173,229
Selling, general and administrative	176,794	154,504	146,123	143,375	133,097

Total operating expenses	389,371	347,994	332,763	329,620	306,326

Income from operations	46,550	18,641	10,697	23,750	40,740
Interest income, net(2)	250	198	3,146	2,620	2,970
Other income, net(3)	479	466	178	—	—

Income before taxes	47,279	19,305	14,021	26,370	43,710
Income tax expense	18,451	7,572	5,805	10,806	16,324

Net income	$28,828	$11,733	$8,216	$15,564	$27,386

Net income per share:
Basic	$1.20	$0.48	$0.32	$0.58	$0.99
Diluted	$1.18	$0.48	$0.32	$0.57	$0.97
Weighted average shares (in thousands):
Basic	24,041	24,246	25,574	26,775	27,799
Diluted	24,511	24,627	25,807	27,424	28,255
Special cash dividends declared per common share	$1.50	$—	$—	$—	$—
Other Data:(1)
Depreciation and amortization	$19,888	$17,568	$17,605	$18,751	$14,205
Number of campuses(1)	11	10	10	10	10
Average undergraduate enrollments	18,600	15,900	14,900	15,900	16,300
Balance Sheet Data:(1)
Cash and cash equivalents(4),(5),(6)	$48,974	$56,199	$80,878	$75,594	$41,431
Current assets(4),(5),(6)	$115,431	$114,165	$117,619	$103,134	$70,269
Working capital (deficit)(4),(5),(6)	$(6,883)	$12,619	$31,015	$7,252	$(26,009)
Total assets(4),(5),(6)	$242,499	$223,351	$209,375	$232,822	$212,161
Total shareholders’ equity(4),(6)	$108,392	$106,698	$108,187	$124,505	$102,902

(1)	In 2010 and 2006, we opened campuses in Dallas/Ft. Worth, Texas and Sacramento, California, respectively, which contributed to the fluctuation in our results of operations and financial position.

(2)	In 2010 and 2009, our interest income decreased as a result of investment in low risk, low yield municipal bonds and mutual funds, and our use of $16.9 million of cash to repurchase our common shares. In 2010, we paid a special cash dividend on common stock of $1.50 per share totaling $36.3 million.

(3)	In 2010 and 2009, our other income (expense) is primarily due to sublease rental income.

(4)	In 2010, we paid a special cash dividend on common stock of $1.50 per share totaling $36.3 million. In 2009, 2008 and 2006, we used cash and cash equivalents to repurchase approximately $16.9 million, $29.5 million and $30.0 million, respectively, of our common shares, which decreased cash and cash equivalents, current assets and working capital (deficit).

(5)	In 2009, we purchased a building in the Dallas/Ft. Worth, Texas area for $9.1 million. In July 2007, we sold our facilities and assigned our rights and obligations under our ground lease at our Sacramento, California campus for $40.8 million and received net proceeds of $40.1 million. In October 2007, we sold our facilities and land at our Norwood, Massachusetts campus for $33.0 million and received net proceeds of $32.6 million.

(6)	In 2010, we paid a special cash dividend on common stock of $1.50 per share totaling $36.3 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree, diploma or certificate programs at 11 campuses across the United States. We also offer manufacturer specific advanced training programs that are sponsored by the manufacturer or dealer, at dedicated training centers. We have provided technical education for 45 years.

Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented after reductions related to discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program. We generally recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our tuition revenues with additional revenues from sales of textbooks and program supplies, student housing and other revenues, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented less than 3% of our total revenues in each year for the three-year period ended September 30, 2010. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

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

Our tuition charges vary by type and length of our programs and the program level, such as undergraduate or advanced training. Tuition rates have increased by approximately 3% to 5% per annum in each year in the three-year period ended September 30, 2010. We continually evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. In 2010, approximately 73% of our revenues, on a cash basis, as defined by the U.S. Department of Education (ED), were derived from federal student financial aid programs.

We extend credit for tuition and fees, for a limited period of time, to the majority of our students. Our credit risk is mitigated through the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. In addition, we bear all credit and collection risk for the portion of our student tuition that is funded under our proprietary loan program.

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

2010 Overview

Operations

Our average undergraduate full-time student enrollment increased 17.0% to 18,600 students for the year ended September 30, 2010, resulting in revenue growth of 18.9%. Our revenues for the year ended September 30, 2010 were $435.9 million, an increase of $69.3 million from the prior year, and our net income for the year was $28.8 million, an increase of $17.1 million from the prior year. The increase in revenues was primarily due to an increase in average undergraduate full-time student enrollment, an increase in tuition rates and a decrease in tuition scholarships. Our revenues excluded $9.7 million of tuition revenue related to students participating in our proprietary loan program. Additionally, our revenues related to our industry training programs declined during the year. The increase in our average undergraduate full-time student enrollment drove an increase in student centric variable costs including compensation and related benefits, supplies and maintenance, tools and training aids. Additionally, our advertising expense increased to generate additional high quality student inquiries to support future student enrollments.

Student starts increased by 10.7% for the year ended September 30, 2010, as compared to an increase of 16.6% for the year ended September 30, 2009. The increase in starts is a result of the investments we made in our student recruitment representatives as well as the recruitment, training and development of additional financial aid and future student advisors during 2009. Additionally, although not quantifiable, we believe broader economic conditions have contributed to a portion of our recent enrollment growth. In 2011, we anticipate low single digit start growth.

Given the solid performance in 2010 and the uncertain regulatory environment, we expect growth in new students and average enrollments to moderate in the coming year while improving financial results and operating margins.

Regulatory Environment

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of Title IV Programs. With minor exceptions, these regulations will become effective July 1, 2011. ED previously announced that it was delaying until early 2011 publication of final regulations on certain further proposed gainful employment regulations, which are expected to become effective July 1, 2012 or thereafter. Currently, we have identified the rules concerning gainful employment, compensation, the definition of a credit hour and the broadened definition of misrepresentation as the rules most likely to materially impact our business. We are in the process of reviewing and assessing the likely impact of the October 29, 2010 final regulations on our operations. Compliance with these final rules could have a material impact on the manner in which we conduct our business and the results of operations. We cannot currently predict how significant any such impact will be. For a description of additional information regarding these regulatory changes, see “Business — Regulatory Environment — Regulation of Federal Student Financial Aid Programs — Final rulemaking by the U.S. Department of Education” included elsewhere in this Report on Form 10-K.

Dividend Payment

On July 16, 2010 we paid a special cash dividend of $1.50 per share totaling $36.3 million to common stockholders of record as of July 6, 2010. We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions. Periodically, we may return shareholder earnings through cash dividends or stock repurchases, or a combination thereof.

New Campus

We opened a new campus in Dallas/Ft. Worth, Texas in June 2010, providing our Automotive Technology II program at the time of opening. For the year ended September 30, 2010, this campus had revenues of $1.2 million and operating expenses of $8.3 million. We anticipate this new campus will become profitable within 9 to 15 months after opening. We have invested approximately $19.7 million in the building and land purchase, building improvements and equipment through September 30, 2010. We anticipate offering our Automotive/Diesel Technology II training program in 2011 at this campus.

Curriculum Transformation

We are transforming our Automotive Technology and Diesel Technology program curricula to a blend of daily instructor-led theory and hands-on lab training complemented by web-based training, which is reflective of current industry training methods and standards. In addition to improving the overall educational experience for our students, the new curricula offer more convenience and training flexibility for our students while meeting industry standards. We began offering the new curricula at the Dallas/Fort Worth, Texas campus at the time of opening. We intend to integrate the new curricula at our other campuses in the future. To date we have invested approximately $15.1 million for this transformation and anticipate investing within the range of $4.0 million to $6.0 million during 2011.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2010	2009	2008

Revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	48.8%	52.8%	54.4%
Selling, general and administrative	40.6%	42.1%	42.5%

Total operating expenses	89.4%	94.9%	96.9%

Income from operations	10.6%	5.1%	3.1%

Interest income	0.1%	0.1%	0.9%
Other income	0.1%	0.1%	0.1%

Total other income	0.2%	0.2%	1.0%

Income before income taxes	10.8%	5.3%	4.1%
Income tax expense	4.2%	2.1%	1.7%

Net income	6.6%	3.2%	2.4%

Our earnings before interest, tax, depreciation and amortization (EBITDA) for the years ending September 30, 2010, 2009 and 2008 were $67.8 million, $37.5 million and $28.9 million, respectively. EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose to investors this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, such measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure are significant components in understanding and assessing financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net income as follows:

	Year Ended September 30,
	2010	2009	2008
	(In thousands)

Net income	$28,828	$11,733	$8,216
Interest income, net	(250)	(198)	(3,146)
Income tax expense	18,451	7,572	5,805
Depreciation and amortization	20,803	18,417	18,052

EBITDA	$67,832	$37,524	$28,927

Return on equity for the trailing four quarters ended September 30, 2010 was 25.6% compared to 11.3% for the trailing four quarters ended September 30, 2009. Return on equity is calculated as the sum of our net income for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters.

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

	Year Ended September 30,
	2010	2009	2008

Average undergraduate full-time student enrollment	18,600	15,900	14,900
Total seats available	27,200	24,800	25,000
Average capacity utilization	68.4%	64.1%	59.6%

During the years ended September 30, 2010, 2009 and 2008, we started 19,500 students, 17,600 students, and 15,100 students, respectively.

The increase in our total seats available was primarily due to classrooms transferred to our Automotive Technology programs as a result of reductions in and discontinuation of training for certain manufacturer specific training programs and the opening of our Dallas/Fort Worth, Texas campus. During 2011, we plan to continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating additional space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

Revenues.  Our revenues for the year ended September 30, 2010 were $435.9 million, representing an increase of $69.3 million, or 18.9%, as compared to revenues of $366.6 million for the year ended September 30, 2009. The increase was due to a 17.0% increase in the average undergraduate full-time student enrollment, tuition increases of between 3% and 5%, depending on the program, and a decrease of approximately $1.1 million in tuition scholarships. Our revenues for the year ended September 30, 2010 excluded $9.7 million of tuition revenue related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. In addition, industry training revenue decreased by $6.5 million due to reductions in and discontinuation of training for certain manufacturer specific training programs.

Educational services and facilities expenses.  Our educational services and facilities expenses for the year ended September 30, 2010 were $212.6 million, representing an increase of $19.1 million, or 9.9%, as compared to $193.5 million for the year ended September 30, 2009.

The following table sets forth the significant components of our educational services and facilities expenses:

			% of Revenues
	Year Ended September 30,		Year Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Compensation and related costs	$111,515	$102,061	25.6%	27.8%
Occupancy costs	36,410	36,175	8.4%	9.9%
Other educational services and facilities expenses	23,993	21,306	5.5%	5.8%
Depreciation expense	15,632	14,838	3.6%	4.1%
Tools and training aids expense	13,108	9,183	3.0%	2.5%
Supplies and maintenance	11,919	9,927	2.7%	2.7%

	$212,577	$193,490	48.8%	52.8%

The increase in average undergraduate full-time student enrollment drove the increase in student centric variable costs including compensation and related costs, supplies and maintenance and tools and training aids.

The significant components of educational services and facilities expenses at our Dallas/Ft. Worth, Texas campus included $1.1 million related to tools and training aids and $0.9 million in compensation costs for instructors and other staff during the year ended September 30, 2010.

We anticipate our compensation and related costs will increase during 2011 due to planned increased staffing necessary to support teaching the Diesel and Industrial program at our Rancho Cucamonga, California campus and in support of anticipated growth in average undergraduate full-time student enrollments at our Dallas/Ft. Worth, Texas campus.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended September 30, 2010 were $176.8 million, an increase of $22.3 million, or 14.4%, as compared to $154.5 million for the year ended September 30, 2009.

The following table sets forth the significant components of our selling, general and administrative expenses:

			% of Revenues
	Year Ended September 30,		Year Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Compensation and related costs	$100,804	$90,228	23.1%	24.6%
Advertising costs	32,552	23,708	7.5%	6.5%
Other selling, general and administrative expenses	31,164	27,265	7.2%	7.4%
Bad debt expense	6,520	6,732	1.5%	1.8%
Contract services expense	5,754	6,571	1.3%	1.8%

	$176,794	$154,504	40.6%	42.1%

Total compensation and related costs increased by approximately $10.6 million for the year ended September 30, 2010 as a result of an increase in the number of staff to support the growth associated with the increase in average undergraduate full-time student enrollments and an increase in the number of sales force representatives who were hired to drive an increase in the number of enrollments. Additionally, bonus expense increased $2.2 million for the year ended September 30, 2010, due to improved operating results. We anticipate our compensation and related costs will increase during 2011 due to planned increased staffing to support the transformation of our Automotive Technology and Diesel Technology program curricula.

Advertising expense increased $8.8 million for the year ended September 30, 2010 primarily due to an increase in our advertising spend to generate high quality inquiries to support future student enrollments. We anticipate our advertising expense will continue to increase in 2011 due to higher overall advertising costs.

We anticipate our depreciation expense will increase during 2011 due to the investment in the transformation of our Automotive Technology and Diesel Technology program curricula and leasehold improvements and equipment necessary to begin offering our Diesel and Industrial program at our Rancho Cucamonga, California campus.

Income taxes.  Our provision for income taxes for the year ended September 30, 2010 was $18.5 million, or 39.0% of pre-tax income compared with $7.6 million or 39.2% of pre-tax income for the year ended September 30, 2009. The effective income tax rate in each year differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Net income.  As a result of the foregoing, we reported net income for the year ended September 30, 2010 of $28.8 million, as compared to net income of $11.7 million for the year ended September 30, 2009.

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Revenues.  Our revenues for the year ended September 30, 2009 were $366.6 million, representing an increase of $23.2 million, or 6.7%, as compared to revenues of $343.5 million for the year ended September 30, 2008. The increase was due to a 6.1% increase in the average undergraduate full-time student enrollment, tuition increases of between 3% and 5%, depending on the program, and a decrease of approximately $1.5 million in tuition scholarships. Our revenues for the year ended September 30, 2009 excluded $8.0 million of tuition revenue related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. In addition, industry training revenue decreased by $2.0 million due to adjustments to the training calendars for certain manufacturer specific training programs. The manufacturers we work with periodically review their technician hiring and training needs which results in adjustments to the training schedules and staffing requirements. Certain manufacturers performed such an assessment this year which resulted in a reduction in the number of courses offered. We also experienced one less earning day in 2009, which resulted in a decrease to revenue of $1.4 million.

Educational services and facilities expenses.  Our educational services and facilities expenses for the year ended September 30, 2009 were $193.5 million, representing an increase of $6.9 million, or 3.7%, as compared to $186.6 million for the year ended September 30, 2008.

The following table sets forth the significant components of our educational services and facilities expenses:

			% of Revenues
	Year Ended September 30,		Year Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Compensation and related costs	$102,061	$96,506	27.8%	28.1%
Occupancy costs	36,175	36,068	9.9%	10.5%
Other educational services and facilities expenses	25,010	24,607	6.8%	7.1%
Depreciation expense	14,838	14,936	4.1%	4.4%
Tools and training aids expense	9,183	9,112	2.5%	2.7%
Contract services expense	6,223	5,411	1.7%	1.6%

	$193,490	$186,640	52.8%	54.4%

Total compensation and related costs increased by approximately $5.6 million for the year ended September 30, 2009 primarily due to increases in salaries, bonuses and benefits. Salaries increased $4.4 million for the year ended September 30, 2009 primarily due to the growth in applications and our related investment in the recruitment, training, and development of additional financial aid and future student advisors to ensure we provide a high level of service to our future students. The increase in salaries also included $0.6 million in severance for instructors and support staff impacted by the reduction in courses offered for certain manufacturer training programs during the year and the cancellation of the Audi of America, Inc. and Volkswagen of America, Inc. training agreements in September 2009. Bonus expense increased by $0.7 million for the year ended September 30, 2009 due to improved operating results for the year. Benefits expense increased $0.7 million for the year ended September 30, 2009 primarily due to increased expenses under our self-insured employee benefit plans, although benefits as a percentage of total compensation decreased for the current year.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the year ended September 30, 2009 were $154.5 million, an increase of $8.4 million, or 5.7%, as compared to $146.1 million for the year ended September 30, 2008.

The following table sets forth the significant components of our selling, general and administrative expenses:

			% of Revenues
	Year Ended September 30,		Year Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Compensation and related costs	$90,228	$78,751	24.6%	22.9%
Other selling, general and administrative expenses	27,265	28,413	7.4%	8.2%
Advertising costs	23,708	26,400	6.5%	7.7%
Contract services expense	6,732	8,180	1.8%	2.4%
Bad debt expense	6,571	4,379	1.8%	1.3%

	$154,504	$146,123	42.1%	42.5%

Compensation and related costs increased due to increases in salaries, bonuses and benefits expense, partially offset by costs capitalized in connection with the transformation of our automotive and diesel curriculum and a decrease in stock compensation expense. Salaries expense increased $8.3 million for the year ended September 30, 2009 primarily due to an increase in the number of information technology employees hired to fill open positions and an increase in the number of sales force representatives who were hired in response to the increase in the number and quality of inquiries we have been experiencing. The increase in salaries was also due to $1.6 million in severance related to the departure of executives during the year ended September 30, 2009 compared to $1.0 million in severance related to the departure of executives during the year ended September 30, 2008. Bonuses increased $2.3 million for the year ended September 30, 2009, due to improved operating results. Benefits expense increased $1.8 million for the year ended September 30, 2009 primarily due to increased expenses under our self-insured employee benefit plans. The increases were partially offset by an increase of $0.8 million in salaries and related costs we capitalized related to employees involved in the transformation of our automotive and diesel curriculum. The increases were also offset by a decrease of $0.6 million in stock-based compensation expense due to the departure of executives who forfeited stock-based awards.

Advertising expense decreased $2.7 million for the year ended September 30, 2009 primarily due to successful inquiry generation campaigns that require fewer sponsorships of national television programs and less local market promotion of specific campuses than in prior periods.

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

We believe that the strategic use of our cash resources includes funding our new campus as well as subsidizing funding alternatives for our students. In addition, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions and other potential uses of cash. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $77.5 million and $81.3 million at September 30, 2010 and 2009, respectively.

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

Operating Activities

Our net cash provided by operating activities was $67.5 million, $49.5 million and $21.1 million for the years ended September 30, 2010, 2009 and 2008, respectively. The increase from 2009 to 2010 is primarily attributable to higher net income resulting from increased revenues due to an increase in our average undergraduate full-time student enrollment. The increase from 2008 to 2009 is primarily attributable to changes in our operating assets and liabilities.

During the year ended September 30, 2010, the changes in our operating assets and liabilities resulted in cash inflows of $10.0 million. The inflows were a result of a $15.1 million increase in deferred revenue primarily due to the timing of student starts, the number of students in school and where they were at year end in relation to the completion of their program coupled with an increase in average undergraduate full-time student enrollment at September 30, 2010 compared to September 30, 2009. The inflows are also due to a $6.0 million increase in accounts payable and accrued expenses primarily attributable to an increase in accrued bonuses as a result of improved operating results. There was a use of cash as a result of an increase in receivables by $9.9 million due to an increase in our average undergraduate full-time student enrollment.

During the year ended September 30, 2009, the changes in our operating assets and liabilities resulted in cash inflows of $10.0 million. The inflows were primarily attributable to a $7.0 million increase in accounts payable and accrued expenses primarily due to an increase in accrued bonuses as a result of improved operating results. The inflows are also due to a $3.5 million increase in deferred revenue which was primarily attributable to the timing of student starts, the number of students in school and where they were at year end in relation to the completion of their program coupled with an increase in average undergraduate full-time student enrollment at September 30, 2009 compared to September 30, 2008.

During the year ended September 30, 2008, the changes in our operating assets and liabilities resulted in cash outflows of $15.1 million. The outflows were primarily attributable to a $11.3 million increase in receivables. In-school student receivables increased due to the challenges we experienced in our student financial aid process due to the changing student funding environment and the resulting delay in receiving student financial aid funding used to settle students in-school receivable. The outflows are also due to a $4.7 million decrease in deferred revenue which was primarily attributable to the timing of student starts, the number of students in school and where they were at year end in relation to the completion of their program and an increase in need-based tuition scholarships.

Investing Activities

During the year ended September 30, 2010, cash used in investing activities was $42.1 million and was primarily related to our investment in new and replacement training equipment for our ongoing operations. The following is a summary of our significant investments in capital expenditure activities.

•	We invested approximately $10.5 million in building improvements and equipment for the Dallas/Ft. Worth, Texas campus.

•	We invested approximately $10.3 million in the transformation of our Automotive Technology and Diesel Technology program curricula.

During the year ended September 30, 2011, we anticipate our investment in capital expenditures will be relatively consistent with the year ended September 30, 2010. We anticipate investing in the range of $4.0 million to $6.0 million in the transformation of our Automotive Technology and Diesel Technology program curricula and $3.5 million to $4.0 million in leasehold improvements and equipment necessary to begin offering our Diesel and Industrial program at our Rancho Cucamonga, California campus.

During the year ended September 30, 2009, cash used in investing activities was approximately $57.4 million and was primarily related to the purchase of property and equipment, capital improvements and the purchase of investments. The following is a summary of our significant investments in capital expenditure activities.

•	We invested approximately $9.3 million to purchase facilities for the Dallas/Ft. Worth, Texas campus in addition to leasehold improvements at a temporary facility for this campus.

•	We invested approximately $4.8 million in the transformation of our Automotive Technology and Diesel Technology program curricula.

During the year ended September 30, 2008, cash provided by investing activities was $13.0 million and was primarily related to proceeds received from the sale of the Norwood, Massachusetts campus facility. Capital expenditures associated with existing campus expansions and ongoing replacement of equipment related to student training resulted in cash used of $17.7 million.

Financing Activities

During the year ended September 30, 2010, cash used in financing activities was $32.6 million and was primarily attributable to the payment of a special cash dividend in July 2010 of $1.50 per share totaling $36.3 million to common stockholders of record as of July 6, 2010.

During the year ended September 30, 2009, cash used in financing activities was $16.8 million and was attributable to the repurchase of our stock.

During the year ended September 30, 2008, cash used in financing activities was $28.8 million and was attributable to the repurchase of our stock.

Dividends

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions. Periodically, we may return shareholder earnings through cash dividends or stock repurchases, or a combination thereof.

Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $70.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. Through September 30, 2010, we purchased 3.4 million shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program. We did not make any purchases during the year ended September 30, 2010.

Contractual Obligations

The following table sets forth, as of September 30, 2010, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
			(In thousands)

Operating leases(1)	$258,844	$25,962	$50,983	$51,428	$130,471
Purchase obligations(2)	42,099	18,943	13,001	4,839	5,316
Other long-term obligations	1,789	473	448	69	799

Total contractual cash obligations	302,732	45,378	64,432	56,336	136,586

Issued and outstanding surety bonds(3)	13,789	13,789	—	—	—

Total contractual commitments	$316,521	$59,167	$64,432	$56,336	$136,586

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)	Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Additionally, purchase orders outstanding as of September 30, 2010, employment contracts and minimum payments under licensing and royalty agreements are included.

(3)	Represents surety bonds posted on behalf of our schools and education representatives with multiple state education agencies.

Related Party Transactions

Information concerning related party transactions is included in Note 13 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this report.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2011 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

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

	Revenues
	Year Ended September 30,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	($’s in thousands)

Three Month Period Ending:
December 31	$103,522	23.7%	$90,121	24.6%	$90,035	26.2%
March 31	105,631	24.2%	89,125	24.3%	88,157	25.7%
June 30	107,525	24.7%	87,852	24.0%	80,639	23.5%
September 30	119,243	27.4%	99,537	27.1%	84,629	24.6%

	$435,921	100.0%	$366,635	100.0%	$343,460	100.0%

	Income (Loss) from Operations
	Year Ended September 30,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	($’s in thousands)

Three Month Period Ending:
December 31	$15,056	32.3%	$3,589	19.3%	$9,304	87.0%
March 31	9,884	21.2%	(203)	(1.1)%	2,275	21.3%
June 30	9,857	21.3%	2,966	15.9%	(1,429)	(13.4)%
September 30	11,753	25.2%	12,289	65.9%	547	5.1%

	$46,550	100.0%	$18,641	100.0%	$10,697	100.0%

The increased revenues and income from operations for the three month periods ended September 30, 2009, as compared to the remainder of the year, was primarily due to an increase in our student population resulting from the growth in applications we have experienced since January 2008, the investments we made in recruiting, training, and developing additional financial aid and future student advisors and the seasonal variations in our business.

The loss from operations during the three month period ending March 31, 2009 was primarily due to additional sales force representatives hired in response to our increase in quality inquiries, contract services expenses incurred for process improvement projects in financial aid and admissions and lower interest income due to a change in investments to lower risk, lower yielding mutual funds.

The loss from operations during the three month period ending June 30, 2008 was primarily due to the increased investment in the new national advertising campaign, set-up fees associated with the proprietary loan program and a decline in average undergraduate full-time student enrollment.

Our results of operations for the year ended September 30, 2010 include a pre-tax charge of $1.3 million ($0.8 million after tax) recorded during the fourth quarter to increase compensation expense by $1.0 million ($0.6 million after tax) and depreciation expense by $0.3 million ($0.2 million after tax). The $1.3 million pre-tax charge related to amounts which should have been recognized of $0.4 million, $0.1 million, $0.2 million and $0.1 million during the first, second, third and fourth quarters of the year ended September 30, 2009, respectively, and of $0.3 million, $0.1 million and $0.1 million during the first, second and third quarters of the year ended September 30, 2010, respectively. We determined that the impact of these out-of-period adjustments was immaterial to our results of operations for the applicable interim and annual periods during the years ended September 30, 2009 and 2010. As a result, we have not restated any prior period amounts.

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, our proprietary loan program, allowance for uncollectible accounts, investments, goodwill recoverability, bonus plans, self-insurance claim liabilities, income taxes, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

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

Revenue recognition.  Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor. Tuition and fee revenue is recognized ratably over the term of the course or program offered. If a student withdraws from a program prior to a specified date, all or a portion of deferred tuition revenue is refunded. Approximately 97% of our revenues for each of the years ended September 30, 2010, 2009 and 2008 consisted of tuition. Our undergraduate programs are typically designed to be completed in 45 to 96 weeks and our advanced training programs range from 14 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next twelve months.

Proprietary Loan Program.  In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources we established a private loan program with a national chartered bank in 2008. Under terms of the related agreement, the bank originates loans for our students who meet our specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank on a monthly basis and assume all of the related credit risk. The loans bear interest at market rates; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.

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

Allowance for uncollectible accounts.  We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans to help students pay that portion of their education expenses not covered by financial aid programs or alternate fund sources, which are unsecured and not guaranteed. Management analyzes accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. Although we believe that our allowance is adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which would result in increased selling, general and administrative expenses in the period such determination is made.

Investments.  We invest in pre-refunded municipal bonds, which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. Additionally, we invest in certificates of deposit issued by financial institutions and corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intention to hold our investments until maturity and therefore classify these investments as held-to-maturity, and report them at amortized cost. Investments with an original maturity date of 90 days or less at the time of purchase are classified as cash equivalents and investments with a maturity date greater than one year at the end of the period are classified as non-current.

We review our held-to-maturity investments for impairment quarterly to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments during the years ended September 30, 2010 and 2009.

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

Stock-based Compensation.  We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for option grants and restricted stock awards with only service conditions on a straight-line basis over the requisite service period. For stock awards with market conditions, we recognize compensation expense over the requisite period.

Option exercise prices are based upon the per share closing price of our common stock on the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions. The risk-free interest rate is based on a zero-coupon U.S. Treasury bill with a maturity date approximately equal to the expected life of the option at the grant date. We apply the simplified method for calculating the expected term of the grant which is the weighted mid-point between the vesting date of the grant and the expiration date of the stock option agreement. Our dividend rate has historically been assumed to be zero because we have not historically paid dividends, other than the special cash dividend of $1.50 paid July 16, 2010. We derive our expected volatility using a method that includes an analysis of companies within our industry sector, including UTI, to calculate the annualized historical volatility.

Compensation expense associated with restricted stock awards is measured based on the closing price of our common stock on the date of grant. The requisite service period for restricted stock awards is generally the vesting period. Compensation expense is recognized only for those awards that are expected to vest, which we estimate based upon historical forfeitures.

In September 2010 and 2009, our Board of Directors approved grants of stock units with vesting of the grant subject to a market condition (market shares). The market condition is based on total shareholder return which is the comparison of the change in our stock price and dividends to the change in stock price and dividends of the companies included in a nationally recognized stock index for the measurement periods included in the grant. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 200% of the market shares originally granted depending on where our total shareholder return ranks among the companies included in the related index for that measurement period.

The fair value of the market shares at grant date for each measurement period was estimated using a Monte Carlo simulation which required assumptions for expected volatilities, correlation coefficients, risk-free rates of return, and dividend yields. Expected volatilities were derived using a method that calculates historical volatility over a period equal to the length of the measurement period for UTI and the companies included in the related index. Correlation coefficients were based on the same data used to calculate historical volatilities and were used to model how our stock price moves in relation to the companies included in the related index. We used a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assumed that any dividends paid were reinvested.

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

Our principal exposure to market risk relates to changes in interest rates. As of September 30, 2010, we held $49.0 million in cash and cash equivalents and $32.1 million in investments. During the year ended September 30, 2010, we earned interest income of $0.3 million. In September 2008, we changed the investments of our cash and cash equivalents from a mutual fund invested in a portfolio composed of commercial paper, floating variable rate bonds, repurchase agreements, certificates of deposit, time deposits, municipal bonds, short-term corporate bonds and federal agencies to a mutual fund that invests in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes and U.S. treasury bills. Additionally, in May 2009, we began investing in pre-refunded municipal bonds, collateralized by escrowed-to-maturity U.S. treasury notes. We do not believe that reasonably possible changes in interest rates will have a material effect on our financial position, results of operations or cash flows.

As of September 30, 2010, we did not have significant short-term or long-term borrowings.

Effect of Inflation

To date, inflation has not had a significant effect on our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-30 of this report:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a — 15(d) or 15d — 15(d) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting are included on pages F-2 and F-3, respectively, of this annual report on Form 10-K.

Management’s Certifications

The Company has filed as exhibits to its annual report on Form 10-K for the year ended September 30, 2010, filed with the Securities and Exchange Commission, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.

The Company has submitted to the New York Stock Exchange the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in our proxy statement for the 2011 Annual Meeting of Stockholders under the headings “Election of Directors”; “Corporate Governance and Related Matters”; “Code of Conduct; Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in our proxy statement for the 2011 Annual Meeting of Stockholders under the heading “Executive Compensation”, “Compensation Committee Interlocks” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in our proxy statement for the 2011 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in our proxy statement for the 2011 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in our proxy statement for the 2011 Annual Meeting of Stockholders under the heading “Fees Paid to PricewaterhouseCoopers LLP” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

(3) Exhibits:

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
3.2		Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.1 to a Form 8-K filed by the Registrant on December 15, 2008.)
4.1		Specimen Certificate evidencing shares of common stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
4.2		Registration Rights Agreement, dated December 16, 2003, between Registrant and certain stockholders signatory thereto. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.1*	Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.2*	Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10	.3*	Universal Technical Institute, Inc. 2003 Incentive Compensation Plan (as amended February 28, 2007). (Formerly known as the 2003 Stock Incentive Plan). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007.)
10	.4.1*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.4.2*	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on June 21, 2006.)
10	.4.3*	Form of Performance Unit Award Agreement. (Incorporated by reference to Exhibit 10.5.3 to the Registrant’s Annual Report on Form 10-K filed December 1, 2009.)
10	.4.4*	Form of Performance Shares Award Agreement. (Incorporated by reference to Exhibit 10.5.4 to the Registrant’s Annual Report on Form 10-K filed December 1, 2009.)
10	.5.1*	Amended and Restated 2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed December 14, 2005.)
10	.5.2*	Second Amended and Restated 2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2010.
10	.6.1*	Employment Agreement, dated July 8, 2008, between Registrant and John C. White. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on July 9, 2008.)
10	.6.2*	First Amendment to Employment Agreement, effective as of January 1, 2009, between Registrant and John C. White. (Filed herewith.)
10	.7.1*	Employment Agreement, dated July 8, 2008, between Registrant and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on July 9, 2008.)
10	.7.2*	First Amendment to Employment Agreement, effective as of January 1, 2009, between Registrant and Kimberly J. McWaters. (Filed herewith.)

Exhibit
Number		Description

10.8		Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.9		Lease Agreement, dated July 2, 2001, as amended, between John C. and Cynthia L. White, as trustees of the John C. and Cynthia L. White 1989 Family Trust, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.10		Lease Agreement, dated July 2, 2001, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.11		Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 5, 2004, or an amendment thereto (No. 333-114185).)
10	.12.1*	Employment Agreement dated July 24, 2008, between Registrant and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on July 29, 2008.)
10	.12.2*	First Amendment to Employment Agreement, effective as of January 1, 2009, between Registrant and Eugene S. Putnam, Jr. (Filed herewith.)
10	.13*	Separation Agreement, Waiver and Release dated December 17, 2008, between Registrant and Larry H. Wolff. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on December 18, 2008.)
10	.14*	Employment Agreement, dated March 6, 2009, between Registrant and Roger L. Speer. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on March 6, 2009.)
10	.15*	Separation Agreement, Waiver and Release dated July 30, 2009, between Registrant and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on August 4, 2009.)
10	.16*	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on April 6, 2010.
21.1		Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K dated December 14, 2005.)
23.1		Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
24.1		Power of Attorney. (Included on signature page.)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*	Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

By:	/s/ John C. White
JOHN C. WHITE
Chairman of the Board

Date: December 1, 2010

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

Signature	Title	Date

/s/ John C. White John C. White	Chairman of the Board	December 1, 2010

/s/ Kimberly J. McWaters Kimberly J. McWaters	President and Chief Executive Officer (Principal Executive Officer) and Director	December 1, 2010

/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 1, 2010

/s/ Alan E. Cabito Alan E. Cabito	Director	December 1, 2010

/s/ A. Richard Caputo, Jr. A. Richard Caputo, Jr.	Director	December 1, 2010

/s/ Conrad A. Conrad Conrad A. Conrad	Director	December 1, 2010

Signature	Title	Date

/s/ Roger S. Penske Roger S. Penske	Director	December 1, 2010

/s/ Linda J. Srere Linda J. Srere	Director	December 1, 2010

/s/ Dr. Roderick Paige Dr. Roderick Paige	Director	December 1, 2010

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2010. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Universal Technical Institute, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Universal Technical Institute, Inc. and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of the internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Phoenix, Arizona
December 1, 2010

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
	($’s in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$48,974	$56,199
Investments, current portion	28,528	25,142
Receivables, net	19,253	14,892
Deferred tax assets	8,840	7,452
Prepaid expenses and other current assets	9,836	10,480

Total current assets	115,431	114,165
Investments, less current portion	3,596	3,806
Property and equipment, net	99,040	81,168
Goodwill	20,579	20,579
Other assets	3,853	3,633

Total assets	$242,499	$223,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$53,906	$47,276
Deferred revenue	63,276	48,175
Accrued tool sets	5,066	4,276
Income tax payable	—	1,794
Other current liabilities	66	25

Total current liabilities	122,314	101,546
Deferred tax liabilities	933	3,086
Deferred rent liability	5,621	5,593
Other liabilities	5,239	6,428

Total liabilities	134,107	116,653

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,148,585 shares issued and 24,278,359 shares outstanding at September 30, 2010 and 28,641,006 shares issued and 23,770,780 shares outstanding at September 30, 2009	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	150,012	140,813
Treasury stock, at cost, 4,870,226 shares at September 30, 2010 and 2009	(76,506)	(76,506)
Retained earnings	34,883	42,388

Total shareholders’ equity	108,392	106,698

Total liabilities and shareholders’ equity	$242,499	$223,351

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues	$435,921	$366,635	$343,460
Operating expenses:
Educational services and facilities	212,577	193,490	186,640
Selling, general and administrative	176,794	154,504	146,123

Total operating expenses	389,371	347,994	332,763

Income from operations	46,550	18,641	10,697

Other income (expense):
Interest income	259	246	3,185
Interest expense	(9)	(48)	(39)
Other income	479	466	178

Total other income	729	664	3,324

Income before income taxes	47,279	19,305	14,021
Income tax expense	18,451	7,572	5,805

Net income	$28,828	$11,733	$8,216

Earnings per share:
Net income per share — basic	$1.20	$0.48	$0.32

Net income per share — diluted	$1.18	$0.48	$0.32

Weighted average number of common shares outstanding:
Basic	24,041	24,246	25,574

Diluted	24,511	24,627	25,807

Special cash dividends declared per common share	$1.50	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
				(In thousands)

Balance at October 1, 2007	28,260	$3	$132,131	1,431	$(30,029)	$22,439	$124,544
Net income	—	—	—	—	—	8,216	8,216
Issuance of common stock under employee plans	147	—	497	—	—	—	497
Tax charge from employee stock plans	—	—	(853)	—	—	—	(853)
Stock-based compensation	—	—	5,325	—	—	—	5,325
Treasury stock purchases	—	—	—	1,886	(29,542)	—	(29,542)

Balance at October 1, 2008	28,407	$3	$137,100	3,317	$(59,571)	$30,655	$108,187
Net income	—	—	—	—	—	11,733	11,733
Issuance of common stock under employee plans	312	—	878	—	—	—	878
Shares withheld for payroll taxes	(78)	—	(1,101)	—	—	—	(1,101)
Tax charge from employee stock plans	—	—	(842)	—	—	—	(842)
Stock-based compensation	—	—	4,778	—	—	—	4,778
Treasury stock purchases	—	—	—	1,553	(16,935)	—	(16,935)

Balance at October 1, 2009	28,641	$3	$140,813	4,870	$(76,506)	$42,388	$106,698
Net income	—	—	—	—	—	28,828	28,828
Issuance of common stock under employee plans	603	—	4,083	—	—	—	4,083
Shares withheld for payroll taxes	(95)	—	(2,124)	—	—	—	(2,124)
Tax benefit from employee stock plans	—	—	1,274	—	—	—	1,274
Stock-based compensation	—	—	5,966	—	—	—	5,966
Cash dividends declared	—	—	—	—	—	(36,333)	(36,333)

Balance at September 30, 2010	29,149	$3	$150,012	4,870	$(76,506)	$34,883	$108,392

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$28,828	$11,733	$8,216
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	19,888	17,568	17,605
Amortization of held-to-maturity investments	1,367	307	—
Bad debt expense	6,520	6,732	4,379
Stock-based compensation	5,894	4,702	5,325
Excess tax benefit from stock-based compensation	(1,788)	(378)	(251)
Deferred income taxes	(3,541)	(2,165)	(249)
Loss on disposal of property and equipment	341	1,004	1,216
Changes in assets and liabilities:
Receivables	(9,886)	(1,936)	(11,307)
Prepaid expenses and other current assets	(462)	(2,036)	(1,327)
Other assets	(261)	1,176	1,304
Accounts payable and accrued expenses	6,037	6,989	109
Deferred revenue	15,101	3,480	(4,694)
Income tax payable (receivable)	(1,130)	1,942	1,211
Accrued tool sets and other current liabilities	831	387	(511)
Other liabilities	(258)	(47)	68

Net cash provided by operating activities	67,481	49,458	21,094

Cash flows from investing activities:
Purchase of property and equipment	(37,196)	(28,524)	(17,705)
Proceeds from disposal of property and equipment	5	36	32,689
Purchase of investments	(41,570)	(31,936)	—
Proceeds received upon maturity of investments	36,641	3,067	—
Increase in restricted cash	—	—	(2,000)

Net cash (used in) provided by investing activities	(42,120)	(57,357)	12,984

Cash flows from financing activities:
Payment of cash dividends	(36,333)	—	—
Proceeds from issuance of common stock under employee plans	4,083	878	497
Payment of payroll taxes on stock-based compensation through shares withheld	(2,124)	(1,101)	—
Excess tax benefit from stock-based compensation	1,788	378	251
Purchases of treasury stock, including fees of $62 in 2009 and $75 in 2008	—	(16,935)	(29,542)

Net cash used in financing activities	(32,586)	(16,780)	(28,794)

Net (decrease) increase in cash and cash equivalents	(7,225)	(24,679)	5,284
Cash and cash equivalents, beginning of year	56,199	80,878	75,594

Cash and cash equivalents, end of year	$48,974	$56,199	$80,878

Supplemental Disclosure of Cash Flow Information:
Taxes paid	$23,116	$7,823	$5,151

Interest paid	$9	$48	$48

Training equipment obtained in exchange for services	$1,717	$1,571	$1,859

Accrued capital expenditures	$593	$2,292	$4,184

Capitalized stock-based compensation	$72	$76	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands except per share amounts)

1.	Business Description

Universal Technical Institute, Inc. (“UTI” or, collectively, “we” and “our”) provides postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at 11 campuses and manufacturer training programs that are sponsored by the manufacturer or dealer at dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals.

2.	Government Regulation and Financial Aid

Our schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended (HEA), commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (ED). During the years ended September 30, 2010, 2009 and 2008, approximately 73%, 73% and 72% respectively, of our revenues, on a cash basis, were indirectly derived from funds distributed under Title IV Programs.

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

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of Title IV Programs. With minor exceptions, these regulations will become effective July 1, 2011. ED previously announced that it was delaying until early 2011 publication of final regulations on certain further proposed gainful employment regulations, which are expected to become effective July 1, 2012 or thereafter. Currently, we have identified the rules concerning gainful employment, compensation, the definition of a credit hour and the broadened definition of misrepresentation as the rules most likely to materially impact our business. We are in the process of reviewing and assessing the likely impact of the October 29, 2010 final regulations on our operations. Compliance with these final rules could have a material impact on the manner in which we conduct our business and the results of operations. We cannot currently predict how significant any such impact will be.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of UTI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, our proprietary loan program, allowance for uncollectible accounts, investments, goodwill recoverability, bonus plans, self-insurance claim liabilities, income taxes, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

Revenue Recognition

Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor. Tuition and fee revenue is recognized ratably over the term of the course or program offered. If a student withdraws from a program prior to a specified date, all or a portion of deferred tuition revenue is refunded. Approximately 97% of our revenues for each of the years ended September 30, 2010, 2009 and 2008 consisted of tuition. Our undergraduate programs are typically designed to be completed in 45 to 96 weeks and our advanced training programs range from 14 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next twelve months.

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

The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreement, we have a $2.0 million deposit with the bank in order to secure our related loan purchase obligation. This balance is classified as other assets in our consolidated balance sheets at September 30, 2010 and 2009.

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.8 million, $0.7 million and $0.4 million during the years ended September 30, 2010, 2009 and 2008 respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are presented net and therefore are effectively not recognized in our consolidated balance sheet. Our presentation will be reevaluated when sufficient collection history has been obtained.

The following table summarizes the impact of the proprietary loan program on our tuition revenue and interest income during the period as well as on a cumulative basis at the end of each period in our consolidated statements of income. Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period and amounts written-off represent amounts which have been turned over to third party collectors.

	Year Ended September 30,			Inception
	2010	2009	2008	to Date

Cumulative balance at beginning of period	$9,052	$490	$—	$—
Tuition revenue and interest income excluded	11,483	8,654	490	20,627
Amounts collected and recognized	(260)	(51)	—	(311)
Amounts written off	(2,386)	(41)	—	(2,427)

Cumulative balance at end of period	$17,889	$9,052	$490	$17,889

Our Board of Directors authorized the extension of up to an aggregate of $40.0 million of credit under our proprietary loan program. At September 30, 2010, we had committed to provide loans to our students for approximately $25.6 million. We monitor the aggregate amount approved under this program and may make changes in future periods.

The balance outstanding under the program includes loans outstanding and interest and origination fees which are not reflected in our consolidated balance sheets.

The activity in our proprietary loan program is as follows:

	Year Ended
	September 30,
	2010	2009

Balance at beginning of period	$14,671	$1,757
Loans extended	9,491	12,330
Interest accrued	1,785	676
Amounts collected and recognized	(260)	(51)
Amounts written off	(2,386)	(41)

Balance at end of period	$23,301	$14,671

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

Allowance for Uncollectible Accounts

We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans to help students pay that

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

portion of their education expenses not covered by financial aid programs or alternate fund sources, which are unsecured and not guaranteed. Management analyzes accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. Although we believe that our allowance is adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which would result in increased selling, general and administrative expenses in the period such determination is made.

Investments

We invest in pre-refunded municipal bonds, which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. Additionally, we invest in certificates of deposit issued by financial institutions and corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intention to hold our investments until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost. Investments with an original maturity date of 90 days or less at the time of purchase are classified as cash equivalents and investments with a maturity date greater than one year at the end of the period are classified as non-current.

We review our held-to-maturity investments for impairment quarterly to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments during the years ended September 30, 2010 and 2009.

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

We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using probability weighting techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and charge the impairment as an operating expense in the period in which the determination is made.

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
($’s in thousands except per share amounts)

in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified.

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year using a discounted cash flow model that incorporates estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model include future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates our weighted average cost of capital. Based upon our annual assessments, we determined that our goodwill was not impaired at September 30, 2010 and 2009, and that impairment charges were not required. While actual experience will differ from the amounts included in our cash flow model, we do not believe that a related impairment of our goodwill is reasonably possible in the foreseeable future.

Self-Insurance Plans

We are self-insured for claims related to employee health and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our loss exposure related to self-insurance is limited by stop loss coverage. Our claim liabilities are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided.

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

Advertising Costs

Costs related to advertising are expensed as incurred and totaled approximately $32.6 million, $23.7 million and $26.4 million for the years ended September 30, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

Historically, we have issued stock units with vesting subject to a market condition (market shares), stock options and restricted stock. We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for stock awards with only service conditions on a straight-line basis over the requisite service period. We recognize compensation expense for market shares over the requisite period.

Option exercise prices are based upon the per share closing price of our common stock on the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions. The risk-free interest rate is based on a zero-coupon U.S. Treasury bill with a maturity date approximately equal to the expected life of the option at the grant date. We apply the simplified method for calculating the expected term of the grant which is the weighted mid-point between the vesting date of the grant and the expiration date of the stock option agreement. Our dividend rate has historically been assumed to be zero because we have not historically paid dividends, other than the special cash dividend of $1.50 paid July 16, 2010. We have historically derived our expected volatility using a method that includes an analysis of companies within our industry sector, including UTI. We did not grant stock options during the year ended September 30, 2010.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

Compensation expense associated with restricted stock awards is measured based on the grant date fair value of our common stock. The requisite service period for restricted stock awards is generally the vesting period. Compensation expense is recognized only for those awards that are expected to vest, which we estimate based upon historical forfeitures.

The fair value of market shares is estimated using a Monte Carlo simulation which requires assumptions for expected volatilities, correlation coefficients, risk-free rates of return, and dividend yields. The vesting condition for market shares is based on total shareholder return which is the comparison of the change in our stock price and dividends to the change in stock price and dividends of the companies included in a nationally recognized stock index for the measurement periods included in the grant. Expected volatilities are derived using a method that calculates historical volatility over a period equal to the length of the measurement period for UTI and the companies included in the related index. Correlation coefficients are based on the same data used to calculate historical volatilities and are used to model how our stock price moves in relation to the companies included in the related index. We use a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assume that any dividends paid were reinvested.

Stock-based compensation expense of $5.9 million, $4.7 million and $5.3 million (pre-tax) was recorded for the years ended September 30, 2010, 2009 and 2008, respectively. The tax benefit related to stock-based compensation recognized in the years ended September 30, 2010, 2009 and 2008 was $2.3 million, $1.8 million and $2.0 million, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize deferred tax assets for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Deferred tax assets are reduced through a valuation allowance if it is more likely than not that the deferred tax assets will not be realized.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and receivables. As of September 30, 2010, we held cash and cash equivalents of $49.0 million and investments of $32.1 million invested in pre-refunded municipal bonds, collateralized by escrowed-to-maturity U.S. treasury notes, certifications of deposit issued by financial institutions and corporate bonds.

We place our cash and cash equivalents with high quality financial institutions and limit the amount of credit exposure with any one financial institution. We mitigate the concentration risk of our investments by limiting the amount invested in any one issuer. We mitigate the risk associated with our investment in corporate bonds by requiring a minimum credit rating of A.

We extend credit for tuition and fees, for a limited period of time, to the majority of our students. Our credit risk with respect to these accounts receivable is partially mitigated through the students’ participation in federally funded financial aid programs, unless students withdraw prior to the receipt by us of Title IV Program funds for those students. Our risk related to accounts receivable is also mitigated because the balances are dispersed among approximately 19,000 students across our 11 campuses.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, investments, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value at September 30, 2010 and 2009 due to the short-term nature of these instruments.

Comprehensive Income

We have no items which affect comprehensive income other than net income.

Start-up Costs

Costs related to the start-up of new campuses are expensed as incurred.

Out-of-period Adjustments

Our results of operations for the year ended September 30, 2010 include a pre-tax charge of $1.3 million ($0.8 million after tax) recorded during the fourth quarter to increase compensation expense by $1.0 million ($0.6 million after tax) and depreciation expense by $0.3 million ($0.2 million after tax). The $1.3 million pre-tax charge related to amounts which should have been recognized during the year ended September 30, 2009 ($0.8 million) and during the first three quarters of the year ended September 30, 2010 ($0.5 million). We determined that the impact of these out-of-period adjustments was immaterial to our results of operations for the applicable interim and annual periods during the years ended September 30, 2009 and 2010.

4.	Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (FASB) issued guidance which amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This guidance is effective for fiscal and interim periods beginning after December 15, 2010. We do not believe adoption of this guidance will have a material impact on our disclosures.

5.	Postemployment Benefits

Periodically we enter into agreements with personnel whose employment terminated and recorded charges for postemployment benefits. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 to 7 months, with the final agreement expiring in March 2011.

The postemployment activity for the year ended September 30, 2010 is as follows:

	Liability Balance at	Postemployment		Other	Liability Balance at
	September 30, 2009	Benefit Charges	Cash Paid	Non-cash(1)	September 30, 2010

Severance	$1,741	$1,168	$(1,879)	$(452)	$578
Other	182	123	(124)	(161)	20

Total	$1,923	$1,291	$(2,003)	$(613)	$598

(1)	Primarily relates to the expiration of benefits not used within the time offered under the agreement and non-cash severance.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

6.	Receivables, net

Receivables, net consist of the following:

	September 30,
	2010	2009

Tuition receivables	$21,665	$18,093
Other receivables	1,252	115

Receivables	22,917	18,208
Less allowance for uncollectible accounts	(3,664)	(3,316)

	$19,253	$14,892

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

The following table summarizes the activity for our allowance for uncollectible accounts during the year ended September 30:

	Balance at	Additions to	Write-offs of
	Beginning of	Bad Debt	Uncollectible	Balance at
	Period	Expense	Accounts	End of Period

2010	$3,316	$6,520	$6,172	$3,664
2009	$2,428	$6,732	$5,844	$3,316
2008	$2,055	$4,379	$4,006	$2,428

7.	Investments

We invest in pre-refunded municipal bonds which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. Additionally, we invest in certificates of deposit issued by financial institutions and corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intent to hold our investments until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost.

Amortized cost and estimated fair market value for investments classified as held-to-maturity at September 30, 2010 are as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value

Certificates of deposit due in less than 1 year	$9,020	$1	$(3)	$9,018
Certificates of deposit due in 1 — 2 years	3,596	—	—	3,596
Municipal bonds due in less than 1 year	15,604	3	(5)	15,602
Corporate bonds due in less than 1 year	3,904	—	(5)	3,899

	$32,124	$4	$(13)	$32,115

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

Amortized cost and estimated fair market value for investments classified as held-to-maturity at September 30, 2009 are as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value

Certificates of deposit due in less than 1 year	$717	$—	$—	$717
Municipal bonds due in less than 1 year	24,425	34	(6)	24,453
Municipal bonds due in 1 — 2 years	3,806	10	—	3,816

	$28,948	$44	$(6)	$28,986

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. We use prices and inputs that are current as of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the ability to observe those prices and inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value for certain assets and liabilities and their placement within the fair value hierarchy. We held $40.6 million and $41.4 million in money market mutual funds, municipal bonds and certificates of deposit which are classified within cash and cash equivalents in our consolidated balance sheet at September 30, 2010 and 2009, respectively. We measure fair value for these instruments using quoted market prices for identical assets (Level 1).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

9.	Property and Equipment

Property and equipment, net consist of the following:

	Depreciable	September 30,
	Lives (in Years)	2010	2009

Land	—	$1,456	$1,456
Buildings and building improvements	35	13,269	7,654
Leasehold improvements	1 - 28	37,806	35,859
Training equipment	3 - 10	71,255	63,982
Office and computer equipment	3 - 10	38,397	35,187
Software developed for internal use	3 - 5	11,292	6,883
Curriculum development	5	14,726	643
Vehicles	5	726	695
Construction in progress	—	3,032	6,813

		191,959	159,172
Less accumulated depreciation and amortization		(92,919)	(78,004)

		$99,040	$81,168

Depreciation expense related to our property and equipment was $18.4 million, $16.4 million and $16.6 million for the years ended September 30, 2010, 2009 and 2008, respectively. Amortization expense related to curriculum development and software developed for internal use was $2.4 million, $2.0 million and $1.5 million for the years ended September 30, 2010, 2009 and 2008, respectively.

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2010	2009

Accounts payable	$9,147	$7,515
Accrued compensation and benefits	35,854	30,218
Other accrued expenses	8,905	9,543

	$53,906	$47,276

11.	Revolving Credit Facility

On October 26, 2007, we entered into a second modification agreement which extended our $30.0 million revolving line of credit agreement with a bank through October 26, 2009. We did not renew the line of credit agreement upon expiration and do not currently plan to enter into a new agreement unless specific circumstances dictate at a future date.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

12.	Income Taxes

The components of income tax expense are as follows:

	Year Ended September 30,
	2010	2009	2008

Current expense	$21,993	$9,737	$6,054
Deferred benefit	(3,542)	(2,165)	(249)

Total provision for income taxes	$18,451	$7,572	$5,805

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35.0% to pre-tax income for the year. The reasons for the differences are as follows:

	Year Ended September 30,
	2010	2009	2008

Income tax expense at statutory rate	$16,548	$6,757	$4,907
State income taxes, net of federal tax benefit	1,741	793	793
Other, net	162	22	105

Total income tax expense	$18,451	$7,572	$5,805

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets are as follows:

	September 30,
	2010	2009

Gross deferred tax assets:
Compensation not yet deductible for tax	$9,546	$9,049
Allowance for uncollectible accounts	1,429	1,293
Expenses and accruals not yet deductible	5,804	4,877
Deferred revenue	7,503	4,032
Net operating loss carryovers	364	589
State tax credit carryforwards	296	272
Valuation allowance	—	(300)

Total gross deferred tax assets	24,942	19,812

Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(6,837)	(6,242)
Depreciation and amortization of property and equipment	(9,075)	(8,199)
Prepaid expenses deductible for tax	(1,123)	(1,005)

Total gross deferred tax liabilities	(17,035)	(15,446)

Net deferred tax assets	$7,907	$4,366

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

The deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows:

	September 30,
	2010	2009

Current deferred tax assets, net	$8,840	$7,452
Noncurrent deferred tax liabilities, net	(933)	(3,086)

Net deferred tax assets	$7,907	$4,366

The following table summarizes the activity for the valuation allowance during the year ended September 30:

		Additions
	Balance at	(reductions) to
	Beginning of	Income Tax		Balance at
	Period	Expense	Write-offs	End of Period

2010	$300	$(230)	$(70)	$—
2009	$300	$—	$—	$300
2008	$885	$300	$(885)	$300

As of September 30, 2010, we had approximately $0.7 million in deferred tax assets related to state net operating loss and credit carry-forwards. These tax attributes will expire in the years 2011 through 2021. In previous years, we established a valuation allowance in the amount of $0.3 million related to the state net operating loss carry-forwards.

At September 30, 2010, we determined that $0.2 million of the deferred tax assets related to the state net operating loss carry-forwards will ultimately be utilized. Accordingly, we reduced the valuation allowance by $0.2 million. We also wrote off $0.1 million of the valuation allowance related to the state net operating losses that had expired.

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

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which these filings relate. Our tax returns for the years ended September 30, 2007 through September 30, 2009 remain subject to examination by the Internal Revenue Service and our tax returns for the years ended September 30, 2006 through September 30, 2009 remain subject to examinations by various state taxing authorities.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

13.	Commitments and Contingencies

Operating Leases

We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Two of our campus properties are leased from a related party. Future minimum rental commitments at September 30, 2010 for all non-cancelable operating leases are as follows:

Years ending September 30,
2011	$25,962
2012	25,887
2013	25,096
2014	25,845
2015	25,583
Thereafter	130,471

$258,844

Rent expense for operating leases was approximately $27.4 million, $27.6 million and $27.9 million for the years ended September 30, 2010, 2009 and 2008, respectively.

Rent expense includes rent paid to related parties which was approximately $2.3 million, $2.3 million and $2.2 million for the years ended September 30, 2010, 2009 and 2008, respectively. Since 1991, certain of our properties have been leased from entities controlled by John C. White, the Chairman of our Board of Directors. A portion of the property comprising our Orlando location is occupied pursuant to a lease with the John C. and Cynthia L. White 1989 Family Trust, with the lease term expiring on August 19, 2022. The annual base lease payments for the first year under this lease totaled approximately $0.3 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Another portion of the property comprising our Orlando location is occupied pursuant to a lease with Delegates LLC, an entity controlled by the White Family Trust, with the lease term expiring on August 19, 2022. The beneficiaries of this trust are Mr. White’s children, and the trustee of the trust is not related to Mr. White. Annual base lease payments for the first year under this lease totaled approximately $0.7 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Additionally, since April 1994, we have leased two of our Phoenix properties under one lease from City Park LLC, a successor in interest of 2844 West Deer Valley LLC and in which the John C. and Cynthia L. White 1989 Family Trust holds a 25% interest. The lease expires on February 28, 2015, and the annual base lease payments for the first year under this lease, as amended, totaled approximately $0.5 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. We believe that the rental rates under these leases approximated fair market rental value of the properties at the time the lease agreements were negotiated.

Licensing Agreements

In 1997, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses and delivery of services on our campuses. The agreement was amended in March 2008. Under the terms of the amended license agreement, we are committed to pay royalties based upon a flat per student fee for students who elect and attend the licensed program. Minimum payments are required as follows: $0.6 million for calendar year 2010 and $0.7 million for calendar years 2011 and 2012. A license fee is also payable based upon a percentage of net sales related to the sale of any product which bears the licensed trademark. The

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

royalty and license expenses related to this agreement were $0.6 million, $0.5 million and $0.5 million for the years ended September 30, 2010, 2009 and 2008, respectively, and were recorded in educational services and facilities expenses. In addition, we are required to pay a minimum marketing and advertising fee for which in return we receive the right to utilize certain advertising space in the licensor’s published periodicals. The required marketing and advertising fee is $0.9 million for calendar years 2010 through 2012. The marketing and advertising fees related to this agreement were $0.9 million, $1.0 million and $0.7 million for the years ended September 30, 2010, 2009 and 2008, respectively, and were recorded in selling, general and administrative expenses. The agreement expires December 31, 2012.

In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. The agreement was amended in November 2009. Under the terms of the amended agreement, we are required to pay a flat per student fee for each program a student completes. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than ninety days notification of intent to terminate. License fees related to this agreement were $1.3 million; $1.2 million and $1.1 million for the years ended September 30, 2010, 2009, and 2008, respectively, and were recorded in educational services and facilities expenses.

In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. We are committed to pay royalties based upon revenue and sponsorship revenue, as defined in the agreement, from July 1, 2007 through December 31, 2017, the expiration of the agreement. The agreement required a minimum royalty payment of $1.6 million in calendar year 2010. The minimum royalty payments increase by $0.05 million in each calendar year subsequent to 2010. The expense related to these agreements was $2.0 million, $1.7 million and $1.5 million in the years ended September 30, 2010, 2009 and 2008, respectively, and was recorded in educational services and facilities expenses.

In August 2005, we settled claims with a third party that certain of our former employees had allegedly used the intellectual property assets of the third party in the development of our e-learning training products. Under the settlement agreement, we agreed, over a two-year period, to purchase $3.6 million of courseware licenses that will expire no later than December 2010. At September 30, 2010, we had purchased $3.6 million and used $3.4 million of courseware licenses. We record the expense for the purchased licenses on a straight-line basis over the period in which the registered user is expected to use the license. Expense related to this agreement was $0.8 million, $1.0 million and $0.8 million for the years ended September 30, 2010, 2009 and 2008, respectively.

Vendor Relationships

In 2008, we entered into an agreement with a vendor, under which they developed a blend of instructor-led training and web-based training curriculum for our auto and diesel technology programs. The curriculum includes modular components that can be modified for other programs we offer. The $9.6 million fixed-price agreement originated in September 2008 and we have capitalized $5.4 million and $4.1 million of costs related to this agreement during the years ended September 30, 2010 and 2009, respectively. We began teaching these courses and depreciating the previously capitalized costs in 2010. In September 2010, we entered into an additional fixed-price agreement of $1.7 million, under which the vendor will develop the curriculum for three additional courses. This agreement can be terminated without cause by either party with a 30 day notice and expires in January 2011.

We have an agreement with a vendor that allows us to purchase promotional tool kits for our students at a discount from the vendor’s list price. In addition, we earn credits that are redeemable for equipment from the vendor that we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant the vendor exclusive access to our campuses, to display advertising and to use their tools to train our students. Under the related agreement, which expires in April 2017, we are required to maintain a minimum balance of $1.0 million in credits earned on student purchases. The credits under this

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

agreement may be redeemed for additional equipment at the full retail list price, which is more than we would be required to pay using cash. Upon termination of the agreement, we continue to earn credits relative to promotional tool kits we purchase or additional tools our active students purchase. We continue to earn these credits until a tool kit is provided to the last student eligible under the agreement.

Students are provided a voucher which can be redeemed for a tool kit near graduation. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool kit vouchers are provided. Our consolidated balance sheets include an accrued tool set liability of $5.1 million and $4.3 million at September 30, 2010 and 2009, respectively. Additionally, our liability to the vendor for vouchers redeemed by students was $2.7 million and $2.5 million at September 30, 2010 and 2009, respectively, and is included in accounts payable and accrued expenses in our consolidated balance sheets.

As we have opened new campuses, the vendor has historically advanced us credits for the purchase of tools or equipment to support our growth. A net prepaid expense with the vendor resulted from an excess of credits earned over credits used of $1.3 million and $2.4 million at September 30, 2010 and 2009, respectively.

Executive Employment Agreements

We have employment agreements with key executives that provide for continued salary payments and benefits if the executives are terminated for reasons other than cause or in the event of a change in control, as defined in the agreements. The aggregate amount of our commitments under these agreements is approximately $4.1 million at September 30, 2010.

Change in Control Agreements

We have severance agreements with other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in control. Under the terms of the agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements was approximately $6.1 million at September 30, 2010.

Deferred Compensation Plans

We have deferred compensation agreements with four of our employees, providing for the payment of deferred compensation to each employee in the event that the employee is no longer employed by us. Under each agreement, the employee shall receive an amount equal to the compensation the employee would have earned if the employee had repeated the employment performance of the prior twelve months. We will pay the deferred compensation in a lump sum or over the period in which the employee would typically have earned the compensation had the employee been actively employed, at our option. Our commitment under the deferred compensation agreements was approximately $0.7 million at September 30, 2010.

Additionally, we have established a deferred compensation plan (the Plan) effective April 1, 2010, into which certain members of management are eligible to defer a maximum of 75% of their regular compensation and a maximum of 100% of their incentive compensation. Non-employee members of our Board of Directors are eligible to defer up to 100% of their cash compensation. The amounts deferred by the participant under this Plan are credited with earnings or losses based upon changes in values of participant elected notional investments. Each participant is fully vested in the amounts deferred.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

We may make contributions at the discretion of our Board of Directors that will generally vest according to a five year vesting schedule. Distribution elections under the Plan may be for separation from service distribution or in-service distribution. We are not obligated to fund the Plan, however, we have purchased life insurance policies on the participants in order to fund the related benefits and such policies have been placed into a rabbi trust.

At September 30, 2010, our obligations under the Plan totaled $0.2 million and are included in other liabilities while the cash surrender value of the life insurance policies totaled $0.2 million and are included in other assets in our consolidated balance sheet.

Surety Bonds

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. We have posted surety bonds in the total amount of approximately $13.8 million at September 30, 2010.

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

Congressional Hearings

In recent months, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. On June 24, 2010, the Senate Health, Education, Labor, and Pensions Committee (HELP) held the first in a series of hearings to examine the proprietary education sector. The August 4, 2010 hearing included the presentation of results from a Government Accountability Office review of various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. Following the August 4, 2010 hearing, Senator Harkin, Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including us. We complied with the request in a timely manner. Senator Harkin has stated that another in this series of hearings will be held in December 2010.

We cannot predict what legislation, if any, will emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular. Any action by Congress that significantly reduces Title IV Program funding or the eligibility of our institutions or students to participate in Title IV Programs would have a material adverse effect on our financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

14.	Common Shareholders’ Equity

Common Stock

Holders of our common stock are entitled to receive dividends when and as declared by the Board of Directors and have the right to one vote per share on all matters requiring shareholder approval.

On July 16, 2010 we paid a special cash dividend of $1.50 per share totaling $36.3 million to common stockholders of record as of July 6, 2010.

Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $70.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At September 30, 2010, we have purchased 3.4 million shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program. We did not make any purchases during the year ended September 30, 2010.

Stock Option and Incentive Compensation Plans

We have two stock-based compensation plans, which we refer to as the Management 2002 Stock Option Program (2002 Plan) and the 2003 Incentive Compensation Plan (2003 Plan).

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

The 2003 Plan was approved by our Board of Directors and adopted effective December 22, 2003 upon consummation of our initial public offering and amended on February 28, 2007 by our stockholders. The 2003 Plan authorizes the issuance of various common stock awards, including stock options, restricted stock and stock units, for approximately 4.4 million shares of our common stock.

At September 30, 2010, 3.9 million shares of common stock were reserved for issuance under the 2003 Plan, of which 1.2 million shares are available for future grant.

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
($’s in thousands except per share amounts)

The following table summarizes the operating expense line and the impact on net income in the consolidated statements of income in which stock-based compensation expense has been recorded:

	Year Ended September 30,
	2010	2009	2008

Educational services and facilities	$685	$573	$622
Selling, general and administrative	5,209	4,129	4,703

Total stock-based compensation expense	$5,894	$4,702	$5,325

Income tax benefit	$2,299	$1,810	$2,018

Stock Options

We issue stock options with exercise prices equal to the closing price of our stock on the grant date and which generally vest ratably over a four year period. The expiration date of stock options granted under the 2003 Plan is the earlier of the seven or ten-year anniversary of the grant date, based on the terms of the individual grant; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; ninety days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance; or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance.

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

Historically, we have calculated the expected volatility using a method that includes an analysis of companies within our industry sector, including UTI. We believe that due to our limited historical experience as a public company, the calculated value method provides the best available indicator of the expected volatility used in our estimates.

In determining our expected term, we have reviewed our historical share option exercise experience and determined it does not provide a reasonable basis upon which to estimate an expected term due to our limited historical award and exercise experience. For the years ended September 30, 2009 and 2008, we applied the simplified method for calculating the expected term which is the weighted mid-point between vesting date and the expiration date of the stock option agreement. The stock options granted during the years ended September 30, 2009 and 2008 vest 25% each year for four years and have a seven or ten-year life.

We determine the risk-free interest rate of our awards using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. Prior to the year ended September 30, 2010, we have not historically paid dividends, other than the special cash dividend of $1.50 paid July 16, 2010. Therefore, we have historically used an expected dividend yield of zero in the Black-Scholes option pricing model.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

The following table summarizes the weighted average assumptions used for stock option grants made during the years ended September 30, 2009 and 2008. We did not grant stock options during the year ended September 30, 2010.

	Year Ended
	September 30,
	2009	2008

Expected years until exercised	4.41	4.78
Risk-free interest rate	2.06%	3.22%
Expected dividends	—	—
Expected volatility	41.26%	39.28%

The following table summarizes stock option activity under the 2002 and 2003 Plans:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value
	(In thousands)

Outstanding at September 30, 2009	1,797	$19.56	4.66	$7,216
Stock options exercised	(327)	$11.56
Stock options expired or forfeited	(105)	$23.25

Outstanding at September 30, 2010	1,365	$21.19	3.82	$4,102

Stock options exercisable at September 30, 2010	1,270	$21.73	3.74	$3,544
Stock options expected to vest at September 30, 2010	90	$14.05	4.86	$526

As of September 30, 2010, unrecognized stock compensation expense related to non-vested stock options was $0.4 million, which is expected to be recognized over a weighted average period of 1.7 years.

The total fair value of options which vested during the years ended September 30, 2010, 2009 and 2008 was $1.1 million, $2.5 million and $4.4 million, respectively. The aggregate intrinsic value in the preceding table is based on our closing stock price of $19.55 as of September 30, 2010. The aggregate intrinsic value represents the total intrinsic value that would have been received by the stock option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the years ended September 30, 2010, 2009 and 2008 was $3.8 million, $0.8 million and $0.7 million, respectively. The weighted-average grant-date per share fair value of options granted during the years ended September 30, 2009 and 2008 was $4.17 and $5.01, respectively.

The amount of cash received and associated tax benefits for stock options exercised are summarized as follows:

	Year Ended September 30,
	2010	2009	2008

Cash received	$3,775	$583	$450
Tax benefits	$1,473	$318	$270

Restricted Stock

Our restricted stock awards are issued at fair market value which is determined by our closing prices of our stock on the grant date. The restrictions on these awards generally lapse ratably over a four year period. The

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

restrictions associated with our restricted stock awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination.

The following table summarizes restricted stock activity under the 2003 Plan:

		Weighted
		Average
		Grant Date
		Fair
	Number of	Value
	Shares	per Share
	(In thousands)

Nonvested restricted stock outstanding at September 30, 2009	852	$17.17
Restricted stock awarded	444	$17.94
Restricted stock vested	(247)	$17.42
Restricted stock forfeited	(135)	$17.03

Nonvested restricted stock outstanding at September 30, 2010	914	$17.50

As of September 30, 2010, unrecognized stock compensation expense related to restricted stock awards was $14.9 million which is expected to be recognized over a weighted average period of 3.3 years.

Market Shares

The market condition for market shares is based on total shareholder return which is the comparison of the change in our stock price and dividends to the change in stock price and dividends of the companies included in a nationally recognized stock index for the measurement periods included in the grant. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 200% of the market shares originally granted depending on where our total shareholder return ranks among the companies included in the related index for that measurement period. The market shares vest subject to a market condition and on the settlement date which is expected to be no later than 2 1/2 months after the end of each measurement period.

We estimate the fair value of market shares using a Monte Carlo simulation which requires assumptions for expected volatilities, correlation coefficients, risk-free rates of return, and dividend yields. Expected volatilities are derived using a method that calculates historical volatility over a period equal to the length of the measurement period for UTI and the companies included in the related index. Correlation coefficients are based on the same data used to calculate historical volatilities and are used to model how our stock price moves in relation to the companies in the related index. We use a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assume that any dividends paid were reinvested.

To receive the market shares awarded for a measurement period, participants are required to be employed by the company on the settlement date unless one of the following conditions is met. Upon death or disability of a participant, determination of whether, and to what extent the market condition has been achieved will be made based on actual performance against the stated criteria through the death or disability date. If an employee is terminated or leaves for good cause within one year following a change in control, a determination of whether, and to what extent the market condition has been achieved will be based on actual performance against the stated criteria through the change in control date. If employment is terminated for any other reason, all unvested market shares shall be forfeited upon termination.

The September 2010 grant includes a measurement period of 36 months and the September 2009 grant includes measurement periods of 12 months, 24 months and 36 months. We did not grant market shares during the year ended September 30, 2008. The market shares do not have voting rights or rights to dividends.

Compensation expense for the market shares is recognized over the requisite periods. All compensation expense for the grant will be recognized for participants who fulfill the requisite service period, regardless of whether the market condition for issuing shares is satisfied.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

The following table summarizes market share activity under the 2003 Plan:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Nonvested market shares outstanding at September 30, 2009	57	$26.01
Market shares awarded	53	$27.10
Market shares forfeited	(11)	$26.01

Nonvested market shares outstanding at September 30, 2010	99	$26.59

As of September 30, 2010, unrecognized stock compensation expense related to market shares was $1.9 million which is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan that allows eligible employees to purchase our common stock up to an aggregate of 0.3 million shares at semi-annual intervals through periodic payroll deductions. The number of shares of common stock issued under this plan was 0.01 million shares, 0.02 million shares and 0.03 million shares for the years ended September 30, 2010, 2009 and 2008, respectively. We received proceeds of $0.3 million, $0.3 million and $0.4 million in the years ended September 30, 2010, 2009 and 2008, respectively. Our plan provides for a market price discount of 5% and application of the market price discount to the closing stock price at the end of each offering period. In July, 2010, the plan was amended to remove the requirement that cash dividends on stock credited to a participant’s account be automatically reinvested in additional shares of stock.

15.	Earnings per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the years ended September 30, 2010, 2009 and 2008, approximately 0.6 million shares, 1.2 million shares and 2.2 million shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share is as follows:

	Year Ended September 30,
	2010	2009	2008
	(In thousands)

Weighted average number of shares
Basic shares outstanding	24,041	24,246	25,574
Dilutive effect related to employee stock plans	470	381	233

Diluted shares outstanding	24,511	24,627	25,807

In June 2008, the FASB issued guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share pursuant to the two-class method. We adopted this guidance effective October 1, 2009 and it did not have a material impact on our calculations.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

16.	Defined Contribution Employee Benefit Plan

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made matching contributions of approximately $1.7 million, $1.3 million and $1.5 million for the years ended September 30, 2010, 2009 and 2008, respectively.

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

Summary information by reportable segment is as follows as of and for the years ended September 30:

	2010	2009	2008

Revenues
Postsecondary education	$427,292	$351,544	$326,308
Other	8,629	15,091	17,152

Consolidated	$435,921	$366,635	$343,460

Income (loss) from operations
Postsecondary education	$49,559	$21,533	$12,025
Other	(3,009)	(2,892)	(1,328)

Consolidated	$46,550	$18,641	$10,697

Depreciation and amortization
Postsecondary education	$19,295	$16,844	$17,033
Other	593	724	572

Consolidated	$19,888	$17,568	$17,605

Net income (loss)
Postsecondary education	$30,561	$13,506	$9,052
Other	(1,733)	(1,773)	(836)

Consolidated	$28,828	$11,733	$8,216

Goodwill
Postsecondary education	$20,579	$20,579	$20,579
Other	—	—	—

Consolidated	$20,579	$20,579	$20,579

Total assets
Postsecondary education	$239,955	$219,054	$202,986
Other	2,544	4,297	6,389

Consolidated	$242,499	$223,351	$209,375

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($’s in thousands except per share amounts)

18.	Quarterly Financial Summary (Unaudited)

	First	Second	Third	Fourth	Fiscal
Year Ended September 30, 2010	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$103,522	$105,631	$107,525	$119,243	$435,921
Income from operations	$15,056	$9,884	$9,857	$11,753	$46,550
Net income	$9,280	$6,046	$6,286	$7,216	$28,828
Income per share:
Basic	$0.39	$0.25	$0.26	$0.30	$1.20
Diluted	$0.38	$0.25	$0.25	$0.29	$1.18

	First	Second	Third	Fourth	Fiscal
Year Ended September 30, 2009	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$90,121	$89,125	$87,852	$99,537	$366,635
Income (loss) from operations	$3,589	$(203)	$2,966	$12,289	$18,641
Net income (loss)	$2,304	$(80)	$1,923	$7,586	$11,733
Income (loss) per share:
Basic	$0.09	$—	$0.08	$0.32	$0.48
Diluted	$0.09	$—	$0.08	$0.32	$0.48

The summation of quarterly per share information does not equal amounts for the full year as quarterly calculations are performed on a discrete basis. In addition, securities may have had an anti-dilutive effect during individual quarters but not for the full year.

Our results of operations for the year ended September 30, 2010 include a pre-tax charge of $1.3 million ($0.8 million after tax) recorded during the fourth quarter to increase compensation expense by $1.0 million ($0.6 million after tax) and depreciation expense by $0.3 million ($0.2 million after tax). The $1.3 million pre-tax charge related to amounts which should have been recognized of $0.4 million, $0.1 million, $0.2 million and $0.1 million during the first, second, third and fourth quarters of the year ended September 30, 2009, respectively, and of $0.3 million, $0.1 million and $0.1 million during the first, second and third quarters of the year ended September 30, 2010, respectively. We determined that the impact of these out-of-period adjustments was immaterial to our results of operations for the applicable interim and annual periods during the years ended September 30, 2009 and 2010. As a result, we have not restated any prior period amounts.