Form 10-Q
period 2010-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2011-02-04
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 27, 2011, there were 24,359,613 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

Special Note Regarding Forward-Looking Statements
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
Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the SEC. The Form 10-K that we filed with the SEC on December 1, 2010 listed various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them under the heading “Risk Factors” in the Form 10-K and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2010	2010
	($’s in thousands)
Assets
Current assets:
Cash and cash equivalents	$58,461	$48,974
Investments, current portion	24,341	28,528
Receivables, net	13,813	19,253
Deferred tax assets	7,441	8,840
Prepaid expenses and other current assets	10,708	9,836

Total current assets	114,764	115,431
Investments, less current portion	3,351	3,596
Property and equipment, net	99,687	99,040
Goodwill	20,579	20,579
Other assets	4,398	3,853

Total assets	$242,779	$242,499

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,175	$53,906
Deferred revenue	57,790	63,276
Accrued tool sets	5,162	5,066
Income tax payable	4,484	—
Other current liabilities	76	66

Total current liabilities	109,687	122,314
Deferred tax liabilities	1,041	933
Deferred rent liability	6,110	5,621
Other liabilities	5,649	5,239

Total liabilities	122,487	134,107

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,160,866 shares issued and 24,290,640 shares outstanding at December 31, 2010 and 29,148,585 shares issued and 24,278,359 shares outstanding at September 30, 2010	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	151,656	150,012
Treasury stock, at cost, 4,870,226 shares at December 31, 2010 and September 30, 2010	(76,506)	(76,506)
Retained earnings	45,139	34,883

Total shareholders’ equity	120,292	108,392

Total liabilities and shareholders’ equity	$242,779	$242,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	For the Three Months Ended
	December 31,
	2010	2009
	(In thousands, except per
	share amounts)
Revenues	$117,447	$103,522

Operating expenses:
Educational services and facilities	53,836	48,927
Selling, general and administrative	46,758	39,539

Total operating expenses	100,594	88,466

Income from operations	16,853	15,056

Other income:
Interest income, net	88	44
Other income	130	135

Total other income	218	179

Income before income taxes	17,071	15,235
Income tax expense	6,815	5,955

Net income	$10,256	$9,280

Earnings per share:
Net income per share — basic	$0.42	$0.39

Net income per share — diluted	$0.42	$0.38

Weighted average number of common shares outstanding:
Basic	24,282	23,827

Diluted	24,585	24,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2010	29,149	$3	$150,012	4,870	$(76,506)	$34,883	$108,392
Net income	—	—	—	—	—	10,256	10,256
Issuance of common stock under employee plans	16	—	61	—	—	—	61
Shares withheld for payroll taxes	(4)	—	(89)	—	—	—	(89)
Tax benefit from employee stock plans	—	—	(58)	—	—	—	(58)
Stock-based compensation	—	—	1,730	—	—	—	1,730

Balance at December 31, 2010	29,161	$3	$151,656	4,870	$(76,506)	$45,139	$120,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	December 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$10,256	$9,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,082	4,372
Amortization of held-to-maturity investments	217	313
Bad debt expense	2,283	1,495
Stock-based compensation	1,710	1,556
Excess tax benefit from stock-based compensation	(4)	(360)
Deferred income taxes	1,507	(20)
Loss on disposal of property and equipment	139	16
Changes in assets and liabilities:
Receivables	2,548	(287)
Prepaid expenses and other current assets	(991)	(759)
Other assets	(549)	47
Accounts payable and accrued expenses	(11,895)	(9,264)
Deferred revenue	(5,486)	6,479
Income tax payable	5,035	4,420
Accrued tool sets and other current liabilities	106	260
Other liabilities	786	(118)

Net cash provided by operating activities	11,744	17,430

Cash flows from investing activities:
Purchase of property and equipment	(6,452)	(5,337)
Proceeds from disposal of property and equipment	4	—
Purchase of investments	(3,454)	(8,861)
Proceeds received upon maturity of investments	7,669	1,735

Net cash used in investing activities	(2,233)	(12,463)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	61	347
Payment of payroll taxes on stock-based compensation through shares withheld	(89)	(35)
Excess tax benefit from stock-based compensation	4	360

Net cash (used in) provided by financing activities	(24)	672

Net increase in cash and cash equivalents	9,487	5,639
Cash and cash equivalents, beginning of period	48,974	56,199

Cash and cash equivalents, end of period	$58,461	$61,838

Supplemental disclosure of cash flow information:
Taxes paid	$272	$1,563

Training equipment obtained in exchange for services	$443	$285

Accrued capital expenditures	$164	$776

Capitalized stock-based compensation	$20	$19

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands)
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
2. Government Regulation and Financial Aid
On October 29, 2010, the Department of Education (ED) issued final regulations pertaining to certain aspects of the administration of Title IV Programs, regulations which, with minor exceptions, become effective July 1, 2011. ED previously announced that it was delaying until early 2011 publication of final regulations on certain further proposed gainful employment regulations, which are expected to become effective July 1, 2012 or thereafter. Additionally, ED has indicated it will not be providing further interpretive guidance on the final regulations. The lack of certainty in how the new regulations will be interpreted and applied could increase the risk that ED could seek to impose monetary liabilities or other sanctions on us if it believed we were not in full compliance with all aspects of the new regulations.
We have devoted significant effort to understanding the effects of the new regulations and have identified the rules concerning gainful employment, compensation, the definition of a credit hour and the broadened definition of misrepresentation as the rules most likely to materially impact our business. There remain many open questions and interpretive issues with respect to the final regulations and we plan to take necessary actions in order to comply with the new regulations. In addition, further analysis, implementation and compliance with these final rules, including but not limited to, gainful employment, compensation, the definition of a credit hour and the broadened definition of misrepresentation, may have a material impact on the manner in which we conduct our business, our student enrollments, financial condition, cash flows, results of operations and stock price and we cannot predict how significant any such impact will be.
3. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 1, 2010.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands)
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
4. Investments
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
The amortized cost and estimated fair market value for investments classified as held-to-maturity at December 31, 2010 are as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value

Certificates of deposit due in less than 1 year	$8,965	$2	$(2)	$8,965
Certificates of deposit due in 1 - 2 years	3,351	2	—	3,353
Municipal bonds due in less than 1 year	11,002	1	(5)	10,998
Corporate bonds due in less than 1 year	4,374	—	(6)	4,368

	$27,692	$5	$(13)	$27,684

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
($’s in thousands)
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
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. We use prices and inputs that are current as of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the ability to observe those prices and inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value for certain assets and liabilities and their placement within the fair value hierarchy. We held $58.2 million in money market mutual funds, municipal and corporate bonds and certificates of deposit issued by financial institutions which are classified within cash and cash equivalents in our condensed consolidated balance sheet at December 31, 2010. We measure fair value for these instruments using quoted market prices for identical assets (Level 1).
6. Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months ended December 31, 2010 and 2009, 1,043,918 shares and 1,241,584 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.
The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share is as follows:

	Three Months Ended
	December 31,
	2010	2009
	(In thousands)
Weighted average number of shares
Basic shares outstanding	24,282	23,827
Dilutive effect related to employee stock plans	303	349

Diluted shares outstanding	24,585	24,176

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands)
7. Property and Equipment, net
Property and equipment, net consist of the following:

	Depreciable	December 31,	September 30,
	Lives (in Years)	2010	2010

Land	—	$1,456	$1,456
Building and building improvements	35	13,569	13,269
Leasehold improvements	1 – 28	38,642	37,806
Training equipment	3 – 10	72,830	71,255
Office and computer equipment	3 – 10	38,757	38,397
Software developed for internal use	3 – 5	11,941	11,292
Curriculum development	5	15,244	14,726
Vehicles	5	741	726
Construction in progress	—	5,454	3,032

		198,634	191,959
Less accumulated depreciation and amortization		(98,947)	(92,919)

		$99,687	$99,040

8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,	September 30,
	2010	2010

Accounts payable	$5,500	$9,147
Accrued compensation and benefits	24,702	35,854
Other accrued expenses	11,973	8,905

	$42,175	$53,906

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

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands)
Proprietary Loan Program
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a national chartered bank. Under terms of the related agreement, the bank originates loans for our students who meet our specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank on a monthly basis and assume all of the related credit risk. The loans bear interest at market rates; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.
The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreement, we have a $2.0 million deposit with the bank in order to secure our related loan purchase obligation. This balance is classified as other assets in our condensed consolidated balance sheets.
In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.2 million and $0.3 million during the three months ended December 31, 2010 and 2009, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are presented net and therefore are effectively not recognized in our condensed consolidated balance sheets. Our presentation will be reevaluated when sufficient collection history has been obtained.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands)
The following table summarizes the impact of the proprietary loan program on our tuition revenue and interest income during the period as well as on a cumulative basis at the end of each period in our condensed consolidated statements of income. Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period and amounts written-off represent amounts which have been turned over to third party collectors.

	Three Months Ended
	December 31,		Inception
	2010	2009	to date

Cumulative balance at beginning of period	$17,889	$9,052	$—
Tuition revenue and interest income excluded	2,360	2,998	22,987
Amounts collected and recognized	(142)	(18)	(453)
Amounts written off	(1,748)	(188)	(4,175)

Cumulative balance at end of period	$18,359	$11,844	$18,359

Our Board of Directors authorized the extension of up to $40.0 million of credit under our proprietary loan program. At December 31, 2010, we have used approximately $26.3 million by either providing or committing to provide loans to our students. We monitor the aggregate amount approved under this program and may make changes in future periods.
The balance outstanding under the program includes loans outstanding and interest and origination fees which are not reflected in our condensed consolidated balance sheets.
The activity in our proprietary loan program is as follows:

	Three Months Ended
	December 31,
	2010	2009
Balance at beginning of period	$23,301	$14,671
Loans extended	2,114	4,140
Interest accrued	527	369
Amounts collected and recognized	(142)	(18)
Amounts written off	(1,748)	(188)

Balance at end of period	$24,052	$18,974

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands)
10. Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by the Board of Directors and have the right to one vote per share on all matters requiring shareholder approval.
Stock Repurchase Program
Our Board of Directors previously authorized the repurchase of up to $70.0 million of our common stock. Through December 31, 2010, we have purchased 3.4 million shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program. We did not make any purchases during the three months ended December 31, 2010.

UNIVERSAL TECHNICAL INSTITUTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands)
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
Summary information by reportable segment is as follows for the three months ended December 31:

	2010	2009

Revenues
Postsecondary education	$115,454	$100,827
Other	1,993	2,695

Consolidated	$117,447	$103,522

Income (loss) from operations
Postsecondary education	$17,616	$15,584
Other	(763)	(528)

Consolidated	$16,853	$15,056

Depreciation and amortization
Postsecondary education	$5,946	$4,179
Other	136	193

Consolidated	$6,082	$4,372

Net income (loss)
Postsecondary education	$10,695	$9,578
Other	(439)	(298)

Consolidated	$10,256	$9,280

Goodwill
Postsecondary education	$20,579	$20,579
Other	—	—

Consolidated	$20,579	$20,579

Total assets
Postsecondary education	$240,431	$230,068
Other	2,348	4,000

Consolidated	$242,779	$234,068

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this report and those in our 2010 Annual Report on Form 10-K filed with the SEC on December 1, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” included in Part II, Item 1A of this report.
2011 Overview
Operations
Our average undergraduate full-time student enrollment increased 8.5% to 20,400 students for the three months ended December 31, 2010, resulting in revenue growth of 13.5% when compared to the three months ended December 31, 2009. Our revenues for the three months ended December 31, 2010 were $117.4 million, an increase of $13.9 million from the prior year. Our net income for the three months ended December 31, 2010 was $10.3 million, an increase of $1.0 million from the prior year. The increase in revenues was primarily due to an increase in average undergraduate full-time student enrollment and an increase in tuition rates. Our revenues for the three months ended December 31, 2010 excluded $1.8 million of tuition revenue related to students participating in our proprietary loan program. We have increased our staffing levels in order to meet the increase in our average undergraduate full-time student enrollment, resulting in an increase in compensation and related benefits. Our advertising expense increased due to higher overall advertising rates for television and internet media.
Student starts decreased by 13.3% for the three months ended December 31, 2010, as compared to an increase of 16.0% for the three months ended December 31, 2009. The decrease in starts is partially due to a decrease in student applications in the prior year and the result of certain economic and regulatory challenges. We anticipate new students for the year will be below fiscal 2010 levels producing single-digit revenue growth for the year. With a heightened focus on improving efficiencies and cost containment we still expect operating margins for the year in the range of 11% to 13%. This guidance excludes any impact from new regulations which we cannot estimate at this time. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.
Regulatory Environment
On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of Title IV Programs, regulations which, with minor exceptions, become effective July 1, 2011. ED previously announced that it was delaying until early 2011 publication of final regulations on certain further proposed gainful employment regulations, which are expected to become effective July 1, 2012 or thereafter. Additionally, ED has indicated it will not be providing further interpretive guidance on the final regulations. The lack of certainty in how the new regulations will be interpreted and applied could increase the risk that ED could seek to impose monetary liabilities or other sanctions on us if it believed we were not in full compliance with all aspects of the new regulations.
We have devoted significant effort to understanding the effects of the new regulations and have identified the rules concerning gainful employment, compensation, the definition of a credit hour and the broadened definition of misrepresentation as the rules most likely to materially impact our business. There remain many open questions and interpretive issues with respect to the final regulations and we plan to take necessary actions in order to comply with the new regulations. In addition, further analysis, implementation and compliance with these final rules, including but not limited to, gainful employment, compensation, the definition of a credit hour and the broadened definition of misrepresentation, may have a material impact on the manner in which we conduct our business, our student enrollments, financial condition, cash flows, results of operations and stock price and we cannot predict how significant any such impact will be.

Curriculum Transformation
We are transforming our Automotive Technology and Diesel Technology program curricula to a blend of daily instructor-led theory and hands-on lab training complemented by interactive online learning, which is reflective of current industry training methods and standards. In addition to improving the overall educational experience for our students, the new curricula offer more convenience and training flexibility for our students while meeting industry standards. We began offering the new curricula at the Dallas/Ft. Worth, Texas campus at the time of opening. We intend to integrate the new curricula at our other campuses in the future. To date we have invested approximately $17.4 million for this transformation and anticipate investing within the range of $2.0 million to $4.0 million during the remainder of 2011.
Graduate Placement
Securing employment opportunities in industry for our graduates is critical to our ability to help our graduates benefit from their education. Accordingly, we dedicate significant resources to maintaining an effective graduate placement team. Our schools instruct active students on employment search and interviewing skills, facilitate employer visits to campuses, provide access to reference materials and assist with the composition of resumes. We also have a centralized department whose focus is to develop job opportunities and referrals. We believe that our employment services program provides our students with a more compelling value proposition and enhances the employment opportunities for our graduates. Our graduate placement rate continues to be under pressure in our motorcycle, marine and collision programs however we have noted improvement in the automotive and diesel program rates. Our consolidated placement rate for 2010 graduates improved 725 basis points during the three months ended December 31, 2010 when compared to the placement rate for 2009 graduates during the three months ended December 31, 2009.
Results of Operations
The following table sets forth selected statement of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended
	December 31,
	2010	2009
Net revenues	100.0%	100.0%

Operating expenses:
Educational services and facilities	45.9%	47.3%
Selling, general and administrative	39.8%	38.2%

Total operating expenses	85.7%	85.5%

Income from operations	14.3%	14.5%

Interest income, net	0.1%	0.1%
Other income	0.1%	0.2%

Total other income	0.2%	0.3%

Income before income taxes	14.5%	14.8%
Income tax expense	5.8%	5.8%

Net income	8.7%	9.0%

We opened a new campus in Dallas/Ft. Worth, Texas in June 2010. For the three months ended December 31, 2010, this campus had revenues of $1.8 million and operating expenses of $3.2 million including corporate allocations of $1.4 million. For the three months ended December 31, 2009, this campus had operating expenses of $0.6 million including corporate allocations of $0.4 million. We anticipate this new campus will become profitable within 9 to 15 months after opening.
Our earnings before interest, tax, depreciation and amortization (EBITDA) for the three months ended December 31, 2010 and 2009 were $23.3 million and $19.8 million, respectively. EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose to investors this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, such measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure are significant components in understanding and assessing financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.
EBITDA reconciles to net income as follows:

	Three Months Ended
	December 31,
	2010	2009
	(In thousands)
Net income	$10,256	$9,280
Interest income, net	(88)	(44)
Income tax expense	6,815	5,955
Depreciation and amortization	6,290	4,630

EBITDA	$23,273	$19,821

Return on equity for the trailing four quarters ended December 31, 2010 was 25.8% compared to 25.6% percent for the trailing four quarters ended September 30, 2010. Return on equity is calculated as the sum of net income for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters.

Capacity utilization is the ratio of our average undergraduate full-time student enrollment to total seats available. Total seats available represents our maximum capacity; however, due to certain dynamics, our operating capacity tends to be lower. The following table sets forth our average capacity utilization during each of the periods indicated and the total seats available at the end of each of the periods indicated:

	Three Months Ended
	December 31,
	2010	2009

Average undergraduate full-time student enrollment	20,400	18,800
Total seats available	28,600	25,000
Average capacity utilization	71.3%	75.2%
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
Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
Revenues. Our revenues for the three months ended December 31, 2010 were $117.4 million, representing an increase of $13.9 million, or 13.5%, as compared to revenues of $103.5 million for the three months ended December 31, 2009. This increase was due to an 8.5% increase in the average undergraduate full-time student enrollment and tuition increases between 3% and 5%, depending on the program. Our revenues for the three months ended December 31, 2010 and 2009 excluded $1.8 million and $2.6 million, respectively, of tuition revenue related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. We recognized revenue and interest of $0.1 million under the program during the three months ended December 31, 2010.
Our revenues for the three months ended December 31, 2010 for our Dallas/Ft. Worth, Texas campus were $1.8 million, which excluded $0.1 million of tuition revenue related to students participating in our proprietary loan program.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2010 were $53.8 million, an increase of $4.9 million as compared to $48.9 million for the three months ended December 31, 2009. Our educational services and facilities expenses for the three months ended December 31, 2010 for our Dallas/Ft. Worth, Texas campus were $1.6 million including corporate allocations of $0.2 million. For the three months ended December 31, 2009, the expenses were $0.2 million including minimal corporate allocations at the Dallas/Ft. Worth, Texas campus.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended
	December 31,
	2010	2009
	(In thousands)
Compensation and related costs	$28,446	$25,819
Occupancy costs	9,089	8,937
Other educational services and facilities expenses	5,588	5,194
Depreciation expense	4,547	3,581
Tools and training aids expense	3,329	2,711
Supplies and maintenance	2,837	2,685

	$53,836	$48,927

The increase in total compensation and related costs is primarily due to the addition of instructors to support our higher average undergraduate full-time student enrollments. Total compensation and related costs for our Dallas/Ft. Worth, Texas campus were $0.6 million including corporate allocations of $0.1 million for the three months ended December 31, 2010.
Depreciation expense increased $1.0 million for the three months ended December 31, 2010 primarily due to assets placed in service during the three months ended September 30, 2010 for our curriculum transformation and at our Dallas/Ft. Worth, Texas campus.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2010 were $46.8 million, representing an increase of $7.3 million as compared to $39.5 million for the three months ended December 31, 2009. Our selling, general and administrative expenses for the three months ended December 31, 2010 and 2009 for our Dallas/Ft. Worth, Texas campus were $1.6 million and $0.4 million, respectively, including corporate allocations of $1.2 million and $0.4 million, respectively.
The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended
	December 31,
	2010	2009
	(In thousands)
Compensation and related costs	$25,475	$23,584
Advertising expense	8,029	5,868
Other selling, general and administrative expenses	7,896	6,163
Bad debt expense	2,283	1,495
Depreciation expense	1,740	1,047
Contract services expense	1,335	1,382

	$46,758	$39,539

Total compensation and related costs increased by approximately $1.9 million for the three months ended December 31, 2010 as a result of an increase in the number of information technology staff to support the transformation of our Automotive Technology and Diesel Technology program curricula. Total compensation and related costs for our Dallas/Ft. Worth, Texas campus were $0.7 million including corporate allocations of $0.4 million for the three months ended December 31, 2010 and $0.3 million including corporate allocations of $0.2 million for the three months ended December 31, 2009.
Advertising expense increased $2.2 million the three months ended December 31, 2010 primarily due to higher overall advertising rates for television and an increase in our spend on internet media. We expect our advertising expense to remain in the range of approximately 7% — 8% of revenues for the full year.
Bad debt expense increased $0.8 million for the three months ended December 31, 2010, due to an increase in outstanding balances at the time students withdrew from school during the period.
Income taxes. Our provision for income taxes for the three months ended December 31, 2010 was $6.8 million, or 39.9% of pre-tax income, compared with $6.0 million, or 39.1% of pre-tax income, for the three months ended December 31, 2009. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.
Liquidity and Capital Resources
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our existing operations through the next 12 months.
We believe that the strategic use of our cash resources includes funding our new campus as well as subsidizing funding alternatives for our students. In addition, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions and other potential uses of cash. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $82.8 million at December 31, 2010.
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
Operating Activities
Our net cash provided by operating activities was $11.7 million and $17.4 million for the three months ended December 31, 2010 and 2009, respectively. The decrease was primarily attributable to changes in our operating assets and liabilities.
During the three months ended December 31, 2010, the changes in our operating assets and liabilities resulted in cash outflows of $10.4 million. The outflows were a result of an $11.9 million decrease in accounts payable and accrued expenses primarily attributable to annual bonus payments. The outflows were also attributable to a decrease of $5.5 million in deferred revenue primarily due to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program. We had a cash inflow of $5.0 million as a result of being in a payable position rather than a receivable position for income taxes.

During the three months ended December 31, 2009, the changes in our operating assets and liabilities resulted in cash inflows of $0.8 million. The inflows were a result of an increase of $6.5 million in deferred revenue primarily due to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program and a $4.4 million increase in income tax payable. A $9.3 million decrease in accounts payable and accrued expenses resulted in a use of cash primarily attributable to annual bonus payments.
Investing Activities
During the three months ended December 31, 2010, cash used in investing activities was $2.2 million and was primarily related to our investment in our Automotive Technology and Diesel Technology program curricula as well as new and replacement training equipment for our ongoing operations and purchases of investments. We had cash inflows from proceeds received upon maturity of investments.
During the three months ended December 31, 2009, cash used in investing activities was $12.5 million and was primarily related to purchases of investments and our investment in our Automotive Technology and Diesel Technology program curricula as well as new and replacement training equipment for our ongoing operations.
Financing Activities
During the three months ended December 31, 2010 and 2009, cash used in or provided by financing activities was primarily attributable to activity in employee stock plans.
Seasonality and Trends
Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third quarter than in the remainder of our year because fewer students are enrolled during the summer months. Additionally, our schools have had higher student populations in our fourth quarter than in the remainder of the year because more students enroll during this period. Our expenses, however, do not vary significantly with changes in student population and revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. In addition, our revenues for the first quarter ending December 31 are impacted by the closure of our campuses for a week in December for a holiday break and, accordingly, we do not earn revenue during that closure period.
Operating income is negatively impacted during the initial start up of new campus openings. We incur sales and marketing costs as well as campus personnel costs in advance of the campus opening. Typically we begin to incur such costs approximately 12 to 15 months in advance of the campus opening, with the majority of the costs being incurred in the nine month period prior to a campus opening.

Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2010 Annual Report on Form 10-K, filed with the SEC on December 1, 2010. During the three months ended December 31, 2010 there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
Recent accounting pronouncements are disclosed in our 2010 Annual Report on Form 10-K, filed with the SEC on December 1, 2010. During the three months ended December 31, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since September 30, 2010. For a discussion of our exposure to market risk, refer to our 2010 Annual Report on Form 10-K, filed with the SEC on December 1, 2010.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. RISK FACTORS
In addition to the other information set forth in this report, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on December 1, 2010, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The summary purchase of equity securities for the three months ended December 31, 2010 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate Dollar
			(c) Total Number	Value of Shares that
	(a) Total		of Shares	May Yet Be Purchased
	Number of	(b) Average	Purchased as	Under the Plans Or
	Shares	Price Paid	Part of Publicly	Programs
Period	Purchased(1)	per Share	Announced Plans	(In thousands)(2)
October 2010	—	$—	—	$23,660
November 2010	2,869	$19.64	—	$23,660
December 2010	1,610	$20.02	—	$23,660

Total	4,479		—	$23,660

(1)
Represents shares of common stock withheld by us as payment of taxes on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: February 4, 2011	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)