Form 10-Q
period 2011-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2011-05-04
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31923

UNIVERSAL TECHNICAL INSTITUTE, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0226984

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
16220 North Scottsdale Road, Suite 100
Scottsdale, Arizona 85254
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 28, 2011, there were 24,447,433 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

Special Note Regarding Forward-Looking Statements
This report contains forward-looking information about our financial results, estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They often include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future regulatory initiatives, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results.
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

ii

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2011	2010
	($’s in thousands)
Assets
Current assets:
Cash and cash equivalents	$52,676	$48,974
Investments, current portion	34,644	28,528
Receivables, net	29,849	19,253
Deferred tax assets	6,777	8,840
Prepaid expenses and other current assets	10,409	9,836

Total current assets	134,355	115,431

Investments, less current portion	4,541	3,596
Property and equipment, net	106,186	99,040
Goodwill	20,579	20,579
Other assets	4,636	3,853

Total assets	$270,297	$242,499

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$48,772	$53,906
Deferred revenue	68,569	63,276
Accrued tool sets	5,080	5,066
Other current liabilities	67	66

Total current liabilities	122,488	122,314

Deferred tax liabilities	2,607	933
Deferred rent liability	10,105	5,621
Other liabilities	5,501	5,239

Total liabilities	140,701	134,107

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,272,659 shares issued and 24,402,433 shares outstanding at March 31, 2011 and 29,148,585 shares issued and 24,278,359 shares outstanding at September 30, 2010	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	153,965	150,012
Treasury stock, at cost, 4,870,226 shares at March 31, 2011 and September 30, 2010	(76,506)	(76,506)
Retained earnings	52,134	34,883

Total shareholders’ equity	129,596	108,392

Total liabilities and shareholders’ equity	$270,297	$242,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Net revenues	$114,161	$105,631	$231,608	$209,153

Operating expenses:
Educational services and facilities	57,692	51,593	111,528	100,520
Selling, general and administrative	45,079	44,154	91,837	83,693

Total operating expenses	102,771	95,747	203,365	184,213

Income from operations	11,390	9,884	28,243	24,940

Other income (expense):
Interest income, net	55	74	143	118
Other income	125	116	255	251

Total other income	180	190	398	369

Income before income taxes	11,570	10,074	28,641	25,309
Income tax expense	4,575	4,028	11,390	9,983

Net income	$6,995	$6,046	$17,251	$15,326

Earnings per share:
Net income per share — basic	$0.29	$0.25	$0.71	$0.64

Net income per share — diluted	$0.28	$0.25	$0.70	$0.63

Weighted average number of shares outstanding:
Basic	24,366	23,957	24,323	23,891

Diluted	24,668	24,497	24,629	24,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2010	29,149	$3	$150,012	4,870	$(76,506)	$34,883	$108,392
Net income	—	—	—	—	—	17,251	17,251
Issuance of common stock under employee plans	143	—	493	—	—	—	493
Shares withheld for payroll taxes	(19)	—	(348)	—	—	—	(348)
Tax benefit from employee stock plans	—	—	255	—	—	—	255
Stock-based compensation	—	—	3,553	—	—	—	3,553

Balance at March 31, 2011	29,273	$3	$153,965	4,870	$(76,506)	$52,134	$129,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$17,251	$15,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,228	8,834
Amortization of held-to-maturity investments	479	729
Bad debt expense	3,802	2,979
Stock-based compensation	3,515	3,341
Excess tax benefit from stock-based compensation	(339)	(1,311)
Deferred income taxes	3,737	(319)
Loss on disposal of property and equipment	788	80
Changes in assets and liabilities:
Receivables	(10,931)	441
Prepaid expenses and other current assets	(731)	(411)
Other assets	(789)	79
Accounts payable and accrued expenses	(7,079)	(4,672)
Deferred revenue	5,293	2,309
Income tax receivable	(3,212)	(2,421)
Accrued tool sets and other current liabilities	15	527
Deferred rent liability	4,484	(35)
Other liabilities	358	(247)

Net cash provided by operating activities	28,869	25,229

Cash flows from investing activities:
Purchase of property and equipment	(18,151)	(14,567)
Proceeds from disposal of property and equipment	40	1
Purchase of investments	(26,200)	(26,484)
Proceeds received upon maturity of investments	18,660	4,874

Net cash used in investing activities	(25,651)	(36,176)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	493	3,314
Payment of payroll taxes on stock-based compensation through shares withheld	(348)	(523)
Excess tax benefit from stock-based compensation	339	1,311

Net provided by financing activities	484	4,102

Net increase (decrease) in cash and cash equivalents	3,702	(6,845)
Cash and cash equivalents, beginning of period	48,974	56,199

Cash and cash equivalents, end of period	$52,676	$49,354

Supplemental disclosure of cash flow information:
Taxes paid	$10,866	$12,751

Training equipment obtained in exchange for services	$482	$382

Accrued capital expenditures	$1,945	$(1,207)

Capitalized stock-based compensation	$38	$42

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
2. Government Regulation and Financial Aid
On October 29, 2010, the Department of Education (ED) issued new regulations pertaining to certain aspects of the administration of Title IV Programs, regulations which, with minor exceptions, become effective July 1, 2011. ED previously announced that it was delaying until 2011 publication of additional regulations concerning students’ gainful employment in recognized occupations, which are expected to become effective July 1, 2012 . ED has since issued interpretive guidance on the final regulations in the form of multiple Dear Colleague Letters to institutions. However, there remains uncertainty in how various aspects of the new regulations will be interpreted and applied which could increase the risk that ED could seek to impose monetary or other sanctions on us if it believed we were not in full compliance with all aspects of the new regulations.
We have devoted significant effort to understanding the effects of the new regulations on our business and to developing compliant solutions that are also congruent with our business, culture and mission to serve our students and industry partners. However, these solutions, and the development of additional solutions based on further analysis and interpretive guidance related to implementation and compliance with these final rules, including but not limited to, gainful employment, compensation, the definition of a credit hour, state authorization and the broadened definition of misrepresentation, may have a material impact on the manner in which we conduct our business, our student populations and nature of our programs, financial condition, cash flows, results of operations and stock price.
ED issued a Dear Colleague Letter (DCL) dated March 18, 2011 which created open questions and interpretive issues with respect to the final regulations related to determining what will constitute a credit hour. We may not be able to obtain sufficient guidance from ED or our accreditor prior to July 1, 2011 to understand and implement the definition of a credit hour based on the Carnegie Unit or its equivalent as required by the new regulations and the DCL. Students attending credit hour programs of study that are unable to meet the measurements under the Carnegie definition or its equivalent will likely receive less funds from the Title IV Programs to pay their cost of education with respect to those programs of study. Students interested in those programs of study and those affected by the reduction of year round Pell funding may have to use other non-Title IV Program funding, with such funding potentially being more expensive or unavailable and may include increased usage of our proprietary loan program.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
Furthermore, we have made modifications to our employee compensation structures to comply with the elimination of the safe harbors in the current regulations and such modifications will be effective by July 1, 2011. Other companies in the industry have experienced and reported material adverse impacts to their business when changes to compensation have been implemented, but we cannot fully predict whether we will experience a similar impact given our dissimilar solutions, culture and timing, nor can we predict how significant any such impact will be. Our operating costs have and will change materially as we adjust compensation in a manner that we believe to be fair and compliant.
Interpretation of the new regulations is subject to change as ED provides further guidance and clarification. Existing or future understanding could be different from ED’s interpretations and thus lead to changes in our operations, fines, restrictions or litigation, and such efforts or differences could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.
3. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K filed with the SEC on December 1, 2010.
The unaudited condensed consolidated financial statements include the accounts of Universal Technical Institute, Inc. (UTI) and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
We lease substantially all of our administrative and educational facilities under operating lease agreements. Some lease agreements contain tenant improvement allowances, free rent periods or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, we record a deferred rent liability on the consolidated balance sheets and record rent expense evenly over the initial term of the lease.
In September 2010, we entered into a leasing arrangement to relocate our headquarters during the second quarter of 2011. The lease included incentives such as a leasehold improvement allowance, moving allowance, and free rent periods which will be recognized on a straight-line basis over the initial lease term resulting in a $4.5 million increase in deferred rent.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
4. Investments
We invest in pre-funded municipal bonds which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. Additionally, we invest in certificates of deposit issued by financial institutions and corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intent to hold our investments until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost. We measure fair value for these instruments using quoted market prices for identical assets (Level 1).
The amortized cost and estimated fair market value for investments classified as held-to-maturity at March 31, 2011 are as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value

Certificates of deposit due in less than 1 year	$9,679	$2	$—	$9,681
Certificates of deposit due in 1- 2 years	4,541	—	—	4,541
Municipal bonds due in less than 1 year	17,164	1	(10)	17,155
Corporate bonds due in less than 1 year	7,801	—	(9)	7,792

	$39,185	$3	$(19)	$39,169

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
At March 31, 2011, we held $32.1 million in money market mutual funds, municipal bonds and certificates of deposit which are classified within cash and cash equivalents in our consolidated balance sheet. We measure fair value for these instruments using quoted market prices for identical assets (Level 1).
6. Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months and six months ended March 31, 2011, 998,291 shares and 1,008,316 shares, respectively, and for the three months and six months ended March 31, 2010, 641,726 shares and 706,407 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.
The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)
Weighted average number of shares
Basic shares outstanding	24,366	23,957	24,323	23,891
Dilutive effect related to employee stock plans	302	540	306	510

Diluted shares outstanding	24,668	24,497	24,629	24,401

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
7. Property and Equipment, net
Property and equipment, net consist of the following:

	Depreciable	March 31,	September 30,
	Lives (in years)	2011	2010

Land	—	$1,456	$1,456
Building and building improvements	35	13,622	13,269
Leasehold improvements	1-28	42,280	37,806
Training equipment	3-10	76,873	71,255
Office and computer equipment	3-10	38,810	38,397
Software developed for internal use	3-5	11,342	11,292
Curriculum development	5	16,083	14,726
Vehicles	5	770	726
Construction in progress	—	6,516	3,032

		207,752	191,959
Less accumulated depreciation and amortization		(101,566)	(92,919)

		$106,186	$99,040

8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31,	September 30,
	2011	2010

Accounts payable	$5,208	$9,147
Accrued compensation and benefits	30,073	35,854
Other accrued expenses	13,491	8,905

	$48,772	$53,906

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
In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.2 million and $0.4 million during the three months and six months ended March 31, 2011, respectively, and $0.2 million and $0.4 million during the three months and six months ended March 31, 2010, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are presented net and therefore are effectively not recognized in our consolidated balance sheets. Our presentation will be reevaluated when sufficient collection history has been obtained.
The following table aggregates the impact of our proprietary loan program on tuition revenue and interest income in our Condensed Consolidated Income Statements from inception through the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,		Inception
	2011	2010	2011	2010	to date

Tuition revenue and interest income excluded	$2,030	$2,932	$4,390	$5,931	$25,017
Amounts collected and recognized	(210)	(64)	(352)	(83)	(663)
Amounts written-off	(1,169)	(482)	(2,917)	(670)	(5,344)

Aggregate amount excluded during the period	$651	$2,386	$1,121	$5,178	$19,010

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
Our Board of Directors authorized the extension of up to an aggregate of $40.0 million of credit under our proprietary loan program. At March 31, 2011, we have used approximately $27.4 million by either providing or committing to provide loans to our students. We monitor the aggregate amount approved under this program and may make changes in future periods.
The balance outstanding under the program includes loans outstanding and interest and origination fees which are not reflected in our condensed consolidated balance sheets.
The following table summarizes the activity in our proprietary loan program for the period indicated:

	Six Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$23,301	$14,671
Loans extended	3,032	6,104
Interest accrued	1,064	811
Amounts collected and recognized	(352)	(83)
Amounts written off	(2,917)	(670)

Balance at end of period	$24,128	$20,833

10. Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by the Board of Directors and have the right to one vote per share on all matters requiring shareholder approval.
Stock Repurchase Program
In previous years, our Board of Directors authorized the repurchase of up to $70.0 million of our common stock. Through March 31, 2011, we have purchased 3.4 million shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program. We did not make any purchases during the six months ended March 31, 2011.

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
Summary information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net revenues
Postsecondary education	$111,989	$103,564	$227,443	$204,391
Other	2,172	2,067	4,165	4,762

Consolidated	$114,161	$105,631	$231,608	$209,153

Income (loss) from operations
Postsecondary education	$12,533	$10,875	$30,149	$26,459
Other	(1,143)	(991)	(1,906)	(1,519)

Consolidated	$11,390	$9,884	$28,243	$24,940

Depreciation and amortization
Postsecondary education	$5,998	$4,320	$11,944	$8,499
Other	148	142	284	335

Consolidated	$6,146	$4,462	$12,228	$8,834

Net Income (loss)
Postsecondary education	$7,668	$6,624	$18,363	$16,202
Other	(673)	(578)	(1,112)	(876)

Consolidated	$6,995	$6,046	$17,251	$15,326

Goodwill
Postsecondary education	$20,579	$20,579	$20,579	$20,579
Other	—	—	—	—

Consolidated	$20,579	$20,579	$20,579	$20,579

Total assets
Postsecondary education	$267,783	$235,211	$267,783	$235,211
Other	2,514	2,644	2,514	2,644

Consolidated	$270,297	$237,855	$270,297	$237,855

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2010 Annual Report on Form 10-K filed with the SEC on December 1, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” included in Part II, Item IA of this report.
2011 Overview
Operations
Our average undergraduate full-time student enrollment increased 3.3% to 18,800 students and 5.9% to 19,600 students for the three months and six months ended March 31, 2011, respectively, resulting in revenue growth of 8.1% and 10.7%, respectively. Our revenues for the three months and six months ended March 31, 2011 were $114.2 million and $231.6 million, respectively, increases of $8.5 million and $22.5 million, respectively, from the prior year. Our net income for the three months and six months ended March 31, 2011 was $7.0 million and $17.3 million, respectively, increases of $0.9 million and $1.9 million, respectively, from the prior year. The increase in revenues for the three months and six months ended March 31, 2011 was primarily due to an increase in tuition rates and an increase in average undergraduate full-time student enrollment. Our revenues for the three months and six months ended March 31, 2011 excluded $1.5 million and $3.3 million, respectively, of tuition revenue related to students participating in our proprietary loan program.
Our operating results were impacted by an overall increase in compensation and benefits for the three months and six months ended March 31, 2011 due to an increase in our staffing levels in order to meet the increase in our average undergraduate full-time student enrollment. This increase was partially offset by a decrease during the three months ended March 31, 2011 as a result of modifications we are making to our compensation plans in response to the final regulations issued by the Department of Education (ED) in October 2010 which become effective July 1, 2011 and are discussed in the Regulatory Environment section below. The modifications resulted in a decrease in compensation and related costs of $2.3 million during the three months ended March 31, 2011, of which a $3.2 million decrease was recorded in selling, general and administrative expenses and a $0.9 million increase was recorded in educational services and facilities. We anticipate the modifications to the compensation plans for our Admissions organization combined with the change in the number of admissions representatives to decrease compensation and related expense for that organization by approximately $6.0 million during the year ended September 30, 2011, compared to the year ended September 30, 2010. Furthermore, if the number of our admissions representatives remains consistent during the year ended September 30, 2012, we anticipate an increase of approximately $6.0 million in compensation and related expenses. Specific to bonus plans for the remainder of the organization, we anticipate the modifications to compensation plans will decrease compensation and related expense by approximately $2.0 million during the year ended September 30, 2011, as compared to the year ended September 30, 2010.
Student starts for the three months and six months ended March 31, 2011 were 3,600 and 7,000, respectively, decreases of 12.4% and 12.8%, respectively, as compared to 4,100 and 8,000 for the three months and six months ended March 31, 2010, respectively. The decrease in starts was partially due to a decrease in student applications in the prior year and the result of certain economic and regulatory challenges. The general U.S. economic conditions, including the depth and longevity of unemployment impacting our typical student demographic, may be negatively impacting our operating results while it may be positively impacting our student outcome results. We anticipate new students for the year will be below fiscal 2010 levels producing single-digit revenue growth for the year. Given the lower than anticipated student populations, we are evaluating implementing meaningful cost structure changes during the second half of the year. With a heightened focus on improving efficiencies and cost containment we still expect operating margins for the year in the range of 11% to 13%. This guidance excludes any impact from new regulations which we cannot estimate at this time. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Regulatory Environment
On October 29, 2010, ED issued new regulations pertaining to certain aspects of the administration of Title IV Programs, regulations which, with minor exceptions, become effective July 1, 2011. ED previously announced that it was delaying until 2011 publication of additional regulations concerning students’ gainful employment in recognized occupations, which are expected to become effective July 1, 2012. ED has since issued interpretive guidance on the final regulations in the form of multiple Dear Colleague Letters to institutions. However, there remains uncertainty in how various aspects of the new regulations will be interpreted and applied, which could increase the risk that ED could seek to impose monetary or other sanctions on us if it believed we were not in full compliance with all aspects of the new regulations.
We have devoted significant effort to understanding the effects of the new regulations on our business and to developing compliant solutions that are also congruent with our business, culture and mission to serve our students and industry partners. However, these solutions, and the development of additional solutions based on further analysis and interpretive guidance related to implementation and compliance with these final rules, including but not limited to gainful employment, compensation, the definition of a credit hour, state authorization and the broadened definition of misrepresentation, may have a material impact on the manner in which we conduct our business, our student populations, and the nature of our programs, financial condition, cash flows, results of operations and stock price.
ED issued a Dear Colleague Letter (DCL) dated March 18, 2011 that created open questions and interpretive issues with respect to the final regulations related to determining what will constitute a credit hour. We may not be able to obtain sufficient guidance from ED or our accreditor prior to July 1, 2011 to understand and implement the definition of a credit hour based on the Carnegie Unit or its equivalent as required by the new regulations and the DCL. Students attending credit hour programs of study that are unable to meet the measurements under the Carnegie definition or its equivalent will likely receive less funds from the Title IV Programs to pay their cost of education with respect to those programs of study. Students interested in those programs of study and those affected by the reduction of year round Pell funding may have to use other non-Title IV Program funding, with such funding potentially being more expensive or unavailable and which may include increased usage of our proprietary loan program.
Furthermore, we have made modifications to our employee compensation structures to comply with the elimination of the safe harbors in the current regulations and such modifications will be effective by July 1, 2011. Other companies in the industry have experienced and reported material adverse impacts to their business when changes to compensation have been implemented, but we cannot fully predict whether we will experience a similar impact given our dissimilar solutions, culture and timing, nor can we predict how significant any such impact will be. Our operating costs have and will change materially as we adjust compensation in a manner that we believe to be fair and compliant (please see Overview; Operations).
Interpretation of the new regulations is subject to change as ED provides further guidance and clarification. Existing or future understanding could be different from ED’s interpretations and thus lead to changes in our operations, fines, restrictions or litigation, and such efforts or differences could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Curriculum Transformation
We are transforming our Automotive Technology and Diesel Technology II program curricula to a blend of daily instructor-led theory and hands-on lab training complemented by interactive web-based learning, which is reflective of current industry training methods and standards. In addition to improving the overall educational experience for our students, the new curricula offer more convenience and training flexibility for our students while meeting industry standards. We began offering the new curricula at the Dallas/Ft. Worth, Texas campus at the time of opening and we intend to integrate the new curricula at our other campuses in the future, starting with one of our other campuses which teaches Automotive/Diesel Technology programs, as early as the second quarter of 2012. To date we have invested approximately $18.3 million for this transformation and anticipate investing within the range of $1.0 million to $2.0 million during the remainder of 2011.
Graduate Placement
Securing employment opportunities in industry for our graduates is critical to our ability to help our graduates benefit from their education. Accordingly, we dedicate significant resources to maintaining an effective graduate placement team. Our campus-based staff instruct active students on employment search and interviewing skills, facilitate employer visits to campuses, provide access to reference materials and assist with the composition of resumes. We also have a centralized department whose focus is to develop job opportunities and referrals. We believe that our employment services program provides our students with a more compelling value proposition and enhances the employment opportunities for our graduates. Our consolidated placement rate for 2010 graduates improved 530 basis points during the three months ended March 31, 2011 when compared to the placement rate for 2009 graduates during the three months ended March 31, 2010.
Results of Operations
The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	50.5%	48.8%	48.1%	48.1%
Selling, general and administrative	39.5%	41.8%	39.7%	40.0%

Total operating expenses	90.0%	90.6%	87.8%	88.1%

Income from operations	10.0%	9.4%	12.2%	11.9%

Interest income	0.0%	0.0%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%

Total other income	0.1%	0.1%	0.2%	0.2%

Income before income taxes	10.1%	9.5%	12.4%	12.1%
Income tax expense	4.0%	3.8%	5.0%	4.8%

Net income	6.1%	5.7%	7.4%	7.3%

We opened a new campus in Dallas/Ft. Worth, Texas in June 2010. For the three months and six months ended March 31, 2011, this campus had revenues of $2.5 million and $4.3 million, respectively, and operating expenses of $3.7 million and $6.9 million, respectively, including corporate allocations of $1.6 million and $3.1 million, respectively. For the three months and six months ended March 31, 2010, this campus had operating expenses of $1.0 million and $1.6 million, respectively, including corporate allocations of $0.6 million and $1.0 million, respectively.
Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months and six months ended March 31, 2011 were $17.9 million and $41.1 million, respectively, as compared to $14.7 million and $34.5 million for the three months and six months ended March 31, 2010, respectively. EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose to investors this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, such measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure are significant components in understanding and assessing financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.
EBITDA reconciles to net income as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)
Net income	$6,995	$6,046	$17,251	$15,326
Interest income, net	(55)	(74)	(143)	(118)
Income tax expense	4,575	4,028	11,390	9,983
Depreciation and amortization	6,355	4,690	12,645	9,320

EBITDA	$17,870	$14,690	$41,143	$34,511

Return on equity for the trailing four quarters ended March 31, 2011 was 26.2% compared to 25.6% percent for the trailing four quarters ended September 30, 2010. Return on equity is calculated as the sum of net income for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Average undergraduate full-time student enrollment	18,800	18,200	19,600	18,500
Total seats available	29,500	25,500	29,500	25,500
Average capacity utilization	63.7%	71.4%	66.4%	72.5%
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
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 and Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010
Revenues. Our revenues for the three months ended March 31, 2011 were $114.2 million, representing an increase of $8.5 million, or 8.1%, as compared to revenues of $105.6 million for the three months ended March 31, 2010. This increase was a result of tuition rate increases between 3% and 5%, depending on the program, and an increase in the average undergraduate full-time student enrollment of 3.3%. Our revenues for the three months ended March 31, 2011 and 2010 excluded $1.5 million and $2.5 million, respectively, of tuition revenue related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. We recognized revenue and interest of $0.2 million under the program during the three months ended March 31, 2011 and minimal amounts during the three months ended March 31, 2010.
Our revenues for the six months ended March 31, 2011 were $231.6 million, representing an increase of $22.5 million, or 10.7%, as compared to net revenues of $209.2 million for the six months ended March 31, 2010. This increase was a result of an increase in the average undergraduate full-time student enrollment of 5.9% as well as tuition increases between 3% and 5%, depending on the program. Our revenues for the six months ended March 31, 2011 and 2010 excluded $3.3 million and $5.1 million, respectively, of tuition revenue related to students participating in our proprietary loan program. We recognized revenue and interest of $0.3 million under the program during the six months ended March 31, 2011, and minimal amounts during the six months ended March 31, 2010.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and six months ended March 31, 2011 were $57.7 million and $111.5 million, respectively, an increase of $6.1 million and $11.0 million, respectively, as compared to $51.6 million and $100.5 million for the three months and six months ended March 31, 2010, respectively. Our educational services and facilities expenses for the three months and six months ended March 31, 2011 for our Dallas/Ft. Worth, Texas campus were $2.0 million and $3.6 million, respectively, including corporate allocations of $0.3 million and $0.5 million, respectively; for the three months and six months ended March 31, 2010, the expenses were $0.2 million and $0.4 million, respectively, including minimal corporate allocations.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)
Compensation and related costs	$32,022	$27,364	$60,468	$53,183
Occupancy costs	9,037	8,838	18,126	17,774
Other educational services and facilities expenses	5,865	5,852	11,453	11,047
Depreciation expense	4,714	3,599	9,261	7,180
Tools and training aids expense	2,954	3,038	6,283	5,749
Supplies and maintenance	3,100	2,902	5,937	5,587

	$57,692	$51,593	$111,528	$100,520

Compensation and related costs increased $4.7 million and $7.3 million during the three months and six months ended March 31, 2011, respectively, and was primarily due to the addition of instructors to support our higher average undergraduate full-time student enrollment, additional staff dedicated to student outcomes as well as the modifications to our compensation plans discussed previously. Compensation and related costs for our Dallas/Ft. Worth, Texas campus were $0.8 million and $1.4 million for the three months and six months ended March 31, 2011, including corporate allocations of $0.1 million and $0.2 million, respectively; the expenses were minimal for the three months and six months ended March 31, 2010.
Depreciation expense increased $1.1 million and $2.1 million for the three months and six months ended March 31, 2011, respectively, and was primarily due to the addition of assets related to our Automotive Technology and Diesel Technology II curriculum project and the opening of our Dallas/Ft. Worth, Texas campus during the last half of 2010. Depreciation expense related to our Automotive Technology and Diesel Technology II curriculum was $0.7 million and $1.4 million for the three months and six months ended March 31, 2011, respectively and for our Dallas/Ft. Worth, Texas campus was $0.3 million and $0.6 million for the three months and six months ended March 31, 2011, respectively.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and six months ended March 31, 2011 were $45.1 million and $91.8 million, respectively, representing an increase of $0.9 million and $8.1 million, respectively, as compared to $44.2 million and $83.7 million for the three months and six months ended March 31, 2010, respectively. Our selling, general and administrative expenses for the three months and six months ended March 31, 2011 for our Dallas/Ft. Worth, Texas campus were $1.7 million and $3.3 million, respectively, including corporate allocations of $1.3 million and $2.5 million, respectively; for the three months and six months ended March 31, 2010, the expenses were $0.7 million and $1.2 million, respectively, including corporate allocations of $0.6 million and $0.9 million, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)
Compensation and related costs	$23,816	$24,960	$49,291	$48,544
Advertising expense	8,736	9,021	16,765	14,889
Other selling, general and administrative expenses	7,933	6,382	15,829	12,544
Bad debt expense	1,519	1,483	3,802	2,979
Depreciation expense	1,639	1,088	3,379	2,135
Contract services expense	1,436	1,220	2,771	2,602

	$45,079	$44,154	$91,837	$83,693

Compensation and related costs decreased by $1.1 million for the three months ended March 31, 2011 primarily due to modifications to our compensation plans discussed previously. Compensation and related costs increased by $0.7 million for the six months ended March 31, 2011 primarily due to an increase in the number of staff to support the transformation of our Automotive Technology and Diesel Technology II program curricula, increases which were partially offset by the compensation changes noted above. Our compensation and related costs for the three months and six months ended March 31, 2011 for our Dallas/Ft. Worth, Texas campus were $0.6 million and $1.3 million, respectively, including corporate allocations of $0.3 million and $0.7 million, respectively; for the three months and six months ended March 31, 2010, the expenses were $0.4 million and $0.7 million, respectively, including corporate allocations of $0.3 million and $0.5 million, respectively.
Advertising expense increased $1.9 million for the six months ended March 31, 2011 primarily due to an increase in our spending on internet media. We expect our advertising expense to remain in the range of approximately 8.0% — 9.0% of revenues for the remainder of the year, and approximately 7.5% — 8.5% of revenues for the full year.
Depreciation expense increased $1.2 million for the six months ended March 31, 2011 primarily related to the addition of software developed for internal use, acceleration of depreciation related to the move of our corporate offices in March 2011 and investments in information technology infrastructure.
Income taxes. Our provision for income taxes for the three months and six months ended March 31, 2011 was $4.6 million, or 39.5% of pre-tax income, and $11.4 million, or 39.8% of pre-tax income, respectively. Our provision for income taxes for the three months and six months ended March 31, 2010 was $4.0 million, or 40.0% of pre-tax income, and $10.0 million, or 39.4% of pre-tax income, respectively. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.
Liquidity and Capital Resources
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our existing operations through the next 12 months.

We believe that the strategic use of our cash resources includes funding our new campus as well as subsidizing funding alternatives for our students. In addition, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions and other potential uses of cash. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $87.3 million at March 31, 2011.
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
Operating Activities
Six months ended March 31, 2011
For the six months ended March 31, 2011, our cash flows provided by operating activities were $28.9 million resulting from net income of $17.3 million with adjustments of $24.2 million for non-cash and other items which were offset by $12.6 million related to the change in our operating assets and liabilities.
For the six months ended March 31, 2011, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $12.2 million, substantially all of which was depreciation, bad debt expense of $3.8 million, stock-based compensation of $3.5 million, and deferred income taxes of $3.7 million
Six months ended March 31, 2010
For the six months ended March 31, 2010, our cash flows provided by operating activities were $25.2 million resulting from net income of $15.3 million with adjustments of $14.3 million for non-cash and other items which were offset by $4.4 million related to the change in our operating assets and liabilities.
For the six months ended March 31, 2010, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $8.8 million, substantially all of which was depreciation, bad debt expense of $3.0 million, and stock-based compensation of $3.3 million.
Changes in operating assets and liabilities
Six months ended March 31, 2011
For the six months ended March 31, 2011, changes in our operating assets and liabilities resulted in cash outflows of $12.6 million and were primarily attributable to changes in receivables, accounts payable and accrued expenses and income tax receivable, partially offset by changes in deferred revenue and deferred rent.
The increase in our receivables resulted in a use of cash of $10.9 million. This was primarily due to the timing of the receipt of financial aid funding.
The decrease in accounts payable and accrued expenses resulted in a use of cash of $7.1 million and was primarily due to the timing of our payroll cycle, payments of 2010 bonuses and the modifications to our compensation plans.

The change in income tax from a payable position to a receivable position resulted in cash used of $3.2 million and was primarily due to the timing of tax payments.
The increase in deferred revenue resulted in cash provided of $5.3 million. The increase was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2011 compared to September 30, 2010.
In September 2010, we entered into a leasing arrangement to relocate our headquarters during the second quarter of 2011. The lease included incentives such as a leasehold improvement allowance, moving allowance, and free rent periods which will be recognized on a straight-line basis over the initial lease term resulting in a $4.5 million increase in deferred rent.
Six months ended March 31, 2010
For the six months ended March 31, 2010, changes in our operating assets and liabilities resulted in cash outflows of $4.4 million and were primarily attributable to changes in accounts payable and accrued expenses and income tax receivable, partially offset by changes in deferred revenue.
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
The change in income tax from a payable position to a receivable position resulted in cash used of $2.4 million and was primarily due to the timing of tax payments.
The increase in deferred revenue resulted in cash provided of $2.3 million. The increase was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2010 compared to September 30, 2009.
Investing Activities
Six months ended March 31, 2011
For the six months ended March 31, 2011, cash used in investing activities was $25.7 million and was primarily related to our investment of $18.1 million in office leasehold improvements, our Automotive Technology and Diesel Technology II program curricula and in new and replacement training equipment for our ongoing operations. We had cash outflows of $26.2 million for purchases of investments, and cash inflows of $18.7 from proceeds received upon maturity of investments.
Six months ended March 31, 2010
For the six months ended March 31, 2010, cash used in investing activities was $36.2 million and was primarily related to our investment of $26.5 million in pre-funded municipal bonds and certificates of deposit partially offset by $4.9 million of proceeds received upon the maturity of investments, all of which were re-invested. Additionally, we invested $14.6 million for the purchase of property and equipment associated with information technology projects, curriculum development, campus improvements and ongoing replacement of equipment related to student training.

Financing Activities
Six months ended March 31, 2011 and 2010
During the six months ended March 31, 2011 and 2010, cash used in or provided by financing activities was primarily attributable to activity in our stock-based compensation plans.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2010 Annual Report on Form 10-K, filed with the SEC on December 1, 2010. During the six months ended March 31, 2011 there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
Recent accounting pronouncements are disclosed in our 2010 Annual Report on Form 10-K, filed with the SEC on December 1, 2010. During the six months ended March 31, 2011 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information set forth in this report, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our Annual Report on Form 10-K filed with the SEC on December 1, 2010 and as updated below, which could materially affect our business, financial condition or operating results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes the purchase of equity securities for the three months ended March 31, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate Dollar
			(c) Total Number	Value of Shares that
	(a) Total		of Shares	May Yet Be Purchased
	Number of	(b) Average	Purchased as	Under the Plans Or
	Shares	Price Paid	Part of Publicly	Programs
Period	Purchased(1)	per Share	Announced Plans	(In thousands)(2)
January 2011	442	$19.75	—	$23,660
February 2011	13,641	$18.38	—	$23,660
March 2011	—		—	$23,660

Total	14,083		—	$23,660

(1)
Represents shares of common stock withheld by us as payment of taxes on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

(2)	Our Board of Directors has authorized the repurchase of up to $70.0 million of our common stock in the open market or through privately negotiated transactions.

Item 6.	EXHIBITS

Number	Description

10.1	Employment Agreement, dated March 7, 2011, between the Company and Kimberly J. McWaters. (Incorporated by reference to the Form 8-K filed by the Registrant on March 8, 2011).

10.2	Employment Agreement, dated March 7, 2011, between the Company and Eugene S. Putnam, Jr. (Incorporated by reference to the Form 8-K filed by the Registrant on March 8, 2011).

10.3	Employment Agreement, dated March 7, 2011, between the Company and John C. White. (Incorporated by reference to the Form 8-K filed by the Registrant on March 8, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: May 4, 2011	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)