Form 10-Q
period 2011-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2011-07-28
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 22, 2011, there were 24,578,849 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

Page
Number
Special Note Regarding Forward-Looking Statements	ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2011 and September 30, 2010 (unaudited)	1

Condensed Consolidated Income Statements for the three months and nine months ended June 30, 2011 and 2010 (unaudited)	2

Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2011 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

SIGNATURES	31
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

ii

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2011	2010
	($’s in thousands)
Assets
Current assets:
Cash and cash equivalents	$37,141	$48,974
Investments, current portion	40,391	28,528
Receivables, net	16,620	19,253
Deferred tax assets	6,348	8,840
Prepaid expenses and other current assets	10,867	9,836

Total current assets	111,367	115,431
Investments, less current portion	8,954	3,596
Property and equipment, net	103,472	99,040
Goodwill	20,579	20,579
Other assets	5,241	3,853

Total assets	$249,613	$242,499

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,417	$53,906
Deferred revenue	57,309	63,276
Accrued tool sets	5,064	5,066
Other current liabilities	77	66

Total current liabilities	95,867	122,314
Deferred tax liabilities	2,233	933
Deferred rent liability	10,507	5,621
Other liabilities	5,996	5,239

Total liabilities	114,603	134,107

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,375,001 shares issued and 24,504,775 shares outstanding at June 30, 2011 and 29,148,585 shares issued and 24,278,359 shares outstanding at September 30, 2010	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	155,343	150,012
Treasury stock, at cost, 4,870,226 shares at June 30, 2011 and September 30, 2010	(76,506)	(76,506)
Retained earnings	56,170	34,883

Total shareholders’ equity	135,010	108,392

Total liabilities and shareholders’ equity	$249,613	$242,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net revenues	$108,934	$107,525	$340,542	$316,678

Operating expenses:
Educational services and facilities	57,990	53,712	169,518	154,232
Selling, general and administrative	44,238	43,956	136,075	127,649

Total operating expenses	102,228	97,668	305,593	281,881

Income from operations	6,706	9,857	34,949	34,797

Other income:
Interest income, net	56	77	199	195
Other income	90	105	345	356

Total other income	146	182	544	551

Income before income taxes	6,852	10,039	35,493	35,348
Income tax expense	2,816	3,753	14,206	13,736

Net income	$4,036	$6,286	$21,287	$21,612

Earnings per share:
Net income per share — basic	$0.16	$0.26	$0.87	$0.90

Net income per share — diluted	$0.16	$0.25	$0.86	$0.88

Weighted average number of shares outstanding:
Basic	24,462	24,146	24,370	23,976

Diluted	24,765	24,730	24,688	24,511

Special cash dividend declared per common share	$—	$1.50	$—	$1.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2010	29,149	$3	$150,012	4,870	$(76,506)	$34,883	$108,392
Net income	—	—	—	—	—	21,287	21,287
Issuance of common stock under employee plans	275	—	690	—	—	—	690
Shares withheld for payroll taxes	(49)	—	(922)	—	—	—	(922)
Tax benefit from employee stock plans	—	—	754	—	—	—	754
Stock-based compensation	—	—	4,809	—	—	—	4,809

Balance at June 30, 2011	29,375	$3	$155,343	4,870	$(76,506)	$56,170	$135,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$21,287	$21,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,409	13,559
Amortization of held-to-maturity investments	789	1,133
Bad debt expense	5,450	4,583
Stock-based compensation	4,771	4,690
Excess tax benefit from stock-based compensation	(795)	(1,786)
Deferred income taxes	3,792	(2,149)
Loss on disposal of property and equipment	921	160
Changes in assets and liabilities:
Receivables	(422)	(6,821)
Prepaid expenses and other current assets	(1,189)	(752)
Other assets	(1,397)	36
Accounts payable and accrued expenses	(17,645)	(813)
Deferred revenue	(5,967)	5,726
Income tax receivable	(1,641)	(1,999)
Accrued tool sets and other current liabilities	9	812
Deferred rent liability	4,886	(81)
Other liabilities	359	(298)

Net cash provided by operating activities	31,617	37,612

Cash flows from investing activities:
Purchase of property and equipment	(26,067)	(26,555)
Proceeds from disposal of property and equipment	64	1
Purchase of investments	(57,555)	(33,702)
Proceeds received upon maturity of investments	39,545	21,382

Net cash used in investing activities	(44,013)	(38,874)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	690	3,917
Payment of payroll taxes on stock-based compensation through shares withheld	(922)	(1,606)
Excess tax benefit from stock-based compensation	795	1,786

Net cash provided by financing activities	563	4,097

Net (decrease) increase in cash and cash equivalents	(11,833)	2,835
Cash and cash equivalents, beginning of period	48,974	56,199

Cash and cash equivalents, end of period	$37,141	$59,034

Supplemental disclosure of cash flow information:
Dividends payable	$—	$36,333

Taxes paid	$12,056	$17,913

Training equipment obtained in exchange for services	$1,227	$848

Accrued capital expenditures	$(2,844)	$870

Capitalized stock-based compensation	$38	$56

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
2. Government Regulation and Financial Aid
On October 29, 2010, the U.S. Department of Education (ED) issued new regulations pertaining to certain aspects of the administration of Title IV Programs, regulations which, with minor exceptions, became effective July 1, 2011. Since the publication of the new regulations in October, ED has issued interpretive guidance on the final regulations in the form of multiple Dear Colleague Letters to institutions. The letters provide sub-regulatory guidance on certain areas of final regulations which assists institutions with understanding the regulations in these areas. However, there remains uncertainty in how various aspects of the new regulations will be interpreted and applied, which could increase the risk that ED could seek to impose monetary or other sanctions on us if it believed we were not in full compliance with all aspects of the new regulations. Additionally, on June 13, 2011, ED published final regulations related to the metrics for determining whether an academic program prepares students for gainful employment, which become effective July 1, 2012.
We have devoted significant effort to understanding the effects of the new regulations on our business and to developing compliant solutions that are also congruent with our business, culture and mission to serve our students and industry partners. However, these solutions, related to implementation and compliance with these final rules, including but not limited to gainful employment, compensation, the definition of a credit hour, state authorization and the broadened definition of misrepresentation, may have a material impact on the manner in which we conduct our business, our student populations, and the nature of our programs, financial condition, cash flows, results of operations and stock price. Furthermore, the solutions may require further analysis based on the uncertainty noted above and any additional interpretive guidance that is provided.
On July 1, 2011, consistent with ED’s Gainful Employment Disclosure Requirements, issued on October 29, 2010, we established a webpage to disclose to the general public certain information about our programs, including recognized occupations, costs, completion rate, graduate employment rate and median loan debt of program completers. This requirement for reporting information relating to our programs to assist prospective students in making informed decisions has increased our administrative burdens. These reporting and the other procedural changes resulting from the new rules may impact student populations in ways that we cannot now predict which may have a material impact on the manner in which we conduct our business, the nature of our programs, financial condition, cash flows, results of operations and stock price.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
ED promulgated final regulations on June 13, 2011, which will become effective on July 1, 2012, imposing additional Title IV Program eligibility requirements on certain educational programs. Our programs are subject to ED requirements that the programs prepare students for “gainful employment in a recognized occupation”. The gainful employment regulations published on June 13, 2011 establish metrics for determining whether a program will qualify as such an educational program. Specifically, a program will qualify as leading to gainful employment in a recognized occupation if we can establish that the program meets at least one of three annual, program-level student metrics: (i) debt repayment rate which requires that at least 35 percent of the program’s former students are successfully repaying their loans, as defined by the regulation; (ii) debt-to-discretionary income ratio, which requires that the estimated annual loan payment of a typical graduate of the program does not exceed 30 percent of her or his discretionary income; or (iii) debt-to-total earnings ratio which requires that the estimated annual loan payment of the typical graduate does not exceed 12 percent of her or his total earnings. A graduate’s loan debt is calculated based upon the program’s median debt, including federal and private loans. The earnings used will generally be based on information received from the Social Security Administration. All three metrics will generally examine student information in their third and fourth year after graduation, with certain exceptions. If an academic program fails all three metrics in a year, the institution must disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. Also, the institution must establish a three-day waiting period before students can enroll. If an academic program fails all three metrics in two out of three years, the institution must inform students in the failing program that their debts may be unaffordable and the program may become ineligible to participate in Title IV Program funding, and must describe for students their available transfer options. If an academic program fails all three metrics in three out of four years, the academic program would become ineligible to participate in Title IV Program funding for at least three years. The gainful employment standards will be calculated on a fiscal year basis beginning with federal fiscal year 2012. The first year for which eligibility could be lost for a program is 2015, which would occur if the program fails all three standards for each of 2012, 2013, and 2014. At this time, and based on our preliminary analysis as measured in the manner set forth in the final gainful employment regulations and information currently available, we believe that our programs prepare students for gainful employment for purposes of continued eligibility to participate in federal student financial aid programs.
Although the final rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions.
As we discussed in previous filings, we made modifications to our employee compensation structures to comply with the elimination of the safe harbors in the regulations in place prior to July 1, 2011. Such modifications were effective prior to July 1, 2011. Other companies in the industry have experienced and reported material adverse impacts to their business when changes to compensation have been implemented, but we cannot fully predict whether we will experience a similar impact given our dissimilar solutions, culture and timing, nor can we predict how significant any such impact will be. Our operating costs have and will continue to change materially based on these adjustments to compensation that we believe to be fair and compliant.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
On March 18, 2011, ED issued a Dear Colleague Letter that provided guidance concerning, but also created open questions and interpretive issues with respect to, the final regulations related to determining what will constitute a credit hour and whether an institution’s educational programs are appropriately offered in credit hours. In these regulations, ED has defined a credit hour, mandating the Carnegie Unit or its equivalent. We continue to request guidance from our accreditor on the credit hour definition for our degree programs. Students attending credit hour programs of study that do not meet the measurements under the Carnegie definition or its equivalent may receive less funds from the Title IV Programs to pay their cost of education with respect to those programs of study.
On April 15, 2011, President Obama signed the fiscal year 2011 spending bill, also known as the Continuing Resolution, which permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year. The year-round Pell Grant program had been in effect during the preceding two award years and we believe that the increase in Pell Grant funds positively impacted our show rates during those periods. However, the elimination of the year-round Pell Grant could negatively impact our show rates in the future. Additionally, the reduction may increase the funding gap for certain students which could result in increased usage of our proprietary loan program. The Continuing Resolution maintains the $5,550 maximum annual Pell Grant for the 2011-2012 award year. However, because the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the budget deficit. The Obama Administration did not include cuts in the Pell Grant program in its proposed fiscal year 2012 budget, but there have been proposals in Congress to roll back the Pell Grant program to 2008 funding levels, which would reduce the maximum annual Pell Grant by $800 from its current maximum level of $5,550, perhaps as early as July 2012. In addition to possible reductions in federal student financial aid, we believe that the availability of state-funded student financial aid will continue to decline as states deal with historic budget shortfalls. These reductions may reduce our enrollment and, to the extent that Title IV funds replace any state funding sources for our students, may adversely impact our 90/10 Rule calculation. We cannot predict the outcome of the federal or state budget negotiations.
Interpretation of the new regulations is subject to change as ED provides further guidance and clarification. Existing or future understandings could be different from ED’s interpretations and thus lead to repayments, restrictions, fines or litigation, and such further guidance or differences could require us to make additional changes in our operations and could reduce our student populations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.
3. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K filed with the SEC on December 1, 2010.
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
In September 2010, we entered into leasing arrangements to relocate our headquarters during the three months ended March 31, 2011. The arrangements included incentives such as a leasehold improvement allowance, moving allowance, and free rent periods which will be recognized on a straight-line basis over the initial lease term resulting in deferred rent of $4.9 million at June 30, 2011.
4. Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued guidance which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income. This guidance is effective for fiscal periods beginning after December 15, 2011. The adoption of this standard will not impact our condensed consolidated financial statements.
In May 2011, the FASB issued guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance will be effective for interim and fiscal periods beginning after December 15, 2011. We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our condensed consolidated financial statements.
In December 2010, the FASB issued guidance which modifies the requirements of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years beginning after December 15, 2010. We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our condensed consolidated financial statements.
In December 2010, the FASB issued guidance on the disclosure of supplemental pro forma information for business combinations. This guidance is effective for fiscal periods beginning after December 15, 2010. We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our condensed consolidated financial statements.
5. Investments
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The amortized cost and estimated fair market value for investments classified as held-to-maturity at June 30, 2011 are as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value

Certificates of deposit due in less than 1 year	$10,343	$1	$—	$10,344
Certificates of deposit due in 1- 2 years	6,320	—	(1)	6,319
Municipal bonds due in less than 1 year	13,390	1	(10)	13,381
Municipal bonds due 1-2 years	2,634	—	—	2,634
Corporate bonds due in less than 1 year	16,658	—	(19)	16,639

	$49,345	$2	$(30)	$49,317

Investments are exposed to various risks, including interest rate, market and credit risk and as a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of income.
6. Fair Value Measurements
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
At June 30, 2011, we held $26.1 million in money market mutual funds, municipal bonds and certificates of deposit which are classified within cash and cash equivalents in our consolidated balance sheet. We measure fair value for these instruments using quoted market prices for identical assets (Level 1).
7. Postemployment Benefits
We implemented a nationwide reduction in workforce and provided postemployment benefits to the approximately 195 impacted employees in June 2011. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment has been terminated. We recognized total postemployment benefit charges of approximately $4.3 million during the three months ended June 30, 2011. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, will be paid out ratably over the terms of the agreements, which range from 1 to 9 months, with the final agreement expiring in March 2012.
The following table summarizes the postemployment benefit charge activity for the nine months ended June 30, 2011:

	Liability Balance at	Postemployment		Other	Liability Balance at
	September 30, 2010	Benefit Charges	Cash Paid	Non-cash(1)	June 30, 2011
Severance	$578	$4,047	$(1,024)	$(84)	$3,517
Other	20	613	(81)	(24)	528

Total	$598	$4,660	$(1,105)	$(108)	$4,045

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.
8. Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months and nine months ended June 30, 2011, 1,038,759 shares and 1,014,443 shares, respectively, and for the three months and nine months ended June 30, 2010, 262,712 shares and 564,773 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Weighted average number of shares
Basic shares outstanding	24,462	24,146	24,370	23,976
Dilutive effect related to employee stock plans	303	584	318	535

Diluted shares outstanding	24,765	24,730	24,688	24,511

9. Property and Equipment, net
Property and equipment, net consist of the following:

	Depreciable	June 30,	September 30,
	Lives (in years)	2011	2010

Land	—	$1,456	$1,456
Building and building improvements	35	13,624	13,269
Leasehold improvements	1-28	44,496	37,806
Training equipment	3-10	77,916	71,255
Office and computer equipment	3-10	40,179	38,397
Software developed for internal use	3-5	11,277	11,292
Curriculum development	5	18,261	14,726
Vehicles	5	884	726
Construction in progress	—	894	3,032

		208,987	191,959
Less accumulated depreciation and amortization		(105,515)	(92,919)

		$103,472	$99,040

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30,	September 30,
	2011	2010

Accounts payable	$5,737	$9,147
Accrued compensation and benefits	20,237	35,854
Other accrued expenses	7,443	8,905

	$33,417	$53,906

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
In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition revenue and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.2 million and $0.6 million during the three months and nine months ended June 30, 2011, respectively, and $0.2 million and $0.6 million during the three months and nine months ended June 30, 2010, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are presented net and therefore are effectively not recognized in our condensed consolidated balance sheets. Our presentation will be reevaluated when sufficient collection history has been obtained.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The following table aggregates the impact of our proprietary loan program on tuition revenue and interest income in our condensed consolidated income statements from inception through the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,		Inception
	2011	2010	2011	2010	to date

Tuition revenue and interest income excluded	$2,268	$2,860	$6,658	$8,791	$27,285
Amounts collected and recognized	(249)	(67)	(598)	(150)	(912)
Amounts written-off	(1,135)	(661)	(4,058)	(1,331)	(6,479)

Aggregate amount excluded during the period	$884	$2,132	$2,002	$7,310	$19,894

Our Board of Directors authorized the extension of up to an aggregate of $40.0 million of credit under our proprietary loan program. At June 30, 2011, we have used approximately $29.3 million by either providing or committing to provide loans to our students. We monitor the aggregate amount approved under this program and may make changes in future periods.
The balance outstanding under the program includes loans outstanding and interest and origination fees which are not reflected in our condensed consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)
The following table summarizes the activity in our proprietary loan program for the period indicated:

	Nine Months Ended
	June 30,
	2011	2010
Balance at beginning of period	$23,301	$14,671
Loans extended	4,707	7,143
Interest accrued	1,615	1,288
Amounts collected and recognized	(598)	(150)
Amounts written off	(4,058)	(1,331)

Balance at end of period	$24,967	$21,621

12. Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by the Board of Directors and have the right to one vote per share on all matters requiring shareholder approval.
Stock Repurchase Program
In previous years, our Board of Directors authorized the repurchase of up to $70.0 million of our common stock. Through June 30, 2011, we have purchased 3.4 million shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program. We did not make any purchases during the nine months ended June 30, 2011.

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
Summary information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenues
Postsecondary education	$106,802	$105,651	$334,245	$310,042
Other	2,132	1,874	6,297	6,636

Consolidated	$108,934	$107,525	$340,542	$316,678

Income (loss) from operations
Postsecondary education	$7,969	$10,629	$38,118	$37,088
Other	(1,263)	(772)	(3,169)	(2,291)

Consolidated	$6,706	$9,857	$34,949	$34,797

Depreciation and amortization
Postsecondary education	$6,030	$4,605	$17,974	$13,104
Other	151	120	435	455

Consolidated	$6,181	$4,725	$18,409	$13,559

Net income (loss)
Postsecondary education	$4,781	$6,731	$23,145	$22,933
Other	(745)	(445)	(1,858)	(1,321)

Consolidated	$4,036	$6,286	$21,287	$21,612

Goodwill
Postsecondary education	$20,579	$20,579	$20,579	$20,579
Other	—	—	—	—

Consolidated	$20,579	$20,579	$20,579	$20,579

Total assets
Postsecondary education	$246,853	$253,360	$246,853	$253,360
Other	2,760	2,341	2,760	2,341

Consolidated	$249,613	$255,701	$249,613	$255,701

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2010 Annual Report on Form 10-K filed with the SEC on December 1, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our Form 10-K and included in Part II, Item IA of this report.
2011 Overview
Operations
Our revenues for the three months ended June 30, 2011 were $108.9 million, an increase of $1.4 million, or 1.3%, from the prior year. The minimal increase was a result of an increase in tuition rates, offset by a decrease in our average undergraduate full-time student enrollment of 3.8% to 17,200 students for the three months ended June 30, 2011. Our revenues for the nine months ended June 30, 2011 were $340.5 million, an increase of $23.8 million, or 7.5%, from the prior year. This increase was a result of an increase in our average undergraduate full-time student enrollment of 2.7% to 18,800 students for the nine months ended June 30, 2011. Tuition rates increased between 4% and 7%, depending on the program, which contributed to revenue growth for the three months and nine months ended June 30, 2011, respectively. Our net income for the three months and nine months ended June 30, 2011 was $4.0 million and $21.3 million, respectively, decreases of $2.3 million and $0.3 million, respectively, from the prior year. Our revenues for the three months and nine months ended June 30, 2011 excluded $1.7 million and $5.0 million, respectively, of tuition related to students participating in our proprietary loan program.
Our operating results were impacted by an overall increase in compensation and benefits for the nine months ended June 30, 2011 due to an increase in our staffing levels to meet the increase in our average undergraduate full-time student enrollment. On June 30, 2011, we announced a reduction in our workforce of approximately 195 employees nationwide, which resulted in severance costs of $4.3 million during the three months ended June 30, 2011. The reduction in our workforce is expected to provide an expense savings in compensation and related benefits in fiscal 2012 of approximately $12.4 million. This increase in compensation and benefits was partially offset by a decrease during the nine months ended June 30, 2011 of $2.0 million, related to modifications made to our compensation plans in response to the final regulations issued by the Department of Education (ED) in October 2010 which became effective July 1, 2011, and are discussed in the Regulatory Environment section below.
Student starts for the three months and nine months ended June 30, 2011 were 2,700 and 9,600, respectively, decreases of 32.5% and 20.0%, respectively, as compared to 4,000 and 12,000 for the three months and nine months ended June 30, 2010, respectively. The decrease in starts was partially due to a decrease in student applications in the prior year and also the result of certain economic and regulatory challenges. The general U.S. economic conditions, including the depth and longevity of unemployment impacting our typical student demographic, may be negatively impacting our operating results. We anticipate new students for the year will be below fiscal 2010 levels producing single-digit revenue growth for the year. With a heightened focus on improving efficiencies and cost containment we still expect operating margins for the year in the range of 11% to 13%, excluding the $4.3 million in severance charges. This guidance excludes any impact from new regulations which we cannot estimate at this time. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Regulatory Environment
On October 29, 2010, the U.S. Department of Education (ED) issued new regulations pertaining to certain aspects of the administration of Title IV Programs, regulations which, with minor exceptions, became effective July 1, 2011. Since the publication of the new regulations in October, ED has issued interpretive guidance on the final regulations in the form of multiple Dear Colleague Letters to institutions. The letters provide sub-regulatory guidance on certain areas of final regulations which assists institutions with understanding the regulations in these areas. However, there remains uncertainty in how various aspects of the new regulations will be interpreted and applied, which could increase the risk that ED could seek to impose monetary or other sanctions on us if it believed we were not in full compliance with all aspects of the new regulations. Additionally, on June 13, 2011, ED published final regulations related to the metrics for determining whether an academic program prepares students for gainful employment, which become effective July 1, 2012.
We have devoted significant effort to understanding the effects of the new regulations on our business and to developing compliant solutions that are also congruent with our business, culture and mission to serve our students and industry partners. However, these solutions, related to implementation and compliance with these final rules, including but not limited to gainful employment, compensation, the definition of a credit hour, state authorization and the broadened definition of misrepresentation, may have a material impact on the manner in which we conduct our business, our student populations, and the nature of our programs, financial condition, cash flows, results of operations and stock price. Furthermore, the solutions may require further analysis based on the uncertainty noted above and any additional interpretive guidance that is provided.
On July 1, 2011, consistent with ED’s Gainful Employment Disclosure Requirements, issued on October 29, 2010, we established a webpage to disclose to the general public certain information about our programs, including recognized occupations, costs, completion rate, graduate employment rate and median loan debt of program completers. The webpage is located at www.uti.edu/disclosure. This requirement for reporting information relating to our programs to assist prospective students in making informed decisions has increased our administrative burdens. These reporting and the other procedural changes resulting from the new rules may impact student populations in ways that we cannot now predict which may have a material impact on the manner in which we conduct our business, the nature of our programs, financial condition, cash flows, results of operations and stock price.
ED promulgated final regulations on June 13, 2011, which will become effective on July 1, 2012, imposing additional Title IV Program eligibility requirements on certain educational programs. Our programs are subject to ED requirements that the programs prepare students for “gainful employment in a recognized occupation”. The gainful employment regulations published on June 13, 2011 establish metrics for determining whether a program will qualify as such an educational program. Specifically, a program will qualify as leading to gainful employment in a recognized occupation if we can establish that the program meets at least one of three annual, program-level student metrics: (i) debt repayment rate which requires that at least 35 percent of the program’s former students are successfully repaying their loans, as defined by the regulation; (ii) debt-to-discretionary income ratio, which requires that the estimated annual loan payment of a typical graduate of the program does not exceed 30 percent of her or his discretionary income; or (iii) debt-to-total earnings ratio which requires that the estimated annual loan payment of the typical graduate does not exceed 12 percent of her or his total earnings. A graduate’s loan debt is calculated based upon the program’s median debt, including federal and private loans. The earnings used will generally be based on information received from the Social Security Administration. All three metrics will generally examine student information in their third and fourth year after graduation, with certain exceptions. If an academic program fails all three metrics in a year, the institution must disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. Also, the institution must establish a three-day waiting period before students can enroll. If an academic program fails all three metrics in two out of three years, the institution must inform students in the failing program that their debts may be unaffordable and the program may become ineligible to participate in Title IV Program funding, and must describe for students their available transfer options. If an academic program fails all three metrics in three out of four years, the academic program would become ineligible to participate in Title IV Program funding for at least three years. The gainful employment standards will be calculated on a fiscal year basis beginning with federal fiscal year 2012. The first year for which eligibility could be lost for a program is 2015, which would occur if the program fails all three standards for each of 2012, 2013, and 2014. At this time, and based on our preliminary analysis as measured in the manner set forth in the final gainful employment regulations and information currently available, we believe that our programs prepare students for gainful employment for purposes of continued eligibility to participate in federal student financial aid programs.

Although the final rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions.
As we discussed in previous filings, we made modifications to our employee compensation structures to comply with the elimination of the safe harbors in the regulations in place prior to July 1, 2011. Such modifications became effective prior to July 1, 2011. Other companies in the industry have experienced and reported material adverse impacts to their business when changes to compensation have been implemented, but we cannot fully predict whether we will experience a similar impact given our dissimilar solutions, culture and timing, nor can we predict how significant any such impact will be. Our operating costs have and will continue to change materially based on these adjustments to compensation that we believe to be fair and compliant (please see Overview; Operations).
On March 18, 2011, ED issued a Dear Colleague Letter that provided guidance concerning, but also created open questions and interpretive issues with respect to, the final regulations related to determining what will constitute a credit hour and whether an institution’s educational programs are appropriately offered in credit hours. In these regulations, ED has defined a credit hour, mandating the Carnegie Unit or its equivalent. We continue to request guidance from our accreditor on the credit hour definition for our degree programs. Students attending credit hour programs of study that do not meet the measurements under the Carnegie definition or its equivalent may receive less funds from the Title IV Programs to pay their cost of education with respect to those programs of study.
On April 15, 2011, President Obama signed the fiscal year 2011 spending bill, also known as the Continuing Resolution, which permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year. The year-round Pell Grant program had been in effect during the preceding two award years and we believe that the increase in Pell Grant funds positively impacted our show rates during those periods. However, the elimination of the year-round Pell Grant could negatively impact our show rates in the future. Additionally, the reduction may increase the funding gap for certain students which could result in increased usage of our proprietary loan program. The Continuing Resolution maintains the $5,550 maximum annual Pell Grant for the 2011-2012 award year. However, because the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the budget deficit. The Obama Administration did not include cuts in the Pell Grant program in its proposed fiscal year 2012 budget, but there have been proposals in Congress to roll back the Pell Grant program to 2008 funding levels, which would reduce the maximum annual Pell Grant by $800 from its current maximum level of $5,550, perhaps as early as July 2012. In addition to possible reductions in federal student financial aid, we believe that the availability of state-funded student financial aid may continue to decline as states deal with historic budget shortfalls. These reductions may reduce our enrollment and, to the extent that Title IV funds replace any state funding sources for our students, may adversely impact our 90/10 Rule calculation. We cannot predict the outcome of the federal or state budget negotiations.

Interpretation of the new regulations is subject to change as ED provides further guidance and clarification. Existing or future understandings could be different from ED’s interpretations and thus lead to repayments, restrictions, fines or litigation, and such further guidance or differences could require us to make additional changes in our operations and could reduce our student populations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.
Curriculum Transformation
We are transforming our Automotive Technology and Diesel Technology program curricula to a blend of daily instructor-led theory and hands-on lab training complemented by interactive web-based learning, which is reflective of current industry training methods and standards. In addition to improving the overall educational experience for our students, the new curricula offer more convenience and training flexibility for our students while meeting industry standards. We began offering the new curricula at the Dallas/Ft. Worth, Texas campus at the time of opening and we intend to integrate the new curricula at our other campuses as early as the second quarter of 2012, starting with one of our other campuses which teaches Automotive/Diesel Technology programs. To date we have capitalized approximately $18.7 million for this transformation and anticipate capitalizing within the range of $0.4 million to $0.7 million during the remainder of 2011.
Graduate Employment
Securing employment opportunities in industry for our graduates is critical to our ability to help our graduates benefit from their education. Accordingly, we dedicate significant resources to maintaining an effective graduate employment team. Our campus-based staff instruct active students on employment search and interviewing skills, facilitate employer visits to campuses, provide access to reference materials and assist with the composition of resumes. We also have a centralized department whose focus is to develop job opportunities and referrals. We believe that our employment services program provides our students with a more compelling value proposition and enhances the employment opportunities for our graduates. Although employment remains challenging in certain geographies and for motorcycle, collision and marine segments, we are seeing growth in the auto and diesel programs. Our consolidated employment rate for 2010 graduates improved 730 basis points during the three months ended June 30, 2011 when compared to the employment rate for 2009 graduates during the three months ended June 30, 2010.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	53.2%	50.0%	49.7%	48.7%
Selling, general and administrative	40.6%	40.8%	40.0%	40.3%

Total operating expenses	93.8%	90.8%	89.7%	89.0%

Income from operations	6.2%	9.2%	10.3%	11.0%

Interest income	0.0%	0.0%	0.0%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%

Total other income	0.1%	0.1%	0.1%	0.2%

Income before income taxes	6.3%	9.3%	10.4%	11.2%
Income tax expense	2.6%	3.5%	4.1%	4.4%

Net income	3.7%	5.8%	6.3%	6.8%

We opened a new campus in Dallas/Ft. Worth, Texas in June 2010. For the three months and nine months ended June 30, 2011, this campus had revenues of $3.1 million and $7.4 million, respectively, and operating expenses of $3.6 million and $10.5 million, respectively, including corporate allocations of $1.5 million and $4.6 million, respectively. For the three months and nine months ended June 30, 2010, this campus had revenues of $0.1 million, operating expenses of $2.5 million and $4.0 million, respectively, including corporate allocations of $1.0 million and $2.0 million, respectively.
Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months and nine months ended June 30, 2011 were $13.2 million and $54.4 million, respectively, as compared to $14.9 million and $49.4 million for the three months and nine months ended June 30, 2010, respectively. EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure.

EBITDA reconciles to net income as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$4,036	$6,286	$21,287	$21,612
Interest income, net	(56)	(77)	(199)	(195)
Income tax expense	2,816	3,753	14,206	13,736
Depreciation and amortization	6,425	4,934	19,070	14,254

EBITDA	$13,221	$14,896	$54,364	$49,407

Return on equity for the trailing four quarters ended June 30, 2011 was 24.0% compared to 25.6% for the trailing four quarters ended September 30, 2010. Return on equity is calculated as the sum of net income for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters. We choose to disclose to investors these non-GAAP financial measures because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, such measures help compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, these measures should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from these measures are significant components in understanding and assessing financial performance under GAAP, these measures should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA and Return on Equity differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Average undergraduate full-time student enrollment	17,200	17,900	18,800	18,300
Total seats available	29,600	26,800	29,600	26,800
Average capacity utilization	58.1%	66.8%	63.5%	68.3%
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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 and Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010
Revenues. Our revenues for the three months ended June 30, 2011 were $108.9 million, representing an increase of $1.4 million, or 1.3%, as compared to revenues of $107.5 million for the three months ended June 30, 2010. This increase was a result of tuition rate increases between 4% and 7%, depending on the program, offset by a decrease in the average undergraduate full-time student enrollment of 3.8%. Our revenues for the three months ended June 30, 2011 and 2010 excluded $1.7 million and $2.4 million, respectively, of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. We recognized $0.2 million of revenue and interest under the program during the three months ended June 30, 2011 and a minimal amount during the three months ended June 30, 2010.
Our revenues for the nine months ended June 30, 2011 were $340.5 million, representing an increase of $23.8 million, or 7.5%, as compared to net revenues of $316.7 million for the nine months ended June 30, 2010. This increase was a result of an increase in the average undergraduate full-time student enrollment of 2.7% as well as tuition increases between 4% and 7%, depending on the program. Our revenues for the nine months ended June 30, 2011 and 2010 excluded $5.0 million and $7.5 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized revenue and interest of $0.5 million under the program during the nine months ended June 30, 2011, and minimal amounts during the nine months ended June 30, 2010.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and nine months ended June 30, 2011 were $58.0 million and $169.5 million, respectively, an increase of $4.3 million and $15.3 million, respectively, as compared to $53.7 million and $154.2 million for the three months and nine months ended June 30, 2010, respectively. Our educational services and facilities expenses for the three months and nine months ended June 30, 2011 for our Dallas/Ft. Worth, Texas campus were $2.1 million and $5.7 million, respectively, including corporate allocations of $0.3 million and $0.8 million, respectively; for the three months and nine months ended June 30, 2010, the expenses were $1.1 million and $1.5 million, respectively, including corporate allocations of $0.1 million and $0.2 million, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Salaries expense	$26,371	$23,066	$74,375	$65,665
Employee benefits and tax	5,692	4,275	15,150	12,930
Bonus expense	389	1,101	2,915	2,687
Stock-based compensation	213	175	692	518

Compensation and related costs	32,665	28,617	93,132	81,800

Occupancy costs	9,168	8,937	27,294	26,711
Other educational services and facilities expenses	6,028	6,765	17,483	17,812
Depreciation expense	4,772	3,652	14,033	10,832
Tools and training aids expense	2,682	2,836	8,965	8,585
Supplies and maintenance	2,675	2,905	8,611	8,492

	$57,990	$53,712	$169,518	$154,232

Compensation and related costs increased $4.0 million and $11.3 million during the three months and nine months ended June 30, 2011, respectively. The increase was primarily due to approximately $2.3 million of compensation related costs in connection with our reduction in workforce, hiring additional staff dedicated to student employment, the addition of instructors to support our higher average undergraduate full-time student enrollments that occurred earlier in the fiscal year, and an increase in self-insured employee benefit plans as well as the modifications to our compensation plans discussed previously. Compensation and related costs for our Dallas/Ft. Worth, Texas campus were $0.8 million and $2.3 million for the three months and nine months ended June 30, 2011, including corporate allocations of $0.1 million and $0.3 million, respectively; compensation and related costs were $0.2 million, including minimal corporate allocations for the Dallas/Ft. Worth, Texas campus for the three months and nine months ended June 30, 2010.
Depreciation expense increased $1.1 million and $3.2 million for the three months and nine months ended June 30, 2011, respectively, and was primarily due to the addition of assets related to our Automotive Technology and Diesel Technology II curriculum project and the opening of our Dallas/Ft. Worth, Texas campus in June 2010. Depreciation expense related to our Automotive Technology and Diesel Technology II curriculum was $0.7 million and $2.1 million for the three months and nine months ended June 30, 2011, respectively and for our Dallas/Ft. Worth, Texas campus was $0.3 million and $0.9 million for the three months and nine months ended June 30, 2011, respectively.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and nine months ended June 30, 2011 were $44.2 million and $136.1 million, respectively, representing an increase of $0.3 million and $8.4 million, respectively, as compared to $44.0 million and $127.6 million for the three months and nine months ended June 30, 2010, respectively. Our selling, general and administrative expenses for the three months and nine months ended June 30, 2011 for our Dallas/Ft. Worth, Texas campus were $1.6 million and $4.8 million, respectively, including corporate allocations of $1.2 million and $3.8 million, respectively; for the three months and nine months ended June 30, 2010, the expenses were $1.4 million and $2.5 million, respectively, including corporate allocations of $0.9 million and $1.8 million, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Salaries expense	$17,742	$16,455	$51,145	$47,201
Employee benefits and tax	4,335	3,718	11,993	11,584
Bonus expense	1,781	3,511	6,975	10,444
Stock-based compensation	1,043	1,173	4,079	4,172

Compensation and related costs	24,901	24,857	74,192	73,401

Advertising expense	8,099	8,781	24,865	23,670
Other selling, general and administrative expenses	5,974	5,273	19,931	16,675
Bad debt expense	1,649	1,604	5,450	4,583
Depreciation expense	1,651	1,280	5,030	3,415
Contract services expense	1,348	1,594	4,118	4,196
Occupancy costs	616	567	2,489	1,709

	$44,238	$43,956	$136,075	$127,649

While compensation and related costs increased by a minimal amount for the three months ended June 30, 2011, we did expense approximately $1.4 million of related costs in connection with our reduction in workforce. That expense was primarily offset by a decrease related to the modifications to our compensation plans discussed previously. Compensation and related costs for the nine months ended June 30, 2011 increased approximately $0.8 million as a result of an increase in the number of staff to support the transformation of our Automotive Technology and Diesel Technology II program curricula. Our compensation and related costs for the three months and nine months ended June 30, 2011 for our Dallas/Ft. Worth, Texas campus were $0.6 million and $1.9 million, respectively, including corporate allocations of $0.4 million and $1.1 million, respectively; for the three months and nine months ended June 30, 2010, the expenses were $0.6 million and $1.3 million, respectively, including corporate allocations of $0.4 million and $0.9 million, respectively.
Advertising expense increased $1.2 million for the nine months ended June 30, 2011 due to an increase in our spending on internet media, our continued investment in local markets and an overall shift in strategy to higher quality inquiries. We expect our advertising expense to remain in the range of approximately 7% — 8% of revenues for the full year.
Depreciation expense increased $1.6 million for the nine months ended June 30, 2011 primarily related to the addition of software developed for internal use, acceleration of depreciation related to the relocation of our headquarters in March 2011 and investments in information technology infrastructure.
Income taxes. Our provision for income taxes for the three months and nine months ended June 30, 2011 was $2.8 million, or 41.1% of pre-tax income, and $14.2 million, or 40.0% of pre-tax income, respectively. Our provision for income taxes for the three months and nine months ended June 30, 2010 was $3.8 million, or 37.4% of pre-tax income, and $13.7 million, or 38.9% of pre-tax income, respectively. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Liquidity and Capital Resources
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our existing operations through the next 12 months.
We believe that the strategic use of our cash resources includes funding our new campus as well as subsidizing funding alternatives for our students. In addition, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions and other potential uses of cash. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $77.5 million at June 30, 2011.
Our principal source of liquidity is operating cash flows. A majority of our net revenues is derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received within 30 days of the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. We established a proprietary loan program in which we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.
Operating Activities
Nine months ended June 30, 2011
For the nine months ended June 30, 2011, our cash flows provided by operating activities were $31.6 million resulting from net income of $21.3 million with adjustments of $33.3 million for non-cash and other items which were offset by $23.0 million related to the change in our operating assets and liabilities.
For the nine months ended June 30, 2011, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $18.4 million, substantially all of which was depreciation, bad debt expense of $5.5 million, stock-based compensation of $4.8 million, and deferred income taxes of $3.8 million.
Nine months ended June 30, 2010
For the nine months ended June 30, 2010, our cash flows provided by operating activities were $37.6 million resulting from net income of $21.6 million with adjustments of $20.2 million for non-cash and other items which were offset by $4.2 million related to the change in our operating assets and liabilities.
For the nine months ended June 30, 2010, the primary adjustments to our net income for non-cash and other items were depreciation and amortization of $13.6 million, substantially all of which was depreciation, bad debt expense of $4.6 million, and stock-based compensation of $4.7 million.

Changes in operating assets and liabilities
Nine months ended June 30, 2011
For the nine months ended June 30, 2011, changes in our operating assets and liabilities resulted in cash outflows of $23.0 million and were primarily attributable to changes in accounts payable and accrued expenses and deferred revenue, partially offset by changes in deferred rent.
The decrease in accounts payable and accrued expenses resulted in a use of cash of $17.6 million and was primarily due to the timing of our payroll cycle, payments of 2010 bonuses and the modifications to our compensation plans, which resulted in accelerated bonus payments in June.
The decrease in deferred revenue resulted in cash used of $6.0 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at June 30, 2011 compared to September 30, 2010.
In September 2010, we entered into a leasing arrangement to relocate our headquarters during the second quarter of 2011. The lease included incentives such as a leasehold improvement allowance, moving allowance, and free rent periods which will be recognized on a straight-line basis over the initial lease term resulting in a $4.9 million increase in deferred rent.
Nine months ended June 30, 2010
For the nine months ended June 30, 2010, the changes in our operating assets and liabilities resulted in cash outflows of $4.2 million. The outflows were primarily attributable to a $6.8 million increase in receivables due to an increase in our average undergraduate full-time student enrollment at June 30, 2010 when compared to September 30, 2009. Additionally, we were in a receivable position for income taxes at June 30, 2010 instead of a payable position at September 30, 2009 due to the timing of tax payments which resulted in cash outflows of $2.0 million. These items were partially offset by a $5.7 million increase in deferred revenue primarily due to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program.
Investing Activities
Nine months ended June 30, 2011
For the nine months ended June 30, 2011, cash used in investing activities was $44.0 million and was primarily related to our investment of $26.1 million in office leasehold improvements, our Automotive Technology and Diesel Technology II program curricula and in new and replacement training equipment for our ongoing operations. We had cash outflows of $57.6 million for purchases of investments, and cash inflows of $39.5 million from proceeds received upon maturity of investments.
Nine months ended June 30, 2010
For the nine months ended June 30, 2010, cash used in investing activities was $38.9 million and was primarily related to our investment of $26.6 million for the purchase of property and equipment for the curriculum transformation, our new Dallas/Ft. Worth, Texas campus and ongoing replacement of equipment used in student training. Additionally, we invested $33.7 million in pre-funded municipal bonds and certificates of deposit partially offset by $21.4 million of proceeds received upon the maturity of investments.

Financing Activities
Nine months ended June 30, 2011 and 2010
During the nine months ended June 30, 2011 and 2010, cash provided by financing activities was primarily attributable to activity in our stock-based compensation plans.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2010 Annual Report on Form 10-K, filed with the SEC on December 1, 2010. During the nine months ended June 30, 2011 there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 4 to our Condensed Consolidated Financial Statements within Part I, Item 1 of this report.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our computer systems as well as those of our service providers are vulnerable to interruption, malfunction or damage due to events beyond our control, including malicious human acts, natural disasters, and network and communications failures. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions. Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system failures that interrupt our ability to process information in a timely manner could have a material adverse effect on our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes the purchase of equity securities for the three months ended June 30, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate Dollar
			(c) Total Number	Value of Shares that
	(a) Total		of Shares	May Yet Be Purchased
	Number of	(b) Average	Purchased as	Under the Plans Or
	Shares	Price Paid	Part of Publicly	Programs
Period	Purchased(1)	per Share	Announced Plans	(In thousands)(2)
April 2011	—	$—	—	$23,660
May 2011	—	$—	—	$23,660
June 2011	30,786	$18.63	—	$23,660

Total	30,786		—	$23,660

(1)
Represents shares of common stock withheld by us as payment of taxes on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

(2)	Our Board of Directors has authorized the repurchase of up to $70.0 million of our common stock in the open market or through privately negotiated transactions.

Item 6.	EXHIBITS

Number	Description

10.1	Form of Retention/Recognition Bonus Agreement. (Incorporated by reference to the Form 8-K filed by Registrant on June 13, 2011.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*
This information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: July 28, 2011	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)