Form 10-K
period 2011-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2011-11-30
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-31923

UNIVERSAL TECHNICAL INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0226984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16220 North Scottsdale Road, Suite 100 Scottsdale, Arizona 85254	(623) 445-9500 (Registrant’s telephone number, including area code)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐        No  ☑

As of November 16, 2011, 24,692,290 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the Company’s most recently completed second fiscal quarter (March 31, 2011) was approximately $429,241,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This 2011 Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the Securities and Exchange Commission (SEC).

PART I

ITEM 1.	BUSINESS

Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree, diploma and certificate programs at 11 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). We also offer manufacturer-specific advanced training programs including student paid electives at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.

For the year ended September 30, 2011, our average undergraduate full-time student enrollment was 18,500. We have provided technical education for 46 years.

Business Model

Our business model is unique and allows us to offer services to our students and the industries we serve. We provide high quality training using current technology and tools to students which allows us to provide highly skilled entry-level technicians to employers in the industries we serve, including many companies with which we have training relationships. These relationships represent formal, sometimes exclusive, agreements with leading automotive, diesel, motorcycle and marine original equipment manufacturers (OEM) and brands. The depth and breadth of these relationships provides a unique competitive advantage for our company, our students and our employers.

Our business model provides benefits for three distinct groups: our company, our students and our industry relationships and employers. We benefit from the high standards and the material and consultative support of our industry relationships which are key contributors to the overall quality of training and also to our market appeal to prospective students. Students benefit from our specialized education while improving their opportunities for employment through our direct relationships with these employers. Our industry relationships and employers benefit from a steady flow of well-trained entry-level technicians which is the ultimate driver of the dynamics of our business model.

We are a primary, and often the sole, provider of manufacturer based training programs and we have relationships with the following OEMs:

American Honda Motor Co., Inc.	Mercedes-Benz USA, LLC
American Suzuki Motor Corp.	Mercury Marine, a division of Brunswick Corp.
BMW of North America, LLC	Navistar International Corp.
Cummins Rocky Mountain, a subsidiary of Cummins, Inc.	Nissan North America, Inc.
Daimler Trucks N.A. (“Freightliner” and “Western Star”)	Porsche Cars of North America, Inc.
Ford Motor Co.	Toyota Motor Sales, U.S.A., Inc.
Harley-Davidson Motor Co.	Volvo Cars of North America, LLC
Kawasaki Motors Corp., U.S.A.	Volvo Penta of the Americas, Inc.
Yamaha Motor Corp., USA

Participating OEMs typically assist us in the development of course content and curricula, while providing us with vehicles, equipment, specialty tools and parts at reduced prices or at no charge. In some instances they pay for a student’s tuition. This collaboration enables us to provide highly specialized education to our students, resulting in enhanced employment opportunities and the potential for higher wages for our graduates.

These relationships also support incremental revenue opportunities from training the OEMs’ existing employees and by providing off-campus training at customer sites or third party locations.

In addition to the OEMs, our industry relationships also extend to after-market retailers, fleet service providers and enthusiast organizations.

Other target groups for relationship-building, for example parts and tools suppliers and enthusiast organizations, provide us with a variety of strategic and financial benefits that include equipment sponsorship, new product support, licensing and branding opportunities and financial sponsorship for our campuses and students.

Business Strategy

Our goal is to sustain and strengthen our market position as the leading provider of entry-level professional technician training for the automotive, diesel, collision repair, motorcycle and marine industries. This means executing our unique business model, based on the competitive advantage of our industry relationships, with consistently high performance in each of three core operational areas: student recruitment, industry relevant training and graduate employment services.

With the competitive advantage of our industry relationships, our business model and those three core operational areas as our foundation, our business strategy is as follows:

•	Continuous improvement and innovation in the UTI education experience across our three core operational areas; and

•	Management of our industry relationships to broaden and deepen the involvement of our current relationships and to attract new industry relationships.

Continuous improvement and innovation in the educational experience across our three core operational areas.

Student recruitment

Our student recruitment efforts begin with our commitment to offer the best possible student experience. Such efforts are aligned with our three primary markets for prospective students and are conducted through three admissions channels:

High School: Field-based representatives develop and maintain relationships with high school guidance counselors and vocational instructors, as well as students and parents.

Adult: Campus-based representatives serve adult career-seeking or career-changing students.

Military: Our military representatives are strategically located throughout the country and focus on building relationships within military installations.

Our marketing strategies are designed to align student inquiry generation with specific student segments and their corresponding recruiting channels. These inquiries are generated, and our brand strengthened, with a national multimedia marketing strategy that includes television, radio, multiple internet sites, magazines, social media, direct mail and telemarketing to reach prospective students.

Our industry relationships give us direct input on the latest needs and requirements of employers, which not only guides our prospective student recruitment, but also strengthens our curricula and our students’ opportunities for employment after graduation.

As part of our commitment to offering the best possible student experience, we believe that experience extends from before enrollment to beyond graduation. At each stage, we provide relevant services to assist the student with tuition financing options, educational and career counseling, opportunities for part-time work and housing assistance and ultimately graduate employment.

The location of our campuses is a critical success factor in recruiting students and therefore our national market reach is a significant recruiting advantage. Our 11 campuses located in eight states offer convenience as well as a quality education to prospective students and give us strong local representation in key metropolitan areas. Beyond these markets, our national marketing efforts and network of representatives permit us to identify, advise and enroll students from all 50 states and the United States territories.

We continuously consider opportunities for expansion which would bring us closer to pools of prospective students, to develop new employment opportunities for our graduates and to compete in attractive markets. We will consider acquisition opportunities that, among other factors, would complement our program offerings, benefit from our resources and scale in marketing and whose administration could be integrated into our existing operations. Our most recent expansion occurred in 2010 with the opening of a new campus in the Dallas/Fort Worth, Texas area.

Industry relevant training

Our training focuses on two overriding objectives: successful student outcomes and the development of professional, entry-level technicians for our industry customers.

The transformation of our Automotive and Diesel Technology curricula into a blend of daily instructor-led theory and hands-on lab training complemented by interactive web-based learning was a critical component in our continuous improvement efforts for training students. In addition to improving the overall educational experience for the students, the new curricula offer more convenience and training flexibility for our students without sacrificing effectiveness.

We began teaching the Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona campus and then we began offering it at our new Dallas/Fort Worth, Texas campus at its opening in June 2010. The new curricula have been well received and we graduated the first class at our Dallas/Fort Worth, Texas campus during 2011. We intend to introduce the new curricula and methodologies at existing campuses which offer Automotive and Diesel Technology programs starting in the spring of 2012 at our Avondale, Arizona campus and at a second existing campus later in calendar year 2012.

Rapidly changing technology in the industries for which we provide technicians requires us to ensure our course content remains as current as our instruction methodology if we are to sustain our position as a critical provider of entry-level technicians. With that in mind, we work closely with our industry customers to adapt and update course offerings to meet their needs. Furthermore, our advanced training programs, including manufacturer supported elective courses and our Manufacturer Specific Advanced Training (MSAT) programs, are direct outgrowths of our industry relationships, a unique aspect of our education program and a key market differentiator for us.

We are constantly improving and expanding our manufacturer sponsored courses. During 2011, we entered into an agreement to offer the Honda Professional Automotive Career Training (PACT) program as a manufacturer supported and equipped elective for our undergraduate students at our Glendale Heights, Illinois campus and began offering the Nissan Automotive Technician Training (NATT) program at our Norwood, Massachusetts campus.

Graduate employment services

A deep understanding of employment demand in the markets we serve and the specific needs of our industry customers is the key success factor in assisting graduates in finding employment.

We dedicate considerable time and resources to developing employment opportunities and referrals. We believe our employment services program provides students with a more compelling value proposition and significantly enhances employment opportunities for our graduates.

We have a national employment services team which develops job opportunities and outreach as well as a network of local employment services teams to best serve students while in school. Our campus-based staff instruct active students on employment search and interviewing skills, facilitate employer visits to campuses, provide access to reference materials and assist with the composition of resumes.

Success in this critical activity has great value to us as well as to students and employers because our ability to help launch a graduate’s career is a key attraction point for prospective students.

Our employment rates have come under pressure over the past two years for a variety of reasons and the recent recession has affected hiring in the end markets we serve to varying degrees. The automotive and diesel industries have experienced a stronger recovery than the motorcycle, marine and collision repair industries. For example, between 2008 and 2010, motorcycle sales in the United States were cut by half. Not surprisingly, this has translated into a more difficult employment market in those industries and has put some pressure on our overall employment rates. However, even with these pressures our graduate employment rate for our fiscal 2010 graduate cohort has improved over our fiscal 2009 graduate cohort. Please see the discussion in “Graduate Employment” later in this document for further discussion.

Management of our industry relationships to broaden and deepen the involvement of our current relationships and to attract new industry relationships.

No relationships are more critical to our success than those with the OEMs. We have a dedicated account management team at our corporate level managing those relationships and developing new ones, which is a key area of focus for us.

We deliver value to these OEMs by functioning as an efficient hiring source and low cost training option. Our record at meeting their needs is a strong one and the primary reason we have industry relationships as long as those with Harley Davidson, 27 years, and Ford, 12 years.

We constantly seek new relationships, both from within the OEMs and also among other relevant groups or organizations. The agreement we entered into to offer the Honda PACT program and offering the Nissan NTT program are examples of this activity.

Industry Background

The market for qualified service technicians is large and stable. In the most recent data available, the U.S. Department of Labor estimated that in 2008 there were approximately 764,000 working automotive technicians in the United States, and this number was expected to increase by 4.7% from 2008 to 2018. Other 2008 estimates provided by the U.S. Department of Labor indicate that from 2008 to 2018 the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair, are expected to increase by 5.7%, 0.5%, 9.0% and 5.9%, respectively. This need for technicians is due to a variety of factors, including technological advancement in the industries our graduates enter, the number of automobiles, trucks, motorcycles and boats in service, as well as an aging and retiring workforce that generally requires training to keep up with technological advancements and maintain its technical competency. As a result of these factors, it is estimated that an average of approximately 31,200 new job openings will exist annually for new entrants from 2008 to 2018 in the fields we serve, according to data collected by the U.S. Department of Labor. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers which can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.

Schools and Programs

Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NTI). The majority of our undergraduate programs are designed to be completed in 45 to 102 weeks and culminate in an associate of occupational studies degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $20,150 to $46,750 per program, depending on the nature and length of the program. Our campuses are accredited and our undergraduate programs are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (HEA), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED).

Our undergraduate schools and programs are summarized in the following table:

Location	Brand	Date Training Commenced	Principal Programs
Arizona (Avondale)	UTI	1965	Automotive; Diesel & Industrial
Arizona (Phoenix)	MMI	1973	Motorcycle
California (Rancho Cucamonga)	UTI	1998	Automotive; Diesel & Industrial
California (Sacramento)	UTI	2005	Automotive; Diesel & Industrial; Collision Repair and Refinishing
Florida (Orlando)	UTI/MMI	1986	Automotive; Motorcycle; Marine
Illinois (Glendale Heights)	UTI	1988	Automotive; Diesel & Industrial
Massachusetts (Norwood)	UTI	2005	Automotive; Diesel & Industrial
North Carolina (Mooresville)	UTI/NTI	2002	Automotive; Automotive with NASCAR
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel & Industrial
Texas (Dallas/Ft. Worth)	UTI	2010	Automotive; Diesel & Industrial
Texas (Houston)	UTI	1983	Automotive; Diesel & Industrial; Collision Repair and Refinishing

Universal Technical Institute (UTI)

UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are master certified by the National Automotive Technicians Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE). In order to apply for NATEF certification, a school must meet the NATEF curriculum requirements and have also graduated its first class. We offer the following programs under the UTI brand:

•

Automotive Technology.    Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. The program ranges from 51 to 88 weeks in duration, and tuition ranges from approximately $28,250 to $39,150. Graduates of this program are qualified to work as entry-level service technicians in automotive dealer service departments or automotive repair facilities.

•

Diesel & Industrial Technology.    Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. The program is 45 to 57 weeks in duration and tuition ranges from approximately $25,950 to $33,100. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•

Automotive/Diesel Technology.    Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. The program ranges from 69 to 84 weeks in duration and tuition ranges from approximately $34,050 to $44,300. Graduates of this program typically can work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships.

•

Automotive/Diesel & Industrial Technology.    Established in 1970, the Automotive/Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 90 weeks in duration and tuition ranges from approximately $35,550 to $46,750. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including material handling, construction, transport refrigeration or farming.

•

Collision Repair and Refinishing Technology (CRRT).    Established in 1999, the CRRT program is designed to teach students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program is 51 weeks in duration and tuition ranges from approximately $28,400 to $30,850. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•

Motorcycle.    Established in 1973, the MMI program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 48 to 102 weeks in duration and tuition ranges from approximately $20,150 to $42,650. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by six major motorcycle manufacturers. We have written agreements relating to motorcycle elective programs with BMW of North America, LLC; Harley-Davidson Motor Co.; Kawasaki Motors Corp., U.S.A.; and Yamaha Motor Corp., USA. In addition, we have verbal understandings relating to motorcycle elective programs with American Honda Motor Co., Inc. and American Suzuki Motor Corp. We have written agreements for dealer training with American Honda Motor Co., Inc. and Harley-Davidson Motor Co. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting in our course development, providing equipment and product donations, and instructor training. The verbal understandings referenced may be terminated without cause by either party at any time.

•

Marine.    Established in 1991, the MMI program is designed to teach students how to diagnose, service and repair boats. The program is 51 weeks in duration and tuition is approximately $25,450. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers and we have verbal agreements relating to marine elective programs with American Honda Motor Co., Inc.; American Suzuki Motor Corp., Mercury Marine, a division of Brunswick Corp., Volvo Penta of the Americas, Inc. and Yamaha Motor Corp., USA. We have written agreements for dealer training with American Honda Motor Co. Inc. Mercury Marine, a division of Brunswick Corp. and Volvo Penta of the Americas, Inc. These marine manufacturers support us through their endorsement of our curricula content, assisting with course development, equipment and product donations, and instructor training. The verbal understandings referenced may be terminated without cause by either party at any time.

NASCAR Technical Institute (UTI/NTI)

Established in 2002, UTI/NTI offers the same type of automotive training as other UTI locations, along with additional NASCAR-specific elective courses. In the NASCAR-specific elective courses, students have the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities. The programs range from 48 to 78 weeks in duration and tuition ranges from $29,200 to $41,150. Graduates of the Automotive Technology program and the Automotive Technology with NASCAR (the NASCAR program) at UTI/NTI are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. Graduates from the NASCAR program have additional opportunities to work in racing-related industries. In 2010 and 2009, approximately 18% and 15%, respectively, of the graduates from the NASCAR program have found employment opportunities to work in racing-related industries with approximately 72% and 71%, respectively, working in the automotive service sector.

Advanced Training Programs

We offer advanced training programs in the form of a manufacturer supported elective course added to a student’s core Automotive or Diesel undergraduate program, or as a post-graduate program, which are manufacturer specific advanced training programs (MSAT).

The manufacturer supported elective courses for the advanced training programs are offered at our campus locations and are paid for by the student. These electives are supported by Title IV funding. Additionally, qualifying student graduates have the opportunity to apply for enrollment in one of our MSAT programs. The MSAT programs, in most cases, are paid for by the manufacturer and/or its dealers in return for a commitment by the student to work for a dealer of that manufacturer for a certain period of time upon completion of the program. For both types of programs, the manufacturer typically assists us in the development of course content and curricula, while providing us with vehicles, equipment, specialty tools and parts at reduced prices or at no charge. This specialized training enhances the student’s skills with a particular manufacturer’s technology resulting in enhanced employment opportunities and potential for higher wages for our graduates.

Electives

Pursuant to written agreements, we offer advanced training elective programs for the following OEMs:

•

BMW of North America, LLC.    We have a written agreement with BMW of North America, LLC whereby we provide BMW’s FastTrack Program at the BMW training center in Ontario, California, the Avondale, Arizona campus, and the Orlando, Florida BMW dedicated training center using vehicles, equipment, specialty tools and curricula provided by BMW.

•

Cummins Rocky Mountain, a subsidiary of Cummins, Inc.    We have a written agreement with Cummins Rocky Mountain, a subsidiary of Cummins, Inc. whereby we provide the Cummins Qualified Technician Program (CQTP) elective at our Avondale, Arizona and Houston, Texas campuses using vehicles, equipment, specialty tools and curricula provided by Cummins.

•

Daimler Trucks N.A.    We have a written agreement with Daimler Trucks N.A. whereby we provide the Daimler Trucks Finish First elective at our Avondale, Arizona campus using vehicles, equipment, specialty tools and curricula provided by Daimler.

•

Ford Motor Co.    We have a written agreement with Ford Motor Co. whereby we provide the Ford Accelerated Credential Training (FACT) elective at all UTI campuses except the Dallas/Ft. Worth campus using vehicles, equipment, specialty tools and curricula provided by Ford.

•

Mercedes-Benz USA, LLC.    We have a written agreement with Mercedes-Benz USA, LLC whereby we provide an elective program at our Rancho Cucamonga, California and Norwood, Massachusetts campuses using vehicles, equipment, specialty tools and curricula provided by Mercedes-Benz.

•

Navistar International Corp.    We have a written agreement with Navistar International Corp. whereby we provide the International Truck Elective Program (ITEP) at our Glendale Heights, Illinois campus using vehicles, equipment, specialty tools and curricula provided by Navistar.

•

Nissan North America, Inc.    We have a written agreement with Nissan North America, Inc. whereby we provide the Nissan Automotive Technician Training (NATT) program at our Houston, Texas, Mooresville, North Carolina, Sacramento, California, Orlando, Florida, and Norwood, Massachusetts campuses using vehicles, equipment, specialty tools and curricula provided by Nissan.

•

Toyota Motor Sales, U.S.A., Inc.    We have a written agreement with Toyota Motor Sales, U.S.A., Inc. whereby we provide the Toyota Professional Automotive Technician (TPAT) elective at our Glendale Heights, Illinois, Exton, Pennsylvania, and Sacramento, California campuses using vehicles, equipment, specialty tools and curricula provided by Toyota.

Manufacturer specific advanced training programs

Our manufacturer specific advanced training programs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive or diesel program may apply to be selected for these programs. The programs range from 14 to 24 weeks in duration. Pursuant to written agreements, we offer MSAT programs for the following OEMs:

•

BMW of North America, LLC.    We have a written agreement with BMW of North America, LLC whereby we provide BMW’s Service Technician Education Program (STEP) at our Avondale, Arizona and Orlando, Florida training facilities and at the BMW training centers in Ontario, California, Woodcliff Lake, New Jersey and the Mini Service Technical Education Program (Mini Cooper STEP) at our Orlando, Florida training facilities using vehicles, equipment, specialty tools and curricula provided by BMW. This agreement expires on December 31, 2011 and may be terminated for cause by either party.

•

Navistar International Corp.    We have a written agreement with Navistar International Corp. whereby we provide the International Truck Education Program (ITEP) training program at our training facilities in Glendale Heights, Illinois, Exton, Pennsylvania, and Sacramento, California using vehicles, equipment, specialty tools and curricula provided by Navistar. This agreement expires on December 31, 2011 and may be terminated without cause by either party upon 180 days written notice.

•

Porsche Cars of North America, Inc.    We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program (PTAP) at the Porsche Training Center in Atlanta, Georgia using vehicles, equipment, specialty tools and curricula provided by Porsche. The written agreement expires September 30, 2012 and may be renewed by mutual agreement.

•

Volvo Cars of North America, LLC.    We have a written agreement with Volvo Cars of North America, LLC whereby we conduct Volvo’s Service Automotive Factory Education (SAFE) program training at our training facility in Avondale, Arizona using vehicles, equipment, specialty tools and curricula approved by Volvo. This agreement expires on December 31, 2011.

Dealer/Industry Training

Technicians in all of the industries we serve are in regular need of training or certification on new technologies. Manufacturers are outsourcing a portion of this training to education providers such as UTI. We currently provide dealer technician training to manufacturers such as: American Honda Motor Co., Inc., BMW of North America, LLC, Ford Motor Co., Harley-Davidson Motor Co. and Mercedes-Benz USA, LLC.

Industry Relationships

We have a network of industry relationships that provide a wide range of strategic and financial benefits, including product/financial support, licensing and manufacturer training.

•

Product/Financial Support.    Product/financial support is an integral component of our business strategy and is present throughout our schools. In these relationships, sponsors provide their products, including equipment and supplies, at reduced or no cost to us, in return for our use of those products in the classroom. Additionally, they may provide financial sponsorship to either us or our students. Product/financial support is an attractive marketing opportunity for sponsors because our classrooms provide them with early access to the future end-users of their products. As students become familiar with a manufacturer’s products during training, they may be more likely to continue to use the same products upon graduation. Our product support relationships allow us to minimize the equipment and supply costs in each of our classrooms and significantly reduce the capital outlay necessary for operating and equipping our campuses.

An example of a product/financial support relationship is:

•	Snap-on Tools. As a premier tool provider to the industry, we have been able to form a strategic partnership with Snap-on Tools. Upon graduation from our undergraduate programs, students receive a

Snap-on Tools entry-level tool set having an approximate retail value of $1,000, which can become valuable as a student establishes their career. We purchase these tool sets from Snap-on Tools at a discount from their list price pursuant to a written agreement which expires in April 2017. In the context of this relationship, we have granted Snap-on Tools exclusive access to our campuses to display tool related advertising, and we have agreed to use Snap-on Tools equipment to train our students. We receive credits from Snap-on Tools for student tool kits that we purchase and any additional purchases made by our students. We can then redeem those credits in multiple ways, which historically has been to purchase Snap-on Tools equipment and tools for our campuses at the full retail list price.

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

An example of a licensing arrangement is:

•

NASCAR.    We have a licensing arrangement with NASCAR and are its exclusive education provider for automotive technicians. The agreement expires on December 31, 2017 and may be terminated for cause by either party at any time prior to its expiration. This relationship provides us with access to the network of NASCAR sponsors, presenting us with the opportunity to enhance our product support relationships. In July 2002, NASCAR Technical Institute opened in Mooresville, North Carolina where students have the opportunity to take NASCAR-specific courses that were developed through a collaboration of NASCAR crew chiefs and motorsports industry leaders. The popular NASCAR brand name combined with the opportunity to learn on high-performance cars is a powerful recruiting and retention tool. It also provides students with the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities.

•

Manufacturer Training.    Manufacturer training relationships provide benefits to us that impact each of our education programs. These relationships support entry-level training tailored to the needs of a specific manufacturer, as well as continuing education and training of experienced technicians. In both the entry-level and continuing education programs, students receive training and certification on a given manufacturer’s products. In return, the manufacturer supplies vehicles, equipment, specialty tools and parts, and assistance in developing curricula. Students who receive the entry-level training may earn certification to work on that manufacturer’s products when they complete the program. The certification typically leads to both improved employment opportunities and the potential for higher wages. The continuing education programs for experienced technicians are paid for by the manufacturer and often take place in our facilities, allowing the manufacturer to avoid the costs associated with establishing its own dedicated facility. Manufacturer training relationships lower the capital investment necessary to equip our classrooms and provide us with a significant marketing advantage. In addition, through these relationships, manufacturers are able to increase the pool of skilled technicians available to service and repair their products.

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

•

American Honda Motor Co., Inc.    This is an example of a dealer technician training program paid for by the manufacturer or dealer. We provide marine and motorcycle training for experienced American Honda technicians utilizing training materials and curricula provided by American Honda. Pursuant to written agreements, our instructors provide marine and motorcycle dealer training at American Honda authorized training centers across the United States. Pursuant to verbal agreements, we oversee the administration of the motorcycle training program, including technician enrollment, and American Honda supports our campus Hon Tech training program by donating equipment and providing curricula.

•

Porsche Cars of North America, Inc.    This is an example of an MSAT program paid for by the OEM. We have a verbal agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program (PTAP) at the Porsche Training Center in Atlanta, Georgia using vehicles, equipment, specialty tools and curricula provided by Porsche. The written agreement expires September  30, 2012 and may be renewed by mutual agreement.

Student Recruitment Model

Our student recruitment efforts begin with our commitment to positive outcomes, both for our students and our industry partners. Our responsibility to present job-ready graduates to employers requires that we recruit, enroll and train prospective students who have the drive and potential to successfully pursue a career in their field of training. We use a national multi-touch media approach, including digital fulfillment and engagement platforms, to generate the quality and quantity of prospective students necessary for our three primary admissions channels to enroll and start students.

Marketing and Advertising.    Our marketing strategies are designed to identify potential students who would benefit from our programs and pursue successful careers upon graduation. We leverage a web-centric inquiry generation platform that focuses on nationally efficient advertising coupled with the internet, where our website acts as the primary hub of our campaigns, to inform and educate potential students on the nature of our educational programs and the employment opportunities that could be available to them. Currently, we advertise on television, radio, multiple internet sites, in magazines and use events, social media, direct mail and telemarketing to reach prospective students.

We utilize a student-centered recruiting policy to maximize efficiency of our admissions representatives with a focus on the prospective student. Our admissions representatives are provided training and tools to assist any prospective student.

•

High Schools.    Our field-based representatives recruit prospective students primarily from high schools across the country with assigned territories covering the United States and U.S. territories. Our field-based education representatives generate the majority of their inquiries by making career presentations at high schools. Typically, the field-based education representatives enroll high school students during an application interview conducted at the homes of prospective students.

Our reputation in local, regional and national business communities, endorsements from high school guidance counselors and the recommendations of satisfied graduates and employers are some of our most effective recruiting tools. Accordingly, we strive to build relationships with the people who influence the career decisions of prospective students, such as vocational instructors and high school guidance counselors. We conduct seminars for high school career counselors and instructors at our training facilities and campuses as a means of further educating these individuals on the merits of our technical training programs. Our representatives focus on expanding high school relationships beyond the traditional vocational programs and into academic classes.

•

Adult Students.    Our campus-based representatives recruit adult career-seeker or career-changer students. These representatives respond to student inquiries generated from national, regional and local advertising and promotional activities. Since adults tend to start our programs throughout the year instead of in the fall as is most typical of traditional school calendars, these students help balance our enrollment throughout the year.

•

Military Personnel.    Our military representatives are strategically located throughout the country and focus on building relationships with military installations. We develop relationships with military personnel and provide information about our training programs by delivering career presentations to soldiers who are approaching their date of separation or have recently separated from the military as a means of further educating these individuals on the merits of our technical training programs.

Student Admissions and Retention

We currently employ field, military and campus-based education representatives who work directly with prospective students to facilitate the enrollment process. At each campus, student admissions are overseen by an admissions department that reviews each application. Different programs have varying admissions standards. For example, applicants for programs offered at our Avondale, Arizona campus, which offers an associate of occupational studies (AOS) degree, must provide proof of: high school graduation, or its equivalent; certification of high school equivalency (G.E.D.); successful completion of a degree program at the postsecondary level; or successful completion of officially recognized home schooling. Students who present a diploma or certificate evidencing completion of home schooling or an online high school program are required to take and pass an entrance exam. Applicants at all other locations must meet the same requirements, or be at least 21 years of age and have the ability to benefit from the training as demonstrated by performance on a basic skills exam. Students who are beyond the age of compulsory attendance and have completed a high school program, but have not passed a state high school completion exam where required or received an Individualized Education Program diploma/certificate, may also apply to attend through the ability to benefit option, and must meet the same criteria outlined above.

To maximize the likelihood of student completion, our admissions requirements are intended to identify students who have the ability to succeed in their chosen program. We have student services professionals and other resources that provide various student services including orientation, tutoring, student housing assistance, and academic, financial, personal and employment advisement. We have established processes to identify at-risk students who may be in need of proactive assistance. Our consolidated student completion rate in 2011 was approximately 65%, which we believe compares favorably with the student completion rates of other providers of comparable educational/training programs. The 2011 completion rate is based on new students that began one of our programs during the period October 1, 2009 through September 30, 2010 and completed or are still attending as of September 30, 2011.

Enrollment

We enroll students throughout the year. For the year ended September 30, 2011, our average undergraduate full-time student enrollment was approximately 18,500, representing a decrease of less than 1% as compared to the twelve months ended September 30, 2010. Currently, our student body is geographically diverse, with approximately 50% of our students having relocated to attend our programs. For the years ended September 30, 2011, 2010 and 2009, we had average undergraduate full-time student enrollments of approximately 18,500, 18,600 and 15,900, respectively. We expect the rate of decline experienced in 2011 in both applications and new student starts to slow in the first half of the year before potentially improving in the second half of the year. However, given our current enrollment levels, the macro-economic headwinds and the changing regulatory environment we operate in, we anticipate the average student population for 2012 to be below the level of 2011.

Graduate Employment

Identifying employment opportunities for our graduates in the automotive, motorcycle and marine industries is critical to our ability to help our graduates benefit from their education. Accordingly, we dedicate significant resources to maintaining an effective graduate employment team. Our campus-based staff instruct active students on employment search, interviewing skills and professionalism, facilitate employer visits to campuses, provide reference materials and assist with the composition of resumes. We also have a centralized department whose focus is to build relationships with potential employers and develop job opportunities and referrals. We believe that our graduate employment services program provides our students with a more compelling value proposition and enhances the employment opportunities for our graduates. Although employment remains challenging for motorcycle, collision and marine segments, we are seeing improvement in the automotive and diesel programs.

Our employment rates for 2010 and 2009 were 85% and 81%, respectively. The employment calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2009 to September 30, 2010 and October 1, 2008 to September 30, 2009, respectively, excluding graduates not available for employment because of continuing education, military, health, incarceration, death or foreign students. For 2010, UTI had approximately 11,200 total graduates, of which approximately 10,500 were available for employment. Of those graduates available for employment, approximately 8,900 were employed within one year of their graduation date, for a total of 85%. For 2009, UTI had approximately 10,800 total graduates, of which approximately 10,100 were available for employment. Of those graduates available for employment, approximately 8,200 were employed within one year of their graduation date, for a total of 81%.

Faculty and Employees

Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. A majority of our existing instructors have a minimum of five years experience in the industry and an average of six years of experience teaching at UTI, ranging from less than 1 year to 32 years. Our average undergraduate student-to-teacher ratio is approximately 22-to-1.

Each school’s support team typically includes a campus president, an education director, an admissions director, a financial aid director, a student services director, an employment services director, a campus controller and a facilities director. As of September 30, 2011, we had approximately 2,260 full-time employees, including approximately 635 student support employees and approximately 830 full-time instructors.

Our employees are not represented by labor unions and are not subject to collective bargaining agreements. We have never experienced a work stoppage, and we believe that we have a good relationship with our employees. However, we may encounter employees who desire or maintain union representation at new or existing campuses.

Competition

Our main competitors are other for-profit career-oriented and technical schools, including Lincoln Technical Institute, a wholly-owned subsidiary of Lincoln Educational Services Corporation; WyoTech, which is owned by Corinthian Colleges, Inc., and traditional two-year junior and community colleges. We believe that our industry relationships, size, brand recognition, reputation and nationwide recruiting system provide UTI with a competitive advantage.

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

In Part III of this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2012 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or about January 13, 2012, our proxy statement for the 2012 Annual Meeting of Stockholders will be filed with the SEC and available on our website at www.uti.edu under the “Investors — Financial Information — SEC Filings” captions.

Information relating to corporate governance at UTI, including our Code of Conduct for all of our employees and our Supplemental Code of Ethics for our Chief Executive Officer and senior financial officers, and information concerning Board Committees, including Committee charters, is available on our website at www.uti.edu under the “Investors — Corporate Governance” captions. We will provide any of the foregoing information without charge upon written request to Universal Technical Institute, Inc., 16220 North Scottsdale Road, Suite 100, Scottsdale, Arizona 85254, Attention: Investor Relations.

Regulatory Environment

Our institutions participate in a variety of government-sponsored financial aid programs that assist students in paying their cost of education. The largest source of such support is the federal programs of student financial assistance under Title IV of the HEA. This support, commonly referred to as Title IV Programs, is administered by the U.S. Department of Education (ED). In 2011, we derived approximately 75% of our revenues, on a cash basis, from Title IV Programs.

To participate in Title IV Programs, an institution must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED, and be certified as an eligible institution by ED. For these reasons, our institutions are subject to extensive regulatory requirements imposed by all of these entities.

State Authorization

Each of our institutions must be authorized by the applicable state education agency where the institution is located to operate and grant degrees, diplomas or certificates to its students. Our institutions are subject to extensive, ongoing regulation by each of these states. Additionally, our institutions are required to be authorized by the applicable state education agencies of certain other states in which our institutions recruit students. Currently, each of our institutions is authorized by the applicable state education agency or agencies.

The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations, and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are not consistent with those required by ED and some mandate that institutions post surety bonds. Currently, we have posted surety bonds on behalf of our institutions and education representatives with multiple states of approximately $13.8 million. We believe that each of our institutions is in substantial compliance with state education agency requirements. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.

State authorization is also required for an institution to become and remain eligible to participate in Title IV Programs. On October 29, 2010, ED issued new regulations establishing standards for state authorization that must be met in order for the state authorization to be adequate for purposes of establishing the eligibility of an institution to participate in Title IV Programs. ED will determine whether a state’s institutional authorization and complaint process satisfies ED’s regulations. We cannot predict the extent to which ED will determine that the institutional authorization or complaint review process of any state satisfies ED’s regulations. These new regulations became effective July 1, 2011 and will require our institutions to respond quickly to evolving state requirements.

Accreditation

Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Accrediting commissions primarily examine the academic quality of the institution’s instructional programs, and a grant of accreditation is generally viewed as confirmation that the institution’s programs meet generally accepted academic standards. Accrediting commissions also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources necessary to perform its educational mission.

Accreditation by an ED recognized commission is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (ACCSC), an accrediting commission recognized by ED. Nine of our campuses currently have five-year grants of accreditation that expire as follows:

July 2012 — Norwood, Massachusetts

December 2012 — Sacramento, California

December 2013 — Mooresville, North Carolina, NASCAR Technical Institute (UTI/NTI)

February 2014 — Avondale, Arizona; Houston, Texas; Rancho Cucamonga, California; Orlando, Florida; and Glendale Heights, Illinois

May 2014 — Phoenix, Arizona, Motorcycle Mechanics Institute (MMI)

Our Exton, Pennsylvania campus’ accreditation expired in October 2011. We completed the application for renewal for accreditation in June 2011. The visiting accreditation team reported that there were no findings of non-compliance and that our application would be considered at the February 2012 meeting. Our Dallas/Ft. Worth, Texas campus received an initial two-year grant of accreditation on March 4, 2010. The campus is currently in its first reaccreditation cycle process and will be eligible for a five-year grant of accreditation in 2012. We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards. If any one of our institutions lost its accreditation, students attending that institution would no longer be eligible to receive Title IV Program funding, and we could be forced to close that institution.

An accrediting commission may place an institution on reporting status to monitor one or more specified areas of performance in relation to the accreditation standards. An institution placed on reporting status is required to report periodically to the accrediting commission on that institution’s performance in the area or areas specified by the commission. None of our institutions are currently on reporting status.

Nature of Federal and State Support for Postsecondary Education

The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by ED. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and make academic progress, as defined by ED, towards the completion of their program of study. In addition, each institution must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students, as well as provide a variety of disclosures and reports on recipient data and program expenditures.

During 2011, based on their individual eligibility under the following Title IV Programs, our students received grants and loans from the Federal Pell Grant (Pell) program, the Federal Supplemental Educational Opportunity Grant (FSEOG) program, the William D. Ford Federal Direct Loan (DL) program and the Federal Perkins Loan (Perkins) program. Our students also received a small number of loans from the Federal Family Education Loan (FFEL) program prior to the retirement of that program effective June 30, 2010.

Federal Title IV Programs

DL.    Under the DL program, ED makes loans to students or their parents. Borrowers repay these loans to ED according to the terms and conditions of the program. Students with financial need continue to qualify for interest subsidies while in school and during grace periods. Non-need-based unsubsidized loans are also available to students or their parents. In 2011, we derived approximately 60% of our revenues, on a cash basis, from the DL program.

Pell.    Under the Pell program, ED makes grants to students who demonstrate financial need based on the Free Federal Application for Federal Student Aid (FAFSA). In 2011, we derived approximately 21% of our revenues, on a cash basis, from the Pell program.

FSEOG.    FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under this program. In 2011, we derived less than 1% of our revenues, on a cash basis, from the FSEOG program.

Perkins.    Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the institution’s revolving account to make loans to additional students. For the federal award year that extends from July 1, 2011 through June 30, 2012, ED made no new Perkins allocations to schools due to federal appropriations limitations. In 2011, we derived less than 1% of our revenues, on a cash basis, from the Perkins program.

FFEL.    Through June 30, 2010, banks and other lending institutions made loans to students or their parents with similar terms and conditions much the same as those found in the DL program. The FFEL loan program was eliminated by Congress, and has been wholly replaced by the DL program. In 2011, our primary activity related to the FFEL loan program was the return of funds for students no longer attending school.

Other Federal and State Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs and under the Workforce Investment Act. On August 1, 2009, the Post-9/11 GI Bill became effective exclusively for veterans pursuing programs at degree granting institutions of higher learning. Beginning October 1, 2011, eligible veterans are able to use their Post-9/11 GI Bill at all of our campuses. Additionally, veterans are able to use their eligible veterans benefits, such as the Montgomery GI Bill, the Reserve Education Assistance Program (REAP) and VA Vocational Rehabilitation at all of our campuses. In 2011, we derived approximately 4% of our revenues, on a cash basis, from the Post-9/11 GI Bill program.

Additionally, some states provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirement for state financial aid varies by funding agency and program.

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

ED’s Title IV program standards are applied primarily on an institutional basis, with an institution defined by ED as a main location and its additional locations, if any. Each institution is assigned a unique Office of Post-Secondary Education Identification Number (OPEID). Under this definition for ED purposes we have the following three institutions:

Institution
Universal Technical Institute of Arizona

Main campus
Universal Technical Institute, Avondale, Arizona

Additional campuses
Universal Technical Institute, Glendale Heights, Illinois
Universal Technical Institute, Rancho Cucamonga, California
Universal Technical Institute — NASCAR Technical Institute, Mooresville, North Carolina
Universal Technical Institute, Norwood, Massachusetts

Institution
Universal Technical Institute of Phoenix

Main campus
Universal Technical Institute DBA Motorcycle Mechanics Institute, Motorcycle & Marine Mechanics Institute, Phoenix, Arizona

Additional campuses
Universal Technical Institute, Sacramento, California
Universal Technical Institute, Orlando, Florida
Divisions
Motorcycle Mechanics Institute, Orlando, Florida
Marine Mechanics Institute, Orlando, Florida
Automotive, Orlando, Florida

Institution
Universal Technical Institute of Texas

Main campus
Universal Technical Institute, Houston, Texas

Additional campuses
Universal Technical Institute, Exton, Pennsylvania
Universal Technical Institute, Dallas/Ft. Worth, Texas

The substantial amount of federal funds disbursed through Title IV Programs, the large number of students and institutions participating in those programs and instances of fraud and abuse have prompted ED to exercise significant regulatory oversight over institutions participating in Title IV Programs. Accrediting commissions and state agencies also oversee compliance with both their respective standards and Title IV Program requirements. As a result, each of our institutions is subject to detailed oversight and review and must comply with a complex framework of laws and regulations. Because ED periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how the Title IV Program requirements will be applied in all circumstances.

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.    Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the HEA approximately every five to six years. The HEA was reauthorized, amended and signed into law most recently on August 14, 2008 as the Higher Education Opportunity Act of 2008 (HEOA). The HEOA continued the availability of Title IV Program funds, authorized additional aid and benefits for students, required new federal reporting items and disclosures and codified additional compliance requirements related to student loans. Additionally, the HEOA implemented changes that impact how institutions comply with requirements that they receive no more than 90 percent of their revenue from Title IV Programs and maintain acceptable cohort default rates.

Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. In 2011, Congress is taking a very detailed look at federal appropriations and has appointed a joint subcommittee that is charged with specifically finding $1.2 trillion in spending cuts over the next 10 years. Since we derive a significant percentage of our revenues from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or reduces the ability of our institutions or students to participate in Title IV Programs, could reduce our student enrollment and revenues. Congressional action may also increase our administrative costs and require us to modify our practices in order for our institutions to comply with Title IV Program requirements.

The Senate Committee on Health, Education, Labor, and Pensions (HELP) has held a series of oversight hearings on for-profit institutions’ administration of Title IV programs during the 111th and 112th Congresses. The most recent Senate HELP Committee hearing examining the for-profit section held in July 2011 was entitled, “Improving For-Profit Higher Education: A Roundtable Discussion of Policy Solutions.” The HELP Committee hearings examined, among other things, the business practices of for-profit institutions such as ours.

Additionally, the acute attention on the federal deficit and debt limit in 2011 has resulted in repeated efforts by Congress to reduce all federal spending, including education funding. As a part of the Continuing Resolution package in April 2011 that kept the government funded through the remainder of federal fiscal year (FFY) 2011, Congress preserved the maximum Pell Grant but eliminated year-round Pell.

On August 2, 2011, President Obama signed the Budget Control Act of 2011, raising the federal debt ceiling while also tasking a joint bipartisan committee to develop at least $1.2 trillion in deficit reduction by the end of November 2011, with the statutory goal of exceeding $1.5 trillion. Any legislation proposed by the joint committee must be approved by Congress no later than December 23, 2011 and signed into law by January 15, 2012, or $1.2 trillion in automatic across-the-board cuts will occur, split roughly equally between defense and non-defense spending. The final Budget Control Act included the following elements:

•	Additional Pell Grant program funding for fiscal years 2012 and 2013, with a $1.3 billion shortfall remaining for fiscal year 2012.

•

Elimination of DL repayment incentives. As a result, borrowers have fewer net federal loan proceeds to apply to their educational costs, which could result, in some cases, in increased use of our proprietary loan program.

•

Elimination of in-school interest subsidies on DL loans for graduate and professional students. Although this provision does not apply to us because all of our programs are undergraduate, it does raise the possibility of a broader elimination of in-school interest subsidies as part of any deficit reduction dialogue in Congress.

•

Continued budget discussions for FFY 2012 presents additional opportunities for Congress to cut federal education spending. Because Congress has not yet appropriated funds for FFY 2012, which began on October 1, 2011, the federal government is operating under another Continuing Resolution that expires on November 18, 2011. The elimination of other Direct Loan interest subsidies and changes to Pell Grant eligibility are under consideration during the negotiations on the FFY 2012 appropriations.

On October 25, 2011, President Obama announced two initiatives intended to help students manage student loan debt. Students with both FFEL and Direct Loans will be offered an incentive to consolidate into the Direct Loan program, and certain income-based repayment terms will become effective in 2012 rather than 2014.

Furthermore, the House Subcommittee on Higher Education and Workforce Training held a hearing on Direct Loans on the same day as the President’s announcement. The atmosphere of action on student loan debt could have an impact on student perceptions of taking on loans to finance their education.

On August 5, 2010, the HELP Committee formally requested information and documents from 30 for-profit institutions, including 15 privately-held institutions and all publicly-traded institutions including us. We complied with the request in a timely manner. The Committee sought this information to develop an accurate and in-depth understanding of how for-profit schools use Federal resources such as Title IV Program aid. The letter of inquiry contained no assertion of misuse of public funds or assumption of non-compliance with federal law and regulations. While we believe we will be found to have operated in a substantially compliant manner with respect to applicable federal law and regulations, at this time we cannot predict whether this inquiry will result in any material impact on the manner in which we conduct our business, or how significant any such impacts might be.

Furthermore, the U.S. Government Accountability Office conducted a review and made recommendations to Congress regarding recruiting practices, educational quality, student outcomes, the sufficiency of safeguards against fraud, waste and abuse in Title IV Programs and the percentage of for-profit college revenue derived from Title IV Programs and other federal funding sources.

In September 2011, Senators Harkin, Carper and Webb held a press conference to release what was referred to as “new data” detailing the top recipients of Post-9/11 GI Bill funds. The Senators stated that there would be bipartisan legislation introduced by the end of the calendar year 2011 to include military and veteran funding in the 90 percent portion of the 90/10 calculation. The Senators also discussed the possibility of congressional action to (i) roll back 90/10 to 85/15; (ii) strengthen the existing incentive compensation regulations; and (iii) to reinstate the “50% Rule,” which would restrict schools from receiving Title IV Program funds if they offer more than half their courses via distance education or enroll more than half of their students in online programs. Additionally, the Senators announced several other legislative priorities, including ensuring that the gainful employment rule is not repealed and instituting a federal performance-based funding mechanism, so that education funds are distributed based on student outcomes, such as completion and job placement.

Following the press conference, the Senate Committee on Homeland Security and Government Affairs, Subcommittee on Federal Financial Management, Government Information, Federal Services, and International Security, held a hearing entitled “Improving Educational Outcomes for our Military and Veterans.” The hearing focused on, among other matters, laying the groundwork for including military and veterans benefits in the 90 percent portion of the 90/10 calculation. The representatives from the Veteran’s Administration described current and upcoming compliance and reporting requirements that they have initiated to monitor student outcomes. They also spoke of an ongoing taskforce which included the Department of Defense, Veteran’s Administration and ED that was convened to address many of the issues affecting military and veteran students.

There will likely be continued examination in the Senate of for-profit institutions with particular focus on Title IV and federal education benefit programs for veterans.

Program Integrity

On October 29, 2010, ED issued new regulations pertaining to certain aspects of the administration of Title IV Programs, regulations which, with minor exceptions, became effective July 1, 2011. Since the publication of the new regulations, ED has issued interpretive guidance in the form of multiple Dear Colleague Letters to institutions. The letters provide sub-regulatory guidance on certain aspects of the new regulations which assists institutions with understanding the regulations in these areas. However, there remains uncertainty in how various aspects of the new regulations will be interpreted and applied, which could increase the risk that ED could seek to impose monetary or other sanctions on us if it believed we were not in full compliance with all aspects of the new regulations. Additionally, on June 13, 2011, ED published new regulations related to the metrics for determining whether an academic program prepares students for gainful employment, which become effective July 1, 2012. The resulting program integrity rules promulgated in October 2010 and June 2011 address fourteen topics.

The new regulations that have the most significant potential impact on our business are the following:

•	new requirements about what constitutes satisfactory state authorization for institutions to offer postsecondary education in a state for purposes of establishing Title IV Program eligibility;

•	the gainful employment requirements;

•	determining when a program of study is required to measure student progress in clock hours and the assignment of credit hours;

•	the elimination of the 12 safe harbors regarding the incentive compensation prohibition;

•	the revised definition of “substantial misrepresentation” that could impose enhanced liability on institutions of higher education; and

•	the requirement to notify ED of, and possibly obtaining ED’s approval to offer, additional programs of study that lead to gainful employment.

State Authorization.    State authorization, as discussed previously in this filing, is required for an institution to become and remain eligible to participate in Title IV Programs. We cannot predict the extent to which ED will determine that the institutional authorization or complaint review process of any state satisfies ED’s regulations. These new regulations became effective July 1, 2011 and will compel our institutions to respond quickly to evolving state requirements. Any change in state law based on these provisions could require significant changes to our operations and require us to meet significantly more stringent compliance requirements which could have a material impact on our cash flows, results of operations and financial condition.

Gainful Employment.    The HEA requires an eligible for-profit institution to provide “an eligible program of training to prepare students for gainful employment in a recognized occupation” in order for the institution’s students to qualify for Title IV Program assistance. ED is relying on this statutory provision to support promulgation and implementation of the “gainful employment” rule. ED published new regulations on June 13, 2011, which will become effective on July 1, 2012, imposing additional Title IV Program eligibility requirements on certain educational programs. The gainful employment regulations published on June 13, 2011 establish metrics for determining whether a program will qualify as such an educational program. Specifically, a program will qualify as leading to gainful employment in a recognized occupation if we can establish that the program meets at least one of three annual, program-level student metrics:

•	debt repayment rate which requires that at least 35 percent of the program’s former students are successfully repaying their loans, as defined by the regulation;

•	debt-to-discretionary income ratio, which requires that the estimated annual loan payment of a typical graduate of the program does not exceed 30 percent of her or his discretionary income; or

•	debt-to-total earnings ratio which requires that the estimated annual loan payment of the typical graduate does not exceed 12 percent of her or his total earnings.

A graduate’s loan debt is calculated based upon the program’s median debt, including federal and private loans. The earnings used will generally be based on information received from the Social Security Administration. All three metrics will generally examine student information in their third and fourth year after graduation, with certain exceptions.

If an academic program fails all three metrics in a year, the institution must disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. Also, the institution must establish a three-day waiting period before students can enroll. If an academic program fails all three metrics in two out of three years, the institution must inform students in the failing program that their debts may be unaffordable and the program may lose eligibility to receive federal student financial aid funds, and must describe for students their available transfer options. If an academic program fails all three metrics in three out of four years, the academic program would become ineligible to participate in Title IV Programs for at least three years.

The gainful employment standards will be calculated on a fiscal year basis beginning with FFY 2012. The first FFY for which eligibility could be lost for a program is 2015, which would occur if the program fails all three standards for each of 2012, 2013, and 2014. At this time, and based on our preliminary analysis as measured in the manner set forth in the final gainful employment regulations and information currently available, we believe that our programs prepare students for gainful employment and will maintain eligibility to participate in Title IV Programs.

The new regulations, which became effective on July 1, 2011, include gainful employment disclosure requirements. Consistent with ED’s gainful employment disclosure requirements, we established a webpage to disclose to the general public certain information about our programs, including recognized occupations, costs, completion rate, graduate employment rate and median loan debt of individuals who complete our programs. The webpage is located at www.uti.edu/disclosure. This requirement to report information relating to our programs to assist prospective students in making informed decisions has substantially increased our administrative burdens, particularly during the implementation phase. Such disclosures could negatively impact student enrollment in our institutions, which could have a material impact on our results of operations. The new regulations also require schools to provide ED with information that will allow determination of student debt levels and incomes after program completion.

Assignment of Credit Hours and Clock Hours.    The new regulations which became effective July 1, 2011 establish standard definitions for financial aid credit hours applicable to all institutions approved by ED and expand the definition of programs that must be measured in terms of clock hours for Title IV Program purposes. These definitions are applied on a program-by-program basis, are based on certain internal and external characteristics of an educational program and can vary by campus location. The new requirements are grouped into three categories: (i) a new credit definition for degree programs and fully transferable nondegree programs; (ii) a revised credit definition for nontransferable nondegree programs; and (iii) the creation of a series of triggers that require certain programs to be measured for Title IV Program purposes in terms of clock hours.

Most of our programs at the UTI Avondale, Arizona campus result in degrees and therefore are subject to the first of the three categories. The remainder of our campuses must be converted using the revised calculation applicable to nontransferable nondegree programs, including consideration of additional activities outside the classroom. Based on available publications and agency guidance, we do not believe any of our programs as currently constituted must be treated as clock hour programs for Title IV Program purposes under the new requirements. If ED were to determine that our credit hour assignments were incorrect or that our programs must be treated as clock hour programs, the Title IV Program funds available for students enrolled in such programs could be significantly less than currently available.

The new ED regulatory structure relies heavily on the accreditors to assess compliance with the new regulations. We have been working closely with ACCSC to confirm that our programs comply with ACCSC expectations with respect to the assignment of credit hours. Additionally, ED advised in a Dear Colleague Letter dated March 18, 2011 describing the new credit/clock hour requirements, that it “understands institutions and accrediting agencies face challenges in implementing these new requirements.” The Letter further noted for the 2011-2012 award year “as long as an institution or accrediting agency is in the process of complying with these provisions, [ED] will consider the institution or accrediting agency to be making a good-faith effort to comply, and Department staff will take this effort into consideration when reviewing an institution’s or accrediting agency’s implementation of the regulations.” As a result of our efforts before and after July 1, 2011, we believe we are in substantial compliance with the new requirements and have acted in good faith. We will continue to work with ACCSC to ensure our educational programs remain in compliance.

Incentive Compensation.    An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or the award of financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. However, ED regulations in effect prior to July 1, 2011 established criteria for complying with this standard in certain situations in the form of 12 safe harbors that defined specific types of permissible compensation practices. Prior to July 1, 2011, we relied on several of these safe harbors to ensure that our compensation and recruitment practices complied with the applicable legal requirements. The new regulations, which became effective on July 1, 2011, eliminated the safe harbors and the corresponding descriptions that defined certain appropriate and permissible compensation arrangements.

The new regulations prohibit schools from making salary adjustments to covered employees based, in any part, directly or indirectly, on the employee’s success in securing enrollments or financial aid, or the number of students recruited, enrolled or awarded financial aid. Similarly, the new regulations prohibit any payments or incentives to covered employees based on students’ graduation or completion of any part of their program. Additionally, the commentary to the new regulation states that the payment of incentives to covered employees based on how many students receive jobs in their field of study after graduation is also prohibited. The new regulations also provide that the compensation restrictions will apply to any employee who undertakes recruiting or admitting of students, or who makes decisions about and awards Title IV Program funds, as well as any higher level employee with responsibility for recruitment or admission of students, or making decisions about awarding Title IV Program funds. ED has made an initial attempt to clarify the scope of such “covered employees” in written guidance it issued in March 2011.

Furthermore, the new regulations repealed the safe harbor on contracts with third parties for recruitment services, which had allowed schools to make any form of payment, including tuition sharing arrangements, to outside companies that assisted schools with recruiting, admissions activities or the awarding of financial aid, so long as the outside company compensated its own employees in accordance with the incentive compensation restrictions applicable to how schools could compensate their own employees. In eliminating this safe harbor, the new regulations state that the same restrictions on a school’s payments to its own individual employees will also be applied to a school’s payments to an outside company. The new regulations provide an exception to this principle, which permits payments to an outside company for providing student contact information for prospective students, provided that such payments are not based on the number of students who apply or enroll, or on any additional conduct by the outside company such as participation in pre-admission activities. The commentary accompanying the new regulations also provides that payments made to third parties based on the number of clicks on a website are permissible, as long as those payments are not based in any part, directly or indirectly, on the number of individuals who enroll or are awarded financial aid.

When it issued the new regulations, ED also stated that it does not intend to provide private guidance to individual schools on their specific compensation practices, but that it may issue additional broadly applicable guidance to all schools from time to time. In March 2011, ED issued the first such guidance on the new incentive compensation regulations in the form of a Dear Colleague Letter to all schools participating in the Title IV Programs. In that guidance, ED addressed several issues, including: (i) activities ED considers covered or exempt from the incentive compensation restrictions; (ii) examples of types of payments ED considers to be permissible under the new regulations; (iii) application of the compensation restrictions to senior managers, executives, and other employees; (iv) standard evaluative factors that schools may use in determining the compensation of covered employees; and (v) limited situations in which tuition-based payments can be made to outside companies.

Because the new regulations differ significantly from the pre-existing regulations and only took effect July 1, 2011, and because of the imprecise nature of many aspects of the new regulations, it is not clear how ED will apply the new regulations in all circumstances. Although we cannot guarantee that ED will not take a position that some aspect of our compensation practices is not in compliance with the new regulations, we believe that our compensation plans and practices were in compliance with the HEA and ED regulations as they existed prior to the July 1, 2011 effective date of the new regulations. We made modifications to our employee compensation structures to comply with the new regulation and the elimination of the safe harbors in the prior regulations. Such modifications were effective on or before July 1, 2011. Other companies in the industry have experienced and reported material adverse impacts to their business when they implemented changes to their compensation practices, but we cannot fully predict whether we will experience a similar impact given our dissimilar solutions, culture and timing, nor can we predict how significant any such impact will be. Our operating costs have changed and will continue to change materially based on any adjustments to compensation that we have made or may make in the future. The revisions to the governing regulations may adversely affect our ability to compensate our employees and our compensation practices for third parties. Given the fact that ED does not intend to review individual institutions’ compensation plans and the elimination of the safe harbors, we anticipate it will be more difficult to determine what constitutes compliance with the incentive compensation restrictions after the July 1, 2011 effective date of the new regulations than it was prior to July 1, 2011.

Revisions to Misrepresentation Regulations.    The new regulations make significant changes to the definition of misrepresentation for purposes of Title IV Program compliance. That term now includes any false, erroneous or misleading statement that has the likelihood or tendency to deceive or confuse without regard to materiality or intent. The areas of particular sensitivity to ED include: (i) potential misrepresentation of the nature of an educational program; (ii) the nature of any financial charges; (iii) the employability of graduates and (iv) the manner in which the institution’s relationship with ED is depicted. The new regulations also establish institutional liability for any statements made by any third party agent of our institutions or UTI and for statements made to any member of the public, an accrediting agency or any state agency, as well as to students. The new regulations also broaden the administrative remedies available to ED in the event of a substantial misrepresentation by an eligible institution to include revocation of the institution’s eligibility to participate in Title IV Programs, imposition of limitations on the institution’s participation in Title IV Programs, denial of participation applications filed on behalf of the institution, and initiation of a termination, fine or other proceeding against the institution. Furthermore, the regulations create potential new exposure in qui tam actions under the False Claims Act. We believe we are in substantial compliance with the new regulations.

ED Approvals for New Programs.    In addition to the qualitative gainful employment requirements adopted on June 13, 2011, the new regulations contained provisions imposing increased notification and approval requirements for the award of Title IV Program funds in any additional programs to be offered by a for-profit institution. It also contained new disclosure requirements that will apply to programs that are required to demonstrate gainful employment in a recognized occupation.

Under these regulations, an institution seeking to initiate a new program is required to provide ED at least 90 days notice in the form of an extended narrative. An institution cannot use Title IV Program funds for an educational program until it is approved.

In reviewing new program applications, ED will also consider broader questions such as the institution’s financial and administrative track record, whether the new program would replace or supplement existing programs and whether the number of proposed new programs is consistent with the institution’s historic pattern in growth and operations. Furthermore, the regulations state the program approval process will be driven by performance on the new gainful employment metrics once they are in place. Therefore, the regulations related to ED pre-approval of new programs under the gainful employment regulations published on October 29, 2010 and effective on July 1, 2011 could be superseded as early as July 1, 2012. Our ability to offer new programs to our students may be limited by the new regulations, including our performance on the gainful employment metrics. As noted above, at this time, and based on our preliminary analysis as measured in the manner set forth in the final gainful employment regulations and information currently available, we believe that our programs prepare students for gainful employment.

On September 27, 2011, ED issued a notice of proposed rulemaking which includes further information and detail with respect to the new program application process. This notice would, among other things, limit the gainful employment programs for which an institution must apply to ED to those programs that are: (i) the same as or substantially similar to, programs that were voluntarily discontinued because they were failing under the gainful employment measures; (ii) programs that are substantially similar to failing or ineligible programs or (iii) programs that lead to a higher credential than existing programs. Under this notice, a program will be substantially similar if it has the same credential level and first four digits of the CIP code as that of the failing program. Additionally, the notice clarifies that institutions will have to apply for new program eligibility in any case that ED directs such application and provides further detail about the new program review process.

The “90/10 Rule.” A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The HEOA and ED regulations set forth specific requirements for the calculation of the Title IV Program revenue percentage, mandate expanded disclosure requirements in how an institution presents the calculation, and impose negative consequences if an institution exceeds the 90% limit.

The HEOA provides that an institution will lose its Title IV Program eligibility for a period of at least two institutional fiscal years if it exceeds the 90% threshold for two consecutive institutional fiscal years. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years.

The HEOA sets specific standards for certain elements in the calculation of an institution’s percentage under the 90/10 Rule, including the treatment of certain portions of Stafford loans, institutional loans and revenue received from students who are enrolled in educational programs that are not eligible for Title IV Program funding. The annual unsubsidized Stafford loans available for undergraduate students under the FFEL/DL program increased by $2,000 on July 1, 2008, which, coupled with increases in the amount of Pell Grants available to students, has resulted and may continue to result in some of our institutions receiving an increased amount of revenue from Title IV Programs. Furthermore, the number of Pell-eligible students enrolled in our institutions has increased due to the general economic conditions, thereby increasing the total cash basis revenue our institutions receive from the Pell Grant program.

The HEOA provides limited short-term relief from these increases in the availability of Title IV Program funds, but certain provisions of the HEOA that provide the basis for this relief expired in our 2011 fiscal year or will expire in our 2012 fiscal year. Specifically, for the period from July 1, 2008 until June 30, 2011, an institution was able to count as non-Title IV Program revenue a portion of any unsubsidized Stafford loan, up to $2,000, that exceeds the maximum loan amount for a student under the law in effect prior to July 1, 2008. Furthermore, for the period from July 1, 2008 until June 30, 2012, schools that provide institutional loans to their students may count the net present value of those loans as non-Title IV Program revenue in the fiscal year the loan is made, rather than counting cash payments from the students over the repayment period. We count the loans under our proprietary loan program using the net present value of those loans as non-Title IV Program revenue. We have monitored the effects of these short-term relief measures on our 90/10 Rule calculations and, based on our internal review, we believe our revenue from Title IV Programs will be in the low to mid 80% range after the temporary relief expires.

At September 30, 2011, our institutions’ annual Title IV percentages as calculated under the 90/10 rule ranged from approximately 71% to 79%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year.

Federal Student Loan Defaults.    To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. ED calculates an institution’s cohort default rate on an annual basis. Under the current calculation, the FFEL/DL cohort default rate is derived from student FFEL/DL borrowers who first enter loan repayment during a FFY ending September 30 and subsequently default on those loans by the end of the following FFY; parent borrowers are excluded from the calculation. This represents a two-year measuring period. An institution whose cohort default rate is 25% or more for three consecutive FFYs or 40% for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs. None of our institutions had a FFEL cohort default rate of 25% or greater for 2009, 2008 or 2007, the three most recent FFYs with published rates.

The following table sets forth the FFEL cohort default rates for our institutions for those years:

	Two-Year Cohort Default Rates for Cohort Years Ended September 30,(1)
Institution	2009	2008	2007
Universal Technical Institute of Arizona	7.7%	4.7%	6.5%
Universal Technical Institute of Phoenix	9.0%	5.1%	6.8%
Universal Technical Institute of Texas	8.8%	4.7%	6.2%
All proprietary postsecondary institutions	15.0%	11.6%	11.0%

(1)	Based on information published by the U.S. Department of Education.

The HEOA expands the measurement period for defaults from two years to three; a change that is expected to increase our FFEL/DL cohort default rates. The new regulations also increase the threshold for an institution to lose eligibility to participate in Title IV Programs from 25% to 30%. The one year threshold of 40% has not been increased. ED will calculate both the current two-year and the three-year cohort default rates beginning with the 2009 cohort. Sanctions will be applicable after three consecutive years of cohort default rates are available. Therefore, there will be no sanctions for the three year rates prior to publication of the 2011 cohort which we anticipate will occur in September of 2014.

An institution whose cohort default rate under the FFEL/DL program is less than 10% for three consecutive years is not subject to a 30 day delay in receiving the first disbursement on federal student loans. As of September 30, 2011, none of our institutions are subject to delayed disbursements. An institution whose cohort default rate under the FFEL/DL program is 25% or greater, but less than 40%, for any one of the three most recent federal fiscal years may be placed on provisional certification status by ED for up to three years. None of our institutions are on provisional status with ED.

Perkins.    An institution with a Perkins program cohort default rate that is greater than 15% for any federal award year, which is the twelve month period from July 1 through June 30, may be placed on provisional certification. For the federal award year ended June 30, 2010, all three of our institutions had Perkins cohort default rates of less than 13%. Although the Perkins cohort default rate for the federal award year ended June 30, 2009 was greater than 15% for two of our three institutions, we have not been advised that we have been placed on provisional certification status. If we are placed on provisional certification status for any reason, ED may more closely review any application we file for recertification, new locations, new educational programs, acquisitions of other schools, increase in degree level or other signification changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action. An institution with Perkins cohort default rate of 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years. For the federal award year ending June 30, 2011, as with the two preceding federal award years, ED will not disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations. In our 2011 fiscal year, we derived less than 1% of our revenues from the Perkins program.

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

•	posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during its most recently completed fiscal year;

•	posting a letter of credit in an amount equal to at least 10% of such prior year’s Title IV Program funds;

•	accepting provisional certification; or

•	complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement.

ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. Our composite score has exceeded the required minimum composite score of 1.5 for each of our fiscal years since 2004.

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

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program funds that should have been returned in the previous fiscal year. Our 2011 and 2010 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.

Institution Acquisitions.    When a company acquires an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by ED. Upon such a change of control, an institution’s eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible institution under its new ownership which requires that the institution also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The time required for ED to act on such an application may vary substantially. ED’s recertification of an institution following a change of control is typically on a provisional basis. Our expansion plans are based, in part, on our ability to acquire additional institutions and have them certified by ED to participate in Title IV Programs following affirmation of state licensure and accreditation. Although we believe we will be able to obtain all necessary approvals from ED, our accrediting commission and the applicable state agencies for our expansion plans, we cannot ensure that such approvals will be obtained at all or in a timely manner that will not delay or reduce the availability of Title IV Program funds for our students.

Change of Control.    In addition to institution acquisitions, other types of transactions can also cause a change of control. ED and most state education agencies and our accrediting commission have standards pertaining to the change of control of institutions, but these standards are not uniform. ED’s regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. With respect to a publicly-traded corporation, ED regulations provide that a change of control occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change of control or (ii) if the corporation has a “Controlling Stockholder”, as defined in ED regulations, that owns or controls through agreement at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. These change of control standards are subject to interpretation by ED. Most of the states and our accrediting commission include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of these agencies would require any affected institution to have its state authorization and accreditation reaffirmed by that agency. The requirements to obtain such reaffirmation from the states and our accrediting commission vary widely.

A change of control could occur as a result of future transactions in which our company or institutions are involved. Some corporate re-organizations and some changes in the board of directors are examples of such transactions. Additionally, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. If a future transaction results in a change of control of our company or our institutions, we believe that we will be able to obtain all necessary approvals from ED, our accrediting commission and the applicable state education agencies. However, we cannot ensure that all such approvals can be obtained at all or in a timely manner that will not delay or reduce the availability of Title IV Program funds for our students.

Opening Additional Institutions and Adding Educational Programs.    For-profit educational institutions must be authorized by their state education agencies, accredited by an accrediting commission recognized by ED, and be fully operational for two years before applying to ED to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without regard to the two-year requirement, if such additional location satisfies all other applicable ED eligibility requirements. Our expansion plans are based, in part, on our ability to open new campuses as additional locations of our existing institutions and take into account ED’s approval requirements. Currently, all of our institutions are eligible to offer Title IV Program funding.

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Our expansion plans are based, in part, on our ability to add new educational programs at our existing institutions. Generally, until July 1, 2011, an institution that was eligible to participate in Title IV Programs (and was not provisionally certified) was able to add a new educational program without ED approval if:

•

the new program was licensed by the applicable state agency, accredited by an agency recognized by ED and led to an associate level or higher degree and the institution already offered programs at that level; or

•

the new program met minimum length requirements and prepared students for gainful employment in the same or a related occupation as an educational program that had previously been designated as an eligible program at that institution.

However, effective July 1, 2011, new regulations went into effect including the notice and preapproval provisions previously discussed in this filing with respect to the new gainful employment regulations. As such, as of July 1, 2011, institutions must obtain preapproval for any new programs subject to the gainful employment requirements. These new regulations may create significant obstacles to our expansion plans and may result in delay based on implementation of the new program approval process. Additionally, as noted above, on September 27, 2011, ED issued a notice of proposed rulemaking, which provides additional detail concerning the application process for new programs.

Some of the state education agencies and our accrediting commission also have requirements that may affect our institutions’ ability to open a new location, establish an additional location of an existing institution or begin offering a new or revised educational program. We do not believe that these standards will create significant obstacles to our expansion plans.

Administrative Capability.    ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs, require the institution to repay Title IV Program funds, change the method of payment of Title IV Program funds, or place the institution on provisional certification as a condition of its continued participation.

Eligibility and Certification Procedures.    The HEOA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV Programs. Every educational institution seeking Title IV Program funding for its students must be certified to participate and is required to periodically renew this certification. Each institution must apply to ED for continued certification to participate in Title IV

Programs at least every six years, or if it undergoes a change of control. Furthermore, an institution may come under ED review if it expands its activities in certain ways such as opening an additional location or raising the highest academic credential it offers. The Program Participation Agreement (PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix were recertified in October 2010 and entered into new PPAs with ED which will expire on June 30, 2016. Universal Technical Institute of Texas was recertified in June 2006 and entered into a new PPA with ED which will expire March 31, 2012.

Compliance with Regulatory Standards and Effect of Regulatory Violations.    Our institutions are subject to audits and program compliance reviews by various external agencies, including ED, ED’s Office of Inspector General, state education agencies, student loan guaranty agencies, the U.S. Department of Veterans Affairs and our accrediting commission. Each of our institutions’ administration of Title IV Program funds must also be audited annually by independent accountants and the resulting audit report submitted to ED for review. If ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or ED’s regulations, that institution could be required to repay such funds and could be assessed an administrative fine. ED could also transfer the institution from the advance method of receiving Title IV Program funds to a cash monitoring or reimbursement system, which could negatively impact cash flow at an institution. Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by ED to fine the affected institution or to limit, suspend or terminate the participation of the affected institution in Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no ED proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions’ participation in Title IV Programs, and we have no written notice that any such proceeding is currently contemplated. Violations of Title IV Program requirements could also subject us or our institutions to other civil and criminal penalties.

ITEM 1A.	RISK FACTORS

We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Industry

Failure of our schools to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding.

In 2011, we derived approximately 75% of our revenues, on a cash basis, from federal student financial aid programs, referred to in this Report on Form 10-K as Title IV Programs, administered by ED. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our institutions are subject to extensive regulation by the state education agencies, our accrediting commission and ED. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, add new, or expand our existing educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an “institution” defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state education agencies, our accrediting commission and ED periodically revise their requirements and modify their interpretations of existing requirements.

If our institutions failed to comply with any of these regulatory requirements, our regulatory agencies could impose monetary penalties, place limitations on our schools’ operations, terminate our schools’ ability to grant degrees, diplomas and certificates, revoke our schools’ accreditation or terminate their eligibility to receive Title IV Program funds, each of which could adversely affect our cash flows, results of operations and financial condition, and impose significant operating restrictions upon us. We cannot predict with certainty how all of these regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. We believe that we have described the most significant regulatory risks that apply to our schools in the following paragraphs.

Failure to maintain eligibility to participate in Title IV Programs could materially and adversely affect our business.

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as eligible by ED. The substantial amount of federal funds disbursed through Title IV Programs, the large number of students and institutions participating in those programs and instances of fraud and abuse have prompted ED to exercise significant regulatory oversight over institutions participating in Title IV Programs. Accrediting commissions and state agencies also oversee compliance with both their respective standards and with Title IV Program requirements. As a result, each of our institutions is subject to detailed oversight and review and must comply with a complex framework of laws and regulations. Because ED periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances. Additionally, given the complex nature of the regulations, the fact that they are subject to multiple interpretations, and the large volume of Title IV transactions in which we are involved, it is reasonable to conclude that, from time to time, in the conduct of our business, we may inadvertently violate such regulations. In such an event, remedial action may be necessary, regulatory proceedings could occur and regulatory penalties could be assessed, any of which could have a material impact on our cash flows, results of operations, and financial condition.

Significant factors relating to Title IV Program eligibility that could adversely affect us include the following:

State Authorization

A campus that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state in which it is located. Requirements for authorization vary substantially among states. State authorization is also required for students to be eligible for funding under Title IV Programs. Loss of state authorization by any of our campuses from the education agency of the state in which the campus is located would end that campus’ eligibility to participate in Title IV Programs and could cause us to close the campus, which could have a material impact on our cash flows, results of operations and financial condition.

Accreditation

A school must be accredited by an accrediting commission recognized by ED in order to participate in Title IV Programs. Loss of accreditation by any of our campuses would end that campus’ participation in Title IV Programs and could cause us to close the campus, which could have a material impact on our cash flows, results of operations and financial condition. Additionally, a change in accreditation to a more restrictive or monitored status could restrict our ability to add new programs, open new campuses or increase recruitment activity, which could also have a material impact on our cash flows, results of operations and financial condition.

The “90/10 Rule”

Under the “90/10 Rule,” a for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from those programs for two consecutive institutional fiscal years, under a cash-basis calculation mandated by ED. The period of ineligibility covers at least the next two succeeding fiscal years, and any Title IV Program funds already received by the institution and its students during the period of ineligibility would have to be returned to ED or the applicable lender, if FFEL loans were included in the calculation. If an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. If we are placed on provisional certification status for any reason, ED may more closely view any application we file for recertification, new locations, new educational programs, revisions to existing educational programs, acquisitions of other schools, increase in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action. In our 2011 fiscal year, under the regulatory formula prescribed by ED, none of our institutions derived more than 80% of its revenues from Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss would adversely affect our students’ access to Title IV Program funds they need to pay their educational expenses, which could reduce our student population and would have a material impact on our cash flows, results of operations and financial condition.

Federal Student Loan Defaults

An institution may lose its eligibility to participate in some or all Title IV Programs if its former students default on the repayment of their federal student loans in excess of specified levels. Based upon the most recent student loan default rates published by ED, none of our institutions has student loan default rates that exceed the specified levels. If any of our institutions loses eligibility to participate in Title IV Programs because of high student loan default rates, such a loss would adversely affect our students’ access to various Title IV Program funds which could reduce our student population and would have a material impact on our cash flows, results of operations and financial condition.

Financial Responsibility Standards

To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. The operating conditions that may be placed on a school that does not meet the standards of financial responsibility include being transferred from the advance payment method of receiving Title IV

Program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds or increased administrative costs relating to those funds. We are not currently required to post a letter of credit on behalf of any of our schools and are not subject to additional operating conditions. We may be required to post letters of credit in the future, which could increase our costs of regulatory compliance, or change the timing of receipt of Title IV Program funds. Our inability to obtain a required letter of credit or the imposition of other limitations on our participation in Title IV Programs could limit our students’ access to Title IV Program funds, which could reduce our student population and could have a material impact on our cash flows, results of operations and financial condition.

Return of Title IV Funds

A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that has been disbursed to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner to ED or the appropriate lender, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we may be required to post a letter of credit in favor of ED, pay interest on the late repayment of funds, or be otherwise sanctioned by ED, which could increase our cost of regulatory compliance and adversely affect our results of operations. Additionally, the failure to timely return Title IV Program funds also could result in the termination of eligibility to receive such funds going forward or the imposition of other sanctions. Any of these results could have a material impact on our cash flows, results of operations and financial condition. Given the complex nature of the regulations applicable to Title IV refunds and the fact they are subject to multiple interpretations, and the large volume of such transactions in which we are involved, it is reasonable to conclude that, from time to time, in the conduct of our business, we may inadvertently violate such regulations. In such an event, remedial actions may be necessary, regulatory proceedings could occur and regulatory penalties could be assessed.

Administrative Capability

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

•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is the cause of debarment or suspension;

•	provide adequate financial aid counseling to its students;

•	timely submit all reports and financial statements required by the regulations; and

•	not otherwise appear to lack administrative capability.

If an institution fails to satisfy any of these criteria, ED may:

•	require the repayment of Title IV Program funds;

•	impose a less favorable payment system for the institution’s receipt of Title IV Program funds;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

Effective July 1, 2011, new regulations went into effect, adding additional provisions related to evaluation of the validity of high school diplomas for establishing high school completion and referencing the revised satisfactory academic progress requirements. If we fail to maintain administrative capability as defined by ED, we could lose our eligibility to participate in Title IV Programs or have that eligibility adversely conditioned, which could have a material impact on our cash flows, results of operations and financial condition.

A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a negative effect on our student population and consequently, on our cash flows, results of operations and financial condition.

The student loan market has undergone significant changes in the past few years including increased regulations from the HEA reauthorization in 2008, elimination of the FFEL program in 2010, and contraction in credit markets that has reduced availability of private student loans for certain institutions and/or students. Many banks and lending institutions have discontinued their private student loan programs. Those that have stayed in the market have increased financing costs, both rates and fees, to offset the risks associated with offering unsecured debt. Additionally, the broader economic environment has put pressure on students’ ability to repay their loans, resulting in higher default rates. These factors may result in lending institutions continuing to exit the student loan market and for other providers to determine not to enter the market, which could decrease the availability of alternative loans to postsecondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans that seek to enroll. Prospective students may find that increased financing costs make borrowing to fund their education costs unattractive and motivate them to abandon or delay enrollment in postsecondary education programs such as ours. Tight credit markets may also move private lenders to impose on us and on our prospective and continuing students new or increased fees in order to provide alternative loans. If any of these scenarios were to occur, in whole or in part, our students’ ability to finance their education could be adversely affected and could result in a decrease in our student population, which could have a material impact on our cash flows, results of operations and financial condition.

Congress may change the law or reduce funding for Title IV Programs which could reduce our student population, revenues and/or profit margin.

Congress periodically revises the HEA, and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Congress most recently reauthorized the HEA in 2008 and the new law contains numerous revisions to the requirements governing Title IV Programs as discussed throughout this Report on Form 10-K. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs could reduce our student population and revenues. Congressional action may also require us to modify our practices in ways that could increase administrative costs, reduce the ability of students to finance their education at our schools, and materially decrease student enrollment and result in decreased profitability.

Congress has continued its examination of the for-profit education sector that could result in legislation or further ED rulemaking restricting Title IV Program participation by for-profit schools in a manner that materially and adversely affects our business.

Congress continues to be intensely focused on for-profit education institutions, specifically regarding participation in Title IV Programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. Since June 2010, the Senate HELP Committee has held several hearings examining the business practices of for-profit institutions such as ours. The hearings have focused on for-profit schools’ student recruitment and marketing practices, their percentage of revenue from Title IV Program funds, and the quality, cost, and completion rates of programs at for-profit institutions. The most recent of these hearings was entitled, “Improving For-Profit Higher Education: A Roundtable Discussion of Policy Solutions.”

In coordination with the HELP Committee hearings, Chairman Harkin has released two reports critical of for-profit institutions and has announced that he intends to introduce legislation aimed at addressing what he perceives as abusive practices of some for-profit institutions. He will also most likely hold additional oversight hearings of the for-profit school industry should he remain HELP Committee Chairman in the next Congress.

In September 2011, Senators Harkin, Carper and Webb held a press conference to release what was referred to as “new data” detailing the top recipients of Post-9/11 GI Bill funds. The Senators stated that there would be bipartisan legislation introduced by the end of the calendar year 2011 to include military and veteran funding in the 90 percent portion of the 90/10 calculation. The Senators also discussed the possibility of congressional action to: (i) roll back 90/10 to 85/15; (ii) strengthen the existing incentive compensation regulations and (iii) to reinstate the “50% Rule,” which would restrict schools from receiving Title IV Program funds if they offer more than half their courses via distance education or enroll more than half of their students in online programs. Additionally, the Senators announced several other legislative priorities, including ensuring that the gainful employment rule is not repealed and instituting a federal performance-based funding mechanism, so that education funds are distributed based on student outcomes, such as completion and job placement.

Following the press conference, the Senate Committee on Homeland Security and Government Affairs, Subcommittee on Federal Financial Management, Government Information, Federal Services, and International Security, held a hearing entitled “Improving Educational Outcomes for our Military and Veterans.” The representatives from the Veteran’s Administration described current and upcoming compliance and reporting requirements that they have initiated to monitor student outcomes. They also spoke of an ongoing taskforce which included the Department of Defense, Veteran’s Administration and Department of Education that was convened to address many of the issues affecting military and veteran students.

On August 5, 2010, the HELP Committee formally requested information and documents from 30 for-profit schools, including 15 privately-held institutions and all publicly-traded institutions, including us. We complied with the request in a timely manner. The Committee sought this information in the pursuit of an accurate and in-depth understanding of how for-profit schools use Federal resources such as Title IV Program aid.

This Congressional activity could result in the enactment of more stringent legislation by Congress, further rulemakings affecting participation in Title IV Programs and other governmental actions, increasing regulation of the for-profit sector. Action by Congress may also increase our administrative costs and require us to modify our practices in order for our institutions to comply with Title IV Program requirements. In addition, concerns generated by this Congressional activity may adversely affect enrollment in for-profit educational institutions such as ours. Any laws that are adopted that limit our or our students’ participation in Title IV Programs or in programs to provide funds for active duty service members and veterans or the amount of student financial aid for which our students are eligible, or any decreases in enrollment related to the Congressional activity concerning this sector, could have a material impact on our cash flows, results of operations and financial condition. For a description of additional information regarding Congress’ examination of the for-profit education sector, see “Business — Regulatory Environment — Regulation of Federal Student Financial Aid Programs — Congressional Action” included elsewhere in this Report on Form 10-K.

Compliance with the Program Integrity regulations could materially and adversely affect our business.

On October 29, 2010, ED issued new regulations pertaining to certain aspects of the administration of Title IV Programs, regulations which, with minor exceptions, became effective July 1, 2011. Since publication of the new regulations in October, ED has issued interpretive guidance on the new regulations in the form of multiple Dear Colleague Letters to institutions. The letters provide sub-regulatory guidance on certain aspects of the new regulations which assists institutions with understanding the regulations in these areas. We made certain assumptions and interpretations of the program integrity regulations and interpretive guidance publications and implemented solutions to comply with the new regulations based on those assumptions and interpretations. Interpretation of the new regulations is subject to change as ED provides further guidance and clarification. Existing or future understandings could be different from ED’s interpretations and thus lead to repayments, restrictions, fines or litigation. Such further guidance or differences could require us to make additional changes in our operations and could reduce our student populations and increase our cost of doing business, which could have a material impact on our cash flows, results of operations and financial condition.

Additionally, on June 13, 2011, ED published new regulations related to the metrics for determining whether an academic program prepares students for gainful employment, which will become effective July 1, 2012.

The new regulations that have the most significant potential impact on our business are the following:

•	new requirements about what constitutes satisfactory state authorization for institutions to offer postsecondary education in a state;

•	the gainful employment requirements;

•	determining when a program of study is required to measure student progress in clock hours and the assignment of credit hours;

•	the elimination of the 12 safe harbors regarding the incentive compensation prohibition;

•	the revised definition of “substantial misrepresentation” that could impose enhanced liability on institutions of higher education; and

•	the requirement to notify ED of, and possibly obtaining ED’s approval to offer, additional programs of study that lead to gainful employment.

State Authorization

The new regulations established standards for state authorization that have to be met in order for the state authorization to be adequate for purposes of establishing the eligibility of an institution to participate in Title IV Programs. ED will determine whether a state’s institutional authorization and complaint process satisfies ED’s regulations. We cannot predict the extent to which ED will determine that the institutional authorization or complaint review process of any state satisfies ED’s regulations. These new regulations became effective July 1, 2011 and will compel our institutions to respond quickly to evolving state requirements. Any change in state law based on these provisions could require significant changes to our operations and require us to meet significantly more stringent compliance requirements which could have a material impact on our cash flows, results of operations and financial condition.

Gainful Employment

ED promulgated final regulations on June 13, 2011, which will become effective on July 1, 2012, imposing additional Title IV Program eligibility requirements on certain educational programs. Our programs are subject to ED requirements that the programs prepare students for “gainful employment in a recognized occupation”. The gainful employment regulations published on June 13, 2011 establish metrics for determining whether a program will qualify as such an educational program. For additional information on the metrics, see “Business — Regulatory Environment — Regulation of Federal Student Financial Aid Programs — Program Integrity” included elsewhere in this Report on Form 10-K. If an academic program fails the applicable metrics in three out of four years, the academic program would become ineligible to participate in Title IV Program funding for at least three years. The gainful employment standards will be calculated on a fiscal year basis beginning with FFY 2012. The first year for which eligibility could be lost for a program is 2015, which would occur if the program fails all applicable standards for each of 2012, 2013, and 2014.

On the basis of this regulation, the continuing eligibility of our educational programs for Title IV Program funding could be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. Additionally, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions. Any loss of program eligibility on the basis of this regulation and any requirement to make negative disclosures concerning our programs could materially and adversely affect our student enrollment, cash flows, results of operations and financial condition.

On July 1, 2011, consistent with ED’s gainful employment disclosure requirements issued on October 29, 2010, we established a webpage to disclose to the general public certain information about our programs, including recognized occupations, costs, completion rate, graduate employment rate and median loan debt of program completers. The webpage is located at www.uti.edu/disclosure. This requirement for reporting information relating to our programs to assist prospective students in making informed decisions has increased our administrative burdens. These reporting and the other procedural changes resulting from the new rules may impact student populations which may have a material impact on the manner in which we conduct our business, the nature of our programs, cash flows, results of operations and financial condition.

Assignment of Credit Hours and Clock Hours

New regulations effective July 1, 2011 establish standard definitions of program and course measurements for Title IV Program credit hours applicable to all institutions approved by ED and expand the definition of programs that must be measured in terms of clock hours for Title IV Program purposes. On March 18, 2011, ED issued a Dear Colleague Letter that provided limited guidance regarding the regulatory requirements, but left unresolved issues related to the appropriate measurement of credit hours and triggers for clock hour treatment. To date, ED has not responded to requests from postsecondary institutions to clarify the credit/clock hour requirements and therefore the impact of the rule on our operations remains unclear.

However, if ED were to determine that our credit hour assignments are incorrect or that our programs must be treated as clock hour programs, the Title IV Program funds available for students enrolled in such programs to pay for their cost of education could be significantly less than currently available. Students interested in any programs of study that ED determines must be measured in clock hours or which should have been assigned fewer credit hours may have to use more expensive private financing to pay their cost of education or may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Additionally, ED could assess a repayment liability for any funds disbursed under the credit hour calculation for which the institutions are not eligible. Any or all of these factors could reduce our enrollment, which could have a material impact on our cash flows, results of operations and financial condition.

Incentive Compensation

An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or the award of financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The laws and regulations governing this requirement do not establish clear criteria for compliance.

As we discussed in previous filings, we made modifications to our employee compensation structures to comply with the revisions to ED regulations on incentive compensation that became effective July 1, 2011, which included the elimination of the safe harbors in the regulations that were in effect prior to July 1, 2011. Other companies in the industry have experienced and reported material adverse impacts to their business when they implemented changes to their compensation practices, but we cannot fully predict whether we will experience a similar impact given our dissimilar solutions, culture and timing, nor can we predict how significant any such impact will be. Our operating costs have changed and may continue to change materially based on any adjustments to compensation that we have made. The revisions to the governing regulations may adversely affect our ability to compensate our employees and our compensation practices for third parties. Given the fact that ED does not intend to review individual institutions’ compensation plans and the elimination of the safe harbors, we anticipate it will be even more difficult to determine what constitutes compliance with the incentive compensation restrictions after the July 1, 2011 effective date of the new regulations than it was prior to July 1, 2011. If we violate the current or prior version of the laws or regulations, we could be fined or otherwise sanctioned, which could have a material impact on our cash flows, results of operations and financial condition.

Revisions to Misrepresentation Regulations

The new regulations make significant changes to the definition of misrepresentation for purposes of Title IV Program compliance. That term now includes any false, erroneous or misleading statement that has the likelihood or tendency to deceive or confuse without regard to materiality or intent. The new regulations also establish institutional liability for any statements made by any third party agent of our institutions or UTI and for statements made to any member of the public, an accrediting agency or any state agency, as well as to students. The new regulations also broaden the administrative remedies available to ED in the event of a substantial misrepresentation by an eligible institution to include: revocation of the institution’s eligibility to participate in Title IV Programs; imposition of limitations on the institution’s participation in Title IV Programs; denial of participation applications filed on behalf of the institution; and initiation of a termination, fine or other proceeding against the institution. Furthermore, the regulation creates potential new exposure in qui tam actions under the False Claims Act. Any failure to comply with these regulations could have a material impact on our cash flows, results of operations and financial condition.

ED Approvals for New Programs

In addition to the qualitative Gainful Employment Requirements adopted on June 13, 2011, the new regulations issued by ED contained provisions imposing increased notification and approval requirements for the award of Title IV Program funds in any additional programs to be offered by a for-profit institution, and new disclosure requirements that will apply to programs that are required to demonstrate gainful employment in a recognized occupation. These provisions became effective July 1, 2011 and apply to educational programs offered by our schools, and could affect the manner in which we conduct our business, as well as our cash flows, results of operations and financial condition. Any failure to comply with these regulations or to obtain new program approval on a timely basis could have a materially negative effect on our ability to add new programs or change existing programs, which could have a material impact on our cash flows, results of operations and financial condition.

Potential Impact of New Rule

In addition to the program integrity issues specifically addressed above, the new regulations issued by ED include provisions regarding the following: (i) the types of statements by an institution or parties related to an institution that constitute prohibited misrepresentation; (ii) written agreements between institutions, particularly institutions under common ownership or control; (iii) the administration of ability-to-benefit examinations; (iv) requirements regarding an institution’s return of Title IV Program funds; and (v) certain other issues pertaining to a student’s eligibility to receive Title IV Program funds. We cannot predict how the recently released or any other resulting regulations will be interpreted, and therefore whether we will be able to comply with these requirements. Compliance with the new regulations could have a material adverse effect on our business.

We have devoted significant effort to understanding the effects of the new regulations on our business and to developing compliant solutions that are also congruent with our business, culture and mission to serve our students and industry partners. However, these solutions, related to implementation and compliance with these final rules, including but not limited to gainful employment, compensation, the definition of a credit hour, state authorization and the broadened definition of misrepresentation, may have a material impact on the manner in which we conduct our business, our student populations, and the nature of our programs, cash flows, results of operations and financial condition. Furthermore, the solutions may require further analysis based on the uncertainty noted above and any additional interpretive guidance that is provided.

For a description of additional information regarding these regulatory changes, see “Business — Regulatory Environment — Regulation of Federal Student Financial Aid Programs — Program Integrity” included elsewhere in this Report on Form 10-K.

Our business could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.

Because all Title IV Program student loans other than the Perkins loans are now processed under the DL program, any processing disruptions by ED may impact our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the DL program, either because of administrative challenges on our part or the inability of ED to process the increased volume of Direct Loans on a timely basis, our cash flows, results of operations and financial condition could be adversely and materially affected.

Limited opportunities for private alternative student loans for our students could increase the need for institutional funding, which could have a material impact on our business, results of operations and financial condition.

The current state of the national economy and generalized lending crisis has led to a contracted lending environment, resulting in limited lender choices for students who need a private alternative loan to meet gaps between Title IV Program funding and cost of education. Furthermore, lender underwriting criteria has been much more stringent, resulting in fewer prospective borrowers being approved for their loans. As lenders seek to reduce their risk on portfolios of new alternative loans, we have seen many lenders move to shift their target markets exclusively to four-year baccalaureate degree schools. We currently have a list of three private unaffiliated alternative loan providers to assist new borrowers in selecting a lender, with two of these lenders providing the vast majority of our private alternative student loans. If these lenders decided to decline to lend to students attending our schools, and we were not able to find alternative lenders, the demand for our proprietary loan program could increase, requiring us to devote greater than planned resources which could have a material impact on our cash flows, results of operations and financial condition.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties alleging noncompliance with applicable standards. While we are committed to strict compliance with all applicable laws, regulations and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of regulatory approvals or Title IV Program funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Additionally, given the significant public scrutiny being placed on the sector, numerous state attorneys general have initiated investigations either of the operation of the for-profit schools in their state or of particular institutions operating in that state. Although none of these investigations has been directed at us to date, it is possible that additional states will initiate investigations or one of the states with such investigations will focus directly on one or more of our schools.

Our business and stock price could be adversely affected as a result of regulatory investigations of, or actions commenced against, other companies in our industry.

In recent years, the operations of a number of companies in the education and training services industry have been subject to intense regulatory scrutiny. Such scrutiny has increased more over the last few months and we anticipate that trend to continue. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the SEC, state governmental agencies and ED. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. These investigations of specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect student enrollment, which could have a material impact on our cash flows, results of operations and financial condition.

Budget constraints in some states may affect our ability to obtain necessary authorizations or approvals from those states to conduct or change our operations.

Due to state budget constraints in some of the states in which we operate, it is possible that some states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs or the revision of existing programs, a change of control or the hiring or placement of new education representatives, could prevent us from making such changes or could delay our ability to make such changes, which could have a material impact on our cash flows, results of operations and financial condition.

The new regulations may lengthen the time to obtain necessary state approvals and may increase the nature and type of state regulation such that it would require us to modify our operations in order to comply with the new requirements. This could impose substantial additional costs on our institutions, which could have a material impact on our cash flows, results of operations and financial condition.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our student population and negatively affect our 90/10 Rule calculation.

A significant number of states are facing budget constraints that are causing them to reduce state appropriations in a number of areas. Many of those states provide financial aid to our students. These and other states may decide to reduce or redirect the amount of state financial aid that they provide to students, but we cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding available to our students decreases and our students are not able to secure alternative sources of funding, our student population could be reduced, which could have a material impact on our cash flows, results of operations and financial condition. Additionally, loss of state funding would negatively impact our 90/10 Rule calculation, as this funding is counted in the non-Title IV Program funds portion of the ratio, and, such loss would drive up the percentage of revenue attributable to Title IV Programs.

Furthermore, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 Rule calculation and the cost of our compliance with the 90/10 Rule by increasing the proportion of the affected students’ funding needs satisfied by Title IV Programs.

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

If we acquire a school that participates in Title IV Program funding and/or open an additional location, we must obtain approval from ED and applicable state education agencies and accrediting commissions in order for the school and/or additional location to be able to operate and participate in Title IV Programs. While we would attempt to ensure we will be able to receive such approval prior to acquiring a school and/or opening an additional location, approval may be withheld. An acquisition can result in the temporary suspension of the acquired school’s participation in Title IV Programs and opening an additional location can result in a delay of the campus’ participation in Title IV Programs unless we submit a timely and materially complete application for approval of the acquisition or the opening of the new location. Upon an acquisition, ED will only grant a temporary certification while it reviews the application. If we were unable to timely re-establish or establish the state authorization, accreditation or ED certification of the acquired school or obtain approval for the new location, our ability to operate the acquired school and/or open the additional location as planned or to realize the anticipated benefits from the acquisition of that school and/or the opening of the additional location could be impaired.

If regulators do not approve or delay their approval of transactions involving a change of control of our company or any of our schools, our ability to participate in Title IV Programs may be impaired.

If we or any of our schools experience a change of control under the standards of applicable state education agencies, our accrediting commission or ED, we or the affected schools must seek the approval of the relevant regulatory agencies. These agencies do not have uniform criteria for what constitutes a change of ownership or control. Transactions or events that constitute a change of control include significant acquisitions or dispositions of our common stock or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from ED, our accrediting commission or any state in which our schools are located would impair our ability to participate in Title IV Programs, which would have a material impact on our cash flows, results of operations and financial condition. Our failure to obtain, or a delay in obtaining, approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock.

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

Under the terms of the proprietary loan program agreements with a national chartered bank, the bank originates loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank on a monthly basis and assume all the related credit and collection risk. At September 30, 2011, we had committed to provide loans to our students for approximately $34.2 million and of that amount, there was $25.5 million in loans outstanding. Additionally, under the terms of the agreement, we placed $2.0 million, an amount that exceeds the FDIC insurance limits, on deposit with the national chartered bank.

Factors that may impact our ability to collect these loans include: current economic conditions; compliance with laws applicable to the origination; servicing and collection of loans; the quality of our loan servicers’ performance; a decline in graduate employment opportunities and the priority that the borrowers under this loan program, particularly students who did not complete or were dissatisfied with their programs of study, attach to repaying these loans as compared to other obligations. To the extent collections become less than the amount of revenue recorded, we may still experience an increase in our allowance for doubtful accounts, our bad debt expense may increase, and a reduction in our profitability.

Federal, state and local laws and public policy and general principles of equity relating to the protection of consumers apply to the origination, servicing and collection of the loans under our proprietary loan program. Any violation of the various federal, state and local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans or may limit our ability to collect all or part of the principal or interest on the loans. This may be the case even if we are not directly responsible for the violations by such parties. Federal or state financial regulators also might delay or suspend this student loan program for a variety of reasons. Additionally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the student loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all. All of these factors could result in the proprietary loan program having a material adverse effect on our cash flows, results of operations and financial condition.

We rely on third parties to originate, process and service loans under our proprietary loan program. If these companies fail or discontinue providing such services, our business could be harmed.

A small federally chartered national bank with a small market capitalization originates loans under our proprietary loan program. If the bank no longer provides service under the contract, we do not have an alternative bank to fulfill the demand. There are a limited number of national banks that are willing to participate in a program such as our proprietary loan program. The time it could take us to replace the bank could result in an interruption in the loan origination process which could result in a decrease in our student populations. Furthermore, because our $2.0 million deposit at such bank is in excess of the FDIC insurance limits, if such bank were to go out of business or fail, we may lose all or almost all of our deposit. Also, a single company processes loan applications and services the loans under our proprietary loan program. There is a 90-day termination clause in the contract under which they provide these services. If this company were to terminate the contract, we could experience an interruption in loan application processing or loan servicing, which could result in a decrease in our student populations.

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

We have extensive industry relationships that we believe afford us significant competitive strength and support our market leadership. These relationships enable us to support undergraduate enrollment by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts with OEMs, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the OEMs. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our existing industry relationships, including those with American Honda Motor Co. Inc., American Suzuki Motor Corp., Mercury Marine, a division of Brunswick Corp., Volvo Penta of the Americas, Inc. and Yamaha Motor Corp., USA, are not memorialized in writing and are based on verbal understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be were they in writing. Additionally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students require additional capital expenditures or increase expenses. This could have a material impact on our cash flows, results of operations and financial condition.

Competition could decrease our market share and create tuition pricing concerns.

The postsecondary education market is highly competitive. Some traditional public and private colleges and universities and community colleges, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. Some other for-profit education providers have greater financial and other resources which may, among other things, allow them to secure industry relationships with some or all of the OEMs with which we have relationships or develop other high profile industry relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. Additionally, some other for-profit education providers already have a more extended or dense network of schools and campuses than we do, thus enabling them to recruit students more effectively from a wider geographic area.

We may limit tuition increases or increase spending in response to competition in order to retain or attract students or pursue new market opportunities. As a result, our market share, revenues and operating margin may decrease. We cannot be sure that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not adversely affect our cash flows, results of operations and financial condition.

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner and on a timely basis.

Prospective employers of our graduates demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, collision repair, motorcycle and marine industries. Accordingly, educational programs, at our schools must keep pace with those technological advancements. Additionally, the method used to deliver curriculum has been evolving to include on-line delivery. The expansion of our existing programs and the development of new programs, including our transformed Automotive Technology and Diesel Technology II curricula, and changes in the method in which we deliver them, may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as the industries we serve require or as quickly as our competitors. If we are unable to adequately respond to changes in market requirements due to unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired and our graduate employment rates could suffer.

We transformed our Automotive Technology and Diesel Technology II curricula to a blend of daily instructor-led theory and hands-on lab training complimented by interactive web-based learning, which is reflective of current industry training methods and standards. The blended learning model combines several methodologies for communicating training information and incorporates on-site classes, real-time web-based learning sessions and independent learning and is the standard used by our industry partners to provide continuous technical education. If we are unable to address and respond to requirements such as training instructors to teach the transformed curricula, develop an IT infrastructure that would effectively support this program, or obtain the appropriate equipment to teach this program to our students, we may not be able to successfully roll out the transformed curricula to our existing campuses in a timely, and cost-effective manner. If we are not able to effectively and efficiently integrate the transformed curricula or experience delays in development, this could have a material adverse effect on our cash flows, results of operations and financial condition.

Macroeconomic conditions, particularly unemployment, could adversely affect our business.

The U.S. economy and the economies of other key industrialized countries have been in the midst of an economic downturn in recent years. Additionally, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the continued decline in residential real estate values across much of the country. While these conditions may have contributed to a portion of the recent growth in our average full-time undergraduate student population as individuals sought to advance their education and improve their employment opportunities, the length and depth of these circumstances and unemployment within our potential student demographic may be contributing to declines in new student starts. Furthermore, these circumstances may continue to reduce the willingness of employers to sponsor educational opportunities for their employees, and affect the ability of our students to find employment in the auto, diesel, motorcycle or marine industries, any of which could materially and adversely affect our business, cash flows, results of operations and financial condition.

Adverse market conditions for consumer and federally guaranteed student loans, such as the elimination of Pell, could adversely impact the ability of borrowers with little or poor credit history, such as many of our students, to borrow the necessary funds at an acceptable interest rate. These events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults.

We rely heavily on the reliability, security and performance of an internally developed student management and reporting system, and any difficulties in maintaining this system may result in service interruptions, decreased customer service, or increased expenditures.

The software that underlies our student management and reporting has been developed primarily by our own employees. The reliability and continuous availability of this internal system is critical to our business. Any interruptions that hinder our ability to timely deliver our services, or that materially impact the efficiency or cost with which we provide these services, or our ability to attract and retain computer programmers with knowledge of the appropriate computer programming language, would adversely affect our reputation and profitability and our ability to conduct business and prepare financial reports. Additionally, many of the software systems we currently use will need to be enhanced over time or replaced with equivalent commercial products, either of which could entail considerable effort and expense.

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

Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers who generally have significant experience with our company and within the technical education industry. Our success also depends in large part upon our ability to attract and retain highly qualified faculty, campus presidents, administrators and corporate management. Due to the nature of our business we face significant competition in the attraction and retention of personnel who possess the skill sets that we seek. Additionally, key personnel may leave us and subsequently compete against us. Because we do not currently carry “key man” life insurance, the loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully manage our business.

If we are unable to hire, retain and continue to develop and train our education representatives, the effectiveness of our student recruiting efforts would be adversely affected.

In order to support revenue growth, we need to hire and train new education representatives, as well as retain and continue to develop our existing education representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong education representative team may be affected by a number of factors, including: our ability to integrate and motivate our education representatives; our ability to effectively train our education representatives; the length of time it takes new education representatives to become productive; the competition we face from other companies in hiring and retaining education representatives and our ability to effectively manage a multi-location educational organization. Effective July 1, 2011, we made modifications to our employee compensation structure in order to comply with the elimination of the safe harbors in the regulations in place prior to this date. These modifications affected the compensation structure for our education representatives. Other companies in our industry have reported material adverse impacts to their business when changes to compensation have been implemented, but we cannot fully predict whether we will experience similar impact given our dissimilar solutions, culture and timing, nor can we predict how significant any such impact will be. If we are unable to hire, develop or retain quality education representatives, the effectiveness of our student recruiting efforts would be adversely affected. This could have a material impact on our cash flows, results of operation and financial condition.

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

In reviewing our results of operations, you should not focus on quarter-to-quarter comparisons. Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. Our revenues normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third fiscal quarter than in the remainder of our fiscal year because fewer students are enrolled during the summer months. Our expenses, however, do not generally vary at the same rate as changes in our student population and revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in results of operations to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased enrollments of adult students. Additionally, our revenues for our first fiscal quarter are adversely affected by the fact that we do not recognize revenue during the calendar year-end holiday break which falls primarily in that quarter. These fluctuations may result in volatility or have an adverse effect on the market price of our common stock.

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

Because of inherent limitations, our internal controls over financial reporting may not prevent or detect all misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that our controls may become inadequate as a result of changes in conditions or the degree of compliance with our policies and procedures may deteriorate.

If our internal control over financial reporting was not effective, our historical financial statements could require restatement which could negatively impact our reputation and lead to a decline in our stock price.

Failure on our part to effectively identify, establish and operate additional schools or campuses could reduce our ability to implement our growth strategy.

As part of our business strategy we anticipate opening and operating new schools or campuses. Establishing new schools or campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of acquired schools. Accordingly, when we open new schools, initial investments could reduce our profitability. To open a new school or campus, we would be required to obtain appropriate state and accrediting commission approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. Additionally, to be eligible for Title IV Program funding, a new school or campus would have to be certified by ED. We cannot be sure that we will be able to identify suitable expansion opportunities to maintain or accelerate our current growth rate or that we will be able to successfully integrate or profitably operate any new schools or campuses. Our failure to effectively identify, establish and manage the operations of newly established schools or campuses could slow our growth and make any newly established schools or campuses more costly to operate than we have historically experienced.

We may be unable to successfully complete or integrate future acquisitions.

We may consider selective acquisitions in the future. We may not be able to complete any acquisitions on favorable terms or, even if we do, we may not be able to successfully integrate the acquired businesses into our business. Integration challenges include, among others, regulatory approvals, significant capital expenditures, assumption of known and unknown liabilities, our ability to control costs, and our ability to integrate new personnel. The successful integration of future acquisitions may also require substantial attention from our senior management and the senior management of the acquired schools, which could decrease the time that they devote to the day-to-day management of our business. If we do not successfully address risks and challenges associated with acquisitions, including integration, future acquisitions could harm, rather than enhance, our operating performance. Additionally, if we consummate an acquisition, our capitalization and results of operations may change significantly. A future acquisition could result in the incurrence of debt and contingent liabilities, an increase in interest expense, amortization expenses, goodwill and other intangible assets, charges relating to integration costs or an increase in the number of shares outstanding. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school’s participation in federal student financial aid programs until it obtains ED’s approval. These results could have a negative effect on our cash flows, results of operations and financial condition or result in dilution to current stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Campuses and Other Properties

The following sets forth certain information relating to our campuses and other properties:

	Location	Brand	Approximate Square Footage	Leased or Owned
Campuses:	Arizona (Avondale)	UTI	268,700	Leased
	Arizona (Phoenix)	MMI	123,400	Leased
	California (Rancho Cucamonga)	UTI	187,300	Leased
	California (Sacramento)	UTI	239,100	Leased
	Florida (Orlando)	UTI/MMI	217,700	Leased
	Illinois (Glendale Heights)	UTI	168,800	Leased
	Massachusetts (Norwood)	UTI	245,000	Leased
	North Carolina (Mooresville)	UTI/NTI	146,000	Leased
	Pennsylvania (Exton)	UTI	188,800	Leased
	Texas (Dallas/Ft. Worth)	UTI	95,000	Owned
	Texas (Houston)	UTI	217,400	Leased
Home Office:	Arizona (Scottsdale)	Headquarters	84,300	Leased

	Program	Location	Approximate Square Footage	Leased or Owned
Advanced Training Centers:	BMW STEP	Arizona (Avondale)	8,700	Leased
	BMW STEP	Florida (Orlando)	13,500	Leased
	International Tech Education Program	California (Sacramento)	6,000	Leased
	International Tech Education Program	Illinois (Glendale Heights)	10,300	Leased
	International Tech Education Program	Pennsylvania (Exton)	6,000	Leased
	Volvo SAFE	Arizona (Avondale)	8,300	Leased

In March 2011, we relocated our corporate office headquarters into a space with approximately 84,300 square feet.

All leased properties listed above are leased with remaining terms that range from less than one year to approximately 13 years. Many of the leases are renewable for additional terms at our option.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are periodically subject to lawsuits, demands in arbitrations, investigations, regulatory proceedings or other claims, including, but not limited to, claims involving current and former students, routine employment matters, business disputes and regulatory demands. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we would accrue a liability for the loss. When a loss is not both probable and estimable, we do not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, regulatory proceedings or claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party, individually or in the aggregate, will have a material adverse effect on our business, cash flows, results of operations or financial condition.

ITEM 4.	[REMOVED AND RESERVED]

EXECUTIVE OFFICERS OF UNIVERSAL TECHNICAL INSTITUTE, INC.

The executive officers of UTI are set forth in this table. All executive officers serve at the direction of the Board of Directors. Mr. White and Ms. McWaters also serve as directors of UTI.

Name	Age	Position
John C. White	63	Chairman of the Board
Kimberly J. McWaters	47	Chief Executive Officer and Director
Eugene S. Putnam, Jr.	51	President and Chief Financial Officer
Kenneth J. Cranston	48	Senior Vice President, Admissions
Richard P. Crain	54	Senior Vice President of Marketing and Strategy
Chad A. Freed	38	General Counsel, Senior Vice President of Business Development
Bryce H. Peterson	33	Vice President of Information Technology
Thomas E. Riggs	41	Senior Vice President, Operations
Rhonda R. Turner	38	Senior Vice President, People Services

John C. White has served as a director on our board since 1997 and as Chairman of the Board since October 2005. Mr. White served as our Chief Strategic Planning Officer and Vice Chairman from October 2003 to September 2005. From April 2002 to September 2003, Mr. White served as our Chief Strategic Planning Officer and Co-Chairman of the Board. From 1997 to March 2002, Mr. White served as our Chief Strategic Planning Officer and Chairman of the Board. Mr. White served as the President of Clinton Harley Corporation (which operated under the name Motorcycle Mechanics Institute and Marine Mechanics Institute) from 1977 until it was acquired by UTI in 1998. Prior to 1977, Mr. White was a marketing representative with International Business Machines Corporation. Mr. White was appointed by the Arizona Senate to serve as a member of the Joint Legislative Committee on Private Regionally Accredited Degree Granting Colleges and Universities and Private Nationally Accredited Degree Granting and Vocational Institutions in 1990. He was appointed by the Governor of Arizona to the Arizona State Board for Private Post-secondary Education, where he was a member and Complaint Committee Chairman from 1993-2001. Mr. White received a BS in Engineering from the University of Illinois.

Kimberly J. McWaters has served as our Chief Executive Officer since October 2003 and as a director on our Board since February 2005. Ms. McWaters served as UTI’s President from 2000 to March 2011 and previously served on our Board from 2002 to 2003. From 1984 to 2000, Ms. McWaters held several positions with UTI, including Vice President of Marketing and Vice President of Sales and Marketing. Ms. McWaters also serves as a director of Penske Automotive Group, Inc. (formerly United Auto Group, Inc.). Ms. McWaters received a BS in Business Administration from the University of Phoenix.

Eugene S. Putnam, Jr. has served as our President and Chief Financial Officer since March 2011. Mr. Putnam served as our Executive Vice President and Chief Financial Officer since July 2008 and he served as our interim Chief Financial Officer since January 2008. From June 2005 to May 2007, Mr. Putnam served as Executive Vice President and Chief Financial Officer of Aegis Mortgage Corporation which declared bankruptcy in August 2007. From July 2003 to June 2005, Mr. Putnam served as President of Coastal Securities L.P. and from March 2001 to March 2003, Mr. Putnam served as Executive Vice President and Chief Financial Officer of Sterling Bancshares, Inc. Mr. Putnam also spent 14 years as Director of Investor Relations and in various corporate finance positions with SunTrust Banks, Inc. Mr. Putnam also serves as a director of Community Bankers Trust Corporation. Mr. Putnam received his MBA from the University of North Carolina and holds a BS in Economics from the University of California, Los Angeles.

Kenneth J. Cranston has served as our Senior Vice President, Admissions since July 2010. From December 2009 to June 2010, he served as Regional Vice President of Operations. Prior to joining UTI, Mr. Cranston was President and CEO of Terion, Inc., a leading provider of wireless tracking technology for the transportation industry, which declared bankruptcy in January 2001. Before joining Terion, Inc., he spent much of his career in sales and marketing for industry leaders such as NBC, Western Union and Telespectrum Worldwide, where he served as National Vice President of Sales and Marketing. Mr. Cranston received his BA in Economics from Iona College.

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

Chad A. Freed has served as our General Counsel, Senior Vice President of Business Development since March 2009 and is also our Corporate Secretary. Mr. Freed served as Senior Vice President, General Counsel from February 2005 to March 2009 and as inside legal counsel since March 2004. Prior to joining UTI, Mr. Freed was a Senior Associate in the Corporate Finance and Securities department at Bryan Cave LLP. Mr. Freed received his Juris Doctor from Tulane University and holds a BS in International Business and French from Pennsylvania State University.

Bryce H. Peterson has served as our Vice President of Information Technology since March 2011. Mr. Peterson served as Vice President of Internal Audit Services from March 2010 to March 2011 and as Information Technology Audit Manager from October 2008 to February 2010. Prior to joining UTI, Mr. Peterson served in a variety of positions at KPMG, LLP, Brigham Young University, and Fenton Enterprises. Mr. Peterson received his MS in Information Systems Management and holds a BS in Business Management from Brigham Young University.

Thomas E. Riggs has served as our Senior Vice President, Operations since March 2011. Mr. Riggs served as our Senior Vice President, Campus Operations from July 2009 to February 2011, as our Senior Vice President of People Services (Human Resources) from July 2009 to February 2011 and as our Vice President of People Services from July 2005 to June 2006. Prior to joining UTI, Mr. Riggs served in a variety of senior human resource leadership positions with Sears & Roebuck Co., Honeywell and BFGoodrich Aerospace. Mr. Riggs was also the head of human resources for Simula, Inc. a publicly traded aerospace manufacturing firm. Mr. Riggs received his Masters of Human Resource Management from Keller Graduate School and holds a BA in Employment Relations from Michigan State University.

Rhonda R. Turner has served as our Senior Vice President of People Services (Human Resources) since June 2010. Ms. Turner served as Vice President of People Services from August 2009 to May 2010, as Vice President of People Services Partnerships & Training from January 2008 to July 2009 and as Director, People Services Partnerships, from January 2006 to December 2007. Prior to joining UTI, Ms. Turner served in human resources leadership positions at ConocoPhillips, Circle K and Main Street Restaurant Group, Inc., a TGI Friday’s franchisee. Ms. Turner received her BS in Human Resources Management from Arizona State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “UTI”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the NYSE, for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended September 30, 2011:
First Quarter	$22.50	$16.55
Second Quarter	$22.50	$17.16
Third Quarter	$20.42	$16.76
Fourth Quarter	$21.37	$13.01

	Price Range of Common Stock
	High	Low
Fiscal Year Ended September 30, 2010:
First Quarter	$21.12	$17.21
Second Quarter	$26.77	$17.53
Third Quarter	$26.05	$20.85
Fourth Quarter	$23.73	$14.55

The closing price of our common stock as reported by the NYSE on November 16, 2011, was $14.23 per share. As of November 16, 2011 there were 37 holders of record of our common stock.

On July 16, 2010 we paid a special cash dividend of $1.50 per share totaling $36.3 million to common stockholders of record as of July 6, 2010.

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions. Periodically, we may return shareholder earnings through cash dividends or stock repurchases, or a combination thereof.

Sales of Unregistered Securities; Repurchase of Securities

The following table summarizes the purchase of equity securities for the three months ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands)(2)
July	—	$—	—	$23,660
August	1,605	$16.41	—	$23,660
September	54,517	$14.52	—	$23,660

Total	56,122		—	$23,660

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

This graph compares total cumulative stockholder return on our common stock during the period from September 30, 2006 through September 30, 2011 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on September 30, 2006, and any dividends were reinvested on the date on which they were paid.

Legend
Symbol	CRSP Total Returns Index for:	09/2006	09/2007	09/2008	09/2009	09/2010	09/2011
	Universal Technical Institute, Inc.	100.0	100.6	95.4	110.1	117.3	81.6
	NYSE Stock Market (US Companies)	100.0	116.0	91.8	84.9	95.0	94.3
	Self-Determined Peer Group	100.0	139.7	131.2	163.3	118.2	82.5

Companies in the Self-Determined Peer Group
Apollo Group, Inc.	Career Education Corporation
Corinthian Colleges, Inc.	DeVry, Inc. Del
I T T Educational Services, Inc.	Strayer Education, Inc.
Lincoln Educational Services Corporation

Notes:

A.	The lines represent quarterly index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the quarterly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100 on 09/30/2006.
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of and for each of the five years ended September 30, 2011, 2010, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2011	2010	2009	2008	2007
	($’s in thousands, except per share amounts)
Statement of Operations Data:(1)
Revenues	$451,900	$435,921	$366,635	$343,460	$353,370
Operating expenses:
Educational services and facilities	223,469	212,577	193,490	186,640	186,245
Selling, general and administrative	183,326	176,794	154,504	146,123	143,375

Total operating expenses	406,795	389,371	347,994	332,763	329,620

Income from operations	45,105	46,550	18,641	10,697	23,750
Interest income, net(2)	252	250	198	3,146	2,620
Other income, net(3)	291	479	466	178	—

Income before taxes	45,648	47,279	19,305	14,021	26,370
Income tax expense	18,410	18,451	7,572	5,805	10,806

Net income	$27,238	$28,828	$11,733	$8,216	$15,564

Net income per share:
Basic	$1.12	$1.20	$0.48	$0.32	$0.58
Diluted	$1.10	$1.18	$0.48	$0.32	$0.57
Weighted average shares (in thousands):
Basic	24,427	24,041	24,246	25,574	26,775
Diluted	24,740	24,511	24,627	25,807	27,424
Special cash dividends declared per common share	$—	$1.50	$—	$—	$—
Other Data:(1)
Depreciation and amortization	$24,842	$19,888	$17,568	$17,605	$18,751
Number of campuses(1)	11	11	10	10	10
Average undergraduate enrollments	18,500	18,600	15,900	14,900	15,900
Balance Sheet Data:(1)
Cash and cash equivalents(4),(5),(6)	$53,670	$48,974	$56,199	$80,878	$75,594
Current assets(4),(5),(6)	$133,473	$115,431	$114,165	$117,619	$103,134
Working capital (deficit)(4),(5),(6)	$28,777	$(6,883)	$12,619	$31,015	$7,252
Total assets(4),(5),(6)	$265,587	$242,499	$223,351	$209,375	$232,822
Total shareholders’ equity(4),(6)	$142,115	$108,392	$106,698	$108,187	$124,505

(1)	In 2010, we opened a campus in Dallas/Ft. Worth, Texas, which contributed to the fluctuation in our results of operations and financial position during 2011 and 2010.

(2)

In 2011, 2010 and 2009, our interest income decreased as a result of investment in low risk, low yield municipal bonds and mutual funds. In 2010, we paid a special cash dividend on common stock of $1.50 per share totaling $36.3 million, and in 2009, we used $16.9 million of cash to repurchase our common shares, contributing to lower interest income.

(3)	In 2011, 2010 and 2009, our other income was primarily due to sublease rental income.

(4)

In 2010, we paid a special cash dividend on common stock of $1.50 per share totaling $36.3 million. In 2009 and 2008, we used cash and cash equivalents to repurchase approximately $16.9 million and $29.5 million, respectively, of our common shares, which decreased cash and cash equivalents, current assets and working capital (deficit).

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

General Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree, diploma or certificate programs at 11 campuses across the United States. We also offer advanced training programs including both student paid electives at our campuses and manufacturer or dealer sponsored training at dedicated training centers. We have provided technical education for 46 years.

Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented after reductions related to discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program. We generally recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our tuition revenues with additional revenues from sales of textbooks and program supplies, student housing and other revenues, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented less than 3% of our total revenues in each year for the three-year period ended September 30, 2011. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

Average undergraduate full-time student enrollments vary depending on, among other factors, the number of continuing students at the beginning of a period, new student enrollments during the period, students who have previously withdrawn but decide to re-enroll during the period, graduations and withdrawals during the period. Our average undergraduate full-time student enrollments are influenced by: the attractiveness of our program offerings to high school graduates and potential adult students; the effectiveness of our marketing efforts; the depth of our industry relationships; the strength of employment markets and long term career prospects; the quality of our instructors and student services professionals; the persistence of our students; the length of our education programs; the availability of federal and alternative funding for our programs; the number of graduates of our programs who elect to attend the advanced training programs we offer and general economic conditions. Our introduction of additional program offerings at existing campuses and opening additional campuses is expected to influence our average undergraduate full-time student enrollment. We currently offer start dates at our campuses that range from every three to six weeks throughout the year in our various undergraduate programs. The number of start dates of advanced training programs varies by the duration of those programs and the needs of the manufacturers who sponsor them.

Our tuition charges vary by type and length of our programs and the program level, such as undergraduate or advanced training. Tuition rates have increased by approximately 4% to 7% for the year ended September 30, 2011 and 3% to 5% for each of the years ended September 30, 2010 and 2009. We continually evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. In 2011, approximately 75% of our revenues, on a cash basis as defined by ED, were derived from federal student financial aid programs.

We extend credit for tuition and fees, for a limited period of time, to the majority of our students. Our credit risk is mitigated through the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation, placement on reimbursement status, or termination proceeding which could have a material adverse effect on our business.

If any of our institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution, and other locations of that institution, would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. The receipt of financial aid funds reduces the students’ amounts due to us and has no impact on revenue recognition, as the transfer relates to the source of funding for the costs of education which may occur through Title IV or other funds and resources available to the student. Additionally, we bear all credit and collection risk for the portion of our student tuition that is funded through our proprietary loan program.

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

Selling, general and administrative expenses include compensation and benefits of employees who are not directly associated with the provision of educational services, such as: executive management; finance and central accounting; legal; human resources; marketing and student enrollment expenses, including compensation and benefits of personnel employed in sales and marketing and student admissions; costs of professional services; bad debt expense; costs associated with the implementation and operation of our student management and reporting system; rent for our corporate office headquarters; depreciation and amortization of property and equipment that is not used in the provision of educational services and other costs that are incidental to our operations. All marketing and student enrollment expenses are recognized in the period incurred. Costs related to the opening of new facilities, excluding related capital expenditures, are expensed in the period incurred or when services are provided.

2011 Overview

Operations

Similar to many companies, we experienced macro-economic headwinds during 2011 with one of the specific challenges related to the stabilization of the unemployment rate. While the unemployment rate in 2011 has remained high, the change in the rate has stabilized. Our ability to recruit new students is correlated to the change in the unemployment rate. Traditionally, during periods when the unemployment rate accelerates our ability to recruit new students improves as unemployed people seek to develop their skill set to improve their employment opportunities. We experienced this during 2008 and 2009. Conversely, during periods when the unemployment rate declines, our ability to recruit new students has traditionally become more challenging as prospective students have more employment options. Since the unemployment rate in 2011 has stabilized, we experienced challenges in our ability to recruit new students. We anticipate we will continue to face challenges recruiting new students while the unemployment rate remains stable.

Changes in social patterns also presented a challenge during the year. The recession of 2007-2009 had a profound effect on the saving habits of the American public. A general wariness of debt has replaced the previous enthusiasm for debt as a financial tool. Because virtually all of our students receive financial assistance of some kind, this aversion to taking on debt has shaped the attitudes of prospective students, their parents and other decision influencers.

Balancing our response to unique pressures during 2011 with our commitment to invest in our future was another challenge we encountered. For example, one of our objectives is to grow profitably, which, more than any other factor, demands growing our student population. Enrollment was declining during the year, which meant we needed to slow down our spending while still making investments to accommodate a rising enrollment in the future. We were successful in maintaining our selling, general and administrative expenses at approximately 40% of total revenue.

Our revenues for the year ended September 30, 2011 were $451.9 million, an increase of $16.0 million from the prior year, primarily due to an increase in average undergraduate full-time student enrollment during the first three quarters of the year. Tuition rates increased between 4% and 7%, depending on the program, which also contributed to revenue growth for the year ended September 30, 2011. Our revenues excluded $7.0 million of tuition revenue related to students participating in our proprietary loan program. Our net income for the year was $27.2 million, a decrease of $1.6 million from the prior year. The decline in net income is primarily related to our increased investment in educational services and facilities, increased advertising expenses and increased compensation and related costs.

Our operating results were impacted by an overall increase in compensation and benefits for the year ended September 30, 2011. This increase was primarily due to an increase in staffing levels to meet the increase of our average undergraduate full-time student enrollment that occurred during the first three quarters of the year. During the three months ended June 30, 2011 we completed a reduction in our workforce of approximately 195 employees nationwide in June 2011, which resulted in severance of $4.3 million. This action was critical to align the size of our workforce with our projected future student population. The increase in compensation and benefits was also related to modifications made to our compensation plans in response to new regulations issued by ED which became effective July 1, 2011.

We started 16,200 students during the year ended September 30, 2011, which represents a decrease of 17.1% as compared to an increase of 10.7% for the year ended September 30, 2010. The decrease in starts is partially due to a decrease in student applications in the prior year and also the result of certain macro-economic headwinds and regulatory challenges.

We expect the rate of decline experienced in 2011 in both applications and new student starts to slow in the first half of the year before potentially improving in the second half of the year. However, given our current enrollment levels, the macro-economic headwinds and the challenging regulatory environment we operate in, we anticipate the average student population for 2012 to decline by a rate in the low teens. We expect these lower levels of enrollments will result in a mid to high single digit decline in revenue in 2012. Given these trends, we are focused on efficiencies and managing costs, but do not anticipate reaching the same level of operating margins as was achieved in 2011. Furthermore, we plan on making our proprietary loan program more accessible to our current and prospective students and increase the number of need based scholarships in 2012 creating potential improvement in our show rates which would positively impact revenue. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Regulatory Environment

On October 29, 2010, ED issued new regulations pertaining to certain aspects of the administration of Title IV Programs, regulations which, with minor exceptions, became effective July 1, 2011. Since the publication of the new regulations, ED has issued guidance in the form of multiple Dear Colleague Letters to institutions. Currently, we have identified the rules concerning (i) state authorization, (ii) gainful employment, (iii) assignment of credit hours and clock hours, (iv) incentive compensation, (v) revisions to misrepresentation regulations and (vi) ED approvals for new programs as the rules most likely to materially impact our business.

The program integrity rules require a large number of reporting and operational changes. However, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes by the required dates. We may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. Additionally, these changes, individually or in the aggregate, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our cash flows, results of operations and financial condition. See “Business — Risk Factors — Program Integrity” included elsewhere in this Report on Form 10-K.

Curriculum Transformation

We transformed our Automotive Technology and Diesel Technology II curricula to a blend of daily instructor-led theory and hands-on lab training complimented by interactive web-based learning, which is reflective of current industry training methods and standards. In addition to improving the overall educational experience for our students, the new curricula offer more convenience and training flexibility for our students while meeting industry standards. We began offering the new curricula at the Dallas/Fort Worth, Texas campus in June 2010. To date we have invested approximately $19.2 million for this transformation and anticipate investing within the range of $3.0 million to $5.0 million in tools, equipment and training aids during 2012 as part of the integration of the new curricula at our Avondale, Arizona campus in Spring 2012 and a second campus later in calendar year 2012.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	49.5%	48.8%	52.8%
Selling, general and administrative	40.5%	40.6%	42.1%

Total operating expenses	90.0%	89.4%	94.9%

Income from operations	10.0%	10.6%	5.1%

Interest income	0.0%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%

Total other income	0.1%	0.2%	0.2%

Income before income taxes	10.1%	10.8%	5.3%
Income tax expense	4.1%	4.2%	2.1%

Net income	6.0%	6.6%	3.2%

We opened a new campus in Dallas/Ft. Worth, Texas in June 2010. For the years ended September 30, 2011, and 2010, this campus had revenues of $10.9 million and $1.2 million, operating expenses of $14.4 million and $8.3 million, and corporate allocations of $6.4 million and $3.5 million, respectively.

Our earnings before interest, tax, depreciation and amortization (EBITDA) for the years ending September 30, 2011, 2010 and 2009 were $71.1 million, $67.8 million and $37.5 million, respectively. EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose to investors this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, such measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income determined in financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net income as follows:

	Year Ended September 30,
	2011	2010	2009
	(In thousands)
Net income	$27,238	$28,828	$11,733
Interest income, net	(252)	(250)	(198)
Income tax expense	18,410	18,451	7,572
Depreciation and amortization	25,731	20,803	18,417

EBITDA	$71,127	$67,832	$37,524

Return on equity for the trailing four quarters ended September 30, 2011 was 21.4% compared to 25.6% percent for the trailing four quarters ended September 30, 2010. Return on equity is calculated as the sum of our net income for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters.

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

	Year Ended September 30,
	2011	2010	2009
Average undergraduate full-time student enrollment	18,500	18,600	15,900
Total seats available	29,500	27,200	24,800
Average capacity utilization	62.7%	68.4%	64.1%

During the years ended September 30, 2011, 2010 and 2009, we started 16,200 students, 19,500 students, and 17,600 students, respectively.

During 2012, we plan to continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating additional space for use by our advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

Revenues.    Our revenues for the year ended September 30, 2011 were $451.9 million, representing an increase of $16.0 million, or 3.7%, as compared to revenues of $435.9 million for the year ended September 30, 2010. The increase was due to tuition rate increases between 4% and 7%, depending on the program, offset by an increase of $1.2 million in tuition scholarships. The increase in revenues is also attributable to an increase in average undergraduate full-time student enrollment during the first three quarters of the year. Our revenues excluded $7.0 million and $9.7 million of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. As a result of collections under our proprietary loan program, our revenues included $0.8 million and $0.2 million for the years ended September 30, 2011 and September 2010, respectively.

Educational services and facilities expenses.    Our educational services and facilities expenses for the year ended September 30, 2011 were $223.5 million, representing an increase of $10.9 million, or 5.1%, as compared to $212.6 million for the year ended September 30, 2010.

Our educational services and facilities expenses for the year ended September 30, 2011 and September 30, 2010 for our Dallas/Ft. Worth, Texas campus were $7.8 million and $4.0 million, respectively, including corporate allocations of $1.2 million and $0.4 million, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2011	2010
	(In thousands)
Salaries expense	$97,750	$89,630
Employee benefits and tax	19,560	17,013
Bonus expense	3,220	4,187
Stock-based compensation	939	685

Compensation and related costs	$121,469	$111,515

Occupancy costs	36,824	36,410
Other educational services and facilities expenses	23,092	23,993
Depreciation expense	18,920	15,632
Tools and training aids expense	11,709	13,108
Supplies and maintenance	11,455	11,919

	$223,469	$212,577

The increase in compensation and related costs for the year ended September 30, 2011 is primarily due to the hiring of additional staff dedicated to student employment services, and for the addition of instructors in order to support our higher average undergraduate full-time student enrollments that occurred during the first three quarters of the year. However, during the year we determined that in order to align our cost structure with our projected future student population, it was necessary to complete a reduction in workforce in June 2011 which resulted in severance expense of $2.3 million. Additionally, we had an increase of self-insurance claims which contributed to the increase of $2.5 million in employee benefits expense. Furthermore, the increase in compensation and related costs was impacted by modifications made to our compensation plans in response to the new regulations that became effective July 1, 2011. For the year ended September 30, 2011, the changes to our compensation plans decreased bonus expense by $1.0 million compared to September 30, 2010.

Compensation and related costs for our Dallas/Ft. Worth, Texas campus for the years ended September 30, 2011 and September 30, 2010 were $3.2 million and $0.9 million, respectively, including corporate allocations of $0.4 million and $0.1 million for the years ended September 30, 2011 and 2010, respectively.

Depreciation expense increased $3.3 million for the year ended September 30, 2011 primarily due to the addition of assets related to our Automotive Technology and Diesel Technology II curricula project and the opening of our Dallas/Ft. Worth, Texas campus in June 2010 and was $2.3 million and $1.0 million, respectively, for the year ended September 30, 2011.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the year ended September 30, 2011 were $183.3 million, an increase of $6.5 million, or 3.7%, as compared to $176.8 million for the year ended September 30, 2010.

Our selling, general and administrative expenses for the year ended September 30, 2011 and September 30, 2010 for our Dallas/Ft. Worth, Texas campus was $6.6 million and $4.3 million, respectively, including corporate allocations of $5.2 million and $3.1 million, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2011	2010
	(In thousands)
Salaries expense	$70,132	$63,990
Employee benefits and tax	15,864	15,393
Bonus expense	7,809	16,212
Stock-based compensation	5,340	5,209

Compensation and related costs	$99,145	$100,804

Advertising costs	34,605	32,552
Other selling, general and administrative expenses	26,002	23,694
Bad debt expense	8,279	6,520
Depreciation expense	6,802	5,161
Occupancy costs	3,101	2,309
Contract services expense	5,392	5,754

	$183,326	$176,794

The increase in salaries expense for the year ended September 30, 2011 was primarily due to modifications made to our compensation plans in response to the new regulations that became effective July 1, 2011, which resulted in an additional $3.3 million in Admissions salary expense. The changes to our compensation plans also contributed to the decrease in bonus expense for the year. The increase was also attributable to the hiring of additional staff to support the transformation of our Automotive Technology and Diesel Technology II program curricula that was completed during the year. Furthermore, during the year we determined that in order to align our cost structure with our projected future student population, it was necessary to complete a reduction in workforce in June 2011 which resulted in severance expense of $1.4 million.

Our compensation and related costs for the years ended September 30, 2011 and September 30, 2010 for our Dallas/Ft. Worth, Texas, campus were $2.6 million and $2.0 million, respectively, including corporate allocations of $1.6 million and $1.3 million for the years ended September 30, 2011 and 2010, respectively.

Advertising expense increased $2.1 million for the year ended September 30, 2011 primarily due to our spending on various media, including television, internet, magazine, and inquiry generation programs, our continued investment in local markets and an overall shift in strategy to higher quality inquiries. We anticipate our advertising expense will be in the range of 9%-10% of revenue for the year ended September 30, 2012.

Bad debt expense represents 1.8% of revenue for the year ended September 30, 2011 and we anticipate bad debt expense to be in the range of 1.6% – 1.7% of revenue for the year ended September 30, 2012.

Depreciation expense increased $1.6 million for the year ended September 30, 2011 primarily due to the addition of software developed for internal use, acceleration of depreciation related to the relocation of our corporate office headquarters in March 2011 and investments in information technology infrastructure.

Income taxes.    Our provision for income taxes for the year ended September 30, 2011 was $18.4 million, or 40.3% of pre-tax income compared to $18.5 million or 39.0% of pre-tax income for the year ended September 30, 2010. The effective income tax rate in each year differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Net income.    As a result of the foregoing, we reported net income for the year ended September 30, 2011 of $27.2 million, as compared to net income of $28.8 million for the year ended September 30, 2010.

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

Revenues.    Our revenues for the year ended September 30, 2010 were $435.9 million, representing an increase of $69.3 million, or 18.9%, as compared to revenues of $366.6 million for the year ended September 30, 2009. The increase was due to a 17.0% increase in the average undergraduate full-time student enrollment, tuition rate increases between 3% and 5%, depending on the program, and a decrease of approximately $1.1 million in tuition scholarships. Our revenues for the year ended September 30, 2010 excluded $9.7 million of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. Additionally, industry training revenue decreased by $6.5 million due to reductions in and discontinuation of training for certain manufacturer specific training programs.

Educational services and facilities expenses.    Our educational services and facilities expenses for the year ended September 30, 2010 were $212.6 million, representing an increase of $19.1 million, or 9.9%, as compared to $193.5 million for the year ended September 30, 2009.

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2010	2009
	(In thousands)
Salaries expense	$89,630	$82,087
Employee benefits and tax	17,013	16,526
Bonus expense	4,187	2,875
Stock-based compensation	685	573

Compensation and related costs	$111,515	$102,061

Occupancy costs	36,410	36,175
Other educational services and facilities expenses	23,993	21,306
Depreciation expense	15,632	14,838
Tools and training aids expense	13,108	9,183
Supplies and maintenance	11,919	9,927

	$212,577	$193,490

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

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2010	2009
	(In thousands)
Salaries expense	$63,990	$58,900
Employee benefits and tax	15,393	14,021
Bonus expense	16,212	13,178
Stock-based compensation	5,209	4,129

Compensation and related costs	$100,804	$90,228

Advertising costs	32,552	23,708
Other selling, general and administrative expenses	23,694	21,614
Bad debt expense	6,520	6,732
Depreciation expense	5,161	3,569
Occupancy costs	2,309	2,082
Contract services expense	5,754	6,571

	$176,794	$154,504

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

We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses, as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions and other potential uses of cash. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $103.7 million and $77.5 million at September 30, 2011 and 2010, respectively.

Our principal source of liquidity is operating cash flows. A majority of our revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. We established a proprietary loan program in which we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

Our net cash provided by operating activities was $58.1 million, $67.5 million and $49.5 million for the years ended September 30, 2011, 2010 and 2009, respectively. The cash provided by in 2011 was primarily attributable to changes in our operating assets and liabilities and increased revenues resulting from an increase in tuition rates as well as an increase in average undergraduate full-time student enrollment that occurred during the first three quarters of the year. The increase from 2009 to 2010 was primarily attributable to higher net income resulting from increased revenues due to an increase in our average undergraduate full-time student enrollment.

Changes in operating assets and liabilities

During the year ended September 30, 2011, the changes in our operating assets and liabilities resulted in cash outflows of $12.2 million. The outflows were primarily attributable to changes in accounts payable and accrued expenses, deferred rent liability, and income tax payable.

The cash outflow of $15.6 million attributable to accounts payable and accrued expenses was primarily due to the payments of 2010 bonuses, accelerated bonus payments in June due to modifications in our compensation plans and timing of our payroll cycle. The cash outflow was offset by the elimination of current bonus plans in order to comply with the new regulations effective July 1, 2011.

In September 2010, we entered into a leasing arrangement to relocate our corporate office headquarters during the second quarter of 2011. The lease included incentives such as a leasehold improvement allowance, moving allowance, and free rent periods which will be recognized on a straight-line basis over the initial lease term resulting in a $6.2 million increase in deferred rent.

We experienced a cash inflow of $3.3 million as a result of being in a payable position at September 30, 2011 rather than a receivable position for income taxes in the prior year.

During the year ended September 30, 2010, the changes in our operating assets and liabilities resulted in cash inflows of $10.0 million. The inflows were a result of a $15.1 million increase in deferred revenue primarily due to the timing of student starts, the number of students in school and where they were at year end in relation to the completion of their program coupled with an increase in average undergraduate full-time student enrollment at September 30, 2010 compared to September 30, 2009. The inflows were also due to a $6.0 million increase in accounts payable and accrued expenses primarily attributable to an increase in accrued bonuses as a result of improved operating results. There was a use of cash as a result of an increase in receivables by $9.9 million due to an increase in our average undergraduate full-time student enrollment.

During the year ended September 30, 2009, the changes in our operating assets and liabilities resulted in cash inflows of $10.0 million. The inflows were primarily attributable to a $7.0 million increase in accounts payable and accrued expenses primarily due to an increase in accrued bonuses as a result of improved operating results. The inflows were also due to a $3.5 million increase in deferred revenue which was primarily attributable to the timing of student starts, the number of students in school and where they were at year end in relation to the completion of their program coupled with an increase in average undergraduate full-time student enrollment at September 30, 2009 compared to September 30, 2008.

Investing Activities

During the year ended September 30, 2011, cash used in investing activities was $54.0 million and was primarily related to the purchase of property and equipment and the purchase of investments in addition to investing in new and replacement training equipment for ongoing operations. The following is a summary of our significant investments in capital expenditure activities.

•	We invested approximately $5.5 million in office leasehold improvements primarily related to our new corporate office headquarters.

•	We invested approximately $4.1 million in the transformation of our Automotive Technology and Diesel Technology II program curricula.

•	We invested approximately $3.4 million in equipment necessary to offer our Diesel and Industrial program at our Rancho Cucamonga, California campus.

During the year ended September 30, 2012, we anticipate our investment in capital expenditures will be slightly below the amounts invested for the year ended September 30, 2011. We anticipate investing in the range of $3.0 million to $5.0 million in computer equipment and training aids during 2012 as part of the integration of our Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona campus in Spring 2012 and a second campus later in calendar year 2012.

During the year ended September 30, 2010, cash used in investing activities was $42.1 million and was primarily related to our investment in new and replacement training equipment for our ongoing operations. The following is a summary of our significant investments in capital expenditure activities.

•	We invested approximately $10.5 million in building improvements and equipment for the Dallas/Ft. Worth, Texas campus.

•	We invested approximately $10.3 million in the transformation of our Automotive Technology and Diesel Technology II program curricula.

During the year ended September 30, 2009, cash used in investing activities was approximately $57.4 million and was primarily related to the purchase of property and equipment, capital improvements and the purchase of investments. The following is a summary of our significant investments in capital expenditure activities.

•	We invested approximately $9.3 million to purchase facilities for the Dallas/Ft. Worth, Texas campus in addition to leasehold improvements at a temporary facility for this campus.

•	We invested approximately $4.8 million in the transformation of our Automotive Technology and Diesel Technology II program curricula.

Financing Activities

During the year ended September 30, 2011, cash provided by financing activities was $0.6 million and was attributable to activity in our stock-based compensation plans.

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

Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $70.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. Through September 30, 2011, we purchased 3.4 million shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program. We did not make any purchases during the year ended September 30, 2011.

Contractual Obligations

The following table sets forth, as of September 30, 2011, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases(1)	$238,573	$26,335	$52,831	$49,940	$109,467
Purchase obligations(2)	42,827	22,829	10,080	6,993	2,925
Other long-term obligations	2,169	183	250	61	1,675

Total contractual commitments	$283,569	$49,347	$63,161	$56,994	$114,067

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)

Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Additionally, purchase orders outstanding as of September 30, 2011, employment contracts and minimum payments under licensing and royalty agreements are included.

Off-Balance Sheet Arrangements

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2011, the total face amount of these surety bonds was approximately $13.8 million.

Related Party Transactions

Information concerning related party transactions is included in Note 11 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2012 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

Seasonality

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Student population varies as a result of new student enrollments, graduations and student attrition.

Historically, our schools have had lower student populations in our third quarter than in the remainder of our year because fewer students are enrolled during the summer months. Additionally, our schools have had higher student populations in our fourth quarter than in the remainder of the year because more students enroll during this period. Our expenses, however, do not vary significantly with changes in student population and revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. Furthermore, our revenues for the first quarter ending December 31 are impacted by the closure of our campuses for a week in December for a holiday break and during which we do not earn revenue.

Operating income is negatively impacted during the initial start up of new campus openings. We incur sales and marketing costs as well as campus personnel costs in advance of the campus opening. Typically we begin to incur such costs approximately 12 to 15 months in advance of the campus opening with the majority of the costs being incurred in the nine month period prior to a campus opening.

	Revenues
	Year Ended September 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	($’s in thousands)
Three Month Period Ending:
December 31	$117,447	26.0%	$103,522	23.7%	$90,121	24.6%
March 31	114,161	25.3%	105,631	24.2%	89,125	24.3%
June 30	108,934	24.1%	107,525	24.7%	87,852	24.0%
September 30	111,358	24.6%	119,243	27.4%	99,537	27.1%

	$451,900	100.0%	$435,921	100.0%	$366,635	100.0%

	Income (Loss) from Operations
	Year Ended September 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	($’s in thousands)
Three Month Period Ending:
December 31	$16,853	37.4%	$15,056	32.3%	$3,589	19.3%
March 31	11,390	25.3%	9,884	21.2%	(203)	(1.1%)
June 30	6,706	14.9%	9,857	21.3%	2,966	15.9%
September 30	10,156	22.4%	11,753	25.2%	12,289	65.9%

	$45,105	100.0%	$46,550	100.0%	$18,641	100.0%

The decline in income from operations during the three months ended June 30, 2011 was primarily due to a reduction in workforce of 195 employees nationwide, which resulted in severance costs of $4.3 million.

The increase in revenues and income from operations for the three months periods ended March 31, 2011 and December 31, 2010, was primarily due to an increase in our student population in 2010.

The loss from operations during the three month period ended March 31, 2009 was primarily due to additional sales force representatives hired in response to our increase in quality inquiries, contract services expenses incurred for process improvement projects in financial aid and admissions and lower interest income due to a change in investments to lower risk, lower yielding mutual funds.

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

Our significant accounting policies are discussed in Note 2 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties.

Revenue recognition.    Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor. Tuition and fee revenue is recognized ratably over the term of the course or program offered. If a student withdraws from a program prior to a specified date, all or a portion of deferred tuition revenue is refunded. Approximately 97% of our revenues for each of the years ended September 30, 2011, 2010 and 2009 consisted of tuition. Our undergraduate programs are typically designed to be completed in 45 to 102 weeks and our advanced training programs range from 14 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next twelve months.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred. Since collectability is not reasonably assured, the loans cannot be recorded as assets under GAAP, and therefore, the loans and related deferred tuition revenue are not recognized in our consolidated balance sheets. Our presentation will be reevaluated when sufficient collection history has been obtained.

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

Investments.    We invest in pre-funded municipal bonds, which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn interest that is exempt from federal income taxes. Additionally, we invest in certificates of deposit issued by financial institutions and corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intention to hold our investments until maturity and therefore classify these investments as held-to-maturity, and report them at amortized cost. Investments with an original maturity date of 90 days or less at the time of purchase are classified as cash equivalents and investments with a maturity date greater than one year at the end of the period are classified as non-current.

We review our held-to-maturity investments for impairment quarterly to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments during the years ended September 30, 2011 and 2010.

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

Income taxes.    We assess the likelihood that our deferred tax assets will be realized from future taxable income and establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our statement of operations as a charge or credit to income tax expense. We make assumptions, judgments and estimates in determining our provisions for income taxes, assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our estimates are reasonable, changes in tax laws or our interpretation of tax laws, and the outcome of future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Additionally, actual operating results and the underlying amount and category of income in future years could render our current assessment of recoverable deferred tax assets inaccurate.

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

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 3 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K. As indicated in Note 3, we do not expect any of the recently issued accounting pronouncements to have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. We invest our cash and cash equivalents in mutual funds that invest in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes and U.S. treasury bills. Additionally, in May 2009, we began investing in pre-funded municipal bonds, collateralized by escrowed-to-maturity U.S. treasury notes. As of September 30, 2011, we held $53.7 million in cash and cash equivalents and $55.9 million in investments. During the year ended September 30, 2010, we earned interest income of $0.3 million. We do not believe that reasonably possible changes in interest rates will have a material effect on our financial position, results of operations or cash flows.

As of September 30, 2011, we did not have short-term or long-term borrowings.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2011 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a–15(d) or 15d–15(d) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting are included on pages F-2 and F-3, respectively, of this Report on Form 10-K.

Management’s Certifications

The Company has filed as exhibits to its annual report on Form 10-K for the year ended September 30, 2011, filed with the Securities and Exchange Commission, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.

The Company has submitted to the New York Stock Exchange the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in our proxy statement for the 2012 Annual Meeting of Stockholders under the headings “Election of Directors”; “Corporate Governance and Related Matters”; “Code of Conduct”; “Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in our proxy statement for the 2012 Annual Meeting of Stockholders under the heading “Executive Compensation”, “Compensation Committee Interlocks” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in our proxy statement for the 2012 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in our proxy statement for the 2012 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in our proxy statement for the 2012 Annual Meeting of Stockholders under the heading “Fees Paid to PricewaterhouseCoopers LLP” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

10.1*

Universal Technical Institute Executive Benefit Plan, effective March 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.2*	Management 2002 Option Program. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)
10.3*

Universal Technical Institute, Inc. 2003 Incentive Compensation Plan (as amended February 28, 2007). (Formerly known as the 2003 Stock Incentive Plan). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007.)

10.4.1*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on June 21, 2006.)
10.4.2*	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on June 21, 2006.)
10.4.3*	Form of Performance Unit Award Agreement. (Incorporated by reference to Exhibit 10.5.3 to the Registrant’s Annual Report on Form 10-K filed December 1, 2009.)
10.4.4*	Form of Performance Shares Award Agreement. (Incorporated by reference to Exhibit 10.5.4 to the Registrant’s Annual Report on Form 10-K filed December 1, 2009.)
10.5.1*	Amended and Restated 2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed December 14, 2005.)
10.5.2*	Second Amended and Restated 2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2010.
10.6.1*	Employment Agreement, dated July 8, 2008, between Registrant and John C. White. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on July 9, 2008.)
10.6.2*

First Amendment to Employment Agreement, effective as of January 1, 2009, between Registrant and John C. White. (Incorporated by reference to Exhibit 10.6.2 to Form 10-K filed by the Registrant on December 1, 2010.)

10.7.1*	Employment Agreement, dated July 8, 2008, between Registrant and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on July 9, 2008.)

Exhibit Number	Description
10.7.2*

First Amendment to Employment Agreement, effective as of January 1, 2009, between Registrant and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.7.2 to Form 10-K filed by the Registrant on December 1, 2010.)

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

10.12.1*	Employment Agreement dated July 24, 2008, between Registrant and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on July 29, 2008.)
10.12.2*

First Amendment to Employment Agreement, effective as of January 1, 2009, between Registrant and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.12.2 to Form 10-K filed by the Registrant on December 1, 2010.)

10.13*

Separation Agreement, Waiver and Release dated December 17, 2008, between Registrant and Larry H. Wolff. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on December 18, 2008.)

10.14*	Employment Agreement, dated March 6, 2009, between Registrant and Roger L. Speer. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on March 6, 2009.)
10.15*

Separation Agreement, Waiver and Release dated July 30, 2009, between Registrant and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on August 4, 2009.)

10.16*	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on April 6, 2010.
10.17	Employment Agreement, dated March 7, 2011, between the Company and Kimberly J. McWaters. (Incorporated by reference to the Form 8-K filed by the Registrant on March 8, 2011).
10.18	Employment Agreement, dated March 7, 2011, between the Company and Eugene S. Putnam, Jr. (Incorporated by reference to the Form 8-K filed by the Registrant on March 8, 2011).
10.19	Employment Agreement, dated March 7, 2011, between the Company and John C. White. (Incorporated by reference to the Form 8-K filed by the Registrant on March 8, 2011).
10.20	Form of Retention/Recognition Bonus Agreement. (Incorporated by reference to the Form 8-K filed by Registrant on June 13, 2011.)
21.1	Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K dated December 14, 2005.)
23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
24.1	Power of Attorney. (Included on signature page.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Exhibit Number	Description
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a contract with management or compensatory plan or arrangement.

**

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

Date: November 30, 2011

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

SIGNATURE	TITLE	DATE

/s/ John C. White John C. White	Chairman of the Board	November 30, 2011

/s/ Kimberly J. McWaters Kimberly J. McWaters	Chief Executive Officer (Principal Executive Officer) and Director	November 30, 2011

/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 30, 2011

/s/ Alan E. Cabito Alan E. Cabito	Director	November 30, 2011

/s/ A. Richard Caputo, Jr. A. Richard Caputo, Jr.	Director	November 30, 2011

/s/ Conrad A. Conrad Conrad A. Conrad	Director	November 30, 2011

/s/ Linda J. Srere Linda J. Srere	Director	November 30, 2011

/s/ Dr. Roderick Paige Dr. Roderick Paige	Director	November 30, 2011

SIGNATURE	TITLE	DATE

/s/ Roger S. Penske Roger S. Penske	Director	November 30, 2011

/s/ Kenneth R. Trammell Kenneth R. Trammell	Director	November 30, 2011

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Universal Technical Institute, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Universal Technical Institute, Inc. and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of the internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

November 30, 2011

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$53,670	$48,974
Investments, current portion	50,052	28,528
Receivables, net	11,205	19,253
Deferred tax assets, net	7,837	8,840
Prepaid expenses and other current assets	10,709	9,836

Total current assets	133,473	115,431
Investments, less current portion	5,830	3,596
Property and equipment, net	100,377	99,040
Goodwill	20,579	20,579
Other assets	5,328	3,853

Total assets	$265,587	$242,499

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$35,905	$53,906
Deferred revenue	61,394	63,276
Accrued tool sets	4,723	5,066
Income tax payable	2,032	—
Other current liabilities	642	66

Total current liabilities	104,696	122,314
Deferred tax liabilities, net	2,443	933
Deferred rent liability	11,799	5,621
Other liabilities	4,534	5,239

Total liabilities	123,472	134,107

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,560,276 shares issued and 24,690,050 shares outstanding at September 30, 2011 and 29,148,585 shares issued and 24,278,359 shares outstanding at September 30, 2010	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	156,497	150,012
Treasury stock, at cost, 4,870,226 shares at September 30, 2011 and 2010	(76,506)	(76,506)
Retained earnings	62,121	34,883

Total shareholders’ equity	142,115	108,392

Total liabilities and shareholders’ equity	$265,587	$242,499

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues	$451,900	$435,921	$366,635
Operating expenses:
Educational services and facilities	223,469	212,577	193,490
Selling, general and administrative	183,326	176,794	154,504

Total operating expenses	406,795	389,371	347,994

Income from operations	45,105	46,550	18,641
Other income (expense):
Interest income	258	259	246
Interest expense	(6)	(9)	(48)
Other income	291	479	466

Total other income, net	543	729	664

Income before income taxes	45,648	47,279	19,305
Income tax expense	18,410	18,451	7,572

Net income	$27,238	$28,828	$11,733

Earnings per share:
Net income per share — basic	$1.12	$1.20	$0.48

Net income per share — diluted	$1.10	$1.18	$0.48

Weighted average number of common shares outstanding:
Basic	24,427	24,041	24,246

Diluted	24,740	24,511	24,627

Special cash dividends declared per common share	$—	$1.50	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Treasury Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2008	28,407	$3	$137,100	3,317	$(59,571)	$30,655	$108,187
Net income	—	—	—	—	—	11,733	11,733
Issuance of common stock under employee plans	312	—	878	—	—	—	878
Shares withheld for payroll taxes	(78)	—	(1,101)	—	—	—	(1,101)
Tax charge from employee stock plans	—	—	(842)	—	—	—	(842)
Stock-based compensation	—	—	4,778	—	—	—	4,778
Treasury stock purchases	—	—	—	1,553	(16,935)	—	(16,935)

Balance at September 30, 2009	28,641	$3	$140,813	4,870	$(76,506)	$42,388	$106,698
Net income	—	—	—	—	—	28,828	28,828
Issuance of common stock under employee plans	603	—	4,083	—	—	—	4,083
Shares withheld for payroll taxes	(95)	—	(2,124)	—	—	—	(2,124)
Tax benefit from employee stock plans	—	—	1,274	—	—	—	1,274
Stock-based compensation	—	—	5,966	—	—	—	5,966
Cash dividends declared	—	—	—	—	—	(36,333)	(36,333)

Balance at September 30, 2010	29,149	$3	$150,012	4,870	$(76,506)	$34,883	$108,392
Net income	—	—	—	—	—	27,238	27,238
Issuance of common stock under employee plans	517	—	1,269	—	—	—	1,269
Shares withheld for payroll taxes	(106)	—	(1,739)	—	—	—	(1,739)
Tax benefit from employee stock plans	—	—	638	—	—	—	638
Stock-based compensation	—	—	6,317	—	—	—	6,317

Balance at September 30, 2011	29,560	$3	$156,497	4,870	$(76,506)	$62,121	$142,115

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$27,238	$28,828	$11,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,842	19,888	17,568
Amortization of held-to-maturity investments	1,195	1,367	307
Bad debt expense	8,279	6,520	6,732
Stock-based compensation	6,279	5,894	4,702
Excess tax benefit from stock-based compensation	(1,081)	(1,788)	(378)
Deferred income taxes	2,513	(3,541)	(2,165)
Loss on disposal of property and equipment	957	341	1,004
Changes in assets and liabilities:
Receivables	(840)	(9,886)	(1,936)
Prepaid expenses and other current assets	(1,110)	(462)	(2,036)
Other assets	(1,486)	(261)	1,176
Accounts payable and accrued expenses	(15,567)	6,037	6,989
Deferred revenue	(1,882)	15,101	3,480
Income tax payable (receivable)	3,279	(1,130)	1,942
Accrued tool sets and other current liabilities	233	831	387
Deferred rent liability	6,178	28	239
Other liabilities	(955)	(286)	(286)

Net cash provided by operating activities	58,072	67,481	49,458

Cash flows from investing activities:
Purchase of property and equipment	(29,098)	(37,196)	(28,524)
Proceeds from disposal of property and equipment	64	5	36
Purchase of investments	(89,538)	(41,570)	(31,936)
Proceeds received upon maturity of investments	64,585	36,641	3,067

Net cash used in investing activities	(53,987)	(42,120)	(57,357)

Cash flows from financing activities:
Payment of cash dividends	—	(36,333)	—
Proceeds from issuance of common stock under employee plans	1,269	4,083	878
Payment of payroll taxes on stock-based compensation through shares withheld	(1,739)	(2,124)	(1,101)
Excess tax benefit from stock-based compensation	1,081	1,788	378
Purchases of treasury stock, including fees of $62 in 2009	—	—	(16,935)

Net cash provided by (used in) financing activities	611	(32,586)	(16,780)

Net increase (decrease) in cash and cash equivalents	4,696	(7,225)	(24,679)
Cash and cash equivalents, beginning of year	48,974	56,199	80,878

Cash and cash equivalents, end of year	$53,670	$48,974	$56,199

Supplemental Disclosure of Cash Flow Information:
Taxes paid	$12,615	$23,116	$7,823

Training equipment obtained in exchange for services	$1,399	$1,717	$1,571

Change in accrued capital expenditures during the period	$(2,434)	$593	$2,292

Capitalized stock-based compensation	$38	$72	$76

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($’s in thousands except per share amounts)

1.	Business Description

Universal Technical Institute, Inc. (“UTI” or, collectively, “we” and “our”) provides postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at 11 campuses and advanced training programs that are sponsored by the manufacturer or dealer at dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (HEA). For further discussion, see Concentration of Risk and Note 16 “Governmental Regulation and Financial Aid”.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of UTI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, our proprietary loan program, allowance for uncollectible accounts, investments, property and equipment, goodwill recoverability, bonus plans, self-insurance claim liabilities, income taxes, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

Revenue Recognition

Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor. Tuition and fee revenue is recognized ratably over the term of the course or program offered. If a student withdraws from a program prior to a specified date, all or a portion of deferred tuition revenue is refunded. Approximately 97% of our revenues for each of the years ended September 30, 2011, 2010 and 2009 consisted of tuition. The majority of our undergraduate programs are designed to be completed in 45 to 102 weeks and our advanced training programs range from 14 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next twelve months.

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

The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreement, we have a $2.0 million deposit, an amount that exceeds the FDIC insurance limits, with the bank in order to secure our related loan purchase obligation. This balance is classified as other assets in our consolidated balance sheets at September 30, 2011 and 2010.

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.9 million, $0.8 million and $0.7 million during the years ended September 30, 2011, 2010 and 2009 respectively. Since collectability is not reasonably assured, the loans cannot be recorded as assets under GAAP, and therefore, the loans and related deferred tuition revenue are not recognized in our consolidated balance sheets. Our presentation will be reevaluated when sufficient collection history has been obtained.

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

	Year Ended September 30,			Inception to date
	2011	2010	2009
Tuition revenue and interest income excluded	$9,158	$11,483	$8,654	$29,785
Amounts collected and recognized	(857)	(260)	(51)	(1,171)
Amounts written off	(5,926)	(2,386)	(41)	(8,348)

Aggregate amount excluded during the period	$2,375	$8,837	$8,562	$20,266

Our Board of Directors authorized the extension of up to an aggregate of $40.0 million of credit under our proprietary loan program. At September 30, 2011, we had committed to provide loans to our students for approximately $34.2 million. We monitor the aggregate amount approved under this program and may make changes in future periods.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not reflected in our consolidated balance sheets:

	Year Ended September 30,
	2011	2010
Balances outstanding at beginning of period	$23,301	$14,671
Activity during the period:
Loans extended	8,162	9,491
Interest accrued	2,183	1,785
Amounts collected and recognized	(857)	(260)
Amounts written off	(5,926)	(2,386)

Balances outstanding at end of period	$26,863	$23,301

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

We review our held-to-maturity investments for impairment quarterly to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments during the years ended September 30, 2011 and 2010.

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

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year using a discounted cash flow model that incorporates estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model include future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates our weighted average cost of capital. Based upon our annual assessments, we determined that our goodwill was not impaired at September 30, 2011 and 2010, and that impairment charges were not required. While actual experience will differ from the amounts included in our cash flow model, we do not believe that a related impairment of our goodwill is reasonably possible in the foreseeable future.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

Advertising Costs

Costs related to advertising are expensed as incurred and totaled approximately $34.6 million, $32.6 million and $23.7 million for the years ended September 30, 2011, 2010 and 2009, respectively.

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

Option exercise prices are based upon the per share closing price of our common stock on the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions. The risk-free interest rate is based on a zero-coupon U.S. Treasury bill with a maturity date approximately equal to the expected life of the option at the grant date. We apply the simplified method for calculating the expected term of the grant which is the weighted mid-point between the vesting date of the grant and the expiration date of the stock option agreement. Our dividend rate has historically been assumed to be zero because we have not historically paid dividends, other than the special cash dividend of $1.50 paid July 16, 2010. We have historically derived our expected volatility using a method that includes an analysis of companies within our industry sector, including UTI. We did not grant stock options during the years ended September 30, 2011 and 2010.

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

Stock-based compensation expense of $6.3 million, $5.9 million and $4.7 million (pre-tax) was recorded for the years ended September 30, 2011, 2010 and 2009, respectively. The tax benefit related to stock-based compensation recognized was $2.4 million, $2.3 million and $1.8 million in the years ended September 30, 2011, 2010 and 2009, respectively.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and receivables. As of September 30, 2011, we held cash and cash equivalents of $53.7 million and investments of $55.9 million invested in pre-funded municipal bonds, collateralized by escrowed-to-maturity U.S. treasury notes, certificates of deposit issued by financial institutions and corporate bonds.

We place our cash and cash equivalents with high quality financial institutions and limit the amount of credit exposure with any one financial institution. We mitigate the concentration risk of our investments by limiting the amount invested in any one issuer. We mitigate the risk associated with our investment in corporate bonds by requiring a minimum credit rating of A.

We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the U.S. Department of Education (ED) requirements. Approximately 75%, 73%, and 73% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the years ended September 30, 2011, 2010 and 2009, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation, placement on reimbursement status, or termination proceeding which could have a material adverse effect on our business.

If any of our institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students obtain access to federal student financial aid through an ED prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically apply the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds is from the financial aid program to the student, who then uses those funds to pay for a portion of the cost of their education. The receipt of financial aid funds reduces the student’s amounts due to us and has no impact on revenue recognition, as the transfer relates to the source of funding for the costs of education which may occur either through Title IV or other funds and resources available to the student.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, investments, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value at September 30, 2011 and 2010 due to the short-term nature of these instruments. Any transfers of investments between levels will occur at the end of the reporting period.

Comprehensive Income

We have no items which affect comprehensive income other than net income.

Start-up Costs

Costs related to the start-up of new campuses are expensed as incurred.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

3.	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance which simplifies how an entity tests goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for fiscal periods beginning after December 15, 2011, with early adoption permitted. We do not believe adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income. This guidance is effective for interim and fiscal periods beginning after December 15, 2011, with early adoption permitted. The adoption of this standard will not have a material impact our consolidated financial statements.

In May 2011, the FASB issued guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance will be effective for interim and fiscal periods beginning after December 15, 2011. We do not believe adoption of this guidance will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued guidance on the disclosure of supplemental pro forma information for business combinations. This guidance is effective for fiscal periods beginning after December 15, 2010. We will apply this guidance if we enter into an agreement that meets the requirements.

4.	Postemployment Benefits

We implemented a nationwide reduction in workforce and provided postemployment benefits to approximately 195 impacted employees in June 2011. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 to 9 months, with the final agreement expiring in March 2012.

The postemployment activity for the year ended September 30, 2011 is as follows:

	Liability Balance at September 30, 2010	Postemployment Benefit Charges	Cash Paid	Other Non-cash(1)	Liability Balance at September 30, 2011
Severance	$578	$4,169	$(3,250)	$(455)	$1,042
Other	20	626	(379)	(232)	35

Total	$598	$4,795	$(3,629)	$(687)	$1,077

(1)	Primarily relates to the expiration of benefits not used within the time offered under the agreement and non-cash severance.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

5.	Receivables, net

Receivables, net consist of the following:

	September 30,
	2011	2010
Tuition receivables	$14,587	$21,665
Other receivables	1,087	1,252

Receivables	15,674	22,917
Less allowance for uncollectible accounts	(4,469)	(3,664)

	$11,205	$19,253

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

The following table summarizes the activity for our allowance for uncollectible accounts during the year ended September 30:

	Balance at Beginning of Period	Additions to Bad Debt Expense	Write-offs of Uncollectible Accounts	Balance at End of Period
2011	$3,664	$8,279	$7,474	$4,469
2010	$3,316	$6,520	$6,172	$3,664
2009	$2,428	$6,732	$5,844	$3,316

6.	Investments

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

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2011 are as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Certificates of deposit due in less than 1 year	$8,103	$1	$—	$8,104
Certificates of deposit due in 1 — 2 years	5,830	—	—	5,830
Municipal bonds due in less than 1 year	26,227	1	(19)	26,209
Corporate bonds due in less than 1 year	15,722	—	(37)	15,685

	$55,882	$2	$(56)	$55,828

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

Amortized cost and estimated fair value for investments classified as held-to-maturity at September 30, 2010 are as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Certificates of deposit due in less than 1 year	$9,020	$1	$(3)	$9,018
Certificates of deposit due in 1 — 2 years	3,596	—	—	3,596
Municipal bonds due in less than 1 year	15,604	3	(5)	15,602
Corporate bonds due in less than 1 year	3,904	—	(5)	3,899

	$32,124	$4	$(13)	$32,115

Investments are exposed to various risks, including interest rate, market and credit risk and as a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the consolidated balance sheets and consolidated statements of income.

7.	Fair Value Measurements

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

Assets measured at fair value on a recurring basis consist of the following as of September 30, 2011:

		Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$39,811	$39,811	$—	$—
Certificates of deposit	13,934	13,934	—	—
Municipal bonds	26,209	—	26,209	—
Corporate bonds	15,685	15,685	—	—

Total assets at fair value on a recurring basis	$95,639	$69,430	$26,209	$—

Assets measured at fair value on a recurring basis consist of the following as of September 30, 2010:

		Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$40,552	$40,552	$—	$—
Certificates of deposit	12,614	$12,614	—	—
Municipal bonds	15,602	15,602	—	—
Corporate bonds	3,899	3,899	—	—

Total assets at fair value on a recurring basis	$72,667	$72,667	$—	$—

For the year ended September 30, 2011, we transferred approximately $26.2 million of Level 1 financial instruments into Level 2. This transfer was a result of the range of volume of trading activity in the open market associated with municipal bonds. We did not change our valuation techniques associated with recurring fair value measurements from prior periods.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

8.	Property and Equipment

Property and equipment, net consist of the following:

	Depreciable Lives (in years)	September 30,
		2011	2010
Land	—	$1,456	$1,456
Buildings and building improvements	35	13,675	13,269
Leasehold improvements	1 - 28	45,066	37,806
Training equipment	3 - 10	79,178	71,255
Office and computer equipment	3 - 10	40,518	38,397
Software developed for internal use	3 - 5	10,931	11,292
Curriculum development	5	18,466	14,726
Vehicles	5	909	726
Construction in progress	—	1,081	3,032

		211,280	191,959
Less accumulated depreciation and amortization		(110,903)	(92,919)

		$100,377	$99,040

Depreciation expense related to our property and equipment was $19.9 million, $18.4 million and $16.4 million for the years ended September 30, 2011, 2010 and 2009, respectively. Amortization expense related to curriculum development and software developed for internal use was $5.9 million, $2.4 million and $2.0 million for the years ended September 30, 2011, 2010 and 2009, respectively.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2011	2010
Accounts payable	$10,186	$9,147
Accrued compensation and benefits	18,350	35,854
Other accrued expenses	7,369	8,905

	$35,905	$53,906

10.	Income Taxes

The components of income tax expense are as follows:

	Year Ended September 30,
	2011	2010	2009
Current expense	$15,897	$21,993	$9,737
Deferred expense (benefit)	2,513	(3,542)	(2,165)

Total provision for income taxes	$18,410	$18,451	$7,572

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35.0% to pre-tax income for the year. The reasons for the differences are as follows:

	Year Ended September 30,
	2011	2010	2009
Income tax expense at statutory rate	$15,977	$16,548	$6,757
State income taxes, net of federal tax benefit	2,108	1,741	793
Other, net	325	162	22

Total income tax expense	$18,410	$18,451	$7,572

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets are as follows:

	September 30,
	2011	2010
Gross deferred tax assets:
Compensation not yet deductible for tax	$7,999	$9,546
Allowance for uncollectible accounts	1,743	1,429
Expenses and accruals not yet deductible	6,154	5,804
Deferred revenue	8,470	7,503
Net operating loss carryovers	184	364
State tax credit carryforwards	289	296
Valuation allowance	(110)	—

Total deferred tax assets, net	24,729	24,942

Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(7,431)	(6,837)
Depreciation and amortization of property and equipment	(11,012)	(9,075)
Prepaid expenses deductible for tax	(892)	(1,123)

Total deferred tax liabilities, net	(19,335)	(17,035)

Net deferred tax assets	$5,394	$7,907

The deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows:

	September 30,
	2011	2010
Current deferred tax assets, net	$7,837	$8,840
Noncurrent deferred tax liabilities, net	(2,443)	(933)

Net deferred tax assets	$5,394	$7,907

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

The following table summarizes the activity for the valuation allowance during the year ended September 30:

	Balance at Beginning of Period	Additions (reductions) to Income Tax Expense	Write-offs	Balance at End of Period
2011	$—	$110	$—	$110
2010	$300	$(230)	$(70)	$—
2009	$300	$—	$—	$300

As of September 30, 2011, we had approximately $0.5 million in deferred tax assets related to state net operating loss and credit carryforwards. These tax attributes will expire in the years 2012 through 2022. During the year ended September 30, 2011, we established a valuation allowance in the amount of $0.1 million related to the state net operating loss carry-forwards, as it is more likely than not that the net operating losses will expire unutilized.

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which these filings relate. Our tax returns for the years ended September 30, 2008 through September 30, 2010 remain subject to examination by the Internal Revenue Service and our tax returns for the years ended September 30, 2007 through September 30, 2010 remain subject to examinations by various state taxing authorities.

11.	Commitments and Contingencies

Operating Leases

We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Two of our campus properties are leased from a related party. Future minimum rental commitments at September 30, 2011 for all non-cancelable operating leases are as follows:

Years ending September 30,
2012	$26,335
2013	26,518
2014	26,313
2015	25,616
2016	24,324
Thereafter	109,467

$238,573

Rent expense for operating leases was approximately $28.6 million, $27.4 million and $27.6 million for the years ended September 30, 2011, 2010 and 2009, respectively.

Rent expense includes rent paid to related parties which was approximately $2.4 million, $2.3 million and $2.3 million for the years ended September 30, 2011, 2010 and 2009, respectively. Since 1991, certain of our properties have been leased from entities controlled by John C. White, the Chairman of our Board of Directors. A portion of the property comprising our Orlando location is occupied pursuant to a lease with the John C. and Cynthia L. White 1989 Family Trust, with the lease term expiring on August 19, 2022. The annual base lease

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

payments for the first year under this lease totaled approximately $0.3 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Another portion of the property comprising our Orlando location is occupied pursuant to a lease with Delegates LLC, an entity controlled by the White Family Trust, with the lease term expiring on August 19, 2022. The beneficiaries of this trust are Mr. White’s children, and the trustee of the trust is not related to Mr. White. Annual base lease payments for the first year under this lease totaled approximately $0.7 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. Additionally, since April 1994, we have leased two of our Phoenix properties under one lease from City Park LLC, a successor in interest of 2844 West Deer Valley LLC and in which the John C. and Cynthia L. White 1989 Family Trust holds a 25% interest. The lease expires on February 28, 2015, and the annual base lease payments for the first year under this lease, as amended, totaled approximately $0.5 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. We believe that the rental rates under these leases approximated fair market rental value of the properties at the time the lease agreements were negotiated.

Licensing Agreements

In 1997, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses and delivery of services on our campuses. The agreement was amended in March 2008. Under the terms of the amended license agreement, we are committed to pay royalties based upon a flat per student fee for students who elect and attend the licensed program. Minimum payments are required as follows: $0.6 million for calendar year 2010 and $0.7 million for calendar years 2011 and 2012. A license fee is also payable based upon a percentage of net sales related to the sale of any product which bears the licensed trademark. The royalty and license expenses related to this agreement were $0.6 million, $0.6 million and $0.5 million for the years ended September 30, 2011, 2010 and 2009, respectively, and were recorded in educational services and facilities expenses. In addition, we are required to pay a minimum marketing and advertising fee for which in return we receive the right to utilize certain advertising space in the licensor’s published periodicals. The required marketing and advertising fee is $0.9 million for calendar years 2010 through 2012. The marketing and advertising fees related to this agreement were $0.9 million, $0.9 million and $1.0 million for the years ended September 30, 2011, 2010 and 2009, respectively, and were recorded in selling, general and administrative expenses. The agreement expires December 31, 2012.

In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. The agreement was amended in November 2009. Under the terms of the amended agreement, we are required to pay a flat per student fee for each program a student completes. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than ninety days notification of intent to terminate. License fees related to this agreement were $1.5 million, $1.3 million and $1.2 million for the years ended September 30, 2011, 2010, and 2009, respectively, and were recorded in educational services and facilities expenses.

In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. We are committed to pay royalties based upon revenue and sponsorship revenue, as defined in the agreement, from July 1, 2007 through December 31, 2017, the expiration of the agreement. The agreement required a minimum royalty payment of $1.7 million in calendar year 2011. The minimum royalty payments increase by $0.05 million in each calendar year subsequent to 2010. The expense related to these agreements was $2.0 million, $2.0 million and $1.7 million in the years ended September 30, 2011, 2010 and 2009, respectively, and was recorded in educational services and facilities expenses.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

Vendor Relationships

We have an agreement with a vendor that allows us to purchase promotional tool kits for our students at a discount from the vendor’s list price. In addition, we earn credits that are redeemable for equipment from the vendor that we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant the vendor exclusive access to our campuses, to display advertising and to use their tools to train our students. Under the related agreement, which expires in April 2017, we are required to maintain a minimum balance of $1.0 million in credits earned on student purchases. The credits under this agreement may be redeemed for additional equipment at the full retail list price, which is more than we would be required to pay using cash. Upon termination of the agreement, we continue to earn credits relative to promotional tool kits we purchase or additional tools our active students purchase. We continue to earn these credits until a tool kit is provided to the last student eligible under the agreement.

Students are provided a voucher which can be redeemed for a tool kit near graduation. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool kit vouchers are provided. Our consolidated balance sheets include an accrued tool set liability of $4.7 million and $5.1 million at September 30, 2011 and 2010, respectively. Additionally, our liability to the vendor for vouchers redeemed by students was $1.8 million and $2.7 million at September 30, 2011 and 2010, respectively, and is included in accounts payable and accrued expenses in our consolidated balance sheets.

As we have opened new campuses, the vendor has historically advanced us credits for the purchase of tools or equipment to support our growth. A net prepaid expense with the vendor resulted from an excess of credits earned over credits used of $2.8 million and $1.3 million at September 30, 2011 and 2010, respectively.

Executive Employment Agreements

We have employment agreements with key executives that provide for continued salary payments and benefits if the executives are terminated for reasons other than cause or in the event of a change in control, as defined in the agreements. The aggregate amount of our commitments under these agreements is approximately $5.6 million at September 30, 2011.

Change in Control Agreements

We have severance agreements with other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in control. Under the terms of the agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements was approximately $7.1 million at September 30, 2011.

Deferred Compensation Plans

We have deferred compensation agreements with two of our employees, providing for the payment of deferred compensation to each employee in the event that the employee is no longer employed by us. Under each agreement, the employee shall receive an amount equal to the compensation the employee would have earned if the employee had repeated the employment performance of the prior twelve months. We will pay the deferred compensation in a lump sum or over the period in which the employee would typically have earned the compensation had the employee been actively employed, at our option. Our commitment under the deferred compensation agreements was approximately $0.5 million at September 30, 2011, and is included in other liabilities in our consolidated balance sheets.

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

We may make contributions at the discretion of our Board of Directors that will generally vest according to a five year vesting schedule. Distribution elections under the Plan may be for separation from service distribution or in-service distribution. We are not obligated to fund the Plan; however, we have purchased life insurance policies on the participants in order to fund the related benefits and such policies have been placed into a rabbi trust.

Our obligations under the Plan totaled $1.2 million and $0.2 million at September 30, 2011 and 2010, respectively, and are included in other liabilities while the cash surrender value of the life insurance policies totaled $1.3 million and $0.2 million at September 30, 2011 and 2010 respectively, and are included in other assets in our consolidated balance sheets.

Surety Bonds

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2011, the total face amount of these surety bonds was approximately $13.8 million.

Legal

In the ordinary conduct of our business, we are periodically subject to lawsuits, demands in arbitration, investigations, regulatory proceedings or other claims, including, but not limited to, claims involving current or former students, routine employment matters, business disputes and regulatory demands. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we would accrue a liability for the loss. When a loss is not both probable and estimable, we do not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, regulatory proceedings or other claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party, individually or in the aggregate, will have a material adverse effect on our business, cash flows, results of operations or financial condition.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $70.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. At September 30, 2011, we have purchased 3.4 million shares at an average price per share of $13.50 and a total cost of approximately $46.4 million under this program. We did not make any purchases during the years ended September 30, 2011 and 2010.

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

At September 30, 2011, 3.9 million shares of common stock were reserved for issuance under the 2003 Plan, of which 0.7 million shares are available for future grant.

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

The following table summarizes the operating expense line and the impact on net income in the consolidated statements of income in which stock-based compensation expense has been recorded:

	Year Ended September 30,
	2011	2010	2009
Educational services and facilities	$939	$685	$573
Selling, general and administrative	5,341	5,209	4,129

Total stock-based compensation expense	$6,280	$5,894	$4,702

Income tax benefit	$2,449	$2,299	$1,810

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

In determining our expected term, we have reviewed our historical share option exercise experience and determined it does not provide a reasonable basis upon which to estimate an expected term due to our limited historical award and exercise experience. For the year ended September 30, 2009, we applied the simplified method for calculating the expected term which is the weighted mid-point between vesting date and the expiration date of the stock option agreement. The stock options granted during the year ended September 30, 2009 vest 25% each year for four years and have a seven or ten-year life.

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

The following table summarizes the weighted average assumptions used for stock option grants made during the year ended September 30, 2009. We did not grant stock options during the years ended September 30, 2011 and 2010.

Year Ended September 30, 2009
Expected years until exercised	4.4
Risk-free interest rate	2.1%
Expected volatility	41.3%
Expected dividends	—

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

The following table summarizes stock option activity under the 2002 and 2003 Plans:

	Number of Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	1,365	$21.19	3.82	$4,102
Stock options exercised	(174)
Stock options expired or forfeited	(26)

Outstanding at September 30, 2011	1,165	$23.49	2.85	$566

Stock options exercisable at September 30, 2011	1,123	$23.88	2.83	$535
Stock options expected to vest at September 30, 2011	41	$13.15	3.28	$30

As of September 30, 2011, unrecognized stock compensation expense related to non-vested stock options was $0.2 million, which is expected to be recognized over a weighted average period of 0.8 years.

The total fair value of options which vested during the years ended September 30, 2011, 2010 and 2009 was $0.3 million, $1.1 million and $2.5 million, respectively. The aggregate intrinsic value in the preceding table is based on our closing stock price of $13.59 as of September 30, 2011. The aggregate intrinsic value represents the total intrinsic value that would have been received by the stock option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the years ended September 30, 2011, 2010 and 2009 was $2.5 million, $3.8 million and $0.8 million, respectively. The weighted-average grant-date per share fair value of options granted during the year ended September 30, 2009 was $4.17.

The amount of cash received and associated tax benefits for stock options exercised are summarized as follows:

	Year Ended September 30,
	2011	2010	2009
Cash received	$950	$3,775	$583
Tax benefits	$961	$1,473	$318

Restricted Stock

Our restricted stock awards are issued at fair market value which is determined by our closing prices of our stock on the grant date. The restrictions on these awards generally lapse ratably over a four or five year period based on the terms of the individual grant. The restrictions associated with our restricted stock awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

The following table summarizes restricted stock activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock outstanding at September 30, 2010	914	$17.50
Restricted stock awarded	606	$15.01
Restricted stock vested	(301)	$17.40
Restricted stock forfeited	(99)	$17.79

Nonvested restricted stock outstanding at September 30, 2011	1,120	$16.15

As of September 30, 2011, unrecognized stock compensation expense related to restricted stock awards was $16.0 million which is expected to be recognized over a weighted average period of 3.0 years.

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

The September 2010 grant included a measurement period of 36 months and the September 2009 grant included measurement periods of 12 months, 24 months and 36 months. We did not grant market shares during the year ended September 30, 2011. The market shares do not have voting rights or rights to dividends.

Compensation expense for the market shares is recognized over the requisite periods. All compensation expense for the grant will be recognized for participants who fulfill the requisite service period, regardless of whether the market condition for issuing shares is satisfied.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

The following table summarizes market share activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested market shares outstanding at September 30, 2010	99	$26.59
Market shares cancelled(1)	(8)	$26.01
Market shares vested	(9)	$19.64
Market shares forfeited(2)	(7)	$26.67

Nonvested market shares outstanding at September 30, 2011	75	$26.72

(1)	Relates to market shares assumed vested at the end of the prior year measurement period which did not actually vest on the subsequent settlement date.

(2)	Relates to employee terminations.

As of September 30, 2011, unrecognized stock compensation expense related to market shares was $1.0 million which is expected to be recognized over a weighted average period of 2.0 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan that allows eligible employees to purchase our common stock up to an aggregate of 0.3 million shares at semi-annual intervals through periodic payroll deductions. The number of shares of common stock issued under this plan was 0.02 million shares, 0.01 million shares and 0.02 million shares for the years ended September 30, 2011, 2010 and 2009, respectively. We received proceeds of $0.3 million, $0.3 million and $0.3 million in the years ended September 30, 2011, 2010 and 2009, respectively. Our plan provides for a market price discount of 5% and application of the market price discount to the closing stock price at the end of each offering period. In July 2010, the plan was amended to remove the requirement that cash dividends on stock credited to a participant’s account be automatically reinvested in additional shares of stock.

13.	Earnings per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the years ended September 30, 2011, 2010 and 2009, approximately 1.1 million shares, 0.6 million shares and 1.2 million shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share is as follows:

	Year Ended September 30,
	2011	2010	2009
	(In thousands)
Weighted average number of shares
Basic shares outstanding	24,427	24,041	24,246
Dilutive effect related to employee stock plans	313	470	381

Diluted shares outstanding	24,740	24,511	24,627

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

14.	Defined Contribution Employee Benefit Plan

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made matching contributions of approximately $1.8 million, $1.7 million and $1.3 million for the years ended September 30, 2011, 2010 and 2009, respectively.

15.	Segment Information

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

Summary information by reportable segment is as follows as of and for the years ended September 30:

	2011	2010	2009
Revenues
Postsecondary education	$443,510	$427,292	$351,544
Other	8,390	8,629	15,091

Consolidated	$451,900	$435,921	$366,635

Income (loss) from operations
Postsecondary education	$48,983	$49,559	$21,533
Other	(3,878)	(3,009)	(2,892)

Consolidated	$45,105	$46,550	$18,641

Depreciation and amortization
Postsecondary education	$24,265	$19,295	$16,844
Other	577	593	724

Consolidated	$24,842	$19,888	$17,568

Net income (loss)
Postsecondary education	$29,503	$30,561	$13,506
Other	(2,265)	(1,733)	(1,773)

Consolidated	$27,238	$28,828	$11,733

Goodwill
Postsecondary education	$20,579	$20,579	$20,579
Other	—	—	—

Consolidated	$20,579	$20,579	$20,579

Total assets
Postsecondary education	$263,391	$239,955	$219,054
Other	2,196	2,544	4,297

Consolidated	$265,587	$242,499	$223,351

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

16.	Government Regulation and Financial Aid

Our institutions are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, HEA, and the regulations promulgated thereunder by ED, subject the institutions to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA.

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. ED will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis.

State Authorization

Each of our institutions must be authorized by the applicable state education agency where the institution is located to operate and grant degrees, diplomas or certificates to its students. Our institutions are subject to extensive, ongoing regulation by each of these states. Additionally, our institutions are required to be authorized by the applicable state education agencies of certain other states in which our institutions recruit students. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.

Accreditation

Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Accrediting commissions primarily examine the academic quality of the institution’s instructional programs, and a grant of accreditation is generally viewed as confirmation that the institution’s programs meet generally accepted academic standards. Accrediting commissions also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources necessary to perform its educational mission.

Accreditation by an ED recognized commission is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (ACCSC), an accrediting commission recognized by ED.

An accrediting commission may place an institution on reporting status to monitor one or more specified areas of performance in relation to the accreditation standards. An institution placed on reporting status is required to report periodically to the accrediting commission on that institution’s performance in the area or areas specified by the commission.

Regulation of Federal Student Financial Aid Programs

Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the HEA approximately every five to six years and the last reauthorization took place in 2008. Significant factors relating to Title IV Programs that could adversely affect us include the following:

90/10 Rule

A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The loss of such eligibility would begin on the first day following the conclusion of the second

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. During the years ended September 30, 2011, 2010 and 2009, approximately 75%, 73% and 73% respectively, of our revenues, on a cash basis, were indirectly derived from funds distributed under Title IV Programs.

Federal Student Loan Defaults

To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. An institution whose cohort default rate is 25% or more for three consecutive federal fiscal years (FFYs) or 40% for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs.

Financial Responsibility Standards

All institutions participating in Title IV Programs must satisfy specific ED standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change of control of the institution.

The institution’s financial responsibility is measured by its composite score which is calculated by ED based on (i) the equity ratio which measures the institution’s capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and (iii) the net income ratio which measures the institution’s ability to operate at a profit. An institution that does not meet ED’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the ED in an amount equal to at least 50% of the Title IV Program funds received by the institution during its most recently completed fiscal year and possibly accepting other conditions on its participation in the Title IV Programs.

ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. Our composite score has exceeded the required minimum composite score of 1.5 for each of our fiscal years since 2004.

Return of Title IV Funds

An institution participating in Title IV Programs must calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw from their educational programs before completing them. The institution must return those unearned funds to ED or the appropriate lending institution in a timely manner, which is generally within 45 days from the date the institution determines that the student has withdrawn. If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program funds that should have been returned in the previous fiscal year.

Because we operate in a highly regulated industry, we, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions, or common law causes of action.

There can be no assurance that other regulatory agencies or third parties will not undertake investigations or make claims against us, or that such claims, if made, will not have a material adverse effect on our business, cash flows, results of operations or financial condition.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

17.	Quarterly Financial Summary (Unaudited)

Year ended September 30, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$117,447	$114,161	$108,934	$111,358	$451,900
Income from operations	$16,853	$11,390	$6,706	$10,156	$45,105
Net income	$10,256	$6,995	$4,036	$5,951	$27,238
Income per share:
Basic	$0.42	$0.29	$0.16	$0.24	$1.12
Diluted	$0.42	$0.28	$0.16	$0.24	$1.10

Year ended September 30, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$103,522	$105,631	$107,525	$119,243	$435,921
Income from operations	$15,056	$9,884	$9,857	$11,753	$46,550
Net income	$9,280	$6,046	$6,286	$7,216	$28,828
Income per share:
Basic	$0.39	$0.25	$0.26	$0.30	$1.20
Diluted	$0.38	$0.25	$0.25	$0.29	$1.18

The summation of quarterly per share information does not equal amounts for the full year as quarterly calculations are performed on a discrete basis. Additionally, securities may have had an anti-dilutive effect during individual quarters but not for the full year.