Form 10-Q/A
period 2011-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2012-02-02
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the quarterly report on Form 10-Q of Universal Technical Institute, Inc. (the “Company”) for the quarterly period ended March 31, 2011 (the “Original Report”), filed with the Securities and Exchange Commission on May 4, 2011. This Amendment No. 1 is being filed to include Item 5 of Part II of Form 10-Q to provide information concerning the Board’s determination of the frequency with which the Company will hold a non-binding shareholder advisory vote to approve the Company’s compensation of its named executive officers in the Company’s proxy materials that was required to be disclosed in a Current Report on Form 8-K but was not reported.

Other than the foregoing and the recently-dated certifications of the Company, as required by Rule 12b-15 under the Securities Exchange Act of 1934, no other changes have been made to the Company’s Original Report.  This Amendment No. 1 continues to speak as of the period ending date in the Original Report of the Form 10-Q and does not reflect events occurring after the filing of the Original Report.

PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION.

On February 23, 2011 at the 2011 Annual Meeting of Stockholders (the “Annual Meeting”), the stockholders of the Company, by a plurality, had voted and approved a three-year frequency for the advisory vote on the compensation of the named executive officers as disclosed in the proxy materials (a “say-on-pay vote”). Immediately after the Annual Meeting, the Company’s Board of Directors determined that the Company will follow the stockholders advisory vote recommendation and hold its say-on-pay vote every three years. The Company will, therefore, hold a non-binding shareholder advisory vote on the frequency with which the Company should hold future say-on-pay votes in 2014.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.
Dated: February 2, 2012	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

3