Form 10-Q
period 2011-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2012-02-03
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At January 26, 2012, there were 29,901,703 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

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

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (“SEC”). The Form 10-K that we filed with the SEC on November 30, 2011 listed various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended. Readers can find them under the heading “Risk Factors” in the Form 10-K and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,
	December 31,	September 30,
	2011	2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$51,067	$53,670
Investments, current portion	53,872	50,052
Receivables, net	10,644	11,205
Deferred tax assets	6,293	7,837
Prepaid expenses and other current assets	12,810	10,709

Total current assets	134,686	133,473
Investments, less current portion	8,095	5,830
Property and equipment, net	95,091	100,377
Goodwill	20,579	20,579
Other assets	5,660	5,328

Total assets	$264,111	$265,587

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,200	$35,905
Deferred revenue	54,092	61,394
Accrued tool sets	4,632	4,723
Income tax payable	1,887	2,032
Other current liabilities	635	642

Total current liabilities	98,446	104,696
Deferred tax liabilities	1,141	2,443
Deferred rent liability	12,162	11,799
Other liabilities	5,040	4,534

Total liabilities	116,789	123,472

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,887,257 shares issued and 24,699,930 shares outstanding at December 31, 2011 and 29,560,276 shares issued and 24,690,050 shares outstanding at September 30, 2011	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	163,233	156,497
Treasury stock, at cost, 5,187,327 shares at December 31, 2011 and 4,870,226 at September 30, 2011 (Note 9)	(82,075)	(76,506)
Retained earnings	66,161	62,121

Total shareholders’ equity	147,322	142,115

Total liabilities and shareholders’ equity	$264,111	$265,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
	(In thousands, except per
	share amounts)
Revenues	$106,427	$117,447

Operating expenses:
Educational services and facilities	51,691	53,836
Selling, general and administrative	48,170	46,758

Total operating expenses	99,861	100,594

Income from operations	6,566	16,853

Other income (expense):
Interest income, net	92	88
Other income	153	130

Total other income	245	218

Income before income taxes	6,811	17,071

Income tax expense	2,771	6,815

Net income	$4,040	$10,256

Basic net income per share	$0.16	$0.42

Diluted net income per share	$0.16	$0.42

Weighted average number of common shares outstanding:
Basic	24,693	24,282

Diluted	24,802	24,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2011	29,560	$3	$156,497	4,870	$(76,506)	$62,121	$142,115
Net income	—	—	—	—	—	4,040	4,040
Issuance of common stock under employee plans	14	—	—	—	—	—	—
Shares withheld for payroll taxes	313	—	5,515	317	(5,569)	—	(54)
Tax charge from employee stock plans	—	—	(461)	—	—	—	(461)
Stock-based compensation	—	—	1,682	—	—	—	1,682

Balance at December 31, 2011	29,887	$3	$163,233	5,187	$(82,075)	$66,161	$147,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$4,040	$10,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,293	6,082
Amortization of held-to-maturity investments	537	217
Bad debt expense	2,533	2,283
Stock-based compensation	1,682	1,710
Excess tax benefit from stock-based compensation	—	(4)
Deferred income taxes	(219)	1,507
Loss on disposal of property and equipment	23	139
Changes in assets and liabilities:
Receivables	(1,972)	2,548
Prepaid expenses and other current assets	(2,121)	(991)
Other assets	(333)	(549)
Accounts payable and accrued expenses	2,137	(11,895)
Deferred revenue	(7,302)	(5,486)
Income tax payable	(145)	5,035
Accrued tool sets and other current liabilities	(98)	106
Deferred rent liability	363	489
Other liabilities	153	297

Net cash provided by operating activities	5,571	11,744

Cash flows from investing activities:
Purchase of property and equipment	(1,498)	(6,448)
Purchase of investments	(16,770)	(3,454)
Proceeds received upon maturity of investments	10,148	7,669

Net cash used in investing activities	(8,120)	(2,233)

Cash flows from financing activities:
Payment of payroll taxes on stock-based compensation through shares withheld	(54)	(89)
Proceeds from issuance of common stock under employee plans	—	61
Excess tax benefit from stock-based compensation	—	4

Net cash used in financing activities	(54)	(24)

Net (decrease) increase in cash and cash equivalents	(2,603)	9,487
Cash and cash equivalents, beginning of period	53,670	48,974

Cash and cash equivalents, end of period	$51,067	$58,461

Supplemental disclosure of cash flow information:
Taxes paid	$3,137	$272

Training equipment obtained in exchange for services	$602	$443

Change in accrued capital expenditures during the period	$842	$164

Capitalized stock-based compensation	$—	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

1. Nature of the Business

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time student enrollment and graduates. We offer undergraduate degree, diploma and certificate programs at 11 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute and NASCAR Technical Institute. We also offer manufacturer-specific training programs including student paid electives at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K filed with the SEC on November 30, 2011.

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

We have no items which affect comprehensive income other than net income.

3. Investments

We invest in pre-funded municipal bonds which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties and other governmental entities, which earn interest that is exempt from federal income taxes. Additionally, we invest in

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

certificates of deposit issued by financial institutions and corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intent to hold our investments until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost.

The amortized cost and estimated fair market value for investments classified as held-to-maturity at December 31, 2011 are as follows:

	September 30,	September 30,	September 30,	September 30,
				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Municipal bonds due in less than 1 year	$32,526	$2	$(12)	$32,516
Corporate bonds due in less than 1 year	12,853	—	(16)	12,837
Certificates of deposit due in less than 1 year	8,493	1	—	8,494
Certificates of deposit due in 1- 2 years	8,095	—	—	8,095

	$61,967	$3	$(28)	$61,942

The amortized cost and estimated fair market value for investments classified as held-to-maturity at September 30, 2011 are as follows:

	September 30,	September 30,	September 30,	September 30,
				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Municipal bonds due in less than 1 year	$26,227	$1	$(19)	$26,209
Corporate bonds due in less than 1 year	15,722	—	(37)	15,685
Certificates of deposit due in less than 1 year	8,103	1	—	8,104
Certificates of deposit due in 1- 2 years	5,830	—	—	5,830

	$55,882	$2	$(56)	$55,828

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

The fair value of our money market mutual funds, municipal bonds and certificates of deposit which are classified within cash and cash equivalents and investments in our consolidated balance sheet as of December 31, 2011 was:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Money market funds	$38,049	$38,049	$—	$—
Certificates of deposit	16,589	16,589	—	—
Corporate bonds	12,837	12,837	—	—
Municipal bonds	32,516	—	32,516	—

Total assets at fair value on a recurring basis	$99,991	$67,475	$32,516	$—

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

The fair value of our money market mutual funds, municipal bonds and certificates of deposit which are classified within cash and cash equivalents and investments in our consolidated balance sheet as of September 30, 2011 was:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Money market funds	$39,811	$39,811	$—	$—
Certificates of deposit	13,934	13,934	—	—
Corporate bonds	15,685	15,685	—	—
Municipal bonds	26,209	—	26,209	—

Total assets at fair value on a recurring basis	$95,639	$69,430	$26,209	$—

5. Earnings per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months ended December 31, 2011 and 2010, 1,528,326 shares and 1,043,918 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share is as follows:

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
	(In thousands)
Weighted average number of shares
Basic shares outstanding	24,693	24,282
Dilutive effect related to employee stock plans	109	303

Diluted shares outstanding	24,802	24,585

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

6. Property and Equipment, net

Property and equipment, net consist of the following:

	September 30,	September 30,	September 30,
	Depreciable	December 31,	September 30,
	Lives (in years)	2011	2011

Land	—	$1,456	$1,456
Building and building improvements	35	13,680	13,675
Leasehold improvements	1-28	45,368	45,066
Training equipment	3-10	79,864	79,178
Office and computer equipment	3-10	40,632	40,518
Software developed for internal use	3-5	10,931	10,931
Curriculum development	5	18,704	18,466
Vehicles	5	915	909
Construction in progress	—	732	1,081

		212,282	211,280
Less accumulated depreciation and amortization		(117,191)	(110,903)

		$95,091	$100,377

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	September 30,
	December 31,	September 30,
	2011	2011
Accounts payable	$7,585	$10,186
Accrued compensation and benefits	19,798	18,350
Other accrued expenses	9,817	7,369

	$37,200	$35,905

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

Student Funding

We have recently received clarification from a non-Title IV federal funding agency regarding the rules and policies for its programs through which students receive educational funding. As a result, we have identified that we have received cash in excess of the funding for which our students are eligible. We believe it is probable that we will be required to return the excess funds to this funding agency. At December 31, 2011, we have estimated our obligation is $3.6 million which is included in current liabilities in our condensed consolidated balance sheet. Our results of operations for the three months ended December 31, 2011 include a pre-tax charge of $1.3 million ($0.8 million after tax); $0.3 million ($0.2 million after tax) as a reduction to revenue and $1.0 million ($0.6 million after tax) in bad debt expense. Of this charge, $0.8 million pre tax ($0.5 million after tax) arising from processing issues should have been recognized during prior periods. Our results of operations for the twelve months ended September 30, 2011 included a pre-tax charge of $1.1 million ($0.7 million after tax) in bad debt expense. Of this charge, $0.2 million pre-tax ($0.1 million after tax) arising from processing issues should have been recognized during prior periods. We determined that the impact of the adjustments that should have been recorded in prior periods was immaterial to our results of operations for the applicable interim and annual periods during the years ended September 30, 2010 and 2011. Management believes that the impact of adjustments recorded in the three months ended December 31, 2011 related to prior periods are not material to our expected results of operations for the twelve months ended September 30, 2012.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.3 million and $0.2 million during the three months ended December 31, 2011 and 2010, respectively. Since loan collectability is not reasonably assured, the loans cannot be recorded as assets under GAAP, and therefore the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets. Our presentation will be reevaluated when sufficient collection history has been obtained.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

The following table summarizes the impact of the proprietary loan program on our tuition revenue and interest income during the period as well as on a cumulative basis at the end of each period in our condensed consolidated income statements. Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period and amounts written-off represent amounts which have been turned over to third party collectors.

	September 30,	September 30,	September 30,
	Three Months Ended
	December 31,		Inception
	2011	2010	to date

Tuition and interest income excluded	$3,232	$2,360	$33,017
Amounts collected and recognized	(321)	(142)	(1,492)
Amounts written-off	(2,799)	(1,748)	(11,147)

Aggregate amount excluded during the period	$112	$470	$20,378

Our Board of Directors authorized the extension of up to an aggregate of $40.0 million of credit under our proprietary loan program. At December 31, 2011, we had committed to provide loans to our students for approximately $38.7 million. We monitor the aggregate amount approved under this program and may make changes in future periods.

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not reflected in our consolidated balance sheets:

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
Balance at beginning of period	$26,863	$23,301
Loans extended	4,822	2,114
Interest accrued	625	527
Amounts collected and recognized	(321)	(142)
Amounts written off	(2,799)	(1,748)

Balance at end of period	$29,190	$24,052

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

Treasury Stock

Our Condensed Consolidated Balance Sheet as of December 31, 2011 and our Condensed Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2011 include a reclassification of $5.5 million and 313,015 shares from common stock and additional paid-in capital to treasury stock. The reclassification relates to the presentation of shares withheld for taxes upon the lapse of restrictions on certain stock-based compensation. Beginning in 2007, we accounted for such shares as if they were returned to the pool of issuable shares under our 2003 Incentive Compensation Plan. Based on further consideration, we concluded it was more appropriate to reflect such shares as treasury shares. We determined that the impact of the out-of-period adjustment was immaterial to our financial statements for the applicable interim and annual periods during the years ended September 30, 2007, 2008, 2009, 2010 and 2011. As a result, we have not restated any prior period amounts.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. This share repurchase plan replaces the two existing share repurchase plans, of which there was an aggregate $23.7 million remaining. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not make any purchases during the three months ended December 31, 2011.

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

Summary information by reportable segment is as follows:

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010

Revenues
Postsecondary education	$104,153	$115,454
Other	2,274	1,993

Consolidated	$106,427	$117,447

Income (loss) from operations
Postsecondary education	$7,051	$17,616
Other	(485)	(763)

Consolidated	$6,566	$16,853

Depreciation and amortization
Postsecondary education	$6,172	$5,946
Other	121	136

Consolidated	$6,293	$6,082

Net income (loss)
Postsecondary education	$4,311	$10,695
Other	(271)	(439)

Consolidated	$4,040	$10,256

Goodwill
Postsecondary education	$20,579	$20,579
Other	—	—

Consolidated	$20,579	$20,579

Total assets
Postsecondary education	$261,701	$240,431
Other	2,410	2,348

Consolidated	$264,111	$242,779

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

11. Government Regulation and Financial Aid

In May 2011, the Department of Education (ED) announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Opportunity Act of 2008 (HEOA). In October 2011, ED requested nominations for individual negotiators for two negotiation teams to address teacher preparation and post-disbursement student loan issues. These negotiations began in January 2012 and are expected to conclude in April 2012. The initial meetings have been primarily concerned with setting the agenda items for the negotiated rulemaking and developing the process for the negotiations.

In December 2011, Congress passed the federal fiscal year 2012 budget, which included the nine remaining appropriations bills needed to fund the federal government for the remainder of the 2012 federal fiscal year. The Consolidated Appropriations Act of 2012 (Appropriations Act), which the President signed on December 23, 2011, includes award year 2012-2013 funding levels for Title IV Programs and maintains the maximum Federal Pell Grant for the 2012-2013 award year by cutting spending on the other student aid programs and placing new restrictions on eligibility. In addition, the Appropriations Act reduces the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution, which will have the result of reducing the number of students eligible for the maximum Federal Pell Grant. Furthermore, the Appropriations Act eliminates the bump-up for students whose calculated award is at least 5% of the maximum Pell Grant but less than 10%. The Appropriations Act also makes several non-Pell Grant related changes to the Title IV Program requirements. Ability-to-benefit options for establishing general student eligibility for Title IV Program funds are eliminated for students who first enroll in a program of study on or after July 1, 2012, which will have the effect of requiring students to have a high school diploma or its recognized equivalent, or to have been home schooled, to be eligible to receive Title IV Program funds.

On December 12, 2011, we received a request from the Ranking Member of the U.S. House of Representatives Committee on Oversight and Government Reform, requesting copies of compensation agreements for our senior executives. We believe that a substantial portion of the information requested is included in our annual reports on Form 10-K and in our definitive information statements on Schedule 14A, all of which are publicly available. We have submitted any necessary additional information.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the Consumer Financial Protection Bureau (CFPB). In January 2012, President Obama appointed the first director of the CFPB and we anticipate that CFPB activity will increase in the coming months as a result. The CFPB is tasked with supervising large banks and certain other types of nonbank financial companies, including alternative loan providers, for compliance with federal consumer financial protection laws.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2011 Annual Report on Form 10-K filed with the SEC on November 30, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our Form 10-K and included in Part II, Item IA of this report.

2012 Overview

Operations

Our average undergraduate full-time student enrollment declined 10.7% to approximately 18,300 students for the three months ended December 31, 2011, resulting in a decline in revenues of 9.4% when compared to the three months ended December 31, 2010. Our revenues for the three months ended December 31, 2011 were $106.4 million, a decrease of $11.0 million from the prior year, and excluded $2.6 million of tuition related to students participating in our proprietary loan program. Our net income for the three months ended December 31, 2011 was $4.0 million, a decrease of $6.2 million from the prior year. The decline is primarily related to lower revenues and an increase in advertising expense, partially offset by overall cost saving efforts in anticipation of lower average student populations in 2012. Our cost savings effort is meeting our expectations and we will continue to focus on efficiencies and managing costs throughout the remainder of the year.

Our operating results were impacted by an increase in advertising expenses of $2.5 million for the three months ended December 31, 2011. We increased our spending on a variety of media to improve the quality of inquiries during a historically challenging quarter for inquiry generation. For the three months ended December 31, 2011, the number of inquiries declined slightly as compared to the three months ended December 31, 2010, but the investment in advertising expense yielded higher quality inquiries in the current year. We anticipate advertising expense to continue to increase in the second and third quarters of 2012, as compared to the same periods in 2011, in order to meet both the quantity and quality inquiry needs to develop student starts for the remainder of the year.

We have recently received clarification from a non-Title IV federal funding agency regarding the rules and policies for its programs through which students receive educational funding. As a result, we have identified that we have received cash in excess of the funding for which our students are eligible. We believe it is probable that we will be required to return the excess funds to this funding agency. At December 31, 2011, we have estimated our obligation is $3.6 million which is included in current liabilities in our condensed consolidated balance sheet. Our results of operations for the three months ended December 31, 2011 include a pre-tax charge of $1.3 million ($0.8 million after tax); $0.3 million ($0.2 million after tax) as a reduction to revenue and $1.0 million ($0.6 million after tax) in bad debt expense. Of this charge, $0.8 million pre tax ($0.5 million after tax) arising from processing issues should have been recognized during prior periods. Our results of operations for the twelve months ended September 30, 2011 included a pre-tax charge of $1.1 million ($0.7 million after tax) in bad debt expense. Of this charge, $0.2 million pre-tax ($0.1 million after tax) arising from processing issues should have been recognized during prior periods. We determined that the impact of the adjustments that should have been recorded in prior periods was immaterial to our results of operations for the applicable interim and annual periods during the years ended September 30, 2010 and 2011. Management believes that the impact of adjustments recorded in the three months ended December 31, 2011 related to prior periods are not material to our expected results of operations for the twelve months ended September 30, 2012.

We started approximately 3,300 students during the three months ended December 31, 2011, which is consistent with the three months ended December 31, 2010. The rate of decline in applications and new student starts continued to slow during the three months ended December 31, 2011.

For the remainder of 2012, we expect to continue to be impacted by the macro-economic headwinds, continued pressure on program affordability and our lower student populations as we entered the year. The rate of decline improved for both applications and new student starts during the first quarter. We expect new student starts will decline year over year during our second quarter before they potentially turn positive in the second half of the year. We also expect to see variability in new student starts among quarters. Furthermore, we continue to expect average student populations for the full year to decline, resulting in a mid to high single digit decline in revenue in 2012 and an overall decline in operating margins compared to 2011. Given these trends and the higher fixed component in our admissions cost structure as a result of regulatory changes, we are focused on efficiencies and managing costs.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. This share repurchase plan replaces the two existing share repurchase plans, of which there was an aggregate $23.7 million remaining. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not make any purchases during the three months ended December 31, 2011.

Graduate Employment

Our graduate employment rate continues to be under pressure in our marine, motorcycle and collision programs; however, we experienced slight improvement in the motorcycle rates as a result of our investment in this area. Our consolidated employment rate for 2011 graduates during the three months ended December 31, 2011 is consistent with the rate for the 2010 graduates during the three months ended December 31, 2010.

Regulatory Environment

In May 2011, ED announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the HEOA. In October 2011, ED requested nominations for individual negotiators for two negotiation teams to address teacher preparation and post-disbursement student loan issues. These negotiations began in January 2012 and are expected to conclude in April 2012. The initial meetings have been primarily concerned with setting the agenda items for the negotiated rulemaking and developing the process for the negotiations. Certain topics may impact our gainful employment metrics. While it is too early in the process to determine any potential changes to current rules or what, if any, new rules may be adopted, we will monitor the negotiated rulemaking and take actions we believe appropriate to respond to final rules.

In December 2011, Congress passed the federal fiscal year 2012 budget, which included the nine remaining appropriations bills needed to fund the federal government for the remainder of the federal fiscal year 2012. The Consolidated Appropriations Act of 2012 (Appropriations Act), which the President signed on December 23, 2011, includes award year 2012-13 funding levels for Title IV Programs and maintains a $5,550 maximum Federal Pell Grant for the 2012-2013 award year by cutting spending on the other student aid programs and placing new restrictions on eligibility. Additionally, the Appropriations Act reduces from $32,000 to $23,000 the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution, which will have the result of reducing the number of students eligible for the maximum Federal Pell Grant. Furthermore, the Appropriations Act eliminates the bump-up for students whose calculated award is at least 5% of the maximum Pell Grant but less than 10%. The Appropriations Act also makes several non-Pell Grant related changes to the Title IV Program requirements. Ability-to-benefit (ATB) options for establishing general student eligibility for Title IV Program funds are eliminated for students who first enroll in a program of study on or after July 1, 2012, which will have the effect of requiring students to have a high school diploma or its recognized equivalent, or to have been home schooled, to be eligible to receive Title IV Program funds. We anticipate that certain of our students may be eligible for less Title IV funding, or may be ineligible for Title IV funding, as a result of the changes. This may increase demand for our proprietary loan program or other private alternative loans and our student population may decline if students cannot obtain sufficient funding or are unwilling to take on additional debt.

On December 12, 2011, we received a request from the Ranking Member of the U.S. House of Representatives Committee on Oversight and Government Reform, requesting copies of compensation agreements for our senior executives. Separately, the Ranking Member announced that similar letters were sent to 13 for-profit schools as part of an effort to determine if the compensation of senior executives is appropriately tied to the performance of the students educated by the schools. As a publicly-traded company, we report detailed information about executive compensation in our filings with the Securities and Exchange Commission, including in the exhibits to our annual reports on Form 10-K and in our definitive information statements on Schedule 14A, all of which are publicly available. We believe that a substantial portion of the information requested is included in these filings. We have submitted any necessary additional information.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the Consumer Financial Protection Bureau (CFPB). In January 2012, President Obama appointed the first director of the CFPB and we anticipate that CFPB activity will begin to increase as a result. The CFPB is tasked with supervising large banks and certain other types of nonbank financial companies, including alternative loan providers, for compliance with federal consumer financial protection laws. It is possible that our proprietary loan program will be subject to such supervision. We will continue to monitor the activities of the CFPB for any impact on us.

Automotive Technology and Diesel Technology II

We began offering our Automotive Technology and Diesel Technology II curricula at the Dallas/Fort Worth, Texas campus in June 2010. We are currently on track to integrate the new curricula at our Avondale, Arizona campus this year.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010

Revenues	100.0%	100.0%

Operating expenses:
Educational services and facilities	48.6%	45.9%
Selling, general and administrative	45.2%	39.8%

Total operating expenses	93.8%	85.7%

Income from operations	6.2%	14.3%

Interest income, net	0.1%	0.1%
Other income	0.1%	0.1%

Total other income	0.2%	0.2%

Income before income taxes	6.4%	14.5%
Income tax expense	2.6%	5.8%

Net income	3.8%	8.7%

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months ended December 31, 2011 were $13.2 million, as compared to $23.3 million for the three months ended December 31, 2010.

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

EBITDA reconciles to net income as follows:

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
	(In thousands)
Net income	$4,040	$10,256
Interest income, net	(92)	(88)
Income tax expense	2,771	6,815
Depreciation and amortization	6,523	6,290

EBITDA	$13,242	$23,273

Return on equity for the trailing four quarters ended December 31, 2011 was 15.6% compared to 21.4% for the trailing four quarters ended September 30, 2011. Return on equity is calculated as the sum of net income for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters.

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

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010

Average undergraduate full-time student enrollment	18,300	20,400
Total seats available	29,400	28,600
Average capacity utilization	62.2%	71.3%

We continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenues. Our revenues for the three months ended December 31, 2011 were $106.4 million, representing a decrease of $11.0 million, or 9.4%, as compared to revenues of $117.4 million for the three months ended December 31, 2010. This decrease was a result of a decrease in the average undergraduate full-time student enrollment of 10.7% as well as one less earnings day in the current period which resulted in a decrease of $1.7 million, offset by tuition rate increases between 4% and 7%, depending on the program. Our revenues for the three months ended December 31, 2011 and 2010 excluded $2.6 million and $1.8 million, respectively, of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenues as payments are received from the students participating in this program. We recognized $0.3 million and $0.1 million of revenues and interest under the program during the three months ended December 31, 2011 and 2010, respectively.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2011 were $51.7 million, a decrease of $2.1 million as compared to $53.8 million for the three months ended December 31, 2010.

The following table sets forth the significant components of our educational services and facilities expenses:

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
	(In thousands)
Salaries expense	$22,208	$23,761
Employee benefits and tax	4,288	3,829
Bonus expense	1,093	609
Stock-based compensation	276	247

Compensation and related costs	27,865	28,446

Occupancy costs	9,181	9,089
Other educational services and facilities expense	5,002	5,588
Depreciation expense	4,839	4,547
Tools and training aids expense	2,416	3,329
Supplies and maintenance	2,388	2,837

	$51,691	$53,836

Tools and training aids expense and supplies and maintenance decreased a combined $1.4 million during the three months ended December 31, 2011. The decrease was primarily due to our lower average undergraduate full-time student enrollments during the current period as well as cost savings efforts in anticipation of lower average student populations for 2012.

Compensation and related costs decreased $0.6 million during the three months ended December 31, 2011. The decrease is primarily attributable to the reduction in workforce in June 2011 which was completed to align our cost structure with our projected future student population, partially offset by an increase in self-insurance claims. We anticipate our compensation and related costs will decrease for the year ending September 30, 2012 as compared to the year ended September 30, 2011.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2011 were $48.2 million, representing an increase of $1.4 million as compared to $46.8 million for the three months ended December 31, 2010.

The following table sets forth the significant components of our selling, general and administrative expenses:

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
	(In thousands)
Salaries expense	$17,968	$16,480
Employee benefits and tax	4,052	3,284
Bonus expense	2,593	4,248
Stock-based compensation	1,406	1,463

Compensation and related costs	26,019	25,475

Advertising expense	10,499	8,029
Other selling, general and administrative expenses	5,626	6,830
Bad debt expense	2,533	2,283
Depreciation expense	1,682	1,740
Contract services expense	1,215	1,335
Occupancy costs	596	1,066

	$48,170	$46,758

Advertising expense increased $2.5 million for the three months ended December 31, 2011 primarily due to our spending on various media, including television, internet, magazine, and inquiry generation programs, our continued investment in local markets and an overall shift in strategy to generate higher quality inquiries.

Compensation and related costs increased $0.5 million during the three months ended December 31, 2011. The increase is primarily due to modifications made to our compensation plans in response to the new regulations that became effective July 1, 2011, which resulted in an additional $3.1 million in salary expense for our admissions teams, offset by a decrease in bonus expense. We anticipate our compensation and related costs will increase for the year ending September 30, 2012 as compared to the year ended September 30, 2011 as a result of the changes to our compensation plans.

Income taxes. Our provision for income taxes for the three months ended December 30, 2011 was $2.8 million, or 40.7% of pre-tax income. Our provision for income taxes for the three months ended December 31, 2010 was $6.8 million, or 39.9% of pre-tax income. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our existing operations through the next 12 months.

We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses, as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions and other potential uses of cash. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $104.9 million at December 31, 2011.

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

Operating Activities

Our net cash provided by operating activities was $5.6 million and $11.7 million for the three months ended December 31, 2011 and December 31, 2010, respectively. The decrease was primarily attributable to the decline in net income and changes in our operating assets and liabilities.

For the three months ended December 31, 2011, changes in our operating assets and liabilities resulted in cash outflows of $9.3 million and were primarily attributable to changes in deferred revenue, receivables, prepaid expenses and other current assets and accounts payable and other accrued expenses.

The decrease in deferred revenue resulted in cash used of $7.3 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at December 31, 2011 compared to September 30, 2011.

The increase in receivables and accounts payable and accrued expenses is primarily due to the increase in the estimated reserve related to the clarification from the non-Title IV funding agency discussed previously in this document.

The increase in prepaid expenses and other current assets resulted in cash used of $2.1 million. The increase is primarily related to our prepaid insurance plans.

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

Investing Activities

For the three months ended December 31, 2011, cash used in investing activities was $8.1 million and was primarily related to our purchases of investments of $16.8 million and cash inflows of $10.1 million from proceeds received upon maturity of investments. We had cash outflows of $1.5 million related to new and replacement training equipment for our ongoing operations.

During the three months ended December 31, 2010, cash used in investing activities was $2.2 million and was primarily related to our investment in our Automotive Technology and Diesel Technology II program curricula as well as new and replacement training equipment for our ongoing operations and purchases of investments. We had cash inflows from proceeds received upon maturity of investments.

Financing Activities

During the three months ended December 31, 2011 and 2010, cash provided by financing activities was primarily attributable to activity in our stock-based compensation plans.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2011 Annual Report on Form 10-K, filed with the SEC on November 30, 2011. During the three months ended December 31, 2011, there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our 2011 Annual Report on Form 10-K, filed with the SEC on November 30, 2011. During the three months ended December 31, 2011, there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our market risk since September 30, 2011. For a discussion of our exposure to market risk, refer to our 2011 Annual Report on Form 10-K, filed with the SEC on November 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our Annual Report on Form 10-K filed with the SEC on November 30, 2011, which could materially affect our business, financial condition or operating results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the purchase of equity securities for the three months ended December 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

	September 30,	September 30,	September 30,	September 30,
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands) (2)
October 2011	—		—	$23,660
November 2011	1,156		—	$23,660
December 2011	2,930		—	$25,000

Total	4,086		—	$25,000

(1)

Represents shares of common stock withheld by us as payment of taxes on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan.

(2)

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaces the two existing share repurchase plans, of which there was an aggregate $23.7 million remaining.

Item 6. EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Income Statements; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated: February 3, 2012	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)