Form 10-Q/A
period 2011-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2012-02-07
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 26, 2012, there were 24,714,376 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the quarterly report on Form 10-Q of Universal Technical Institute, Inc. (the “Company”) for the quarterly period ended December 31, 2011 (the “Original Report”), filed with the Securities and Exchange Commission on February 3, 2012. This Amendment No. 1 is being filed solely to correct a miscalculation on the cover page of the Original Report. The cover page of this Amendment No. 1 correctly provides that, as of January 26, 2012, there were 24,714,376 shares of the Company’s common stock outstanding.
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
Item 6. EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18

101*	U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.) The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Income Statements; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.
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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated: February 7, 2012	By:	/s/ Eugene S. Putnam, Jr.

Eugene S. Putnam, Jr.
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

3