Form 10-Q
period 2012-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2012-05-02
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 25, 2012, there were 24,676,845 shares outstanding of the registrant’s common stock.

FOR THE QUARTER ENDED MARCH 31, 2012

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

ii

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,
	March 31,	September 30,
	2012	2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$58,281	$53,670
Investments, current portion	44,453	50,052
Receivables, net	11,265	11,205
Deferred tax assets, net	6,222	7,837
Prepaid expenses and other current assets	12,677	10,709

Total current assets	132,898	133,473
Investments, less current portion	14,199	5,830
Property and equipment, net	92,220	100,377
Goodwill	20,579	20,579
Deferred tax assets, net	1,569	—
Other assets	6,035	5,328

Total assets	$267,500	$265,587

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,040	$35,905
Deferred revenue	55,036	61,394
Accrued tool sets	4,566	4,723
Income tax payable	379	2,032
Other current liabilities	768	642

Total current liabilities	100,789	104,696
Deferred tax liabilities, net	—	2,443
Deferred rent liability	12,951	11,799
Other liabilities	6,039	4,534

Total liabilities	119,779	123,472

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,989,972 shares issued and 24,676,845 shares outstanding at March 31, 2012 and 29,560,276 shares issued and 24,690,050 shares outstanding at September 30, 2011	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	165,865	156,497
Treasury stock, at cost, 5,313,127 shares at March 31, 2012 and 4,870,226 at September 30, 2011 (Note 9)	(83,713)	(76,506)
Retained earnings	65,566	62,121

Total shareholders’ equity	147,721	142,115

Total liabilities and shareholders’ equity	$267,500	$265,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues	$106,240	$114,161	$212,667	$231,608

Operating expenses:
Educational services and facilities	53,458	57,692	105,149	111,528
Selling, general and administrative	49,873	45,079	98,043	91,837

Total operating expenses	103,331	102,771	203,192	203,365

Income from operations	2,909	11,390	9,475	28,243

Other income:
Interest income, net	58	55	150	143
Other income	213	125	366	255

Total other income	271	180	516	398

Income before income taxes	3,180	11,570	9,991	28,641
Income tax expense	1,312	4,575	4,083	11,390

Net income	$1,868	$6,995	$5,908	$17,251

Earnings per share:
Net income per share—basic	$0.08	$0.29	$0.24	$0.71

Net income per share—diluted	$0.08	$0.28	$0.24	$0.70

Weighted average number of shares outstanding:
Basic	24,692	24,366	24,692	24,323

Diluted	24,845	24,668	24,826	24,629

Cash dividend declared per common share	$0.10	$—	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2011	29,560	$3	$156,497	4,870	$(76,506)	$62,121	$142,115
Net income	—	—	—	—	—	5,908	5,908
Issuance of common stock under employee plans	121	—	399	—	—	—	399
Shares withheld for payroll taxes	309	—	5,466	317	(5,569)	—	(103)
Tax charge from employee stock plans	—	—	(278)	—	—	—	(278)
Stock-based compensation	—	—	3,781	—	—	—	3,781
Treasury stock repurchases	—	—	—	126	(1,638)	—	(1,638)
Cash dividend declared	—	—	—	—	—	(2,463)	(2,463)

Balance at March 31, 2012	29,990	$3	$165,865	5,313	$(83,713)	$65,566	$147,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED

	September 30,	September 30,
	Six Months Ended
	March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$5,908	$17,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,276	12,228
Amortization of held-to-maturity investments	1,025	479
Bad debt expense	3,944	3,802
Stock-based compensation	3,781	3,515
Excess tax benefit from stock-based compensation	(159)	(339)
Deferred income taxes	(2,675)	3,737
Loss on disposal of property and equipment	70	788
Changes in assets and liabilities:
Receivables	(4,004)	(10,931)
Prepaid expenses and other current assets	(2,006)	(731)
Other assets	(711)	(789)
Accounts payable and accrued expenses	4,390	(7,079)
Deferred revenue	(6,358)	5,293
Income tax payable/receivable	(1,653)	(3,212)
Accrued tool sets and other current liabilities	(31)	15
Deferred rent liability	1,152	4,484
Other liabilities	618	358

Net cash provided by operating activities	15,567	28,869

Cash flows from investing activities:
Purchase of property and equipment	(3,515)	(18,111)
Purchase of investments	(41,297)	(26,200)
Proceeds received upon maturity of investments	37,502	18,660

Net cash used in investing activities	(7,310)	(25,651)

Cash flows from financing activities:
Payment of cash dividend	(2,463)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(103)	(348)
Proceeds from issuance of common stock under employee plans	399	493
Excess tax benefit from stock-based compensation	159	339
Purchase of treasury stock	(1,638)	—

Net cash (used in) provided by financing activities	(3,646)	484

Net increase in cash and cash equivalents	4,611	3,702
Cash and cash equivalents, beginning of period	53,670	48,974

Cash and cash equivalents, end of period	$58,281	$52,676

Supplemental disclosure of cash flow information:
Taxes paid	$5,275	$10,866

Training equipment obtained in exchange for services	$1,429	$482

Change in accrued capital expenditures during the period	$255	$1,945

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

Our business model provides benefits for three distinct groups: our company, our students and our industry relationships and employers. We benefit from the high standards and the material and consultative support of our industry relationships, which are key contributors to the overall quality of training and also to our market appeal to prospective students. Students benefit from our specialized education while improving their opportunities for employment through our direct relationships with these employers. Our industry relationships and employers benefit from a steady flow of well-trained entry-level technicians, which is the ultimate driver of the dynamics of our business model.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K filed with the SEC on November 30, 2011.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

The amortized cost and estimated fair market value for investments classified as held-to-maturity at March 31, 2012 are as follows:

	September 30,	September 30,	September 30,	September 30,
				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Municipal bonds due in less than 1 year	$27,513	$1	$(8)	$27,506
Corporate bonds due in less than 1 year	7,454	—	(7)	7,447
Certificates of deposit due in less than 1 year	9,487	1	—	9,488
Municipal bonds due in 1—2 years	268	—	—	268
Certificates of deposit due in 1—2 years	6,765	—	—	6,765
Corporate bonds due in 1—2 years	7,165	—	(17)	7,148

	$58,652	$2	$(32)	$58,622

The amortized cost and estimated fair market value for investments classified as held-to-maturity at September 30, 2011 are as follows:

	September 30,	September 30,	September 30,	September 30,
				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Municipal bonds due in less than 1 year	$26,227	$1	$(19)	$26,209
Corporate bonds due in less than 1 year	15,722	—	(37)	15,685
Certificates of deposit due in less than 1 year	8,103	1	—	8,104
Certificates of deposit due in 1- 2 years	5,830	—	—	5,830

	$55,882	$2	$(56)	$55,828

Investments are exposed to various risks, including interest rate, market and credit risk and as a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of income.

4. Fair Value Measurements

In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We use prices and inputs that are current as of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the ability to observe those prices and inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value for certain assets and liabilities and their placement within the fair value hierarchy.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

Assets measured at fair value on a recurring basis consisted of the following as of March 31, 2012:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$36,504	$36,504	$—	$—
Corporate bonds	14,595	14,595	—	—
Municipal bonds	27,774	—	27,774	—
Certificates of deposit	16,253	—	16,253	—
Commercial paper	7,500	—	7,500	—

Total assets at fair value on a recurring basis	$102,626	$51,099	$51,527	$—

As of March 31, 2012, our certificates of deposit were transferred to Level 2, as a result of minimal trading activity.

Assets measured at fair value on a recurring basis consisted of the following as of September 30, 2011:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$39,811	$39,811	$—	$—
Corporate bonds	15,685	15,685	—	—
Certificates of deposit	13,934	13,934	—	—
Municipal bonds	26,209	—	26,209	—

Total assets at fair value on a recurring basis	$95,639	$69,430	$26,209	$—

5. Earnings per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months and six months ended March 31, 2012, 1,219,721 shares and 1,471,900 shares, respectively, and for the three months and six months ended March 31, 2011, 998,291 shares and 1,008,316 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share is as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)
Weighted average number of shares
Basic shares outstanding	24,692	24,366	24,692	24,323
Dilutive effect related to employee stock plans	153	302	134	306

Diluted shares outstanding	24,845	24,668	24,826	24,629

6. Property and Equipment, net

Property and equipment, net consist of the following:

	Depreciable	March 31,	September 30,
	Lives (in years)	2012	2011
Land	—	$1,456	$1,456
Building and building improvements	35	13,675	13,675
Leasehold improvements	1-28	45,749	45,066
Training equipment	3-10	79,175	79,178
Office and computer equipment	3-10	40,415	40,518
Software developed for internal use	3-5	11,115	10,931
Curriculum development	5	18,704	18,466
Vehicles	5	936	909
Construction in progress	—	1,936	1,081

		213,161	211,280
Less accumulated depreciation and amortization		(120,941)	(110,903)

		$92,220	$100,377

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	September 30,
	March 31,	September 30,
	2012	2011
Accounts payable	$9,405	$10,186
Accrued compensation and benefits	21,783	18,350
Other accrued expenses	8,852	7,369

	$40,040	$35,905

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

Student Funding

We received clarification from a non-Title IV federal funding agency regarding the rules and policies for its programs through which students receive educational funding. As a result, we identified that we had received cash in excess of the funding for which our students are eligible. We believe it is probable that we will be required to return the excess funds to this funding agency. At March 31, 2012, we estimated our obligation was $4.3 million which was included in current liabilities in our condensed consolidated balance sheet.

Related to this matter, for the six months ended March 31, 2012, our results of operations included a pre-tax charge of $1.3 million ($0.8 million after tax); $0.3 million ($0.2 million after tax) as a reduction to revenue and $1.0 million ($0.6 million after tax) in bad debt expense.

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

The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreement, we have a $2.0 million deposit, an amount that exceeds the Federal Deposit Insurance Corporation (FDIC) insurance limits, with the bank in order to secure our related loan purchase obligation. This balance is classified as other assets in our condensed consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.4 million and $0.7 million during the three months and six months ended March 31, 2012, respectively, and $0.2 million and $0.4 million during the three months and six months ended March 31, 2011, respectively. Since loan collectability is not reasonably assured, the loans cannot be recorded as assets under GAAP, and therefore the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets. Our presentation will be reevaluated when sufficient collection history has been obtained.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31,		March 31,		Inception
	2012	2011	2012	2011	to date
Tuition and interest income excluded	$4,426	$2,030	$7,658	$4,390	$37,443
Amounts collected and recognized	(409)	(210)	(730)	(352)	(1,901)
Amounts written-off	(1,899)	(1,169)	(4,698)	(2,917)	(13,046)

Aggregate amount excluded during the period	$2,118	$651	$2,230	$1,121	$22,496

We have allocated up to an aggregate of $50.0 million of credit under our proprietary loan program. At March 31, 2012, we had committed to provide loans to our students for approximately $45.2 million. We monitor the aggregate amount approved under this program and may make changes in future periods.

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not reflected in our consolidated balance sheets:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

	September 30,	September 30,
	Six Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$26,863	$23,301
Loans extended	10,880	3,032
Interest accrued	1,314	1,064
Amounts collected and recognized	(730)	(352)
Amounts written off	(4,698)	(2,917)

Balance at end of period	$33,629	$24,128

9. Common Shareholders’ Equity

Common Stock

Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On February 22, 2012 our Board of Directors declared a cash dividend of $0.10 per share on the common stock of the Company. The cash dividend was paid on March 30, 2012, to common stockholders of record as of March 15, 2012, totaling approximately $2.5 million. At the discretion of our Board of Directors, we intend to pay a dividend quarterly in future periods.

Treasury Stock

Our Condensed Consolidated Balance Sheet as of March 31, 2012 and our Condensed Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2012 include a reclassification of $5.5 million and 313,015 shares from common stock and additional paid-in capital to treasury stock. The reclassification relates to the presentation of shares withheld for taxes upon the lapse of restrictions on certain stock-based compensation. Beginning in 2007, we accounted for such shares as if they were returned to the pool of issuable shares under our 2003 Incentive Compensation Plan. Based on further consideration, we concluded it was more appropriate to reflect such shares as treasury shares. We determined that the impact of the out-of-period adjustment was not material to our financial statements for the applicable interim and annual periods during the years ended September 30, 2007, 2008, 2009, 2010 and 2011. As a result, we have not restated any prior period amounts.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. This share repurchase plan replaced the two existing share repurchase plans, of which there was an aggregate $23.7 million remaining. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the three months and six months ended March 31, 2012, we purchased 125,800 shares at an average price per share of $12.99 and a total cost of approximately $1.6 million.

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

Summary information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues
Postsecondary education	$103,788	$111,989	$207,941	$227,443
Other	2,452	2,172	4,726	4,165

Consolidated	$106,240	$114,161	$212,667	$231,608

Income (loss) from operations
Postsecondary education	$3,499	$12,533	$10,550	$30,149
Other	(590)	(1,143)	(1,075)	(1,906)

Consolidated	$2,909	$11,390	$9,475	$28,243

Depreciation and amortization
Postsecondary education	$5,869	$5,998	$12,040	$11,944
Other	114	148	236	284

Consolidated	$5,983	$6,146	$12,276	$12,228

Net income (loss)
Postsecondary education	$2,204	$7,668	$6,516	$18,363
Other	(336)	(673)	(608)	(1,112)

Consolidated	$1,868	$6,995	$5,908	$17,251

Goodwill
Postsecondary education	$20,579	$20,579	$20,579	$20,579
Other	—	—	—	—

Consolidated	$20,579	$20,579	$20,579	$20,579

Total assets
Postsecondary education	$264,833	$267,783	$264,833	$267,783
Other	2,667	2,514	2,667	2,514

Consolidated	$267,500	$270,297	$267,500	$270,297

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

11. Government Regulation and Financial Aid

Rulemaking Initiative

In May 2011, the Department of Education (ED) announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Opportunity Act of 2008 (HEOA). Negotiations to address teacher preparation and post-disbursement student loan issues began in January 2012 and concluded in late March 2012, with negotiators reaching consensus on draft regulations on 25 issues. ED announced that it would publish regulations for 3 of the issues by November 1, 2012 with an effective date of July 1, 2013; the regulations for the remaining 22 issues will be published after the November 1, 2012 master calendar deadline and will therefore not be effective prior to July 1, 2014.

Congressional Action and Financial Aid Funding

In December 2011, Congress passed the federal fiscal year 2012 budget, which included the nine remaining appropriations bills needed to fund the federal government for the remainder of the federal fiscal year 2012. The Consolidated Appropriations Act of 2012 (Appropriations Act), which the President signed on December 23, 2011, included award year 2012-2013 funding levels for Title IV Programs and maintained the maximum Federal Pell Grant for the 2012-2013 award year by cutting spending on the other student aid programs and placing new restrictions on eligibility. Additionally, the Appropriations Act reduced the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution from $32,000 to $23,000. This will reduce the number of students eligible for the maximum Federal Pell Grant. Furthermore, the Appropriations Act eliminated the automatic 10% Pell Grant award for students whose calculated award is at least 5% of the maximum Pell Grant but less than 10%. The Appropriations Act also made several non-Pell Grant related changes to Title IV Program requirements. Ability-to-benefit (ATB) options for establishing general student eligibility for Title IV Program funds were eliminated for students who first enroll in a program of study on or after July 1, 2012. This change will require students to have a high school diploma or its recognized equivalent, or to have been home schooled, in order to be eligible to receive Title IV Program funds.

On December 12, 2011, we received a request from the Ranking Member of the U.S. House of Representatives Committee on Oversight and Government Reform, requesting copies of compensation agreements for our senior executives. We believe that a substantial portion of the information requested is included in our annual reports on Form 10-K and in our definitive information statements on Schedule 14A. We have submitted any necessary additional information.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the Consumer Financial Protection Bureau (CFPB). In January 2012, President Obama, by recess appointment, named the first director of the CFPB, and CFPB activity has increased as a result. The CFPB is tasked with supervising large banks and certain other types of nonbank financial companies, including alternative loan providers, for compliance with federal consumer financial protection laws. It is possible that our proprietary loan program will be subject to such supervision.

The new regulations which became effective July 1, 2011 established standard definitions for financial aid credit hours applicable to all institutions approved by ED and expanded the definition of programs that must be measured in terms of clock hours for Title IV Program purposes. ED’s regulatory structure relies heavily on the accreditors to assess compliance with the regulations. On April 13, 2012, the Accrediting Commission of Career Schools and Colleges (ACCSC), an accrediting commission recognized by ED, released an Accreditation Alert which included their definition of a credit hour for member schools. The credit hour definition is intended to reasonably approximate ED’s definition and to provide flexibility in program design and delivery. The definition applies to both degree and non-degree programs. Member schools must complete any necessary program changes no later than December 31, 2012.

On April 27, 2012, an Executive Order was signed asking for the development of “Principles of Excellence”, which would strengthen enforcement and compliance mechanisms required by educational institutions that serve service members, veterans and family members. A Committee comprising of the Departments of Defense, Veteran Affairs, and Education, and the Consumer Financial Protection Bureau must present a plan to President Obama within 90 days.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

90/10 Rule

One requirement of the HEOA, commonly referred to as the “90/10 Rule”, provides that a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. Multiple legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 Rule. For example, in January 2012, the Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate and, if adopted, would reduce the 90% maximum under the rule to 85%. Furthermore, this Act, if adopted, would require the inclusion of tuition derived from Title IV programs for military personnel in the 85% portion of the rule. Additionally, it would impose Title IV ineligibility after one year of noncompliance rather than two.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2011 Annual Report on Form 10-K filed with the SEC on November 30, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our Form 10-K and included in Part II, Item 1A of this report.

2012 Overview

Operations

Our average undergraduate full-time student enrollment declined 11.2% to approximately 16,700 students for the three months ended March 31, 2012, and declined 10.9% to approximately 17,400 students for the six months ended March 31, 2012, as compared to the same periods in the prior year. The decline in our average undergraduate full-time student enrollment resulted in a decline in revenues, operating expenses and net income for the three months and six months ended March 31, 2012. Our revenues for the three months and six months ended March 31, 2012 were $106.2 million and $212.7 million, respectively, decreases of $8.0 million, or 6.9%, and $18.9 million, or 8.2%, respectively, from the prior year. Our net income for the three months and six months ended March 31, 2012 was $1.9 million and $5.9 million, respectively, decreases of $5.1 million and $11.3 million, respectively, from the prior year. Additionally, our revenues for the three months and six months ended March 31, 2012 excluded $3.7 million and $6.3 million, respectively, of tuition related to students participating in our proprietary loan program.

Our operating results were also impacted by an increase in advertising expenses compared to the prior year of $2.9 million and $5.4 million for the three months and six months ended March 31, 2012, respectively. We increased our spending on a variety of media to improve the quality of inquiries. Additionally, we increased our advertising spend during the first half of the year in order to improve inquiries and applications for the first three quarters of the year. For the three months and six months ended March 31, 2012, the number of inquiries increased as compared to the three months and six months ended March 31, 2011, and our investment in advertising expense yielded higher quality inquiries in the current year. Advertising expenses as a percentage of revenues for the three months and six months ended March 31, 2012 were 11.0% and 10.4%, respectively. We anticipate our advertising expense will continue to increase in the third and fourth quarters of 2012, as compared to the same period in 2011, in order to meet both the quantity and quality inquiry needs to develop student starts for the remainder of the year.

We started approximately 3,400 students and 6,700 students during the three months and six months ended March 31, 2012, respectively, as compared to 3,600 and 7,000 for the three months and six months ended March 31, 2011, respectively. We saw improvement in the number of both applications and new student starts during the three months ended March 31, 2012 as compared to the three months ended December 31, 2011.

We intend to integrate our Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona campus during the current calendar year.

For the remainder of 2012, we expect to continue to be impacted by the macro-economic headwinds, continued student financing challenges and our lower student populations as we entered the year. The rate of decline improved for applications during the second quarter and we are cautiously optimistic that new student starts will turn positive in the second half of the year. We continue to expect average student populations for the full year to decline as compared to the prior year, resulting in a mid to high single digit decline in revenues in 2012 and an overall decline in operating margins compared to 2011. Due to the seasonality of our business and normal fluctuations in student populations, we would expect our third quarter net income to be lower than the second quarter and, consistent with our historic trends, the lowest for the year, before improving in the fourth quarter. Given these trends and the higher fixed component in our admissions cost structure as a result of regulatory changes, we are focused on efficiencies, managing costs and other opportunities to improve operating margins during the remainder of the year.

Dividend

On February 22, 2012 our Board of Directors declared a cash dividend of $0.10 per share on the common stock of the Company. The cash dividend was paid on March 30, 2012 to common stockholders of record as of March 15, 2012 totaling approximately $2.5 million. At the discretion of our Board of Directors, we intend to pay a dividend quarterly in future periods.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. This share repurchase plan replaces the two existing share repurchase plans, of which there was an aggregate $23.7 million remaining. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the three months and six months ended March 31, 2012, we purchased 125,800 shares at an average price per share of $12.99 and a total cost of approximately $1.6 million.

Graduate Employment

During 2011, we graduated approximately 22% more students than we did during 2010 and invested in our graduate placement teams and processes in order to more effectively assist our graduates in finding employment. Through March 31, 2012, our consolidated graduate employment rate for our 2011 graduates is consistent with the rate at the same time in the prior year. Furthermore, the rate has improved for our Motorcycle and Collision Repair programs while the rate has declined slightly for our Automotive and Diesel Technology programs. Although the employment rate continues to be challenging for our Marine program and for certain geographical locations, we anticipate our overall consolidated graduate employment rate to remain consistent with prior year levels during the remainder of the year.

Regulatory Environment

Rulemaking Initiative

In May 2011, the Department of Education (ED) announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Opportunity Act of 2008 (HEOA). Negotiations to address teacher preparation and post-disbursement student loan issues began in January 2012 and concluded in late March 2012 with negotiators reaching consensus on draft regulations on 25 issues. Certain issues may impact our gainful employment metrics. ED announced that it would publish regulations for 3 of the issues by November 1, 2012 with an effective date of July 1, 2013; the regulations for the remaining 22 issues will be published after the November 1, 2012 master calendar deadline and will therefore not be effective prior to July 1, 2014. We will monitor the remaining negotiated rulemaking process and development of the Notice of Proposed Rulemaking (NPRM) and take actions we believe appropriate to respond to the draft and final rules.

Congressional Action and Financial Aid Funding

In December 2011, Congress passed the federal fiscal year 2012 budget, which included the nine remaining appropriations bills needed to fund the federal government for the remainder of the 2012 federal fiscal year. The Consolidated Appropriations Act of 2012 (Appropriations Act), which the President signed on December 23, 2011, included award year 2012-2013 funding levels for Title IV Programs and maintained a $5,550 maximum Federal Pell Grant for the 2012-2013 award year by cutting spending on the other student aid programs and placing new restrictions on eligibility. Additionally, the Appropriations Act reduced the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution from $32,000 to $23,000. This will reduce the number of students eligible for the maximum Federal Pell Grant. Furthermore, the Appropriations Act eliminated the automatic 10% Pell Grant award for students whose calculated award is at least 5% of the maximum Pell Grant but less than 10%. The Appropriations Act also made several non-Pell Grant related changes to Title IV Program requirements. Ability-to-benefit (ATB) options for establishing general student eligibility for Title IV Program funds were eliminated for students who first enroll in a program of study on or after July 1, 2012. This change will require students to have a high school diploma or its recognized equivalent, or to have been home schooled, in order to be eligible to receive Title IV Program funds. As a result of the changes, we anticipate that certain of our students may be eligible for less Title IV funding, or may be ineligible for Title IV funding. This may increase demand for our proprietary loan program or other private alternative loans and our student population may decline if students cannot obtain sufficient funding or are unwilling to take on additional debt.

In February 2012, President Obama submitted his fiscal year 2013 federal budget request. If enacted, the President’s budget request would, among other things:

•	maintain a 3.4% interest rate on undergraduate subsidized student loans for one additional year; without passage, the rate is scheduled to revert to 6.8% in July 2012;

•	fund a maximum Pell Grant of $5,635 for the 2013-2014 award year, an $85 increase over the prior year; and

•	make permanent the American Opportunity Tax Credit (a refundable tax credit for undergraduate education expenses); without passage, the AOTC is scheduled to expire at the end of 2012.

Congress will determine 2013 federal fiscal year appropriations later in the year for federal education purposes and will consider the President’s budget as a part of that process. Any action by Congress that significantly reduces Title IV program funding, or materially impacts the eligibility of our institutions or students to participate in Title IV programs could have a material impact on our enrollment, our cash flows, results of operations, and financial condition. Congressional action may also require us to modify our practices in ways that could increase administrative costs, reduce the ability of students to finance their education at our schools, and materially decrease student enrollment and result in decreased profitability.

On December 12, 2011, we received a request from the Ranking Member of the U.S. House of Representatives Committee on Oversight and Government Reform, requesting copies of compensation agreements for our senior executives. Separately, the Ranking Member announced that similar letters were sent to 13 for-profit schools as part of an effort to determine if the compensation of senior executives is appropriately tied to the performance of the students educated by the schools. As a publicly-traded company, we report detailed information about executive compensation in our filings with the SEC, including in the exhibits to our annual reports on Form 10-K and in our definitive information statements on Schedule 14A, all of which are publicly available. We believe that a substantial portion of the information requested is included in these filings. We have submitted any necessary additional information.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the Consumer Financial Protection Bureau (CFPB). In January 2012, President Obama, by recess appointment, named the first director of the CFPB, and CFPB activity has increased as a result. The CFPB is tasked with supervising large banks and certain other types of nonbank financial companies, including alternative loan providers, for compliance with federal consumer financial protection laws. It is possible that our proprietary loan program will be subject to such supervision. We will continue to monitor the activities of the CFPB for any impact on our business.

The new regulations which became effective July 1, 2011 established standard definitions for financial aid credit hours applicable to all institutions approved by ED and expanded the definition of programs that must be measured in terms of clock hours for Title IV Program purposes. ED’s regulatory structure relies heavily on the accreditors to assess compliance with the regulations. On April 13, 2012, the Accrediting Commission of Career Schools and Colleges (ACCSC), an accrediting commission recognized by ED, released an Accreditation Alert which included their definition of a credit hour for member schools. The credit hour definition is intended to reasonably approximate ED’s definition and to provide flexibility in program design and delivery. The definition applies to both degree and non-degree programs. Member schools must complete any necessary program changes no later than December 31, 2012. We are currently assessing the impact that the credit hour definition may have on our programs and on student financial aid funding.

On April 27, 2012, an Executive Order was signed asking for the development of “Principles of Excellence”, which would strengthen enforcement and compliance mechanisms required by educational institutions that serve service members, veterans and family members. A Committee comprising of the Departments of Defense, Veteran Affairs, and Education, and the Consumer Financial Protection Bureau must present a plan to President Obama within 90 days. We will continue to monitor the progress of this activity for any impact on our business.

90/10 Rule

One requirement of the HEOA, commonly referred to as the “90/10 Rule”, provides that a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. Multiple legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 Rule. For example, in January 2012, the Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate and, if adopted, would reduce the 90% maximum under the rule to 85%. The proposal would include tuition derived from Title IV programs for military personnel in the 85% portion of the rule. Additionally, it would impose Title IV ineligibility after one year of noncompliance rather than two. We will monitor activity related to the 90/10 Rule for any impact on our business.

Accreditation

In February 2012, we received formal notification from ACCSC confirming the continuing accreditation through October 2016 for our Exton, Pennsylvania campus.

Industry Background

The U.S. Department of Labor recently released data related to the market for qualified service technicians which estimated that, in 2010, there were approximately 723,400 working automotive technicians in the United States, and this number was expected to increase by 17.3% from 2010 to 2020. Other 2010 estimates provided by the U.S. Department of Labor indicate that the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair, are expected to increase by 14.5%, 18.4%, 23.3% and 20.2%, respectively. This need for technicians is due to a variety of factors, including technological advancement in the industries into which our graduates enter and a continued increase in the number of automobiles, trucks, motorcycles and boats in service, as well as an aging and retiring workforce that generally requires training to keep up with technological advancements and maintain its technical competency. As a result of these factors, the U.S. Department of Labor estimates that an average of approximately 48,300 new job openings will exist annually for new entrants from 2010 to 2020 in the fields that we serve, according to data collected.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	50.3%	50.5%	49.4%	48.1%
Selling, general and administrative	47.0%	39.5%	46.1%	39.7%

Total operating expenses	97.3%	90.0%	95.5%	87.8%

Income from operations	2.7%	10.0%	4.5%	12.2%

Interest income, net	0.1%	0.0%	0.0%	0.1%
Other income	0.2%	0.1%	0.2%	0.1%

Total other income	0.3%	0.1%	0.2%	0.2%

Income before income taxes	3.0%	10.1%	4.7%	12.4%
Income tax expense	1.2%	4.0%	1.9%	5.0%

Net income	1.8%	6.1%	2.8%	7.4%

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months and six months ended March 31, 2012 were $9.4 million and $22.6 million, respectively, as compared to $17.9 million and $41.1 million for the three months and six months ended March 31, 2011, respectively.

EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose to investors this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income determined in financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net income as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)
Net income	$1,868	$6,995	$5,908	$17,251
Interest income, net	(58)	(55)	(150)	(143)
Income tax expense	1,312	4,575	4,083	11,390
Depreciation and amortization	6,244	6,355	12,767	12,645

EBITDA	$9,366	$17,870	$22,608	$41,143

Return on equity for the trailing four quarters ended March 31, 2012 was 11.3% compared to 21.4% for the trailing four quarters ended September 30, 2011. Return on equity is calculated as the sum of net income for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters.

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Average undergraduate full-time student enrollment	16,700	18,800	17,400	19,600
Total seats available	29,300	29,500	29,300	29,500
Average capacity utilization	57.0%	63.7%	59.4%	66.4%

We continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.

The lease for our Glendale Heights, Illinois campus expires in 2013. We are currently evaluating options to renovate the current campus or relocate the campus within the region.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 and Six Month Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

Revenues. Our revenues for the three months ended March 31, 2012 were $106.2 million, representing a decrease of $8.0 million, or 6.9%, as compared to revenues of $114.2 million for the three months ended March 31, 2011. This decrease was a result of a decrease in our average undergraduate full-time student enrollment of 11.2%. The decrease was offset by one additional earning day in the current period, which contributed $1.6 million to revenue, as well as tuition rate increases between 4% and 7%, depending on the program. Our revenues for the three months ended March 31, 2012 and 2011 excluded $3.7 million and $1.5 million, respectively, of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenues as payments are received from the students participating in this program. We recognized $0.4 million and $0.2 million of revenues and interest under the program during the three months ended March 31, 2012 and 2011, respectively.

Our revenues for the six months ended March 31, 2012 were $212.7 million, representing a decrease of $18.9 million, or 8.2%, as compared to revenues of $231.6 million for the six months ended March 31, 2011. This decrease was a result of a decrease in our average undergraduate full-time student enrollment of 10.9%, offset by tuition rate increases between 4% and 7%, depending on the program. Our revenues for the six months ended March 31, 2012 and 2011 excluded $6.3 million and $3.3 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $0.7 million and $0.3 million of revenues and interest under the program during the six months ended March 31, 2012 and 2011, respectively.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months and six months ended March 31, 2012 were $53.5 million and $105.1 million, respectively, a decrease of $4.2 million and $6.4 million, respectively, as compared to $57.7 million and $111.5 million for the three months and six months ended March 31, 2011, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
		(In thousands)
Salaries expense	$23,169	$24,243	$45,378	$48,004
Employee benefits and tax	5,078	5,631	9,365	9,460
Bonus expense	582	1,916	1,675	2,525
Stock-based compensation	276	232	552	479

Compensation and related costs	29,105	32,022	56,970	60,468

Occupancy costs	9,095	9,037	18,276	18,126
Other educational services and facilities expense	5,275	5,865	10,276	11,453
Depreciation expense	4,814	4,714	9,653	9,261
Tools and training aids expense	2,652	2,954	5,068	6,283
Supplies and maintenance	2,517	3,100	4,906	5,937

	$53,458	$57,692	$105,149	$111,528

Compensation and related costs decreased $2.9 million and $3.5 million during the three months and six months ended March 31, 2012, respectively, compared to the same periods in the prior year. The decrease is primarily attributable to the reduction in workforce in June 2011 which was completed to align our cost structure with our student population. Additionally, bonus expense decreased primarily due to modifications made to our compensation plans in response to the new regulations that became effective July 1, 2011. We anticipate our compensation and related costs will decrease for the year ending September 30, 2012 as compared to the year ended September 30, 2011.

Tools and training aids expense and supplies and maintenance decreased a combined $0.9 million and $2.2 million during the three months and six months ended March 31, 2012, respectively, compared to the same periods in the prior year. The decrease was primarily due to our lower average undergraduate full-time student enrollments during the current period as well as our cost savings efforts in anticipation of lower average student populations for 2012.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and six months ended March 31, 2012 were $49.9 million and $98.0 million, respectively, representing an increase of $4.8 million and $6.2 million, respectively, as compared to $45.1 million and $91.8 million for the three months and six months ended March 31, 2011, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
		(In thousands)
Salaries expense	$18,710	$16,923	$36,677	$33,404
Employee benefits and tax	4,628	4,373	8,680	7,656
Bonus expense	1,410	947	4,004	5,195
Stock-based compensation	1,823	1,573	3,229	3,036

Compensation and related costs	26,571	23,816	52,590	49,291

Advertising expense	11,662	8,736	22,161	16,765
Other selling, general and administrative expenses	7,373	7,933	13,595	15,829
Bad debt expense	1,411	1,519	3,944	3,802
Depreciation expense	1,428	1,639	3,110	3,379
Contract services expense	1,428	1,436	2,643	2,771

	$49,873	$45,079	$98,043	$91,837

Advertising expense increased $2.9 million and $5.4 million for the three months and six months ended March 31, 2012, respectively, primarily due to the shift in our marketing strategy to generate higher quality inquiries. Additionally, we increased our advertising spend during the first half of the year in order to improve inquiries and applications for the first three quarters of the year. This resulted in increased spending on various media, including television, internet, magazine, and inquiry generation programs. We anticipate our advertising expense will be in the range of 10%—11% of revenue for the year ended September 30, 2012.

Compensation and related costs increased $2.8 million and $3.3 million during the three months and six months ended March 31, 2012, respectively, compared to the same periods in the prior year. The increase was primarily due to modifications made to our compensation plans in response to the new regulations that became effective July 1, 2011. The increase in compensation and related costs was partially offset by a decrease in our staffing levels primarily attributable to the reduction in workforce in June 2011. Bonus expense decreased $1.2 million during the six months ended March 31, 2012 and increased $0.5 million for the three months ended March 31, 2012, as compared to the same periods in the prior year. The fluctuation for both periods was primarily due to modifications made to our compensation plans in response to the new regulations that became effective July 1, 2011. We anticipate our compensation and related costs will increase for the remainder of the year.

We received clarification from a non-Title IV federal funding agency regarding the rules and policies for its programs through which students receive educational funding. As a result, we identified that we had received cash in excess of the funding for which our students are eligible. We believe it is probable that we will be required to return the excess funds to this funding agency. At March 31, 2012, we estimated our obligation was $4.3 million which was included in current liabilities in our condensed consolidated balance sheet.

For the six months ended March 31, 2012, our results of operations included a pre-tax charge of $1.3 million ($0.8 million after tax); $0.3 million ($0.2 million after tax) as a reduction to revenue and $1.0 million ($0.6 million after tax) in bad debt expense.

Income taxes. Our provision for income taxes for the three months and six months ended March 31, 2012 was $1.3 million, or 41.3% of pre-tax income, and $4.1 million, or 40.9% of pre-tax income, respectively. Our provision for income taxes for the three months and six months ended March 31, 2011 was $4.6 million, or 39.5% of pre-tax income, and $11.4 million, or 39.8% of pre-tax income, respectively. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations through the next 12 months.

We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses, as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, consideration of strategic acquisitions and other potential uses of cash. In March 2012, we paid a cash dividend of $0.10 per share on the common stock of the Company. At the discretion of our Board of Directors, we intend to pay a dividend quarterly in future periods. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $102.7 million at March 31, 2012.

Our principal source of liquidity is operating cash flows. A majority of our revenues is derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received within 30 days of the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. We established a proprietary loan program in which we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

Our net cash provided by operating activities was $15.6 million and $28.9 million for the six months ended March 31, 2012 and March 31, 2011, respectively. For the six months ended March 31, 2012, changes in our operating assets and liabilities resulted in cash outflows of $8.6 million. A decrease in deferred revenue resulted in a cash outflow of $6.4 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2012 compared to September 30, 2011. The increases in receivables and accounts payable and accrued expenses were primarily due to the increase in the estimated reserve related to the clarification from the non-Title IV funding agency discussed previously in this quarterly report. The increase in prepaid expenses and other current assets resulted in a cash outflow of $2.0 million. The increase was primarily related to our prepaid insurance plans.

During the six months ended March 31, 2011, the changes in our operating assets and liabilities resulted in cash outflows of $12.6 million and were primarily attributable to changes in receivables, accounts payable and accrued expenses and income tax receivable, partially offset by changes in deferred revenue and deferred rent. The increase in our receivables resulted in a use of cash of $10.9 million. This was primarily due to the timing of the receipt of financial aid funding. The decrease in accounts payable and accrued expenses resulted in a use of cash of $7.1 million and was primarily due to the timing of our payroll cycle, payments of 2010 bonuses and the modifications to our compensation plans. The change in income tax from a payable position to a receivable position resulted in cash used of $3.2 million and was primarily due to the timing of tax payments. The increase in deferred revenue resulted in cash provided of $5.3 million. The increase was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2011 compared to September 30, 2010. In September 2010, we entered into a leasing arrangement to relocate our headquarters during the second quarter of 2011. The lease included incentives such as a leasehold improvement allowance, moving allowance, and free rent periods which will be recognized on a straight-line basis over the initial lease term resulting in a $4.5 million increase in deferred rent.

Investing Activities

For the six months ended March 31, 2012, cash used in investing activities was $7.3 million and was primarily related to our purchases of investments of $41.3 million and cash inflows of $37.5 million from proceeds received upon maturity of investments. We had cash outflows of $3.5 million related to the purchase of new and replacement training equipment for our ongoing operations.

For the six months ended March 31, 2011, cash used in investing activities was $25.7 million and was primarily related to our investment of $18.1 million in office leasehold improvements, our Automotive Technology and Diesel Technology II program curricula and the purchase of new and replacement training equipment for our ongoing operations. We had cash outflows of $26.2 million for purchases of investments, and cash inflows of $18.7 from proceeds received upon maturity of investments.

Financing Activities

During the six months ended March 31, 2012, cash used in financing activities was primarily attributable to the payment of a cash dividend on March 30, 2012 of $0.10 per share totaling $2.5 million to common stockholders of record as of March 15, 2012 and the repurchase of $1.6 million of treasury stock. During the six months ended March 31, 2011 cash provided by financing activities was primarily attributable to activity in our stock-based compensation plans.

Seasonality and Trends

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Our student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our third quarter than in the remainder of our year because fewer students are enrolled during the summer months. Additionally, our schools have had higher student populations in our fourth quarter than in the remainder of the year because more students enroll during this period. Our expenses, however, do not vary significantly with changes in student population and revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. Additionally, our revenues for the first quarter ending December 31 are impacted by the closure of our campuses for a week in December for a holiday break and, accordingly, we do not earn revenue during that closure period.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2011 Annual Report on Form 10-K, filed with the SEC on November 30, 2011. During the six months ended March 31, 2012, there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our 2011 Annual Report on Form 10-K, filed with the SEC on November 30, 2011. During the six months ended March 31, 2012, there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

There are no other material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on November 30, 2011, except as noted below. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Congress may change the law or reduce funding for or place restrictions on the use of funds received through Title IV Programs which could reduce our student population, revenues and/or profit margin.

Congress periodically revises the Higher Education Act of 1965, as amended (HEA), and other laws, and enacts new laws, governing Title IV Programs and also annually determines the funding level for each Title IV Program. Congress most recently reauthorized the HEA in 2008 and the new law contains numerous revisions to the requirements governing Title IV Programs as discussed in our 2011 Annual Report on Form 10-K. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs or places restrictions on the use of funds received by an organization through these programs could reduce our student population and revenues. Congressional action may also require us to modify our practices in ways that could increase administrative costs, reduce the ability of students to finance their education at our schools, and materially decrease student enrollment and result in decreased profitability.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the purchase of equity securities for the three months ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

	September 30,	September 30,	September 30,	September 30,
			(c) Total
			Number of	(d) Approximate Dollar
			Shares	Value of Shares that
	(a) Total		Purchased as	May Yet Be Purchased
	Number of	(b) Average	Part of Publicly	Under the Plans Or
	Shares	Price Paid	Announced	Programs
Period	Purchased	per Share	Plans	(In thousands) (1)
January 2012	—		—	$25,000
February 2012	—		45,200	$24,404
March 2012	—		80,600	$23,366

Total	—		125,800	$23,366

(1)	On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions.

Item 6. EXHIBITS

Number	Description

10.1	Universal Technical Institute, Inc. 2003 Incentive Compensation Plan (as amended January 6, 2012). (Formerly known as the 2003 Stock Incentive Plan). (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on February 23, 2012.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Income Statements; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated: May 2, 2012	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)