Form 10-Q
period 2012-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2012-08-03
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At July 26, 2012, there were 24,743,739 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	September 30, 2011

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$58,524	$53,670
Investments, current portion	33,566	50,052
Receivables, net	13,370	11,205
Deferred tax assets, net	6,680	8,279
Prepaid expenses and other current assets	12,921	10,709

Total current assets	125,061	133,915
Investments, less current portion	11,896	5,830
Property and equipment, net	89,812	100,377
Goodwill	20,579	20,579
Deferred tax assets, net	4,075	—
Other assets	6,232	5,328

Total assets	$257,655	$266,029

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$39,324	$36,895
Deferred revenue	44,494	61,394
Accrued tool sets	4,525	4,723
Income tax payable	2,021	2,032
Other current liabilities	880	640

Total current liabilities	91,244	105,684
Deferred tax liabilities, net	—	2,443
Deferred rent liability	12,975	11,799
Other liabilities	6,071	4,680

Total liabilities	110,290	124,606

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,045,114 shares issued and 24,731,987 shares outstanding at June 30, 2012 and 29,560,276 shares issued and 24,690,050 shares outstanding at September 30, 2011	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	167,158	156,497
Treasury stock, at cost, 5,313,127 shares at June 30, 2012 and 4,870,226 at September 30, 2011 (Note 9)	(83,713)	(76,506)
Retained earnings	63,917	61,429

Total shareholders’ equity	147,365	141,423

Total liabilities and shareholders’ equity	$257,655	$266,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues	$99,601	$108,934	$312,268	$340,542

Operating expenses:
Educational services and facilities	52,621	57,990	157,775	169,518
Selling, general and administrative	45,462	44,238	142,633	136,075

Total operating expenses	98,083	102,228	300,408	305,593

Income from operations	1,518	6,706	11,860	34,949

Other income:
Interest income, net	63	56	213	199
Other income	6	90	372	345

Total other income	69	146	585	544

Income before income taxes	1,587	6,852	12,445	35,493
Income tax expense	574	2,816	5,021	14,206

Net income	$1,013	$4,036	$7,424	$21,287

Earnings per share:
Net income per share - basic	$0.04	$0.16	$0.30	$0.87

Net income per share - diluted	$0.04	$0.16	$0.30	$0.86

Weighted average number of shares outstanding:
Basic	24,694	24,462	24,693	24,370

Diluted	24,835	24,765	24,825	24,688

Cash dividends declared per common share	$0.10	$—	$0.20	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total Shareholders’ Equity
	Common Stock		Paid-in Capital	Treasury Stock		Retained Earnings
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2011	29,560	$3	$156,497	(4,870)	$(76,506)	$61,429	$141,423
Net income	—	—	—	—	—	7,424	7,424
Issuance of common stock under employee plans	201	—	399	—	—	—	399
Shares withheld for payroll taxes	284	—	5,158	(317)	(5,569)	—	(411)
Tax charge from employee stock plans	—	—	(284)	—	—	—	(284)
Stock-based compensation	—	—	5,388	—	—	—	5,388
Treasury stock repurchases	—	—	—	(126)	(1,638)	—	(1,638)
Cash dividends declared	—	—	—	—	—	(4,936)	(4,936)

Balance at June 30, 2012	30,045	$3	$167,158	(5,313)	$(83,713)	$63,917	$147,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$7,424	$21,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,064	18,409
Amortization of held-to-maturity investments	1,415	789
Bad debt expense	4,446	5,450
Stock-based compensation	5,388	4,771
Excess tax benefit from stock-based compensation	(159)	(795)
Deferred income taxes	(5,202)	3,793
Loss on disposal of property and equipment	101	921
Changes in assets and liabilities:
Receivables	(6,611)	(422)
Prepaid expenses and other current assets	(2,250)	(1,189)
Other assets	(910)	(1,398)
Accounts payable and accrued expenses	2,595	(17,645)
Deferred revenue	(16,900)	(5,967)
Income tax payable/receivable	(11)	(1,641)
Accrued tool sets and other current liabilities	42	9
Deferred rent liability	1,176	4,886
Other liabilities	621	359

Net cash provided by operating activities	9,229	31,617

Cash flows from investing activities:
Purchase of property and equipment	(6,952)	(26,003)
Purchase of investments	(49,312)	(57,555)
Proceeds received upon maturity of investments	58,317	39,545

Net cash provided by (used in) investing activities	2,053	(44,013)

Cash flows from financing activities:
Payment of cash dividends	(4,936)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(412)	(922)
Proceeds from issuance of common stock under employee plans	399	690
Excess tax benefit from stock-based compensation	159	795
Purchase of treasury stock	(1,638)	—

Net cash (used in) provided by financing activities	(6,428)	563

Net increase (decrease) in cash and cash equivalents	4,854	(11,833)
Cash and cash equivalents, beginning of period	53,670	48,974

Cash and cash equivalents, end of period	$58,524	$37,141

Supplemental disclosure of cash flow information:
Taxes paid	$10,235	$12,056

Training equipment obtained in exchange for services	$1,567	$1,227

Change in accrued capital expenditures during the period	$(166)	$(2,844)

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

Our business model provides benefits for multiple distinct groups: our company, our students, our industry relationships and employers and the communities in which we operate. We benefit from the high standards and the material and consultative support of our industry relationships, which are key contributors to the overall quality of training and also to our market appeal to prospective students. Students benefit from our specialized education while improving their opportunities for employment through our direct relationships with these employers. Our industry relationships and employers benefit from a steady flow of well-trained entry-level technicians, which is the ultimate driver of the dynamics of our business model.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K filed with the SEC on November 30, 2011.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

Revision of Previously Issued Financial Statements

During the three months ended December 31, 2011, we identified and recorded an out of period adjustment of $0.8 million (pre-tax) of bad debt expense arising from processing issues related to student funds received from a non-Title IV federal funding agency that should have been recognized during prior years. During the three months ended December 31, 2011, we evaluated the impact of this item on prior periods under the guidance in ASC 250-10 (SEC Staff Accounting Bulletin (SAB) No. 99, “Materiality”) and determined that the amount was not material. We also evaluated the impact of correcting this item through a cumulative adjustment to our financial statements for the three months ended December 31, 2011 and concluded that the impact was not material. During the three months ended June 30, 2012, we identified $0.3 million (pre-tax) of compensation which required payment for services received in periods from October 1, 2002 through March 31, 2012 for which amounts had not been accrued.

We evaluated the impact of the cumulative errors identified during the nine month period ended June 30, 2012 under the guidance in ASC 250-10 on each of the years affected between the years ended September 30, 2003 and September 30, 2011 and concluded the items were not material to any such periods. We also evaluated the impact of correcting these items through a cumulative adjustment to our fiscal 2012 financial statements and concluded that based on the guidance within ASC 250-10 (SEC SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”) it was appropriate to revise our previously issued financial statements to reflect the cumulative impact of this correction. The following table presents the impact of this revision on our September 30, 2011 condensed consolidated balance sheet:

	September 30, 2011
	As Reported	Adjustment	As Revised
Condensed Consolidated Balance Sheets Data:
Deferred tax assets, net	$7,837	$442	$8,279
Total current assets	$133,473	$442	$133,915
Total assets	$265,587	$442	$266,029
Accounts payable and accrued expenses	$35,905	$990	$36,895
Other current liabilities	$642	$(2)	$640
Total current liabilities	$104,696	$988	$105,684
Other liabilities	$4,534	$146	$4,680
Total liabilities	$123,472	$1,134	$124,606
Retained earnings	$62,121	$(692)	$61,429
Total shareholders’ equity	$142,115	$(692)	$141,423
Total liabilities and shareholders’ equity	$265,587	$442	$266,029

The revisions described above did not affect our condensed consolidated statements of income or our condensed consolidated statements of cash flows for the three months and nine month periods ended June 30, 2011. The effect of these adjustments will be reflected in our consolidated financial statements for the years ended September 30, 2012, 2011, 2010 and 2009 which will be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

The amortized cost and estimated fair market value for investments classified as held-to-maturity at June 30, 2012 are as follows:

	Amortized Cost			Estimated Fair Market Value
		Gross Unrealized
		Gains	Losses
Municipal bonds due in less than 1 year	$15,942	$1	$(7)	$15,936
Certificates of deposit due in less than 1 year	9,458	4	—	9,462
Corporate bonds due in less than 1 year	8,167	—	(8)	8,159
Municipal bonds due in 1 - 2 years	—	—	—	—
Certificates of deposit due in 1 - 2 years	5,306	1	—	5,307
Corporate bonds due in 1 - 2 years	6,589	—	(12)	6,577

	$45,462	$6	$(27)	$45,441

The amortized cost and estimated fair market value for investments classified as held-to-maturity at September 30, 2011 are as follows:

	Amortized Cost			Estimated Fair Market Value
		Gross Unrealized
		Gains	Losses
Municipal bonds due in less than 1 year	$26,227	$1	$(19)	$26,209
Certificates of deposit due in less than 1 year	8,103	1	—	8,104
Corporate bonds due in less than 1 year	15,722	—	(37)	15,685
Certificates of deposit due in 1- 2 years	5,830	—	—	5,830

	$55,882	$2	$(56)	$55,828

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

Assets measured at fair value on a recurring basis consisted of the following as of June 30, 2012:

		Fair Value Measurements Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$40,447	$40,447	$—	$—
Corporate bonds	14,736	14,736	—	—
Municipal bonds	15,936	—	15,936	—
Certificates of deposit	14,769	—	14,769	—
Commercial paper	9,003	—	9,003	—

Total assets at fair value on a recurring basis	$94,891	$55,183	$39,708	$—

As of March 31, 2012, our certificates of deposit were transferred to Level 2, as a result of minimal trading activity.

Assets measured at fair value on a recurring basis consisted of the following as of September 30, 2011:

		Fair Value Measurements Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$39,811	$39,811	$—	$—
Corporate bonds	15,685	15,685	—	—
Certificates of deposit	13,934	13,934	—	—
Municipal bonds	26,209	—	26,209	—

Total assets at fair value on a recurring basis	$95,639	$69,430	$26,209	$—

5. Earnings per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months and nine months ended June 30, 2012, 1,057,814 shares and 1,248,195 shares, respectively, and for the three months and nine months ended June 30, 2011, 1,038,759 shares and 1,014,443 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Weighted average number of shares
Basic shares outstanding	24,694	24,462	24,693	24,370
Dilutive effect related to employee stock plans	141	303	132	318

Diluted shares outstanding	24,835	24,765	24,825	24,688

6. Property and Equipment, net

Property and equipment, net consist of the following:

	Depreciable Lives (in years)	June 30, 2012	September 30, 2011
Land	—	$1,456	$1,456
Building and building improvements	35	13,675	13,675
Leasehold improvements	1-28	45,866	45,066
Training equipment	3-10	80,198	79,178
Office and computer equipment	3-10	40,892	40,518
Software developed for internal use	3-5	11,115	10,931
Curriculum development	5	18,716	18,466
Vehicles	5	965	909
Construction in progress	—	3,443	1,081

		216,326	211,280
Less accumulated depreciation and amortization		(126,514)	(110,903)

		$89,812	$100,377

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2012	September 30, 2011
Accounts payable	$6,543	$10,186
Accrued compensation and benefits	23,986	18,539
Other accrued expenses	8,795	8,170

	$39,324	$36,895

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

The United States Department of Justice has notified us that we are the subject of a preliminary investigation (DOJ Preliminary Investigation) concerning Federal False Claims Act (31 U.S.C. § 3729 et seq.) claims. We understand that a former employee alleged our compensation of our enrollment counselors violated the “incentive compensation ban” of Title IV of the Higher Education Act, amongst other potential violations allegedly occurring over a number of years. We intend to fully cooperate with the DOJ Preliminary Investigation. There are no requests for production of documents to date. Pursuant to applicable law and the United States’ request, we cannot make further disclosures concerning this matter.

The same former employee who made allegations subject to the aforementioned DOJ Preliminary Investigation also filed a complaint with the Occupational Safety and Health Administration of the U.S. Department of Labor (DOL) alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act of 2002. We received a request from the DOL in May 2012, pursuant to the complaint filed on May 3, 2012, to furnish documents and other information in response to this complaint. We believe that the former employee was properly terminated based upon failure of performance and not for any illegal or retaliatory reason, and we intend to vigorously defend the claims asserted. We have timely provided the information requested by the government and will continue to cooperate fully with the DOL. At this time, we cannot predict the outcome of the complaint nor can we reasonably estimate the potential costs that may be associated with its eventual resolution. Consequently, we have not recorded any associated liabilities in the accompanying financial statements.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate this policy on the basis of our historical collection experience under the program and will accelerate recognition of the related revenue if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.3 million and $1.1 million during the three months and nine months ended June 30, 2012, respectively, and $0.2 million and $0.6 million during the three months and nine months ended June 30, 2011, respectively. Since loan collectability is not reasonably assured, the loans cannot be recorded as assets under GAAP, and therefore the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets. Our presentation will be reevaluated when sufficient collection history has been obtained.

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

	Three Months Ended June 30,		Nine Months Ended June 30,		Inception to date
	2012	2011	2012	2011
Tuition and interest income excluded	$4,546	$2,268	$12,204	$6,658	$41,989
Amounts collected and recognized	(409)	(249)	(1,139)	(598)	(2,310)
Amounts written-off	(861)	(1,135)	(5,559)	(4,058)	(13,907)

Net amount excluded during the period	$3,276	$884	$5,506	$2,002	$25,772

We have allocated up to an aggregate of $60.0 million of credit under our proprietary loan program. At June 30, 2012, we had committed to provide loans to our students for approximately $48.9 million. We monitor the aggregate amount approved under this program and may make changes in future periods.

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not reflected in our condensed consolidated balance sheets:

	Nine Months Ended June 30,
	2012	2011
Balance at beginning of period	$26,863	$23,301
Loans extended	14,396	4,707
Interest accrued	2,103	1,615
Amounts collected and recognized	(1,139)	(598)
Amounts written off	(5,559)	(4,058)

Balance at end of period	$36,664	$24,967

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

9. Common Shareholders’ Equity

Common Stock

Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On March 30 and June 29, 2012, we paid cash dividends of $0.10 per share to common stockholders of record as of March 15 and June 18, 2012, respectively. The aggregate payment was approximately $4.9 million. At the discretion of our Board of Directors, we intend to pay a dividend quarterly in future periods.

Treasury Stock

Our condensed consolidated balance sheet as of June 30, 2012 and our condensed consolidated statement of shareholders’ equity for the nine months ended June 30, 2012 include a reclassification of $5.5 million and 313,015 shares from common stock and additional paid-in capital to treasury stock. The reclassification relates to the presentation of shares withheld for taxes upon the lapse of restrictions on certain stock-based compensation. Beginning in 2007, we accounted for such shares as if they were returned to the pool of issuable shares under our 2003 Incentive Compensation Plan (the Plan). Based on further consideration, we concluded it was more appropriate to reflect such shares as treasury shares. We determined that the impact of the out-of-period adjustment was not material to our financial statements for the applicable interim and annual periods during the years ended September 30, 2007, 2008, 2009, 2010 and 2011. As a result, we have not restated any prior period amounts. On February 22, 2012, our stockholders approved amendments to the Plan which allow us to return shares withheld for taxes to the pool of issuable shares, effective January 6, 2012. Therefore, shares withheld for taxes subsequent to the effective date are presented as adjustments to common stock and additional paid-in capital in our condensed consolidated balance sheet and condensed consolidated statement of shareholders’ equity.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the nine months ended June 30, 2012, we purchased 125,800 shares at an average price per share of $12.99 and a total cost of approximately $1.6 million. We did not make any purchases during the three months ended June 30, 2012.

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

Summary information by reportable segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues
Postsecondary education	$97,170	$106,802	$305,111	$334,245
Other	2,431	2,132	7,157	6,297

Consolidated	$99,601	$108,934	$312,268	$340,542

Income (loss) from operations
Postsecondary education	$2,090	$7,969	$13,501	$38,118
Other	(572)	(1,263)	(1,641)	(3,169)

Consolidated	$1,518	$6,706	$11,860	$34,949

Depreciation and amortization
Postsecondary education	$5,698	$6,030	$17,738	$17,974
Other	90	151	326	435

Consolidated	$5,788	$6,181	$18,064	$18,409

Net income (loss)
Postsecondary education	$1,337	$4,781	$8,351	$23,145
Other	(324)	(745)	(927)	(1,858)

Consolidated	$1,013	$4,036	$7,424	$21,287

Goodwill
Postsecondary education	$20,579	$20,579	$20,579	$20,579
Other	—	—	—	—

Consolidated	$20,579	$20,579	$20,579	$20,579

Total assets
Postsecondary education	$254,377	$247,078	$254,377	$247,078
Other	3,278	2,760	3,278	2,760

Consolidated	$257,655	$249,838	$257,655	$249,838

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

11. Government Regulation and Financial Aid

Congressional Action and Financial Aid Funding

In December 2011, Congress passed the federal fiscal year 2012 budget, which included the nine remaining appropriations bills needed to fund the federal government for the remainder of the 2012 federal fiscal year. The Consolidated Appropriations Act of 2012 (Appropriations Act), which the President signed on December 23, 2011, included award year 2012-2013 funding levels for Title IV Programs and maintained the existing maximum Federal Pell Grant for the 2012-2013 award year by cutting spending on the other student aid programs and placing new restrictions on eligibility. Additionally, the Appropriations Act reduced the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution. This will reduce the number of students eligible for the maximum Federal Pell Grant. Furthermore, the Appropriations Act eliminated the automatic 10% Pell Grant award for students whose calculated award is at least 5% of the maximum Pell Grant but less than 10%.

The Appropriations Act also made several non-Pell Grant related changes to Title IV Program requirements. Ability-to-benefit options for establishing general student eligibility for Title IV Program funds were eliminated for students who first enroll in a program of study on or after July 1, 2012. This change will require students to have a high school diploma or its recognized equivalent, or to have been home schooled in order to be eligible to receive Title IV Program funds. Additionally, the Department of Education (ED) has issued interpretive guidance in the form of multiple Dear Colleague Letters to institutions. Beginning July 1, 2012, we will not admit first-time students without a high school diploma, or its recognized equivalent, or who have not been home schooled.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law and included provisions to temporarily freeze the interest rate on subsidized Stafford loans through June 30, 2013 and changes eligibility rules for subsidized student loans. New borrowers on or after July 1, 2013 will not be eligible for new subsidized student loans if the period during which the borrower has received such loans exceeds 150% of the published length of the borrower’s educational program.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the Consumer Financial Protection Bureau (CFPB), which became active during 2012. The CFPB is tasked with supervising large banks and certain other types of nonbank financial companies, including alternative loan providers, for compliance with federal consumer financial protection laws.

The new program integrity regulations which became effective July 1, 2011 established standard definitions for financial aid credit hours applicable to all institutions approved by ED and expanded the definition of programs that must be measured in terms of clock hours for Title IV Program purposes. ED’s regulatory structure relies heavily on the accreditors to assess compliance with the regulations. On April 13, 2012, the Accrediting Commission of Career Schools and Colleges (ACCSC), an accrediting commission recognized by ED by which all of our institutions are accredited, released its definition of a credit hour. The ACCSC credit hour definition is intended to reasonably approximate ED’s definition and to provide flexibility in program design and delivery. The definition applies to both degree and non-degree programs. Member schools must complete any necessary program changes no later than December 31, 2012.

In April 2012, an Executive Order was signed ordering the development of “Principles of Excellence” (Principles), which would strengthen enforcement and compliance mechanisms required by educational institutions that serve service members, veterans and family members. The Departments of Defense, Veteran Affairs (VA) and Education, in consultation with the CFPB and the Attorney General, must present a plan to President Obama within 90 days. On May 31, 2012, the VA distributed a letter requesting institutions confirm in writing their intent to comply or not comply with respect to the Principles. On June 29, 2012, we provided written confirmation of our intent to comply pending further guidance from the VA on specific requirements.

The Senate Committee on Health, Education, Labor, and Pensions (HELP) has held a series of oversight hearings on for-profit institutions’ administration of Title IV programs during the 111th and 112th Congresses. On July 29, 2012, the HELP Committee released a report critical of for-profit colleges and universities. This report is the culmination of a two year review.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

Rulemaking Initiative

In May 2011, ED announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act of 1965, as amended (HEA). Negotiations to address teacher preparation and post-disbursement student loan issues began in January 2012 and concluded in March 2012 with negotiators reaching consensus on draft regulations on 25 issues. ED announced that it would publish regulations for three of the issues by November 1, 2012 with an effective date of July 1, 2013; the regulations for the remaining 22 issues will be published after the November 1, 2012 master calendar deadline and will therefore not be effective prior to July 1, 2014. A Notice of Proposed Rulemaking (NPRM) related to the first three issues was published on July 17, 2012.

Gainful Employment

On June 13, 2011, ED published regulations, which were to become effective on July 1, 2012, imposing additional Title IV Program eligibility requirements on certain educational programs. The gainful employment regulations published on June 13, 2011 established three metrics for determining whether a program will qualify as such an educational program.

On June 30, 2012, the U.S. District Court for the District of Columbia found that ED failed to adequately justify the 35% minimum student loan repayment rate measure and struck down all three metrics. Additionally, the Court invalidated two other provisions of the gainful employment regulations. With enforcement of much of the regulatory framework of the gainful employment rules now blocked, ED has not yet announced whether it will appeal the Court’s decision, seek to revise the gainful employment regulations through another negotiated rulemaking session, or to take other steps.

90/10 Rule

One requirement of the HEA, as amended, commonly referred to as the “90/10 Rule”, provides that a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. Multiple legislative proposals have been introduced in Congress that would increase the requirements of the 90/10 Rule. For example, in January 2012, the Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate and, if adopted, would reduce the 90% maximum under the rule to 85%. The proposal would also include tuition derived from Title IV programs for military personnel in the 85% portion of the rule. Additionally, it would impose Title IV ineligibility after one year of noncompliance rather than two.

Regulatory Approvals

In June 2012, we received renewed approval from ED for the Program Participation Agreement covering our Universal Technical Institute of Texas institution. The renewal is effective through March 31, 2018 and covers our Houston, Texas; Dallas/Ft. Worth, Texas and Exton, Pennsylvania campuses.

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

2012 Overview

Operations

Our average undergraduate full-time student enrollment declined 10.8% to approximately 15,300 students for the three months ended June 30, 2012, and declined 10.9% to approximately 16,800 students for the nine months ended June 30, 2012, as compared to the same periods in the prior year. The decline in our average undergraduate full-time student enrollment resulted in a decline in revenues, operating income and net income for the three months and nine months ended June 30, 2012. Our revenues for the three months and nine months ended June 30, 2012 were $99.6 million and $312.3 million, respectively, decreases of $9.3 million, or 8.6%, and $28.3 million, or 8.3%, respectively, from the prior year. Additionally, our revenues for the three months and nine months ended June 30, 2012 excluded $3.8 million and $10.1 million, respectively, of tuition related to students participating in our proprietary loan program. Our net income for the three months and nine months ended June 30, 2012 was $1.0 million and $7.4 million, respectively, decreases of $3.0 million and $13.9 million, respectively, from the prior year.

Our results of operations were also impacted by an increase in advertising expenses and a decrease in compensation and benefits. We increased advertising expense by $2.0 million and $7.4 million for the three months and nine months ended June 30, 2012, respectively, as compared to the same periods in the prior year, in order to meet the quantity and quality inquiry needs to develop student starts during 2012 and early 2013. Advertising expense as a percentage of revenues for the three months and nine months ended June 30, 2012 was approximately 10%. We anticipate our advertising expense will continue to increase in the fourth quarter of 2012, as compared to the same period in 2011, and be in the range of 10%—11% of revenue for the year ending September 30, 2012.

Additionally, our compensation and benefits decreased for the three months and nine months ended June 30, 2012 as a result of the reduction in workforce in June 2011 and the modifications made to our compensation plans in response to the new regulations that became effective July 1, 2011.

Compensation and related costs and bad debt expense for the nine months ended June 30, 2012 include a revision for immaterial errors that relate to prior years. See footnote 2 to our condensed consolidated financial statements included in this quarterly report for further discussion.

We intend to integrate our Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona campus during the current calendar year. As we integrate this curricula at our automotive campuses, we expect to make additional capital investments and incur higher than usual operating expenses. During the year ending September 30, 2012, we anticipate capitalizing within the range of $3.0 million to $3.3 million and incurring approximately $2.0 million in operating expenses during the year ending September 30, 2012.

We started approximately 2,700 students and 9,400 students during the three months and nine months ended June 30, 2012, respectively, as compared to approximately 2,700 and 9,600 for the three months and nine months ended June 30, 2011, respectively. We expect student starts for the remainder of 2012 to be relatively consistent with the number of starts during the same period in the prior year. Additionally, we expect to continue to be impacted by the macro-economic headwinds, ongoing student financing challenges and our lower student populations as we entered the year. We continue to expect average student populations for the full year to decline as compared to the prior year, resulting in a mid to high single digit decline in revenues in 2012 and an overall decline in operating margins compared to 2011. Given these trends and the higher fixed component in our admissions cost structure as a result of regulatory changes, we are focused on efficiencies, managing costs and other opportunities to improve operating margins during the remainder of the year.

Dividend

On March 30 and June 29, 2012, we paid cash dividends of $0.10 per share to common stockholders of record as of March 15 and June 18, 2012, respectively. The aggregate payment was approximately $4.9 million. At the discretion of our Board of Directors, we intend to pay a dividend quarterly in future periods.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the nine months ended June 30, 2012, we purchased 125,800 shares at an average price per share of $12.99 and a total cost of approximately $1.6 million. We did not make any purchases during the three months ended June 30, 2012.

Graduate Employment

During 2011, we graduated approximately 22% more students than we did during 2010 and invested in our graduate placement teams and processes in order to more effectively assist our graduates in finding employment. Through June 30, 2012, our consolidated graduate employment rate for our 2011 graduates is slightly below the rate at the same time in the prior year. The rate has improved for our Motorcycle and Collision Repair programs while the rate has declined for our Automotive and Diesel Technology and Marine programs. We anticipate our overall consolidated graduate employment rate will remain consistent with or slightly below prior year levels during the remainder of the year.

Regulatory Environment

Congressional Action and Financial Aid Funding

In December 2011, Congress passed the federal fiscal year 2012 budget, which included the nine remaining appropriations bills needed to fund the federal government for the remainder of the 2012 federal fiscal year. The Consolidated Appropriations Act of 2012 (Appropriations Act), which the President signed on December 23, 2011, included award year 2012-2013 funding levels for Title IV Programs and maintained a $5,550 maximum Federal Pell Grant for the 2012-2013 award year by cutting spending on the other student aid programs and placing new restrictions on eligibility. Additionally, the Appropriations Act reduced the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution from $32,000 to $23,000. This will reduce the number of students eligible for the maximum Federal Pell Grant. Furthermore, the Appropriations Act eliminated the automatic 10% Pell Grant award for students whose calculated award is at least 5% of the maximum Pell Grant but less than 10%. As a result of these changes, we anticipate that certain of our students may be eligible for less Title IV funding. This may increase demand for our proprietary loan program or other private alternative loans and our student population may decline if students are not able to obtain sufficient funding or are unwilling to take on additional debt.

The Appropriations Act also made several non-Pell Grant related changes to Title IV Program requirements. Ability-to-benefit options for establishing general student eligibility for Title IV Program funds were eliminated for students who first enroll in a program of study on or after July 1, 2012. This change will require students to have a high school diploma or its recognized equivalent, or to have been home schooled in order to be eligible to receive Title IV Program funds. Additionally, the Department of Education (ED) has issued interpretive guidance in the form of multiple Dear Colleague Letters to institutions. As a result of these changes, beginning July 1, 2012, we will not admit first-time students without a high school diploma, or its recognized equivalent, or who have not been home schooled.

In February 2012, President Obama submitted his fiscal year 2013 federal budget request. If enacted, the President’s budget request would, among other things:

•	fund a maximum Pell Grant of $5,635 for the 2013-2014 award year, an $85 increase over the prior year; and

•

make the American Opportunity Tax Credit (AOTC) permanent, which is a refundable tax credit for undergraduate education expenses; the AOTC is currently scheduled to expire at the end of calendar year 2012.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law and included provisions to temporarily freeze the interest rate on Subsidized Stafford loans at 3.4% through June 30, 2013 and changes eligibility rules for subsidized student loans. New borrowers on or after July 1, 2013 will not be eligible for new subsidized student loans if the period during which the borrower has received such loans exceeds 150% of the published length of the borrower’s educational program.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the Consumer Financial Protection Bureau (CFPB), which became active during 2012. The CFPB is tasked with supervising large banks and certain other types of nonbank financial companies, including alternative loan providers, for compliance with federal consumer financial protection laws. It is possible that our proprietary loan program will be subject to such supervision. We will continue to monitor the activities of the CFPB for any impact on our business.

The new program integrity regulations which became effective July 1, 2011 established standard definitions for financial aid credit hours applicable to all institutions approved by ED and expanded the definition of programs that must be measured in terms of clock hours for Title IV Program purposes. ED’s regulatory structure relies heavily on the accreditors to assess compliance with the regulations. On April 13, 2012, the Accrediting Commission of Career Schools and Colleges (ACCSC), an accrediting commission recognized by ED by which all of our institutions are accredited, released its definition of a credit hour. The ACCSC credit hour definition is intended to reasonably approximate ED’s definition and to provide flexibility in program design and delivery. The definition applies to both degree and non-degree programs. Member schools must complete any necessary program changes no later than December 31, 2012. We are in the process of making the necessary program changes.

In April 2012, an Executive Order was signed asking for the development of “Principles of Excellence” (Principles), which would strengthen enforcement and compliance mechanisms required by educational institutions that serve service members, veterans and family members. The Departments of Defense, Veteran Affairs (VA) and Education, in consultation with the CFPB and the Attorney General, must present a plan to President Obama within 90 days. On May 31, 2012, the VA distributed a letter requesting that institutions confirm in writing their intent to comply or not comply with respect to the Principles. On June 29, 2012, we provided written confirmation of our intent to comply pending further guidance from the VA on specific requirements. We will continue to monitor the progress of this activity for any impact on our business.

The Senate Committee on Health, Education, Labor, and Pensions (HELP) has held a series of oversight hearings on for-profit institutions’ administration of Title IV programs during the 111th and 112th Congresses. On July 29, 2012, the HELP Committee released a report critical of for-profit colleges and universities. This report is the culmination of a two year review. We continue to be diligent in our efforts to provide value to our students and our industry customers and to remain in compliance with state, federal and accrediting agency rules and regulations.

Rulemaking Initiative

In May 2011, ED announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act of 1965, as amended (HEA). Negotiations to address teacher preparation and post-disbursement student loan issues began in January 2012 and concluded in March 2012 with negotiators reaching consensus on draft regulations on 25 issues. Certain issues may impact our gainful employment metrics. ED announced that it would publish regulations for three of the issues by November 1, 2012 with an effective date of July 1, 2013; the regulations for the remaining 22 issues will be published after the November 1, 2012 master calendar deadline and will therefore not be effective prior to July 1, 2014. A Notice of Proposed Rulemaking (NPRM) related to the first three issues was published on July 17, 2012. We continue to monitor the remaining negotiated rulemaking process and development of the NPRM and will take actions we believe appropriate to respond to the draft and final rules.

Gainful Employment

On June 13, 2011, ED published regulations, which were to become effective on July 1, 2012, imposing additional Title IV Program eligibility requirements on certain educational programs. The gainful employment regulations published on June 13, 2011 established metrics for determining whether a program will qualify as such an educational program.

On June 30, 2012, the U.S. District Court for the District of Columbia found that ED failed to adequately justify the 35% minimum student loan repayment rate measure and struck down all three metrics. In addition, the Court invalidated two other provisions of the gainful employment regulations, one that requires institutions seeking to offer a new vocational program to obtain prior approval from ED, and one that requires institutions to provide data to ED to calculate two of the gainful employment measures. With enforcement of much of the regulatory framework of the gainful employment rules now blocked, ED has not yet announced whether it will appeal the Court’s decision, seek to revise the gainful employment regulations through another negotiated rulemaking session, or to take other steps. All of our programs met ED’s gainful employment requirements as defined prior to the Court’s ruling.

90/10 Rule

One requirement of the HEA, as amended, commonly referred to as the “90/10 Rule”, provides that a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. Multiple legislative proposals have been introduced in Congress that would increase the requirements of the 90/10 Rule. For example, in January 2012, the Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate and, if adopted, would reduce the 90% maximum under the rule to 85%. The proposal would also include tuition derived from Title IV programs for military personnel in the 85% portion of the rule. Additionally, it would impose Title IV ineligibility after one year of noncompliance rather than two. We will monitor activity related to the 90/10 Rule for any impact on our business.

Regulatory Approvals

In June 2012, we received renewed approval from ED for the Program Participation Agreement covering our Universal Technical Institute of Texas institution. The renewal is effective through March 31, 2018 and covers our Houston, Texas; Dallas/Ft. Worth, Texas and Exton, Pennsylvania campuses.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	52.9%	53.2%	50.5%	49.7%
Selling, general and administrative	45.6%	40.6%	45.7%	40.0%

Total operating expenses	98.5%	93.8%	96.2%	89.7%

Income from operations	1.5%	6.2%	3.8%	10.3%

Interest income, net	0.1%	0.0%	0.1%	0.0%
Other income	0.0%	0.1%	0.1%	0.1%

Total other income	0.1%	0.1%	0.2%	0.1%

Income before income taxes	1.6%	6.3%	4.0%	10.4%
Income tax expense	0.6%	2.6%	1.6%	4.1%

Net income	1.0%	3.7%	2.4%	6.3%

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months and nine months ended June 30, 2012 were $7.6 million and $31.0 million, respectively, as compared to $13.2 million and $54.4 million for the three months and nine months ended June 30, 2011, respectively.

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

EBITDA reconciles to net income as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$1,013	$4,036	$7,424	$21,287
Interest income, net	(63)	(56)	(213)	(199)
Income tax expense	574	2,816	5,021	14,206
Depreciation and amortization	6,043	6,425	18,810	19,070

EBITDA	$7,567	$13,221	$31,042	$54,364

Return on equity for the trailing four quarters ended June 30, 2012 was 9.1% compared to 21.2% for the trailing four quarters ended September 30, 2011. Return on equity is calculated as the sum of net income for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average undergraduate full-time student enrollment	15,300	17,200	16,800	18,800
Total seats available	27,900	29,600	27,900	29,600
Average capacity utilization	54.8%	58.1%	60.2%	63.5%

We continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.

The lease for our Glendale Heights, Illinois campus expires in 2013. We are currently negotiating a lease to relocate the campus within the region. Any relocation under the current negotiations is contingent upon approval of a proposed tax increment financing.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 and Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Revenues. Our revenues for the three months ended June 30, 2012 were $99.6 million, representing a decrease of $9.3 million, or 8.6%, as compared to revenues of $108.9 million for the three months ended June 30, 2011 as a result of a decrease in our average undergraduate full-time student enrollment of 10.8%. The decrease was offset by tuition rate increases between 3% and 5%, depending on the program. Our revenues for the three months ended June 30, 2012 and 2011 excluded $3.8 million and $1.7 million, respectively, of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we recognize the related revenues as payments are received from the students participating in this program. We recognized $0.4 million and $0.2 million of revenues and interest under the program during the three months ended June 30, 2012 and 2011, respectively.

Our revenues for the nine months ended June 30, 2012 were $312.3 million, representing a decrease of $28.3 million, or 8.3%, as compared to revenues of $340.5 million for the nine months ended June 30, 2011 as a result of a decrease in our average undergraduate full-time student enrollment of 10.9%. The decrease was offset by tuition rate increases between 3% and 5%, depending on the program. Our revenues for the nine months ended June 30, 2012 and 2011 excluded $10.1 million and $5.0 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $1.1 million and $0.5 million of revenues and interest under the program during the nine months ended June 30, 2012 and 2011, respectively.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months and nine months ended June 30, 2012 were $52.6 million and $157.8 million, respectively, a decrease of $5.4 million and $11.7 million, respectively, as compared to $58.0 million and $169.5 million for the same periods in the prior year.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Salaries expense	$23,402	$26,371	$68,851	$74,375
Employee benefits and tax	4,492	5,692	13,791	15,150
Bonus expense	484	389	2,159	2,915
Stock-based compensation	263	213	815	692

Compensation and related costs	28,641	32,665	85,616	93,132

Occupancy costs	9,111	9,168	27,387	27,294
Other educational services and facilities expense	5,291	6,026	15,563	17,476
Depreciation and amortization expense	4,689	4,774	14,346	14,040
Supplies and maintenance	2,509	2,675	7,415	8,611
Tools and training aids expense	2,380	2,682	7,448	8,965

	$52,621	$57,990	$157,775	$169,518

Compensation and related costs decreased $4.0 million and $7.5 million during the three months and nine months ended June 30, 2012, respectively, compared to the same periods in the prior year. The decrease is primarily attributable to approximately $2.3 million of compensation related costs incurred in the prior year in connection with our reduction in workforce as well as the resulting decrease in employee headcount. Additionally, bonus expense decreased during the nine months ended June 30, 2012, compared to the same period in the prior year primarily due to modifications made to our compensation plans in response to the new regulations that became effective July 1, 2011. We anticipate our compensation and related costs will decrease for the year ending September 30, 2012 as compared to the year ended September 30, 2011.

Tools and training aids expense, supplies and maintenance and student-related expenses decreased a combined $0.6 million and $3.0 million during the three months and nine months ended June 30, 2012, respectively, compared to the same periods in the prior year. The decrease was primarily due to our lower average undergraduate full-time student enrollments during the current period as well as our cost savings efforts in anticipation of lower average student populations for 2012. Additionally, travel expense and contract services decreased $0.5 million and $1.1 million during the three months and nine months ended June 30, 2012, respectively, compared to the same periods in the prior year, primarily as a result of cost savings efforts.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and nine months ended June 30, 2012 were $45.5 million and $142.6 million, respectively, representing an increase of $1.3 million and $6.5 million, respectively, as compared to $44.2 million and $136.1 million for the same periods in the prior year.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Salaries expense	$18,019	$17,742	$54,696	$51,145
Employee benefits and tax	3,828	4,335	12,436	11,993
Bonus expense	1,213	1,781	5,217	6,975
Stock-based compensation	1,344	1,043	4,573	4,079

Compensation and related costs	24,404	24,901	76,922	74,192

Advertising expense	10,070	8,099	32,231	24,865
Other selling, general and administrative expenses	6,126	6,398	18,718	21,602
Depreciation and amortization expense	1,354	1,651	4,464	5,030
Contract services expense	1,360	1,348	4,003	4,118
Bad debt expense	1,302	1,649	4,446	5,450
Legal services expense	846	192	1,849	818

	$45,462	$44,238	$142,633	$136,075

Advertising expense increased $2.0 million and $7.4 million for the three months and nine months ended June 30, 2012, respectively, in order to improve the quality and quantity of inquiries and applications for the year. This resulted in increased spending on various media including television, internet, magazine and inquiry generation programs. For the three months and nine months ended June 30, 2012, the number of inquiries increased 8.8% and 1.6% as compared to the same periods in the prior year. We anticipate our advertising expense will be in the range of 10%—11% of revenue for the year ending September 30, 2012.

In 2011, we made modifications made to our compensation plans in response to the new regulations that became effective July 1, 2011 which impacted salaries expense and bonus expense. Additionally, we completed a reduction in workforce in June 2011 which resulted in severance expense of $1.4 million as well as a decrease in employee headcount. The compensation modifications and the reduction in workforce resulted in a decrease of $0.5 million in compensation and related costs during the three months ended June 30, 2012 and an increase of $2.7 million during the nine months ended June 30, 2012, compared to the same periods in the prior year. We anticipate our compensation and related costs will increase for the year ending September 30, 2012 as compared to the year ended September 30, 2011.

Our legal services expense increased $0.7 million and $1.0 million for the three months and nine months ended June 30, 2012 as a result of various legal claims. We anticipate that we will experience an increase in legal services expense, as compared to prior periods, until such time as the claims are resolved. See Legal Proceedings in Part II, Item 1 for further discussion.

Income taxes. Our provision for income taxes for the three months and nine months ended June 30, 2012 was $0.6 million, or 36.2% of pre-tax income, and $5.0 million, or 40.3% of pre-tax income, respectively. Our provision for income taxes for the three months and nine months ended June 30, 2011 was $2.8 million, or 41.1% of pre-tax income, and $14.2 million, or 40.0% of pre-tax income, respectively. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations through the next 12 months.

We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses, as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, consideration of strategic acquisitions and other potential uses of cash. In March and June 2012, we paid a cash dividend of $0.10 per share on the common stock of the Company. At the discretion of our Board of Directors, we intend to pay a dividend quarterly in future periods. Additionally, as discussed previously, we repurchased approximately $1.6 million of our outstanding common stock during the nine months ended June 30, 2012. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $92.1 million at June 30, 2012.

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

Operating Activities

Our net cash provided by operating activities was $9.2 million and $31.6 million for the nine months ended June 30, 2012 and June 30, 2011, respectively. For the nine months ended June 30, 2012, changes in our operating assets and liabilities resulted in cash outflows of $22.2 million. A decrease in deferred revenue resulted in a cash outflow of $16.9 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at June 30, 2012 compared to September 30, 2011. The increase in receivables was related to the timing of Title IV disbursements and other cash receipts on behalf of our students. The increase in accounts payable and accrued expenses was primarily due to the timing of our payroll cycle. During the nine months ended June 30, 2012, we returned approximately $1.8 million of the total $4.3 million obligation recorded related to the clarification from the non Title IV funding agency discussed previously in this quarterly report. Additionally, accounts payable and accrued expenses were impacted by the timing of our payroll cycle. The increase in prepaid expenses and other current assets resulted in a cash outflow of $2.3 million and was primarily related to our prepaid insurance plans.

During the nine months ended June 30, 2011, the changes in our operating assets and liabilities resulted in cash outflows of $23.0 million and were primarily attributable to changes accounts payable and accrued expenses and deferred revenue, partially offset by changes in deferred rent. The decrease in accounts payable and accrued expenses resulted in a use of cash of $17.6 million and was primarily due to the timing of our payroll cycle, payments of 2010 bonuses and the modifications to our compensation plans, which resulted in accelerated bonus payments in June. A decrease in deferred revenue resulted in a cash outflow of $6.0 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at June 30, 2011 compared to September 30, 2010. In September 2010, we entered into a leasing arrangement to relocate our headquarters during the second quarter of 2011. The lease included incentives such as a leasehold improvement allowance, moving allowance, and free rent periods which will be recognized on a straight-line basis over the initial lease term resulting in a $4.9 million increase in deferred rent.

Investing Activities

For the nine months ended June 30, 2012, cash provided by investing activities was $2.1 million. We had cash outflows of $49.3 million to purchases investments and cash inflows of $58.3 million from proceeds received upon maturity of investments. We had cash outflows of $7.0 million related to the purchase of new and replacement training equipment for our ongoing operations.

For the nine months ended June 30, 2011, cash used in investing activities was $44.0 million and was primarily related to our investment of $26.0 million in office leasehold improvements, our Automotive Technology and Diesel Technology II program curricula and the purchase of new and replacement training equipment for our ongoing operations. We had cash outflows of $57.6 million for purchases of investments, and cash inflows of $39.5 million from proceeds received upon maturity of investments.

Financing Activities

During the nine months ended June 30, 2012, cash used in financing activities was primarily attributable to the payment of cash dividends on March 30 and June 29, 2012 of $0.10 per share totaling $4.9 million and the repurchase of approximately $1.6 million of treasury stock. During the nine months ended June 30, 2011 cash provided by financing activities was primarily attributable to activity in our stock-based compensation plans.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2011 Annual Report on Form 10-K, filed with the SEC on November 30, 2011. During the nine months ended June 30, 2012, there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our 2011 Annual Report on Form 10-K, filed with the SEC on November 30, 2011. During the nine months ended June 30, 2012, there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The United States Department of Justice has notified us that we are the subject of a preliminary investigation (DOJ Preliminary Investigation) concerning Federal False Claims Act (31 U.S.C. § 3729 et seq.) claims. We understand that a former employee alleged our compensation of our enrollment counselors violated the “incentive compensation ban” of Title IV of the Higher Education Act, amongst other potential violations allegedly occurring over a number of years. We intend to fully cooperate with the DOJ Preliminary Investigation. There are no requests for production of documents to date. Pursuant to applicable law and the United States’ request, we cannot make further disclosures concerning this matter.

The same former employee who made allegations subject to the aforementioned DOJ Preliminary Investigation also filed a complaint with the Occupational Safety and Health Administration of the U.S. Department of Labor (DOL) alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act of 2002. We received a request from the DOL in May 2012, pursuant to the complaint filed on May 3, 2012, to furnish documents and other information in response to this complaint. We believe that the former employee was properly terminated based upon failure of performance and not for any illegal or retaliatory reason, and we intend to vigorously defend the claims asserted. We have timely provided the information requested by the government and will continue to cooperate fully with the DOL. At this time, we cannot predict the outcome of the complaint nor can we reasonably estimate the potential costs that may be associated with its eventual resolution. Consequently, we have not recorded any associated liabilities in the accompanying financial statements.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the purchase of equity securities for the three months ended June 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands) (1)
April 2012	—	$—	—	$23,366
May 2012	—	$—	—	$23,366
June 2012	—	$—	—	$23,366

Total	—		—	$23,366

(1)	On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions.

Item 6. EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Income Statements; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated: August 3, 2012	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)