Form 10-K
period 2012-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2012-11-28
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐        No  ☑

As of November 15, 2012, 24,911,853 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the Company’s most recently completed second fiscal quarter (March 31, 2012) was approximately $309,421,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This 2012 Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments, or agency interpretations of such regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree, diploma and certificate programs at 11 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (UTI/NASCAR Tech). We also offer manufacturer-specific advanced training programs, including student paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 47 years.

For the year ended September 30, 2012, our average undergraduate full-time student enrollment was 16,500.

Business Model

We believe our business model is unique and allows us to offer services to our students and to our industry customers. We provide high quality training using current technology and tools to our students which allows us to provide highly skilled entry-level technicians to employers in the industries we serve, including many companies with which we have training relationships. These relationships represent formal, sometimes exclusive, agreements with leading automotive, diesel, motorcycle and marine original equipment manufacturers (OEM) and brands. The depth and breadth of these relationships provides a unique competitive advantage for our company, our students and our employers.

Our business model provides benefits for several distinct groups: our company, our students, our industry relationships and employers and the communities in which we are located. We benefit from the high standards and the material and consultative support of our industry relationships which are key contributors to the overall quality of training and also to our market appeal to prospective students. Students benefit from our specialized education while improving their opportunities for employment through our direct relationships with these employers. Our industry relationships and employers benefit from a steady flow of well-trained entry-level technicians which is the ultimate driver of the dynamics of our business model.

We are a primary, and often the sole, provider of manufacturer based training programs and we have relationships with the following OEMs:

American Honda Motor Co., Inc.	Mercury Marine, a division of Brunswick Corp.
American Suzuki Motor Corp.	Navistar International Corp.
BMW of North America, LLC	Nissan North America, Inc.
Cummins Rocky Mountain, a subsidiary of Cummins, Inc.	Porsche Cars of North America, Inc.
Daimler Trucks N.A.	Toyota Motor Sales, U.S.A., Inc.
Ford Motor Co.	Volvo Cars of North America, LLC
Harley-Davidson Motor Co.	Volvo Penta of the Americas, Inc.
Kawasaki Motors Corp., U.S.A.	Yamaha Motor Corp., USA
Mercedes-Benz USA, LLC

Participating OEMs typically assist us in the development of course content and curricula while providing us with vehicles, equipment, specialty tools and parts at reduced prices or at no charge. In some instances they pay for a student’s tuition. This collaboration enables us to provide highly specialized education to our students, resulting in enhanced employment opportunities and the potential for higher wages for our graduates.

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

Business Strategy

Our goal is to sustain and strengthen our market position as the leading provider of entry-level professional technician training for the automotive, diesel, collision repair, motorcycle and marine industries. Our unique business model is supported by consistently high performance in each of our three core operational areas: student recruitment, industry relevant training and graduate employment services.

With the competitive advantage of our industry relationships, our business model and the three core operational areas as our foundation, our business strategy is as follows:

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

Our marketing strategies are designed to align student inquiry generation with specific student segments and their corresponding recruiting channels. These inquiries are generated, and our brand strengthened, with a national multimedia marketing strategy to reach prospective students.

Our industry relationships give us direct input on the latest needs and requirements of employers, which not only guides our prospective student recruitment, but also strengthens our curricula and our students’ opportunities for employment after graduation.

As part of our commitment to offering the best possible student experience, we believe that experience extends from before enrollment to beyond graduation. At each stage, we provide relevant services to assist the student with tuition financing options, educational and career counseling, opportunities for part-time work and housing assistance and ultimately, graduate employment.

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

We began teaching the Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona campus as an evaluation tool before offering it at our new Dallas/Fort Worth, Texas campus at its opening in June 2010. The new curricula have been well received and we graduated the first class at our Dallas/Fort Worth, Texas campus during 2011. In September 2012, we began integrating the new curricula at our Avondale, Arizona campus to the wider student population. In future years, we intend to continue integrating the new curricula and methodologies at existing campuses which offer Automotive and Diesel Technology programs beginning with another campus in calendar year 2013.

Rapidly changing technology in the industries for which we provide technicians requires us to ensure our course content remains as current as our instruction methodology if we are to sustain our position as a critical provider of entry-level technicians. With that in mind, we work closely with our industry customers to adapt and update course offerings to meet their needs. Furthermore, our advanced training programs, including manufacturer supported elective courses and our manufacturer specific advanced training programs, are direct outgrowths of our industry relationships, a unique aspect of our education program and a key market differentiator for us.

We are constantly improving and expanding our manufacturer sponsored courses. During 2012, we began offering the Honda Professional Automotive Career Training (PACT) program as a manufacturer supported and equipped elective for our undergraduate students at our Glendale Heights, Illinois campus. During 2013, we anticipate offering the Daimler Trucks Finish First elective at our Glendale Heights, Illinois campus, the Mercedes Benz ELITE START elective at our Houston, Texas campus, and the Cummins Qualified Technician Program elective at our Exton, Pennsylvania campus.

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

Success in this critical activity provides value to us as well as to students and employers because our ability to help launch a graduate’s career is key in attracting prospective students.

Our employment rates have come under pressure over the past two years for a variety of reasons and the recent recession has affected hiring in the end markets we serve to varying degrees. Certain industries have experienced a weaker recovery than others. For example, between 2007 and 2011, the automotive industry has experienced a reduction in the number of dealerships from 21,200 to 17,700. The consolidation of automotive dealerships resulted in a shift of employment opportunities for our graduates into automobile aftermarket service from automotive dealerships where, historically, the placement of our graduates has been concentrated. This has translated into a more difficult employment market for certain industries and has put some pressure on our overall employment rates. Our graduate employment rate for our fiscal 2011 graduate cohort declined compared to our fiscal 2010 graduate cohort. Please see the discussion in “Graduate Employment” later in this Report on Form 10-K for further discussion.

Management of our industry relationships to broaden and deepen the involvement of our current relationships and to attract new industry relationships.

No relationships are more critical to our success than those with the OEMs. We have a dedicated account management team at our corporate level focused on managing those relationships and developing new ones.

We deliver value to these OEMs by functioning as an efficient hiring source and low cost training option. Our record at meeting their needs is a strong one and the primary reason we have long-standing industry relationships such as those with Harley Davidson and Ford, 28 years and 13 years, respectively.

We constantly seek new relationships, both from within the OEMs and also among other relevant groups or organizations. The Honda PACT program is an example of this activity.

Industry Background

The market for qualified service technicians is large and stable. In the most recent data available, the United States (U.S.) Department of Labor (DOL) estimated that in 2010 there were approximately 723,400 employed automotive technicians in the United States, and this number was expected to increase by 17.3% from 2010 to 2020. Other 2010 estimates provided by the U.S. DOL indicate that the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair, are expected to increase by 14.5%, 18.4%, 23.3% and 20.2%, respectively. The need for technicians is due to a variety of factors, including technological advancement in the industries into which our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service and an aging and retiring workforce that generally requires training to keep up with technological advancements and maintain its technical competency. As a result of these factors, the U.S. DOL estimates that an average of approximately 48,300 new job openings will exist annually for new entrants from 2010 to 2020 in the fields that we serve, according to data collected. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers who can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.

Schools and Programs

Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (UTI/NASCAR Tech). The majority of our undergraduate programs are designed to be completed in 45 to 102 weeks and culminate in an associate of occupational studies degree, diploma or certificate, depending on the program and campus. Tuition ranges from approximately $20,400 to $48,100 per program, depending on the nature and length of the program. Our campuses are accredited and our undergraduate programs are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (HEA), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED).

Our undergraduate schools and programs are summarized in the following table:

Location	Brand	Date Training Commenced	Principal Programs
Arizona (Avondale)	UTI	1965	Automotive; Diesel & Industrial
Arizona (Phoenix)	MMI	1973	Motorcycle
California (Rancho Cucamonga)	UTI	1998	Automotive; Diesel & Industrial
California (Sacramento)	UTI	2005	Automotive; Diesel & Industrial; Collision Repair and Refinishing
Florida (Orlando)	UTI/MMI	1986	Automotive; Motorcycle; Marine
Illinois (Glendale Heights)	UTI	1988	Automotive; Diesel & Industrial
Massachusetts (Norwood)	UTI	2005	Automotive; Diesel & Industrial
North Carolina (Mooresville)	UTI/NASCAR Tech	2002	Automotive; Automotive with NASCAR
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel & Industrial
Texas (Dallas/Ft. Worth)	UTI	2010	Automotive; Diesel & Industrial
Texas (Houston)	UTI	1983	Automotive; Diesel & Industrial; Collision Repair and Refinishing

Universal Technical Institute (UTI)

UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are accredited by the National Automotive Technicians Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE). In order to apply for NATEF accreditation, a school must meet the NATEF curriculum requirements and have also graduated its first class. We offer the following programs under the UTI brand:

•

Automotive Technology.    Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. The program ranges from 51 to 88 weeks in duration, and tuition ranges from approximately $29,100 to $39,600. Graduates of this program are qualified to work as entry-level service technicians in automotive dealer service departments or automotive repair facilities.

•

Diesel & Industrial Technology.    Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. The program is 45 to 57 weeks in duration and tuition ranges from approximately $27,050 to $34,300. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•

Automotive/Diesel Technology.    Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. The program ranges from 75 to 84 weeks in duration and tuition ranges from approximately $39,450 to $45,950. Graduates of this program typically can work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships. Beginning in April 2012, we discontinued enrollment in our legacy Automotive/Diesel Technology program, which was only available at our Avondale, Arizona; Houston, Texas and Glendale Heights, Illinois campuses. New students may enroll in our existing Automotive Technology or Automotive/Diesel and Industrial Technology programs at those campuses. Additionally, students who wish to complete a combined automotive and diesel program may enroll in our Automotive Technology and Diesel Technology II program, which is currently offered at our Avondale, Arizona and

Dallas/Ft. Worth, Texas campuses. In future years, we intend to continue integrating the Automotive Technology and Diesel Technology II curricula at our other automotive campuses beginning with another campus in calendar year 2013.

•

Automotive/Diesel & Industrial Technology.    Established in 1970, the Automotive/Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 100 weeks in duration and tuition ranges from approximately $37,050 to $48,100. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including material handling, construction, transport refrigeration or farming.

•

Collision Repair and Refinishing Technology (CRRT).    Established in 1999, the CRRT program is designed to teach students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program is 51 weeks in duration and tuition ranges from approximately $29,350 to $31,850. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•

Motorcycle.    Established in 1973, the MMI program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 48 to 102 weeks in duration and tuition ranges from approximately $20,400 to $43,150. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by six major motorcycle manufacturers. We have agreements relating to motorcycle elective programs with American Honda Motor Co., Inc.; American Suzuki Motor Corp.; BMW of North America, LLC; Harley-Davidson Motor Co.; Kawasaki Motors Corp., U.S.A.; and Yamaha Motor Corp., USA. We have agreements for dealer training with American Honda Motor Co., Inc. and Harley-Davidson Motor Co. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting in our course development, providing equipment and product donations, and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

•

Marine.    Established in 1991, the MMI program is designed to teach students how to diagnose, service and repair boats. The program is 51 weeks in duration and tuition is approximately $25,750. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers and we have agreements relating to marine elective programs with American Honda Motor Co., Inc.; American Suzuki Motor Corp.; Mercury Marine, a division of Brunswick Corp.; Volvo Penta of the Americas, Inc. and Yamaha Motor Corp., USA. We have agreements for dealer training with American Honda Motor Co. Inc. and Mercury Marine, a division of Brunswick Corp. These marine manufacturers support us through their endorsement of our curricula content, assisting with course development, equipment and product donations, and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

NASCAR Technical Institute (UTI/NASCAR Tech)

Established in 2002, UTI/NASCAR Tech offers the same type of automotive training as other UTI locations, along with additional NASCAR-specific elective courses. In the NASCAR-specific elective courses, students have the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities. The programs range from 48 to 78 weeks in duration and tuition ranges from $30,200 to $42,850. Graduates of the Automotive Technology program and the Automotive Technology with NASCAR (the NASCAR program) at UTI/NASCAR Tech are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. Graduates from the NASCAR program have additional opportunities to work in racing-related industries. In 2011 and 2010, approximately 21% and 18%, respectively, of the graduates from the NASCAR program have found employment opportunities to work in racing-related industries. Additionally, approximately 66% and 72%, respectively, of the 2011 and 2010 graduates from all programs at UTI/NASCAR Tech are working in the automotive service sector.

Advanced Training Programs

We offer advanced training programs in the form of manufacturer supported elective courses which may be added to a student’s core Automotive, Diesel or Motorcycle undergraduate program, or as a post-graduate program, which are manufacturer specific advanced training programs (MSAT).

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

Electives

Pursuant to written agreements, we offer the following advanced training elective programs for the following OEMs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

•	American Honda Motor Company, Inc. We provide the Honda PACT elective at our Glendale Heights, Illinois campus.

•	BMW of North America, LLC. We provide BMW’s FastTrack Program at the BMW training center in Ontario, California, and at our Avondale, Arizona and Orlando, Florida campuses.

•	Cummins Rocky Mountain, a subsidiary of Cummins, Inc. We provide the Cummins Qualified Technician Program elective at our Avondale, Arizona and Houston, Texas campuses.

•	Daimler Trucks N.A. We provide the Daimler Trucks Finish First elective at our Avondale, Arizona campus.

•	Ford Motor Co. We provide the Ford Accelerated Credential Training elective at all UTI campuses except our Dallas/Ft. Worth, Texas campus.

•	Mercedes-Benz USA, LLC. We provide the Mercedes-Benz ELITE START program at our Rancho Cucamonga, California and Norwood, Massachusetts campuses.

•	Navistar International Corp. We provide the International Truck Elective Program at our Glendale Heights, Illinois campus.

•

Nissan North America, Inc.    We provide the Nissan Automotive Technician Training elective at our Houston, Texas; Mooresville, North Carolina; Sacramento, California; Orlando, Florida and Norwood, Massachusetts campuses.

•	Toyota Motor Sales, U.S.A., Inc. We provide the Toyota Professional Automotive Technician elective at our Glendale Heights, Illinois; Exton, Pennsylvania and Sacramento, California campuses.

Manufacturer specific advanced training programs

Our manufacturer specific advanced training programs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive or diesel program may apply to be selected for these programs. The programs range from 10 to 24 weeks in duration. Pursuant to written agreements, we offer the following MSAT programs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

•

BMW of North America, LLC.    We provide BMW’s Service Technician Education Program (STEP) and Mini Service Technical Education Program (MINI STEP). Both programs are provided at our Orlando, Florida campus and at the BMW training centers in Ontario, California, and Woodcliff Lake, New Jersey. STEP is also provided at our Avondale, Arizona campus. This agreement expires on December 31, 2014 and may be terminated for cause by either party.

•

Navistar International Corp.    We provide the International Truck Education Program training program at our Glendale Heights, Illinois, Exton, Pennsylvania, and Sacramento, California campuses. This agreement expires on December 31, 2014 and may be terminated without cause by either party.

•

Porsche Cars of North America, Inc.    We provide the Porsche Technician Apprenticeship Program at the Porsche Training Center in Atlanta, Georgia. This agreement expires September 30, 2013 and may be renewed by mutual agreement.

•	Volvo Cars of North America, LLC. We provide Volvo’s Service Automotive Factory Education program training at our Avondale, Arizona campus. This agreement expires on December 31, 2012.

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

•

Product/Financial Support.    Product/financial support is an integral component of our business strategy and is present throughout our schools. In these relationships, sponsors provide their products, including equipment and supplies, at reduced or no cost to us, in return for our use of those products in the classroom. Additionally, they may provide financial sponsorship to either us or to our students. Product/financial support is an attractive marketing opportunity for sponsors because our classrooms provide them with early access to the future end-users of their products. As students become familiar with a manufacturer’s products during training, they may be more likely to continue to use the same products upon graduation. Our product support relationships allow us to minimize the equipment and supply costs in each of our classrooms and significantly reduce the capital outlay necessary for operating and equipping our campuses.

An example of a product/financial support relationship is:

•

Snap-on Tools.    As a premier tool provider to the industry, we have been able to form a strategic agreement with Snap-on Tools. Upon graduation from our undergraduate programs, students receive a Snap-on Tools entry-level tool set having an approximate retail value of $1,000, which can become valuable as a student establishes their career. We purchase these tool sets from Snap-on Tools at a discount from their list price pursuant to a written agreement which expires in April 2017. In the context of this relationship, we have granted Snap-on Tools exclusive access to our campuses to display tool related advertising, and we have agreed to use Snap-on Tools equipment to train our students. We receive credits from Snap-on Tools for student tool kits that we purchase and any additional purchases made by our students. We can then redeem those credits in multiple ways, which historically has been to purchase Snap-on Tools equipment and tools for our campuses at the full retail list price.

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

An example of a licensing arrangement is:

•

NASCAR.    We have a licensing arrangement with NASCAR and are its exclusive education provider for automotive technicians. The agreement expires on December 31, 2017 and may be terminated for cause by either party at any time prior to its expiration. This relationship provides us with access to the network of NASCAR sponsors, presenting us with the opportunity to enhance our product support relationships. In July 2002, NASCAR Technical Institute opened in Mooresville, North Carolina where students have the opportunity to take NASCAR-specific elective courses that were developed through a collaboration of NASCAR crew chiefs and motorsports industry leaders. The popular NASCAR brand name combined with the opportunity to learn on high-performance cars is a powerful recruiting and retention tool. It also provides students with the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities.

•

Manufacturer Training.    Manufacturer training relationships provide benefits to us that impact each of our education programs. These relationships support entry-level training tailored to the needs of a specific manufacturer, as well as continuing education and training of experienced technicians. In both the entry-level and continuing education programs, students receive training and manufacturer certification on a given manufacturer’s products. In return, the manufacturer supplies vehicles, equipment, specialty tools and parts and assistance in developing curricula. Students who receive the entry-level training may earn manufacturer certification to work on that manufacturer’s products when they complete the program. The manufacturer certification typically leads to both improved employment opportunities and the potential for higher wages. The continuing education programs for experienced technicians are paid for by the manufacturer and often take place in our facilities, allowing the manufacturer to avoid the costs associated with establishing its own dedicated facility. Manufacturer training relationships lower the capital investment necessary to equip our classrooms and provide us with a significant marketing advantage. In addition, through these relationships, manufacturers are able to increase the pool of skilled technicians available to service and repair their products.

Examples of manufacturer training relationships include:

•

Mercedes-Benz USA, LLC.    This is an example of a student-paid elective program. We offer the Mercedes-Benz ELITE START elective program at our Rancho Cucamonga, California and Norwood, Massachusetts campuses. The Mercedes-Benz Program uses training and course materials as well as training vehicles and equipment provided by Mercedes-Benz.

•

American Honda Motor Co., Inc.    This is an example of a dealer technician training program paid for by the manufacturer or dealer. We provide marine and motorcycle training for experienced American Honda technicians utilizing training materials and curricula provided by American Honda. Our instructors provide marine and motorcycle dealer training at American Honda-authorized training centers across the United States. We oversee the administration of the motorcycle training program, including technician enrollment. Additionally, American Honda supports our campus Hon Tech training program by donating equipment and providing curricula.

•

Porsche Cars of North America, Inc.    This is an example of an MSAT program paid for by the OEM. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program at the Porsche Training Center in Atlanta, Georgia using vehicles, equipment, specialty tools and curricula provided by Porsche. The written agreement expires September 30, 2013 and may be renewed by mutual agreement.

Student Recruitment Model

Our student recruitment efforts begin with our commitment to positive outcomes, both for our students and our industry relationships. Our responsibility to present job-ready graduates to employers requires that we recruit, enroll and train prospective students who have the drive and potential to successfully pursue a career in their field of training. We use a national multi-touch media approach, including digital fulfillment and engagement platforms, to generate the quality and quantity of prospective students necessary for our three primary admissions channels to enroll and start students.

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

We utilize a student-centered recruiting policy to maximize efficiency of our admissions representatives with a focus on the prospective student. Our admissions representatives are provided with training and tools to assist any prospective student.

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

•

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

•

Military Personnel.    Our military representatives are strategically located throughout the country and focus on building relationships with military installations. Additionally, we have one representative located in Europe. We develop relationships with military personnel and provide information about our training programs by delivering career presentations to soldiers who are approaching their date of separation or have recently separated from the military as a means of further educating these individuals on the merits of our technical training programs.

Student Admissions and Retention

We currently employ field, military and campus-based education representatives who work directly with prospective students to facilitate the enrollment process. At each campus, student admissions are overseen by an admissions department that reviews each application. Different programs have varying admissions standards. Applicants must provide proof of: high school graduation or its equivalent; certification of high school equivalency (G.E.D.); successful completion of a degree program at the postsecondary level or successful completion of officially recognized home schooling. Students who present a diploma or certificate evidencing completion of home schooling or an online high school program are required to take and pass an entrance exam.

To maximize the likelihood of student completion, our admissions requirements are intended to identify students who have the ability to succeed in their chosen program. We have student services professionals and other resources that provide various student services including orientation, tutoring, student housing assistance, and academic, financial, personal and employment advisement. We have established processes to identify at-risk students who may be in need of proactive assistance to succeed in and complete their chosen program. Our consolidated student completion rate in 2012 was approximately 65%, which we believe compares favorably with the student completion rates of other providers of comparable educational/training programs. The 2012 completion rate is based on new students that began one of our programs during the period October 1, 2010 through September 30, 2011 and completed or are still attending as of September 30, 2012.

Enrollment

We enroll students throughout the year. For the year ended September 30, 2012, our average undergraduate full-time student enrollment was approximately 16,500, representing a decrease of approximately 11% as compared to 18,500 for the year ended September 30, 2011. Currently, our student body is geographically diverse, with approximately 50% of our students having relocated to attend our programs. We expect new student starts to be down in the first half of 2013 before potentially improving in the second half of the year. However, given our current enrollment levels, the macro-economic headwinds and the changing regulatory environment we operate in, we anticipate the average student population for 2013 to be below the level of 2012.

Graduate Employment

Identifying employment opportunities and preparing our graduates for careers in the automotive, diesel, collision repair, motorcycle and marine industries is critical to our ability to help our graduates benefit from their education. Accordingly, we dedicate significant resources to maintaining an effective employment team. Our campus-based staff facilitates several career development processes, including instruction and coaching for interview skills and professionalism, provides reference materials and assistance with the composition of resumes and assists in part-time and graduate job searches.

We also have a centralized department whose focus is to build relationships with potential employers and develop graduate job opportunities and, where possible, relocation assistance, tool packages and tuition reimbursement plans with our OEMs and other industry employers. Together, the campuses and centralized department coordinate and host career fairs, interview days and employer visits to our campus locations. We believe that our graduate employment services provide our students with a more compelling value proposition and enhance the employment opportunities for our graduates. Although employment remains challenging for automotive, diesel and marine segments, we are seeing improvement in the motorcycle and collision repair programs.

During 2012, there was a significant increase in regulatory oversight of employment verification in the private education sector. Additionally, many companies are outsourcing their employment verification process, making it more difficult to obtain detailed job and wage information. We continue to monitor our employment verification process closely.

Our employment rates for 2011 and 2010 graduates were 82% and 85%, respectively. During 2011, we graduated approximately 22% more students than we did during 2010 and invested in our graduate placement teams and processes in order to more effectively assist our graduates in finding employment. The employment calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2010 to September 30, 2011 and October 1, 2009 to September 30, 2010, respectively, excluding graduates not available for employment because of continuing education, military service, health, incarceration, death or international student status. For 2011, UTI had approximately 13,600 total graduates, of which approximately 12,800 were available for employment. Of those graduates available for employment, approximately 10,500 were employed within one year of their graduation date, for a total of 82%. For 2010, UTI had approximately 11,200 total graduates, of which approximately 10,500 were available for employment. Of those graduates available for employment, approximately 8,900 were employed within one year of their graduation date, for a total of 85%.

Faculty and Employees

Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. A majority of our existing instructors have a minimum of five years experience in the industry and an average of six years of experience teaching at UTI, ranging from less than 1 year to 33 years. Our average undergraduate student-to-teacher ratio is approximately 21-to-1.

Each school’s support team typically includes a campus president, an education director, an admissions director, a financial aid director, a student services director, an employment services director, a campus controller and a facilities director. As of September 30, 2012, we had approximately 2,210 full-time employees, including approximately 630 student support employees and approximately 780 full-time instructors.

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

Environmental Matters

We use hazardous materials at our training facilities and campuses, and generate small quantities of regulated waste, including, but not limited to, used oil, antifreeze, transmission fluid, paint and car batteries. As a result, our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. Certain of our campuses are required to obtain permits for our air emissions. In the event we do not maintain compliance with any of these laws and regulations, or if we are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available on our website, www.uti.edu under the “Investors — Financial Information — SEC Filings” captions, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website. Information contained on our website is not a part of this Report and is not incorporated herein by reference.

In Part III of this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2012 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or about January 7, 2013, our proxy statement for the 2013 Annual Meeting of Stockholders will be filed with the SEC and available on our website at www.uti.edu under the “Investors — Financial Information — SEC Filings” captions.

Information relating to corporate governance at UTI, including our Code of Conduct for all of our employees and our Supplemental Code of Ethics for our Chief Executive Officer and senior financial officers, and information concerning Board Committees, including Committee charters, is available on our website at www.uti.edu under the “Investors — Corporate Governance” captions. We will provide copies of any of the foregoing information without charge upon written request to Universal Technical Institute, Inc., 16220 North Scottsdale Road, Suite 100, Scottsdale, Arizona 85254, Attention: Investor Relations.

Regulatory Environment

Our institutions participate in a variety of government-sponsored financial aid programs that assist students in paying their cost of education. The largest source of such support is the federal programs of student financial assistance under Title IV of the HEA. This support, commonly referred to as Title IV Programs, is administered by ED. In 2012, we derived approximately 75% of our revenues, on a cash basis, from Title IV Programs.

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

The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are not consistent with those required by ED and some mandate that institutions post surety bonds. Currently, we have posted surety bonds on behalf of our institutions and education representatives with multiple states of approximately $17.1 million. We believe that each of our institutions is in substantial compliance with state education agency requirements. States often change their requirements in response to ED regulations, and our institutions must respond quickly to remain in compliance. Also, from time to time, states may transition authority between state agencies and we must comply with the new state agency’s rules and procedures. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.

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

Accreditation by an ED recognized commission is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. All of our institutions are accredited by the Accrediting Commission of

Career Schools and Colleges (ACCSC), an accrediting commission recognized by ED. Ten of our campuses currently have five-year grants of accreditation that expire as follows:

December 2012 — Sacramento, California

December 2013 — Mooresville, North Carolina, NASCAR Technical Institute (UTI/NASCAR Tech)

February 2014 — Avondale, Arizona; Houston, Texas; Rancho Cucamonga, California; Orlando, Florida; and Glendale Heights, Illinois

May 2014 — Phoenix, Arizona, Motorcycle Mechanics Institute (MMI)

October 2016 — Exton, Pennsylvania

March 2017 — Dallas/Ft. Worth, Texas

Our Norwood, Massachusetts campus’ accreditation expired in July 2012. We completed the renewal site visit for accreditation in May 2012. The visiting accreditation team reported that there were three findings of non-compliance. We believe we have remediated all findings. Our application was considered at the November 2012 meeting and ACCSC has 30 days to inform us of its decision. Our Sacramento, California campus’ accreditation expires in December 2012. We completed the renewal site visit for accreditation in August 2012. The visiting accreditation team reported one finding of non-compliance, which we remediated in November 2012.

We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards. If any one of our institutions lost its accreditation, students attending that institution would no longer be eligible to receive Title IV Program funding and we could be forced to close that institution.

Our 2012 annual report has been completed and submitted to ACCSC. Six of our approximately 190 approved programs did not meet either the graduation rate or the employment rate requirements. ACCSC may require additional reporting regarding these programs or institutions. An institution placed on reporting status is required to report periodically to the accrediting commission on that institution’s performance in the area or areas specified by the commission. We are taking steps to improve the outcomes of these programs. None of our institutions are currently on reporting status.

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

During 2012, based on their individual eligibility under the following Title IV Programs, our students received grants and loans from the Federal Pell Grant (Pell) program, the Federal Supplemental Educational Opportunity Grant (FSEOG) program, the William D. Ford Federal Direct Loan (DL) program and the Federal Perkins Loan (Perkins) program.

Federal Title IV Programs

DL.    Under the DL program, ED makes loans to students or their parents. Borrowers repay these loans to ED according to the terms and conditions of the program. Students with financial need continue to qualify for interest subsidies while in school and during grace periods. Non-need-based unsubsidized loans are also available to students or their parents. In 2012, we derived approximately 56% of our revenues, on a cash basis, from the DL program.

Pell.    Under the Pell program, ED makes grants to students who demonstrate financial need based on the Free Federal Application for Federal Student Aid (FAFSA). In 2012, we derived approximately 18% of our revenues, on a cash basis, from the Pell program.

FSEOG.    FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under this program. In 2012, we derived less than 1% of our revenues, on a cash basis, from the FSEOG program.

Perkins.    Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the institution’s revolving account to make loans to additional students. Since the federal award year beginning July 1, 2004, ED has made no new Perkins allocations to schools due to federal appropriations limitations. In 2012, we derived less than 1% of our revenues, on a cash basis, from the Perkins program.

Other Federal and State Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs (VA) and under the Workforce Investment Act. Additionally, some states provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirement for state financial aid varies by funding agency and program.

Veterans Benefits.    Since August 1, 2009, the Post-9/11 GI Bill has been effective for veterans pursuing programs at degree granting institutions of higher learning. Beginning October 1, 2011, the Post-9/11 GI Bill became effective for non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits at all of our campuses, in addition to using existing veterans benefits such as the Montgomery GI Bill, the Reserve Education Assistance Program (REAP) and VA Vocational Rehabilitation. In 2012, we derived approximately 9% of our revenues, on a cash basis, from veteran benefits programs.

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

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.    Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the HEA approximately every five to six years. The HEA was reauthorized, amended and signed into law most recently on August 14, 2008 and continued the availability of Title IV Program funds, authorized additional aid and benefits for students, required new federal reporting items and disclosures and codified additional compliance requirements related to student loans. Additionally, reauthorization implemented changes that impact how institutions comply with requirements that they receive no more than 90% of their revenue from Title IV Programs and maintain acceptable cohort default rates.

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

Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. In 2011, Congress initiated a very detailed review of federal appropriations and appointed a joint subcommittee charged with finding $1.2 trillion in spending cuts over the next 10 years. Congress has continued to focus on spending in general, and education spending in particular, in 2012.

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

The Appropriations Act also made several non-Pell Grant related changes to Title IV Program requirements. Ability-to-benefit (ATB) options for establishing general student eligibility for Title IV Program funds were eliminated for students who first enroll in a program of study on or after July 1, 2012. This change will require students to have a high school diploma or its recognized equivalent, or to have been home schooled in order to be eligible to receive Title IV Program funds. Additionally, ED has issued interpretive guidance in the form of multiple Dear Colleague Letters to institutions. As a result of these changes, as of July 1, 2012, we do not admit first-time students without a high school diploma, or its recognized equivalent, or who have not been home schooled.

In February 2012, President Obama submitted his fiscal year 2013 federal budget request. If enacted, the President’s budget request would, among other things:

•	fund a maximum Pell Grant of $5,635 for the 2013-2014 award year, an $85 increase over the prior year; and

•

make the American Opportunity Tax Credit (AOTC), which is a refundable tax credit for undergraduate education expenses, permanent; the AOTC is currently scheduled to expire at the end of calendar year 2012.

In April 2012, President Obama signed an Executive Order directing the Departments of Defense, Veteran Affairs and Education to establish “Principles of Excellence” (Principles), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding for service members, veterans and family members. The Departments of Defense, Veteran Affairs and Education continue to implement the Principles. On May 31, 2012, the VA distributed a letter requesting that institutions confirm in writing their intent to comply or not comply with respect to the Principles. On June 29, 2012, we provided written confirmation of our intent to comply pending further guidance from the VA on specific requirements. The VA posts on its website the name of educational institutions that agree to comply with the Principles. On July 13, 2012 ED issued guidance regarding implementation of certain requirements of the Executive Order in the form of a Dear Colleague Letter to institutions that endorse the Principles.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law and included provisions to temporarily freeze the interest rate on subsidized Stafford loans at 3.4% through June 30, 2013 and to change eligibility rules for subsidized student loans. New borrowers on or after July 1, 2013 will not be eligible for new subsidized student loans if the period during which the borrower has received such loans exceeds 150% of the published length of the borrower’s educational program.

The Senate Committee on Health, Education, Labor, and Pensions (HELP) has held a series of oversight hearings on for-profit institutions’ administration of Title IV programs during the 111th and 112th Congresses. The hearings have focused on for-profit schools’ student recruitment and marketing practices, their percentage of revenue from Title IV Program funds, and the quality, cost and completion rates of programs at for-profit institutions. In coordination with the HELP Committee hearings, Chairman Harkin has released three reports critical of for-profit institutions, most recently on July 29, 2012, and has announced that he intends to introduce legislation aimed at addressing what he perceives as abusive practices of some for-profit institutions. The report advocates significant changes in the requirements governing participation by proprietary educational institutions in Title IV Programs, including the following proposals:

•	Tie access to federal aid to meeting minimum student outcome thresholds;

•	Prohibit institutions from funding marketing, advertising and recruiting activities with federal financial aid dollars;

•	Improve cohort default rate tracking by expanding the default reporting requirement beyond 3 years;

•	Require that proprietary colleges receive at least 15% of revenues from sources other than federal funds; and

•	Use criteria beyond accreditation and state authorization for determining institutions’ access to federal financial aid.

We continue to be diligent in our efforts to provide value to our students and our industry customers and to remain in compliance with state, federal and accrediting agency rules and regulations.

Program Integrity

On October 29, 2010, ED issued regulations pertaining to certain aspects of the administration of Title IV Programs, regulations which, with minor exceptions, became effective July 1, 2011. Since the publication of the regulations, ED has issued interpretive guidance in the form of multiple Dear Colleague Letters to institutions. The letters provide sub-regulatory guidance on certain aspects of the regulations which assists institutions with understanding the regulations in these areas. However, there remains uncertainty in how various aspects of the regulations will be interpreted and applied, which could increase the risk that ED could seek to impose monetary or other sanctions on us if it believed we were not in full compliance with all aspects of the regulations. Additionally, on June 13, 2011, ED published regulations related to the metrics for determining whether an academic program prepares students for gainful employment, which were to become effective July 1, 2012 but were vacated by the U.S. District Court on June 30, 2012. The resulting program integrity rules promulgated in October 2010 and June 2011 address fourteen topics.

The regulations that have the most significant potential impact on our business are the following:

•	Determining when a program of study is required to measure student progress in clock hours and the assignment of credit hours;

•	The elimination of the 12 safe harbors regarding the incentive compensation prohibition; and

•	The revised definition of “substantial misrepresentation” that could impose enhanced liability on institutions of higher education.

Assignment of Credit Hours and Clock Hours.    The regulations establish standard definitions for financial aid credit hours applicable to all institutions approved by ED and expand the definition of programs that must be measured in terms of clock hours for Title IV Program purposes. These definitions are applied on a program-by-program basis, are based on certain internal and external characteristics of an educational program and can vary by campus location. The requirements are grouped into three categories: (i) a new credit definition for degree programs and fully transferable nondegree programs; (ii) a revised credit definition for nontransferable nondegree programs; and (iii) the creation of a series of triggers that require certain programs to be measured for Title IV Program purposes in terms of clock hours.

Most of our programs in the Universal Technical Institute of Arizona institution result in degrees or fully transferrable certificates and therefore are subject to the first of the three categories. The remainder of our campuses must be converted using the revised calculation applicable to nontransferable non-degree programs, including consideration of additional activities outside the classroom. Based on available publications and agency guidance, we do not believe any of our programs as currently constituted must be treated as clock hour programs for Title IV Program purposes under the requirements. If ED were to determine that our credit hour assignments were incorrect or that our programs must be treated as clock hour programs, the Title IV Program funds available for students enrolled in such programs could be significantly less than currently available.

ED’s regulatory structure relies heavily on the accreditors to assess compliance with the regulations. On April 13, 2012, ACCSC released its definition of a credit hour. The ACCSC credit hour definition is intended to reasonably approximate ED’s definition and to provide flexibility in program design and delivery. The definition applies to both degree and non-degree programs. Member schools must complete any necessary program changes no later than December 31, 2012. We are in the process of making the necessary program changes.

Incentive Compensation.    An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or the award of financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds.

The current regulations prohibit schools from making salary adjustments to covered employees based, in any part, directly or indirectly, on the employee’s success in securing enrollments or financial aid, or the number of students recruited, enrolled or awarded financial aid. Similarly, the regulations prohibit any payments or incentives to covered employees based on students’ graduation or completion of any part of their program. Additionally, the commentary to the regulations states that the payment of incentives to covered employees based on how many students receive jobs in their field of study after graduation is also prohibited. The regulations also provide that the compensation restrictions will apply to any employee who undertakes recruiting or admitting of students, or who makes decisions about and awards Title IV Program funds, as well as any higher level employee with responsibility for recruitment or admission of students, or making decisions about awarding Title IV Program funds. ED made an attempt to clarify the scope of such “covered employees” in written guidance it issued in March 2011.

Furthermore, the regulations state that the same restrictions on a school’s payments to its own individual employees will also be applied to a school’s payments to an outside company. The regulations provide an exception to this principle, which permits payments to an outside company for providing student contact information for prospective students, provided that such payments are not based on the number of students who apply or enroll, or on any additional conduct by the outside company such as participation in pre-admission activities. The commentary accompanying the regulations also provides that payments made to third parties based on the number of clicks on a website are permissible, as long as those payments are not based in any part, directly or indirectly, on the number of individuals who enroll or are awarded financial aid.

When it issued the regulations, ED also stated that it does not intend to provide private guidance to individual schools on their specific compensation practices, but that it may issue additional broadly applicable guidance to all schools from time to time. In March 2011, ED issued the first such guidance on the incentive compensation regulations in the form of a Dear Colleague Letter to all schools participating in the Title IV Programs. In that guidance, ED addressed several issues, including: (i) activities ED considers covered or exempt from the incentive compensation restrictions; (ii) examples of types of payments ED considers to be permissible under the regulations; (iii) application of the compensation restrictions to senior managers, executives and other employees; (iv) standard evaluative factors that schools may use in determining the compensation of covered employees; and (v) limited situations in which tuition-based payments can be made to outside companies.

Because the regulations differ significantly from the pre-existing regulations and only took effect July 1, 2011, and because of the imprecise nature of many aspects of these regulations, it is not clear how ED will apply these regulations in all circumstances. Although we cannot guarantee that ED will not take a position that some aspect of our compensation practices is not in compliance with these regulations, we believe that our compensation plans are in substantial compliance with the regulations. Other companies in the industry have experienced and reported material adverse impacts to their business when they implemented changes to their compensation practices. As discussed in Part II, Item 7, we have experienced an increase in compensation cost for our admissions representatives as a result of the modifications. Our operating costs have changed and will continue to change materially based on any adjustments to compensation that we have made or may make in the future. The revisions to the governing regulations may adversely affect our ability to compensate our employees and our compensation practices for third parties.

Misrepresentation Regulations.    Misrepresentation for purposes of Title IV Program compliance includes any false, erroneous or misleading statement that has the likelihood or tendency to deceive or confuse without regard to materiality or intent. The areas of particular sensitivity to ED include: (i) potential misrepresentation of the nature of an educational program; (ii) the nature of any financial charges; (iii) the employability of graduates and (iv) the manner in which the institution’s relationship with ED is depicted. The regulations governing misrepresentation also establish institutional liability for any statements made by any third party agent of our institutions or UTI and for statements made to any member of the public, an accrediting agency or any state agency, as well as to students. The regulations also broaden the administrative remedies available to ED in the event of a substantial misrepresentation by an eligible institution to include revocation of the institution’s eligibility to participate in Title IV Programs, imposition of limitations on the institution’s participation in Title IV Programs, denial of participation applications filed on behalf of the institution, and initiation of a termination, fine or other proceeding against the institution. Furthermore, the regulations create potential exposure in qui tam actions under the False Claims Act. We believe we are in substantial compliance with the regulations governing misrepresentation.

Gainful Employment.    The HEA requires an eligible for-profit institution to provide “an eligible program of training to prepare students for gainful employment in a recognized occupation” in order for the institution’s students to qualify for Title IV Program assistance. ED is relying on this statutory provision to support promulgation and implementation of the “gainful employment” rule. On June 13, 2011, ED published regulations imposing additional Title IV Program eligibility requirements on certain educational programs. These regulations established metrics for determining whether a program will qualify as such an educational program and were to become effective on July 1, 2012.

On June 30, 2012, the U.S. District Court for the District of Columbia found that ED failed to adequately justify the 35% minimum student loan repayment rate measure and struck down all three metrics. Additionally, the Court invalidated two other provisions of the gainful employment regulations, one that requires institutions seeking to offer a new vocational program to obtain prior approval from ED, and one that requires institutions to provide data to ED to calculate two of the gainful employment measures. On July 30, 2012, ED filed a motion asking the Court to amend its ruling to reinstate the requirement that institutions report information about student loan-repayment rates and debt-to-income ratios. The Court has not yet ruled on this motion, and ED has not yet announced whether it will appeal the Court’s decision, seek to revise the gainful employment regulations though another negotiated rulemaking session or take other steps.

The Court did not vacate the portion of the rules requiring proprietary postsecondary institutions to provide prospective students with each eligible program’s recognized occupations, costs, completion rate, graduate employment rate and median loan debt of individuals who complete our programs. We have established a webpage located at www.uti.edu/disclosure for this purpose. Ongoing disclosure requirements require a substantial administrative burden.

The “90/10 Rule.”    A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The HEA and ED regulations set forth specific requirements for the calculation of the Title IV Program revenue percentage, mandate expanded disclosure requirements in how an institution presents the calculation, and impose negative consequences if an institution exceeds the 90% limit.

The HEA provides that an institution will lose its Title IV Program eligibility for a period of at least two institutional fiscal years if it exceeds the 90% threshold for two consecutive institutional fiscal years. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years.

The HEA sets specific standards for certain elements in the calculation of an institution’s percentage under the 90/10 Rule, including the treatment of certain portions of Stafford loans, institutional loans and revenue received from students who are enrolled in educational programs that are not eligible for Title IV Program funding. The annual unsubsidized Stafford loans available for undergraduate students under the DL program increased by $2,000 on July 1, 2008, which, coupled with increases in the amount of Pell Grants available to students, has resulted and may continue to result in some of our institutions receiving an increased amount of revenue from Title IV Programs. Furthermore, the number of Pell-eligible students enrolled in our institutions has increased due to the general economic conditions, thereby increasing the total cash basis revenue our institutions receive from the Pell Grant program.

The HEA provides limited short-term relief from these increases in the availability of Title IV Program funds, but certain provisions of the HEA that provide the basis for this relief expired in our 2011 or 2012 fiscal years. Specifically, for the period from July 1, 2008 until June 30, 2011, an institution was able to include as non-Title IV Program revenue a portion of any unsubsidized Stafford loan, up to $2,000, that exceeds the maximum loan amount for a student under the law in effect prior to July 1, 2008. Furthermore, for the period from July 1, 2008 until June 30, 2012, schools that provide institutional loans to their students were able to include the net present value of those loans as non-Title IV Program revenue in the fiscal year the loan is made, rather than counting cash payments from the students over the repayment period. Through June 30, 2012, we included the loans under our proprietary loan program using the net present value of those loans as non-Title IV Program revenue. As of July 1, 2012, we include cash payments from the students on loans extended after that date as non-Title IV Program revenue. We have monitored the effects of these short-term relief measures on our 90/10 Rule calculations and, based on our internal review, we believe our revenue from Title IV Programs will be in the mid to high 70% range once the temporary relief ceases to impact our calculation.

At September 30, 2012, our institutions’ annual Title IV percentages as calculated under the 90/10 rule ranged from approximately 74% to 75%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year.

Multiple legislative proposals have been introduced in Congress that would increase the requirements of the 90/10 Rule. For example, in January 2012, the Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate and, if adopted, it would reduce the 90% maximum under the rule to 85%. The proposal would also include tuition derived from Title IV Programs for military personnel in the 85% portion of the rule. Additionally, it would impose Title IV ineligibility after one year of noncompliance rather than two. We monitor activity related to the 90/10 Rule for any impact on our business.

Federal Student Loan Defaults.    To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. The cohort default rate includes borrowers under the Federal Family Education Loan (FFEL) program, which was discontinued June 30, 2010, as well as the DL program. ED calculates an institution’s cohort default rate on an annual basis. Under the current calculation, the FFEL/DL cohort default rate is derived from student FFEL/DL borrowers who first enter loan repayment during a federal fiscal year (FFY) ending September 30 and subsequently default on those loans within the next two federal fiscal years; parent borrowers are excluded from the calculation. This represents a three-year measuring period. An institution whose cohort default rate is 25% or more for three consecutive FFYs or 40% for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs. None of our institutions had a FFEL/DL cohort default rate of 25% or greater for 2010, 2009 or 2008, the three most recent FFYs with published rates.

The HEA expanded the measurement period for defaults from two years to three; a change that is expected to increase our FFEL/DL cohort default rates. The regulations also increased the threshold for an institution to lose eligibility to participate in Title IV Programs from 25% to 30%. The one year threshold of 40% has not been increased. ED began calculating both the two and three-year cohort default rates beginning with the 2009 cohort. Sanctions will be applicable after three consecutive years of cohort default rates are available. Therefore, there will be no sanctions for the three year rates prior to publication of the 2011 cohort which we anticipate will occur in September of 2014.

The following tables set forth the FFEL/DL cohort default rates for our institutions:

	Two-Year Cohort Default Rates for Cohort Years Ended September 30,(1)
Institution	2010	2009	2008
Universal Technical Institute of Arizona	10.7%	7.7%	4.7%
Universal Technical Institute of Phoenix	11.4%	9.0%	5.1%
Universal Technical Institute of Texas	11.7%	8.8%	4.7%
All proprietary postsecondary institutions	12.9%	15.0%	11.6%

Institution	Three-Year Cohort Default Rates for Cohort Years Ended September 30, 2009(1)
Universal Technical Institute of Arizona	14.3%
Universal Technical Institute of Phoenix	16.0%
Universal Technical Institute of Texas	16.4%
All proprietary postsecondary institutions	22.7%

(1)	Based on information published by the U.S. Department of Education.

An institution whose three-year cohort default rate under the FFEL/DL program exceeds 15% for any one of the three preceding years is subject to a 30 day delay in receiving the first disbursement on federal student loans. As of September 30, 2012, none of our institutions were subject to delayed disbursements. Effective October 22, 2012, our Universal Technical Institute of Phoenix and Universal Technical Institute of Texas institutions became subject to delayed disbursements as their three-year cohort default rate for FFY 2009 exceeded the 15% threshold. An institution whose cohort default rate under the FFEL/DL program is 25% or greater, but less than 40%, for any one of the three most recent federal fiscal years may be placed on provisional certification status by ED for up to three years. None of our institutions are on provisional status with ED.

Perkins Loan Defaults.    An institution with a Perkins program cohort default rate that is greater than 15.0% for any federal award year, which is the twelve month period from July 1 through June 30, may be placed on provisional certification. Two of our three institutions have Perkins cohort default rates greater than 15.0% but less than 22.3% for students who were scheduled to begin repayment in the federal award year ended June 30, 2011, the most recent federal award year reported by our institutions. On a consolidated basis, of the 35 Perkins borrowers there were 7 who defaulted in this cohort period. Although the most recent single year Perkins cohort default rate is greater than 15.0% for two of our three main institutions, we have not been advised of any provisional certification status. If we are placed on provisional certification status for any reason, ED may more closely review any application we file for recertification, new locations, new educational programs, acquisitions of other schools, increase in degree level or other signification changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action.

An institution with Perkins cohort default rate of 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years. For the federal award year ending June 30, 2012, as with the three preceding federal award years, ED will not disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations. In our 2012 fiscal year, we derived less than 1% of our revenues from the Perkins program.

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

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program funds that should have been returned in the previous fiscal year. Our 2012 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.

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

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Our expansion plans are based, in part, on our ability to add new educational programs at our existing institutions. Generally, an institution that is eligible to participate in Title IV Programs, and is not provisionally certified, may add a new educational program without ED approval if:

•

the new program is licensed by the applicable state agency, accredited by an agency recognized by ED and leads to an associate level or higher degree and the institution already offered programs at that level; or

•

the new program meets minimum length requirements and prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution.

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

Eligibility and Certification Procedures.    The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV Programs. Every educational institution seeking Title IV Program funding for its students must be certified to participate and is required to periodically renew this certification. Each institution must apply to ED for continued certification to participate in Title IV Programs at least every six years, or if it undergoes a change of control. Furthermore, an institution may come under ED review if it expands its activities in certain ways such as opening an additional location or raising the highest academic credential it offers. The Program Participation Agreement (PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix were recertified in October 2010 and entered into new PPAs with ED which will expire on June 30, 2016. Universal Technical Institute of Texas was recertified in February 2012 and entered into a new PPA with ED which will expire March 31, 2018.

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

In 2012, we derived approximately 75% of our revenues, on a cash basis, from federal student financial aid programs, referred to in this Report on Form 10-K as Title IV Programs, administered by ED. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our institutions are subject to extensive regulation by the state education agencies, our accrediting commission and ED. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, add new, or expand our existing educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an “institution” defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state education agencies, our accrediting commission and ED periodically revise their requirements and modify their interpretations of existing requirements.

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

Accreditation

A school must be accredited by an accrediting commission recognized by ED in order to participate in Title IV Programs. Loss of accreditation by any of our campuses would end that campus’ participation in Title IV Programs and could cause us to close the campus, which could have a material impact on our cash flows, results of operations and financial condition. A change in accreditation to a more restrictive or monitored status could restrict our ability to add new programs, open new campuses or increase recruitment activity.

The “90/10 Rule”

Under the “90/10 Rule,” a for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from those programs for two consecutive institutional fiscal years, under a cash-basis calculation mandated by ED. The period of ineligibility covers at least the next two succeeding fiscal years, and any Title IV Program funds already received by the institution and its students during the period of ineligibility would have to be returned to ED, if DL loans were included in the calculation. If an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. If we are placed on provisional certification status for any reason, ED may more closely view any application we file for recertification, new locations, new educational programs, revisions to existing educational programs, acquisitions of other schools, increase in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action. In our 2012 fiscal year, under the regulatory formula prescribed by ED, each of our institutions derived approximately 74% — 75% of its revenues from Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss would adversely affect our students’ access to Title IV Program funds they need to pay their educational expenses, which could reduce our student population and would have a material impact on our cash flows, results of operations and financial condition.

Federal Student Loan Defaults

An institution may lose its eligibility to participate in some or all Title IV Programs if its former students default on the repayment of their federal student loans in excess of specified levels. Based upon the most recent student loan default rates published by ED, none of our institutions have federal student loan default rates that exceed the specified levels. If any of our institutions loses eligibility to participate in Title IV Programs because of high student loan default rates, such a loss would adversely affect our students’ access to various Title IV Program funds which could reduce our student population and would have a material impact on our cash flows, results of operations and financial condition. See “Business — Regulatory Environment — Regulation of Federal Student Financial Aid Programs — Federal Student Loan Defaults” for additional information.

Financial Responsibility Standards

To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. The operating conditions that may be placed on a school that does not meet the standards of financial responsibility include being transferred from the advance payment method of receiving Title IV

Program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds or increased administrative costs related to those funds. We are not currently required to post a letter of credit on behalf of any of our schools and are not subject to additional operating conditions. We may be required to post letters of credit in the future, which could increase our costs of regulatory compliance, or change the timing of receipt of Title IV Program funds. Our inability to obtain a required letter of credit or the imposition of other limitations on our participation in Title IV Programs could limit our students’ access to Title IV Program funds, which could reduce our student population and could have a material impact on our cash flows, results of operations and financial condition.

Return of Title IV Funds

A school participating in Title IV Programs must correctly calculate and return funds received for students who withdraw before completing their educational programs whose aid exceeds the amount earned under Title IV Program guidelines. Returns must be completed in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated or timely returned, we may be required to post a letter of credit in favor of ED, pay interest on the late repayment of funds, or be otherwise sanctioned by ED, which could increase our cost of regulatory compliance and adversely affect our results of operations. Additionally, the failure to timely return Title IV Program funds also could result in the termination of eligibility to receive such funds going forward or the imposition of other sanctions. Any of these results could have a material impact on our cash flows, results of operations and financial condition. Given the complex nature of the regulations applicable to Title IV refunds and the fact they are subject to multiple interpretations, and the large volume of such transactions in which we are involved, it is reasonable to conclude that, from time to time, in the conduct of our business, we may inadvertently violate such regulations. In such an event, remedial actions may be necessary, regulatory proceedings could occur and regulatory penalties could be assessed.

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

Failure to comply with requirements to participate in Veterans Benefit programs could materially and adversely affect our business.

To participate in Veterans Benefit programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. This includes reporting on the enrollment status of eligible students, maintaining student records and making such records available for inspection, and following current VA rules. If we fail to comply with these requirements, we could lose our eligibility to participate in Veterans Benefit programs, which could reduce our student population and have a material impact on our cash flows, results of operations and financial condition.

A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a negative effect on our student population and consequently, on our cash flows, results of operations and financial condition.

The student loan market has undergone significant changes in the past few years including increased regulations from the HEA reauthorization in 2008, elimination of the FFEL program in 2010, and contraction in credit markets that has reduced availability of private student loans for certain institutions and/or students. Many banks and lending institutions have discontinued their private student loan programs. Those that have stayed in the market have increased financing costs, both rates and fees, to offset the risks associated with offering unsecured debt. Additionally, the broader economic environment has put pressure on students’ ability to repay their loans, resulting in higher default rates. These factors may result in lending institutions continuing to exit the student loan market and for other providers to determine not to enter the market, which could decrease the availability of alternative loans to postsecondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans that seek to enroll. Prospective students may find that increased financing costs make borrowing to fund their education costs unattractive and motivate them to abandon or delay enrollment in postsecondary education programs such as ours. Tight credit markets may also move private lenders to impose on us and on our prospective and continuing students new or increased fees in order to provide alternative loans. If any of these scenarios were to occur, in whole or in part, our students’ ability to finance their education could be adversely affected and could result in a decrease in our student population and result in decreased profitability.

Congress may change the law or reduce funding for or place restrictions on the use of funds received through Title IV Programs which could reduce our student population, revenues and/or profit margin.

Congress periodically revises the HEA and other laws, and enacts new laws, governing Title IV Programs and annually determines the funding level for each Title IV Program. Congress most recently reauthorized the HEA in 2008. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs or places restrictions on the use of funds received by an organization through these programs could reduce our student population and revenues.

Congressional action may also require us to modify our practices in ways that could increase administrative costs, reduce the ability of students to finance their education at our schools, and materially decrease student enrollment and result in decreased profitability.

Continued Congressional examination of the for-profit education sector could result in legislation or further ED rulemaking restricting Title IV Program participation by for-profit schools in a manner that materially and adversely affects our business.

Congress continues to be intensely focused on for-profit education institutions, specifically regarding participation in Title IV Programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. For a description of additional information regarding this activity, see “Business — Regulatory Environment — Regulation of Federal Student Financial Aid Programs — Congressional Action” included elsewhere in this Report on Form 10-K.

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

Compliance with the Title IV Program integrity regulations could materially and adversely affect our business.

Since publication of the program integrity regulations in 2010, ED has issued interpretive guidance on the regulations in the form of multiple Dear Colleague Letters to institutions. The letters provide sub-regulatory guidance on certain aspects of the regulations which assists institutions with understanding the regulations in these areas. The laws and regulations governing certain of the requirements do not establish clear criteria for compliance, and ED has indicated that they do not intend to provide additional guidance on certain topics.

The regulations that most significantly impact our business are:

•	determining when a program of study is required to measure student progress in clock hours and the assignment of credit hours;

•	the elimination of the 12 safe harbors regarding the incentive compensation prohibition; and

•	the revised definition of “substantial misrepresentation” that could impose enhanced liability on institutions of higher education.

For a description of additional information regarding these regulatory changes, see “Business — Regulatory Environment — Regulation of Federal Student Financial Aid Programs — Program Integrity” included elsewhere in this Report on Form 10-K.

We have devoted significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that are also congruent with our business, culture and mission to serve our students and industry relationships. However, these solutions, related to implementation and compliance with these final rules, including but not limited to compensation, the definition of a credit hour, the broadened definition of misrepresentation and gainful employment, to the extent revised or reinstated in the future, may have a material impact on the manner in which we conduct our business, our student populations and the nature of our programs. Interpretation of the regulations is subject to change if ED provides further guidance and clarification. The solutions may require further analysis based on the uncertainty noted above and any additional interpretive guidance that is provided. Existing or future understandings could be different from ED’s interpretations and thus lead to repayments, restrictions, fines or litigation.

Our business could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.

Because all Title IV Program student loans other than the Perkins loans are now processed under the DL program, any processing disruptions by ED may impact our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the DL program, either because of administrative challenges on our part or the inability of ED to process the increased volume of loans through the DL program on a timely basis, our cash flows, results of operations and financial condition could be adversely and materially affected.

Limited opportunities for private alternative student loans for our students could increase the need for institutional funding, which could have a material impact on our business, results of operations and financial condition.

The current state of the national economy and generalized lending crisis has led to a contracted lending environment, resulting in limited lender choices for students who need a private alternative loan to meet gaps between Title IV Program funding and cost of education. Furthermore, lender underwriting criteria has been much more stringent, resulting in fewer prospective borrowers being approved for their loans. As lenders seek to reduce their risk on portfolios of new alternative loans, we have seen many lenders move to shift their target markets exclusively to four-year baccalaureate degree schools. We currently have a list of seven private unaffiliated alternative loan providers to assist new borrowers in selecting a lender, with two of these lenders providing the vast majority of our private alternative student loans. If these lenders decided to decline to lend to students attending our schools, and we were not able to find alternative lenders, the demand for our proprietary loan program could increase, requiring us to devote greater than planned resources which could have a material impact on our cash flows, results of operations and financial condition.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance by government agencies, regulatory agencies and third parties alleging noncompliance with applicable standards. We are also subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to alleged violations of federal and state laws, false claims made to the federal government and routine employment matters. While we are committed to strict compliance with all applicable laws, regulations and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of regulatory approvals or Title IV Program funding, injunctions or other penalties. We could also incur substantial legal costs in excess of our insurance coverage. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Additionally, given the significant public scrutiny being placed on the sector, numerous state attorneys general have initiated investigations either of the operation of the for-profit schools in their state or of particular institutions operating in that state.

In 2012, we received notification from the U.S. Department of Justice that we are the subject of a preliminary investigation (DOJ Preliminary Investigation) concerning Federal False Claims Act (31 U.S.C. § 3729 et seq.) claims. We understand that a former employee alleged our compensation of our enrollment counselors violated the “incentive compensation ban” of Title IV of the Higher Education Act, amongst other potential violations allegedly occurring over a number of years. The same former employee who made allegations subject to the DOJ Preliminary Investigation also filed a complaint with the Occupational Safety and Health Administration of the U.S. Department of Labor (DOL) alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act of 2002. We received a request from the DOL in May 2012, pursuant to the complaint filed on May 3, 2012, to furnish documents and other information in response to this complaint.

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business since September 2006 to the present. We responded timely to the request. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying financial statements.

In October 2012, the ACCSC requested certain documentation related to the preliminary investigation by the U.S. DOJ. Pursuant to applicable law and the United States’ request, we are not able to provide the information requested and have notified ACCSC as such. See “Item 3. Legal Proceedings” included elsewhere in this Report on Form 10-K for further discussion.

We cannot predict the ultimate outcome of these matters and we may incur significant defense costs and other expenses in connection with them in excess of our insurance coverage related to these matters. We may be required to pay substantial damages or settlement costs, or may be required to pay substantial fines or penalties. Such costs and expenses could have a material adverse effect on our business, cash flows, results of operations and financial condition. An adverse outcome in any of these matters could also materially and adversely affect our licenses, accreditation and eligibility to participate in Title IV programs.

Our business and stock price could be adversely affected as a result of regulatory investigations of, or actions commenced against, us or other companies in our industry.

The operations of companies in the education and training services industry, including UTI, are subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the SEC, state governmental agencies and ED. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. These investigations of specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect student enrollment, which could have a material impact on our cash flows, results of operations and financial condition.

Changes in the state regulatory environment, including budget constraints, may affect our ability to obtain necessary authorizations or approvals from those states to conduct or change our operations.

Due to state budget constraints and changes in the regulatory environment in some of the states in which we operate, it is possible that some states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs or the revision of existing programs, a change of control or the hiring or placement of new education representatives, could prevent us from making such changes or could delay our ability to make such changes.

The regulations may lengthen the time to obtain necessary state approvals and may increase the nature and type of state regulation such that it would require us to modify our operations in order to comply with the requirements. This could impose substantial additional costs on our institutions, which could have a material impact on our cash flows, results of operations and financial condition.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our student population and negatively affect our 90/10 Rule calculation.

A significant number of states are facing budget constraints that are causing them to reduce state appropriations in a number of areas. Many of those states provide financial aid to our students. These and other states may decide to reduce or redirect the amount of state financial aid that they provide to students, but we cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding available to our students decreases and our students are not able to secure alternative sources of funding, our student population could be reduced, which could have a material impact on our profitability. Additionally, loss of state funding would negatively impact our 90/10 Rule calculation, as this funding is counted in the non-Title IV Program funds portion of the ratio, and, such loss would drive up the percentage of revenue attributable to Title IV Programs.

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

Under the terms of the proprietary loan program agreements with a national chartered bank, the bank originates loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all the related credit and collection risk. At September 30, 2012, we had committed to provide loans to our students for approximately $60.2 million and of that amount, there was $40.8 million in loans outstanding. Additionally, under the terms of the agreement, we placed $2.0 million, an amount that exceeds the FDIC insurance limits, on deposit with the national chartered bank.

Factors that may impact our ability to collect these loans include: current economic conditions; compliance with laws applicable to the origination; servicing and collection of loans; the quality of our loan servicers’ performance; a decline in graduate employment opportunities and the priority that the borrowers under this loan program, particularly students who did not complete or were dissatisfied with their programs of study, attach to repaying these loans as compared to other obligations. Because we record revenues upon the receipt of cash payments, if we are unable to collect on these loans, our revenues and profitability may continue to be adversely impacted.

Federal, state and local laws and public policy and general principles of equity relating to the protection of consumers apply to the origination, servicing and collection of the loans under our proprietary loan program. Any violation of the various federal, state and local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans or may limit our ability to collect all or part of the principal or interest on the loans. This may be the case even if we are not directly responsible for the violations by such parties. Changes in laws or public policy could negatively impact the viability of this student loan program and cause us to delay or suspend the program. Additionally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the student loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all. All of these factors could result in the proprietary loan program having a material adverse effect on our cash flows, results of operations and financial condition.

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

We have extensive industry relationships that we believe afford us significant competitive strength and support our market leadership. These relationships enable us to support undergraduate enrollment by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts with OEMs, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the OEMs. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our existing industry relationships, including those with American Honda Motor Co. Inc.; American Suzuki Motor Corp.; Mercury Marine, a division of Brunswick Corp.; Volvo Penta of the Americas, Inc. and Yamaha Motor Corp., USA, are not memorialized in writing and are based on verbal understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be had they been in writing. Additionally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students, require additional capital expenditures or increase expenses and have a material adverse effect on our cash flows.

Competition could decrease our market share and create tuition pricing concerns.

The postsecondary education market is highly competitive. Some traditional public and private colleges and universities and community colleges, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. Some other for-profit education providers have greater financial and other resources which may, among other things, allow them to secure industry relationships with some or all of the OEMs with which we have relationships, develop other high profile industry relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. Additionally, some other for-profit education providers already have a more extended or dense network of schools and campuses than we do, thus enabling them to recruit students more effectively from a wider geographic area.

Recently, many schools in the for-profit education sector have decreased tuition prices. We may limit tuition increases or increase spending in response to competition in order to retain or attract students or pursue new market opportunities; however, if we cannot effectively respond to competitor changes, it could reduce our enrollments and our student populations. We cannot be sure that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not adversely affect our market share, revenues and operating margin.

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner and on a timely basis.

Prospective employers of our graduates demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, collision repair, motorcycle and marine industries. Accordingly, educational programs, at our schools must keep pace with those technological advancements. Additionally, the method used to deliver curriculum has been evolving to include on-line delivery. The expansion of our existing programs and the development of new programs, including our Automotive Technology and Diesel Technology II curricula, and changes in the method in which we deliver them, may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as the industries we serve require or as quickly as our competitors. If we are unable to adequately respond to changes in market requirements due to unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired and our graduate employment rates could suffer.

Our Automotive Technology and Diesel Technology II curricula are a blend of daily instructor-led theory and hands-on lab training complimented by interactive web-based learning, which is reflective of current industry training methods and standards. The blended learning model combines several methodologies for communicating training information and incorporates on-site classes, real-time web-based learning sessions and independent learning and is the standard used by our OEMs to provide continuous technical education. If we are unable to address and respond to requirements such as training instructors to teach the curricula, develop an IT infrastructure that would effectively support this program, or obtain the appropriate equipment to teach this program to our students, we may not be able to successfully roll out the curricula to our existing campuses in a timely, and cost-effective manner. If we are not able to effectively and efficiently integrate the curricula or experience delays in development, this could have a material adverse effect on our cash flows, results of operations and financial condition.

Macroeconomic conditions, particularly unemployment, could adversely affect our business.

The U.S. economy and the economies of other key industrialized countries are experiencing difficult and uncertain economic characteristics. We believe that our enrollment is affected by changes in economic conditions, although the nature and magnitude of this effect are uncertain and may change over time. While these conditions may have contributed to a portion of the past growth in our average full-time undergraduate student population as individuals sought to advance their education and improve their employment opportunities, during periods when the unemployment rate declines or stays stable, prospective students have more employment options and recruiting new students has traditionally been more challenging. Affordability concerns associated with increased living expenses and the availability of part-time jobs for students attending classes have made it more challenging for us to attract and retain students. Furthermore, these circumstances may continue to reduce the willingness of employers to sponsor educational opportunities for their employees, and affect the ability of our students to find employment in the auto, diesel, motorcycle or marine industries, any of which could materially and adversely affect our business, cash flows, results of operations and financial condition.

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

We rely heavily on the reliability and performance of an internally developed student management and reporting system, and any difficulties in maintaining this system may result in service interruptions, decreased customer service, or increased expenditures.

The software that underlies our student management and reporting has been developed primarily by our own employees. The reliability and continuous availability of this internal system and related integrations are critical to our business. Any interruptions that hinder our ability to timely deliver our services, or that materially impact the efficiency or cost with which we provide these services, or our ability to attract and retain computer programmers with knowledge of the appropriate computer programming language, would adversely affect our reputation and profitability and our ability to conduct business and prepare financial reports. Additionally, many of the software systems we currently use will need to be enhanced over time or replaced with equivalent commercial products, either of which could entail considerable effort and expense.

System disruptions and security threats to our computer networks could have a material adverse effect on our business.

Our computer systems as well as those of our service providers are vulnerable to interruption, malfunction or damage due to events beyond our control, including malicious human acts, natural disasters, and network and communications failures. Furthermore, despite network security measures, our servers and the servers at our service providers are potentially vulnerable to physical or electronic unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions. Despite the precautions we and our service providers have taken, our systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. Sustained or repeated system failures or security breaches that interrupt our ability to process information in a timely manner could have a material adverse effect on our operations.

We may not be able to retain our key personnel or hire and retain the personnel we need to sustain and grow our business.

Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers who generally have significant experience with our company and within the technical education industry. Our success also depends in large part upon our ability to attract and retain highly qualified faculty, campus presidents, administrators and corporate management. Due to the nature of our business we face significant competition in the attraction and retention of personnel who possess the skill sets that we seek. The for-profit education sector is under significant regulatory and government scrutiny, which may make it more difficult to attract and retain talent. Additionally, key personnel may leave us and subsequently compete against us. Because we do not currently carry “key man” life insurance, the loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully manage our business.

If we are unable to hire, retain and continue to develop and train our education representatives, the effectiveness of our student recruiting efforts would be adversely affected.

In order to support revenue growth, we need to hire and train new education representatives, as well as retain and continue to develop our existing education representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong education representative team may be affected by a number of factors, including: our ability to integrate and motivate our education representatives; our ability to effectively train our education representatives; the length of time it takes new education representatives to become productive; the competition we face from other companies in hiring and retaining education representatives and our ability to effectively manage a multi-location educational organization. Effective July 1, 2011, we made modifications to our employee compensation structure in order to comply with the elimination of the safe harbors in the regulations in place prior to this date. These modifications affected the compensation structure for our education representatives, including the elimination of the majority of their incentive compensation. As a result of this change and the macroeconomic conditions impacting our business, we have experienced and may continue to experience a decrease in our enrollment rates. If we are unable to hire, develop or retain quality education representatives, the effectiveness of our student recruiting efforts would be adversely affected.

Our financial performance depends in part on our ability to continue to develop awareness and acceptance of our programs among high school graduates, military personnel and adults seeking advanced training.

The awareness of our programs among high school graduates, military personnel and working adults seeking advanced training is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments, which could have a material impact on our cash flows, results of operations and financial condition. The following are some of the factors that could prevent us from successfully marketing our programs:

•	student dissatisfaction with our programs and services;

•	diminished access to high school student populations;

•	diminished access to military bases and installations;

•	our failure to maintain or expand our brand or other factors related to our marketing or advertising practices;

•	our inability to maintain relationships with automotive, diesel, collision repair, motorcycle and marine manufacturers and suppliers; and

•	availability of funding sources acceptable to our students.

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

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year. While actual experience will differ from the amounts included in our analysis, we do not believe that a related impairment of our goodwill is reasonably possible in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Campuses and Other Properties

The following sets forth certain information relating to our campuses and other properties:

	Location	Brand	Approximate Square Footage	Leased or Owned
Campuses:	Arizona (Avondale)	UTI	268,700	Leased
	Arizona (Phoenix)	MMI	123,400	Leased
	California (Rancho Cucamonga)	UTI	187,300	Leased
	California (Sacramento)	UTI	239,100	Leased
	Florida (Orlando)	UTI/MMI	227,100	Leased
	Illinois (Glendale Heights)	UTI	173,900	Leased
	Massachusetts (Norwood)	UTI	245,000	Leased
	North Carolina (Mooresville)	UTI/NASCAR Tech	146,000	Leased
	Pennsylvania (Exton)	UTI	188,800	Leased
	Texas (Dallas/Ft. Worth)	UTI	95,000	Owned
	Texas (Houston)	UTI	219,400	Leased
Home Office:	Arizona (Scottsdale)	Headquarters	84,300	Leased

All leased properties listed above are leased with remaining terms that range from less than one year to approximately 12 years. Many of the leases are renewable for additional terms at our option.

The lease for our Glendale Heights, Illinois campus expires in 2013. In August 2012, we entered into several agreements to relocate, design and build a campus in Lisle, Illinois to replace our existing campus in Glendale Heights, Illinois. The lease for the new property has an initial lease term of 18 years expected to commence as early as November 2013, with four five-year renewal options. We anticipate that the square footage will approximate that of our existing campus in Glendale Heights, Illinois.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are periodically subject to lawsuits, demands in arbitrations, investigations, regulatory proceedings or other claims, including, but not limited to, claims involving current and former students, routine employment matters, business disputes and regulatory demands. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we would accrue a liability for the loss. When a loss is not both probable and estimable, we do not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. Because we cannot predict with certainty the ultimate resolution of the legal proceedings (including lawsuits, investigations, regulatory proceedings or claims) asserted against us, such current currently pending legal proceedings to which we are a party may have a material adverse effect on our business, cash flows, results of operations or financial condition.

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business since September 2006 to the present. We responded timely to the request. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying financial statements.

In October 2012, the ACCSC requested certain documentation related to the preliminary investigation by the United States Department of Justice. Pursuant to applicable law and the United States’ request, we are not able to provide the information requested and have notified ACCSC as such. At this time, we cannot predict the eventual scope, duration, outcome or associated costs, if any, of this request and accordingly we have not recorded any liability in the accompanying financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF UNIVERSAL TECHNICAL INSTITUTE, INC.

The executive officers of UTI are set forth in this table. All executive officers serve at the direction of the Board of Directors. Mr. White and Ms. McWaters also serve as directors of UTI.

Name	Age	Position
John C. White	64	Chairman of the Board
Kimberly J. McWaters	48	Chief Executive Officer and Director
Eugene S. Putnam, Jr.	52	President and Chief Financial Officer
Kenneth J. Cranston	49	Senior Vice President, Admissions
Chad A. Freed	39	General Counsel, Senior Vice President of Business Development
Bryce H. Peterson	34	Senior Vice President, Information Technology
Sherrell E. Smith	49	Senior Vice President, Operations
Rhonda R. Turner	39	Senior Vice President, People Services

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

Kimberly J. McWaters has served as our Chief Executive Officer since October 2003 and as a director on our Board since February 2005. Ms. McWaters has also taken primary responsibility for leading our marketing department as of September 2012. Ms. McWaters served as UTI’s President from 2000 to March 2011 and previously served on our Board from 2002 to 2003. From 1984 to 2000, Ms. McWaters held several positions with UTI, including Vice President of Marketing and Vice President of Sales and Marketing. Ms. McWaters also serves as a director of Penske Automotive Group, Inc. (formerly United Auto Group, Inc.). Ms. McWaters received a BS in Business Administration from the University of Phoenix.

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

Kenneth J. Cranston has served as our Senior Vice President, Admissions since July 2010. From December 2009 to June 2010, he served as Regional Vice President of Operations. Prior to joining UTI, Mr. Cranston was

President and CEO of Terion, Inc., a leading provider of wireless tracking technology for the transportation industry. Before joining Terion, Inc., he spent much of his career in sales and marketing for industry leaders such as NBC, Western Union and Telespectrum Worldwide, where he served as National Vice President of Sales and Marketing. Mr. Cranston received his BA in Economics from Iona College.

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

Bryce H. Peterson has served as our Senior Vice President, Information Technology since June 2012. Mr. Peterson served as Vice President of Information Technology from March 2011 to June 2012, as Vice President of Internal Audit Services from March 2010 to March 2011 and as Information Technology Audit Manager from October 2008 to February 2010. Prior to joining UTI, Mr. Peterson served in a variety of positions at KPMG, LLP, Brigham Young University, and Fenton Enterprises. Mr. Peterson received his MS in Information Systems Management and holds a BS in Business Management from Brigham Young University.

Sherrell E. Smith has served as our Senior Vice President, Operations since August 2012. During his previous tenure with UTI from 1986 to 2009, Mr. Smith held several positions with UTI including Campus President, Regional Vice President of Operations, Senior Vice President of Operations and Education and Executive Vice President of Operations. Prior to his return to UTI, Mr. Smith advised a private equity firm on acquisition opportunities in the education field and served as the Chief Executive Officer of the American Institute of Technology. Mr. Smith received a BS in Management from Arizona State University.

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

	Price Range of Common Stock
	High	Low
Fiscal Year Ended September 30, 2012:
First Quarter	$15.14	$11.78
Second Quarter	$14.78	$12.58
Third Quarter	$13.73	$11.66
Fourth Quarter	$14.08	$10.92

	Price Range of Common Stock
	High	Low
Fiscal Year Ended September 30, 2011:
First Quarter	$22.50	$16.55
Second Quarter	$22.50	$17.16
Third Quarter	$20.42	$16.76
Fourth Quarter	$21.37	$13.01

The closing price of our common stock as reported by the NYSE on November 15, 2012, was $12.22 per share. As of November 15, 2012 there were 34 holders of record of our common stock.

On March 30, June 29, and September 28, 2012, we paid cash dividends of $0.10 per share to common stockholders of record as of March 15, June 18, and September 21, 2012. The aggregate payment was approximately $7.4 million.

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions. Periodically, we may return shareholder earnings through cash dividends or stock repurchases, or a combination thereof.

Sales of Unregistered Securities; Repurchase of Securities

The following table summarizes the purchase of equity securities for the three months ended September 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands)(1)
July	—	$—	—	$23,366
August	11,300	$11.92	11,300	$23,232
September	6,500	$11.60	6,500	$23,156

Total	17,800		17,800	$23,156

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

This graph compares total cumulative stockholder return on our common stock during the period from September 30, 2007 through September 30, 2012 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on September 30, 2007, and any dividends were reinvested on the date on which they were paid.

Symbol	CRSP Total Returns Index for:	09/2007	09/2008	09/2009	09/2010	09/2011	09/2012
	Universal Technical Institute, Inc.	100.0	94.8	109.6	116.7	81.2	83.7
	NYSE Stock Market (US Companies)	100.0	79.1	73.2	81.9	81.3	105.0
	Self-Determined Peer Group	100.0	93.9	116.8	84.5	58.8	39.2

Companies in the Self-Determined Peer Group
Apollo Group, Inc.	Career Education Corporation
Corinthian Colleges, Inc.	DeVry, Inc. Del
I T T Educational Services, Inc.	Strayer Education, Inc.
Lincoln Educational Services Corporation

Notes:

A.	The lines represent quarterly index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the quarterly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100 on 09/30/2007.
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of and for each of the five years ended September 30, 2012, 2011, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2012	2011	2010	2009	2008
	($’s in thousands, except per share amounts)
Statement of Operations Data:(1),(2)
Revenues	$413,552	$451,900	$435,921	$366,635	$343,460
Operating expenses:
Educational services and facilities	211,979	223,628	212,608	193,490	186,640
Selling, general and administrative	187,458	183,726	177,194	154,649	146,123

Total operating expenses	399,437	407,354	389,802	348,139	332,763

Income from operations	14,115	44,546	46,119	18,496	10,697
Interest income, net(3)	302	252	250	198	3,146
Other income, net(4)	545	291	480	466	178

Income before taxes	14,962	45,089	46,849	19,160	14,021
Income tax expense	5,930	18,192	18,283	7,516	5,805

Net income	$9,032	$26,897	$28,566	$11,644	$8,216

Net income per share:
Basic	$0.37	$1.10	$1.19	$0.48	$0.32
Diluted	$0.36	$1.09	$1.17	$0.47	$0.32
Weighted average shares (in thousands):
Basic	24,711	24,427	24,041	24,246	25,574
Diluted	24,937	24,740	24,511	24,627	25,807
Cash dividends declared per common share	$0.30	$—	$1.50	$—	$—
Other Data:(1)
Depreciation and amortization(5)	$23,819	$24,842	$19,888	$17,568	$17,605
Number of campuses(1)	11	11	11	10	10
Average undergraduate enrollments	16,500	18,500	18,600	15,900	14,900
Balance Sheet Data:(1),(2)
Cash and cash equivalents(6),(7)	$45,665	$53,670	$48,974	$56,199	$80,878
Current assets(6),(7)	$134,984	$133,915	$115,656	$114,222	$117,619
Working capital (deficit)(6),(7)	$35,544	$28,231	$(7,090)	$12,675	$31,015
Total assets(6),(7),(8)	$268,158	$266,029	$242,724	$223,407	$209,375
Total shareholders’ equity(6)	$146,085	$141,423	$108,041	$106,609	$108,187

(1)	In 2010, we opened a campus in Dallas/Ft. Worth, Texas, which contributed to the fluctuation in our results of operations and financial position during 2011 and 2010.

(2)

During the three months ended June 30, 2012, we revised our previously issued financial statements from 2009 through 2012 to reflect the cumulative impact of certain immaterial error corrections. For additional information related to this revision, and for tables presenting the impact of the revision on our consolidated financial statements presented in this Report on Form 10-K, see Note 3 to our consolidated financial statements. The following tables present the impact of this revision on our consolidated balance sheet as of September 30, 2009 and our consolidated statement of income for the year ended September 30, 2009:

	September 30, 2009
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet Data:
Current assets	$114,165	$57	$114,222
Total assets	$223,351	$56	$223,407
Total shareholders’ equity	$106,698	$(89)	$106,609

	September 30, 2009
	As Reported	Adjustment	As Revised
Consolidated Statement of Income Data:
Selling, general and administrative	$154,504	$145	$154,649
Total operating expenses	$347,994	$145	$348,139
Income from operations	$18,641	$(145)	$18,496
Income before income taxes	$19,305	$(145)	$19,160
Income tax expense	$7,572	$(56)	$7,516
Net income	$11,733	$(89)	$11,644
Net income per share — diluted	$0.48	$(0.01)	$0.47

(3)

In 2012, 2011, 2010 and 2009, our interest income decreased as a result of investment in low risk, low yield municipal bonds and mutual funds. In 2012, we paid quarterly cash dividends of $0.10 per share on March 30, June 29, and September 28 totaling $7.4 million and used $1.8 million of cash to repurchase our common shares, contributing to lower interest income. In 2010, we paid a special cash dividend on common stock of $1.50 per share totaling $36.3 million. In 2009, we used $16.9 million of cash to repurchase our common shares.

(4)

In 2012, 2011, 2010 and 2009, our other income was primarily due to sublease rental income. The decrease in 2011 is attributable to a loss on the cash value of life insurance policies compared to a gain in other periods.

(5)

In 2012 and 2011, depreciation and amortization expense increased primarily due to the opening of our Dallas/Ft. Worth, Texas campus and the implementation of our Automotive Technology and Diesel Technology II curricula.

(6)

In 2012, we paid quarterly cash dividends of $0.10 per share on March 30, June 29, and September 28 totaling $7.4 million. In 2010, we paid a special cash dividend on common stock of $1.50 per share totaling $36.3 million. In 2012, 2009 and 2008, we used cash and cash equivalents to repurchase approximately $1.8 million, $16.9 million and $29.5 million, respectively, of our common shares, which decreased cash and cash equivalents, current assets and working capital (deficit).

(7)

In 2009, we purchased a building in the Dallas/Ft. Worth, Texas area for $9.1 million. In October 2007, we sold our facilities and land at our Norwood, Massachusetts campus for $33.0 million and received net proceeds of $32.6 million.

(8)

In 2012, we entered into various agreements to relocate, design and build a campus in Lisle, Illinois to replace our existing campus in Glendale Heights, Illinois. Pursuant to these agreements, we invested approximately $4.0 million to acquire an equity interest of approximately 28% in a related joint venture and recorded approximately $2.4 million in property and equipment with a corresponding amount as a construction liability. Additionally, we have prepaid $2.0 million to fund project plan modifications.

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

General Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree, diploma or certificate programs at 11 campuses across the United States. We also offer advanced training programs including both student paid electives at our campuses and manufacturer or dealer sponsored training at dedicated training centers. We have provided technical education for 47 years.

Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented after reductions related to discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program. We generally recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our tuition revenues with additional revenues from sales of textbooks and program supplies, student housing and other revenues, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented less than 3% of our total revenues in each year for the three-year period ended September 30, 2012. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

Average undergraduate full-time student enrollments vary depending on, among other factors, the number of continuing students at the beginning of a period, new student enrollments during the period, students who have previously withdrawn but decide to re-enroll during the period, graduations and withdrawals during the period. Our average undergraduate full-time student enrollments are influenced by: the attractiveness of our program offerings to high school graduates and potential adult students; the effectiveness of our marketing efforts; the depth of our industry relationships; the strength of employment markets and long term career prospects; the quality of our instructors and student services professionals; the persistence of our students; the length of our education programs; the availability of federal and alternative funding for our programs; the number of graduates of our programs who elect to attend the advanced training programs we offer and general economic conditions. Our introduction of additional program offerings at existing campuses and opening additional campuses is expected to influence our average undergraduate full-time student enrollment. We currently offer start dates at our campuses that range from every three to six weeks throughout the year in our undergraduate programs. The number of start dates of advanced training programs varies by the duration of those programs and the needs of the manufacturers who sponsor them.

Our tuition charges vary by type and length of our programs and the program level, such as undergraduate or advanced training. Tuition rates have increased by approximately 3% to 5% for the year ended September 30, 2012, 4% to 7% for the year ended September 30, 2011, and 3% to 5% for the year ended September 30, 2010. We continually evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. In 2012, approximately 75% of our revenues, on a cash basis as defined by ED, were derived from federal student financial aid programs.

We extend credit for tuition and fees, for a limited period of time, to the majority of our students. Our credit risk is mitigated through the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation, placement on reimbursement status or termination proceeding which could have a material adverse effect on our business.

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

2012 Overview

Operations

Lower student population levels as we began 2012, combined with lower new student starts throughout the year, resulted in a 10.8% decline in our average undergraduate full-time student enrollment to approximately 16,500 students for the year ended September 30, 2012. We started 15,700 students during the year ended September 30, 2012, which represents a decrease of 3.1% as compared to a decrease of 17.1% for the year ended September 30, 2011. The decrease in starts was partially due to a decrease in student applications in the prior year, as well as the result of certain macro-economic headwinds and regulatory challenges.

Several factors continue to challenge our ability to attract and start new students including the following:

•	Unemployment; during periods when the unemployment rate declines or remains stable as it did in 2012, prospective students have more employment options;

•	The state of the general macro-economic environment and its impact on the ability and willingness of students and their families to incur debt;

•	Competition for prospective students continues to increase from within our sector as well as traditional post-secondary educational institutions; and

•	Regulatory changes during 2012 and 2011:

•

The amount of Title IV financial aid available decreased during 2012 which increased the funding gap between the amount of Title IV financial aid our students are eligible for and the cost of education; this funding gap requires students and their families to obtain additional financing; and

•

Incentive compensation changes which became effective July 1, 2011 limited the means by which we may compensate our admissions representatives and required significant changes to our compensation and performance management processes. We are continuing to adapt to those changes within the organization.

For further discussion on regulatory changes, see “Business — Regulatory Environment — Regulation of Federal Student Financial Aid Programs — Congressional Action” included elsewhere in this Report on Form 10-K.

The decline in our average undergraduate full-time student enrollment resulted in a decline in revenues and net income for the year ended September 30, 2012. Our revenues for the year ended September 30, 2012 were $413.6 million, a decrease of $38.3 million, or 8.5%, from the prior year. Our net income for the year ended September 30, 2012 was $9.0 million, a decrease of $17.9 million from the prior year. Additionally, our revenues for the year ended September 30, 2012 excluded $14.1 million of tuition related to students participating in our proprietary loan program.

Balancing the impact of our lower student populations and our highly fixed cost structure with our commitment to invest in our future resulted in lower operating margins for the year ended September 30, 2012.

In response to these challenges, we continue to manage discretionary operating costs, to develop our strong industry relationships and to provide alternative solutions to help students achieve their educational goals. During 2012, we increased our merit and need-based scholarships offerings and made our proprietary loan program more accessible to students. Additionally, we have taken steps to optimize marketing to generate higher quality inquiries from potential students and we have implemented programs to improve the effectiveness of our admissions processes.

Automotive Technology and Diesel Technology II Integration

We began offering our Automotive Technology and Diesel Technology II curricula, which is a blend of daily instructor-led theory and hands-on lab training complemented by interactive web-based learning, at our Dallas/Fort Worth Texas campus during 2010 and integrating it at our Avondale, Arizona campus in 2012. We intend to integrate these curricula at an additional campus during the 2013 calendar year. As we integrate the curricula at our automotive campuses, we expect to make additional capital investments and incur higher than usual operating expenses. During the year ending September 30, 2013, we anticipate capitalizing within the range of $4.0 million to $4.4 million and incurring approximately $4.4 million in operating expenses related to these integration activities.

Financial Statement Revision

During the year ended September 30, 2012, we revised our financial statements for immaterial errors that relate to prior years. During the year ended September 30, 2011, we received clarification from a non-Title IV federal funding agency regarding the rules and policies for its programs through which students receive educational funding. As a result, we identified that we had received cash in excess of the funding for which our students are eligible, which we are required to return to this funding agency. We identified $0.8 million (pre-tax) of bad debt expense arising from this issue which should have been recognized during prior years. Additionally, we identified $0.3 million (pre-tax) of compensation which required payment for services received in periods from October 1, 2002 through March 31, 2012 for which amounts had not been accrued. During the three months ended June 30, 2012, we determined it was appropriate to revise our previously issued financial statements to reflect the cumulative impact of this correction. See footnote 3 to our consolidated financial statements included in this Report on Form 10-K for further discussion.

Build-to-Suit Lease

During the year ended September 30, 2012, we entered into a build-to-suit facility lease agreement and a construction management agreement related to the relocation of our Glendale Heights, Illinois campus to and the design and construction of a new campus in Lisle, Illinois. Under these agreements, we have retained all construction risk and therefore, for accounting purposes, are considered the owner during the construction period. We have recorded approximately $2.4 million in construction in progress and $2.4 million in the related construction liability on our consolidated balance sheet as of September 30, 2012. The construction management agreement requires us to fund any budget overruns related to this construction project. As of September 30, 2012, we have prepaid $2.0 million to fund project plan modifications, which is recorded as Prepaids and Other Current Assets in our consolidated balance sheet. Additionally, we have an imputed operating lease related to our use of the land.

When construction is completed and the facility is placed into service, we anticipate we will not be able to achieve sale-leaseback accounting and therefore we will record an asset and a corresponding financing obligation on our consolidated balance sheet. The asset will be depreciated over the initial lease term of 18 years. The financing obligation will be amortized through the effective interest method in which a portion of the lease payments will decrease the financing obligation and the remaining portion will be recognized as interest expense.

Concurrent with the lease agreement, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture. See footnote 9 to our consolidated financial statements included in this Report on Form 10-K for further discussion.

Regulatory Environment

For a detailed discussion of the regulatory environment and related risks, see “Business — Regulatory Environment”, and Item 1A, “Risk Factors”, included elsewhere in this Report on Form 10-K.

On December 23, 2011, the President signed the Appropriations Act, which included award year 2012-2013 funding levels for Title IV Programs and also made several changes to Title IV Program requirements. The changes eliminated Ability-to-benefit (ATB) options for establishing general student eligibility for Title IV Program funds for students who first enroll in a program of study on or after July 1, 2012. Since July 1, 2012, we have not admitted first-time students without a high school diploma, or its recognized equivalent, or who have not been home schooled.

On October 29, 2010, ED issued regulations pertaining to certain aspects of the administration of Title IV Programs, regulations which, with minor exceptions, became effective July 1, 2011. Since the publication of the new regulations, ED has issued guidance in the form of multiple Dear Colleague Letters to institutions. Additionally, on June 13, 2011, ED published regulations related to the metrics for determining whether an academic program prepares students for gainful employment, which were to become effective July 1, 2012 but were vacated by the U.S. District Court on June 30, 2012. On July 30, 2012, ED filed a motion asking the Court to reinstate the requirement that institutions report information about student loan-repayment rates and debt-to-income ratios. Currently, we have identified the rules concerning (i) assignment of credit hours and clock hours, (ii) incentive compensation and (iii) revisions to misrepresentation regulations as the rules most likely to materially impact our business.

We have devoted significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that are also congruent with our business, culture and mission to serve our students and industry relationships. However, these solutions related to implementation and compliance with these final rules may have a material impact on the manner in which we conduct our business, our student populations and the nature of our programs. See “Business — Risk Factors — Title IV Program integrity regulations” included elsewhere in this Report on Form 10-K.

2013 Outlook

We expect the number of applications to improve in 2013. However, given the continuing headwinds, we expect our new student starts for the first half to be down before possibly improving during the second half, resulting in full year new student starts to be close to flat year over year. As a result, we anticipate the average student population for 2013 to decline by a mid to high single digit rate, and that these lower levels of enrollment will combine with slightly higher tuition to result in a low to mid single digit decline in revenues in 2013 and an overall decline in operating margin and net income compared to 2012. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	51.3%	49.4%	48.8%
Selling, general and administrative	45.3%	40.7%	40.6%

Total operating expenses	96.6%	90.1%	89.4%

Income from operations	3.4%	9.9%	10.6%

Interest income	0.1%	0.0%	0.1%
Other income	0.1%	0.1%	0.1%

Total other income	0.2%	0.1%	0.2%

Income before income taxes	3.6%	10.0%	10.8%
Income tax expense	1.4%	4.0%	4.2%

Net income	2.2%	6.0%	6.6%

Our earnings before interest, tax, depreciation and amortization (EBITDA) for the years ending September 30, 2012, 2011 and 2010 were $39.5 million, $70.6 million and $67.4 million, respectively. EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose to investors this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, such measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income determined in financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net income as follows:

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Net income	$9,032	$26,897	$28,566
Interest income, net	(302)	(252)	(250)
Income tax expense	5,930	18,192	18,283
Depreciation and amortization	24,831	25,731	20,803

EBITDA	$39,491	$70,568	$67,402

Return on equity for the trailing four quarters ended September 30, 2012 was 6.2% compared to 21.2% percent for the trailing four quarters ended September 30, 2011. Return on equity is calculated as the sum of our net income for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters.

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

	Year Ended September 30,
	2012	2011	2010
Average undergraduate full-time student enrollment	16,500	18,500	18,600
Total seats available	28,000	29,500	27,200
Average capacity utilization	58.9%	62.7%	68.4%

During the years ended September 30, 2012, 2011 and 2010, we started 15,700 students, 16,200 students, and 19,500 students, respectively.

During 2013, we plan to continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating additional space for use by our advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.

The lease for our Glendale Heights, Illinois campus expires in 2013. In August 2012, we entered into agreements related to the relocation of our Glendale Heights, Illinois campus and the design and construction of a campus in Lisle, Illinois. We anticipate that the square footage will approximate that of our existing campus in Glendale Heights, Illinois.

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

Revenues.    Our revenues for the year ended September 30, 2012 were $413.6 million, representing a decrease of $38.3 million, or 8.5%, as compared to revenues of $451.9 million for the year ended September 30, 2011. The decrease in revenues is attributable to a decrease in average undergraduate full-time student enrollment during the year. Offsetting this decrease was an increase in tuition rates of 3% to 5%, depending on the program. Our revenues excluded $14.1 million and $7.0 million of tuition related to students participating in our proprietary loan program for the years ended September 30, 2012 and September 30, 2011, respectively. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. As a result of collections under our proprietary loan program, our revenues included $1.5 million and $0.8 million for the years ended September 30, 2012 and September 30, 2011, respectively.

Educational services and facilities expenses.    Our educational services and facilities expenses for the year ended September 30, 2012 were $212.0 million, representing a decrease of $11.6 million, or 5.2%, as compared to $223.6 million for the year ended September 30, 2011.

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2012	2011
	(In thousands)
Salaries expense	$92,157	$97,896
Employee benefits and tax	18,228	19,571
Bonus expense	2,386	3,220
Stock-based compensation	1,080	939

Compensation and related costs	$113,851	$121,626

Occupancy costs	36,851	36,824
Other educational services and facilities expenses	21,370	23,085
Depreciation and amortization expense	19,035	18,929
Tools and training aids expense	10,633	11,709
Supplies and maintenance	10,239	11,455

	$211,979	$223,628

Compensation and related costs decreased approximately $7.8 million for the year ended September 30, 2012 compared to the prior year. The decrease was primarily due to a decrease in our staffing levels as a result of the reduction in workforce in June 2011, which was completed to align our cost structure with our projected future student population. We completed another reduction in workforce in September 2012 which resulted in severance and benefit charges of $1.0 million as compared to $2.3 million during the June 2011 event. This action was completed to continue to align our cost structure with our lower average student population.

Tools and training aids expense and supplies and maintenance decreased a combined $2.3 million during the year ended September 30, 2012, compared to the prior year. The decrease was primarily due to our lower average undergraduate full-time student enrollments during the year as well as our cost savings efforts in anticipation of lower average student populations for 2012.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the year ended September 30, 2012 were $187.5 million, an increase of $3.7 million, or 2.0%, as compared to $183.7 million for the year ended September 30, 2011.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2012	2011
	(In thousands)
Salaries expense	$73,870	$70,132
Employee benefits and tax	16,186	15,864
Bonus expense	5,453	7,808
Stock-based compensation	5,412	5,340

Compensation and related costs	$100,921	$99,144

Advertising costs	42,127	34,605
Other selling, general and administrative expenses	25,506	27,979
Bad debt expense	5,175	8,679
Depreciation expense	5,796	6,802
Contract services expense	5,378	5,392
Legal services expense	2,555	1,125

	$187,458	$183,726

Advertising expense increased $7.5 million for the year ended September 30, 2012 primarily due to the shift in our marketing strategy to improve the quality and quantity of inquiries and applications for the year. This resulted in increased spending on various media including television, internet, magazine, and inquiry generation programs. For the year ended September 30, 2012, the number of inquiries increased as compared to the prior year and our investment in advertising expense yielded higher quality inquiries in the current year. Advertising expenses as a percentage of revenues for the year ended September 30, 2012 were 10.2%. We anticipate our advertising expense will be in the range of 9% — 10% of revenue for the year ended September 30, 2013.

Compensation and related costs increased $1.8 million for the year ended September 30, 2012. The increase was primarily due to modifications made to our compensation plans in response to the regulations that became effective July 1, 2011. The modifications increased salary expense and also contributed to the decrease in bonus expense for the year ended September 30, 2012. The increase in compensation and related costs was partially offset by a decrease in our staffing levels primarily attributable to the reduction in workforce completed in June 2011. Additionally, we completed another reduction in workforce during the year ended September 30, 2012 which resulted in severance expense of $0.9 million, as compared to $1.4 million during the June 2011 event.

Our legal services expense increased $1.4 million for the year ended September 30, 2012 as a result of various legal claims. We anticipate that we will experience an increase in legal services expense, as compared to prior periods, until such time as the claims are resolved. See Legal Proceedings in Part I, Item 3 in this Report on Form 10-K for further discussion. We have insurance policies that mitigate our exposure and enable us to recover a portion of amounts incurred.

Bad debt expense decreased $3.5 million for the year ended September 30, 2012. Bad debt expense for the year ended September 30, 2011 included approximately $1.5 million related to the non-Title IV federal funding agency clarification discussed in the 2012 Overview. During the year ended September 30, 2012, our focused efforts on financial aid processes and collection activities led to lower out of school student balances and lower bad debt expense. Additionally, we collected approximately $0.6 million on a note receivable, related to the previous sale of a business unit, which had been written off in 2004. As a result of this collection, bad debt expense represents 1.3% of revenue for the year ended September 30, 2012. We anticipate bad debt expense to be in the range of 1.4% – 1.5% of revenue for the year ended September 30, 2013.

Income taxes.    Our provision for income taxes for the year ended September 30, 2012 was $5.9 million, or 39.6% of pre-tax income compared to $18.2 million or 40.3% of pre-tax income for the year ended September 30, 2011. The effective income tax rate in each year differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Net income.    As a result of the foregoing, we reported net income for the year ended September 30, 2012 of $9.0 million, as compared to net income of $26.9 million for the year ended September 30, 2011.

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

Revenues.    Our revenues for the year ended September 30, 2011 were $451.9 million, representing an increase of $16.0 million, or 3.7%, as compared to revenues of $435.9 million for the year ended September 30, 2010. The increase was due to tuition rate increases between 4% and 7%, depending on the program, offset by an increase of $1.2 million in tuition scholarships. The increase in revenues was also attributable to an increase in average undergraduate full-time student enrollment during the first three quarters of the year. Our revenues excluded $7.0 million and $9.7 million of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we will recognize the related revenue as payments are received from the students participating in this program. As a result of collections under our proprietary loan program, our revenues included $0.8 million and $0.2 million for the years ended September 30, 2011 and September 2010, respectively.

Educational services and facilities expenses.    Our educational services and facilities expenses for the year ended September 30, 2011 were $223.6 million, representing an increase of $11.0 million, or 5.2%, as compared to $212.6 million for the year ended September 30, 2010.

Our educational services and facilities expenses for the year ended September 30, 2011 and September 30, 2010 for our Dallas/Ft. Worth, Texas campus were $7.8 million and $4.0 million, respectively, including corporate allocations of $1.2 million and $0.4 million, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2011	2010
	(In thousands)
Salaries expense	$97,896	$89,659
Employee benefits and tax	19,571	17,015
Bonus expense	3,220	4,187
Stock-based compensation	939	685

Compensation and related costs	$121,626	$111,546

Occupancy costs	36,824	36,410
Other educational services and facilities expenses	23,085	23,984
Depreciation and amortization expense	18,929	15,641
Tools and training aids expense	11,709	13,108
Supplies and maintenance	11,455	11,919

	$223,628	$212,608

The increase in compensation and related costs for the year ended September 30, 2011 was primarily due to the hiring of additional staff dedicated to student employment services, and for the addition of instructors in order to support our higher average undergraduate full-time student enrollments that occurred during the first three quarters of the year. However, during the year we determined that in order to align our cost structure with our projected future student population, it was necessary to complete a reduction in workforce in June 2011 which resulted in severance expense of $2.3 million. Additionally, we had an increase of self-insurance claims which contributed to the increase of $2.5 million in employee benefits expense. Furthermore, the increase in compensation and related costs was impacted by modifications made to our compensation plans in response to the new regulations that became effective July 1, 2011. For the year ended September 30, 2011, the changes to our compensation plans decreased bonus expense by $1.0 million compared to September 30, 2010.

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

Selling, general and administrative expenses.     Our selling, general and administrative expenses for the year ended September 30, 2011 were $183.7 million, an increase of $6.5 million, or 3.7%, as compared to $177.2 million for the year ended September 30, 2010.

Our selling, general and administrative expenses for the year ended September 30, 2011 and September 30, 2010 for our Dallas/Ft. Worth, Texas campus was $6.6 million and $4.3 million, respectively, including corporate allocations of $5.2 million and $3.1 million, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2011	2010
	(In thousands)
Salaries expense	$70,132	$63,990
Employee benefits and tax	15,864	15,393
Bonus expense	7,808	16,212
Stock-based compensation	5,340	5,209

Compensation and related costs	$99,144	$100,804

Advertising costs	34,605	32,552
Other selling, general and administrative expenses	27,979	25,224
Bad debt expense	8,679	6,920
Depreciation expense	6,802	5,161
Contract services expense	5,392	5,754
Legal services expense	1,125	779

	$183,726	$177,194

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

Bad debt expense for the year ended September 30, 2011 included approximately $1.5 million related to the non-Title IV federal funding agency clarification discussed in the 2012 Overview. Bad debt expense represented 1.9% of revenue for the year ended September 30, 2011.

Depreciation expense increased $1.6 million for the year ended September 30, 2011 primarily due to the addition of software developed for internal use, acceleration of depreciation related to the relocation of our corporate office headquarters in March 2011 and investments in information technology infrastructure.

Income taxes.    Our provision for income taxes for the year ended September 30, 2011 was $18.2 million, or 40.3% of pre-tax income compared to $18.3 million or 39.0% of pre-tax income for the year ended September 30, 2010. The effective income tax rate in each year differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Net income.    As a result of the foregoing, we reported net income for the year ended September 30, 2011 of $26.9 million, as compared to net income of $28.6 million for the year ended September 30, 2010.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flow from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our existing operations through the next 12 months.

We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses, as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, consideration of strategic acquisitions and other potential uses of cash. In March, June, and September 2012, we paid a cash dividend of $0.10 per share on the common stock of the Company. At the discretion of our Board of Directors, we intend to pay a dividend quarterly in future periods. Additionally, as discussed previously, we repurchased approximately $1.8 million of our outstanding common stock during the twelve months ended September 30, 2012. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $97.1 million and $103.7 million at September 30, 2012 and 2011, respectively.

In August 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture related to the relocation of our Glendale Heights, Illinois campus to, and the design and construction of a new campus in, Lisle, Illinois. Additionally, we have prepaid $2.0 million to fund project plan modifications.

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

Operating Activities

Our net cash provided by operating activities was $18.5 million, $58.1 million and $67.5 million for the years ended September 30, 2012, 2011 and 2010, respectively. The cash provided by operating activities in 2012 was primarily attributable to net income of $9.0 million and adjustments of $28.3 million for non-cash and other items, partially offset by $18.8 million related to the change in our operating assets and liabilities. The decrease from 2011 to 2012 was primarily attributable to lower net income resulting from decreased revenues due to a decrease in our average undergraduate full-time student enrollment.

Changes in operating assets and liabilities

During the year ended September 30, 2012, the changes in our operating assets and liabilities resulted in cash outflows of $18.8 million. The outflows were primarily attributable to changes in receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, deferred revenue, income tax payable and other liabilities.

The increase in receivables resulted in a cash outflow of $10.1 million and was related to the timing of Title IV disbursements and other cash receipts on behalf of our students. The decrease in deferred revenue resulted in a cash outflow of $8.8 million was primarily attributable to the timing of student starts, the lower number of students in school and where they were at period end in relation to the completion of their program at September 30, 2012 compared to September 30, 2011. The increase in prepaid expenses and other current assets resulted in a cash outflow of $3.5 million and was primarily related to a $2.0 million prepaid to fund project plan modifications related to the relocation of our Glendale Heights, Illinois campus to, and the design and construction of a new campus in, Lisle, Illinois. We experienced a cash outflow of $1.3 million due to a decrease in the income taxes payable at September 30, 2012, as compared to September 30, 2011, which was attributable to the decrease in income before taxes.

Partially offsetting the cash outflows was a cash inflow of $3.0 million resulting from an increase in accounts payable and accrued expenses. This increase was primarily due to the timing of payments of 2012 bonuses and the accrued severance costs recorded related to the September 2012 reduction in workforce. During the year ended September 30, 2012, we returned approximately $3.1 million of the total $4.3 million obligation recorded related to the clarification from the non Title IV funding agency discussed in the 2012 Overview. Additionally, the increase in other liabilities results in a cash inflow of $2.1 million resulting primarily from a $1.0 million increase in deferred costs associated with the relocation of our Glendale Heights, Illinois campus to, and the design and construction of a new campus in, Lisle, Illinois.

During the year ended September 30, 2011, the changes in our operating assets and liabilities resulted in cash outflows of $10.5 million. The outflows were primarily attributable to changes in accounts payable and accrued expenses, deferred rent liability and income tax payable. The cash outflow of $15.0 million attributable to accounts payable and accrued expenses was primarily due to the payments of 2010 bonuses, accelerated bonus payments in June due to modifications in our compensation plans and timing of our payroll cycle. The cash outflow was offset by the elimination of current bonus plans in order to comply with the new regulations effective July 1, 2011. In September 2010, we entered into a leasing arrangement to relocate our corporate office headquarters during the second quarter of 2011. The lease included incentives such as a leasehold improvement allowance, moving allowance, and free rent periods which will be recognized on a straight-line basis over the initial lease term resulting in a $6.2 million increase in deferred rent. We experienced a cash inflow of $3.3 million as a result of being in a payable position at September 30, 2011 rather than a receivable position for income taxes in the prior year.

During the year ended September 30, 2010, the changes in our operating assets and liabilities resulted in cash inflows of $8.9 million. The inflows were a result of a $15.1 million increase in deferred revenue primarily due to the timing of student starts, the number of students in school and where they were at year end in relation to the completion of their program coupled with an increase in average undergraduate full-time student enrollment at September 30, 2010 compared to September 30, 2009. The inflows were also due to a $6.5 million increase in accounts payable and accrued expenses primarily attributable to an increase in accrued bonuses as a result of improved operating results. There was a use of cash as a result of an increase in receivables by $10.3 million due to an increase in our average undergraduate full-time student enrollment.

Investing Activities

During the year ended September 30, 2012, cash used in investing activities was $16.6 million and was primarily related to $11.3 million in purchases of property and equipment and approximately $92.5 million for the purchase of investments. Approximately $1.9 million of the purchases of property and equipment was invested in the transformation of our Automotive Technology and Diesel Technology II program curricula. Additionally, we invested approximately $4.0 million a joint venture as discussed previously. The cash outflows were partially offset by approximately $90.6 million of proceeds received upon the maturity of our investments.

During the year ending September 30, 2013, we anticipate our investment in capital expenditures will be higher than the amounts invested for the year ended September 30, 2012 by approximately $3.4 million. We anticipate investing in the range of $4.0 million to $4.4 million in computer equipment and training aids during 2013 as part of the integration of our Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona campus and another campus during 2013.

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

Financing Activities

During the year ended September 30, 2012, cash used in financing activities was $9.9 million and was primarily attributable to the payment of cash dividends on March 30, June 29, and September 28, 2012 of $0.10 per share totaling $7.4 million and the repurchase of $1.8 million of treasury stock.

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

Dividends

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions. Periodically, we may return shareholder earnings through cash dividends or stock repurchases, or a combination thereof. On March 30, June 29, and September 28, 2012, we paid cash dividends of $0.10 per share to common stockholders of record as of March 15, June 18, and September 21, 2012. The aggregate payment was approximately $7.4 million. On July 16, 2010 we paid a special cash dividend of $1.50 per share totaling $36.3 million to common stockholders of record as of July 6, 2010. At the discretion of our Board of Directors, we intend to pay a dividend quarterly in future periods.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. This share repurchase plan replaced the two existing share repurchase plans, of which there was an aggregate $23.7 million remaining. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2012, we purchased 143,600 shares at an average price per share of $12.84 and a total cost of approximately $1.8 million.

Contractual Obligations

The following table sets forth, as of September 30, 2012, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases(1),(3)	$215,740	$27,618	$52,565	$45,709	$89,848
Purchase obligations(2)	39,910	25,054	8,253	6,115	488
Other long-term obligations(3)	64,182	410	5,169	6,096	52,507

Total contractual commitments	$319,832	$53,082	$65,987	$57,920	$142,843

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)

Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Additionally, purchase orders outstanding as of September 30, 2012, employment contracts and minimum payments under licensing and royalty agreements are included.

(3)

In August 2012, we entered into a lease agreement to relocate our Glendale Heights, Illinois campus and design and build a campus in Lisle, Illinois. The terms of the agreement require estimated total annual rent payments of approximately $2.3 million, $3.1 million, $3.2 million, $3.3 million and $54.3 million in the years ending September 30, 2014, 2015, 2016, 2017 and thereafter, respectively. Amounts related to our imputed land operating lease are reflected in the preceding table in operating leases; the remaining payments are reflected in other long-term obligations.

Off-Balance Sheet Arrangements

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2012, the total face amount of these surety bonds was approximately $17.1 million.

Related Party Transactions

Information concerning certain related party transactions is included in Note 12 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2013 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

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

	Revenues
	Year Ended September 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	($’s in thousands)
Three Month Period Ending:
December 31	$106,427	25.7%	$117,447	26.0%	$103,522	23.7%
March 31	106,240	25.7%	114,161	25.3%	105,631	24.2%
June 30	99,601	24.1%	108,934	24.1%	107,525	24.7%
September 30	101,284	24.5%	111,358	24.6%	119,243	27.4%

	$413,552	100.0%	$451,900	100.0%	$435,921	100.0%

	Income from Operations
	Year Ended September 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	($’s in thousands)
Three Month Period Ending:
December 31	$7,327	51.9%	$16,853	37.8%	$15,056	32.7%
March 31	3,015	21.4%	11,390	25.6%	9,884	21.4%
June 30	1,518	10.8%	6,706	15.1%	9,857	21.4%
September 30	2,255	15.9%	9,597	21.5%	11,322	24.5%

	$14,115	100.0%	$44,546	100.0%	$46,119	100.0%

The decline in revenues and income from operations for each of the three months periods ended March 31, June 30, and September 30, 2012 was primarily due to a decrease in our student population in 2012.

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

Revenue recognition.    Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program for which payment has not been received. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 98% of our revenues for each of the years ended September 30, 2012, 2011 and 2010 consisted of tuition. Our undergraduate programs are typically designed to be completed in 45 to 102 weeks and our advanced training programs range from 10 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next twelve months.

Proprietary Loan Program.    In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we have a proprietary loan program with a national chartered bank. Under terms of the related agreement, the bank originates loans for our students who meet our specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate and modify this policy if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred. Since collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our consolidated balance sheets. Our presentation may be modified in the future in conjunction with the revenue recognition policy.

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

We review our held-to-maturity investments for impairment quarterly to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments during the years ended September 30, 2012 and 2011.

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

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year. During the year ended September 30, 2012, we adopted the guidance which simplifies how an entity tests goodwill for impairment, and performed a qualitative goodwill impairment analysis. We assessed qualitative factors on macro-economic, micro-economic and company-specific levels and determined that it was more likely than not that the fair value of each of our reporting units exceeded its carrying value. In prior years, we have utilized a discounted cash flow model that incorporated estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model include future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates our weighted average cost of capital. While actual experience will differ from the amounts included in our assessments, we do not believe that a related impairment of our goodwill is reasonably possible in the foreseeable future.

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

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements which are not yet effective that are expected to have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. We invest our cash and cash equivalents in mutual funds that invest in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes, U.S. treasury bills and pre-funded municipal bonds collateralized by escrowed-to-maturity U.S. treasury notes. As of September 30, 2012, we held $45.7 million in cash and cash equivalents and $56.0 million in investments. During the year ended September 30, 2012, we earned interest income of $0.3 million. We do not believe that reasonably possible changes in interest rates will have a material effect on our financial position, results of operations or cash flows.

As of September 30, 2012, we did not have short-term or long-term borrowings.

Effect of Inflation

To date, inflation has not had a significant effect on our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-34 of this report:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a–15(d) or 15d–15(d) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting are included on pages F-2 and F-3, respectively, of this Report on Form 10-K.

Management’s Certifications

The Company has filed as exhibits to its annual report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.

The Company has submitted to the New York Stock Exchange the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in our proxy statement for the 2013 Annual Meeting of Stockholders under the headings “Election of Directors”; “Corporate Governance and Related Matters”; “Code of Conduct”; “Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in our proxy statement for the 2013 Annual Meeting of Stockholders under the heading “Executive Compensation”, “Compensation Committee Interlocks” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in our proxy statement for the 2013 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in our proxy statement for the 2013 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in our proxy statement for the 2013 Annual Meeting of Stockholders under the heading “Fees Paid to PricewaterhouseCoopers LLP” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

(3) Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
3.2	Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on December 14, 2011.)
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

10.4.1*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 21, 2006.)
10.4.2*	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on June 21, 2006.)
10.4.3*	Form of Performance Shares Award Agreement. (Incorporated by reference to Exhibit 10.5.4 to the Registrant’s Annual Report on Form 10-K filed December 1, 2009.)
10.5.1*	Second Amended and Restated 2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2010.
10.6

Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.7

Lease Agreement, dated July 2, 2001, as amended, between John C. and Cynthia L. White, as trustees of the John C. and Cynthia L. White 1989 Family Trust, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

10.8

Lease Agreement, dated July 2, 2001, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

Exhibit Number	Description
10.9

Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 5, 2004, or an amendment thereto (No. 333-114185).)

10.10*	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 6, 2010.)
10.11.1*	Employment Agreement, dated March 7, 2011, between the Company and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on March 8, 2011.)
10.11.2*

First Amendment to Employment Agreement, effective as of October 1, 2012, between the Company and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on October 3, 2012.)

10.12.1*	Employment Agreement, dated March 7, 2011, between the Company and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on March 8, 2011.)
10.12.2*

First Amendment to Employment Agreement, effective as of October 1, 2012, between the Company and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on October 3, 2012.)

10.13.1*	Employment Agreement, dated March 7, 2011, between the Company and John C. White. (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on March 8, 2011.)
10.13.2*

First Amendment to Employment Agreement, effective as of October 1, 2012, between the Company and John C. White. (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on October 3, 2012.)

10.14.1*

Offer Letter, dated as of August 2, 2012, between Universal Technical Institute, Inc. and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on August 21, 2012.)

10.14.2*

Addendum Letter, dated as of August 7, 2012, between Universal Technical Institute, Inc. and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on August 21, 2012.)

10.15*

Amended and Restated Employment Agreement, effective as of October 1, 2012, between the Company and Kenneth J. Cranston. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on November 1, 2012.)

10.20	Form of Retention/Recognition Bonus Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 13, 2011.)
21.1	Subsidiaries of Registrant. (Filed herewith.)
23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
24.1	Power of Attorney. (Included on signature page.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101**

The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: November 28, 2012

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

SIGNATURE	TITLE	DATE

/s/ John C. White John C. White	Chairman of the Board	November 28, 2012

/s/ Kimberly J. McWaters Kimberly J. McWaters	Chief Executive Officer (Principal Executive Officer) and Director	November 28, 2012

/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 28, 2012

/s/ David A. Blaszkiewicz David A. Blaszkiewicz	Director	November 28, 2012

/s/ Alan E. Cabito Alan E. Cabito	Director	November 28, 2012

/s/ A. Richard Caputo, Jr. A. Richard Caputo, Jr.	Director	November 28, 2012

/s/ Conrad A. Conrad Conrad A. Conrad	Director	November 28, 2012

SIGNATURE	TITLE	DATE

/s/ Dr. Roderick Paige Dr. Roderick Paige	Director	November 28, 2012

/s/ Roger S. Penske Roger S. Penske	Director	November 28, 2012

/s/ Linda J. Srere Linda J. Srere	Director	November 28, 2012

/s/ Kenneth R. Trammell Kenneth R. Trammell	Director	November 28, 2012

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Universal Technical Institute, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Universal Technical Institute, Inc. and its subsidiaries (“the Company”) at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of the internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

November 28, 2012

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$45,665	$53,670
Investments, current portion	51,455	50,052
Receivables, net	14,910	11,205
Deferred tax assets, net	7,977	8,279
Prepaid expenses and other current assets	14,977	10,709

Total current assets	134,984	133,915
Investments, less current portion	4,533	5,830
Property and equipment, net	91,939	100,377
Goodwill	20,579	20,579
Deferred tax assets, net	5,576	—
Other assets	10,547	5,328

Total assets	$268,158	$266,029

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,865	$36,895
Deferred revenue	52,564	61,394
Accrued tool sets	4,264	4,723
Income tax payable	744	2,032
Other current liabilities	1,003	640

Total current liabilities	99,440	105,684
Deferred tax liabilities, net	—	2,443
Deferred rent liability	12,946	11,799
Other liabilities	9,687	4,680

Total liabilities	122,073	124,606

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,222,132 shares issued and 24,891,205 shares outstanding at September 30, 2012 and 29,560,276 shares issued and 24,690,050 shares outstanding at September 30, 2011	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	166,970	156,497
Treasury stock, at cost, 5,330,927 shares at September 30, 2012 and 4,870,226 shares at September 30, 2011	(83,924)	(76,506)
Retained earnings	63,036	61,429

Total shareholders’ equity	146,085	141,423

Total liabilities and shareholders’ equity	$268,158	$266,029

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenues	$413,552	$451,900	$435,921
Operating expenses:
Educational services and facilities	211,979	223,628	212,608
Selling, general and administrative	187,458	183,726	177,194

Total operating expenses	399,437	407,354	389,802

Income from operations	14,115	44,546	46,119
Other income (expense):
Interest income	306	258	259
Interest expense	(4)	(6)	(9)
Other income	545	291	480

Total other income, net	847	543	730

Income before income taxes	14,962	45,089	46,849
Income tax expense	5,930	18,192	18,283

Net income	$9,032	$26,897	$28,566

Earnings per share:
Net income per share — basic	$0.37	$1.10	$1.19

Net income per share — diluted	$0.36	$1.09	$1.17

Weighted average number of common shares outstanding:
Basic	24,711	24,427	24,041

Diluted	24,937	24,740	24,511

Cash dividends declared per common share	$0.30	$—	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Treasury Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2009	28,641	$3	$140,813	4,870	$(76,506)	$42,299	$106,609
Net income	—	—	—	—	—	28,566	28,566
Issuance of common stock under employee plans	603	—	4,083	—	—	—	4,083
Shares withheld for payroll taxes	(95)	—	(2,124)	—	—	—	(2,124)
Tax benefit from employee stock plans	—	—	1,274	—	—	—	1,274
Stock-based compensation	—	—	5,966	—	—	—	5,966
Cash dividends declared	—	—	—	—	—	(36,333)	(36,333)

Balance at September 30, 2010	29,149	$3	$150,012	4,870	$(76,506)	$34,532	$108,041
Net income	—	—	—	—	—	26,897	26,897
Issuance of common stock under employee plans	517	—	1,269	—	—	—	1,269
Shares withheld for payroll taxes	(106)	—	(1,739)	—	—	—	(1,739)
Tax benefit from employee stock plans	—	—	638	—	—	—	638
Stock-based compensation	—	—	6,317	—	—	—	6,317

Balance at September 30, 2011	29,560	$3	$156,497	4,870	$(76,506)	$61,429	$141,423
Net income	—	—	—	—	—	9,032	9,032
Issuance of common stock under employee plans	452	—	550	—	—	—	550
Shares withheld for payroll taxes	210	—	4,204	317	(5,569)	—	(1,365)
Tax benefit from employee stock plans	—	—	(773)	—	—	—	(773)
Stock-based compensation	—	—	6,492	—	—	—	6,492
Shares repurchased	—	—	—	144	(1,849)	—	(1,849)
Cash dividends declared	—	—	—	—	—	(7,425)	(7,425)

Balance at September 30, 2012	30,222	$3	$166,970	5,331	$(83,924)	$63,036	$146,085

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$9,032	$26,897	$28,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,819	24,842	19,888
Amortization of held-to-maturity investments	1,757	1,195	1,367
Bad debt expense	5,790	8,679	6,920
Stock-based compensation	6,492	6,279	5,894
Excess tax benefit from stock-based compensation	(159)	(1,081)	(1,788)
Deferred income taxes	(8,490)	2,296	(3,709)
Training equipment credits (earned) used	(1,127)	(1,501)	1,079
Loss on disposal of property and equipment	203	957	341
Changes in assets and liabilities:
Receivables	(10,109)	(1,240)	(10,286)
Prepaid expenses and other current assets	(3,520)	391	(1,541)
Other assets	(1,227)	(1,486)	(261)
Accounts payable and accrued expenses	3,037	(15,009)	6,469
Deferred revenue	(8,830)	(1,882)	15,101
Income tax payable/receivable	(1,288)	3,279	(1,130)
Accrued tool sets and other current liabilities	(96)	231	830
Deferred rent liability	1,147	6,178	28
Other liabilities	2,078	(953)	(287)

Net cash provided by operating activities	18,509	58,072	67,481

Cash flows from investing activities:
Purchase of property and equipment	(11,342)	(29,098)	(37,196)
Proceeds from disposal of property and equipment	6	64	5
Purchase of investments	(92,503)	(89,538)	(41,570)
Proceeds received upon maturity of investments	90,640	64,585	36,641
Proceeds from note receivable	615	—	—
Investment in joint venture	(4,000)	—	—

Net cash used in investing activities	(16,584)	(53,987)	(42,120)

Cash flows from financing activities:
Payment of cash dividends	(7,425)	—	(36,333)
Proceeds from issuance of common stock under employee plans	550	1,269	4,083
Payment of payroll taxes on stock-based compensation through shares withheld	(1,365)	(1,739)	(2,124)
Excess tax benefit from stock-based compensation	159	1,081	1,788
Purchases of treasury stock	(1,849)	—	—

Net cash (used in) provided by financing activities	(9,930)	611	(32,586)

Net (decrease) increase in cash and cash equivalents	(8,005)	4,696	(7,225)
Cash and cash equivalents, beginning of year	53,670	48,974	56,199

Cash and cash equivalents, end of year	$45,665	$53,670	$48,974

Supplemental Disclosure of Cash Flow Information:
Taxes paid	$15,708	$12,615	$23,116

Training equipment obtained in exchange for services	$1,921	$1,399	$1,717

Change in accrued capital expenditures during the period	$933	$(2,434)	$593

Construction in progress financed by construction liability	$2,421	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($’s in thousands except per share amounts)

1.	Business Description

Universal Technical Institute, Inc. (“UTI” or, collectively, “we” and “our”) provides postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree, diploma and certificate programs at 11 campuses and advanced training programs that are sponsored by the manufacturer or dealer at dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (HEA). For further discussion, see Concentration of Risk and Note 17 “Governmental Regulation and Financial Aid”.

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

Revenue Recognition

Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program for which payment has not been received. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 98% of our revenues for each of the years ended September 30, 2012, 2011 and 2010 consisted of tuition. The majority of our undergraduate programs are designed to be completed in 45 to 102 weeks and our advanced training programs range from 10 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next twelve months.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

Proprietary Loan Program

In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we have a private loan program with a national chartered bank. Under terms of the related agreement, the bank originates loans for our students who meet our specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.

The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreement, we have a $2.0 million deposit with the bank in order to secure our related loan purchase obligation. This balance is classified as other assets in our consolidated balance sheets at September 30, 2012 and 2011.

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate and modify this policy if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $1.5 million, $0.9 million and $0.8 million during the years ended September 30, 2012, 2011 and 2010 respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our consolidated balance sheets. Our presentation may be modified in the future in conjunction with the revenue recognition policy.

The following table summarizes the impact of the proprietary loan program on our tuition revenue and interest income during the period as well as on a cumulative basis at the end of each period in our consolidated statements of income. Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period and amounts written off represent amounts which have been turned over to third party collectors.

	Year Ended September 30,			Inception to date
	2012	2011	2010
Tuition and interest income excluded	$17,097	$9,158	$11,483	$46,882
Amounts collected and recognized	(1,574)	(857)	(260)	(2,745)
Amounts written off	(6,352)	(5,926)	(2,386)	(14,700)

Net amount excluded during the period	$9,171	$2,375	$8,837	$29,437

At September 30, 2012, we had committed to provide loans to our students for approximately $60.2 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our consolidated balance sheets:

	Year Ended September 30,
	2012	2011
Balance at beginning of period	$26,863	$23,301
Loans extended	20,968	8,162
Interest accrued	2,975	2,183
Amounts collected and recognized	(1,574)	(857)
Amounts written off	(6,352)	(5,926)

Balance at end of period	$42,880	$26,863

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

We review our held-to-maturity investments for impairment quarterly to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments during the years ended September 30, 2012 and 2011.

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

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year. During the year ended September 30, 2012, we adopted guidance which simplifies how an entity tests goodwill for impairment and performed a qualitative goodwill impairment analysis. We assessed qualitative factors on macro-economic, micro-economic and company-specific levels and determined that it was more likely than not that the fair value of each of our reporting units exceeded its carrying value. In prior years, we have utilized a discounted cash flow model that incorporated estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model included future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximated our weighted average cost of capital. Based upon our annual assessments, we determined that our goodwill was not impaired at September 30, 2012 and 2011, and that impairment charges were not required. While actual experience will differ from the amounts included in our assessment, we do not believe that a related impairment of our goodwill is reasonably possible in the foreseeable future.

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

Advertising Costs

Costs related to advertising are expensed as incurred and totaled approximately $42.1 million, $34.6 million and $32.6 million for the years ended September 30, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

Historically, we have issued stock units with vesting subject to a market condition (market shares), stock options and restricted stock. We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for stock awards with only service conditions on a straight-line basis over the requisite service period. We recognize compensation expense for market shares over the requisite period. We did not grant stock options during the years ended September 30, 2012, 2011 and 2010.

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

Stock-based compensation expense of $6.5 million, $6.3 million and $5.9 million (pre-tax) was recorded for the years ended September 30, 2012, 2011 and 2010, respectively. The tax benefit related to stock-based compensation recognized was $2.5 million, $2.4 million and $2.3 million in the years ended September 30, 2012, 2011 and 2010, respectively.

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

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and receivables. As of September 30, 2012, we held cash and cash equivalents

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

of $45.7 million and investments of $56.0 million invested in pre-funded municipal bonds, collateralized by escrowed-to-maturity U.S. treasury notes, certificates of deposit issued by financial institutions and corporate bonds.

We place our cash and cash equivalents with high quality financial institutions and limit the amount of credit exposure with any one financial institution. We mitigate the concentration risk of our investments by limiting the amount invested in any one issuer. We mitigate the risk associated with our investment in corporate bonds by requiring a minimum credit rating of A.

We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the U.S. Department of Education (ED) requirements. Approximately 75%, 75%, and 73% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the years ended September 30, 2012, 2011 and 2010, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation, placement on reimbursement status, or termination proceeding which could have a material adverse effect on our business.

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

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, investments, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value at September 30, 2012 and 2011 due to the short-term nature of these instruments. Any transfers of investments between levels will occur at the end of the reporting period.

Comprehensive Income

We have no items which affect comprehensive income other than net income.

Start-up Costs

Costs related to the start-up of new campuses are expensed as incurred.

3.	Revision of Previously Issued Financial Statements

During the three months ended December 31, 2011, we identified and recorded an out of period adjustment of $0.8 million (pre-tax) of bad debt expense arising from processing issues related to student funds received

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

from a non-Title IV federal funding agency that should have been recognized during prior years. During the three months ended December 31, 2011, we evaluated the impact of this item on prior periods under the materiality guidance and determined that the amount was not material. We also evaluated the impact of correcting this item through a cumulative adjustment to our financial statements for the three months ended December 31, 2011 and concluded that the impact was not material. During the three months ended June 30, 2012, we identified $0.3 million (pre-tax) of compensation which required payment for services received in periods from October 1, 2002 through March 31, 2012 for which amounts had not been accrued.

We evaluated the impact of the cumulative errors identified during the nine month period ended June 30, 2012 under the materiality guidance on each of the years affected between the years ended September 30, 2003 and September 30, 2011 and concluded the items were not material to any such periods. We also evaluated the impact of correcting these items through a cumulative adjustment to our fiscal 2012 financial statements and concluded that, based on the guidance, it was appropriate to revise our previously issued financial statements to reflect the cumulative impact of this correction. The cumulative effect of this revision on the opening balance sheet for the year ended September 30, 2010 was a decrease to our retained earnings of $0.1 million.

The following tables present the impact of this revision on our consolidated balance sheet as of September 30, 2011, our consolidated statements of income for the years ended September 30, 2011 and 2010, and our consolidated statements of cash flow for the years ended September 30, 2011 and 2010:

	September 30, 2011
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet Data:
Deferred tax assets, net	$7,837	$442	$8,279
Total current assets	$133,473	$442	$133,915
Total assets	$265,587	$442	$266,029
Accounts payable and accrued expenses	$35,905	$990	$36,895
Other current liabilities	$642	$(2)	$640
Total current liabilities	$104,696	$988	$105,684
Other liabilities	$4,534	$146	$4,680
Total liabilities	$123,472	$1,134	$124,606
Retained earnings	$62,121	$(692)	$61,429
Total shareholders’ equity	$142,115	$(692)	$141,423
Total liabilities and shareholders’ equity	$265,587	$442	$266,029

	September 30, 2010
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet Data:
Total current assets	$115,431	$225	$115,656
Total assets	$242,499	$225	$242,724
Total shareholders’ equity	$108,392	$(351)	$108,041

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

	September 30, 2011
	As Reported	Adjustment	As Revised
Consolidated Statement of Income Data:
Education services and facilities	$223,469	$159	$223,628
Selling, general and administrative	$183,326	$400	$183,726
Total operating expenses	$406,795	$559	$407,354
Income from operations	$45,105	$(559)	$44,546
Income before income taxes	$45,648	$(559)	$45,089
Income tax expense	$18,410	$(218)	$18,192
Net income	$27,238	$(341)	$26,897
Net income per share — basic	$1.12	$(0.02)	$1.10
Net income per share — diluted	$1.10	$(0.01)	$1.09

	September 30, 2010
	As Reported	Adjustment	As Revised
Consolidated Statement of Income Data:
Education services and facilities	$212,577	$31	$212,608
Selling, general and administrative	$176,794	$400	$177,194
Total operating expenses	$389,371	$431	$389,802
Income from operations	$46,550	$(431)	$46,119
Income before income taxes	$47,279	$(430)	$46,849
Income tax expense	$18,451	$(168)	$18,283
Net income	$28,828	$(262)	$28,566
Net income per share — basic	$1.20	$(0.01)	$1.19
Net income per share — diluted	$1.18	$(0.01)	$1.17

	September 30, 2011
	As Reported	Adjustment	As Revised
Consolidated Statement of Cash Flows Data:
Net income	$27,238	$(341)	$26,897
Bad debt expense	$8,279	$400	$8,679
Deferred income taxes	$2,513	$(217)	$2,296
Receivables	$(840)	$(400)	$(1,240)
Accounts payable and accrued expenses	$(15,567)	$558	$(15,009)
Accrued tool sets and other current liabilities	$233	$(2)	$231
Other liabilities	$(955)	$2	$(953)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

	September 30, 2010
	As Reported	Adjustment	As Revised
Consolidated Statement of Cash Flows Data:
Net income	$28,828	$(262)	$28,566
Bad debt expense	$6,520	$400	$6,920
Deferred income taxes	$(3,541)	$(168)	$(3,709)
Receivables	$(9,886)	$(400)	$(10,286)
Accounts payable and accrued expenses	$6,037	$432	$6,469
Accrued tool sets and other current liabilities	$831	$(1)	$830
Other liabilities	$(286)	$(1)	$(287)

4.	Postemployment Benefits

We implemented a nationwide reduction in workforce and provided postemployment benefits to approximately 50 impacted employees in September 2012. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 to 12 months, with the final agreement expiring in September 2013.

The postemployment activity for the year ended September 30, 2012 is as follows:

	Liability Balance at September 30, 2011	Postemployment Benefit Charges	Cash Paid	Other Non-cash(1)	Liability Balance at September 30, 2012
Severance	$1,042	$2,499	$(1,340)	$(199)	$2,002
Other	35	195	(44)	(37)	149

Total	$1,077	$2,694	$(1,384)	$(236)	$2,151

(1)	Primarily relates to the expiration of benefits not used within the time offered under the agreement and non-cash severance.

5.	Receivables, net

Receivables, net consist of the following:

	September 30,
	2012	2011
Tuition receivables	$16,254	$15,387
Other receivables	2,764	1,087

Receivables	19,018	16,474
Less allowance for uncollectible accounts	(4,108)	(5,269)

	$14,910	$11,205

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

The following table summarizes the activity for our allowance for uncollectible accounts during the year ended September 30:

	Balance at Beginning of Period	Additions to Bad Debt Expense	Write-offs of Uncollectible Accounts	Balance at End of Period
2012	$5,269	$5,790	$(6,951)	$4,108
2011	$4,064	$8,679	$(7,474)	$5,269
2010	$3,316	$6,920	$(6,172)	$4,064

During the year ended September 30, 2012, we collected, and recorded as a reduction to bad debt expense, approximately $0.6 million on a note receivable which had been written off in 2004.

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

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2012 are as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
		Gains	Losses
Due in less than 1 year:
Municipal bonds	$23,402	$2	$(8)	$23,396
Corporate bonds	18,210	8	(3)	18,215
Certificates of deposit	9,843	3	—	9,846
Due in 1 — 2 years:
Municipal bonds	170	—	—	170
Corporate bonds	—	—	—	—
Certificates of deposit	4,363	—	—	4,363

	$55,988	$13	$(11)	$55,990

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

Amortized cost and estimated fair value for investments classified as held-to-maturity at September 30, 2011 are as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
		Gains	Losses
Due in less than 1 year:
Municipal bonds	$26,227	$1	$(19)	$26,209
Corporate bonds	15,722	—	(37)	15,685
Certificates of deposit	8,103	1	—	8,104
Due in 1 — 2 years:
Municipal bonds	—	—	—	—
Corporate bonds	—	—	—	—
Certificates of deposit	5,830	—	—	5,830

	$55,882	$2	$(56)	$55,828

Investments are exposed to various risks, including interest rate, market and credit risk and as a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the consolidated balance sheets and consolidated statements of income.

7.	Fair Value Measurements

The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and Level 3, defined as unobservable inputs that are not corroborated by market data.

Assets measured at fair value on a recurring basis consist of the following as of September 30, 2012:

		Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$32,506	$32,506	$—	$—
Corporate bonds	18,215	18,215	—	—
Municipal bonds	23,566	—	23,566	—
Certificates of deposit	14,209	—	14,209	—
Commercial paper	4,506	—	4,506	—

Total assets at fair value on a recurring basis	$93,002	$50,721	$42,281	$—

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

At March 31, 2012, our certificates of deposit were transferred to Level 2, as a result of minimal trading activity.

Assets measured at fair value on a recurring basis consist of the following as of September 30, 2011:

		Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$39,811	$39,811	$—	$—
Certificates of deposit	13,934	13,934	—	—
Municipal bonds	26,209	—	26,209	—
Corporate bonds	15,685	15,685	—	—

Total assets at fair value on a recurring basis	$95,639	$69,430	$26,209	$—

8.	Property and Equipment

Property and equipment, net consist of the following:

	Depreciable Lives (in years)	September 30,
		2012	2011
Land	—	$1,456	$1,456
Buildings and building improvements	35	13,675	13,675
Leasehold improvements	1 - 28	47,185	45,066
Training equipment	3 - 10	79,952	79,178
Office and computer equipment	3 - 10	39,656	40,518
Software developed for internal use	3 - 5	11,048	10,931
Curriculum development	5	18,716	18,466
Vehicles	5	949	909
Construction in progress	—	7,225	1,081

		219,862	211,280
Less accumulated depreciation and amortization		(127,923)	(110,903)

		$91,939	$100,377

Depreciation expense related to our property and equipment was $19.3 million, $19.9 million and $18.4 million for the years ended September 30, 2012, 2011 and 2010, respectively. Amortization expense related to curriculum development and software developed for internal use was $5.6 million, $5.9 million and $2.4 million for the years ended September 30, 2012, 2011 and 2010, respectively.

9.	Build-to-Suit Lease

During the year ended September 30, 2012, we entered into a build-to-suit facility lease agreement and a construction management agreement related to the relocation of our Glendale Heights, Illinois campus to, and the

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

design and construction of a new campus in, Lisle, Illinois. Under build-to-suit lease arrangements, we establish assets and liabilities for the estimated construction costs incurred to the extent we are involved in the construction of structural improvements or take construction risk prior to the lease commencement.

Under these agreements, we have retained all construction risk and therefore, for accounting purposes, are considered the owner during the construction period. We have recorded approximately $2.4 million in construction in progress and $2.4 million in the related construction liability on our consolidated balance sheet as of September 30, 2012. The construction management agreement requires us to fund any budget overruns related to this construction project. As of September 30, 2012, we have prepaid $2.0 million to fund project plan modifications, which is recorded as Prepaids and Other Current Assets in our consolidated balance sheet. Furthermore, although we are owners during the construction period, we do not own the underlying land. Therefore, we have an imputed operating lease expense related to our use of the land that will be recognized from the time we entered into the agreement through the initial lease term.

Upon occupancy of the facility under this lease agreement, we have determined that we will have continued involvement in the facility after the construction period is complete, which will preclude us from achieving sale-leaseback accounting. As such, we anticipate we will not be able to derecognize the facility or related construction liability and will continue to account for the arrangement as a financing obligation. Therefore, when construction is completed and the facility is placed into service, we will record an asset and a corresponding financing obligation on our consolidated balance sheet. The asset will be depreciated over the initial lease term of 18 years. The financing obligation will be amortized through the effective interest method in which a portion of the lease payments will decrease the financing obligation and the remaining portion will be recognized as interest expense. Future minimum lease payments under this lease at September 30, 2012 are as follows:

Years ending September 30,
2013	$—
2014	2,034
2015	2,853
2016	2,916
2017	2,980
Thereafter	50,214

$60,997

Concurrent with the lease agreement, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (JV). In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in Other Assets in the consolidated balance sheet as of September 30, 2012. We will recognize our proportionate share of the JV’s net income or loss, during each accounting period as a change in our investment. We will evaluate the investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To the extent the book value of the investment exceeds its assessed fair value, we will record an appropriate impairment charge. No impairment charge was required for the year ended September 30, 2012.

We have also entered into a related tax increment financing arrangement which provides us with a tax rebate up to $6.2 million with respect to property taxes paid for the Lisle, Illinois campus. The agreement requires specific actions performed by us throughout the term in order for us to continue receiving the tax rebate.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2012	2011
Accounts payable	$8,246	$10,186
Accrued compensation and benefits	24,372	18,539
Other accrued expenses	8,247	8,170

	$40,865	$36,895

11.	Income Taxes

The components of income tax expense are as follows:

	Year Ended September 30,
	2012	2011	2010
Current expense	$14,419	$15,896	$21,993
Deferred (benefit) expense	(8,489)	2,296	(3,710)

Total provision for income taxes	$5,930	$18,192	$18,283

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35.0% to pre-tax income for the year. The reasons for the differences are as follows:

	Year Ended September 30,
	2012	2011	2010
Income tax expense at statutory rate	$5,237	$15,781	$16,397
State income taxes, net of federal tax benefit	476	2,086	1,723
Other, net	217	325	163

Total income tax expense	$5,930	$18,192	$18,283

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets are as follows:

	September 30,
	2012	2011
Gross deferred tax assets:
Compensation not yet deductible for tax	$8,652	$8,073
Allowance for uncollectible accounts	1,602	2,055
Expenses and accruals not yet deductible	7,192	6,210
Deferred revenue	12,271	8,470
Net operating loss carryovers	129	184
State tax credit carryforwards	296	289
Valuation allowance	(80)	(110)

Total deferred tax assets, net	30,062	25,171

Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(8,026)	(7,431)
Depreciation and amortization of property and equipment	(7,500)	(11,012)
Prepaid expenses deductible for tax	(983)	(892)

Total deferred tax liabilities, net	(16,509)	(19,335)

Net deferred tax assets	$13,553	$5,836

The deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows:

	September 30,
	2012	2011
Current deferred tax assets, net	$7,977	$8,279
Noncurrent deferred tax assets (liabilities), net	5,576	(2,443)

Net deferred tax assets	$13,553	$5,836

The following table summarizes the activity for the valuation allowance during the year ended September 30:

	Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Write-offs	Balance at End of Period
2012	$110	$(30)	$—	$80
2011	$—	$110	$—	$110
2010	$300	$(230)	$(70)	$—

As of September 30, 2012, we had approximately $0.4 million in deferred tax assets related to state net operating loss and credit carryforwards. These tax attributes will expire in the years 2013 through 2023. In previous years, we established a valuation allowance in the amount of $0.1 million related to the state net operating loss carry-forwards, as it is more likely than not that the net operating losses will expire unutilized.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which these filings relate. Our tax returns for the years ended September 30, 2009 through September 30, 2011 remain subject to examination by the Internal Revenue Service and our tax returns for the years ended September 30, 2008 through September 30, 2011 remain subject to examinations by various state taxing authorities.

12.	Commitments and Contingencies

Operating Leases

We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Two of our campus properties are leased from a related party. Future minimum rental commitments at September 30, 2012 for all non-cancelable operating leases are as follows:

Years ending September 30,
2013	$27,618
2014	26,862
2015	25,703
2016	24,315
2017	21,394
Thereafter	89,848

$215,740

Rent expense for operating leases was approximately $28.2 million, $28.6 million and $27.4 million for the years ended September 30, 2012, 2011 and 2010, respectively.

Rent expense includes rent paid to related parties which was approximately $2.5 million, $2.4 million and $2.3 million for the years ended September 30, 2012, 2011 and 2010, respectively. Since 1991, certain of our properties have been leased from entities controlled by John C. White, the Chairman of our Board of Directors.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

Licensing Agreements

In 1997, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses and delivery of services on our campuses. The agreement was amended in March 2008. Under the terms of the amended license agreement, we are committed to pay royalties based upon a flat fee per student for students who elect and attend the licensed program. Minimum payments are required as follows: $0.6 million for calendar year 2010 and $0.7 million for calendar years 2011 and 2012. A license fee is also payable based upon a percentage of net sales related to the sale of any product which bears the licensed trademark. The royalty and license expenses related to this agreement were $0.7 million, $0.6 million and $0.6 million for the years ended September 30, 2012, 2011 and 2010, respectively, and were recorded in educational services and facilities expenses. In addition, we are required to pay a minimum marketing and advertising fee for which in return we receive the right to utilize certain advertising space in the licensor’s published periodicals. The required marketing and advertising fee is $0.9 million for calendar years 2010 through 2012. The marketing and advertising fees related to this agreement were $0.9 million for the years ended September 30, 2012, 2011 and 2010, and were recorded in selling, general and administrative expenses. The agreement expires December 31, 2012.

In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. The agreement was amended in November 2009. Under the terms of the amended agreement, we are required to pay a flat fee per student for each program a student completes. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than ninety days notification of intent to terminate. License fees related to this agreement were $1.2 million, $1.5 million and $1.3 million for the years ended September 30, 2012, 2011, and 2010, respectively, and were recorded in educational services and facilities expenses.

In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. We are committed to pay royalties based upon revenue and sponsorship revenue, as defined in the agreement, from July 1, 2007 through December 31, 2017, the expiration of the agreement. The agreement required a minimum royalty payment of $1.7 million in calendar year 2012. The minimum royalty payments increase by $0.05 million in each calendar year subsequent to 2010. The expense related to these agreements was $1.7 million, $2.0 million and $2.0 million in the years ended September 30, 2012, 2011 and 2010, respectively, and was recorded in educational services and facilities expenses.

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

Students are provided a voucher which can be redeemed for a tool kit near graduation. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool kit vouchers are provided. Our consolidated balance sheets include an accrued tool set liability of $4.3 million and $4.7 million at September 30, 2012 and 2011,

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

respectively. Additionally, our liability to the vendor for vouchers redeemed by students was $1.9 million and $1.8 million at September 30, 2012 and 2011, respectively, and is included in accounts payable and accrued expenses in our consolidated balance sheets.

As we have opened new campuses, the vendor has historically advanced us credits for the purchase of tools or equipment to support our growth. A net prepaid expense with the vendor resulted from an excess of credits earned over credits used of $4.0 million and $2.8 million at September 30, 2012 and 2011, respectively.

Executive Employment Agreements

We have employment agreements with key executives that provide for continued salary payments and benefits if the executives are terminated for reasons other than cause or in the event of a change in control, as defined in the agreements. The aggregate amount of our commitments under these agreements is approximately $6.0 million at September 30, 2012.

Change in Control Agreements

We have severance agreements with other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in control. Under the terms of the agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements was approximately $6.7 million at September 30, 2012.

Deferred Compensation Plans

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

Our obligations under the Plan totaled $2.5 million and $1.2 million at September 30, 2012 and 2011, respectively, and are included in other liabilities while the cash surrender value of the life insurance policies totaled $2.5 million and $1.3 million at September 30, 2012 and 2011 respectively, and are included in other assets in our consolidated balance sheets.

Surety Bonds

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and education representatives with multiple states to

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2012, the total face amount of these surety bonds was approximately $17.1 million.

Legal

In the ordinary conduct of our business, we are periodically subject to lawsuits, demands in arbitration, investigations, regulatory proceedings or other claims, including, but not limited to, claims involving current or former students, routine employment matters, business disputes and regulatory demands. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we would accrue a liability for the loss. When a loss is not both probable and estimable, we do not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. Because we cannot predict with certainty the ultimate resolution of the legal proceedings (including lawsuits, investigations, regulatory proceedings or claims) asserted against us, such current currently pending legal proceedings to which we are a party may have a material adverse effect on our business, cash flows, results of operations or financial condition

The United States Department of Justice has notified us that we are the subject of a preliminary investigation (DOJ Preliminary Investigation) concerning Federal False Claims Act (31 U.S.C. § 3729 et seq.) claims. We understand that a former employee alleged our compensation of our enrollment counselors violated the “incentive compensation ban” of Title IV of the Higher Education Act, amongst other potential violations allegedly occurring over a number of years. We intend to fully cooperate with the DOJ Preliminary Investigation. There are no requests for production of documents to date. Pursuant to applicable law and the United States’ request, we cannot make further disclosures concerning this matter.

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business since September 2006 to the present. We responded timely to the request. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying financial statements.

In October 2012, the ACCSC requested certain documentation related to the preliminary investigation by the United States Department of Justice. Pursuant to applicable law and the United States’ request, we are not able to provide the information requested and have notified ACCSC as such. At this time, we cannot predict the eventual scope, duration, outcome or associated costs, if any, of this request and accordingly we have not recorded any liability in the accompanying financial statements.

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

On March 30, June 29, and September 28, 2012, we paid cash dividends of $0.10 per share to common stockholders of record as of March 15, June 18, and September 21, 2012. The aggregate payment was approximately $7.4 million. On July 16, 2010 we paid a special cash dividend of $1.50 per share totaling $36.3 million to common stockholders of record as of July 6, 2010. At the discretion of our Board of Directors, we intend to pay a dividend quarterly in future periods.

Treasury Stock

Our Condensed Consolidated Balance Sheet as of September 30, 2012 and our Condensed Consolidated Statement of Shareholders’ Equity for the year ended September 30, 2012 include a reclassification of $5.5 million and 313,015 shares from common stock and additional paid-in capital to treasury stock. The reclassification relates to the presentation of shares withheld for taxes upon the lapse of restrictions on certain stock-based compensation. Beginning in 2007, we accounted for such shares as if they were returned to the pool of issuable shares under our 2003 Incentive Compensation Plan. Based on further consideration, we concluded it was more appropriate to reflect such shares as treasury shares. We determined that the impact of the out-of-period adjustment was not material to our financial statements for the applicable interim and annual periods during the years ended September 30, 2007, 2008, 2009, 2010 and 2011. As a result, we have not restated any prior period amounts. On February 22, 2012, our stockholders approved amendments to the Plan which allow us to return shares withheld for taxes to the pool of issuable shares, effective January 6, 2012. Therefore, shares withheld for taxes subsequent to the effective date are presented as adjustments to common stock and additional paid-in capital in our condensed consolidated balance sheet and condensed consolidated statement of shareholders’ equity.

Stock Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. This share repurchase plan replaced the two existing share repurchase plans, of which there was an aggregate $23.7 million remaining. The timing and actual number of shares purchased depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the stock repurchase program at any time without prior notice. During the year ended September 30, 2012, we purchased 143,600 shares at an average price per share of $12.84 and a total cost of approximately $1.8 million. We did not make any purchases during the year ended September 30, 2011.

Stock Option and Incentive Compensation Plans

We have two stock-based compensation plans; the Management 2002 Stock Option Program (2002 Plan) and the 2003 Incentive Compensation Plan (2003 Plan).

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

The 2003 Plan was approved by our Board of Directors and adopted effective December 22, 2003 upon consummation of our initial public offering and amended on February 28, 2007 and February 22, 2012 by our stockholders. The 2003 Plan, as amended, authorizes the issuance of various common stock awards, including stock options, restricted stock and stock units, for approximately 5.3 million shares of our common stock.

At September 30, 2012, 3.9 million shares of common stock were reserved for issuance under the 2003 Plan, of which 1.4 million shares are available for future grant.

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

The following table summarizes the operating expense line and the impact on net income in the consolidated statements of income in which stock-based compensation expense has been recorded:

	Year Ended September 30,
	2012	2011	2010
Educational services and facilities	$1,080	$939	$685
Selling, general and administrative	5,412	5,340	5,209

Total stock-based compensation expense	$6,492	$6,279	$5,894

Income tax benefit	$2,532	$2,449	$2,299

Stock Options

Stock options were issued with exercise prices equal to the closing price of our stock on the grant date and which generally vest ratably over a four year period. The expiration date of stock options granted under the 2003 Plan is the earlier of the seven or ten-year anniversary of the grant date, based on the terms of the individual grant; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; ninety days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance; or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including, but not limited to, our expected stock price volatility, the expected term of the awards and actual and projected employee stock exercise behaviors.

We did not grant stock options during the years ended September 30, 2012, 2011 and 2010.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

The following table summarizes stock option activity under the 2002 and 2003 Plans:

	Number of Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	1,165	$23.49	2.85	$566
Stock options exercised	(51)	$4.40
Stock options forfeited	(115)	$25.62

Outstanding at September 30, 2012	999	$24.21	2.18	$107

Stock options exercisable at September 30, 2012	999	$24.21	2.18	$107

As of September 30, 2012, there were no non-vested stock options and there was no unrecognized stock compensation expense related to non-vested stock options.

The total fair value of options which vested during the years ended September 30, 2012, 2011 and 2010 was $0.2 million, $0.3 million and $1.1 million, respectively. The aggregate intrinsic value in the preceding table is based on our closing stock price of $13.70 as of September 30, 2012. The aggregate intrinsic value represents the total intrinsic value that would have been received by the stock option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the years ended September 30, 2012, 2011 and 2010 was $0.5 million, $2.5 million and $3.8 million, respectively.

The amount of cash received and associated tax benefits for stock options exercised are summarized as follows:

	Year Ended September 30,
	2012	2011	2010
Cash received	$224	$950	$3,775
Tax benefits	$178	$961	$1,473

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

The following table summarizes restricted stock activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock outstanding at September 30, 2011	1,120	$16.15
Restricted stock awarded	479	$12.63
Restricted stock vested	(342)	$16.02
Restricted stock forfeited	(143)	$15.81

Nonvested restricted stock outstanding at September 30, 2012	1,114	$14.72

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

As of September 30, 2012, unrecognized stock compensation expense related to restricted stock awards was $15.4 million which is expected to be recognized over a weighted average period of 3.6 years.

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

The September 2010 grant included a measurement period of 36 months and the September 2009 grant included measurement periods of 12 months, 24 months and 36 months. We did not grant market shares during the years ended September 30, 2012 and 2011. The market shares do not have voting rights or rights to dividends.

Compensation expense for the market shares is recognized over the requisite periods. All compensation expense for the grant will be recognized for participants who fulfill the requisite service period, regardless of whether the market condition for issuing shares is satisfied.

The following table summarizes market share activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested market shares outstanding at September 30, 2011	75	$26.72
Market shares cancelled(1)	(10)	$26.01
Market shares vested	(4)	$26.01
Market shares forfeited(2)	(5)	$26.87

Nonvested market shares outstanding at September 30, 2012	56	$26.88

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

(1)	Relates to market shares assumed vested at the end of the prior year measurement period which did not actually vest on the subsequent settlement date.

(2)	Relates to employee terminations.

As of September 30, 2012, unrecognized stock compensation expense related to market shares was $0.4 million which is expected to be recognized over a weighted average period of 1.1 years.

14.	Earnings per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the years ended September 30, 2012, 2011 and 2010, approximately 1.5 million shares, 1.1 million shares and 0.6 million shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share is as follows:

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Weighted average number of shares
Basic shares outstanding	24,711	24,427	24,041
Dilutive effect related to employee stock plans	226	313	470

Diluted shares outstanding	24,937	24,740	24,511

15.	Defined Contribution Employee Benefit Plan

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made matching contributions of approximately $2.0 million, $1.8 million and $1.7 million for the years ended September 30, 2012, 2011 and 2010, respectively.

16.	Segment Information

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

Summary information by reportable segment is as follows as of and for the years ended September 30:

	2012	2011	2010
Revenues
Postsecondary education	$403,793	$443,510	$427,292
Other	9,759	8,390	8,629

Consolidated	$413,552	$451,900	$435,921

Income (loss) from operations
Postsecondary education	$16,284	$48,424	$49,128
Other	(2,169)	(3,878)	(3,009)

Consolidated	$14,115	$44,546	$46,119

Depreciation and amortization
Postsecondary education	$23,400	$24,265	$19,295
Other	419	577	593

Consolidated	$23,819	$24,842	$19,888

Net income (loss)
Postsecondary education	$10,256	$29,162	$30,299
Other	(1,224)	(2,265)	(1,733)

Consolidated	$9,032	$26,897	$28,566

Goodwill
Postsecondary education	$20,579	$20,579	$20,579
Other	—	—	—

Consolidated	$20,579	$20,579	$20,579

Total assets
Postsecondary education	$260,497	$263,833	$240,180
Other	7,661	2,196	2,544

Consolidated	$268,158	$266,029	$242,724

17.	Government Regulation and Financial Aid

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

Accreditation

Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Accrediting commissions primarily examine the academic quality of the institution’s instructional programs. A grant of accreditation is generally viewed as confirmation that the institution’s programs meet generally accepted academic standards. Accrediting commissions also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources necessary to perform its educational mission.

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

Regulation of Federal Student Financial Aid Programs

Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the HEA approximately every five to six years with the last reauthorization in 2008. Significant factors relating to Title IV Programs that could adversely affect us include the following:

90/10 Rule

A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. During the years ended September 30, 2012, 2011 and 2010, approximately 75%, 75% and 73% respectively, of our revenues, on a cash basis, were indirectly derived from funds distributed under Title IV Programs.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($’s in thousands except per share amounts)

18.	Quarterly Financial Summary (Unaudited)

Year ended September 30, 2012	First Quarter(1)	Second Quarter(1)	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$106,427	$106,240	$99,601	$101,284	$413,552
Income from operations	$7,327	$3,015	$1,518	$2,255	$14,115
Net income	$4,479	$1,932	$1,013	$1,608	$9,032
Income per share:
Basic	$0.18	$0.08	$0.04	$0.06	$0.37
Diluted	$0.18	$0.08	$0.04	$0.06	$0.36

Year ended September 30, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Fiscal Year
Revenues	$117,447	$114,161	$108,934	$111,358	$451,900
Income from operations	$16,853	$11,390	$6,706	$9,597	$44,546
Net income	$10,256	$6,995	$4,036	$5,610	$26,897
Income per share:
Basic	$0.42	$0.29	$0.16	$0.23	$1.10
Diluted	$0.42	$0.28	$0.16	$0.23	$1.09

(1)

During the three months ended June 30, 2012, we revised our previously issued financial statements from 2009 through 2012 to reflect the cumulative impact of certain immaterial error corrections. For additional information related to this revision, see Note 3. The following tables present the impact of this revision on our unaudited quarterly financial data presented above:

	First Quarter of 2012
	As Reported	Adjustment	As Revised
Income from operations	$6,566	$761	$7,327
Net income	$4,040	$439	$4,479
Net income per share — basic	$0.16	$0.02	$0.18
Net income per share — diluted	$0.16	$0.02	$0.18

	Second Quarter of 2012
	As Reported	Adjustment	As Revised
Income from operations	$2,909	$106	$3,015
Net income	$1,868	$64	$1,932

	Fourth Quarter of 2011
	As Reported	Adjustment	As Revised
Income from operations	$10,156	$(559)	$9,597
Net income	$5,951	$(341)	$5,610
Net income per share — basic	$0.24	$(0.01)	$0.23
Net income per share — diluted	$0.24	$(0.01)	$0.23

The summation of quarterly per share information does not equal amounts for the full year as quarterly calculations are performed on a discrete basis. Additionally, securities may have had an anti-dilutive effect during individual quarters but not for the full year.