Form 10-Q
period 2012-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2013-02-01
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

At January 24, 2013, there were 24,383,031 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2012

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments, or agency interpretations of such regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (“SEC”). The Form 10-K that we filed with the SEC on November 28, 2012 listed various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended. Readers can find them under the heading “Risk Factors” in the Form 10-K and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2012	2012
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$30,197	$45,665
Investments, current portion	52,092	51,455
Receivables, net	10,900	14,910
Deferred tax assets, net	6,424	7,977
Prepaid expenses and other current assets	15,815	14,977

Total current assets	115,428	134,984

Investments, less current portion	7,040	4,533
Property and equipment, net	92,459	91,939
Goodwill	20,579	20,579
Deferred tax assets, net	4,570	5,576
Other assets	11,065	10,547

Total assets	$251,141	$268,158

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$31,186	$40,865
Deferred revenue	43,249	52,564
Accrued tool sets	4,381	4,264
Income tax payable	—	744
Other current liabilities	1,472	1,003

Total current liabilities	80,288	99,440
Deferred rent liability	12,598	12,946
Construction liability	7,354	2,421
Other liabilities	7,530	7,266

Total liabilities	107,770	122,073

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,250,370 shares issued and 24,363,343 shares outstanding at December 31, 2012 and 30,222,132 shares issued and 24,891,205 shares outstanding at September 30, 2012	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	168,528	166,970
Treasury stock, at cost, 5,887,027 shares at December 31, 2012 and 5,330,927 at September 30, 2012	(89,288)	(83,924)
Retained earnings	64,128	63,036

Total shareholders’ equity	143,371	146,085

Total liabilities and shareholders’ equity	$251,141	$268,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended
	December 31,
	2012	2011
	(In thousands, except per
	share amounts)
Revenues	$98,441	$106,427

Operating expenses:
Educational services and facilities	49,692	51,732
Selling, general and administrative	42,743	47,368

Total operating expenses	92,435	99,100

Income from operations	6,006	7,327

Other income:
Interest income, net	47	92
Other income	119	153

Total other income	166	245

Income before income taxes	6,172	7,572
Income tax expense	2,610	3,093

Net income	$3,562	$4,479

Basic net income per share	$0.14	$0.18

Diluted net income per share	$0.14	$0.18

Weighted average number of common shares outstanding:
Basic	24,761	24,693

Diluted	24,814	24,802

Cash dividend declared per common share	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2012	30,222	$3	$166,970	5,331	$(83,924)	$63,036	$146,085
Net income	—	—	—	—	—	3,562	3,562
Issuance of common stock under employee plans	30	—	262	—	—	—	262
Shares withheld for payroll taxes	(2)	—	(17)			—	(17)
Tax charge from employee stock plans	—	—	(132)	—	—	—	(132)
Stock-based compensation	—	—	1,445	—	—	—	1,445
Treasury stock repurchases	—	—	—	556	(5,364)	—	(5,364)
Cash dividend declared	—	—	—	—	—	(2,470)	(2,470)

Balance at December 31, 2012	30,250	$3	$168,528	5,887	$(89,288)	$64,128	$143,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$3,562	$4,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,722	6,293
Amortization of held-to-maturity investments	412	537
Bad debt expense	1,544	1,733
Stock-based compensation	1,445	1,682
Deferred income taxes	2,427	77
Training equipment credits earned	(445)	(478)
Loss on disposal of property and equipment	—	23
Changes in assets and liabilities:
Receivables	2,587	(1,172)
Prepaid expenses and other current assets	(443)	(1,643)
Other assets	(520)	(332)
Accounts payable and accrued expenses	(8,361)	1,375
Deferred revenue	(9,315)	(7,302)
Income tax payable/receivable	(866)	(120)
Accrued tool sets and other current liabilities	586	(96)
Deferred rent liability	(348)	363
Other liabilities	422	152

Net cash (used in) provided by operating activities	(1,591)	5,571

Cash flows from investing activities:
Purchase of property and equipment	(2,756)	(1,498)
Proceeds from disposal of property and equipment	24	—
Purchase of investments	(21,975)	(16,770)
Proceeds received upon maturity of investments	18,419	10,148

Net cash used in investing activities	(6,288)	(8,120)

Cash flows from financing activities:
Payment of cash dividend	(2,470)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(17)	(54)
Proceeds from issuance of common stock under employee plans	262	—
Purchase of treasury stock	(5,364)	—

Net cash used in financing activities	(7,589)	(54)

Net decrease in cash and cash equivalents	(15,468)	(2,603)
Cash and cash equivalents, beginning of period	45,665	53,670

Cash and cash equivalents, end of period	$30,197	$51,067

Supplemental disclosure of cash flow information:
Taxes paid	$1,050	$3,137

Training equipment obtained in exchange for services	$158	$602

Change in accrued capital expenditures during the period	$(1,318)	$(842)

Construction in progress financed by construction liability during the period	$4,933	$—

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K filed with the SEC on November 28, 2012.

The unaudited condensed consolidated financial statements include the accounts of Universal Technical Institute, Inc. (UTI) and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

We evaluated the impact of the cumulative errors identified during the nine month period ended June 30, 2012 under the materiality guidance on each of the years affected between the years ended September 30, 2003 and September 30, 2011 and concluded the items were not material to any such periods. We also evaluated the impact of correcting these items through a cumulative adjustment to our fiscal 2012 financial statements and concluded that, based on the guidance, it was appropriate to revise our previously issued financial statements to reflect the cumulative impact of this correction. The following table presents the impact of this revision on our condensed consolidated statement of income and condensed consolidated statement of cash flows for the three months ended December 31, 2011:

	December 31, 2011
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Income Data:
Education services and facilities	$51,691	$41	$51,732
Selling, general and administrative	$48,170	$(802)	$47,368
Total operating expenses	$99,861	$(761)	$99,100
Income from operations	$6,566	$761	$7,327
Income before income taxes	$6,811	$761	$7,572
Income tax expense	$2,771	$322	$3,093
Net income	$4,040	$439	$4,479
Net income per share—basic	$0.16	$0.02	$0.18
Net income per share—diluted	$0.16	$0.02	$0.18

	December 31, 2011
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows Data:
Net income	$4,040	$439	$4,479
Bad debt expense	$2,533	$(800)	$1,733
Deferred income taxes	$(219)	$296	$77
Receivables	$(1,972)	$800	$(1,172)
Other assets	$(333)	$1	$(332)
Accounts payable and accrued expenses	$2,137	$(762)	$1,375
Income tax payable	$(145)	$25	$(120)
Accrued tool sets and other current liabilities	$(98)	$2	$(96)
Other liabilities	$153	$(1)	$152

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

Amortized cost and fair value for investments classified as held-to-maturity at December 31, 2012 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$27,694	$6	$(8)	$27,692
Corporate bonds	13,688	3	(3)	13,688
Certificates of deposit	10,710	2	—	10,712
Due in 1 - 2 years:
Municipal bonds	4,591	2	(2)	4,591
Corporate bonds	319	—	—	319
Certificates of deposit	2,130	—	—	2,130

	$59,132	$13	$(13)	$59,132

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2012 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$23,402	$2	$(8)	$23,396
Corporate bonds	18,210	8	(3)	18,215
Certificates of deposit	9,843	3	—	9,846
Due in 1 - 2 years:
Municipal bonds	170	—	—	170
Corporate bonds	—	—	—	—
Certificates of deposit	4,363	—	—	4,363

	$55,988	$13	$(11)	$55,990

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

4. Fair Value Measurements

The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and Level 3, defined as unobservable inputs that are not corroborated by market data.

Assets measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$12,896	$12,896	$—	$—
Corporate bonds	14,007	14,007	—	—
Municipal bonds	32,283	—	32,283	—
Certificates of deposit	12,842	—	12,842	—
Commercial paper	8,260	—	8,260	—

Total assets at fair value on a recurring basis	$80,288	$26,903	$53,385	$—

		Fair Value Measurements Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$32,506	$32,506	$—	$—
Corporate bonds	18,215	18,215	—	—
Municipal bonds	23,566	—	23,566	—
Certificates of deposit	14,209	—	14,209	—
Commercial paper	4,506	—	4,506	—

Total assets at fair value on a recurring basis	$93,002	$50,721	$42,281	$—

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

5. Postemployment Benefits

In September 2012, we implemented a nationwide reduction in workforce and provided postemployment benefits to approximately 50 impacted employees. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 to 12 months, with the final agreement expiring in September 2013.

The postemployment activity for the three months ended December 31, 2012 is as follows:

	Liability Balance at	Postemployment		Other	Liability Balance at
	September 30, 2012	Benefit Charges	Cash Paid	Non-cash (1)	December 31, 2012
Severance	$2,002	$312	$(900)	$(136)	$1,278
Other	149	34	(113)	—	70

Total	$2,151	$346	$(1,013)	$(136)	$1,348

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.

6. Earnings per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities. For the three months ended December 31, 2012 and 2011, 1,939,435 shares and 1,528,326 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share is as follows:

	Three Months Ended
	December 31,
	2012	2011
	(In thousands)
Weighted average number of shares
Basic shares outstanding	24,761	24,693
Dilutive effect related to employee stock plans	53	109

Diluted shares outstanding	24,814	24,802

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

7. Property and Equipment, net

Property and equipment, net consist of the following:

	Depreciable	December 31,	September 30,
	Lives (in years)	2012	2012
Land	—	$1,456	$1,456
Building and building improvements	35	13,675	13,675
Leasehold improvements	1-28	47,606	47,185
Training equipment	3-10	80,726	79,952
Office and computer equipment	3-10	39,895	39,656
Software developed for internal use	3-5	11,148	11,048
Curriculum development	5	18,716	18,716
Vehicles	5	949	949
Construction in progress	—	11,686	7,225

		225,857	219,862
Less accumulated depreciation and amortization		(133,398)	(127,923)

		$92,459	$91,939

At December 31, 2012, construction in progress included $7.4 million related to the design and construction of our Lisle, Illinois campus.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	September 30,
	2012	2012
Accounts payable	$3,040	$8,246
Accrued compensation and benefits	19,473	24,372
Other accrued expenses	8,673	8,247

	$31,186	$40,865

9. Commitments and Contingencies

Operating Leases

We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Two of our campus properties are leased from a related party. In December 2012, we entered into amended lease agreements for certain buildings on our Phoenix, Arizona campus which extended the lease term to December 31, 2022. The future minimum lease payments under the amended lease agreements are $0.5 million, $0.7 million, $0.7 million, $0.8 million, $0.8 million, and $4.5 million for the years ended September 30, 2013, 2014, 2015, 2016, 2017 and thereafter, respectively. Such amounts are included in the table below.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

Future minimum rental commitments at December 31, 2012 for all non-cancelable operating leases were as follows:

Year ending September 30,
2013 (Remaining)	$20,768
2014	26,981
2015	26,269
2016	25,093
2017	22,189
Thereafter	94,265

$215,565

Legal

In the ordinary conduct of our business, we are periodically subject to lawsuits, demands in arbitration, investigations, regulatory proceedings or other claims, including, but not limited to, claims involving current or former students, routine employment matters, business disputes and regulatory demands. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we would accrue a liability for the loss. When a loss is not both probable and estimable, we do not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. Because we cannot predict with certainty the ultimate resolution of the legal proceedings (including lawsuits, investigations, regulatory proceedings or claims) asserted against us, such current pending legal proceedings to which we are a party may have a material adverse effect on our business, cash flows, results of operations or financial condition.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business since September 2006 to the present. We responded timely to the request, as well as a follow-up request for additional information made in December 2012. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying financial statements.

In October 2012 and January 2013, the Accrediting Commission of Career Schools and Colleges (ACCSC) requested certain documentation related to the preliminary investigation by the United States Department of Justice. Pursuant to applicable law and the United States’ request, we are not able to provide the information requested and have notified ACCSC as such. At this time, we cannot predict the eventual scope, duration, outcome or associated costs, if any, of this request and accordingly we have not recorded any liability in the accompanying financial statements.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate and modify this policy if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.7 million and $0.3 million during the three months December 31, 2012 and 2011, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets. Our presentation may be modified in the future in conjunction with our revenue recognition policy.

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

	Three Months Ended
	December 31,		Inception
	2012	2011	to date
Tuition and interest income excluded	$6,737	$3,232	$53,619
Amounts collected and recognized	(450)	(321)	(3,195)
Amounts written-off	(987)	(2,799)	(15,687)

Net amount excluded during the period	$5,300	$112	$34,737

At December 31, 2012, we had committed to provide loans to our students for approximately $65.1 million.

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not reflected in our condensed consolidated balance sheets:

	Three Months Ended
	December 31,
	2012	2011
Balance at beginning of period	$42,880	$26,863
Loans extended	10,399	4,822
Interest accrued	967	625
Amounts collected and recognized	(450)	(321)
Amounts written off	(987)	(2,799)

Balance at end of period	$52,809	$29,190

10. Common Shareholders’ Equity

Common Stock

Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 21, 2012, we paid a cash dividend of $0.10 per share to common stockholders of record as of December 7, 2012, totaling approximately $2.5 million. At the discretion of our Board of Directors, we intend to pay a dividend quarterly in future periods.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the three months ended December 31, 2012, we purchased 556,100 shares at an average price per share of $9.61 and a total cost of approximately $5.4 million. At December 31, 2012, we have purchased 699,700 shares at an average price per share of $10.27 and a total cost of approximately $7.2 million under this program.

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

Summary information by reportable segment is as follows:

	Three Months Ended
	December 31,
	2012	2011
Revenues
Postsecondary education	$95,920	$104,153
Other	2,521	2,274

Consolidated	$98,441	$106,427

Income (loss) from operations
Postsecondary education	$6,656	$7,811
Other	(650)	(484)

Consolidated	$6,006	$7,327

Depreciation and amortization
Postsecondary education	$5,621	$6,172
Other	101	121

Consolidated	$5,722	$6,293

Net income (loss)
Postsecondary education	$3,933	$4,750
Other	(371)	(271)

Consolidated	$3,562	$4,479

Goodwill
Postsecondary education	$20,579	$20,579
Other	—	—

Consolidated	$20,579	$20,579

Total assets
Postsecondary education	$244,341	$261,846
Other	6,800	2,410

Consolidated	$251,141	$264,256

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

12. Government Regulation and Financial Aid

On January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (ATRA), delaying sequestration of many federal programs including a potential 7.6% cut to campus-based aid programs. Unless Congress takes additional measures, sequestration will take effect on March 1, 2013. Additionally, ATRA extended the American Opportunity Tax Credit for five years, temporarily extended deductions for qualified tuition and related educational expenses for two years and permanently extended the interest rate deduction for student loans.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2012 Annual Report on Form 10-K filed with the SEC on November 28, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2012 Annual Report on Form 10-K and included in Part II, Item 1A of this report.

2013 Overview

Operations

Lower student population levels as we began 2013, combined with lower new student starts during the period, resulted in a 9.8% decline in our average undergraduate full-time student enrollment to approximately 16,500 students for the three months ended December 31, 2012. We started 2,700 students during the three months ended December 31, 2012, which represents a decrease of 18.2% as compared to flat starts for the three months ended December 31, 2011. The decrease in starts was partially due to a decrease in student applications, as well as the result of certain macro-economic headwinds and regulatory challenges.

Several factors continue to challenge our ability to attract and start new students including the following:

•	Unemployment; during periods when the unemployment rate declines or remains stable as it did in 2012, prospective students have more employment options;

•	The state of the general macro-economic environment and its impact on the ability and willingness of students and their families to incur debt;

•	Competition for prospective students continues to increase from within our sector as well as with traditional post-secondary educational institutions; and

•	Regulatory changes which occurred during 2012 and 2011:

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

The decline in our average undergraduate full-time student enrollment resulted in a decline in revenues, operating income and net income for the three months ended December 31, 2012. Our results of operations were also impacted by decreases in compensation and benefits expenses as well as advertising expense. Our revenues for the three months ended December 31, 2012 were $98.4 million, a decrease of $8.0 million, or 7.5%, from the prior year. Our net income for the three months ended December 31, 2012 was $3.6 million, a decrease of $0.9 million from the prior year. Additionally, our revenues for the three months ended December 31, 2012 excluded $5.8 million of tuition related to students participating in our proprietary loan program.

Balancing the impact of our lower student populations and our highly fixed cost structure with our commitment to invest in our future resulted in lower operating margins for the three months ended December 31, 2012.

In response to these challenges, we continue to manage discretionary operating costs, to develop our strong industry relationships and to provide alternative solutions to help students achieve their educational goals. Additionally, we have implemented programs to improve the effectiveness of our student recruitment and admissions processes.

Automotive Technology and Diesel Technology II Integration

We began offering our Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona campus in 2012. In future years, we intend to continue integrating the new curricula at existing campuses which offer Automotive and Diesel Technology programs beginning with an additional campus in calendar year 2013. As we integrate the curricula at our automotive campuses, we expect to make additional capital investments and incur higher than usual operating expenses. We anticipate capitalizing an additional $2.8 million to $3.2 million and incurring an additional $3.9 million to $4.2 million in operating expenses during the year ending September 30, 2013.

Graduate Employment

Our consolidated graduate employment rate for our 2012 graduates during the three months ended December 31, 2012 is slightly above the rate at the same time in the prior year. The rate has improved for our Automotive and Diesel Technology, Motorcycle and Marine programs while the rate has declined for our Collision Repair program.

Regulatory Environment

Congressional Action and Financial Aid Funding

On January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (ATRA), delaying sequestration of many federal programs including a potential 7.6% cut to campus-based aid programs. Unless Congress takes additional measures, sequestration will take effect on March 1, 2013. Additionally, ATRA extended the American Opportunity Tax Credit for five years, temporarily extended deductions for qualified tuition and related educational expenses for two years and permanently extended the interest rate deduction for student loans.

Accreditation

Our Norwood, Massachusetts campus’ accreditation expired in July 2012. We are currently in the process of reaccreditation with the renewal site visit for accreditation completed in May 2012. The visiting accreditation team reported that there were three findings of non-compliance which we believe we have remediated. Our application was considered at the November 2012 meeting of the Accrediting Commission of Career Schools and Colleges (ACCSC), our accreditor. In December 2012, we received notification that ACCSC deferred its decision pending the receipt of additional information. In January 2013, we provided the additional information requested by ACCSC. Final action will be considered by ACCSC at its February 2013 meeting. We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards.

2013 Outlook

With slightly worsening macroeconomic pressure, the time required for new initiatives to take hold and the lag between students applying for school and starting school increasing, we expect new student starts to be down for much of 2013, before possibly showing year over year improvement in the fourth quarter. While that trend would prove positive for 2014, we do anticipate full year new student starts for 2013 to be down mid to high single digits resulting in a lower average student population this year. These lower levels of enrollment will most likely result in a high single digit decline in revenue in 2013 and an overall decline in operating margin and net income compared to 2012. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2012	2011
Revenues	100.0%	100.0%

Operating expenses:
Educational services and facilities	50.5%	48.6%
Selling, general and administrative	43.4%	44.5%

Total operating expenses	93.9%	93.1%

Income from operations	6.1%	6.9%

Interest income, net	0.1%	0.1%
Other income	0.1%	0.1%

Total other income	0.2%	0.2%

Income before income taxes	6.3%	7.1%
Income tax expense	2.7%	2.9%

Net income	3.6%	4.2%

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months ended December 31, 2012 and 2011 were $12.1 million and $14.0 million, respectively.

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

EBITDA reconciles to net income as follows:

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Net income	$3,562	$4,479
Interest income, net	(47)	(92)
Income tax expense	2,610	3,093
Depreciation and amortization	5,985	6,523

EBITDA	$12,110	$14,003

Return on equity for the trailing four quarters ended December 31, 2012 was 5.5% compared to 6.2% for the trailing four quarters ended September 30, 2012. Return on equity is calculated as the sum of net income for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters.

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

	Three Months Ended December 31,
	2012	2011
Average undergraduate full-time student enrollment	16,500	18,300
Total seats available	28,000	29,400
Average capacity utilization	58.9%	62.2%

We continue to seek alternate uses for our underutilized space at existing campuses. Alternate uses may include subleasing space to third parties, allocating space for use by our manufacturer specific advanced training programs, adding new industry relationships or consolidating administrative functions into campus facilities.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenues. Our revenues for the three months ended December 31, 2012 were $98.4 million, representing a decrease of $8.0 million, or 7.5%, as compared to revenues of $106.4 million for the three months ended December 31, 2011 as a result of a decrease in our average undergraduate full-time student enrollment of 9.8%. The decrease was offset by tuition rate increases between 3% and 5%, depending on the program. Our revenues for the three months ended December 31, 2012 and 2011 excluded $5.8 million and $2.6 million, respectively, of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we recognize the related revenues as payments are received from the students participating in this program. We recognized $0.4 million and $0.3 million of revenues and interest under the program during the three months ended December 31, 2012 and 2011, respectively.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2012 were $49.7 million, representing a decrease of $2.0 million as compared to $51.7 million for the same period in the prior year.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Salaries expense	$21,727	$22,244
Employee benefits and tax	3,730	4,293
Bonus expense	548	1,093
Stock-based compensation	220	276

Compensation and related costs	26,225	27,906

Occupancy costs	9,222	9,181
Other educational services and facilities expense	5,004	5,000
Depreciation and amortization expense	4,688	4,841
Tools and training aids expense	2,404	2,416
Supplies and maintenance	2,149	2,388

	$49,692	$51,732

Compensation and related costs decreased $1.7 million during the three months ended December 31, 2012, compared to the same period in the prior year. The decrease was primarily attributable to a decrease in employee headcount due to a reduction in workforce in September 2012. We anticipate our compensation and related costs will decrease for the year ending September 30, 2013 as compared to the year ended September 30, 2012.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2012 were $42.7 million, representing a decrease of $4.7 million as compared to $47.4 million for the same period in the prior year.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Salaries expense	$18,001	$17,968
Employee benefits and tax	3,447	4,049
Bonus expense	1,606	2,594
Stock-based compensation	1,225	1,406

Compensation and related costs	24,279	26,017

Advertising expense	8,370	10,499
Other selling, general and administrative expenses	5,600	5,605
Bad debt expense	1,544	1,733
Depreciation and amortization expense	1,297	1,682
Contract services expense	1,334	1,215
Legal services expense	319	617

	$42,743	$47,368

Compensation and related costs decreased $1.7 million during the three months ended December 31, 2012, compared to the same period in the prior year, primarily due to a reduction in the bonus plan pay-out levels for 2013 as well as a decrease in self-insurance claims during the three months ended December 31, 2012. We anticipate our compensation and related costs will decrease for the year ending September 30, 2013 as compared to the year ended September 30, 2012.

Advertising expense decreased $2.1 million for the three months ended December 31, 2012, as compared to the same period in the prior year. The decrease was primarily due to accelerated spending in the prior year comparable period. We continue to execute on our plan to optimize marketing to generate higher quality inquiries from potential students while controlling our costs.

Income taxes. Our provision for income taxes for the three months ended December 31, 2012 was $2.6 million, or 42.3% of pre-tax income. Our provision for income taxes for the three months ended December 31, 2011 was $3.1 million, or 40.8% of pre-tax income. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations through the next 12 months.

We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses, as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions and other potential uses of cash. In December 2012, we paid a cash dividend of $0.10 per share on the common stock of the Company. At the discretion of our

Board of Directors, we intend to pay a dividend quarterly in future periods. Additionally, we repurchased approximately $5.4 million of our outstanding common stock during the three months ended December 31, 2012. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $82.3 million at December 31, 2012.

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

Operating Activities

Our net cash used in operating activities was $1.6 million for the three months ended December 31, 2012 compared to cash provided by operating activities of $5.6 million for the three months ended December 31, 2011. For the three months ended December 31, 2012, changes in our operating assets and liabilities resulted in cash outflows of $16.3 million and were primarily attributable to changes in deferred revenue, accounts payable and accrued expenses and receivables. The decrease in deferred revenue resulted in a cash outflow of $9.3 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at December 31, 2012 compared to September 30, 2012. The decrease in accounts payable and accrued expenses was primarily due to payment of our 2012 annual bonus as well as the timing of our payroll cycle. The decrease in receivables was related to a decrease in our ending student population and the timing of Title IV disbursements and other cash receipts on behalf of our students. The decrease in receivables was partially offset by six of our 11 campuses becoming subject to delayed disbursements on October 22, 2012. This 30 day delay in receiving the first disbursement on federal student loans has the result of increasing receivables during the period in which the campus is subject to the delay.

During the three months ended December 31, 2011, the changes in our operating assets and liabilities resulted in cash outflows of $8.8 million and were primarily attributable to changes in deferred revenue, receivables, prepaid expenses and other current assets and accounts payable and other accrued expenses. The decrease in deferred revenue resulted in cash used of $7.3 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at December 31, 2011 compared to September 30, 2011. The increase in receivables was related to the timing of Title IV disbursements and other cash receipts on behalf of our students. The increase in accounts payable and accrued expenses was primarily due to the timing of our payroll cycle. The increase in prepaid expenses and other current assets resulted in cash used of $1.6 million primarily related to our prepaid insurance plans.

Investing Activities

During the three months ended December 31, 2012, cash used in investing activities was $6.3 million. We had cash outflows of $22.0 million to purchase investments and cash inflows of $18.4 million from proceeds received upon maturity of investments. We had cash outflows of $2.8 million related to the purchase of new and replacement training equipment for our ongoing operations.

During the three months ended December 31, 2011, cash used in investing activities was $8.1 million and was primarily related to our purchases of investments of $16.8 million and cash inflows of $10.1 million from proceeds received upon maturity of investments. We had cash outflows of $1.5 million related to new and replacement training equipment for our ongoing operations.

Financing Activities

During the three months ended December 31, 2012, cash used in financing activities was primarily attributable to the repurchase of approximately $5.4 million of treasury stock and the payment of a cash dividend on December 21, 2012 of $0.10 per share totaling approximately $2.5 million. During the three months ended December 31, 2011 cash provided by financing activities was primarily attributable to activity in our stock-based compensation plans.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2012 Annual Report on Form 10-K, filed with the SEC on November 28, 2012. During the three months ended December 31, 2012, there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our 2012 Annual Report on Form 10-K, filed with the SEC on November 28, 2012. During the three months ended December 31, 2012, there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our market risk since September 30, 2012. For a discussion of our exposure to market risk, refer to our 2012 Annual Report on Form 10-K, filed with the SEC on November 28, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business since September 2006 to the present. We responded timely to the request, as well as a follow-up request for additional information made in December 2012. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying financial statements.

In October 2012 and January 2013, the ACCSC requested certain documentation related to the preliminary investigation by the United States Department of Justice. Pursuant to applicable law and the United States’ request, we are not able to provide the information requested and have notified ACCSC as such. At this time, we cannot predict the eventual scope, duration, outcome or associated costs, if any, of this request and accordingly we have not recorded any liability in the accompanying financial statements.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2012 Annual Report on Form 10-K filed with the SEC on November 28, 2012, which could materially affect our business, financial condition or operating results. The risks described in this report and in our 2012 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the purchase of equity securities for the three months ended December 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands) (1)
October 2012	—	$—	—	$23,156
November 2012	137,600	$9.31	137,600	$21,874
December 2012	418,500	$9.70	418,500	$17,814

Total	556,100		556,100	$17,814

(1)	On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions.

Item 6. EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Income Statements; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

*	This information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated: February 1, 2013	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)