Form 10-Q
period 2013-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2013-05-01
CIK 1261654

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 24, 2013, there were 24,414,289 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

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

ii

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2013	2012
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$28,536	$45,665
Restricted cash	2,107	104
Investments, current portion	50,794	51,455
Receivables, net	12,040	14,910
Deferred tax assets, net	5,751	7,977
Prepaid expenses and other current assets	14,354	14,873

Total current assets	113,582	134,984
Investments, less current portion	14,959	4,533
Property and equipment, net	92,133	91,939
Goodwill	20,579	20,579
Deferred tax assets, net	6,910	5,576
Other assets	8,932	10,547

Total assets	$257,095	$268,158

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$31,530	$40,865
Deferred revenue	46,725	52,564
Accrued tool sets	4,224	4,264
Income tax payable	-	744
Other current liabilities	1,848	1,003

Total current liabilities	84,327	99,440
Deferred rent liability	12,484	12,946
Construction liability	10,747	2,421
Other liabilities	8,119	7,266

Total liabilities	115,677	122,073

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,301,316 shares issued and 24,414,289 shares outstanding at March 31, 2013 and 30,222,132 shares issued and 24,891,205 shares outstanding at September 30, 2012	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Paid-in capital	169,937	166,970
Treasury stock, at cost, 5,887,027 shares at March 31, 2013 and 5,330,927 at September 30, 2012	(89,288)	(83,924)
Retained earnings	60,766	63,036

Total shareholders’ equity	141,418	146,085

Total liabilities and shareholders’ equity	$257,095	$268,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues	$95,075	$106,240	$193,516	$212,667

Operating expenses:
Educational services and facilities	50,456	53,422	100,148	105,154
Selling, general and administrative	46,558	49,803	89,301	97,171

Total operating expenses	97,014	103,225	189,449	202,325

Income (loss) from operations	(1,939)	3,015	4,067	10,342

Other income:
Interest income, net	72	58	119	150
Other income	245	213	364	366

Total other income	317	271	483	516

Income (loss) before income taxes	(1,622)	3,286	4,550	10,858
Income tax expense (benefit)	(702)	1,354	1,908	4,447

Net income (loss)	$(920)	$1,932	$2,642	$6,411

Earnings per share:
Net income (loss) per share - basic	$(0.04)	$0.08	$0.11	$0.26

Net income (loss) per share - diluted	$(0.04)	$0.08	$0.11	$0.26

Weighted average number of shares outstanding:
Basic	24,396	24,692	24,581	24,692

Diluted	24,396	24,845	24,651	24,826

Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2012	30,222	$3	$166,970	5,331	$ (83,924)	$63,036	$146,085
Net income	-	-	-	-	-	2,642	2,642
Issuance of common stock under employee plans	85	-	395	-	-	-	395
Shares withheld for payroll taxes	(6)	-	(62)			-	(62)
Tax benefit (charge) from employee stock plans	-	-	(371)	-	-	-	(371)
Stock-based compensation	-	-	3,005	-	-	-	3,005
Treasury stock repurchases	-	-	-	556	(5,364)	-	(5,364)
Cash dividends declared	-	-	-	-	-	(4,912)	(4,912)

Balance at March 31, 2013	30,301	$3	$169,937	5,887	$ (89,288)	$60,766	$141,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$2,642	$6,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,349	12,276
Amortization of held-to-maturity investments	919	1,025
Bad debt expense	2,620	3,144
Stock-based compensation	3,005	3,781
Excess tax benefit from stock-based compensation	-	(159)
Deferred income taxes	521	(2,338)
Net training equipment credits earned	(881)	(941)
Loss on disposal of property and equipment	62	70
Changes in assets and liabilities:
Receivables	940	(3,204)
Prepaid expenses and other current assets	1,511	(1,065)
Other assets	(707)	(711)
Accounts payable and accrued expenses	(8,112)	3,667
Deferred revenue	(5,839)	(6,358)
Income tax payable/receivable	(1,291)	(1,627)
Accrued tool sets and other current liabilities	805	(29)
Deferred rent liability	(462)	1,152
Other liabilities	534	473

Net cash provided by operating activities	7,616	15,567

Cash flows from investing activities:
Purchase of property and equipment	(4,160)	(3,515)
Proceeds from disposal of property and equipment	42	-
Purchase of investments	(44,046)	(41,297)
Proceeds received upon maturity of investments	33,362	37,502

Net cash used in investing activities	(14,802)	(7,310)

Cash flows from financing activities:
Payment of cash dividends	(4,912)	(2,463)
Payment of payroll taxes on stock-based compensation through shares withheld	(62)	(103)
Proceeds from issuance of common stock under employee plans	395	399
Excess tax benefit from stock-based compensation	-	159
Purchase of treasury stock	(5,364)	(1,638)

Net cash used in financing activities	(9,943)	(3,646)

Net (decrease) increase in cash and cash equivalents	(17,129)	4,611
Cash and cash equivalents, beginning of period	45,665	53,670

Cash and cash equivalents, end of period	$28,536	$58,281

Supplemental disclosure of cash flow information:
Taxes paid	$2,679	$5,275

Training equipment obtained in exchange for services	$950	$1,429

Change in accrued capital expenditures during the period	$(1,223)	$(255)

Construction in progress financed by construction liability during the period	$8,326	$-

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

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K filed with the SEC on November 28, 2012.

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

Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2013 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current projections. Therefore, for the three months and six months ended March 31, 2013, we calculated income taxes for each of the discrete periods using the actual year-to-date results.

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

We evaluated the impact of the cumulative errors identified during the nine month period ended June 30, 2012 under the materiality guidance on each of the years affected between the years ended September 30, 2003 and September 30, 2011 and concluded the items were not material to any such periods. We also evaluated the impact of correcting these items through a cumulative adjustment to our fiscal 2012 financial statements and concluded that, based on the guidance, it was appropriate to revise our previously issued financial statements to reflect the cumulative impact of this correction. The following table presents the impact of this revision on our condensed consolidated statement of income for the three months and six months ended March 31, 2012 and our condensed consolidated statement of cash flows for the six months ended March 31, 2012:

	Three Months Ended
	March 31, 2012
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Income Data:
Education services and facilities	$53,458	$(36)	$53,422
Selling, general and administrative	$49,873	$(70)	$49,803
Total operating expenses	$103,331	$(106)	$103,225
Income from operations	$2,909	$106	$3,015
Income before income taxes	$3,180	$106	$3,286
Income tax expense	$1,312	$42	$1,354
Net income	$1,868	$64	$1,932

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

	Six Months Ended
	March 31, 2012
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Income Data:
Education services and facilities	$105,149	$5	$105,154
Selling, general and administrative	$98,043	$(872)	$97,171
Total operating expenses	$203,192	$(867)	$202,325
Income from operations	$9,475	$867	$10,342
Income before income taxes	$9,991	$867	$10,858
Income tax expense	$4,083	$364	$4,447
Net income	$5,908	$503	$6,411
Net income per share - basic	$0.24	$0.02	$0.26
Net income per share - diluted	$0.24	$0.02	$0.26
	Six Months Ended
	March 31, 2012
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows Data:
Net income	$5,908	$503	$6,411
Bad debt expense	$3,944	$(800)	$3,144
Deferred income taxes	$(2,675)	$337	$(2,338)
Receivables	$(4,004)	$800	$(3,204)
Accounts payable and accrued expenses	$4,390	$(723)	$3,667
Income tax payable	$(1,653)	$26	$(1,627)
Accrued tool sets and other current liabilities	$(31)	$2	$(29)
Other liabilities	$618	$(145)	$473

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

Amortized cost and fair value for investments classified as held-to-maturity at March 31, 2013 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$28,135	$16	$-	$28,151
Corporate bonds	14,117	6	(7)	14,116
Certificates of deposit	8,542	-	-	8,542
Due in 1 - 2 years:
Municipal bonds	10,314	10	-	10,324
Corporate bonds	2,512	1	(3)	2,510
Certificates of deposit	2,133	-	-	2,133

	$65,753	$33	$(10)	$65,776

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2012 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$23,402	$2	$(8)	$23,396
Corporate bonds	18,210	8	(3)	18,215
Certificates of deposit	9,843	3	-	9,846
Due in 1 - 2 years:
Municipal bonds	170	-	-	170
Corporate bonds	-	-	-	-
Certificates of deposit	4,363	-	-	4,363

	$55,988	$13	$(11)	$55,990

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

Assets measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$13,434	$13,434	$-	$-
Corporate bonds	16,626	16,626	-	-
Municipal bonds	38,475	-	38,475	-
Certificates of deposit	10,675	-	10,675	-
Commercial paper	8,261	-	8,261	-

Total assets at fair value on a recurring basis	$87,471	$30,060	$57,411	$-

		Fair Value Measurements Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$32,506	$32,506	$-	$-
Corporate bonds	18,215	18,215	-	-
Municipal bonds	23,566	-	23,566	-
Certificates of deposit	14,209	-	14,209	-
Commercial paper	4,506	-	4,506	-

Total assets at fair value on a recurring basis	$93,002	$50,721	$42,281	$-

5.  Postemployment Benefits

In September 2012, we implemented a nationwide reduction in workforce and provided postemployment benefits to approximately 50 impacted employees. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 to 12 months, with the final agreement expiring in February 2014.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

The postemployment activity for the six months ended March 31, 2013 was as follows:

	Liability Balance at	Postemployment		Other	Liability Balance at
	September 30, 2012	Benefit Charges	Cash Paid	Non-cash (1)	March 31, 2013
Severance	$2,002	$489	$(1,678)	$(208)	$605
Other	149	53	(130)	-	72

Total	$2,151	$542	$(1,808)	$(208)	$677

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.

6.   Earnings per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share reflects the assumed conversion of all dilutive securities, if any. For the six months ended March 31, 2013, 1,437,686 shares, and for the three months and six months ended March 31, 2012, 1,219,721 shares and 1,471,900 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the three months ended March 31, 2013, diluted loss per share equals basic loss per share as the assumed exercise of outstanding stock options, vesting of unvested restricted stock and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income (loss) per share was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,396	24,692	24,581	24,692
Dilutive effect related to employee stock plans	-	153	70	134

Diluted shares outstanding	24,396	24,845	24,651	24,826

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

7.   Property and Equipment, net

Property and equipment, net consisted of the following:

	Depreciable	March 31,	September 30,
	Lives (in years)	2013	2012
Land	-	$1,456	$1,456
Building and building improvements	35	13,675	13,675
Leasehold improvements	1-28	47,802	47,185
Training equipment	3-10	82,217	79,952
Office and computer equipment	3-10	39,756	39,656
Software developed for internal use	3-5	10,895	11,048
Curriculum development	5	18,716	18,716
Vehicles	5	973	949
Construction in progress	-	14,046	7,225

		229,536	219,862
Less accumulated depreciation and amortization		(137,403)	(127,923)

		$92,133	$91,939

At March 31, 2013, construction in progress included $10.7 million related to the design and construction of our Lisle, Illinois campus.

8.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	September 30,
	2013	2012
Accounts payable	$5,046	$8,246
Accrued compensation and benefits	18,626	24,372
Other accrued expenses	7,858	8,247

	$31,530	$40,865

9.   Commitments and Contingencies

  Operating Leases

  We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Two of our campus properties are leased from a related party. In December 2012, we entered into amended lease agreements for certain buildings on our Phoenix, Arizona campus which extended the lease term to December 31, 2022. The future minimum lease payments under the amended lease agreements are $0.5 million, $0.7 million, $0.7 million, $0.8 million, $0.8 million, and $4.5 million for the years ending September 30, 2013, 2014, 2015, 2016, 2017 and thereafter, respectively. Such amounts are included in the table below.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($’s in thousands, except per share amounts)

  Future minimum rental commitments at March 31, 2013 for all non-cancelable operating leases were as follows:

Six months ending September 30, 2013	$14,027
Year ending September 30,
2014	27,468
2015	26,757
2016	25,233
2017	22,189
Thereafter	94,265

$209,939

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

Proprietary Loan Program

In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a national chartered bank. During the three months ended March 31, 2013, the bank exercised its right to terminate the agreement effective April 30, 2013. The bank subsequently agreed to an extension through June 29, 2013. We are in the process of negotiating with potential replacement banks, and have identified other alternatives to this funding source. We will continue to monitor progress and adjust our plans as necessary.

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

The bank agreed to provide these services in exchange for a fee equivalent to 0.4% of the principal balance of each loan and related fees. Under the terms of the related agreement, we have a $2.0 million deposit with the bank in order to secure our related loan purchase obligation, which is classified as restricted cash in our condensed consolidated balance sheets at March 31, 2013.

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. We will reevaluate and modify this policy if appropriate. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.5 million and $1.1 million during the three months and six months ended March 31, 2013, respectively, and $0.4 million and $0.7 million during the three months and six months ended March 31, 2012, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets. Our presentation may be modified in the future in conjunction with our revenue recognition policy.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,		Inception
	2013	2012	2013	2012	to date

Tuition and interest income excluded	$6,095	$4,426	$12,832	$7,658	$59,714
Amounts collected and recognized	(568)	(409)	(1,018)	(730)	(3,763)
Amounts written-off	(1,469)	(1,899)	(2,456)	(4,698)	(17,156)

Net amount excluded during the period	$4,058	$2,118	$9,358	$2,230	$38,795

At March 31, 2013, we had committed to provide loans to our students for approximately $68.7 million.

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not reflected in our condensed consolidated balance sheets:

	Six Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$42,880	$26,863
Loans extended	14,336	10,880
Interest accrued	1,860	1,314
Amounts collected and recognized	(1,018)	(730)
Amounts written off	(2,456)	(4,698)

Balance at end of period	$55,602	$33,629

10.  Common Shareholders’ Equity

Common Stock

Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 21, 2012 and March 29, 2013, we paid cash dividends of $0.10 per share to common stockholders of record as of December 7, 2012 and March 15, 2013, respectively. The aggregate payment was approximately $4.9 million. Our Board of Directors evaluates dividends quarterly.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the six months ended March 31, 2013, we purchased 556,100 shares at an average price per share of $9.61 and a total cost of approximately $5.4 million. We did not make any purchases during the three months ended March 31, 2013. At March 31, 2013, we have purchased 699,700 shares at an average price per share of $10.27 and a total cost of approximately $7.2 million under this program.

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

Summary information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues
Postsecondary education	$93,243	$103,788	$189,163	$207,941
Other	1,832	2,452	4,353	4,726

Consolidated	$95,075	$106,240	$193,516	$212,667

Income (loss) from operations
Postsecondary education	$(1,333)	$3,599	$5,323	$11,411
Other	(606)	(584)	(1,256)	(1,069)

Consolidated	$(1,939)	$3,015	$4,067	$10,342

Depreciation and amortization
Postsecondary education	$5,541	$5,869	$11,162	$12,040
Other	86	114	187	236

Consolidated	$5,627	$5,983	$11,349	$12,276

Net income (loss)
Postsecondary education	$(575)	$2,265	$3,359	$7,015
Other	(345)	(333)	(717)	(604)

Consolidated	$(920)	$1,932	$2,642	$6,411

Goodwill
Postsecondary education	$20,579	$20,579	$20,579	$20,579
Other	-	-	-	-

Consolidated	$20,579	$20,579	$20,579	$20,579

Total assets
Postsecondary education	$250,282	$264,938	$250,282	$264,938
Other	6,813	2,667	6,813	2,667

Consolidated	$257,095	$267,605	$257,095	$267,605

12.   Government Regulation and Financial Aid

On March 19, 2013, the U.S. District Court for the District of Columbia denied a motion from the Department of Education (ED) for the court to amend its earlier judgment to vacate certain rules related to gainful employment. The court upheld the decision to vacate those requirements. ED has 60 days to appeal the original June 30, 2012 decision and the March 19, 2013 decision. In April 2013, ED announced additional topics for consideration for action by a negotiated rulemaking committee, including gainful employment measures. Negotiations are expected to begin in September 2013.

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

2013 Overview

Operations

Lower student population levels as we began 2013, combined with lower new student starts during the period, resulted in declines of 10.2% and 9.8% in our average undergraduate full-time student enrollment to approximately 15,000 and 15,700 students, respectively, for the three months and six months ended March 31, 2013, respectively. We started approximately 2,900 and 5,600 students during the three months and six months ended March 31, 2013, respectively, which represent decreases of 14.7% and 16.4%, respectively, as compared to the prior year comparable periods. The decrease in starts was partially due to a decrease in student applications, as well as a decline in the percentage of students who started school after applying.

Several factors continue to challenge our ability to attract and start new students including the following:

•

The amount of Title IV financial aid available decreased during 2012 which increased the difference between the amount of Title IV financial aid our students are eligible for and the cost of education; this difference requires students and their families to obtain additional financing;

•

Incentive compensation changes which became effective July 1, 2011 limited the means by which we may compensate our admissions representatives and required significant changes to our compensation and performance management processes. We are continuing to adapt to those changes within the organization;

•	Competition for prospective students continues to increase from within our sector as well as with traditional post-secondary educational institutions;

•	The state of the general macro-economic environment and its impact on price sensitivity and the ability and willingness of students and their families to incur debt; and

•	Unemployment; during periods when the unemployment rate declines or remains stable as it has in 2012 and 2013, prospective students have more employment options.

The decline in our average undergraduate full-time student enrollment resulted in a decline in revenues and in an operating loss and net loss for the three months ended March 31, 2013. For the six months ended March 31, 2013, the decline in our average undergraduate full-time student enrollment and revenues resulted in a decline in operating income and net income. The declines in results of operations were partially offset by decreases in compensation and benefits expenses as well as advertising expense.

Our revenues for the three months and six months ended March 31, 2013 were $95.1 million and $193.5 million, respectively, decreases of $11.1 million, or 10.5%, and $19.2 million, or 9.0%, respectively, from the prior year. Our net loss for the three months ended March 31, 2013 was $0.9 million, a decrease of $2.8 million from net income of $1.9 million in the prior year. Our net income for the six months ended March 31, 2013 was $2.6 million, a decrease of $3.8 million from the prior year. Additionally, our revenues for the three months and six months ended March 31, 2013 excluded $5.2 million and $11.0 million, respectively, of tuition related to students participating in our proprietary loan program.

Balancing the impact of our lower student populations and our highly fixed cost structure with our commitment to invest in our future has resulted in lower operating margins for the three months and six months ended March 31, 2013.

In response to these challenges, we continue to manage discretionary operating costs, adjust our staffing levels, pursue initiatives that may improve class density, develop our strong industry relationships and provide alternative solutions to help students achieve their educational goals. Additionally, we have implemented programs to improve the effectiveness of our student recruitment and admissions processes. We have also increased the amount of scholarships granted to our students in an effort to improve the percentage of students who start school after applying.

Proprietary Loan Program

The bank which originates loans for our proprietary loan program exercised its right to terminate the agreement effective April 30, 2013. The bank subsequently agreed to an extension through June 29, 2013. We are in the process of negotiating with potential replacement banks, and have identified other alternatives to this funding source. We will continue to monitor progress and adjust our plans as necessary.

Automotive Technology and Diesel Technology II Integration

We began offering our Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona campus in 2012. As we evaluate the lessons and potential efficiencies of the curricula, we will continue to integrate the curricula at our other campuses starting in calendar year 2014. We expect to make additional capital investments and incur higher than usual operating expenses as we integrate the curricula at our remaining automotive campuses. We anticipate capitalizing an additional $0.8 million to $0.9 million and incurring an additional $0.6 million to $0.7 million in operating expenses during the year ending September 30, 2013.

Graduate Employment

Our consolidated graduate employment rate for our 2012 graduates during the six months ended March 31, 2013 is slightly above the rate at the same time in the prior year. The rate has improved for our Automotive and Diesel Technology, Motorcycle and Marine programs while the rate has declined for our Collision Repair program.

Regulatory Environment

Accreditation

In March 2013, we received formal notification from the Accrediting Commission of Career Schools and Colleges (ACCSC) confirming the continuing accreditation through July 2017 for our Norwood, Massachusetts campus.

Industry-related Judicial Outcomes

On March 19, 2013, the U.S. District Court for the District of Columbia denied a motion from the Department of Education (ED) for the court to amend its earlier judgment to vacate certain rules related to gainful employment. The court upheld the decision to vacate those requirements. ED has 60 days to appeal the original June 30, 2012 decision and the March 19, 2013 decision. In April 2013, ED announced additional topics for consideration for action by a negotiated rulemaking committee, including gainful employment measures. Negotiations are expected to begin in September 2013.

2013 Outlook

Given the time required for new initiatives to take hold and the increasing lag between students applying for school and starting school, we expect new student starts to be down in the third quarter of 2013, before possibly showing year over year improvement in the fourth quarter. We anticipate full year new student starts for 2013 to be down by the mid to high single digits, resulting in a lower average student population for the year. These lower levels of enrollment will most likely result in a high single digit decline in revenue in 2013. While we expect significantly lower expenses in the second half of the year, we still believe we will record an overall decline in operating margin and net income compared to 2012. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services and facilities	53.0%	50.3%	51.8%	49.4%
Selling, general and administrative	49.0%	46.9%	46.1%	45.7%

Total operating expenses	102.0%	97.2%	97.9%	95.1%

Income (loss) from operations	-2.0%	2.8%	2.1%	4.9%

Interest income, net	0.1%	0.1%	0.1%	0.1%
Other income	0.2%	0.2%	0.2%	0.1%

Total other income	0.3%	0.3%	0.3%	0.2%

Income (loss) before income taxes	-1.7%	3.1%	2.4%	5.1%
Income tax expense (benefit)	-0.7%	1.3%	1.0%	2.1%

Net income (loss)	-1.0%	1.8%	1.4%	3.0%

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months and six months ended March 31, 2013 were $4.2 million and $16.3 million, respectively, as compared to $9.5 million and $23.5 million for the three months and six months ended March 31, 2012, respectively.

EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose to investors this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income (loss) determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income (loss) determined in financial performance under GAAP, this measure should not be considered to be an alternative to net income (loss) as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net income (loss) as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$(920)	$1,932	$2,642	$6,411
Interest income, net	(72)	(58)	(119)	(150)
Income tax expense (benefit)	(702)	1,354	1,908	4,447
Depreciation and amortization	5,909	6,244	11,894	12,767

EBITDA	$4,215	$9,472	$16,325	$23,475

Return on equity for the trailing four quarters ended March 31, 2013 was 3.6% compared to 6.2% for the trailing four quarters ended September 30, 2012. Return on equity is calculated as the sum of net income (loss) for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 and Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Revenues. Our revenues for the three months ended March 31, 2013 were $95.1 million, a decrease of $11.1 million, or 10.5%, as compared to revenues of $106.2 million for the three months ended March 31, 2012. Approximately $10.7 million of the decline in revenues was a result of a decrease in our average undergraduate full-time student enrollment of 10.2%. The decrease was offset by tuition rate increases between 3% and 5%, depending on the program. Our revenues for the three months ended March 31, 2013 and 2012 excluded $5.2 million and $3.7 million, respectively, of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we recognize the related revenues as payments are received from the students participating in this program. We recognized $0.6 million and $0.4 million of revenues and interest under the program during the three months ended March 31, 2013 and 2012, respectively.

Our revenues for the six months ended March 31, 2013 were $193.5 million, a decrease of $19.2 million, or 9.0%, as compared to revenues of $212.7 million for the six months ended March 31, 2012. Approximately $20.6 million of the decline in revenues was a result of a decrease in our average undergraduate full-time student enrollment of 9.8%. The decrease was offset by tuition rate increases between 3% and 5%, depending on the program. Our revenues for the six months ended March 31, 2013 and 2012 excluded $11.0 million and $6.3 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $1.0 million and $0.7 million of revenues and interest under the program during the six months ended March 31, 2013 and 2012, respectively.

Over the past year, we have increased the amount of scholarships granted to our students in an effort to improve the percentage of students who start school after applying. Because scholarships are recognized ratably over the term of the student’s course or program in accordance with our revenue recognition policy, the increase in scholarships granted has not had a significant impact to our revenues for the three months or six months ended March 31, 2013.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months and six months ended March 31, 2013 were $50.5 million and $100.1 million, respectively. This resulted in decreases of $2.9 million and $5.1 million, as compared to $53.4 million and $105.2 million, respectively, for the three months and six months ended March 31, 2012, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended March 31,		Six Months Ended March 31,

	2013	2012	2013	2012
	(In thousands)
Salaries expense	$21,425	$23,206	$43,152	$45,450
Employee benefits and tax	4,877	5,006	8,607	9,299
Bonus expense	113	583	661	1,676
Stock-based compensation	44	276	264	552

Compensation and related costs	26,459	29,071	52,684	56,977

Occupancy costs	9,224	9,095	18,446	18,276
Other educational services and facilities expense	5,394	5,271	10,398	10,271
Depreciation and amortization expense	4,704	4,815	9,392	9,656
Tools and training aids expense	2,270	2,652	4,674	5,068
Supplies and maintenance	2,405	2,518	4,554	4,906

	$50,456	$53,422	$100,148	$105,154

Compensation and related costs decreased $2.6 million and $4.3 million during the three months and six months ended March 31, 2013, respectively, as compared to the same periods in the prior year. The decreases were primarily attributable to lower employee headcount due to a reduction in workforce in September 2012. Additionally, bonus expense decreased primarily due to operating results lower than bonus payout thresholds during the current year as well as a reduction in the bonus plan payout levels for 2013. We anticipate our compensation and related costs will decrease for the year ending September 30, 2013 as compared to the year ended September 30, 2012.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and six months ended March 31, 2013 were $46.6 million and $89.3 million, respectively. This resulted in decreases of $3.2 million and $7.9 million, as compared to $49.8 million and $97.2 million, respectively, for the three months and six months ended March 31, 2012, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended March 31,		Six Months Ended March 31,

	2013	2012	2013	2012
	(In thousands)
Salaries expense	$18,433	$18,710	$36,434	$36,678
Employee benefits and tax	4,582	4,558	8,029	8,607
Bonus expense	268	1,409	1,874	4,003
Stock-based compensation	1,516	1,823	2,741	3,229

Compensation and related costs	24,799	26,500	49,078	52,517

Advertising expense	10,723	11,662	19,093	22,161
Other selling, general and administrative expenses	6,706	6,988	12,306	12,593
Contract services expense	1,584	1,428	2,918	2,643
Depreciation and amortization expense	1,205	1,428	2,502	3,110
Bad debt expense	1,076	1,411	2,620	3,144
Legal services expense	465	386	784	1,003

	$46,558	$49,803	$89,301	$97,171

Compensation and related costs decreased $1.7 million and $3.4 million during the three months and six months ended March 31, 2013, respectively, as compared to the same periods in the prior year. The decrease was primarily attributable to lower bonus expense, as a result of operating results lower than bonus payout thresholds during the current year and a reduction in the bonus plan payout levels for 2013. We anticipate our compensation and related costs will decrease for the year ending September 30, 2013 as compared to the year ended September 30, 2012.

Advertising expense decreased $0.9 million and $3.1 million for the three months and six months ended March 31, 2013, respectively, as compared to the same periods in the prior year. The decrease was primarily due to accelerated spending in the same periods in the prior year. We continue to execute on our plan to optimize marketing to generate higher quality inquiries from potential students while controlling our costs.

Income taxes. Our income tax benefit for the three months ended March 31, 2013 was $0.7 million, or 43.3% of pre-tax loss. Our provision for income taxes for the six months ended March 31, 2013 was $1.9 million, or 41.9% of pre-tax income. Our provision for income taxes for the three months and six months ended March 31, 2012 was $1.4 million, or 41.2% of pre-tax income, and $4.5 million, or 41.0% of pre-tax net income, respectively. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2013 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current projections. Therefore, for the three months and six months ended March 31, 2013, we calculated income taxes for each of the discrete periods using the actual year-to-date results.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations through the next 12 months.

We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses, as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions and other potential uses of cash. In December 2012 and March 2013, we paid cash dividends of $0.10 per share on the common stock of the Company. Our Board of Directors evaluates dividends quarterly. Additionally, we repurchased approximately $5.4 million of our outstanding common stock during the six months ended March 31, 2013. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $79.3 million at March 31, 2013.

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

Operating Activities

Our net cash provided by operating activities was $7.6 million for the six months ended March 31, 2013 compared to cash provided by operating activities of $15.6 million for the six months ended March 31, 2012. For the six months ended March 31, 2013, changes in our operating assets and liabilities resulted in cash outflows of $12.6 million and were primarily attributable to changes in accounts payable and accrued expenses, deferred revenue and prepaid expenses and other current assets. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $8.1 million and was primarily due to the payment of our 2012 annual bonus as well as the timing of our payroll cycle. The decrease in deferred revenue resulted in a cash outflow of $5.8 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2013 compared to September 30, 2012. The decrease in prepaid expenses and other current assets resulted in a net cash inflow of $1.5 million and was primarily as a result of the reimbursement of certain construction expenses related to the relocation of our Glendale Heights, Illinois campus to, and the design and construction of, a new campus in Lisle, Illinois.

During the six months ended March 31, 2012, the changes in our operating assets and liabilities resulted in cash outflows of $7.7 million and were primarily attributable to changes in deferred revenue, receivables, prepaid expenses and other current assets and accounts payable and other accrued expenses. The decrease in deferred revenue resulted in a cash outflow of $6.4 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2012 compared to September 30, 2011. The increase in accounts payable and accrued expenses was primarily due to the timing of our payroll cycle. The increase in receivables was related to the timing of Title IV disbursements and other cash receipts on behalf of our students. The increase in prepaid expenses and other current assets resulted in cash used of $1.1 million primarily related to our prepaid insurance plans.

Investing Activities

During the six months ended March 31, 2013, cash used in investing activities was $14.8 million and was primarily related to our purchases of $44.0 million of investments and cash inflows of $33.4 million from proceeds received upon maturity of investments. We had cash outflows of $4.2 million related to the purchase of new and replacement training equipment for our ongoing operations.

During the six months ended March 31, 2012, cash used in investing activities was $7.3 million and was primarily related to our purchases of investments of $41.3 million and cash inflows of $37.5 million from proceeds received upon maturity of investments. We had cash outflows of $3.5 million related to new and replacement training equipment for our ongoing operations.

Financing Activities

During the six months ended March 31, 2013, cash used in financing activities was $9.9 million and was primarily attributable to the repurchase of approximately $5.4 million of treasury stock and the payment of cash dividends on December 21, 2012 and March 29, 2013 of $0.10 per share totaling approximately $4.9 million. During the six months ended March 31, 2012, cash used in financing activities was $3.6 million and was primarily attributable to the payment of a cash dividend on March 30, 2012 of $0.10 per share totaling $2.5 million and the repurchase of $1.6 million of treasury stock.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2012 Annual Report on Form 10-K, filed with the SEC on November 28, 2012. During the six months ended March 31, 2013, there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our 2012 Annual Report on Form 10-K, filed with the SEC on November 28, 2012. During the six months ended March 31, 2013, there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no purchases of equity securities during the three months ended March 31, 2013.

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

101*

Sarbanes-Oxley Act of 2002. (Filed herewith.)

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Income Statements; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated: May 1, 2013	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)