Form 10-Q
period 2013-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2013-07-26
CIK 1261654

______________________________________________________________________________________________________
______________________________________________________________________________________________________
U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 _____________________________________________
Form 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________
Commission File Number 1-31923
 _____________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 19, 2013, there were 24,453,730 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

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

ii

PART I – FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	September 30, 2012
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$23,916	$45,665
Restricted cash	1,156	104
Investments, current portion	49,417	51,455
Receivables, net	10,584	14,910
Deferred tax assets, net	5,936	7,977
Prepaid expenses and other current assets	14,683	14,873
Total current assets	105,692	134,984
Investments, less current portion	14,112	4,533
Property and equipment, net	101,325	91,939
Goodwill	20,579	20,579
Deferred tax assets, net	8,805	5,576
Other assets	9,158	10,547
Total assets	$259,671	$268,158
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$31,373	$40,865
Deferred revenue	38,114	52,564
Accrued tool sets	4,171	4,264
Income tax payable	178	744
Other current liabilities	2,013	1,003
Total current liabilities	75,849	99,440
Deferred rent liability	12,080	12,946
Construction liability	23,747	2,421
Other liabilities	7,607	7,266
Total liabilities	119,283	122,073
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,328,244 shares issued and 24,440,417 shares outstanding at June 30, 2013 and 30,222,132 shares issued and 24,891,205 shares outstanding at September 30, 2012	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	171,064	166,970
Treasury stock, at cost, 5,887,827 shares at June 30, 2013 and 5,330,927 at September 30, 2012	(89,297)	(83,924)
Retained earnings	58,618	63,036
Total shareholders’ equity	140,388	146,085
Total liabilities and shareholders’ equity	$259,671	$268,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues	$90,954	$99,601	$284,470	$312,268
Operating expenses:
Educational services and facilities	49,140	52,621	149,288	157,775
Selling, general and administrative	41,356	45,462	130,657	142,633
Total operating expenses	90,496	98,083	279,945	300,408
Income from operations	458	1,518	4,525	11,860
Other income:
Interest income, net	61	63	180	213
Other income	97	6	461	372
Total other income	158	69	641	585
Income before income taxes	616	1,587	5,166	12,445
Income tax expense	320	574	2,228	5,021
Net income	$296	$1,013	$2,938	$7,424
Earnings per share:
Net income per share - basic	$0.01	$0.04	$0.12	$0.30
Net income per share - diluted	$0.01	$0.04	$0.12	$0.30
Weighted average number of shares outstanding:
Basic	24,420	24,694	24,527	24,693
Diluted	24,580	24,835	24,620	24,825
Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2012	30,222	$3	$166,970	5,331	$(83,924)	$63,036	$146,085
Net income	—	—	—	—	—	2,938	2,938
Issuance of common stock under employee plans	124	—	395	—	—	—	395
Shares withheld for payroll taxes	(18)	—	(198)	—	—	—	(198)
Tax benefit (charge) from employee stock plans	—	—	(539)	—	—	—	(539)
Stock-based compensation	—	—	4,436	—	—	—	4,436
Treasury stock repurchases	—	—	—	557	(5,373)	—	(5,373)
Cash dividends declared	—	—	—	—	—	(7,356)	(7,356)
Balance at June 30, 2013	30,328	$3	$171,064	5,888	$(89,297)	$58,618	$140,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$2,938	$7,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,917	18,064
Amortization of held-to-maturity investments	1,462	1,415
Bad debt expense	3,679	4,446
Stock-based compensation	4,436	5,388
Excess tax benefit from stock-based compensation	—	(159)
Deferred income taxes	(1,727)	(5,202)
Net training equipment credits earned	(1,348)	(1,257)
Loss on disposal of property and equipment	84	101
Changes in assets and liabilities:
Receivables	647	(6,611)
Prepaid expenses and other current assets	1,716	(993)
Other assets	(935)	(910)
Accounts payable and accrued expenses	(7,810)	2,595
Deferred revenue	(14,450)	(16,900)
Income tax payable/receivable	(566)	(11)
Accrued tool sets and other current liabilities	917	42
Deferred rent liability	(866)	1,176
Other liabilities	284	621
Net cash provided by operating activities	5,378	9,229
Cash flows from investing activities:
Purchase of property and equipment	(6,646)	(6,952)
Proceeds from disposal of property and equipment	54	—
Purchase of investments	(60,138)	(49,312)
Proceeds received upon maturity of investments	51,135	58,317
Decrease in restricted cash	1,000	—
Net cash (used in) provided by investing activities	(14,595)	2,053
Cash flows from financing activities:
Payment of cash dividends	(7,356)	(4,936)
Payment of payroll taxes on stock-based compensation through shares withheld	(198)	(412)
Proceeds from issuance of common stock under employee plans	395	399
Excess tax benefit from stock-based compensation	—	159
Purchase of treasury stock	(5,373)	(1,638)
Net cash used in financing activities	(12,532)	(6,428)
Net (decrease) increase in cash and cash equivalents	(21,749)	4,854
Cash and cash equivalents, beginning of period	45,665	53,670
Cash and cash equivalents, end of period	$23,916	$58,524
Supplemental disclosure of cash flow information:
Taxes paid	$4,521	$10,235
Training equipment obtained in exchange for services	$1,006	$1,567
Change in accrued capital expenditures during the period	$(1,682)	$(166)
Construction in progress financed by construction liability during the period	$21,326	$—
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
2.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K filed with the SEC on November 28, 2012.
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
Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2013 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current projections. Therefore, for the three months and nine months ended June 30, 2013, we calculated income taxes for each of the discrete periods using the actual year-to-date results.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Amortized cost and fair value for investments classified as held-to-maturity at June 30, 2013 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$27,085	$11	$—	$27,096
Corporate bonds	16,239	1	(23)	16,217
Certificates of deposit	6,093	—	—	6,093
Due in 1 - 2 years:
Municipal bonds	12,008	6	(4)	12,010
Corporate bonds	628	—	(1)	627
Certificates of deposit	1,476	—	—	1,476
	$63,529	$18	$(28)	$63,519
Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2012 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$23,402	$2	$(8)	$23,396
Corporate bonds	18,210	8	(3)	18,215
Certificates of deposit	9,843	3	—	9,846
Due in 1 - 2 years:
Municipal bonds	170	—	—	170
Corporate bonds	—	—	—	—
Certificates of deposit	4,363	—	—	4,363
	$55,988	$13	$(11)	$55,990
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Assets measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,107	$11,107	$—	$—
Corporate bonds	16,844	16,844	—	—
Municipal bonds	39,106	—	39,106	—
Certificates of deposit	7,569	—	7,569	—
Commercial paper	8,263	—	8,263	—
Total assets at fair value on a recurring basis	$82,889	$27,951	$54,938	$—

		Fair Value Measurements Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$32,506	$32,506	$—	$—
Corporate bonds	18,215	18,215	—	—
Municipal bonds	23,566	—	23,566	—
Certificates of deposit	14,209	—	14,209	—
Commercial paper	4,506	—	4,506	—
Total assets at fair value on a recurring basis	$93,002	$50,721	$42,281	$—

5.  Postemployment Benefits
In September 2012, we implemented a nationwide reduction in workforce and provided postemployment benefits to approximately 50 impacted employees. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 12 months, with the final agreement expiring in March 2014.

The postemployment activity for the nine months ended June 30, 2013 was as follows:

	Liability Balance at September 30, 2012	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at June 30, 2013
Severance	$2,002	$616	$(1,987)	$(240)	$391
Other	149	62	(141)	(42)	28
Total	$2,151	$678	$(2,128)	$(282)	$419

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.
6.   Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, if any. For the three months and nine months ended June 30, 2013, 928,956 shares and 1,135,211 shares, respectively, and for the three months and nine months ended June 30, 2012, 1,057,814 shares and 1,248,195 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,420	24,694	24,527	24,693
Dilutive effect related to employee stock plans	160	141	93	132
Diluted shares outstanding	24,580	24,835	24,620	24,825

7.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2013	September 30, 2012
Land	—	$1,456	$1,456
Building and building improvements	35	13,675	13,675
Leasehold improvements	1-28	48,160	47,185
Training equipment	3-10	82,703	79,952
Office and computer equipment	3-10	37,989	39,656
Software developed for internal use	3-5	10,895	11,048
Curriculum development	5	18,716	18,716
Vehicles	5	978	949
Construction in progress	—	27,514	7,225
		242,086	219,862
Less accumulated depreciation and amortization		(140,761)	(127,923)
		$101,325	$91,939

At June 30, 2013, construction in progress included $23.7 million related to the design and construction of our Lisle, Illinois campus.

8.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2013	September 30, 2012
Accounts payable	$4,960	$8,246
Accrued compensation and benefits	19,181	24,372
Other accrued expenses	7,232	8,247
	$31,373	$40,865

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

9.   Commitments and Contingencies
Operating Leases
We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Two of our campus properties are leased from a related party. In December 2012, we entered into amended lease agreements for certain buildings on our Phoenix, Arizona campus which extended the lease term to December 31, 2022. The minimum lease payments under the amended lease agreements are $0.5 million, $0.7 million, $0.7 million, $0.8 million, $0.8 million, and $4.5 million for the years ending September 30, 2013, 2014, 2015, 2016, 2017 and thereafter, respectively. Such amounts are included in the table below.

Future minimum rental commitments at June 30, 2013 for all non-cancelable operating leases were as follows:

Three months ending September 30, 2013	$7,233
Year ending September 30,
2014	27,618
2015	26,906
2016	25,350
2017	22,253
Thereafter	94,409

$203,769
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
Proprietary Loan Program
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a national chartered bank (original bank). During the six months ended June 30, 2013, the original bank exercised its right to terminate the agreement effective April 30, 2013. The original bank subsequently agreed to an extension through June 29, 2013. During June 2013, we entered into an agreement with a new bank (the bank), which began accepting student loan applications on June 29, 2013. The terms under the agreement are substantially the same as the agreement with the original bank.
Under terms of the proprietary loan program, the bank originates loans for our students who meet our specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.
The bank provides these services in exchange for a fee at a percentage of the principal balance of each loan and related fees. Under the terms of the related agreement, we transfer funds for loan purchases to a deposit account with the bank in advance of the bank funding the loan which secures our related loan purchase obligation. Such funds will be classified as restricted cash in our condensed consolidated balance sheet when the bank begins funding loans. We have a $1.0 million deposit with the original bank to secure our remaining loan purchase obligation, which is classified as restricted cash in our condensed consolidated balance sheet at June 30, 2013.
In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.4 million and $1.5 million during the three months and nine months ended June 30, 2013, respectively, and $0.3 million and $1.1 million during the three months and nine months ended June 30, 2012, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Nine Months Ended June 30,		Inception
	2013	2012	2013	2012	to date
Tuition and interest income excluded	$5,236	$4,546	$18,068	$12,204	$64,950
Amounts collected and recognized	(601)	(409)	(1,619)	(1,139)	(4,364)
Amounts written off	(1,646)	(861)	(4,102)	(5,559)	(18,802)
Net amount excluded during the period	$2,989	$3,276	$12,347	$5,506	$41,784

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

At June 30, 2013, we had committed to provide loans to our students for approximately $70.9 million.
The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not reflected in our condensed consolidated balance sheets:

	Nine Months Ended June 30,
	2013	2012
Balance at beginning of period	$42,880	$26,863
Loans extended	15,930	14,396
Interest accrued	2,686	2,103
Amounts collected and recognized	(1,619)	(1,139)
Amounts written off	(4,102)	(5,559)
Balance at end of period	$55,775	$36,664

Licensing Agreements

In July 2013, we entered into a training and materials agreement that gives us the right to use certain materials and trademarks in development of our courses. Under the terms of the agreement, we are required to pay a flat fee per student for each related program a student completes. There is an immaterial minimum annual fee required to be paid upon commencement of the program and annually thereafter. The agreement terminates upon the written notice of either party providing not less than 90 days notification of intent to terminate. We anticipate we will teach the first course under this agreement in early calendar year 2014.

10.  Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 21, 2012; March 29, 2013 and June 28, 2013 we paid cash dividends of $0.10 per share to common stockholders of record as of December 7, 2012; March 15, 2013 and June 21, 2013 respectively. The aggregate payment was approximately $7.4 million.
Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the three months ended June 30, 2013, we purchased an immaterial number of shares. During the nine months ended June 30, 2013, we purchased 556,900 shares at an average price per share of $9.61 and a total cost of approximately $5.4 million. At June 30, 2013, we have purchased 700,500 shares at an average price per share of $10.27 and a total cost of approximately $7.2 million under this program.

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
Summary information by reportable segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenues
Postsecondary education	$88,982	$97,170	$278,145	$305,111
Other	1,972	2,431	6,325	7,157
Consolidated	$90,954	$99,601	$284,470	$312,268
Income (loss) from operations
Postsecondary education	$852	$2,090	$6,175	$13,501
Other	(394)	(572)	(1,650)	(1,641)
Consolidated	$458	$1,518	$4,525	$11,860
Depreciation and amortization
Postsecondary education	$5,482	$5,698	$16,644	$17,738
Other	86	90	273	326
Consolidated	$5,568	$5,788	$16,917	$18,064
Net income (loss)
Postsecondary education	$511	$1,337	$3,869	$8,351
Other	(215)	(324)	(931)	(927)
Consolidated	$296	$1,013	$2,938	$7,424

			June 30, 2013	September 30, 2012
Goodwill
Postsecondary education			$20,579	$20,579
Other			—	—
Consolidated			$20,579	$20,579
Total assets
Postsecondary education			$253,000	$260,497
Other			6,671	7,661
Consolidated			$259,671	$268,158
12.   Government Regulation and Financial Aid
On March 19, 2013, the U.S. District Court for the District of Columbia denied a motion from the Department of Education (ED) for the court to amend its earlier judgment to vacate certain rules related to gainful employment. The court upheld the decision to vacate those requirements. In April 2013, ED announced three public hearings to solicit comment on proposals to amend the regulation governing the Federal Student Aid programs authorized under Title IV of the Higher Education Act of 1965. A fourth hearing took place in June. Topics considered for action included cash management of funds provided under the Title IV programs, clock-to-credit hour conversion, gainful employment and the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program.

On June 12, 2013, ED published a notice announcing its intent to establish a negotiated rulemaking committee to prepare proposed regulations to establish standards for programs that prepare students for gainful employment in a recognized occupation. Negotiation sessions are scheduled for September and October 2013. ED also noted its expectation to establish a negotiated rulemaking committee or committees to consider some or all of the additional rulemaking issues discussed during the earlier hearings in the coming months.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2012 Annual Report on Form 10-K filed with the SEC on November 28, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2012 Annual Report on Form 10-K and included in Part II, Item 1A of this report. See also "Special Note Regarding Forward-Looking Statements" on page ii of this report.
2013 Overview
Operations
Lower student population levels as we began 2013, combined with lower new student starts during the period, resulted in declines of 9.8% and 10.1% in our average undergraduate full-time student enrollment to approximately 13,800 and 15,100 students, respectively, for the three months and nine months ended June 30, 2013, respectively. We started approximately 2,500 and 8,100 students during the three months and nine months ended June 30, 2013, respectively, which represent decreases of 7.4% and 13.8%, respectively, as compared to the prior year comparable periods. The decrease in starts was partially due to a decrease in student applications in previous quarters, as well as a decline in the percentage of students who started school after applying.
Several factors continue to challenge our ability to start new students including the following:

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
The decline in our average undergraduate full-time student enrollment resulted in a decline in revenues, operating income and net income for the three months and nine months ended June 30, 2013. The declines in results of operations were partially offset by decreases in compensation and benefits expenses as well as advertising expense.
Our revenues for the three months and nine months ended June 30, 2013 were $91.0 million and $284.5 million, respectively, decreases of $8.6 million, or 8.7%, and $27.8 million, or 8.9%, respectively, from the prior year. Our net income for the three months and nine months ended June 30, 2013 was $0.3 million and $2.9 million, respectively, decreases of $0.7 million and $4.5 million, respectively, from the prior year. Additionally, our revenues for the three months and nine months ended June 30, 2013 excluded $4.4 million and $15.4 million, respectively, of tuition related to students participating in our proprietary loan program.
Balancing the impact of our lower student populations and our highly fixed cost structure with our commitment to invest in our future has resulted in lower operating margins for the three months and nine months ended June 30, 2013 as compared to the prior year comparable periods.
In response to these challenges, we continue to manage discretionary operating costs, adjust our staffing levels, pursue initiatives that may improve class density, develop our strong industry relationships and provide alternative solutions to help students achieve their educational goals. Additionally, we have implemented programs to improve the effectiveness of our student recruitment and admissions processes. We have also increased the amount of scholarships granted to our students in an effort to improve the percentage of students who start school after applying. Inquiries and applications during the third quarter of 2013 increased significantly from the prior year comparable period. However, it can take several months for increases in inquiries and applications to impact revenues.

Proprietary Loan Program
The bank which previously originated loans for our proprietary loan program (original bank) exercised its right to terminate the agreement effective April 30, 2013. The original bank subsequently agreed to an extension through June 29, 2013. During June 2013, we entered into an agreement with a new bank, which began accepting student loan applications on June 29, 2013. The terms under the agreement with the new bank are substantially the same as the agreement with the original bank.

Industry Relationships

In July 2013, we entered into a training and materials agreement with General Motors Co. (GM) to develop a 12-week elective training program for our undergraduate students. The agreement gives us the right to use certain materials and trademarks in development of our courses. Under the terms of the agreement, we are required to pay a flat fee per student for each related program a student completes. There is an immaterial minimum annual fee required to be paid upon commencement of the program and annually thereafter. The agreement terminates upon the written notice of either party providing not less than 90 days notification of intent to terminate. The program will first be available at our Avondale, Arizona campus and we anticipate we will teach the first course under this agreement in early calendar year 2014.

    Our relationships with industry original equipment manufacturers (OEMs) are critical to our success. Participating OEMs typically assist us in the development of course content and curricula while providing us with vehicles, equipment, specialty tools and parts at reduced prices or at no charge. This collaboration enables us to provide highly specialized education to our students, including the opportunity for our students to work on a variety of Chevrolet, Buick, GMC, Cadillac and other GM vehicles and to earn GM-specific credentials. Our graduates will benefit from enhanced employment opportunities and the potential for higher wages.

Automotive Technology and Diesel Technology II Integration
We began offering our Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona campus in 2012. As we evaluate the lessons and potential efficiencies of the curricula, we will continue to integrate the curricula at our other campuses starting in calendar year 2014. We expect to make additional capital investments and incur higher than usual operating expenses as we integrate the curricula at our remaining automotive campuses. We anticipate incurring an additional $0.3 million to $0.4 million in operating expenses during the three months ending September 30, 2013.

Graduate Employment
Our consolidated graduate employment rate for our 2012 graduates during the nine months ended June 30, 2013 is slightly above the rate at the same time in the prior year and has improved for all of our programs.

Regulatory Environment
Accreditation
In March 2013, we received formal notification from the Accrediting Commission of Career Schools and Colleges (ACCSC) confirming the continuing accreditation through July 2017 for our Norwood, Massachusetts campus. In June 2013, we received formal notification from the ACCSC confirming the continuing accreditation through December 2017 for our Sacramento, California campus.
U.S. Department of Education (ED) Negotiated Rulemaking

On March 19, 2013, the U.S. District Court for the District of Columbia denied a motion from ED for the court to amend its earlier judgment to vacate certain rules related to gainful employment. The court upheld the decision to vacate those requirements. In April 2013, ED announced three public hearings to solicit comment on proposals to amend the regulation governing the Federal Student Aid programs authorized under Title IV of the Higher Education Act of 1965. A fourth hearing took place in June. Topics considered for action included cash management of funds provided under the Title IV programs, clock-to-credit hour conversion, gainful employment and the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program.
On June 12, 2013, ED published a notice announcing its intent to establish a negotiated rulemaking committee to prepare proposed regulations to establish standards for programs that prepare students for gainful employment in a recognized occupation. Negotiation sessions are scheduled for September and October 2013. ED also noted its expectation to establish a negotiated rulemaking committee or committees to consider some or all of the additional rulemaking issues discussed during the earlier hearings in the coming months. We will continue to monitor the progress of this rulemaking for any impact on our business.

2013 Outlook

While we expect new student starts to be up in the fourth quarter of 2013, we anticipate full year new student starts for 2013 to be down by mid single digits compared to the prior year, resulting in a lower average student population for the year. These lower levels of enrollment will most likely result in a high single digit decline in revenue in 2013. While we expect significantly lower expenses in 2013, we still believe we will record an overall decline in operating margin and net income compared to 2012. Due to the timing and number of student start dates in each of the next two quarters, we expect meaningful new student start growth during the fourth quarter and relatively flat year over year start growth in the first quarter of fiscal 2014 leading to positive start growth over the next six months. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	54.0%	52.9%	52.5%	50.5%
Selling, general and administrative	45.5%	45.6%	45.9%	45.7%
Total operating expenses	99.5%	98.5%	98.4%	96.2%
Income from operations	0.5%	1.5%	1.6%	3.8%
Interest income, net	0.1%	0.1%	0.1%	0.1%
Other income	0.1%	—%	0.1%	0.1%
Total other income	0.2%	0.1%	0.2%	0.2%
Income before income taxes	0.7%	1.6%	1.8%	4.0%
Income tax expense	0.4%	0.6%	0.8%	1.6%
Net income	0.3%	1.0%	1.0%	2.4%

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months and nine months ended June 30, 2013 were $6.4 million and $22.7 million, respectively, as compared to $7.6 million and $31.0 million for the three months and nine months ended June 30, 2012, respectively.

EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income determined in financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net income as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$296	$1,013	$2,938	$7,424
Interest income, net	(61)	(63)	(180)	(213)
Income tax expense	320	574	2,228	5,021
Depreciation and amortization	5,858	6,043	17,752	18,810
EBITDA	$6,413	$7,567	$22,738	$31,042
Return on equity for the trailing four quarters ended June 30, 2013 was 3.2% compared to 6.2% for the trailing four quarters ended September 30, 2012. Return on equity is calculated as the sum of net income for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters.
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 and Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012
Revenues. Our revenues for the three months ended June 30, 2013 were $91.0 million, a decrease of $8.6 million, or 8.7%, as compared to revenues of $99.6 million for the three months ended June 30, 2012. The 9.8% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $10.2 million. The decrease was offset by tuition rate increases between 2% and 4%, depending on the program. Our revenues for the three months ended June 30, 2013 and 2012 excluded $4.4 million and $3.8 million, respectively, of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we recognize the related revenues as payments are received from the students participating in this program. We recognized $0.6 million and $0.4 million of revenues and interest under the program during the three months ended June 30, 2013 and 2012, respectively.
Our revenues for the nine months ended June 30, 2013 were $284.5 million, a decrease of $27.8 million, or 8.9%, as compared to revenues of $312.3 million for the nine months ended June 30, 2012. The 10.1% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $31.1 million. The decrease was offset by tuition rate increases between 2% and 4%, depending on the program. Our revenues for the nine months ended June 30, 2013 and 2012 excluded $15.4 million and $10.1 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $1.6 million and $1.1 million of revenues and interest under the program during the nine months ended June 30, 2013 and 2012, respectively.
Over the past year, we have increased the amount of scholarships granted to our students in an effort to improve the percentage of students who start school after applying. Because scholarships are recognized ratably over the term of the student’s course or program in accordance with our revenue recognition policy, the increase in scholarships granted has not had a significant impact to our revenues for the three months or nine months ended June 30, 2013.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and nine months ended June 30, 2013 were $49.1 million and $149.3 million, respectively. This represents decreases of $3.5 million and $8.5 million, as compared to $52.6 million and $157.8 million, respectively, for the three months and nine months ended June 30, 2012, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Salaries expense	$21,576	$23,402	$64,728	$68,851
Employee benefits and tax	4,405	4,492	13,012	13,791
Bonus expense	125	484	786	2,159
Stock-based compensation	177	263	441	815
Compensation and related costs	26,283	28,641	78,967	85,616
Occupancy costs	9,207	9,111	27,653	27,387
Other educational services and facilities expense	5,049	5,291	15,447	15,563
Depreciation and amortization expense	4,699	4,689	14,091	14,346
Tools and training aids expense	1,826	2,380	6,500	7,448
Supplies and maintenance	2,076	2,509	6,630	7,415
	$49,140	$52,621	$149,288	$157,775
Compensation and related costs decreased $2.3 million and $6.6 million during the three months and nine months ended June 30, 2013, respectively, as compared to the same periods in the prior year. The decreases were primarily attributable to the reduction in workforce undertaken in September 2012. Additionally, bonus expense decreased primarily due to operating results lower than bonus payout thresholds during the current year as well as a reduction in the bonus plan payout levels for 2013. We anticipate our compensation and related costs will decrease for the year ending September 30, 2013 as compared to the year ended September 30, 2012.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and nine months ended June 30, 2013 were $41.4 million and $130.7 million, respectively. This represents decreases of $4.1 million and $11.9 million, as compared to $45.5 million and $142.6 million, respectively, for the three months and nine months ended June 30, 2012, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Salaries expense	$17,381	$18,019	$53,815	$54,696
Employee benefits and tax	3,816	3,828	11,845	12,436
Bonus expense	304	1,213	2,178	5,217
Stock-based compensation	1,254	1,344	3,995	4,573
Compensation and related costs	22,755	24,404	71,833	76,922
Advertising expense	9,065	10,070	28,158	32,231
Other selling, general and administrative expenses	5,660	6,126	17,966	18,718
Contract services expense	1,028	1,360	3,946	4,003
Depreciation and amortization expense	1,159	1,354	3,661	4,464
Bad debt expense	1,059	1,302	3,679	4,446
Legal services expense	630	846	1,414	1,849
	$41,356	$45,462	$130,657	$142,633
Compensation and related costs decreased $1.6 million and $5.1 million during the three months and nine months ended June 30, 2013, respectively, as compared to the same periods in the prior year. The decrease was primarily attributable to lower bonus expense, as a result of operating results lower than bonus payout thresholds during the current year and a reduction in the bonus plan payout levels for 2013. We anticipate our compensation and related costs will decrease for the year ending September 30, 2013 as compared to the year ended September 30, 2012.

Advertising expense decreased $1.0 million and $4.0 million for the three months and nine months ended June 30, 2013, respectively, as compared to the same periods in the prior year. The decrease was primarily due to accelerated spending in the same periods in the prior year. We continue to execute on our plan to optimize marketing to generate higher quality inquiries from potential students while controlling our costs.
Income taxes. Our provision for income taxes for the three months and nine months ended June 30, 2013 was $0.3 million, or 51.9% of pre-tax income, and $2.2 million, or 43.1% of pre-tax income, respectively. Our provision for income taxes for the three months and nine months ended June 30, 2012 was $0.6 million, or 36.2% of pre-tax income, and $5.0 million, or 40.3% of pre-tax net income, respectively. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.
Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2013 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current projections. Therefore, for the three months and nine months ended June 30, 2013, we calculated income taxes for each of the discrete periods using the actual year-to-date results.
Liquidity and Capital Resources
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations through the next 12 months.
We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions, expansion of programs at existing campuses and other potential uses of cash. In December 2012 and March and June 2013, we paid cash dividends of $0.10 per share on the common stock of the Company. Additionally, we repurchased approximately $5.4 million of our outstanding common stock during the nine months ended June 30, 2013. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $73.3 million at June 30, 2013.
Our principal source of liquidity is operating cash flows. A majority of our revenues is derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received within 30 days of the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. We have a proprietary loan program in which we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.
Operating Activities
Our net cash provided by operating activities was $5.4 million for the nine months ended June 30, 2013 compared to cash provided by operating activities of $9.2 million for the nine months ended June 30, 2012. For the nine months ended June 30, 2013, changes in our operating assets and liabilities resulted in cash outflows of $21.1 million and were primarily attributable to changes in deferred revenue, accounts payable and accrued expenses and prepaid expenses and other current assets. The decrease in deferred revenue resulted in a cash outflow of $14.5 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at June 30, 2013 compared to September 30, 2012. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $7.8 million and was primarily due to the payment of our 2012 annual bonus as well as the timing of our payroll cycle. The decrease in prepaid expenses and other current assets resulted in a net cash inflow of $1.7 million and was primarily as a result of the reimbursement of certain construction expenses related to the relocation of our Glendale Heights, Illinois campus to, and the design and construction of, a new campus in Lisle, Illinois.
For the nine months ended June 30, 2012, the changes in our operating assets and liabilities resulted in cash outflows of $21.0 million and were primarily attributable to changes in deferred revenue, receivables and accounts payable and accrued expenses. The decrease in deferred revenue resulted in a cash outflow of $16.9 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at June 30, 2012 compared to September 30, 2011. The increase in receivables resulted in a cash outflow of $6.6 million and was related to the timing of Title IV disbursements and other cash receipts on behalf of our students. The increase in accounts payable and accrued expenses resulted in a cash inflow of $2.6 million. During the nine months ended June 30, 2012, we returned approximately $1.8 million of the total $4.3 million obligation recorded related to the clarification from the non Title IV funding agency discussed in our 2012 Annual Report on Form 10-K. Additionally, accounts payable and accrued expenses were impacted by the timing of our payroll cycle.
Investing Activities
During the nine months ended June 30, 2013, cash used in investing activities was $14.6 million. We had cash outflows of $60.1 million to purchase investments and cash inflows of $51.1 million from proceeds received upon maturity of investments. We had cash outflows of $6.6 million related to the purchase of new and replacement training equipment for our ongoing operations. Additionally, we had a cash inflow of $1.0 million related to the release of restricted cash from the bank that previously originated loans under our proprietary loan program.
During the nine months ended June 30, 2012, cash provided by investing activities was $2.1 million. We had cash outflows of $49.3 million to purchase investments and cash inflows of $58.3 million from proceeds received upon maturity of investments. We had cash outflows of $7.0 million related to the purchase of new and replacement training equipment for our ongoing operations.
Financing Activities
During the nine months ended June 30, 2013, cash used in financing activities was $12.5 million and was primarily attributable to the payment of cash dividends on December 21, 2012; March 29, 2013 and June 28, 2013 of $0.10 per share totaling approximately $7.4 million in combination with the repurchase of approximately $5.4 million of treasury stock.
During the nine months ended June 30, 2012, cash used in financing activities was $6.4 million and was primarily attributable to the payment of cash dividends on March 30 and June 29, 2012 of $0.10 per share totaling $4.9 million in combination with the repurchase of approximately $1.6 million of treasury stock.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2012 Annual Report on Form 10-K, filed with the SEC on November 28, 2012. During the nine months ended June 30, 2013, there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements
Recent accounting pronouncements are disclosed in our 2012 Annual Report on Form 10-K, filed with the SEC on November 28, 2012. During the nine months ended June 30, 2013, there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, including the information contained in Part I, Item 2, you should carefully consider the factors discussed in Part I, Item IA of our 2012 Annual Report on Form 10-K filed with the SEC on November 28, 2012, which could materially affect our business, financial condition or operating results. The risks described in this report and in our 2012 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands) (1)
April 2013	—	—	—	$17,814
May 2013	800	$10.49	800	$17,806
June 2013	—	—	—	$17,806
Total	800		800	$17,806

(1)	On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions.

Item 6. EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Income Statements; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated:	July 26, 2013	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)