Form 10-K
period 2013-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2013-12-04
CIK 1261654

______________________________________________________________________________________________________
______________________________________________________________________________________________________
U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 _____________________________________________
Form 10-K
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013

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
Yes ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At November 22, 2013, 24,643,520 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the Company's most recently completed second fiscal quarter (March 31, 2013) was approximately $327,361,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This 2013 Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments, or agency interpretations of such regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

PART I
ITEM 1. BUSINESS
Overview
We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time enrollment and graduates. We offer undergraduate degree and diploma programs at 11 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (UTI/NASCAR Tech). We also offer manufacturer specific advanced training programs, including student paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 48 years.
For the year ended September 30, 2013, our average undergraduate full-time student enrollment was approximately 15,000.
Business Model
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
We are a primary, and often the sole, provider of manufacturer specific advanced training (MSAT) programs, and we have relationships with over 25 OEMs, including the following OEMs and their associated brands:

American Honda Motor Co., Inc.	Mercury Marine, a division of Brunswick
BMW of North America, LLC	Corp.
BMW Motorrad of North America, LLC	Navistar International Corp.
Bombardier Produits Recreatifs (BRP) Inc.	Nissan North America, Inc.
Cummins Rocky Mountain, a subsidiary of	Peterbilt Motors Company
Cummins, Inc.	Porsche Cars of North America, Inc.
Daimler Trucks N.A.	Suzuki Motor of America, Inc.
Ford Motor Co.	Toyota Motor Sales, U.S.A., Inc.
General Motors Co.	Volvo Cars of North America, LLC
Harley-Davidson Motor Co.	Volvo Penta of the Americas, Inc.
Kawasaki Motors Corp., U.S.A.	Yamaha Motor Corp., USA
Mercedes-Benz USA, LLC

Participating manufacturers typically assist us in the development of course content and curricula, while providing us with vehicles, equipment, specialty tools and parts at reduced prices or at no charge. In some instances they pay for students’ tuition. Our collaboration with OEMs enables us to provide highly specialized education to our students, resulting in enhanced employment opportunities and the potential for higher wages for our graduates.
Our industry partners and their dealers benefit from a supply of technicians who are certified or credentialed by the manufacturer as graduates of the MSAT programs. The MSAT programs offer a cost-effective alternative for sourcing and developing technicians for both OEMs and their dealers. These relationships also support the development of incremental revenue opportunities from training the OEMs’ existing employees.
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
Business Strategy
Our goal is to continue to be the leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians and the leading supplier of entry-level skilled technicians for the industries we serve. We intend to pursue the following business strategies to attain this goal:
    Strengthen industry relationships
Our relationships with leading OEMs are important to our business. We strive to understand the workforce needs of our existing OEM partners to provide the quantity and quality of technicians when and where they are needed. We have a dedicated account management team at our corporate level focused on managing those relationships and developing new ones. We deliver value to these OEMs by functioning as an efficient hiring source and low cost training option. These relationships give us direct input on the latest needs and requirements of employers, which not only guides our prospective student recruitment, but also strengthens our curricula and our students’ opportunities for employment and earnings potential after graduation.

Recruit, train and identify employment opportunities for more students
Our student recruitment efforts are focused on three primary markets for prospective students and are conducted through three admissions channels:
High School: Field-based representatives develop and maintain relationships with high school guidance counselors and vocational instructors as well as students and parents.
Adult: Campus-based representatives serve adult career-seeking or career changing students.
Military: Our military representatives are strategically located throughout the country and focus on building relationships within military installations.
Our marketing strategies are designed to align student inquiry generation with specific student segments and their corresponding recruiting channels. These inquiries are generated and our brand strengthened with a national multi-media marketing strategy to reach prospective students.
We continue to optimize our national and local marketing initiatives with the goals of cost-effectively generating more inquiries from adult students with a high propensity to attend UTI and targeting certain demographics we have not fully penetrated.
Additionally, we are developing and improving processes and tools to support our national network of admissions representatives in responding to adult inquiries, building relationships with more high schools and military representatives, effectively demonstrating the value of a UTI education to potential students and keeping students engaged as they apply for, enroll and start school.
We regularly evaluate, update and expand our core and MSAT courses to align our training programs with current industry requirements. We constantly evaluate program offerings, schedules and locations that are most appealing to students and aligned with employer expectations. We provide relevant services to assist students with tuition financing options, educational and career counseling, opportunities for part-time work and housing assistance and, ultimately, graduate employment. Our national employment services team develops job opportunities and outreach, while our local employment services teams instruct active students on employment search and interviewing skills, facilitate employer visits to campuses, provide access to reference materials and assist with the composition of resumes.

Improve educational value proposition and affordability
Educational value
Our strategy is to provide students with an excellent return on their educational investment by offering training that is not available through other providers, is tailored to industry standards and requirements, improves students’ opportunities to find employment and maximize their earnings potential in a secure, growing industry.
Our Automotive and Diesel Technology II curricula is designed around manufacturers’ needs and fulfills student demand for hands-on, instructor led training combined with flexible, web-based learning. We intend to continue integrating the new curricula and methodologies at existing campuses that offer Automotive and Diesel Technology programs.
We actively engage transportation industry partners in defining our core curriculum and improving and expanding manufacturer specific advanced training courses. These unique course offerings make our students more employable by giving them training that is consistent with industry needs and rapidly changing technology, and allows us to better meet the industry’s demand for trained technicians.
Affordability
Increased price sensitivity and aversion to debt continue to negatively impact prospective students’ willingness and ability to fund an education. We are focused on making our training more affordable and accessible through financing options, proprietary loans, scholarships based on need and merit as well as financing tools and guidance for students.
Additionally, we regularly review and revise key business processes, with the goals of eliminating costs and waste, driving efficiency and allowing us to continue to improve value and affordability for our students. Our goal is to align costs with student populations, without compromising the quality of our education.
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
Schools and Programs
Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (UTI/NASCAR Tech). The majority of our undergraduate programs are designed to be completed in 45 to 102 weeks and culminate in an associate of occupational studies degree or diploma, depending on the program and campus. Tuition ranges from approximately $21,100 to $54,200 per program, depending on the nature and length of the program. Our campuses are accredited and our undergraduate programs are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (HEA), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED).

Our undergraduate schools and programs are summarized in the following table:

		Date
		Training
Location	Brand	Commenced	Principal Programs
Arizona (Avondale)	UTI	1965	Automotive; Diesel & Industrial
Arizona (Phoenix)	MMI	1973	Motorcycle
California (Rancho Cucamonga)	UTI	1998	Automotive; Diesel & Industrial
California (Sacramento)	UTI	2005	Automotive; Diesel & Industrial; Collision Repair and Refinishing
Florida (Orlando)	UTI/MMI	1986	Automotive; Motorcycle; Marine
Illinois (Lisle)[1]	UTI	1988	Automotive; Diesel & Industrial
Massachusetts (Norwood)	UTI	2005	Automotive; Diesel & Industrial
North Carolina (Mooresville)	UTI/NASCAR Tech	2002	Automotive; Automotive with NASCAR
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel & Industrial
Texas (Dallas/Ft. Worth)	UTI	2010	Automotive; Diesel & Industrial
Texas (Houston)	UTI	1983	Automotive; Diesel & Industrial; Collision Repair and Refinishing

1We relocated from our Glendale Heights, Illinois campus and began teaching programs at our Lisle, Illinois campus effective November 11, 2013.
Universal Technical Institute (UTI)
UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are accredited by the National Automotive Technicians Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE). In order to apply for NATEF accreditation, a school must meet the NATEF curriculum requirements and also must have graduated its first class. We offer the following programs under the UTI brand:

•
Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. The program ranges from 51 to 75 weeks in duration, and tuition ranges from approximately $30,200 to $45,650. Graduates of this program are qualified to work as entry-level service technicians in automotive dealer service departments or automotive repair facilities.

•
Diesel & Industrial Technology. Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. The program is 45 to 60 weeks in duration and tuition ranges from approximately $28,100 to $35,500. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•
Automotive/Diesel Technology. Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. The program ranges from 75 to 90 weeks in duration and tuition ranges from approximately $40,900 to $49,350. Graduates of this program typically can work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships. Beginning in April 2012, we discontinued enrollment in our legacy Automotive/Diesel Technology program, which was only available at our Avondale, Arizona; Houston, Texas and Glendale Heights, Illinois campuses. New students may enroll in our existing Automotive Technology or Automotive/Diesel & Industrial Technology programs at those campuses. Additionally, students who wish to complete a combined automotive and diesel program may enroll in our Automotive Technology and Diesel Technology II program, which is currently offered at our Avondale, Arizona and Dallas/Ft. Worth, Texas campuses. In calendar year 2014, we intend to integrate the Automotive Technology and Diesel Technology II curricula at our Sacramento, California campus and will continue to integrate the curricula at our other automotive campuses in future years.

•
Automotive/Diesel & Industrial Technology. Established in 1970, the Automotive/Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 99 weeks in duration and tuition ranges from approximately $38,400 to $54,200. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•
Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program is designed to teach students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program is 51 weeks in duration and tuition ranges from approximately $30,350 to $32,900. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•
Motorcycle. Established in 1973, the MMI motorcycle program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 48 to 102 weeks in duration and tuition ranges from approximately $21,100 to $44,500. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by six major motorcycle manufacturers. We have agreements relating to motorcycle elective programs with American Honda Motor Co., Inc.; BMW Motorrad of North America, LLC; Harley-Davidson Motor Co.; Kawasaki Motors Corp., U.S.A.; Suzuki Motor of America, Inc. and Yamaha Motor Corp., USA. We have agreements for dealer training with American Honda Motor Co., Inc. and Harley-Davidson Motor Co. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting with our course development, providing equipment and product donations, and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

•
Marine. Established in 1991, the MMI marine program is designed to teach students how to diagnose, service and repair boats. The program is 51 weeks in duration and tuition is approximately $26,650. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers and we have agreements relating to marine elective programs with American Honda Motor Co., Inc.; Mercury Marine, a division of Brunswick Corp.; Suzuki Motor of America, Inc.; Volvo Penta of the Americas, Inc. and Yamaha Motor Corp., USA. We have agreements for dealer training with American Honda Motor Co. Inc. and Mercury Marine, a division of Brunswick Corp. These marine manufacturers support us through their endorsement of our curricula content, assisting with course development, equipment and product donations, and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

NASCAR Technical Institute (UTI/NASCAR Tech)
Established in 2002, UTI/NASCAR Tech offers the same type of automotive training as other UTI locations, along with additional NASCAR-specific elective courses. In the NASCAR-specific elective courses, students have the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities. The programs range from 48 to 78 weeks in duration and tuition ranges from $31,350 to $44,900. Graduates of the Automotive Technology program and the Automotive Technology with NASCAR (the NASCAR program) at UTI/NASCAR Tech are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. Graduates from the NASCAR program have additional opportunities to work in racing-related industries. In 2012 and 2011, approximately 15% and 21%, respectively, of the graduates from the NASCAR program have found employment opportunities to work in racing-related industries. Additionally, approximately 68% and 66%, respectively, of the 2012 and 2011 graduates from all programs at UTI/NASCAR Tech are working in the automotive service sector. See "Business - Graduate Employment" included elsewhere in this Report on Form 10-K for further information on our employment rates.

Manufacturer Specific Advanced Training (MSAT) Programs
We offer advanced training programs in the form of student-paid MSAT courses which may be added to a student’s core Automotive, Diesel or Motorcycle undergraduate program, and in the form of manufacturer-paid post-graduate MSAT programs.

The student-paid MSATs are offered at our campus locations and are supported by Title IV funding. Additionally, qualifying student graduates have the opportunity to apply for enrollment in one of our manufacturer-paid MSAT programs. The manufacturer-paid MSATs are paid for by the manufacturer and/or its dealers in return for a commitment by the student to work for a dealer of that manufacturer for a certain period of time upon completion of the program. For both types of programs, the manufacturer typically assists us in the development of course content and curricula, while providing us with vehicles, equipment, specialty tools and parts at reduced prices or at no charge. This specialized training enhances the student’s skills with a particular manufacturer’s technology resulting in enhanced employment opportunities and potential for higher wages for our graduates.

Student-Paid MSATs

Pursuant to written agreements, we offer the following student-paid MSAT programs for the following OEMs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

•	American Honda Motor Company, Inc. We provide the Honda PACT Program at our Lisle, Illinois campus.

•	BMW of North America, LLC. We provide BMW’s FastTrack Program at the BMW training center in Ontario, California, and at our Avondale, Arizona and Orlando, Florida campuses.

•	Cummins Rocky Mountain, a subsidiary of Cummins, Inc. We provide the Cummins Qualified Technician Program at our Avondale, Arizona; Exton, Pennsylvania and Houston, Texas campuses.

•	Daimler Trucks N.A. We provide the Daimler Trucks Finish First Program at our Avondale, Arizona campus.

•	Ford Motor Co. We provide the Ford Accelerated Credential Training Program at all UTI campuses except our Dallas/Ft. Worth, Texas campus.

•	Mercedes-Benz USA, LLC. We provide the Mercedes-Benz ELITE START Program at our Houston, Texas; Norwood, Massachusetts and Rancho Cucamonga, California campuses.

•	Navistar International Corp. We provide the International Technician Education Program at our Lisle, Illinois campus.

•
Nissan North America, Inc. We provide the Nissan Automotive Technician Training Program at our Houston, Texas; Mooresville, North Carolina; Sacramento, California; Orlando, Florida and Norwood, Massachusetts campuses.

•	Toyota Motor Sales, U.S.A., Inc. We provide the Toyota Professional Automotive Technician Program at our Lisle, Illinois; Exton, Pennsylvania and Sacramento, California campuses.
Manufacturer-Paid MSATs
Our manufacturer-paid MSATs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive or diesel program may apply to be selected for these programs. The programs range from 11 to 24 weeks in duration. Pursuant to written agreements, we offer the following manufacturer-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

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

•
Mercedes-Benz USA, LLC. We provide the Mercedes-Benz ELITE ADVANCED Program at the MBUSA training center in Jacksonville, Florida. This agreement expires on December 31, 2014 and may be terminated without cause by either party.

•
Navistar International Corp. We provide the International Truck Education Program at our Lisle, Illinois, Exton, Pennsylvania, and Sacramento, California campuses. This agreement expires on December 31, 2014 and may be terminated without cause by either party.

•
Peterbilt Motors Company. We provide the Peterbilt Technician Institute program at our Dallas/Ft. Worth, Texas campus. This agreement expires on April 30, 2014 and may be terminated without cause by either party.

•
Porsche Cars of North America, Inc. We provide the Porsche Technician Apprenticeship Program at the Porsche training centers in Atlanta, Georgia and Easton, Pennsylvania. This agreement expires September 30, 2014 and may be renewed by mutual agreement.

•	Volvo Cars of North America, LLC. We provide Volvo’s Service Automotive Factory Education program training at our Avondale, Arizona campus. This agreement expires on December 31, 2013.
Dealer/Industry Training
Technicians in all of the industries we serve are in regular need of training or certification on new technologies. Manufacturers outsource a portion of this training to education providers such as UTI. We currently provide dealer technician training to manufacturers such as: American Honda Motor Co., Inc.; BMW of North America, LLC; Ford Motor Co.; Harley-Davidson Motor Co. and Mercury Marine, a division of Brunswick Corporation.
Industry Relationships
We have a network of industry relationships that provide a wide range of strategic and financial benefits, including product/financial support, licensing and manufacturer training.

•
Product/Financial Support. Product/financial support is an integral component of our business strategy and is present throughout our schools. In these relationships, sponsors provide their products, including equipment and supplies, at reduced or no cost to us, in return for our use of those products in the classroom. Additionally, they may provide financial sponsorship either to us or to our students. Product/financial support is an attractive marketing opportunity for sponsors because our classrooms provide them with early access to the future end-users of their products. As students become familiar with a manufacturer’s products during training, they may be more likely to continue to use the same products upon graduation. Our product support relationships allow us to minimize the equipment and supply costs in each of our classrooms and significantly reduce the capital outlay necessary for operating and equipping our campuses.

An example of a product/financial support relationship is:

◦
Snap-on Tools. We have a strategic agreement with Snap-on Tools, a premier tool provider to the industries we serve. Upon graduation from our undergraduate programs, students receive a Snap-on Tools entry-level tool set having an approximate retail value of $1,000, which can become valuable as a student establishes their career. We purchase these tool sets from Snap-on Tools at a discount from their list price pursuant to a written agreement which expires in April 2017. In the context of this relationship, we have granted Snap-on Tools exclusive access to our campuses to display tool related advertising, and we have agreed to use Snap-on Tools equipment to train our students. We receive credits from Snap-on Tools for student tool kits that we purchase and any additional purchases made by our students. We can then redeem those credits in multiple ways, which historically has been to purchase Snap-on Tools equipment and tools for our campuses at the full retail list price.

•
Licensing. Licensing agreements enable us to establish meaningful relationships with key industry brands. We pay a licensing fee and, in return, receive the right to use a particular industry participant’s name, logo or trademark in our promotional materials and on our campuses. We believe that our current and potential students generally identify favorably with the recognized brand names licensed to us, enhancing our reputation and the effectiveness of our marketing efforts.

An example of a licensing arrangement is:

◦
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

See Note 11 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion of licensing agreements.

•
Manufacturer Training. Manufacturer training relationships provide benefits to us that impact each of our education programs. These relationships support entry-level training tailored to the needs of a specific manufacturer, as well as continuing education and training of experienced technicians. In both the entry-level and continuing education programs, students receive training on a given manufacturer’s products. In return, the manufacturer supplies vehicles, equipment, specialty tools and parts at reduced prices or at no charge and assistance in developing curricula. Students who receive the entry-level training may earn manufacturer certification to work on that manufacturer’s products when they complete the program. The manufacturer certification typically leads to both improved employment opportunities and the potential for higher wages. The continuing education programs for experienced technicians are paid for by the manufacturer and often take place in our facilities, allowing the manufacturer to avoid the costs associated with establishing its own dedicated facility. Manufacturer training relationships lower the capital investment necessary to equip our classrooms and provide us with a significant marketing advantage. In addition, through these relationships, manufacturers are able to increase the pool of skilled technicians available to service and repair their products.

Examples of manufacturer training relationships include:

◦
Mercedes-Benz USA, LLC. This is an example of a student-paid MSAT program. We offer the Mercedes-Benz ELITE START elective program at our Houston, Texas, Norwood, Massachusetts and Rancho Cucamonga, California campuses. The Mercedes-Benz Program uses training and course materials as well as training vehicles and equipment provided by Mercedes-Benz.

◦
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

◦
Porsche Cars of North America, Inc. This is an example of a manufacturer-paid MSAT program. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program at the Porsche training centers in Atlanta, Georgia and Easton, Pennsylvania using vehicles, equipment, specialty tools and curricula provided by Porsche. The written agreement expires September 30, 2014 and may be renewed by mutual agreement.

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
Marketing and Advertising. Our marketing strategies are designed to identify potential students who would benefit from our programs and pursue successful careers upon graduation. We leverage a web-centric inquiry generation platform that focuses on nationally efficient advertising coupled with the internet, where our website acts as the primary hub of our campaigns, to inform and educate potential students on the nature and cost of our educational programs and the employment opportunities that could be available to them. Currently, we advertise on television, radio, multiple internet sites and in magazines, and we use events, social media, direct mail and telemarketing to reach prospective students.

We utilize a student-centered recruiting policy to maximize efficiency of our admissions representatives with a focus on the prospective student. Our admissions representatives are provided with training and tools to assist any prospective student.

•
High Schools. Our field-based representatives recruit prospective students primarily from high schools across the country with assigned territories covering the United States and U.S. territories. Our field-based admissions representatives generate the majority of their inquiries by making career presentations at high schools. Typically, the field-based admissions representatives enroll high school students during an application interview conducted at the homes of prospective students.

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

•
Adult Students. Our campus-based representatives recruit adult career-seeker or career-changer students. These representatives respond to student inquiries generated from national, regional and local advertising and promotional activities. Since adults tend to start our programs throughout the year instead of in the fall as is most typical of traditional school calendars or for recent high school graduates, these students help balance our enrollment throughout the year.

Student Admissions and Retention
We currently employ field, military and campus-based admissions representatives who work directly with prospective students to facilitate the enrollment process. At each campus, student admissions are overseen by an admissions department that reviews each application. Different programs have varying admissions standards. Applicants must provide proof of: high school graduation or its equivalent; certification of high school equivalency (G.E.D.); successful completion of a degree program at the postsecondary level or successful completion of officially recognized home schooling. Students who present a diploma or certificate evidencing completion of home schooling or an online high school program are required to take and pass an entrance exam.
To maximize the likelihood of student retention and graduation, our admissions process is intended to identify students who have the desire and ability to succeed in their chosen program. We have student services professionals and other resources that provide various student services including orientation, tutoring, student housing assistance, and academic, financial, personal and employment advisement. We have established processes to identify students who may be in need of assistance to succeed in and complete their chosen program.

Enrollment
We enroll students throughout the year. For the year ended September 30, 2013, our average undergraduate full-time student enrollment was approximately 15,000, representing a decrease of approximately 9.1% as compared to 16,500 for the year ended September 30, 2012. Currently, our student body is geographically diverse, with approximately 50% of our students having relocated to attend our programs. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results. See Seasonality within Part II, Item 7 of this Report on Form 10-K for further discussion of seasonal fluctuations in revenues and operating results.

Graduate Employment
As described in “Business - Schools and Programs” included elsewhere in this report on Form 10-K, our programs prepare graduates for careers as automotive, diesel, collision repair, motorcycle and marine technicians in industries requiring the training we provide. Identifying employment opportunities and preparing our graduates for these careers is critical to our ability to help our graduates benefit from their education.  Accordingly, we dedicate significant resources to maintaining an effective employment team.  Our campus-based staff facilitates several career development processes, including instruction and coaching for interview skills and professionalism, provides reference materials and assistance with the composition of resumes and assists in part-time and graduate job searches.

We also have a centralized department whose focus is to build relationships with potential national employers and develop graduate job opportunities and, where possible, relocation assistance, tool packages and tuition reimbursement plans with our OEMs and other industry employers. Together, the campuses and centralized department coordinate and host career fairs, interview days and employer visits to our campus locations. We believe that our graduate employment services provide our students with a compelling value proposition and enhance the employment opportunities for our graduates.

Our employment rates for 2012 and 2011 graduates were 85% and 82%, respectively. The employment calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2011 to September 30, 2012 and October 1, 2010 to September 30, 2011, respectively, excluding graduates not available for employment because of continuing education, military service, health, incarceration, death or international student status. We count a graduate as employed based on a verified understanding of the graduate’s job duties to assess and confirm that the graduate’s primary job responsibilities are in his or her field of study. We verify employment by sending written verification requests to both the graduate and the employer. The verifications must include employer name, job duties, job title, hire date and supervisor’s name. Once we receive written verification from either source, the graduate is counted as employed. If we are unable to obtain written verification, we also count graduates as employed if we are able to obtain verbal verification from both the graduate and the employer. We periodically review a sample of employment verifications to ensure accuracy.

For 2012, we had approximately 12,200 total graduates, of which approximately 11,400 were available for employment. Of those graduates available for employment, approximately 9,600 were employed within one year of their graduation date, for a total of 85%. For 2011, we had approximately 13,600 total graduates, of which approximately 12,800 were available for employment. Of those graduates available for employment, approximately 10,500 were employed within one year of their graduation date, for a total of 82%.
Faculty and Employees
Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. A majority of our existing instructors have a minimum of five years experience in the industry and an average of seven years of experience teaching at UTI, ranging from less than 1 year to 34 years. Our average undergraduate student-to-teacher ratio is approximately 22-to-1.
Each school’s support team typically includes a campus president, an education director, an admissions director, a financial aid director, a student services director, an employment services director, a campus controller and a facilities director. As of September 30, 2013, we had approximately 2,150 full-time employees, including approximately 680 student support employees and approximately 740 full-time instructors.

Our employees are not represented by labor unions and are not subject to collective bargaining agreements. We have never experienced a work stoppage, and we believe that we have good relationships with our employees. However, we may encounter employees who desire or maintain union representation at new or existing campuses.
Competition
The for-profit, post-secondary education industry is highly competitive and highly fragmented, with no one provider controlling significant market share. We compete with other institutions that are eligible to receive Title IV funding, including not-for-profit public and private schools, community colleges and all for-profit institutions which offer automotive, diesel, collision repair, motorcycle and marine technician as well as other skilled trades training programs. Our competition differs in each market depending on the curriculum that we offer. Our main competitors for the programs we provide are other for-profit career-oriented and technical schools, including Lincoln Technical Institute, a wholly-owned subsidiary of Lincoln Educational Services Corporation; WyoTech, which is owned by Corinthian Colleges, Inc., and traditional two-year junior and community colleges. Competition is generally based on location, the type of programs offered, the quality of instruction, graduate employment rates, reputation, recruiting and tuition rates. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools.

According to data available through the National Center for Education Statistics (NCES), for the twelve months ended June 30, 2012, we had 12,787 graduates; Lincoln Technical Institute had 5,714 graduates and WyoTech had 4,129 graduates in programs similar to ours. This data also shows that no individual community college had a number of graduates commensurate with ours in similar programs. Further, we partner with over 25 original equipment manufacturers (OEMs) to provide manufacturer specific advanced training. We believe that we have the largest number of OEM branded training programs. These OEMs provide vehicles, equipment, specialty tools and curricula that lead to increased training and employment opportunities for our students, including the potential for brand specific certifications. For additional information regarding the benefits of the relationships with OEMs, see “Business - Business Model” and “Business - Business Strategy” included elsewhere in this report on Form 10-K. We believe that our industry relationships, brand recognition and national presence provide significant benefits to our students and their employers while differentiating us from other technical training schools.

Environmental Matters
We use hazardous materials at our training facilities and campuses, and generate small quantities of regulated waste, including, but not limited to, used oil, antifreeze, transmission fluid, paint, solvents and car batteries. As a result, our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. Certain of our campuses are required to obtain permits for our air emissions. In the event we do not maintain compliance with any of these laws and regulations, or if we are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available on our website, www.uti.edu under the “Investors - Financial Information - SEC Filings” captions, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website. Information contained on our website is not a part of this Report and is not incorporated herein by reference.
In Part III of this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2014 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or about January 7, 2014, our proxy statement for the 2014 Annual Meeting of Stockholders will be filed with the SEC and available on our website at www.uti.edu under the “Investors - Financial Information - SEC Filings” captions.
Information relating to corporate governance at UTI, including our Code of Conduct for all of our employees and our Supplemental Code of Ethics for our Chief Executive Officer and senior financial officers, and information concerning Board Committees, including Committee charters, is available on our website at www.uti.edu under the “Investors - Corporate

Governance” captions. We will provide copies of any of the foregoing information without charge upon written request to Universal Technical Institute, Inc., 16220 North Scottsdale Road, Suite 100, Scottsdale, Arizona 85254, Attention: Investor Relations.

See Note 15 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for for summary segment financial information.

Regulatory Environment

Our institutions participate in a variety of government-sponsored financial aid programs that assist students in paying their cost of education. The largest source of such support is the federal programs of student financial assistance under Title IV of the HEA. This support, commonly referred to as Title IV Programs, is administered by ED. In 2013, we derived approximately 68% of our revenues, on a cash basis as defined by ED, from Title IV Programs.
To participate in Title IV Programs, an institution must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. For these reasons, our institutions are subject to extensive regulatory requirements imposed by all of these entities.

State Authorization
Each of our institutions must be authorized by the applicable state education agency where the institution is located to operate and grant degrees or diplomas to its students. Our institutions are subject to extensive, ongoing regulation by each of these states. Additionally, our institutions are required to be authorized by the applicable state education agencies of certain other states in which our institutions recruit students. Currently, each of our institutions is authorized by the applicable state education agency or agencies.
The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees or diplomas. Some states prescribe standards of financial responsibility that are not consistent with those required by ED and some mandate that institutions post surety bonds. Currently, we have posted surety bonds on behalf of our institutions and admissions representatives with multiple states of approximately $19.2 million. We believe that each of our institutions is in substantial compliance with state education agency requirements. States often change their requirements in response to ED regulations or to implement requirements that may impact institutional and student success, and our institutions must respond quickly to remain in compliance. Also, from time to time, states may transition authority between state agencies and we must comply with the new state agency’s rules, procedures and other documentation requirements. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.
Accreditation
Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Accrediting commissions examine the academic quality of the institution’s instructional programs, and a grant of accreditation is generally viewed as confirmation that the institution’s programs meet generally accepted academic standards and practices. Accrediting commissions also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources necessary to perform its educational mission, implement continuous improvement processes and support student success.

Accreditation by an ED recognized commission is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (ACCSC), a national accrediting commission recognized by ED. Our campuses' five-year grants of accreditation expire as follows:

Campus

Mooresville, North Carolina; NASCAR Technical Institute (UTI/NASCAR Tech)[1]	December 2013
Avondale, Arizona	February 2014
Orlando, Florida	February 2014
Rancho Cucamonga, California	February 2014
Houston, Texas	February 2014
Lisle, Illinois[2]	February 2014
Phoenix, Arizona; Motorcycle Mechanics Institute (MMI)	May 2014
Exton, Pennsylvania	October 2016
Dallas/Ft. Worth, Texas	March 2017
Norwood, Massachusetts	July 2017
Sacramento, California	December 2017

1Our Mooresville, North Carolina campus’ accreditation expired on December 1, 2013. We completed the renewal site visit for accreditation in May 2013. The visiting accreditation team reported that there were no findings of non-compliance and that our application would be considered at the February 2014 meeting. Until that time, the Mooresville, North Carolina campus remains fully accredited.
2We relocated from our Glendale Heights, Illinois campus and began teaching programs at our Lisle, Illinois campus effective November 11, 2013.
We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards. If any one of our institutions lost its accreditation, students attending that institution would no longer be eligible to receive Title IV Program funding and we could be forced to close that institution.
Our 2013 annual report has been completed and submitted to ACCSC. Six of our approximately 185 approved programs did not meet either the graduation rate or the employment rate requirements. ACCSC may require additional reporting regarding these programs or institutions. An institution placed on reporting status is required to report periodically to the accrediting commission on that institution’s performance in the area or areas specified by the commission. We are taking steps to improve the outcomes of these programs. None of our institutions are currently on reporting status.

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
During 2013, based on their individual eligibility under the following Title IV Programs, our students received grants and loans from the William D. Ford Federal Direct Loan (DL) program, the Federal Pell Grant (Pell) program, the Federal Supplemental Educational Opportunity Grant (FSEOG) program and the Federal Perkins Loan (Perkins) program.

Federal Title IV Programs
DL. Under the DL program, ED makes loans to students or their parents. Borrowers repay these loans to ED according to the terms and conditions of the program. Students with financial need continue to qualify for interest subsidies while in school. Non-need-based unsubsidized loans are also available to students or their parents. In 2013, we derived approximately 51% of our revenues, on a cash basis, from the DL program.
Pell. Under the Pell program, ED makes grants to students who demonstrate financial need based on the Free Federal Application for Federal Student Aid (FAFSA). In 2013, we derived approximately 16% of our revenues, on a cash basis, from the Pell program.
FSEOG. FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under this program. In 2013, we derived less than 1% of our revenues, on a cash basis, from the FSEOG program.
Perkins. Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the institution’s revolving account to make loans to additional students. Since the federal award year beginning July 1, 2004, ED has made no new Perkins allocations to schools due to federal appropriations limitations. In 2013, we derived less than 1% of our revenues, on a cash basis, from the Perkins program.
Other Federal and State Programs
Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs (VA) and under the Workforce Investment Act. Additionally, some states provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid vary by funding agency and program.
Our largest source of state financial aid is the Cal Grant program funded by the State of California. Due to institutional eligibility changes as a result of the 2012 California Budget Act, which was enacted on June 27, 2012, institutions are required to maintain a three-year cohort default rate of less than 15.5% to remain eligible for the Cal Grant program, as well as maintain a graduation rate above 30%.  Our Universal Technical Institute of Phoenix institution, which includes our Sacramento, California campus, became ineligible for the Cal Grant program beginning with the 2013-2014 award year, as its 2009 three-year cohort default rate released by ED in October 2012 exceeded 15.5%. Additionally, our Universal Technical Institute of Arizona institution, which includes our Rancho Cucamonga, California campus, will become ineligible to participate beginning with the 2014-2015 award year, as its 2010 three-year cohort default rate released by ED in September 2013 exceeded 15.5%.  An ineligible institution cannot receive Cal Grant funds for any student who enrolls after the institution becomes ineligible. Additional information on our cohort default rates is included under "Federal Student Loan Defaults" below. In 2013, we derived less than 1% of our revenues, on a cash basis, from the Cal Grant program.

Veterans' Benefits. Since October 1, 2011, the Post-9/11 GI Bill has been effective for both degree and non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits at all of our campuses. Additionally, veterans use benefits such as the Montgomery GI Bill, the Reserve Education Assistance Program (REAP) and VA Vocational Rehabilitation at our campuses. In 2013, we derived approximately 18% of our revenues, on a cash basis, from veterans' benefits programs, as compared to approximately 9% in 2012.
The VA imposes a limit of 85% on the percentage of students per program receiving benefits under certain veterans' benefits programs, unless the program qualifies for certain exemptions or waivers. If waivers are granted, the VA instead imposes a limit of 35% on the percentage of students per campus receiving benefits under certain veterans' benefits programs. We received a waiver for all of our programs on January 25, 2013 which allows us to comply with the 35% limit. If the VA determines that an institution is out of compliance with the applicable limit, the VA will continue to provide benefits to current students but will not provide benefits to newly enrolled students until the institution demonstrates compliance. One of our 11 campuses is operating near the 35% limit as of November 1, 2013; our remaining 10 campuses are below 30%.

During 2012, President Obama signed an Executive Order directing the Departments of Defense, Veteran Affairs and Education to establish “Principles of Excellence” (Principles), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding for service members, veterans and family members. As requested, we provided written confirmation of our intent to comply with the Principles to the VA in June 2012. We are required to comply with the Principles to continue recruitment activities on military installations. Additionally, there is a requirement to possess a memorandum of understanding (MOU) with the U.S. Department of Defense as well as with certain individual installations. Our access to bases for student recruitment has become more limited due to recent changes in the Transition Assistance Program (Transition Goals, Plans, Success) and increased enforcement of the MOU requirement. Each of our institutions has an MOU with the U.S. Department of Defense. We have MOUs with certain key individual installations and are pursuing MOUs at additional locations; however, some installations will not provide MOUs to institutions that do not teach at the installation. We continue to strengthen and develop relationships with our existing contacts and with new contacts in order to maintain and rebuild our access to military installations.

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

Institution
Universal Technical Institute of Arizona

Main campus
Universal Technical Institute, Avondale, Arizona

Additional campuses
Universal Technical Institute, Lisle, Illinois[1]
Universal Technical Institute, Rancho Cucamonga, California
Universal Technical Institute – NASCAR Technical Institute, Mooresville, North Carolina
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
Universal Technical Institute, Houston, Texas

Additional campuses
Universal Technical Institute, Exton, Pennsylvania
Universal Technical Institute, Dallas/Ft. Worth, Texas

1We relocated from our Glendale Heights, Illinois campus and began teaching programs at our Lisle, Illinois campus effective November 11, 2013.
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
Significant factors relating to Title IV Programs that could adversely affect us include the following:
Congressional Action.

Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the HEA approximately every five to six years. The HEA was reauthorized, amended and signed into law most recently on August 14, 2008 and continued the availability of Title IV Program funds, authorized additional aid and benefits for students, required new federal reporting items and disclosures and codified additional compliance requirements related to student loans. Additionally, reauthorization implemented changes that impact how institutions comply with requirements that they receive no more than 90% of their revenue from Title IV Programs and maintain acceptable cohort default rates. Congress reviews and determines federal appropriations for Title IV Programs at least annually.

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

On December 23, 2011 the President signed the Consolidated Appropriations Act of 2012 (Appropriations Act), which included award year 2012-2013 funding levels for Title IV Programs and maintained a $5,550 maximum Federal Pell Grant for the 2012-2013 award year by cutting spending on the other student aid programs and placing new restrictions on eligibility. Additionally, the Appropriations Act reduced the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution from $32,000 to $23,000. This has reduced the number of students eligible for the maximum Federal Pell Grant. Furthermore, the Appropriations Act eliminated the automatic 10% Pell Grant award for students whose calculated award is at least 5% of the maximum Pell Grant but less than 10%.
The Appropriations Act also made several non-Pell Grant related changes to Title IV Program requirements. Ability-to-benefit (ATB) options for establishing general student eligibility for Title IV Program funds were eliminated for students who first enroll in a program of study on or after July 1, 2012. This change requires students to have a high school diploma or its recognized equivalent, or to have been home schooled in order to be eligible to receive Title IV Program funds. Additionally, ED has issued interpretive guidance in the form of multiple Dear Colleague Letters to institutions. As a result of these changes, beginning July 1, 2012, we no longer admitted first-time students without a high school diploma, or its recognized equivalent, or who have not been home schooled.
The Senate Committee on Health, Education, Labor, and Pensions (HELP) held a series of oversight hearings on for-profit institutions’ administration of Title IV programs during the 111th and 112th Congresses. The hearings focused on for-profit schools’ student recruitment and marketing practices, their percentage of revenue from Title IV Program funds, and the quality, cost and completion rates of programs at for-profit institutions. To date, the applicable congressional committees of the 113th Congress have had a more balanced agenda made up of the reauthorization of the Elementary and Secondary Education Act, the Workforce Investment Act and the HEA, with less direct focus on for-profit education. We continue to be diligent in our efforts to provide value to our students and our industry customers and to remain in compliance with state, federal and accrediting agency rules and regulations.

Program Integrity.
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

Assignment of Credit Hours and Clock Hours. The regulations establish standard definitions for financial aid credit hours applicable to all institutions approved by ED and expand the definition of programs that must be measured in terms of clock hours for Title IV Program purposes. These definitions are applied on a program-by-program basis. Based on available publications and agency guidance, we do not believe any of our programs, as currently constituted, must be treated as clock hour programs for Title IV Program purposes under the requirements. If ED were to determine that our credit hour assignments were incorrect or that our programs must be treated as clock hour programs, the Title IV Program funds available for students enrolled in such programs could be significantly less than currently available.

ED’s regulatory structure relies heavily on the accreditors to assess compliance with the regulations. On April 13, 2012, ACCSC released its definition of a credit hour. The ACCSC credit hour definition is intended to reasonably approximate ED’s definition and to provide flexibility in program design and delivery. The definition applies to both degree and non-degree programs. We completed the program changes necessary to comply with the definition prior to the December 31, 2012 deadline.

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

Because the regulations differ significantly from the prior regulations, and because of the imprecise nature of many aspects of these regulations, it is not clear how ED will apply these regulations in all circumstances. Although we cannot guarantee that ED will not take a position that some aspect of our compensation practices is not in compliance with these regulations, we believe that our compensation plans are in substantial compliance with the regulations. As discussed in Part II, Item 7, we have experienced an increase in compensation cost for our admissions representatives as a result of the changing regulatory environment. The regulations required operating changes that have increased competition which has impacted our marketing and admissions operations. Our operating costs have changed and will continue to change materially based on any adjustments to compensation that we have made or may make in the future. As a result, the revisions to the governing regulations have adversely affected our ability to compensate our employees and our compensation practices for third parties.
Misrepresentation Regulations. Misrepresentation for purposes of Title IV Program compliance includes any false, erroneous or misleading statement that has the likelihood or tendency to deceive or confuse without regard to materiality or intent. The areas of particular sensitivity to ED include: (i) potential misrepresentation of the nature of an educational program; (ii) the nature of any financial charges; (iii) the employability of graduates and (iv) the manner in which the institution’s relationship with ED is depicted. The regulations governing misrepresentation also establish institutional liability for statements made by institutions and/or their agents and broaden the administrative remedies available to ED for violations. Further, the regulations create potential exposure in qui tam actions under the False Claims Act. We believe we are in substantial compliance with the regulations governing misrepresentation.

Gainful Employment. The HEA requires an eligible for-profit institution to provide “an eligible program of training to prepare students for gainful employment in a recognized occupation” in order for the institution’s students to qualify for Title IV Program assistance. ED is relying on this statutory provision to support promulgation and implementation of the “gainful employment” rule. On June 13, 2011, ED published regulations imposing additional Title IV Program eligibility requirements on certain educational programs. These regulations established metrics for determining whether a program will qualify as such an educational program but were vacated by the U.S. District Court on June 30, 2012 prior to the effective date.
On June 12, 2013, ED published a notice announcing its intent to establish a negotiated rulemaking committee to prepare proposed regulations to establish standards for programs that prepare students for gainful employment in a recognized occupation. A negotiator panel representing various constituencies was established and the negotiation sessions took place in Washington, D.C. in September and November of 2013. On November 8, 2013, ED published proposed new standards related to gainful employment which are stricter and more complex than an earlier version which was published on August 29, 2013. At this time, we cannot anticipate the impact that the standards, when finalized, will have on us. We continue to monitor this activity for any impact to our business.

The rules still require proprietary postsecondary institutions to provide prospective students with each eligible program’s recognized occupations, costs, completion rate, graduate employment rate and median loan debt of individuals who complete our programs. We have established a webpage located at www.uti.edu/disclosure for this purpose.
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
As of September 30, 2013, our institutions’ annual Title IV percentages as calculated under the 90/10 rule ranged from approximately 66% to 69%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year.
Federal Student Loan Defaults. To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. The cohort default rate includes borrowers under the Federal Family Education Loan (FFEL) program, which was discontinued June 30, 2010, as well as the DL program. ED calculates an institution’s cohort default rate on an annual basis. Under the current calculation, the FFEL/DL cohort default rate is derived from student FFEL/DL borrowers who first enter loan repayment during a federal fiscal year (FFY) ending September 30 and subsequently default on those loans by the end of the following year; parent borrowers are excluded from the calculation. This represents a two-year measuring period. An institution whose cohort default rate is 25% or more for three consecutive FFYs or 40% or more for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs.
The HEA expanded the measurement period for defaults from two years to three; a change that is expected to increase our FFEL/DL cohort default rates. The regulations also increased the threshold for an institution to lose eligibility to participate in Title IV Programs from 25% to 30%. The one year threshold of 40% has not been increased. ED began calculating both the two and three-year cohort default rates beginning with the 2009 cohort. Sanctions will be applicable after three consecutive years of the three-year cohort default rates are available, which we anticipate will occur in September of 2014. During the transition period, sanctions will be based on the two-year cohort default rate. None of our institutions had a two-year FFEL/DL cohort default rate of 25% or greater for 2011, 2010 or 2009, the three most recent FFYs with published rates.
The following tables set forth the FFEL/DL cohort default rates for our institutions:

	Two-Year Cohort Default Rates for
	Cohort Years Ended September 30, (1)
Institution	2011	2010	2009

Universal Technical Institute of Arizona	12.8%	10.7%	7.7%
Universal Technical Institute of Phoenix	13.7%	11.4%	9.0%
Universal Technical Institute of Texas	15.1%	11.7%	8.8%

All proprietary postsecondary institutions	13.6%	12.9%	15.0%

	Three-Year Cohort Default Rates for
Institution	Cohort Years Ended September 30, (1)
	2010	2009

Universal Technical Institute of Arizona	18.9%	14.3%
Universal Technical Institute of Phoenix	20.2%	16.0%
Universal Technical Institute of Texas	21.6%	16.4%

All proprietary postsecondary institutions	21.8%	22.7%

(1) Based on information published by the U.S. Department of Education.

An institution whose three-year cohort default rate under the FFEL/DL program exceeds 15% for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans. As of September 30, 2013, our Universal Technical Institute of Phoenix and Universal Technical Institute of Texas institutions were subject to delayed disbursements. Effective October 21, 2013, our Universal Technical Institute of Arizona institution also became subject to delayed disbursements as its three-year cohort default rate for FFY 2010 exceeded the 15% threshold. An institution whose cohort default rate under the FFEL/DL program is 25% or greater, but less than 40%, for any one of the three most recent federal fiscal years may be placed on provisional certification status by ED for up to three years. None of our institutions are on provisional status with ED.
Perkins Loan Defaults. An institution with a Perkins program cohort default rate that is greater than 15.0% for any federal award year, which is the twelve month period from July 1 through June 30, may be placed on provisional certification. All of our institutions have Perkins cohort default rates less than 15% for students who were scheduled to begin repayment in the federal award year ended June 30, 2013, the most recent federal award year reported by our institutions. An institution with a Perkins cohort default rate of 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years. For the federal award year ended June 30, 2014, as with the five preceding federal award years, ED will not disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations. In our 2013 fiscal year, we derived less than 1% of our revenues from the Perkins program.

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

ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all of its financial obligations including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. If ED determines that an institution does not satisfy its financial responsibility standards, depending on the resulting composite score and other factors, that institution may establish its financial responsibility on an alternative basis by one or a combination of the following, as determined by ED:

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
If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program funds that should have been returned in the previous fiscal year. Our 2013 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.
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
Administrative Capability. ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs, require the institution to repay Title IV Program funds, change the method of payment of Title IV Program funds or place the institution on provisional certification as a condition of its continued participation.
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
In 2013, we derived approximately 68% of our revenues, on a cash basis, from federal student financial aid programs, referred to in this Report on Form 10-K as Title IV Programs, administered by ED. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our institutions are subject to extensive regulation by the state education agencies, our accrediting commission and ED. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, add new, or expand our existing educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an “institution” defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state education agencies, our accrediting commission and ED periodically revise their requirements and modify their interpretations of existing requirements.
If our institutions failed to comply with any of these regulatory requirements, our regulatory agencies could impose monetary penalties, place limitations on our schools’ operations, terminate our schools’ ability to grant degrees and diplomas, revoke our schools’ accreditation or terminate their eligibility to receive Title IV Program funds, each of which could adversely affect our cash flows, results of operations and financial condition, and impose significant operating restrictions upon us. We cannot predict with certainty how all of these regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. We believe that we have described the most significant regulatory risks that apply to our schools in the following paragraphs.

Failure to maintain eligibility to participate in Title IV Programs could materially and adversely affect our business.
To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as eligible by ED. The substantial amount of federal funds disbursed through Title IV Programs, the large number of students and institutions participating in those programs and instances of fraud and abuse have prompted ED to exercise significant regulatory oversight over institutions participating in Title IV Programs. Accrediting commissions and state agencies also oversee compliance with both their respective standards and with Title IV Program requirements. As a result, each of our institutions is subject to detailed oversight and review and must comply with a complex framework of frequently changing laws and regulations and subjective regulatory interpretation of these obligations by various regulating entities. Because ED periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances. Additionally, given the complex nature of the regulations, the fact that they are subject to multiple interpretations, a stated department policy of providing limited or no interpretive guidance and the large volume of Title IV transactions in which we are involved, it is reasonable to conclude that, from time to time, in the conduct of our business, we may inadvertently violate such regulations. In such an event, remedial action may be necessary, regulatory proceedings could occur and regulatory penalties could be assessed.
Significant factors relating to Title IV Program eligibility that could adversely affect us include the following:
State Authorization
A campus that grants degrees or diplomas must be authorized by the relevant education agency of the state in which it is located. Requirements for authorization vary substantially among states. State authorization is also required for students to be eligible for funding under Title IV Programs. Loss of state authorization by any of our campuses from the education agency of the state in which the campus is located would end that campus’ eligibility to participate in Title IV Programs and could cause us to close the campus, which could have a material impact on our cash flows, results of operations and financial condition.
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
The “90/10 Rule”
Under the “90/10 Rule,” a for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from those programs for two consecutive institutional fiscal years, under a cash-basis calculation mandated by ED. The period of ineligibility covers at least the next two succeeding fiscal years, and any Title IV Program funds already received by the institution and its students during the period of ineligibility would have to be returned to ED, if DL loans were included in the calculation. If an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. If we are placed on provisional certification status for any reason, ED may more closely view any application we file for recertification, new locations, new educational programs, revisions to existing educational programs, acquisitions of other schools, increase in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action. In our 2013 fiscal year, under the regulatory formula prescribed by ED, each of our institutions derived approximately 66% - 69% of its revenues from Title IV Programs.
Multiple legislative proposals have been introduced in Congress that would increase the requirements of the 90/10 Rule, such as reducing the 90% maximum under the rule to 85% and/or including military and veteran funding in the 90% portion of the calculation. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss would adversely affect our students’ access to Title IV Program funds they need to pay their educational expenses, which could reduce our student population and would have a material impact on our cash flows, results of operations and financial condition.

Federal Student Loan Defaults
An institution may lose its eligibility to participate in some or all Title IV Programs if its former students default on the repayment of their federal student loans in excess of specified levels. Based upon the most recent student loan default rates published by ED, none of our institutions have federal student loan default rates that exceed the specified levels. If any of our institutions loses eligibility to participate in Title IV Programs because of high student loan default rates, such a loss would adversely affect our students’ access to various Title IV Program funds which could reduce our student population and would have a material impact on our cash flows, results of operations and financial condition. See “Business-Regulatory Environment-Regulation of Federal Student Financial Aid Programs-Federal Student Loan Defaults” included elsewhere in this Report on Form 10-K for additional information.
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
The loss of funds from Veterans' Benefits programs could materially and adversely affect our business.

To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. These criteria require, among other things, that the institution:

•	report on the enrollment status of eligible students;

•	maintain student records and make such records available for inspection;

•	follow current VA rules; and

•	comply with applicable limits on the percentage of students receiving certain veterans benefits on a program or campus basis.

If we fail to comply with these requirements, we could lose our eligibility to participate in veterans' benefits programs, which could reduce our student population.

Other considerations which could impact the funding we receive from veterans' benefits programs include the following:

•
Access to military installations. Recently, our access to military installations for student recruitment has become more limited due to the changes described in “Business-Regulatory Environment-Other Federal and State Programs” included elsewhere in this Report on Form 10-K. Restrictions on access necessary to continue to develop awareness of our programs with this population could reduce our enrollments.

•
90/10 rule changes. Multiple legislative proposals have been introduced in Congress that would increase the requirements of the 90/10 Rule, such as reducing the 90% maximum under the rule to 85% and/or including military and veteran funding in the 90% portion of the calculation. Implementation of these proposals could have a negative impact on our 90/10 ratio which could have a negative impact on our eligibility to participate in Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss could adversely affect our students’ access to Title IV Program funds they need to pay their educational expenses which could reduce our enrollments and have a material impact on our cash flows, results of operations and financial condition.

•
Funding for veterans benefits programs. Funding for veterans' benefits programs is dependent upon Congressional appropriations. If appropriations are not maintained at the current level, or if an extended government shutdown were to occur, the VA might not be able to continue funding veterans' benefits.

Any loss of funds from veterans' benefits programs could reduce our student population and have a material impact on our cash flows, results of operations and financial condition.

A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a negative effect on our student population and consequently, on our cash flows, results of operations and financial condition.

The student loan market has undergone significant changes in the past few years including increased regulations from the HEA reauthorization in 2008, elimination of the FFEL program in 2010, implementation of more stringent PLUS loan credit requirements and contraction in credit markets that has reduced availability of federal and private student loans for certain institutions and/or students. Many banks and lending institutions have discontinued their private student loan programs. Those that have stayed in the market have increased financing costs, both rates and fees, to offset the risks associated with offering unsecured debt. Additionally, the broader economic environment has put pressure on students’ ability to repay their loans, resulting in higher default rates. These factors may result in lending institutions continuing to exit the student loan market and for other providers to determine not to enter the market, which could decrease the availability of alternative loans to postsecondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans that seek to enroll. Prospective students may find that increased financing costs make borrowing to fund their education unattractive and motivate them to abandon or delay enrollment in postsecondary education programs such as ours. Tight credit markets may also move private lenders to impose on us and on our prospective and continuing students new or increased fees in order to provide alternative loans. If any of these scenarios were to occur, in whole or in part, our students’ ability to finance their education could be adversely affected and could result in a decrease in our student population and result in decreased profitability.

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

Congress continues to be focused on for-profit education institutions, specifically regarding participation in Title IV Programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. For a description of additional information regarding this activity, see “Business-Regulatory Environment-Regulation of Federal Student Financial Aid Programs-Congressional Action” included elsewhere in this Report on Form 10-K.

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
Compliance with the Title IV Program Integrity regulations and ongoing negotiated rulemaking could materially and adversely affect our business.
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

The regulations that most significantly impact our business are:

•	determining when a program of study is required to measure student progress in clock hours and the assignment of credit hours;

•	the elimination of the 12 safe harbors regarding the incentive compensation prohibition; and

•	the revised definition of "substantial misrepresentation" that could impose enhanced liability on institutions of higher education.

Additionally, ED has established a negotiated rulemaking committee to prepare proposed regulations to establish standards for programs that prepare students for gainful employment in a recognized occupation. The proposed new standards published on November 8, 2013 related to gainful employment are stricter and more complex than an earlier version which was published on August 29, 2013. At this time, we cannot anticipate the impact that the standards, when finalized, will have on us.

For a description of additional information regarding these regulatory changes, see “Business-Regulatory Environment-Regulation of Federal Student Financial Aid Programs-Program Integrity” included elsewhere in this Report on Form 10-K.

We have devoted significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that are also congruent with our business, culture and mission to serve our students and industry relationships. However, these solutions related to implementation and compliance with these final rules, including but not limited to compensation, the definition of a credit hour, the broadened definition of misrepresentation and gainful employment, to the extent revised or reinstated in the future, may have a material impact on the manner in which we conduct our business, our student populations and the nature of our programs. Interpretation of the regulations is subject to change if ED provides further guidance and clarification. The solutions may require further analysis based on the uncertainty noted above and any additional interpretive guidance that is provided. Existing or future understandings could be different from ED’s interpretations and thus lead to repayments, restrictions, fines or litigation.

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
As previously disclosed, in November 2011, one of our former employees filed a lawsuit under the Federal False Claims Act (31 U.S.C. § 3729, et seq.) (FCA Suit) in the United States District Court for the District of Arizona Court, alleging that our compensation of our admissions representatives violated the “incentive compensation ban” of Title IV of the Higher Education Act of 1965, as amended, amongst other potential violations allegedly occurring over a number of years. We also disclosed that the same former employee had filed a complaint with the Occupational Safety and Health Administration of the U.S. Department of Labor (DOL) alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act of 2002, as amended (DOL Complaint).

As also previously disclosed, the U.S. Department of Justice informed us that it had declined to intervene in the FCA Suit and closed its investigation and the DOL closed its investigation. Further, we separately entered into a settlement agreement with the former employee, Linda Rawles, a former Vice President of Compliance, pursuant to which these matters were dismissed and all of her claims against us were resolved. The settlement agreement provided that, in return for the dismissal of her claims, the former employee received a payment only with respect to her claims in the DOL Complaint. Our expense under the settlement agreement, following contribution by our insurer, was approximately $0.4 million and was recorded during the three months ended September 30, 2013. The settlement agreement provides that we and all other defendants named in the FCA Suit and the DOL Complaint (Universal Technical Institute of Arizona, Inc., Universal Technical Institute of Delaware, Inc., Universal Technical

Institute of Massachusetts, Inc., Universal Technical Institute of Pennsylvania, Inc., Universal Technical Institute of Phoenix, Inc., Universal Technical Institute of Texas, Inc, Kimberly and Chris McWaters and Eugene and Jane Doe Putnam) expressly deny any liability, wrongdoing, noncompliance or violation of applicable law or regulation.

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of the Company’s business from September 2006 to the present. We responded timely to the request, as well as a follow-up requests for additional information. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying financial statements.

In October 2012 and January 2013, the ACCSC requested certain documentation related to the preliminary investigation by the United States Department of Justice. Pursuant to applicable law and the United States’ request, we were not able to provide the information requested and notified ACCSC as such. In October 2013, we informed the ACCSC of the declination of intervention and closing of investigations as well as the settlement of the former employee’s claims. In addition, at ACCSC’s request, we have provided ACCSC with documentation relating to the actions taken by the Court and the Government. At this time, we cannot predict the eventual scope, duration, outcome or associated costs, if any, of this request and accordingly we have not recorded any liability in the accompanying financial statements.

We cannot predict the ultimate outcome of unsettled matters and we may incur significant defense costs and other expenses in connection with them in excess of our insurance coverage related to these matters. We may be required to pay substantial damages or settlement costs, or may be required to pay substantial fines or penalties. Such costs and expenses could have a material adverse effect on our business, cash flows, results of operations and financial condition. An adverse outcome in any of these matters could also materially and adversely affect our licenses, accreditation and eligibility to participate in Title IV programs.
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
Due to state budget constraints and changes in the regulatory environment in some of the states in which we operate, it is possible that some states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs or the revision of existing programs, a change of control or the hiring or placement of new admissions representatives, could prevent us from making such changes or could delay our ability to make such changes.
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
The bank which previously originated loans for our proprietary loan program (original bank) exercised its right to terminate the agreement effective April 30, 2013. The original bank subsequently agreed to an extension through June 29, 2013. During June 2013, we entered into an agreement with a new bank (the bank), which began accepting student loan applications on June 29, 2013. The terms under the agreement with the new bank are substantially the same as the agreement with the original bank. Under the terms of the proprietary loan program, the bank originates loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all the related credit and collection risk. See Note 2 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion of activity under our proprietary loan program.

Factors that may impact our ability to collect these loans include: current economic conditions; compliance with laws applicable to the origination, servicing and collection of loans; the quality of our loan servicers’ performance; a decline in graduate employment opportunities and the priority that the borrowers under this loan program, particularly students who did not complete or were dissatisfied with their programs of study, attach to repaying these loans as compared to other obligations. Because we record revenues upon the receipt of cash payments, if we are unable to collect on these loans, our revenues and profitability may continue to be adversely impacted.

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
A state chartered bank with a small market capitalization originates loans under our proprietary loan program. If the bank no longer provides service under the contract, we do not currently have an alternative bank to fulfill the demand. There are a limited number of banks that are willing to participate in a program such as our proprietary loan program. The time it could take us to replace the bank could result in an interruption in the loan origination process which could result in a decrease in our student populations. Furthermore, a single company processes loan applications and services the loans under our proprietary loan program. There is a 90-day termination clause in the contract under which they provide these services. If this company were to terminate the contract, we could experience an interruption in loan application processing or loan servicing, which could result in a decrease in our student populations.

Failure on our part to maintain and expand existing industry relationships and develop new industry relationships with our industry customers could impair our ability to attract and retain students.
We have extensive industry relationships that we believe afford us significant competitive strength and support our market leadership. These relationships enable us to support undergraduate enrollment by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts with OEMs, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the OEMs. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our existing industry relationships, including those with American Honda Motor Co. Inc.; Mercury Marine, a division of Brunswick Corp.; Suzuki Motor of America, Inc.; Volvo Penta of the Americas, Inc. and Yamaha Motor Corp., USA, are not memorialized in writing and are based on verbal understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be had they been in writing. Additionally, certain of our written agreements may be terminated without cause by the OEM. Finally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students, require additional capital expenditures or increase expenses and have a material adverse effect on our cash flows.

Competition could decrease our market share and create tuition pricing concerns.

The postsecondary education market is highly competitive. The elimination of ability-to-benefit options for establishing general student eligibility for Title IV Program funds beginning July 1, 2012 has increased competition for higher quality students. Some traditional public and private colleges and universities and community colleges, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. Some other for-profit education providers have greater financial and other resources which may, among other things, allow them to secure industry relationships with some or all of the OEMs with which we have relationships, develop other high profile industry relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. Additionally, some other for-profit education providers already have a more extended or dense network of schools and campuses than we do, thus enabling them to recruit students more effectively from a wider geographic area.
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
The U.S. economy and the economies of other key industrialized countries are experiencing difficult and uncertain economic characteristics. We believe that our enrollment is affected by changes in economic conditions, although the nature and magnitude of this effect are uncertain and may change over time. While these conditions may have contributed to a portion of the past growth in our average full-time undergraduate student population as individuals sought to advance their education and improve their employment opportunities, during periods when the unemployment rate declines or remains stable as it has in 2012 and 2013, prospective students have more employment options and recruiting new students has traditionally been more challenging. Affordability concerns associated with increased living expenses and the availability of full- and part-time jobs for students attending classes have made it more challenging for us to attract and retain students. The state of the general macroeconomic environment has had a negative impact on price sensitivity and on the ability and willingness of students and their families to incur debt. Furthermore, these circumstances may continue to reduce the willingness of employers to sponsor educational opportunities for their employees, and affect the ability of our students to find employment in the auto, diesel, collision repair, motorcycle or marine industries, any of which could materially and adversely affect our business, cash flows, results of operations and financial condition.
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
Our computer systems as well as those of our service providers are vulnerable to interruption, malfunction or damage due to events beyond our control, including malicious human acts committed by foreign or domestic persons, natural disasters, and network and communications failures. Furthermore, despite network security measures, our servers and the servers at our service providers are potentially vulnerable to physical or electronic unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions. Despite the precautions we and our service providers have taken, our systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary or personally identifiable information or cause interruptions or malfunctions in operations. Sustained or repeated system failures or security breaches that interrupt our ability to process information in a timely manner could have a material adverse effect on our operations.

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
If we are unable to hire, retain and continue to develop and train our admissions representatives, the effectiveness of our student recruiting efforts would be adversely affected.
In order to support revenue growth, we need to hire and train new admissions representatives, as well as retain and continue to develop our existing admissions representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong admissions representative team may be affected by a number of factors, including: our ability to integrate and motivate our admissions representatives; our ability to effectively train our admissions representatives; the length of time it takes new admissions representatives to become productive; the competition we face from other companies in hiring and retaining admissions representatives and our ability to effectively manage a multi-location educational organization. Effective July 1, 2011, we made modifications to our employee compensation structure in order to comply with the elimination of the safe harbors in the regulations in place prior to this date. These modifications affected the compensation structure for our admissions representatives, including the elimination of the majority of their incentive compensation. As a result of this change and the macroeconomic conditions impacting our business, we have experienced and may continue to experience a decrease in our enrollment rates. If we are unable to hire, develop or retain quality admissions representatives, the effectiveness of our student recruiting efforts would be adversely affected.
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
The awareness of our programs among high school graduates, military personnel and working adults seeking advanced training is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments, which could have a material impact on our cash flows, results of operations and financial condition. The following are some of the factors that could prevent us from successfully marketing our programs:

•	student dissatisfaction with our programs and services;

•	diminished access to high school student populations;

•	reduced access to military bases and installations;

•	our failure to maintain or expand our brand or other factors related to our marketing or advertising practices;

•	our inability to maintain relationships with automotive, diesel, collision repair, motorcycle and marine manufacturers and suppliers; and

•	availability of funding sources acceptable to our students.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Campuses and Other Properties
The following sets forth certain information relating to our campuses and corporate headquarters:

	Location	Brand	Approximate Square Footage	Leased or Owned
Campuses:	Arizona (Avondale)	UTI	268,700	Leased
	Arizona (Phoenix)	MMI	127,400	Leased
	California (Rancho Cucamonga)	UTI	187,300	Leased
	California (Sacramento)	UTI	239,100	Leased
	Florida (Orlando)	UTI/MMI	227,100	Leased
	Illinois (Lisle) [1]	UTI	180,200	Leased
	Massachusetts (Norwood)	UTI	228,700	Leased
	North Carolina (Mooresville)	UTI/NASCAR Tech	146,000	Leased
	Pennsylvania (Exton)	UTI	188,800	Leased
	Texas (Dallas/Ft. Worth)	UTI	95,000	Owned
	Texas (Houston)	UTI	219,400	Leased
Home Office:	Arizona (Scottsdale)	Headquarters	84,300	Leased

1We relocated from our Glendale Heights, Illinois campus and began teaching programs at our Lisle, Illinois campus effective November 11, 2013. The lease for the Lisle, Illinois campus has an initial lease term of 18 years with four five-year renewal options.
All leased properties listed above are leased with remaining terms that range from approximately three to 18 years. Many of the leases are renewable for additional terms at our option.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are periodically subject to lawsuits, demands in arbitrations, investigations, regulatory proceedings or other claims, including, but not limited to, claims involving current and former students, routine employment matters, business disputes and regulatory demands.  When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we would accrue a liability for the loss. When a loss is not both probable and estimable, we do not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. Because we cannot predict with certainty the ultimate resolution of the legal proceedings (including lawsuits, investigations, regulatory proceedings or claims) asserted against us, such currently pending legal proceedings to which we are a party may have a material adverse effect on our business, cash flows, results of operations or financial condition.

As previously disclosed, in November 2011, one of our former employees filed a lawsuit under the Federal False Claims Act (31 U.S.C. § 3729, et seq.) (FCA Suit) in the United States District Court for the District of Arizona Court, alleging that our compensation of our admissions representatives violated the “incentive compensation ban” of Title IV of the Higher Education Act of 1965, as amended, amongst other potential violations allegedly occurring over a number of years. We also disclosed that the same former employee had filed a complaint with the Occupational Safety and Health Administration of the U.S. Department of Labor (DOL) alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act of 2002, as amended (DOL Complaint).

As also previously disclosed, the U.S. Department of Justice informed us that it had declined to intervene in the FCA Suit and closed its investigation and the DOL closed its investigation. Further, we separately entered into a settlement agreement with the former employee, Linda Rawles, a former Vice President of Compliance, pursuant to which these matters were dismissed and all of her claims against us were resolved. The settlement agreement provided that, in return for the dismissal of her claims, the former employee received a payment only with respect to her claims in the DOL Complaint. Our expense under the settlement agreement, following contribution by our insurer, was approximately $0.4 million and was recorded during the three months ended September 30, 2013. The settlement agreement provides that we and all other defendants named in the FCA Suit and the DOL Complaint (Universal Technical Institute of Arizona, Inc., Universal Technical Institute of Delaware, Inc., Universal Technical Institute of Massachusetts, Inc., Universal Technical Institute of Pennsylvania, Inc., Universal Technical Institute of Phoenix, Inc., Universal Technical Institute of Texas, Inc, Kimberly and Chris McWaters and Eugene and Jane Doe Putnam) expressly deny any liability, wrongdoing, noncompliance or violation of applicable law or regulation.

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of the Company’s business from September 2006 to the present. We responded timely to the request, as well as a follow-up requests for additional information. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying financial statements.

In October 2012 and January 2013, the ACCSC requested certain documentation related to the preliminary investigation by the United States Department of Justice. Pursuant to applicable law and the United States’ request, we were not able to provide the information requested and notified ACCSC as such. In October 2013, we informed the ACCSC of the declination of intervention and closing of investigations as well as the settlement of the former employee’s claims. In addition, at ACCSC’s request, we have provided ACCSC with documentation relating to the actions taken by the Court and the Government. At this time, we cannot predict the eventual scope, duration, outcome or associated costs, if any, of this request and accordingly we have not recorded any liability in the accompanying financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
None.
EXECUTIVE OFFICERS OF UNIVERSAL TECHNICAL INSTITUTE, INC.
The executive officers of UTI are set forth in this table. All executive officers serve at the direction of the Board of Directors. Mr. White and Ms. McWaters also serve as directors of UTI.

Name	Age	Position
John C. White	65	Chairman of the Board
Kimberly J. McWaters	49	Chief Executive Officer and Director
Eugene S. Putnam, Jr.	53	President and Chief Financial Officer
Kenneth J. Cranston	50	Senior Vice President, Admissions
Chad A. Freed	40	General Counsel, Senior Vice President of Business Development
Bryce H. Peterson	35	Senior Vice President, Information Technology
Sherrell E. Smith	50	Senior Vice President, Operations
Rhonda R. Turner	40	Senior Vice President, People Services

John C. White has served as a director on our board since 1997 and as Chairman of the Board since October 2005. Effective December 9, 2013, Mr. White is retiring from his duties as an executive officer in his role as the Chairman of the Board. After that date, he will continue as a non-employee, non-management member of the Board of Directors. Mr. White served as our Chief Strategic Planning Officer and Vice Chairman from October 2003 to September 2005. From April 2002 to September 2003, Mr. White served as our Chief Strategic Planning Officer and Co-Chairman of the Board. From 1997 to March 2002, Mr. White served as our Chief Strategic Planning Officer and Chairman of the Board. Mr. White served as the President of Clinton Harley Corporation (which operated under the name Motorcycle Mechanics Institute and Marine Mechanics Institute) from 1977 until it was acquired by UTI in 1998. Prior to 1977, Mr. White was a marketing representative with International Business Machines Corporation. Mr. White was appointed by the Arizona Senate to serve as a member of the Joint Legislative Committee on Private Regionally Accredited Degree Granting Colleges and Universities and Private Nationally Accredited Degree Granting and Vocational Institutions in 1990. He was appointed by the Governor of Arizona to the Arizona State Board for Private Post-secondary Education, where he was a member and Complaint Committee Chairman from 1993-2001. Mr. White received a BS in Engineering from the University of Illinois.
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
Eugene S. Putnam, Jr. has served as our President and Chief Financial Officer since March 2011.  Mr. Putnam served as our Executive Vice President and Chief Financial Officer from July 2008 to March 2011 and he served as our interim Chief Financial Officer from January 2008 to July 2008. From June 2005 to May 2007, Mr. Putnam served as Executive Vice President and Chief Financial Officer of Aegis Mortgage Corporation which declared bankruptcy in August 2007.  From July 2003 to June 2005, Mr. Putnam served as President of Coastal Securities L.P. and from March 2001 to March 2003, Mr. Putnam served as Executive Vice President and Chief Financial Officer of Sterling Bancshares, Inc.  Mr. Putnam also spent 14 years as Director of Investor Relations and in various corporate finance positions with SunTrust Banks, Inc.  Mr. Putnam also serves as a director of Community Bankers Trust Corporation. Mr. Putnam received his MBA from the University of North Carolina at Chapel Hill and holds a BS in Economics from the University of California, Los Angeles.
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
Bryce H. Peterson has served as our Senior Vice President, Information Technology since June 2012. Mr. Peterson served as Vice President of Information Technology from March 2011 to June 2012, as Vice President of Internal Audit Services from March 2010 to March 2011 and as Information Technology Audit Manager from October 2008 to February 2010. Prior to joining UTI, Mr. Peterson served in a variety of positions at KPMG, LLP; Brigham Young University and Fenton Enterprises. Mr. Peterson received his MS in Information Systems Management and holds a BS in Business Management from Brigham Young University.
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

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2013:

First Quarter	$13.97	$8.00
Second Quarter	$12.83	$9.82
Third Quarter	$12.67	$9.96
Fourth Quarter	$12.58	$10.02

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2012:

First Quarter	$15.14	$11.78
Second Quarter	$14.78	$12.58
Third Quarter	$13.73	$11.66
Fourth Quarter	$14.08	$10.92

The closing price of our common stock as reported by the NYSE on November 22, 2013, was $14.03 per share. As of November 22, 2013 there were 33 holders of record of our common stock.

On December 21, 2012; March 29, 2013; June 30, 2013 and September 30, 2013, we paid cash dividends of $0.10 per share to common stockholders of record as of December 7, 2012; March 15, 2013, June 21, 2013 and September 20, 2013. The aggregate payment was approximately $9.8 million.

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions. Periodically, we may return shareholder earnings through cash dividends or stock repurchases, or a combination thereof.

Sales of Unregistered Securities; Repurchase of Securities

The following table summarizes the purchase of equity securities for the three months ended September 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands) (1)
July 2013	—	$—	—	$17,806
August 2013	4,500	$10.99	4,500	$17,757
September 2013	—	$—	—	$17,757
Total	4,500		4,500	$17,757

(1)	On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions.

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

This graph compares total cumulative stockholder return on our common stock during the period from September 30, 2008 through September 30, 2013 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on September 30, 2008, and any dividends were reinvested on the date on which they were paid.

Symbol	CRSP Total Returns Index for:	09/2008	09/2009	09/2010	09/2011	09/2012	09/2013
◆	Universal Technical Institute, Inc.	100.0	115.6	123.1	85.6	88.2	81.0
■	NYSE Stock Market (US Companies)	100.0	92.5	103.5	102.8	132.7	161.4
▲	Self-Determined Peer Group	100.0	124.5	90.1	62.7	41.7	37.0

Companies in the Self-Determined Peer Group
Apollo Group, Inc.	Career Education Corporation
Corinthian Colleges, Inc.	DeVry Education Group Inc.
I T T Educational Services, Inc.	Strayer Education, Inc.
Lincoln Educational Services Corporation

Notes:
A. The lines represent quarterly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the quarterly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100 on 09/30/2008.
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of and for the years ended September 30, 2013 and 2012 have been derived from our audited consolidated financial statements. We revised the financial results of prior periods in our Annual Report on Form 10-K for 2012. The selected consolidated statement of operations data and selected consolidated balance sheet data as of and for the years ended September 30, 2011, 2010 and 2009 set forth below have been derived from the revised financial information included in our Annual Report on Form 10-K for 2012.

	Year Ended September 30,
	2013	2012	2011	2010	2009
	($'s in thousands, except per share amounts)
Statement of Operations Data: (1)
Revenues	$380,268	$413,552	$451,900	$435,921	$366,635
Operating expenses:
Educational services and facilities	199,540	211,979	223,628	212,608	193,490
Selling, general and administrative	174,799	187,458	183,726	177,194	154,649
Total operating expenses	374,339	399,437	407,354	389,802	348,139
Income from operations	5,929	14,115	44,546	46,119	18,496
Interest income, net (2)	234	302	252	250	198
Other income, net	655	545	291	480	466
Income before taxes	6,818	14,962	45,089	46,849	19,160
Income tax expense	3,008	5,930	18,192	18,283	7,516
Net income	$3,810	$9,032	$26,897	$28,566	$11,644
Net income per share:
Basic	$0.16	$0.37	$1.10	$1.19	$0.48
Diluted	$0.15	$0.36	$1.09	$1.17	$0.47
Weighted average shares (in thousands):
Basic	24,515	24,711	24,427	24,041	24,246
Diluted	24,704	24,937	24,740	24,511	24,627
Cash dividends declared per common share	$0.40	$0.30	—	$1.50	—
Other Data: (1)
Depreciation and amortization (3)	$22,156	$23,819	$24,842	$19,888	$17,568
Number of campuses (1)	11	11	11	11	10
Average undergraduate enrollments	15,000	16,500	18,500	18,600	15,900
Balance Sheet Data: (1)
Cash and cash equivalents (2), (4)	$35,657	$45,665	$53,670	$48,974	$56,199
Current assets (2), (4)	$133,347	$134,984	$133,915	$115,656	$114,222
Working capital (deficit) (2), (4)	$40,986	$35,544	$28,231	$(7,090)	$12,675
Total assets (2), (4), (5)	$279,463	$268,158	$266,029	$242,724	$223,407
Total shareholders' equity (2)	$138,770	$146,085	$141,423	$108,041	$106,609

(1)	In 2010, we opened a campus in Dallas/Ft. Worth, Texas, which contributed to the fluctuation in our results of operations and financial position during 2011 and 2010.

(2)
In 2013, we paid quarterly cash dividends of $0.10 per share on December 21, 2012; March 29, 2013; June 30, 2013 and September 30, 2013 totaling $9.8 million. In 2012, we paid quarterly cash dividends of $0.10 per share on March 30, June 29, and September 28 totaling $7.4 million. In 2010, we paid a special cash dividend on common stock of $1.50 per share totaling $36.3 million. In 2013, 2012 and 2009 , we used cash and cash equivalents to repurchase approximately $5.4 million, $1.8 million and $16.9 million, respectively, of our common shares, which decreased cash and cash equivalents, current assets and working capital (deficit), and contributed to lower interest income.

(3)
In 2012 and 2011, depreciation and amortization expense increased primarily due to the opening of our Dallas/Ft. Worth, Texas campus and the implementation of our Automotive Technology and Diesel Technology II curricula.

(4)	In 2009, we purchased a building in the Dallas/Ft. Worth, Texas area for $9.1 million.

(5)
In 2012, we entered into various agreements to relocate our Glendale Heights, Illinois campus to and design and build a campus in Lisle, Illinois. Pursuant to these agreements, we invested approximately $4.0 million to acquire an equity interest of approximately 28% in a related joint venture. We recorded approximately $25.2 million and $2.4 million in property and equipment with a corresponding amount as a construction liability as of September 30, 2013 and 2012, respectively.

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

General Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree or diploma programs at 11 campuses across the United States. We also offer advanced training programs including both student paid electives at our campuses and manufacturer or dealer sponsored training at dedicated training centers. We have provided technical education for 48 years.

Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented after reductions related to discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program. We generally recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our tuition revenues with additional revenues from sales of textbooks and program supplies and other revenues, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented approximately 2% of our total revenues in each year for the three-year period ended September 30, 2013. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

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

Our tuition charges vary by type and length of our programs and the program level, such as undergraduate or advanced training. Tuition rates have increased by approximately 2% to 4% for the year ended September 30, 2013, 3% to 5% for the year ended September 30, 2012 and 4% to 7% for the year ended September 30, 2011. We continually evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. In 2013, approximately 68% of our revenues, on a cash basis as defined by ED, were derived from federal student financial aid programs.

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

Selling, general and administrative expenses include compensation and benefits of employees who are not directly associated with the provision of educational services, such as: executive management; finance and central accounting; legal; human resources; marketing and student enrollment expenses, including compensation and benefits of personnel employed in marketing and student admissions; costs of professional services; bad debt expense; costs associated with the implementation and operation of our student management and reporting system; rent for our corporate office headquarters; depreciation and amortization of property and equipment that is not used in the provision of educational services and other costs that are incidental to our operations. All marketing and student enrollment expenses are recognized in the period incurred. Costs related to the opening of new facilities, excluding related capital expenditures, are expensed in the period incurred or when services are provided.

2013 Overview

Operations

Lower student population levels as we began 2013, combined with lower new student starts throughout the year, resulted in a 9.1% decline in our average undergraduate full-time student enrollment to approximately 15,000 students for the year ended September 30, 2013. We started approximately 15,000 students during the year ended September 30, 2013, which represents a decrease of 4.5% as compared to a decrease of 3.1% for the year ended September 30, 2012. The decrease in starts was partially due to a decrease in student applications in the prior year, as well as the result of certain macro-economic headwinds and regulatory challenges.

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

For further discussion on regulatory changes, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Congressional Action” included elsewhere in this Report on Form 10-K.

The decline in our average undergraduate full-time student enrollment resulted in a decline in revenues and net income for the year ended September 30, 2013. Our revenues for the year ended September 30, 2013 were $380.3 million, a decrease of $33.3 million, or 8.0%, from the prior year. Our net income for the year ended September 30, 2013 was $3.8 million, a decrease of $5.2 million from the prior year. Additionally, our revenues for the year ended September 30, 2013 excluded $19.5 million of tuition related to students participating in our proprietary loan program.

Balancing the impact of our lower student populations and our highly fixed cost structure with our commitment to invest in our future resulted in lower operating margins for the year ended September 30, 2013.

In response to these challenges, we continue to manage discretionary operating costs, to develop our strong industry relationships and to provide alternative financial solutions to help students achieve their educational goals. During 2013, we increased our need-based scholarships offerings. Additionally, we have taken steps to optimize marketing to generate higher quality inquiries from potential students and we have implemented programs to improve the effectiveness of our admissions processes.

Veterans' Benefits

The percentage of our revenues, on a cash basis, which were collected from funds distributed under various veterans' benefits programs has increased to approximately 18% for the year ended September 30, 2013 from approximately 9% and 4% for the years ended September 30, 2012 and 2011, respectively. Beginning October 1, 2011, the Post-9/11 GI Bill became effective for non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits at all of our campuses, in addition to using existing veterans benefits such as the Montgomery GI Bill, REAP and VA Vocational Rehabilitation. The increase in the percentage of our revenues is attributable to a combination of the change in benefits and the overall decline in our average undergraduate full-time student enrollment as compared to prior years.

There continues to be Congressional activity around the requirements of the 90/10 Rule, such as reducing the 90% maximum under the rule to 85% or including military and veteran funding in the 90% portion of the calculation. Potential changes to the 90/10 Rule could negatively impact our eligibility to participate in Title IV Programs. A loss of eligibility would adversely affect our students’ access to Title IV Program funds they need to pay their educational expenses.

As described in “Business-Regulatory Environment-Other Federal and State Programs” included elsewhere in this Report on Form 10-K, we are subject to a limit of 35% on the percentage of students per campus receiving benefits under certain veterans' benefits programs. One of our 11 campuses is operating near the 35% limit as of November 1, 2013; our remaining 10 campuses are all below 30%. If the VA determines that an institution is out of compliance with the applicable limit, the VA will continue to provide benefits to current students but will not provide benefits to newly enrolled students until the institution demonstrates compliance.
Our access to military installations for student recruitment has become more limited due to recent changes in the Transition Assistance Program (Transition Goals, Plans, Success) and increased enforcement of the requirement to possess an MOU with certain individual military installations. Each of our institutions has an MOU with the U.S. Department of Defense. We have MOUs with certain key individual installations and are pursuing MOUs at additional locations. We continue to strengthen and develop relationships with our existing contacts and with new contacts in order to maintain and rebuild our access to military installations.

Automotive Technology and Diesel Technology II Integration

We began offering our Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona campus in 2012. As we evaluate the lessons and potential efficiencies of the curricula, we intend to integrate the Automotive Technology and Diesel Technology II curricula at our Sacramento, California campus in calendar year 2014 and will continue to integrate the curricula at our other automotive campuses in future years. We expect to make additional capital investments and incur higher than usual operating expenses as we integrate the curricula at our remaining automotive campuses.  For the year ending September 30, 2014, we anticipate capitalizing within the range of $5.9 million to $6.3 million and incurring approximately $3.6 million in operating expenses related to these integration activities.

Graduate Employment

Identifying employment opportunities and preparing our graduates for these careers is critical to our ability to help our graduates benefit from their education.  Accordingly, we dedicate significant resources to maintaining an effective employment team, as described in "Business - Graduate Employment" included in Part I, Item 1 of this Report of Form 10-K. We believe that our graduate employment services provide our students with a compelling value proposition and enhance the employment opportunities for our graduates. We saw improvement for our automotive, diesel, collision repair, motorcycle and marine programs in 2012, as compared to 2011.

Our employment rates for 2012 and 2011 graduates were 85% and 82%, respectively. The employment calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2011 to September 30, 2012 and October 1, 2010 to September 30, 2011, respectively, excluding graduates not available for employment because of continuing education, military service, health, incarceration, death or international student status. Graduates are counted as employed based on a verified understanding of the graduate's job duties to assess and confirm that the graduates primary job responsibilities are in his or her field of study. See "Graduate Employment" in this Form 10-K for further discussion of our graduate employment activities. For 2012, we had approximately 12,200 total graduates, of which approximately 11,400 were available for employment. Of those graduates available for employment, approximately 9,600 were employed within one year of their graduation date, for a total of 85%. For 2011, we had approximately 13,600 total graduates, of which approximately 12,800 were available for employment. Of those graduates available for employment, approximately 10,500 were employed within one year of their graduation date, for a total of 82%.

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

In May 2013, ED announced its intention to initiate new gainful employment regulations through the formal negotiated rulemaking process. A negotiator panel representing various constituencies was established and the negotiation sessions took place in Washington, D.C. in September and November of 2013. ED also noted its expectation to establish a negotiated rulemaking committee or committees to consider some or all of the additional rulemaking issues discussed during the earlier hearings in the coming months. We will continue to monitor the progress of this rulemaking for any impact on our business.

2014 Outlook

In line with our previous guidance, we expect new student start growth over the six month period ending December 31, 2013.  The growth we experienced in new student starts during the fourth quarter of 2013 should offset the decline we now anticipate for the first quarter of 2014, due primarily to one less start date.  For the year ending September 30, 2014, we expect high single digit growth in applications and yet with the time lag for conversions, we expect relatively flat new student starts. With a focus on persistence and helping students overcome macro-economic headwinds with increased use of scholarships and smaller tuition increases, we expect a low single digit level of revenue growth. Despite these challenges, with a continuation of our focus on efficiencies and student outcomes, we believe we will be able to achieve meaningful growth in operating results. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2013	2012	2011
Revenues	100.0%	100.0%	100%
Operating expenses:
Educational services and facilities	52.4%	51.3%	49.4%
Selling, general and administrative	46.0%	45.3%	40.7%
Total operating expenses	98.4%	96.6%	90.1%
Income from operations	1.6%	3.4%	9.9%
Interest income, net	0.1%	0.1%	—%
Other income	0.1%	0.1%	0.1%
Total other income	0.2%	0.2%	0.1%
Income before income taxes	1.8%	3.6%	10.0%
Income tax expense	0.8%	1.4%	4.0%
Net income	1.0%	2.2%	6.0%

Our earnings before interest, tax, depreciation and amortization (EBITDA) for the years ended September 30, 2013, 2012 and 2011 were $29.8 million, $39.5 million and $70.6 million, respectively. EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income in determining financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net income as follows:

	Year Ended September 30,
	2013	2012	2011

Net income	$3,810	$9,032	$26,897
Interest income, net	(234)	(302)	(252)
Income tax expense	3,008	5,930	18,192
Depreciation and amortization	23,251	24,831	25,731
EBITDA	$29,835	$39,491	$70,568
Return on equity for the trailing four quarters ended September 30, 2013 was 2.7% compared to 6.2% for the trailing four quarters ended September 30, 2012. Return on equity is calculated as the sum of net income for the last four quarters divided by the average of our total shareholders’ equity balances at the end of each of the last five quarters.

Student retention/completion rate

Our consolidated student retention/completion rate is based on new students that began one of our programs during a fiscal year and completed or are still attending as of September 30 of the following fiscal year. The following table sets forth our consolidated student retention/completion rate during each of the periods indicated:

	Year Ended September 30,
	2013	2012	2011

Consolidated student retention/completion	66%	65%	65%

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Revenues. Our revenues for the year ended September 30, 2013 were $380.3 million, a decrease of $33.3 million, or 8.0%, as compared to revenues of $413.6 million for the year ended September 30, 2012. The 9.1% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $39.8 million. The decrease was partially offset by tuition rate increases between 2% and 4%, depending on the program. Our revenues for the years ended September 30, 2013 and 2012 excluded $19.5 million and $14.1 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $2.3 million and $1.5 million of revenues and interest under the proprietary loan program for the years ended September 30, 2013 and 2012, respectively.
Over the past year, we have increased the amount of scholarships granted to our students to assist those who have a financial need in funding a portion of their education. Because scholarships are recognized ratably over the term of the student’s course or program in accordance with our revenue recognition policy, the increase in scholarships granted has not had a significant impact to our revenues for the year ended September 30, 2013.
Educational services and facilities expenses. Our educational services and facilities expenses for the year ended September 30, 2013 were $199.5 million, representing a decrease of $12.5 million, or 5.9%, as compared to $212.0 million for the year ended September 30, 2012.

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2013	2012
	(In thousands)
Salaries expense	$86,963	$92,157
Employee benefits and tax	16,746	18,228
Bonus expense	928	2,386
Stock-based compensation	617	1,080
Compensation and related costs	105,254	113,851
Occupancy costs	37,151	36,851
Other educational services and facilities expense	20,956	21,370
Depreciation and amortization expense	18,600	19,035
Supplies and maintenance	9,351	10,239
Tools and training aids expense	8,228	10,633
	$199,540	$211,979
Compensation and related costs decreased $8.6 million for the year ended September 30, 2013, as compared to the prior year. The decrease was primarily attributable to the reduction in workforce undertaken in September 2012, which was completed to continue to align our cost structure with our lower average student population. Additionally, bonus expense decreased primarily due to operating results lower than bonus payout thresholds during the current year as well as a reduction in the bonus plan payout levels for 2013.

Tools and training aids expense and supplies and maintenance decreased a combined $3.3 million for the year ended September 30, 2013, as compared to the prior year. The decrease was primarily due to our lower average undergraduate full-time student enrollments during the year as well as our cost savings efforts in anticipation of lower average student populations for 2013.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended September 30, 2013 were $174.8 million, representing a decrease of $12.7 million, or 6.8%, as compared to $187.5 million for the year ended September 30, 2012.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2013	2012
	(In thousands)
Salaries expense	$73,309	$73,870
Employee benefits and tax	15,406	16,186
Bonus expense	2,797	5,453
Stock-based compensation	5,607	5,412
Compensation and related costs	97,119	100,921
Advertising expense	36,986	42,127
Other selling, general and administrative expenses	24,014	25,422
Bad debt expense	4,762	5,175
Depreciation and amortization expense	4,651	5,796
Contract services expense	4,836	5,378
Legal expense	2,431	2,639
	$174,799	$187,458
Compensation and related costs decreased $3.8 million for the year ended September 30, 2013, as compared to the prior year. The decrease was primarily attributable to lower bonus expense, as a result of operating results lower than bonus payout thresholds during the current year and a reduction in the bonus plan payout levels for 2013. Salaries expense decreased primarily as a result of the reduction in workforce undertaken in September 2012. The decrease was partially offset by an increase in severance charges. We recorded severance charges of approximately $1.6 million during the year ended September 30, 2013, including $0.3 million in stock-based compensation expense, related to the upcoming retirement of the Chairman of our Board of Directors. During the year ended September 30, 2012, we recorded approximately $0.9 million in severance charges related to the reduction in workforce.
Advertising expense decreased $5.1 million for the year ended September 30, 2013, as compared to the prior year. The decrease was primarily due to accelerated spending in the same periods in the prior year. We continue to execute on our plan to optimize marketing to generate higher quality inquiries from potential students while controlling our costs.
As discussed in Part I, Item 3 of this Report on Form 10-K, we settled the legal matters related to the FCA suit and the DOL Complaint. During the year ended September 30, 2013, we incurred an increase in related legal services and settlement expenses, which were partially offset by insurance recoveries. This resulted in relatively flat legal expenses as compared to the prior year.
Income taxes. Our provision for income taxes for the year ended September 30, 2013 was $3.0 million, or 44.1% of pre-tax income, compared to $5.9 million, or 39.6% of pre-tax income, for the year ended September 30, 2012. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Net income. As a result of the foregoing, we reported net income for the year ended September 30, 2013 of $3.8 million, as compared to net income of $9.0 million for the year ended September 30, 2012.

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

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2012	2011
	(In thousands)
Salaries expense	$92,157	$97,896
Employee benefits and tax	18,228	19,571
Bonus expense	2,386	3,220
Stock-based compensation	1,080	939
Compensation and related costs	113,851	121,626
Occupancy costs	36,851	36,824
Other educational services and facilities expense	21,370	23,085
Depreciation and amortization expense	19,035	18,929
Supplies and maintenance	10,239	11,455
Tools and training aids expense	10,633	11,709
	$211,979	$223,628

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

Tools and training aids expense and supplies and maintenance decreased a combined $2.3 million for the year ended September 30, 2012, compared to the prior year. The decrease was primarily due to our lower average undergraduate full-time student enrollments during the year as well as our cost savings efforts in anticipation of lower average student populations for 2012.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended September 30, 2012 were $187.5 million, an increase of $3.7 million, or 2.0%, as compared to $183.7 million for the year ended September 30, 2011.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2012	2011
	(In thousands)
Salaries expense	$73,870	$70,132
Employee benefits and tax	16,186	15,864
Bonus expense	5,453	7,808
Stock-based compensation	5,412	5,340
Compensation and related costs	100,921	99,144
Advertising expense	42,127	34,605
Other selling, general and administrative expenses	25,422	27,862
Bad debt expense	5,175	8,679
Depreciation and amortization expense	5,796	6,802
Contract services expense	5,378	5,392
Legal expense	2,639	1,242
	$187,458	$183,726

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

Bad debt expense decreased $3.5 million for the year ended September 30, 2012. Bad debt expense for the year ended September 30, 2011 included approximately $1.5 million related to the non-Title IV federal funding agency clarification discussed in our 2012 Annual Report on Form 10-K. During the year ended September 30, 2012, our focused efforts on financial aid processes and collection activities led to lower out of school student balances and lower bad debt expense. Additionally, we collected approximately $0.6 million on a note receivable, related to the previous sale of a business unit, which had been written off in 2004. As a result of this collection, bad debt expense represents 1.3% of revenue for the year ended September 30, 2012.

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

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flow from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations as well as the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses through the next 12 months.

We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses, as well as subsidizing funding alternatives for our students and expansion of programs at existing campuses. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions and other potential uses of cash. On December 21, 2012; March 29, 2013; June 30, 2013 and September 30, 2013, we paid cash dividends of $0.10 per share on the common stock of the Company. Additionally, as discussed previously, we repurchased approximately $5.4 million of our outstanding common stock during the year ended September 30, 2013. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $93.2 million and $97.1 million as of September 30, 2013 and 2012, respectively.

Our principal source of liquidity is operating cash flows. A majority of our revenues are derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Under our proprietary loan program, we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

Our net cash provided by operating activities was $26.7 million, $18.5 million, and $58.1 million for the years ended September 30, 2013, 2012 and 2011, respectively. The cash provided by operating activities in 2013 was primarily attributable to net income of $3.8 million and adjustments of $29.6 million for non-cash and other items, partially offset by $6.7 million related to the change in our operating assets and liabilities. The increase from 2012 to 2013 was primarily attributable to changes in our operating assets and liabilities.

Changes in operating assets and liabilities

For the year ended September 30, 2013, the changes in our operating assets and liabilities resulted in cash outflows of $6.7 million. The outflows were primarily attributable to changes in deferred revenue. The decrease in deferred revenue resulted in a cash outflow of $5.7 million and was primarily attributable to the timing of student starts, the lower number of students in school and where they were at period end in relation to the completion of their program at September 30, 2013 compared to September 30, 2012.

Partially offsetting the cash outflows was a cash inflow of $1.5 million related to a decrease in prepaid expense and other current assets. The decrease in prepaid expenses and other current assets was primarily related to the reimbursement of certain construction expenses related to the relocation of our Glendale Heights, Illinois campus to, and the design and construction of, a new campus in Lisle, Illinois.

For the year ended September 30, 2012, the changes in our operating assets and liabilities resulted in cash outflows of $18.8 million. The net outflow was primarily attributable to changes in receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, deferred revenue, income tax payable, and other liabilities. The increase in receivables resulted in a cash outflow of $10.1 million and was related to the timing of Title IV disbursements and other cash receipts on behalf of our students. The decrease in deferred revenue resulted in a cash outflow of $8.8 million and was primarily attributable to the timing of student starts, the lower number of students in school and where they were at period end in relation to the completion of their program as of September 30, 2012 compared to September 30, 2011. The increase in prepaid expenses and other current assets resulted in a cash outflow of $3.5 million and was primarily related to a $2.0 million prepaid to fund project plan modifications related to the relocation of our Glendale Heights, Illinois campus to, and the design and construction of a new campus in, Lisle, Illinois. We experienced a cash outflow of $1.3 million due to a decrease in the income taxes payable as of September 30, 2012, as compared to September 30, 2011, which was attributable to the decrease in income before taxes.

Partially offsetting the cash outflows for the year ended September 30, 2012 was a cash inflow of $3.0 million resulting from an increase in accounts payable and accrued expenses. This increase was primarily due to the timing of payments of 2012 bonuses and the accrued severance costs recorded related to the September 2012 reduction in workforce. During the year ended September 30, 2012, we returned approximately $3.1 million of the total $4.3 million obligation recorded related to the clarification from the non Title IV funding agency discussed in our 2012 Annual Report on Form 10-K. Additionally, the increase in other liabilities results in a cash inflow of $2.1 million resulting primarily from a $1.0 million increase in deferred costs associated with the relocation of our Glendale Heights, Illinois campus to, and the design and construction of a new campus in, Lisle, Illinois.

For the year ended September 30, 2011, the changes in our operating assets and liabilities resulted in cash outflows of $10.5 million. The outflows were primarily attributable to changes in accounts payable and accrued expenses, deferred rent liability and income tax payable. The cash outflow of $15.0 million attributable to accounts payable and accrued expenses was primarily due to the payments of 2010 bonuses, accelerated bonus payments in June 2011 due to modifications in our compensation plans and timing of our payroll cycle. The cash outflow was offset by the elimination of current bonus plans in order to comply with the new regulations effective July 1, 2011. In September 2010, we entered into a leasing arrangement to relocate our corporate office headquarters during the second quarter of 2011. The lease included incentives such as a leasehold improvement allowance, moving allowance, and free rent periods which will be recognized on a straight-line basis over the initial lease term resulting in a $6.2 million increase in deferred rent. We experienced a cash inflow of $3.3 million as a result of being in a payable position as of September 30, 2011 rather than a receivable position for income taxes in the prior year.

Investing Activities

For the year ended September 30, 2013, cash used in investing activities was $20.8 million and was primarily related to $9.4 million in purchases of property and equipment and approximately $111.8 million for the purchase of investments. The increase in restricted cash resulted in a cash outflow of $3.7 million and was primarily due to the transfer of funds for loan purchases to a deposit account in connection with our proprietary loan program. The cash outflows were partially offset by approximately $104.1 million of proceeds received upon the maturity of our investments.

For the year ending September 30, 2014, we anticipate our investment in capital expenditures will be lower than the amounts invested for the year ended September 30, 2013 by approximately $13.9 million. We anticipate investing in the range of $5.9 million to $6.3 million in computer equipment and training aids during 2014 as part of the expansion of programs at existing campuses and the integration of our Automotive Technology and Diesel Technology II curricula at our Sacramento, California campus and other future campus locations.

For the year ended September 30, 2012, cash used in investing activities was $16.6 million and was primarily related to $11.3 million in purchases of property and equipment and approximately $92.5 million for the purchase of investments. Approximately $1.9 million of the purchases of property and equipment was invested in the transformation of our Automotive Technology and Diesel Technology II program curricula. Additionally, we invested approximately $4.0 million in a joint venture as discussed previously. The cash outflows were partially offset by approximately $90.6 million of proceeds received upon the maturity of our investments.

For the year ended September 30, 2011, cash used in investing activities was $54.0 million and was primarily related to the purchase of property and equipment and investments in combination with investing in new and replacement training equipment for ongoing operations. The following is a summary of our significant investments in capital expenditure activities.

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

Financing Activities
For the year ended September 30, 2013, cash used in financing activities was $16.0 million and was primarily attributable to the payment of cash dividends on December 21, 2012, March 29, 2013, June 28, 2013, and September 30, 2013 of $0.10 per share totaling $9.8 million and the repurchase of $5.4 million of treasury stock.

For the year ended September 30, 2012, cash used in financing activities was $9.9 million and was primarily attributable to the payment of cash dividends on March 30, June 29, and September 28, 2012 of $0.10 per share totaling $7.4 million and the repurchase of $1.8 million of treasury stock.

For the year ended September 30, 2011, cash provided by financing activities was $0.6 million and was attributable to activity in our stock-based compensation plans.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2013, we purchased 561,400 shares at an average price per share of $9.62 and a total cost of approximately $5.4 million. As of September 30, 2013, we have purchased 705,000 shares at an average price per share of $10.27 and a total cost of approximately $7.3 million under this program.

Contractual Obligations

The following table sets forth, as of September 30, 2013, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Operating leases (1)	$209,067	$29,066	$56,051	$46,964	$76,986
Purchase obligations (2)	49,145	26,807	14,865	6,985	488
Other long-term obligations (3)	65,847	2,443	7,035	6,401	49,968
Total contractual commitments	$324,059	$58,316	$77,951	$60,350	$127,442

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)
Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Additionally, purchase orders outstanding as of September 30, 2013, employment contracts and minimum payments under licensing and royalty agreements are included.

(3)
Includes lease payments for our Lisle, Illinois campus which will be accounted for as a financing obligation. See Note 8 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.

Off-Balance Sheet Arrangements

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees or diplomas to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2013, the total face amount of these surety bonds was approximately $19.2 million.

Additionally, our consolidated balance sheets do not reflect our operating lease obligations described above in "Contractual Obligations" or our proprietary loan program described below in "Critical Accounting Estimates".

Related Party Transactions

Information concerning certain related party transactions is included in Note 11 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2014 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

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

Operating income is negatively impacted during the initial start up of new campus openings. We incur marketing and admissions costs as well as campus personnel costs in advance of the campus opening. Typically we begin to incur such costs approximately 12 to 15 months in advance of the campus opening with the majority of the costs being incurred in the nine month period prior to a campus opening.

	Revenues
	Year Ended September 30,
	2013		2012		2011
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
	($'s in thousands)
December 31	$98,441	25.9%	$106,427	25.7%	$117,447	26.0%
March 31	95,075	25.0%	106,240	25.7%	114,161	25.3%
June 30	90,954	23.9%	99,601	24.1%	108,934	24.1%
September 30	95,798	25.2%	101,284	24.5%	111,358	24.6%
	$380,268	100%	$413,552	100%	$451,900	100%

	Income (Loss) from Operations
	Year Ended September 30,
	2013		2012		2011
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
	($'s in thousands)
December 31	$6,006	101.3%	$7,327	51.9%	$16,853	37.8%
March 31	(1,939)	(32.7)%	3,015	21.4%	11,390	25.6%
June 30	458	7.7%	1,518	10.8%	6,706	15.1%
September 30	1,404	23.7%	2,255	15.9%	9,597	21.5%
	$5,929	100%	$14,115	100%	$44,546	100%

The decline in revenues and income from operations for each of the three month periods ended March 31, June 30, and September 30, 2013 and 2012 and for the three months ended December 31, 2012, as compared to the same periods in the prior year, was primarily due to a decrease in our student population in 2013 and 2012, respectively.

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

Revenue recognition. Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program for which payment has not been received. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 98% of our revenues for each of the years ended September 30, 2013, 2012 and 2011 consisted of tuition. Our undergraduate programs are typically designed to be completed in 45 to 102 weeks and our advanced training programs range from 11 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next twelve months.

Proprietary Loan Program. In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a bank (original bank). During the year ended September 30, 2013, the original bank exercised its right to terminate the agreement effective April 30, 2013. The original bank subsequently agreed to an extension through June 29, 2013. During June 2013, we entered into an agreement with a new bank (the bank), which began accepting student loan applications on June 29, 2013. The terms under the agreement are substantially the same as the agreement with the original bank. Under terms of the related agreement, the bank originates loans for our students who meet our specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.

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

We use estimates that are subjective and require judgment in determining the allowance for doubtful accounts, which are principally based on accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We also monitor and consider external factors such as changes in the economic and regulatory environment. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. When a student with Title IV loans withdraws, Title IV rules determine if we are required to return a portion of Title IV funds to the lender. We are then entitled to collect these funds from the students, but collection rates for these types of receivables is significantly lower than our collection rates for receivables for students who remain in our programs.

Although we believe that our allowance is adequate, if we underestimate the allowances required, additional allowances may be necessary, which would result in increased selling, general and administrative expenses in the period such determination is made.

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

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year. In performing our impairment tests, we first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible, as applicable, is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests to compare the estimated fair value of the reporting unit to the carrying value of its net assets.

The process of evaluating goodwill and indefinite-lived intangibles for impairment is subjective and requires significant judgment at many points during the analysis. If we elect to perform an optional qualitative analysis, we consider many factors including, but not limited to, general economic conditions, industry and market conditions, our market capitalization, financial performance and key business drivers, long-term operating plans and potential changes to significant assumptions used in the most recent fair value analysis for the reporting unit.

When performing a quantitative goodwill impairment test, we generally determine the fair value of reporting units using an income-based approach consisting of a discounted cash flow valuation method. The fair value determination consists primarily of using unobservable inputs under the fair value measurement standards, and we believe our related assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.

We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximated our weighted average cost of capital. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives.

2013 Impairment Testing

We completed our 2013 annual goodwill impairment tests and determined there was no impairment. We performed quantitative goodwill impairment tests using the fair value method described above. The fair values of the reporting units exceeded book values by over 50%. While actual experience will differ from the amounts included in our assessment, we do not believe that a related impairment of our goodwill is reasonably possible in the foreseeable future.

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

Income taxes. We are subject to the income tax laws of the U.S., which are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. As a result, significant judgments and interpretations are required in determining our provision for income taxes. We assess the likelihood that our deferred tax assets will be realized from future taxable income and establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our statement of operations as a charge or credit to income tax expense. We make assumptions, judgments and estimates in determining our provisions for income taxes, assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our estimates are reasonable, changes in tax laws or our interpretation of tax laws, and the outcome of future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Additionally, actual operating results and the underlying amount and category of income in future years could render our current assessment of recoverable deferred tax assets inaccurate.

Contingencies. In the ordinary conduct of the business, we are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. For matters where no loss contingency is recorded, we expense legal fees as incurred. There can be no assurance that the ultimate outcome of any of the lawsuits, investigations or claims pending against us will not have a material adverse effect on our financial condition or results of operations.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements which are not yet effective that are expected to have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. We invest our cash and cash equivalents in mutual funds that invest in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes, U.S. treasury bills and pre-funded municipal bonds collateralized by escrowed-to-maturity U.S. treasury notes. As of September 30, 2013, we held $35.7 million in cash and cash equivalents and $61.7 million in investments. For the year ended September 30, 2013, we earned interest income of $0.2 million. We do not believe that reasonably possible changes in interest rates will have a material effect on our financial position, results of operations or cash flows.

As of September 30, 2013, we did not have short-term or long-term borrowings.

Effect of Inflation

To date, inflation has not had a significant effect on our operations.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-29 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2013 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting are included on pages F-2 and F-3, respectively, of this Report on Form 10-K.

Management’s Certifications

The Company has filed as exhibits to its annual report on Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.

The Company has submitted to the New York Stock Exchange the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth in our proxy statement for the 2014 Annual Meeting of Stockholders under the headings “Election of Directors”; “Corporate Governance and Related Matters”; “Code of Conduct”; “Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth in our proxy statement for the 2014 Annual Meeting of Stockholders under the heading “Executive Compensation”, “Compensation Committee Interlocks” and “Compensation Committee Report” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in our proxy statement for the 2014 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth in our proxy statement for the 2014 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth in our proxy statement for the 2014 Annual Meeting of Stockholders under the heading “Fees Paid to PricewaterhouseCoopers LLP” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

10.4.1*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 21, 2006.)
10.4.2*	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on June 21, 2006.)
10.4.3*	Form of Performance Shares Award Agreement. (Incorporated by reference to Exhibit 10.5.4 to the Registrant’s Annual Report on Form 10-K filed December 1, 2009.)
10.4.4*	Form of Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 11, 2013.)
10.5
Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and Universal Technical Institute of Phoenix, Inc., formerly known as The Clinton Harley Corporation, as tenant. (Filed herewith.)

Exhibit Number	Description
10.6
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

10.9*	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 6, 2010.)
10.10.1*	Employment Agreement, dated March 7, 2011, between the Company and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on March 8, 2011.)
10.10.2*
First Amendment to Employment Agreement, effective as of October 1, 2012, between the Company and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on October 3, 2012.)

10.11.1*	Employment Agreement, dated March 7, 2011, between the Company and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on March 8, 2011.)
10.11.2*
First Amendment to Employment Agreement, effective as of October 1, 2012, between the Company and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on October 3, 2012.)

10.12.1*	Employment Agreement, dated March 7, 2011, between the Company and John C. White. (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on March 8, 2011.)
10.12.2*
First Amendment to Employment Agreement, effective as of October 1, 2012, between the Company and John C. White. (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on October 3, 2012.)

10.12.3*
Severance & Transition Agreement, dated as of September 30, 2013, between Universal Technical Institute, Inc. and John C. White. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on October 4, 2013.)

10.13.1*
Offer Letter, dated as of August 2, 2012, between Universal Technical Institute, Inc. and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on August 21, 2012.)

10.13.2*
Addendum Letter, dated as of August 7, 2012, between Universal Technical Institute, Inc. and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on August 21, 2012.)

10.14*
Amended and Restated Employment Agreement, effective as of October 1, 2012, between the Company and Kenneth J. Cranston. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on November 1, 2012.)

10.15	Form of Retention/Recognition Bonus Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 13, 2011.)
21.1	Subsidiaries of Registrant. (Filed herewith.)
23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
24.1	Power of Attorney. (Included on signature page.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101
The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

*Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 4, 2013

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

SIGNATURE	TITLE	DATE
/s/ John C. White John C. White	Chairman of the Board	December 4, 2013

/s/ Kimberly J. McWaters Kimberly J. McWaters	Chief Executive Officer (Principal Executive Officer) and Director	December 4, 2013

/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 4, 2013

/s/ David A. Blaszkiewicz David A. Blaszkiewicz	Director	December 4, 2013

/s/ Alan E. Cabito Alan E. Cabito	Director	December 4, 2013

/s/ Conrad A. Conrad Conrad A. Conrad	Director	December 4, 2013

/s/ Dr. Roderick Paige Dr. Roderick Paige	Director	December 4, 2013

/s/ Roger S. Penske Roger S. Penske	Director	December 4, 2013

/s/ Linda J. Srere Linda J. Srere	Director	December 4, 2013

/s/ Kenneth R. Trammell Kenneth R. Trammell	Director	December 4, 2013

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Technical Institute, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Universal Technical Institute, Inc. and its subsidiaries (“the Company”) at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
December 4, 2013

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$35,657	$45,665
Restricted cash	5,748	104
Investments, current portion	57,531	51,455
Receivables, net	11,406	14,910
Deferred tax assets, net	7,452	7,977
Prepaid expenses and other current assets	15,553	14,873
Total current assets	133,347	134,984
Investments, less current portion	4,188	4,533
Property and equipment, net	103,070	91,939
Goodwill	20,579	20,579
Deferred tax assets, net	8,835	5,576
Other assets	9,444	10,547
Total assets	$279,463	$268,158
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$39,229	$40,865
Deferred revenue	46,890	52,564
Accrued tool sets	3,971	4,264
Income tax payable	79	744
Other current liabilities	2,192	1,003
Total current liabilities	92,361	99,440
Deferred rent liability	11,932	12,946
Construction liability	27,632	2,421
Other liabilities	8,768	7,266
Total liabilities	140,693	122,073
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,535,847 shares issued and 24,643,520 shares outstanding as of September 30, 2013 and 30,222,132 shares issued and 24,891,205 shares outstanding as of September 30, 2012	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	171,087	166,970
Treasury stock, at cost, 5,892,327 shares as of September 30, 2013 and 5,330,927 as of September 30, 2012	(89,346)	(83,924)
Retained earnings	57,026	63,036
Total shareholders’ equity	138,770	146,085
Total liabilities and shareholders’ equity	$279,463	$268,158

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended September 30,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues	$380,268	$413,552	$451,900
Operating expenses:
Educational services and facilities	199,540	211,979	223,628
Selling, general and administrative	174,799	187,458	183,726
Total operating expenses	374,339	399,437	407,354
Income from operations	5,929	14,115	44,546
Other income:
Interest income	235	306	258
Interest expense	(1)	(4)	(6)
Other income	655	545	291
Total other income, net	889	847	543
Income before income taxes	6,818	14,962	45,089
Income tax expense	3,008	5,930	18,192
Net income	$3,810	$9,032	$26,897
Earnings per share:
Net income per share - basic	$0.16	$0.37	$1.10
Net income per share - diluted	$0.15	$0.36	$1.09
Weighted average number of shares outstanding:
Basic	24,515	24,711	24,427
Diluted	24,704	24,937	24,740
Cash dividends declared per common share	$0.40	$0.30	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Treasury Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance as of September 30, 2010	29,149	$3	$150,012	4,870	$(76,506)	$34,532	$108,041
Net income	—	—	—	—	—	26,897	26,897
Issuance of common stock under employee plans	517	—	1,269	—	—	—	1,269
Shares withheld for payroll taxes	(106)	—	(1,739)	—	—	—	(1,739)
Tax benefit from employee stock plans	—	—	638	—	—	—	638
Stock-based compensation	—	—	6,317	—	—	—	6,317
Balance as of September 30, 2011	29,560	$3	$156,497	4,870	$(76,506)	$61,429	$141,423
Net income	—	—	—	—	—	9,032	9,032
Issuance of common stock under employee plans	452	—	550	—	—	—	550
Shares withheld for payroll taxes	210	—	4,204	317	(5,569)	—	(1,365)
Tax benefit from employee stock plans	—	—	(773)	—	—	—	(773)
Stock-based compensation	—	—	6,492	—	—	—	6,492
Shares repurchased	—	—	—	144	(1,849)	—	(1,849)
Cash dividends declared	—	—	—	—	—	(7,425)	(7,425)
Balance as of September 30, 2012	30,222	$3	$166,970	5,331	$(83,924)	$63,036	$146,085
Net income	—	—	—	—	—	3,810	3,810
Issuance of common stock under employee plans	421	—	525	—	—	—	525
Shares withheld for payroll taxes	(107)	—	(1,263)	—	—	—	(1,263)
Tax benefit from employee stock plans	—	—	(1,059)	—	—	—	(1,059)
Stock-based compensation	—	—	5,914	—	—	—	5,914
Shares repurchased	—	—	—	561	(5,422)	—	(5,422)
Cash dividends declared	—	—	—	—	—	(9,820)	(9,820)
Balance as of September 30, 2013	30,536	$3	$171,087	5,892	$(89,346)	$57,026	$138,770

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$3,810	$9,032	$26,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,156	23,819	24,842
Amortization of held-to-maturity investments	2,023	1,757	1,195
Bad debt expense	4,762	5,790	8,679
Stock-based compensation	6,224	6,492	6,279
Excess tax benefit from stock-based compensation	—	(159)	(1,081)
Deferred income taxes	(3,793)	(8,490)	2,296
Training equipment credits earned, net	(1,926)	(1,127)	(1,501)
Loss on disposal of property and equipment	184	203	957
Changes in assets and liabilities:
Receivables	(1,258)	(10,109)	(1,240)
Prepaid expenses and other current assets	1,486	(3,520)	391
Other assets	(1,223)	(1,227)	(1,486)
Accounts payable and accrued expenses	(700)	3,037	(15,009)
Deferred revenue	(5,674)	(8,830)	(1,882)
Income tax payable/receivable	(665)	(1,288)	3,279
Accrued tool sets and other current liabilities	896	(96)	231
Deferred rent liability	(1,014)	1,147	6,178
Other liabilities	1,445	2,078	(953)
Net cash provided by operating activities	26,733	18,509	58,072
Cash flows from investing activities:
Purchase of property and equipment	(9,352)	(11,342)	(29,098)
Proceeds from disposal of property and equipment	54	6	64
Purchase of investments	(111,848)	(92,503)	(89,538)
Proceeds received upon maturity of investments	104,094	90,640	64,585
Proceeds from note receivable	—	615	—
Investment in joint venture	—	(4,000)	—
Restricted cash	(3,709)	—	—
Net cash used in investing activities	(20,761)	(16,584)	(53,987)
Cash flows from financing activities:
Payment of cash dividends	(9,820)	(7,425)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(1,263)	(1,365)	(1,739)
Proceeds from issuance of common stock under employee plans	525	550	1,269
Excess tax benefit from stock-based compensation	—	159	1,081
Purchase of treasury stock	(5,422)	(1,849)	—
Net cash (used in) provided by financing activities	(15,980)	(9,930)	611
Net (decrease) increase in cash and cash equivalents	(10,008)	(8,005)	4,696
Cash and cash equivalents, beginning of period	45,665	53,670	48,974
Cash and cash equivalents, end of period	$35,657	$45,665	$53,670
Supplemental disclosure of cash flow information:
Taxes paid	$7,467	$15,708	$12,615
Training equipment obtained in exchange for services	$1,164	$1,921	$1,399
Change in accrued capital expenditures during the period	$(1,088)	$933	$(2,434)
Construction in progress financed by construction liability during the period	$25,211	$2,421	$—
Stock based compensation classified as liability instruments	$310	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

1.    Business Description
Universal Technical Institute, Inc. (“UTI” or, collectively, “we” and “our”) provides postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree and diploma programs at 11 campuses and advanced training programs that are sponsored by the manufacturer or dealer at dedicated training centers. We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (HEA). For further discussion, see Concentration of Risk and Note 16 “Governmental Regulation and Financial Aid”.
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
Revenue Recognition
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program for which payment has not been received. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 98% of our revenues for each of the years ended September 30, 2013, 2012 and 2011 consisted of tuition. The majority of our undergraduate programs are designed to be completed in 45 to 102 weeks and our advanced training programs range from 11 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies, student housing and other revenues. Sales of textbooks and program supplies, revenue related to student housing and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next twelve months.

Proprietary Loan Program

In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a bank (original bank). During the year ended September 30, 2013, the original bank exercised its right to terminate the agreement effective April 30, 2013. The original bank subsequently agreed to an extension through June 29, 2013. During June 2013, we entered into an agreement with a new bank (the bank), which began accepting student loan applications on June 29, 2013. The terms under the agreement are substantially the same as the agreement with the original bank.

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

The bank provides these services in exchange for a fee at a percentage of the principal balance of each loan and related fees. Under the terms of the related agreement, we transfer funds for loan purchases to a deposit account with the bank in advance of the bank funding the loan which secures our related loan purchase obligation. We have a $1.0 million deposit with the original bank to secure our remaining loan purchase obligation. Such funds deposited with both banks are classified as restricted cash in our condensed consolidated balance sheet as of September 30, 2013.

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $2.0 million, $1.5 million and $0.9 million for the years ended September 30, 2013, 2012 and 2011 respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our consolidated balance sheets.
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

	Year Ended September 30,			Inception to date
	2013	2012	2011
Tuition and interest income excluded	$22,977	$17,097	$9,158	$69,859
Amounts collected and recognized	(2,277)	(1,574)	(857)	(5,022)
Amounts written off	(6,295)	(6,352)	(5,926)	(20,995)
Net amount excluded during the period	$14,405	$9,171	$2,375	$43,842
As of September 30, 2013, we had committed to provide loans to our students for approximately $85.9 million since inception.

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our consolidated balance sheets:

	Year Ended September 30,
	2013	2012
Balance at beginning of period	$42,880	$26,863
Loans extended	22,004	20,968
Interest accrued	3,455	2,975
Amounts collected and recognized	(2,277)	(1,574)
Amounts written off	(6,295)	(6,352)
Balance at end of period	$59,767	$42,880

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
We review our held-to-maturity investments for impairment quarterly to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments during the years ended September 30, 2013 and 2012.
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
Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year. During the year ended September 30, 2013, we utilized a discounted cash flow model that incorporated estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model included future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximated our weighted average cost of capital. Based upon our annual assessments, we determined that our goodwill was not impaired as of September 30, 2013 and 2012, and that impairment charges were not required. While actual experience will differ from the amounts included in our assessment, we do not believe that a related impairment of our goodwill is reasonably possible in the foreseeable future.

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
Advertising Costs
Costs related to advertising are expensed as incurred and totaled approximately $37.0 million, $42.1 million and $34.6 million for the years ended September 30, 2013, 2012 and 2011, respectively.
Stock-Based Compensation
Historically, we have issued stock units with vesting subject to a market condition (market shares), stock options and restricted stock. During the year ended September 30, 2013, we issued restricted stock units solely subject to service conditions. We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for restricted stock awards and restricted stock units with only service conditions on a straight-line basis over the requisite service period. We recognize compensation expense for market shares over the requisite period. All compensation expense for market share grants is recognized for participants who fulfill the requisite service period, regardless of whether the market condition for issuing shares is satisfied. We did not grant stock options during the years ended September 30, 2013, 2012 and 2011.
Compensation expense associated with restricted stock awards and restricted stock units is measured based on the grant date fair value of our common stock, discounted for non-participation in anticipated dividends during the vesting period. The requisite service period for restricted stock awards and restricted stock units is generally the vesting period. Compensation expense is recognized only for those awards that are expected to vest, which we estimate based upon historical forfeitures.
The fair value of market shares is estimated using a Monte Carlo simulation which requires assumptions for expected volatilities, correlation coefficients, risk-free rates of return, and dividend yields. The vesting condition for market shares is based on total shareholder return which is the comparison of the change in our stock price and dividends to the change in stock price and dividends of the companies included in a nationally recognized stock index for the measurement periods included in the grant. Expected volatilities are derived using a method that calculates historical volatility over a period equal to the length of the measurement period for us and the companies included in the related index. Correlation coefficients are based on the same data used to calculate historical volatilities and are used to model how our stock price moves in relation to the companies included in the related index. We use a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assume that any dividends paid were reinvested.
Stock-based compensation expense of $6.2 million, $6.5 million and $6.3 million (pre-tax) was recorded for the years ended September 30, 2013, 2012 and 2011, respectively. The tax benefit related to stock-based compensation recognized was $2.4 million, $2.5 million and $2.4 million for the years ended September 30, 2013, 2012 and 2011, respectively.
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
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, investments and receivables. As of September 30, 2013, we held cash and cash equivalents of $35.7 million and investments of $61.7 million invested in pre-funded municipal bonds, collateralized by escrowed-to-maturity U.S. treasury notes, certificates of deposit issued by financial institutions and corporate bonds.

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
We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the U.S. Department of Education (ED) requirements. Approximately 68%, 75%, and 75% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the years ended September 30, 2013, 2012 and 2011, respectively. Additionally, approximately 18%, 9% and 4% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the years ended September 30, 2013, 2012 and 2011, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation, placement on reimbursement status, or termination proceeding which could have a material adverse effect on our business.
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
Fair Value of Financial Instruments
The carrying value of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value as of September 30, 2013 and 2012 due to the short-term nature of these instruments.
Comprehensive Income
We have no items which affect comprehensive income other than net income.
Start-up Costs
Costs related to the start-up of new campuses are expensed as incurred.
3.  Postemployment Benefits
In September 2013, we entered into a severance and transition agreement with the Chairman of our Board of Directors. Under the terms of the agreement we recorded approximately $1.6 million in postemployment benefits. In September 2012, we implemented a nationwide reduction in workforce and provided postemployment benefits to approximately 50 impacted employees. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in December 2015.

The postemployment activity for the year ended September 30, 2013 was as follows:

	Liability Balance at September 30, 2012	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at September 30, 2013
Severance	$2,002	$2,089	$(2,268)	$(267)	$1,556
Other	149	68	(145)	(70)	2
Total	$2,151	$2,157	$(2,413)	$(337)	$1,558

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

4.  Receivables, net
Receivables, net consist of the following:

	September 30,
	2013	2012
Tuition receivables	$12,545	$16,254
Other receivables	3,010	2,764
Receivables	15,555	19,018
Less allowance for uncollectible accounts	(4,149)	(4,108)
	$11,406	$14,910
The allowance for uncollectible accounts is estimated using our historical write-off experience applied to the receivable balances for students who are no longer attending school due to graduation or withdrawal or who are in school and have receivable balances in excess of financial aid available to them. We write off receivable balances against the allowance for uncollectible accounts at the time we transfer the balance to a third party collection agency.

The following table summarizes the activity for our allowance for uncollectible accounts for the year ended September 30:

	Balance at Beginning of Period	Additions to Bad Debt Expense	Write-offs of Uncollectible Accounts	Balance at End of Period
2013	$4,108	$4,762	$(4,721)	$4,149
2012	$5,269	$5,790	$(6,951)	$4,108
2011	$4,064	$8,679	$(7,474)	$5,269
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

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2013 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$40,942	$22	$—	$40,964
Corporate bonds	11,684	2	(7)	11,679
Certificates of deposit	4,905	—	—	4,905
Due in 1 - 2 years:
Municipal bonds	3,943	4	—	3,947
Certificates of deposit	245	—	—	245
	$61,719	$28	$(7)	$61,740

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

6.  Fair Value Measurements
The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and Level 3, defined as unobservable inputs that are not corroborated by market data. Any transfers of investments between levels occurs at the end of the reporting period.
Assets measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$23,135	$23,135	$—	$—
Corporate bonds	11,679	11,679	—	—
Municipal bonds	44,911	—	44,911	—
Certificates of deposit	5,150	—	5,150	—
Total assets at fair value on a recurring basis	$84,875	$34,814	$50,061	$—

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

		Fair Value Measurements Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$32,506	$32,506	$—	$—
Corporate bonds	18,215	18,215	—	—
Municipal bonds	23,566	—	23,566	—
Certificates of deposit	14,209	—	14,209	—
Commercial paper	4,506	—	4,506	—
Total assets at fair value on a recurring basis	$93,002	$50,721	$42,281	$—

7.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	September 30, 2013	September 30, 2012
Land	—	$1,456	$1,456
Building and building improvements	35	13,741	13,675
Leasehold improvements	1-28	48,062	47,185
Training equipment	3-10	82,270	79,952
Office and computer equipment	3-10	37,206	39,656
Software developed for internal use	3-5	10,895	11,048
Curriculum development	5	18,716	18,716
Vehicles	5	1,005	949
Construction in progress	—	33,158	7,225
		246,509	219,862
Less accumulated depreciation and amortization		(143,439)	(127,923)
		$103,070	$91,939

At September 30, 2013, construction in progress included $27.6 million related to the design and construction of our Lisle, Illinois campus.
Depreciation expense related to our property and equipment was $18.4 million, $19.3 million and $19.9 million for the years ended September 30, 2013, 2012 and 2011, respectively. Amortization expense related to curriculum development and software developed for internal use was $4.8 million, $5.6 million and $5.9 million for the years ended September 30, 2013, 2012 and 2011, respectively.

8.   Build-to-Suit Lease
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
Under these agreements, we retained all construction risk and therefore, for accounting purposes, were considered the owner during the construction period. We have recorded approximately $27.6 million in construction in progress and $27.6 million in the related construction liability on our consolidated balance sheet as of September 30, 2013. The construction management agreement required us to fund any budget overruns related to this construction project. Furthermore, although we were owners during the construction period, we do not own the underlying land. Therefore, we have an imputed operating lease expense related to our use of the land that is recognized from the time we entered into the agreement through the initial lease term and was approximately $0.3 million for the year ended September 30, 2013.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Construction was completed during November 2013 and the facility was placed into service effective December 1, 2013. We have determined that we have continued involvement in the facility after the construction period was completed, which precludes us from achieving sale-leaseback accounting. As such, we did not derecognize the facility or related construction liability upon occupancy and will continue to account for the arrangement as a financing obligation. Accordingly,the asset and a corresponding financing obligation are included in our consolidated balance sheet on December 1, 2013. The asset will be depreciated over the initial lease term of 18 years. The financing obligation will be amortized through the effective interest method in which a portion of the lease payments will be recognized as interest expense, a portion will be allocated to the imputed land lease and the remaining portion will decrease the financing obligation. Future minimum financing payments under this lease as of September 30, 2013 are as follows:

Years ending September 30,
2014	$2,286
2015	2,852
2016	2,914
2017	2,978
2018	3,044
Thereafter	46,808
$60,882
Concurrent with the lease agreement, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (JV). In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in other assets in the consolidated balance sheet as of September 30, 2013. We will recognize our proportionate share of the JV’s net income or loss, during each accounting period, as a change in our investment. We will evaluate the investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To the extent the book value of the investment exceeds its assessed fair value, we will record an appropriate impairment charge. No impairment charge was required during the year ended September 30, 2013.
We have also entered into a related tax increment financing arrangement which provides us with a tax rebate up to $6.2 million with respect to property taxes paid for the Lisle, Illinois campus. The agreement requires specific actions performed by us throughout the term in order for us to continue receiving the tax rebate.

9.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30, 2013	September 30, 2012
Accounts payable	$13,758	$8,246
Accrued compensation and benefits	16,858	24,372
Other accrued expenses	8,613	8,247
	$39,229	$40,865

10.   Income Taxes
The components of income tax expense are as follows:

	Year Ended September 30,
	2013	2012	2011
Current expense	$6,801	$14,420	$15,896
Deferred (benefit) expense	(3,793)	(8,490)	2,296
Total provision for income taxes	$3,008	$5,930	$18,192

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35.0% to pre-tax income for the year. The reasons for the differences are as follows:

	Year Ended September 30,
	2013	2012	2011
Income tax expense at statutory rate	$2,386	$5,237	$15,781
State income taxes, net of federal tax benefit	503	476	2,086
Other, net	119	217	325
Total income tax expense	$3,008	$5,930	$18,192

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	September 30,
	2013	2012
Gross deferred tax assets:
Compensation not yet deductible for tax	$7,997	$8,652
Allowance for uncollectible accounts	1,618	1,602
Expenses and accruals not yet deductible	7,224	7,192
Deferred revenue	12,110	12,271
Net operating loss carryovers	226	129
State tax credit carryforwards	308	296
Valuation allowance	(224)	(80)
Total deferred tax assets, net	29,259	30,062
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(8,027)	(8,026)
Depreciation and amortization of property and equipment	(4,052)	(7,500)
Prepaid expenses deductible for tax	(893)	(983)
Total deferred tax liabilities, net	(12,972)	(16,509)
Net deferred tax assets	$16,287	$13,553

The deferred tax assets are reflected in the accompanying consolidated balance sheets as follows:

	September 30,
	2013	2012
Current deferred tax assets, net	$7,452	$7,977
Noncurrent deferred tax assets, net	8,835	5,576
Net deferred tax assets	$16,287	$13,553

The following table summarizes the activity for the valuation allowance for the year ended September 30:

	Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Write-offs	Balance at End of Period
2013	$80	$144	$—	$224
2012	$110	$(30)	$—	$80
2011	$—	$110	$—	$110

As of September 30, 2013, we had approximately $0.5 million in deferred tax assets related to state net operating loss and credit carryforwards. These tax attributes will expire in the years 2014 through 2024. During the year ended September 30, 2013, we established a valuation allowance in the amount of $0.1 million related to the state net operating loss carry-forwards, as it is more likely than not that the net operating losses will expire unutilized.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which these filings relate. Our tax returns for the years ended September 30, 2010 through September 30, 2012 remain subject to examination by the Internal Revenue Service and our tax returns for the years ended September 30, 2009 through September 30, 2012 remain subject to examinations by various state taxing authorities.

11.   Commitments and Contingencies
Operating Leases
We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Two of our campus properties are leased from a related party. Future minimum rental commitments as of September 30, 2013 for all non-cancelable operating leases are as follows:

Years ending September 30,
2014	$29,066
2015	28,791
2016	27,260
2017	23,507
2018	23,457
Thereafter	76,986
$209,067

Rent expense for operating leases was approximately $28.9 million, $28.2 million and $28.6 million for the years ended September 30, 2013, 2012 and 2011, respectively.
Rent expense includes rent paid to related parties which was approximately $2.5 million, $2.5 million and $2.4 million for the years ended September 30, 2013, 2012 and 2011, respectively. Since 1991, certain of our properties have been leased from entities controlled by John C. White, the Chairman of our Board of Directors.
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
Additionally, since April 1994, we have leased two of our Phoenix properties under one lease from City Park LLC, a successor in interest of 2844 West Deer Valley LLC and in which the John C. and Cynthia L. White 1989 Family Trust holds a 25% interest. The lease expires on December 31, 2022, and the annual base lease payments for the first year under this lease, as amended, totaled approximately $0.5 million, with annual adjustments of 2% of the total annual rent for the immediately preceding year. We believe that the rental rates under these leases approximated fair market rental value of the properties at the time the lease agreements were negotiated.

Licensing Agreements
In 1997, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses and delivery of services on our campuses. The agreement was amended in January 2013. Under the terms of the amended license agreement, we are committed to pay royalties based upon a flat fee per student for students who attend the licensed program. Minimum payments are $0.6 million for calendar years 2013 and 2014. A license fee is also payable based upon a percentage of net sales related to the sale of any product which bears the licensed trademark. The royalty and license expenses

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

related to this agreement were $0.6 million, $0.7 million and $0.6 million for the years ended September 30, 2013, 2012 and 2011, respectively, and were recorded in educational services and facilities expenses. In addition, we are required to pay a minimum marketing and advertising fee for which in return we receive the right to utilize certain advertising space in the licensor’s published periodicals. The required marketing and advertising fee is $0.8 million and $0.9 million for calendar years 2013 and 2014, respectively. The marketing and advertising fees related to this agreement were $0.9 million for each of the years ended September 30, 2013, 2012 and 2011, and were recorded in selling, general and administrative expenses. The agreement expires December 31, 2014.
In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. The agreement was amended in November 2009. Under the terms of the amended agreement, we are required to pay a flat fee per student for each program a student completes. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than ninety days notification of intent to terminate. License fees related to this agreement were $1.1 million, $1.2 million and $1.5 million for the years ended September 30, 2013, 2012 and 2011, respectively, and were recorded in educational services and facilities expenses.
In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. We are committed to pay royalties based upon revenue and sponsorship revenue, as defined in the agreement, from July 1, 2007 through December 31, 2017, the expiration of the agreement. The agreement required a minimum royalty payment of $1.8 million in calendar year 2013. The minimum royalty payments increase by $0.05 million in each calendar year subsequent to 2010. The expense related to these agreements was $1.7 million, $1.7 million and $2.0 million for the years ended September 30, 2013, 2012 and 2011, respectively, and was recorded in educational services and facilities expenses.

In July 2013, we entered into a training and materials agreement that gives us the right to use certain materials and trademarks in development of our courses. Under the terms of the agreement, we are required to pay a flat fee per student for each related program a student completes. There is an immaterial minimum annual fee required to be paid upon commencement of the program and annually thereafter. The agreement terminates upon the written notice of either party providing not less than 90 days notification of intent to terminate. There was no expense related to this agreement for the year ended September 30, 2013.
Vendor Relationships
We have an agreement with a vendor that allows us to purchase promotional tool kits for our students at a discount from the vendor’s list price. In addition, we earn credits that are redeemable for equipment from the vendor that we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant the vendor exclusive access to our campuses, to display advertising and to use their tools to train our students. Under the related agreement, which expires in April 2017, we are required to maintain a minimum balance of $1.0 million in credits earned on student purchases. The credits under this agreement may be redeemed in multiple ways, which historically has been for additional equipment at the full retail list price, which is more than we would be required to pay using cash. Upon termination of the agreement, we continue to earn credits relative to promotional tool kits we purchase or additional tools our active students purchase. We continue to earn these credits until a tool kit is provided to the last student eligible under the agreement. A net prepaid expense with the vendor resulted from an excess of credits earned over credits used of $5.7 million and $4.0 million as of September 30, 2013 and 2012, respectively.
Students are provided a voucher which can be redeemed for a tool kit near graduation. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool kit vouchers are provided. Our consolidated balance sheets include an accrued tool set liability of $4.0 million and $4.3 million as of September 30, 2013 and 2012, respectively. Additionally, our liability to the vendor for vouchers redeemed by students was $1.1 million and $1.9 million as of September 30, 2013 and 2012, respectively, and is included in accounts payable and accrued expenses in our consolidated balance sheets.
Executive Employment Agreements
We have employment agreements with key executives that provide for continued salary payments and benefits if the executives are terminated for reasons other than cause or in the event of a change in control, as defined in the agreements. The aggregate amount of our commitments under these agreements, including immaterial medical benefit and salary changes effective subsequent to September 30, 2013, is approximately $3.8 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Change in Control Agreements
We have severance agreements with other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in control. Under the terms of the agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements, including immaterial medical benefit and salary changes effective subsequent to September 30, 2013, is approximately $7.9 million.
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
Our obligations under the Plan totaled $3.7 million and $2.5 million as of September 30, 2013 and 2012, respectively, and are included in other liabilities while the cash surrender value of the life insurance policies totaled $4.0 million and $2.5 million as of September 30, 2013 and 2012 respectively, and are included in other assets in our consolidated balance sheets.
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2013, the total face amount of these surety bonds was approximately $19.2 million.
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

As previously disclosed, in November 2011, one of our former employees filed a lawsuit under the Federal False Claims Act (31 U.S.C. § 3729, et seq.) (FCA Suit) in the United States District Court for the District of Arizona Court, alleging that our compensation of our admissions representatives violated the “incentive compensation ban” of Title IV of the Higher Education Act of 1965, as amended, amongst other potential violations allegedly occurring over a number of years. We also disclosed that the same former employee had filed a complaint with the Occupational Safety and Health Administration of the U.S. Department of Labor (DOL) alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act of 2002, as amended (DOL Complaint).

As also previously disclosed, the U.S. Department of Justice informed us that it had declined to intervene in the FCA Suit and closed its investigation and the DOL closed its investigation. Further, we separately entered into a settlement agreement with

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

the former employee, pursuant to which these matters were dismissed and all of her claims against us were resolved. The settlement agreement provided that, in return for the dismissal of her claims, the former employee received a payment only with respect to her claims in the DOL Complaint. Our expense under the settlement agreement, following contribution by our insurer, was approximately $0.4 million and was recorded during the three months ended September 30, 2013. The settlement agreement provides that we and all other defendants named in the FCA Suit and the DOL Complaint (Universal Technical Institute of Arizona, Inc., Universal Technical Institute of Delaware, Inc., Universal Technical Institute of Massachusetts, Inc., Universal Technical Institute of Pennsylvania, Inc., Universal Technical Institute of Phoenix, Inc., Universal Technical Institute of Texas, Inc, Kimberly and Chris McWaters and Eugene and Jane Doe Putnam) expressly deny any liability, wrongdoing, noncompliance or violation of applicable law or regulation.

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of the Company’s business from September 2006 to the present. We responded timely to the request, as well as a follow-up requests for additional information. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying financial statements.

In October 2012 and January 2013, the ACCSC requested certain documentation related to the preliminary investigation by the United States Department of Justice. Pursuant to applicable law and the United States’ request, we were not able to provide the information requested and notified ACCSC as such. In October 2013, we informed the ACCSC of the declination of intervention and closing of investigations as well as the settlement of the former employee’s claims. In addition, at ACCSC’s request, we have provided ACCSC with documentation relating to the actions taken by the Court and the Government. At this time, we cannot predict the eventual scope, duration, outcome or associated costs, if any, of this request and accordingly we have not recorded any liability in the accompanying financial statements.

12.  Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 21, 2012; March 29, 2013; June 28, 2013 and September 30, 2013, we paid cash dividends of $0.10 per share to common stockholders of record as of December 7, 2012; March 15, 2013; June 21, 2013 and September 20, 2013, respectively. The aggregate payment was approximately $9.8 million.
Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2013, we purchased 561,400 shares at an average price per share of $9.62 and a total cost of approximately $5.4 million. As of September 30, 2013, we have purchased 705,000 shares at an average price per share of $10.27 and a total cost of approximately $7.3 million under this program.
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
As of September 30, 2013, 4.2 million shares of common stock were reserved for issuance under the 2003 Plan, of which 1.1 million shares are available for future grant.
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
The following table summarizes the operating expense line and the impact on net income in the consolidated statements of income in which stock-based compensation expense has been recorded:

	Year Ended September 30,
	2013	2012	2011
Educational services and facilities	$617	$1,080	$939
Selling, general and administrative	5,607	5,412	5,340
Total stock-based compensation expense	$6,224	$6,492	$6,279
Income tax benefit	$2,427	$2,532	$2,449
Stock Options
Stock options were issued with exercise prices equal to the closing price of our stock on the grant date and which generally vest ratably over a four-year period. The expiration date of stock options granted under the 2003 Plan is the earlier of the seven or ten-year anniversary of the grant date, based on the terms of the individual grant; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; ninety-days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance; or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance.
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
We did not grant stock options during the years ended September 30, 2013, 2012 and 2011.

The following table summarizes stock option activity under the 2002 and 2003 Plans:

	Number of Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2012	999	$24.21	2.18	$107
Stock options exercised	(21)	$12.67
Stock options forfeited	(95)	$25.68
Outstanding as of September 30, 2013	883	$24.33	1.20	$—
Stock options exercisable as of September 30, 2013	883	$24.33	1.20	$—
As of September 30, 2013, there were no non-vested stock options and there was no unrecognized stock compensation expense related to non-vested stock options.
The total fair value of options which vested during the years ended September 30, 2012 and 2011 was $0.2 million and $0.3 million, respectively. The total fair value of options which vested during the year ended September 30, 2013 was immaterial. The aggregate intrinsic value in the preceding table is based on our closing stock price of $12.13 as of September 30, 2013. The aggregate intrinsic value represents the total intrinsic value that would have been received by the stock option holders had all

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the year ended September 30, 2013 was less than $0.1 million. The total intrinsic value of stock options exercised during the year ended September 30, 2012 and 2011 was $0.5 million and $2.5 million, respectively.
The amount of cash received and associated tax benefits for stock options exercised are summarized as follows:

	Year Ended September 30,
	2013	2012	2011
Cash received	$262	$224	$950
Tax benefits	$6	$178	$961
Restricted Stock Awards
Our restricted stock awards are issued at fair market value which is based on the closing prices of our stock on the grant date, discounted for non-participation in anticipated dividends during the vesting period. The restrictions on these awards generally lapse ratably over a four or five year period based on the terms of the individual grant. The restrictions associated with our restricted stock awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination.
The following table summarizes restricted stock activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock outstanding as of September 30, 2012	1,114	$14.72
Restricted stock awarded	21	$10.78
Restricted stock vested	(344)	$16.10
Restricted stock forfeited	(88)	$14.70
Nonvested restricted stock outstanding as of September 30, 2013	703	$13.93

As of September 30, 2013, unrecognized stock compensation expense related to restricted stock awards was $9.2 million which is expected to be recognized over a weighted average period of 3.1 years.
Restricted Stock Units
Our restricted stock units are issued at fair market value which is based on our closing prices of our stock on the grant date. The restrictions on these units generally lapse ratably over a four or five year period based on the terms of the individual grant. The restrictions associated with our restricted stock units awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination.
The following table summarizes restricted stock unit activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding as of September 30, 2012	—	$—
Restricted stock awarded	589	$9.60
Restricted stock vested	—	$—
Restricted stock forfeited	—	$—
Nonvested restricted stock units outstanding as of September 30, 2013	589	$9.60

As of September 30, 2013, unrecognized stock compensation expense related to restricted stock awards was $5.6 million which is expected to be recognized over a weighted average period of 4.0 years.

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
The September 2010 grant included a measurement period of 36 months. We did not grant market shares during the years ended September 30, 2013, 2012 and 2011. The market shares do not have voting rights or rights to dividends.
Compensation expense for the market shares is recognized over the requisite periods. All compensation expense for the grant will be recognized for participants who fulfill the requisite service period, regardless of whether the market condition for issuing shares is satisfied.
The following table summarizes market share activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested market shares outstanding as of September 30, 2012	56	$26.88
Market shares cancelled(1)	(11)	$26.01
Market shares vested	—	$—
Market shares forfeited(2)	(3)	$27.00
Nonvested market shares outstanding as of September 30, 2013	42	$27.10

(1)	Relates to market shares assumed vested at the end of the prior year measurement period which did not actually vest on the subsequent settlement date.

(2)	Relates to employee terminations.
As of September 30, 2013, unrecognized stock compensation expense related to market shares was less than $0.1 million which is expected to be recognized over a weighted average period of 0.2 years.

13.   Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, if any. For the years ended September 30, 2013, 2012 and 2011, approximately 1.6 million shares, 1.5 million shares and 1.1 million shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share was as follows:

	Year Ended September 30,
	2013	2012	2011
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,515	24,711	24,427
Dilutive effect related to employee stock plans	189	226	313
Diluted shares outstanding	24,704	24,937	24,740

14. Defined Contribution Employee Benefit Plan
We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made matching contributions of approximately $1.2 million, $2.0 million and $1.8 million for the years ended September 30, 2013, 2012 and 2011, respectively.

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
Summary information by reportable segment is as follows:

	Year Ended September 30,
	2013	2012	2011
Revenues
Postsecondary education	$371,663	$403,793	$443,510
Other	8,605	9,759	8,390
Consolidated	$380,268	$413,552	$451,900
Income (loss) from operations
Postsecondary education	$8,359	$16,284	$48,424
Other	(2,430)	(2,169)	(3,878)
Consolidated	$5,929	$14,115	$44,546
Depreciation and amortization
Postsecondary education	$21,796	$23,400	$24,265
Other	360	419	577
Consolidated	$22,156	$23,819	$24,842
Net income (loss)
Postsecondary education	$5,202	$10,256	$29,162
Other	(1,392)	(1,224)	(2,265)
Consolidated	$3,810	$9,032	$26,897

	As of September 30,
	2013	2012	2011
Goodwill
Postsecondary education	$20,579	$20,579	$20,579
Other	—	—	—
Consolidated	$20,579	$20,579	$20,579
Total assets
Postsecondary education	$272,178	$260,497	$263,833
Other	7,285	7,661	2,196
Consolidated	$279,463	$268,158	$266,029

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

State Authorization

Each of our institutions must be authorized by the applicable state education agency for the state in which the institution is located in order to operate and grant degrees or diplomas to its students. Our institutions are subject to extensive, ongoing regulation by each of these states. Additionally, our institutions are required to be authorized by the applicable state education agencies of certain other states in which our institutions recruit students. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.

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

90/10 Rule

A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. For the years ended September 30, 2013, 2012 and 2011, approximately 68%, 75% and 75% respectively, of our revenues, on a cash basis, were derived from funds distributed under Title IV Programs.

Federal Student Loan Defaults

To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. An institution whose cohort default rate is 25% or more for three consecutive federal fiscal years (FFYs) or 40% or more for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs. The HEA expanded the measurement period for defaults from two years to three; a change that is expected to increase our FFEL/DL cohort default rates. The regulations also increased the threshold for an institution to lose eligibility to participate in Title IV Programs from 25% to 30%. The one year threshold of 40% has not been increased. ED began calculating both the two and three-year cohort default rates beginning with the 2009 cohort. Sanctions will be applicable after three consecutive years of the three-year cohort default

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

rates are available, which we anticipate will occur in September of 2014. During the transition period, sanctions will be based on the two-year cohort default rate.

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

17.  Quarterly Financial Summary (Unaudited)

Year ended September 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$98,441	$95,075	$90,954	$95,798	$380,268
Income (loss) from operations	$6,006	$(1,939)	$458	$1,404	$5,929
Net income (loss)	$3,562	$(920)	$296	$872	$3,810
Income (loss) per share:
Basic	$0.14	$(0.04)	$0.01	$0.04	$0.16
Diluted	$0.14	$(0.04)	$0.01	$0.04	$0.15

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Year ended September 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$106,427	$106,240	$99,601	$101,284	$413,552
Income from operations	$7,327	$3,015	$1,518	$2,255	$14,115
Net income	$4,479	$1,932	$1,013	$1,608	$9,032
Income per share:
Basic	$0.18	$0.08	$0.04	$0.06	$0.37
Diluted	$0.18	$0.08	$0.04	$0.06	$0.36

The summation of quarterly per share information does not equal amounts for the full year as quarterly calculations are performed on a discrete basis. Additionally, securities may have had an anti-dilutive effect during individual quarters but not for the full year.