Form 10-Q
period 2013-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2014-01-31
CIK 1261654

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
For the quarterly period ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At January 23, 2014, there were 24,650,066 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2013

Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments, or agency interpretations of such regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity and anticipated timing for ongoing regulatory initiatives; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (“SEC”). The Form 10-K that we filed with the SEC on December 4, 2013 listed various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended. Readers can find them under the heading “Risk Factors” in the Form 10-K and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I – FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2013	September 30, 2013
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$36,934	$35,657
Restricted cash	5,902	5,748
Investments, current	55,688	57,531
Receivables, net	10,078	11,406
Deferred tax assets, net	5,908	7,452
Prepaid expenses and other current assets	16,857	15,553
Total current assets	131,367	133,347
Investments, less current	8,023	4,188
Property and equipment, net	107,182	103,070
Goodwill	20,579	20,579
Deferred tax assets, net	7,885	8,835
Other assets	9,839	9,444
Total assets	$284,875	$279,463
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,672	$39,229
Deferred revenue	47,091	46,890
Accrued tool sets	3,910	3,971
Lease financing obligation, current	519	—
Other current liabilities	2,245	2,271
Total current liabilities	92,437	92,361
Deferred rent liability	11,455	11,932
Lease financing obligation, less current	32,940	—
Construction liability	—	27,632
Other liabilities	9,704	8,768
Total liabilities	146,536	140,693
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,542,393 shares issued and 24,650,066 shares outstanding at December 31, 2013 and 30,535,847 shares issued and 24,643,520 shares outstanding as of September 30, 2013	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	171,461	171,087
Treasury stock, at cost, 5,892,327 shares at December 31 and September 30, 2013	(89,346)	(89,346)
Retained earnings	56,221	57,026
Total shareholders’ equity	138,339	138,770
Total liabilities and shareholders’ equity	$284,875	$279,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended December 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues	$97,029	$98,441
Operating expenses:
Educational services and facilities	51,111	49,692
Selling, general and administrative	42,915	42,743
Total operating expenses	94,026	92,435
Income from operations	3,003	6,006
Other income:
Interest (expense) income, net	(132)	47
Equity in earnings of unconsolidated affiliate	81	—
Other income	275	119
Total other income	224	166
Income before income taxes	3,227	6,172
Income tax expense	1,567	2,610
Net income	$1,660	$3,562
Earnings per share:
Net income per share - basic	$0.07	$0.14
Net income per share - diluted	$0.07	$0.14
Weighted average number of shares outstanding:
Basic	24,645	24,761
Diluted	24,839	24,814
Cash dividend declared per common share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2013	30,536	$3	$171,087	5,892	$(89,346)	$57,026	$138,770
Net income	—	—	—	—	—	1,660	1,660
Issuance of common stock under employee plans	8	—	—	—	—	—	—
Shares withheld for payroll taxes	(2)	—	(21)	—	—	—	(21)
Tax charge from employee stock plans	—	—	(945)	—	—	—	(945)
Stock-based compensation	—	—	1,340	—	—	—	1,340
Cash dividend declared	—	—	—	—	—	(2,465)	(2,465)
Balance at December 31, 2013	30,542	$3	$171,461	5,892	$(89,346)	$56,221	$138,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$1,660	$3,562
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,091	5,722
Amortization of assets subject to financing obligation	155	—
Amortization of held-to-maturity investments	627	412
Bad debt expense	1,341	1,544
Stock-based compensation	1,343	1,445
Excess tax benefit from stock-based compensation	(3)	—
Deferred income taxes	1,549	2,427
Equity in earnings of unconsolidated affiliate	(81)	—
Net training equipment credits earned	(244)	(445)
Loss on disposal of property and equipment	48	—
Changes in assets and liabilities:
Receivables	(13)	2,587
Prepaid expenses and other current assets	(1,344)	(443)
Other assets	(316)	(520)
Accounts payable and accrued expenses	(745)	(8,361)
Deferred revenue	201	(9,315)
Income tax payable/receivable	(79)	(866)
Accrued tool sets and other current liabilities	163	586
Deferred rent liability	(477)	(348)
Other liabilities	534	422
Net cash provided by (used in) operating activities	9,410	(1,591)
Cash flows from investing activities:
Purchase of property and equipment	(2,927)	(2,756)
Proceeds from disposal of property and equipment	77	24
Purchase of investments	(11,354)	(21,975)
Proceeds received upon maturity of investments	8,735	18,419
Increase in restricted cash	(140)	—
Net cash used in investing activities	(5,609)	(6,288)
Cash flows from financing activities:
Payment of cash dividend	(2,465)	(2,470)
Repayment of long-term financing obligation	(41)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(21)	(17)
Proceeds from issuance of common stock under employee plans	—	262
Excess tax benefit from stock-based compensation	3	—
Purchase of treasury stock	—	(5,364)
Net cash used in financing activities	(2,524)	(7,589)
Net increase (decrease) in cash and cash equivalents	1,277	(15,468)
Cash and cash equivalents, beginning of period	35,657	45,665
Cash and cash equivalents, end of period	$36,934	$30,197
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$1,223	$1,050
Training equipment obtained in exchange for services	$878	$158
Change in accrued capital expenditures during the period	$70	$(1,318)
Construction in progress financed by construction liability during the period	$5,868	$4,933
Construction liability recognized as financing obligation	$33,500	$—
Interest paid	$190	$1
Stock based compensation classified as liability instruments	$3	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

1.    Nature of the Business

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time student enrollment and graduates. We offer undergraduate degree and diploma programs at 11 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute and NASCAR Technical Institute. We also offer manufacturer specific training (MSAT) programs, including student paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.

We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (HEA). For further discussion, see Concentration of Risk and Note 16 “Governmental Regulation and Financial Aid” included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 4, 2013.
2.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K filed with the SEC on December 4, 2013.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Amortized cost and fair value for investments classified as held-to-maturity as of December 31, 2013 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$42,989	$23	$—	$43,012
Corporate bonds	10,074	4	(2)	10,076
Certificates of deposit	2,625	—	—	2,625
Due in 1 - 2 years:
Municipal bonds	4,285	4	(1)	4,288
Corporate bonds	1,506	—	(2)	1,504
Certificates of deposit	2,232	—	—	2,232
	$63,711	$31	$(5)	$63,737
Amortized cost and fair value for investments classified as held-to-maturity as of September 30, 2013 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$40,942	$22	$—	$40,964
Corporate bonds	11,684	2	(7)	11,679
Certificates of deposit	4,905	—	—	4,905
Due in 1 - 2 years:
Municipal bonds	3,943	4	—	3,947
Certificates of deposit	245	—	—	245
	$61,719	$28	$(7)	$61,740
Investments are exposed to various risks, including interest rate, market and credit risk. As a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of income.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Assets measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$28,908	$28,908	$—	$—
Corporate bonds	11,580	11,580	—	—
Municipal bonds	47,300	—	47,300	—
Certificates of deposit	4,857	—	4,857	—
Total assets at fair value on a recurring basis	$92,645	$40,488	$52,157	$—

		Fair Value Measurements Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$23,135	$23,135	$—	$—
Corporate bonds	11,679	11,679	—	—
Municipal bonds	44,911	—	44,911	—
Certificates of deposit	5,150	—	5,150	—
Total assets at fair value on a recurring basis	$84,875	$34,814	$50,061	$—

5.  Postemployment Benefits

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

The postemployment activity for the three months ended December 31, 2013 was as follows:

	Liability Balance at September 30, 2013	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at December 31, 2013
Severance	$1,714	$127	$(245)	$(5)	$1,591
Other	2	—	(2)	—	—
Total	$1,716	$127	$(247)	$(5)	$1,591

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.
6.   Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, if any. For the three months ended December 31, 2013 and 2012, 749,233 shares and 1,939,435 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share was as follows:

	Three Months Ended December 31,
	2013	2012
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,645	24,761
Dilutive effect related to employee stock plans	194	53
Diluted shares outstanding	24,839	24,814

7.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2013	September 30, 2013
Land	—	$1,456	$1,456
Building and building improvements	35	50,712	13,741
Leasehold improvements	1-28	38,935	48,062
Training equipment	3-10	82,786	82,270
Office and computer equipment	3-10	37,590	37,206
Curriculum development	5	18,716	18,716
Software developed for internal use	3-5	10,895	10,895
Vehicles	5	1,015	1,005
Construction in progress	—	3,392	33,158
		245,497	246,509
Less accumulated depreciation and amortization		(138,315)	(143,439)
		$107,182	$103,070

The following amounts, which are included in the above table, represent assets financed by financing obligations:

December 31, 2013
Building and building improvements	$33,500
Less accumulated depreciation and amortization	(155)
Assets financed by financing obligations, net	$33,345

As previously disclosed, we entered into a build-to-suit facility lease agreement and a construction management agreement related to the relocation of our Glendale Heights, Illinois campus to, and the design and construction of a new campus in, Lisle, Illinois. Under these agreements, we retained all construction risk and therefore, for accounting purposes, were considered the owner during the construction period. We recorded approximately $27.6 million in construction in progress and $27.6 million in the related construction liability on our condensed consolidated balance sheet as of September 30, 2013.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Construction was completed during November 2013 and the facility was placed into service effective December 1, 2013. The investment in the joint venture related to the lease of this facility represents continuing involvement after the construction period was completed. Therefore, we will continue to account for the arrangement as a financing obligation and have an imputed operating lease related to our use of the land. Accordingly, the asset and a corresponding lease financing obligation are included in our condensed consolidated balance sheet. The asset will be depreciated over the initial lease term of 18 years. The financing obligation is amortized through the effective interest method in which a portion of the lease payments is recognized as interest expense, a portion is allocated to the imputed land lease and the remaining portion will decrease the financing obligation. Future minimum lease payments under this lease as of December 31, 2013 are as follows:

Years ending September 30,	Financing Obligations	Operating Leases
2014 (Remaining)	$2,100	$228
2015	2,852	291
2016	2,914	291
2017	2,978	291
2018	3,044	291
Thereafter	46,808	3,823
Total future minimum lease obligation	$60,696	$5,215
Less imputed interest on financing obligation	(26,876)
Less imputed accrued land lease obligation	(361)
Net present value of financing obligation	$33,459

Subsequent Event

In January 2014, we entered into amended lease agreements for certain buildings on our Orlando, Florida campus which extended the lease terms to August 31, 2022 and modified the scheduled rental payments. Additionally, one of the amendments included a provision which allows us to expand the square footage at one of the buildings by approximately 13,500 square feet with an associated tenant improvement allowance of approximately $1.7 million.

Under the agreement, we have retained all construction risk and are responsible for all budget overruns. Therefore, for accounting purposes, we are considered the owner during the construction period. Additionally, during the construction period, the existing building and the addition are considered one unit of account. Accordingly, when construction begins, we will record the existing building and a corresponding financing obligation on our condensed consolidated balance sheet of approximately $5.6 million and discontinue recognizing rent expense.

During construction of the addition, we will record construction costs as construction in progress with a corresponding construction liability on our condensed consolidated balance sheet. Although we are owners during the construction period, we do not own the underlying land. Therefore, we will have an imputed operating lease expense related to our use of the land that will be recognized from the time we entered into the agreement through the end of the construction period. During the construction period, the rental payment on the existing building will be allocated to imputed land lease expense and interest expense, which will then be capitalized, and the remaining portion will decrease the financing obligation.

Upon occupancy of the facility under this lease agreement, we believe that we will not have continuing involvement in the facility after the construction period is complete, and we anticipate that the lease will be accounted for as an operating lease.
As such, we anticipate we will derecognize the existing building, addition, financing obligation and construction liability. Furthermore, we will record prepaid rent related to the rent paid during construction, which will be amortized over the initial lease term.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

8.   Investment in Unconsolidated Affiliate

During the year ended September 30, 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (JV) related to the lease of our Lisle, Illinois campus facility. In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in other assets in our condensed consolidated balance sheet. We recognize our proportionate share of the JV’s net income or loss during each accounting period as a change in our investment. For the three months ended December 31, 2013, our equity in earnings was $0.1 million. We did not recognize any equity in earnings during the three months ended December 31, 2012.

Investment in unconsolidated affiliate consists of the following:

	December 31, 2013		September 30, 2013
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in unconsolidated affiliate	$4,081	27.972%	$4,000	27.972%

9.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2013	September 30, 2013
Accounts payable	$12,759	$13,758
Accrued compensation and benefits	18,155	16,858
Other accrued expenses	7,758	8,613
	$38,672	$39,229
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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of the Company’s business from September 2006 to the present.  We responded timely to the request, as well as to follow-up requests for additional information made in December 2012 and February 2013. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

As previously disclosed, in October 2012 and January 2013, the ACCSC requested certain documentation related to a  preliminary investigation by the United States Department of Justice (“DOJ”) of certain previously disclosed claims under the

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

False Claims Act (31 U.S.C. § 3729, et seq.) (the “FCA Claims”).  Pursuant to applicable law and the United States’ request, we were not able to provide the information requested at that time and notified ACCSC as such. In October 2013, we informed the ACCSC of the declination of intervention and closing of investigation by the DOJ into the FCA Claims, as well as the settlement of such claims with a former employee, and the final agency closing of a related Department of Labor suit.  In addition, at ACCSC’s request, in November 2013, we provided the ACCSC with certain documentation relating to the resolution of these claims. At this time, we cannot predict the eventual scope, duration, outcome or associated costs, if any, of this request and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

Proprietary Loan Program
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a bank.
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
The bank provides these services in exchange for a fee at a percentage of the principal balance of each loan and related fees. Under the terms of the related agreement, we transfer funds for loan purchases to a deposit account with the bank in advance of the bank funding the loan which secures our related loan purchase obligation. Such funds are classified as restricted cash in our condensed consolidated balance sheet.
In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.4 million and $0.7 million for the three months ended December 31, 2013 and 2012, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.

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

	Three Months Ended December 31,		Inception
	2013	2012	to date
Tuition and interest income excluded	$7,001	$6,737	$76,860
Amounts collected and recognized	(700)	(450)	(5,722)
Amounts written off	(1,795)	(987)	(22,790)
Net amount excluded during the period	$4,506	$5,300	$48,348
At December 31, 2013, we had committed to provide loans to our students for approximately $91.0 million since inception.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not reflected in our condensed consolidated balance sheets:

	Three Months Ended December 31,
	2013	2012
Balance at beginning of period	$59,767	$42,880
Loans extended	10,209	10,399
Interest accrued	726	967
Amounts collected and recognized	(700)	(450)
Amounts written off	(1,795)	(987)
Balance at end of period	$68,207	$52,809

11.  Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 20, 2013, we paid cash dividends of $0.10 per share to common stockholders of record as of December 10, 2013 totaling approximately $2.5 million.
Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the three months ended December 31, 2013. As of December 31, 2013, we have purchased 705,000 shares at an average price per share of $10.27 and a total cost of approximately $7.3 million under this program.

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
Summary information by reportable segment is as follows:

	Three Months Ended December 31,
	2013	2012
Revenues
Postsecondary education	$94,292	$95,920
Other	2,737	2,521
Consolidated	$97,029	$98,441
Income (loss) from operations
Postsecondary education	$3,587	$6,656
Other	(584)	(650)
Consolidated	$3,003	$6,006
Depreciation and amortization
Postsecondary education	$5,145	$5,621
Other	101	101
Consolidated	$5,246	$5,722
Net income (loss)
Postsecondary education	$1,920	$3,933
Other	(260)	(371)
Consolidated	$1,660	$3,562

	December 31, 2013	September 30, 2013
Goodwill
Postsecondary education	$20,579	$20,579
Other	—	—
Consolidated	$20,579	$20,579
Total assets
Postsecondary education	$278,036	$272,178
Other	6,839	7,285
Consolidated	$284,875	$279,463

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

13.   Government Regulation and Financial Aid

Gainful Employment
As we disclosed in our 2013 Annual Report on Form 10-K filed with the SEC on December 4, 2013, on June 12, 2013, the Department of Education (ED) published a notice announcing its intent to establish a negotiated rulemaking committee to prepare proposed regulations to establish standards for programs that prepare students for gainful employment in a recognized occupation. A negotiator panel representing various constituencies was established and the negotiation sessions took place in Washington, D.C. in September and November of 2013.  The negotiated rulemaking committee could not agree on proposed draft regulatory language by the December 13, 2013 deadline.  Without consensus, ED is authorized to write the final rule without the committee shaping its language. A notice of proposed rulemaking is expected early in 2014, with a comment period following, and the final rule is expected to be published by November 1, 2014 for an effective date of July 1, 2015.
Congressional Action and Financial Aid Funding
In January 2014, Congress passed an omnibus spending bill to fund the federal government, which the President signed on January 17, 2014.  The bill includes several elements related to higher education and restores campus-based funding programs to pre-sequester levels. Additionally, it increases the maximum Pell grant for the 2014-15 award year from $5,645 to $5,730.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2013 Annual Report on Form 10-K filed with the SEC on December 4, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2013 Annual Report on Form 10-K and included in Part II, Item 1A of this report. See also "Special Note Regarding Forward-Looking Statements" on page ii of this report.
Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time student enrollment and graduates. We offer undergraduate degree and diploma programs at 11 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute and NASCAR Technical Institute. We also offer manufacturer specific training (MSAT) programs, including student paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.

We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Through our relationships with OEMs, we are able to continuously refine and expand our programs and curricula. We believe our industry-oriented educational philosophy and national presence have enabled us to develop valuable industry relationships which provide us with significant competitive strength and support our market leadership. We are a primary, and often the sole, provider of MSAT programs, and we have relationships with over 25 OEMs.

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

2014 Overview
Operations
Lower student population levels as we began 2014, combined with lower new student starts during the period, resulted in declines of 6.7% in our average undergraduate full-time student enrollment to approximately 15,400 students for the three months ended December 31, 2013. We started approximately 2,200 students during the three months ended December 31, 2013, which represents a decrease of 18.5% as compared to the prior year comparable period. The decrease in starts was partially due to one less start date during the quarter, as well as a decline in the percentage of students who started school after applying.
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

•	Competition for prospective students continues to increase from within our sector as well as with traditional post secondary educational institutions;

•	The state of the general macro-economic environment and its impact on price sensitivity and the ability and willingness of students and their families to incur debt; and

•	Unemployment; during periods when the unemployment rate declines or remains stable as it has in recent years, prospective students have more employment options.
Our revenues for the three months ended December 31, 2013 were $97.0 million, a decrease of $1.4 million, or 1.4%, from the prior year. Our operating income for the three months ended December 31, 2013 was $3.0 million, a decrease of $3.0 million from the prior year. Our net income for the three months ended December 31, 2013 was $1.7 million, a decrease of $1.9 million from the prior year. Additionally, our revenues for the three months ended December 31, 2013 excluded $6.3 million of tuition related to students participating in our proprietary loan program.

Balancing the impact of our lower student populations and our highly fixed cost structure with our commitment to invest in our future resulted in lower operating margins for the three months ended December 31, 2013.

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

Build-to-Suit Lease and Investment in Unconsolidated Affiliate

As previously disclosed, in 2012 we entered into a build-to-suit lease, a construction management agreement and a joint venture related to the relocation of our Glendale Heights, Illinois campus to Lisle, Illinois. We moved into our Lisle, Illinois campus during the three months ended December 31, 2013. The transaction was structured based on the desired economic outcome which has resulted in accounting for the lease as a financing obligation and the joint venture using the equity method. See footnotes 7 and 8 to our condensed consolidated financial statements included in this Report on Form 10-Q for further discussion.

Industry Background
The market for qualified service technicians is large and stable. In the most recent data available, the United States Department of Labor (U.S. DOL) estimated that in 2012 there were approximately 701,100 employed automotive technicians in the United States, and this number was expected to increase by 8.6% from 2012 to 2022. Other 2012 estimates provided by the U.S. DOL indicate that the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair, are expected to increase by 8.7%, 13.3%, 6.0% and 5.8%, respectively. The need for technicians is due to a variety of factors, including technological advancement in the industries into which our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service and the increasing lifespan of late-model automobiles and light trucks. As a result of these factors, the U.S. DOL estimates that an average of approximately 37,300 new job openings will exist annually for new entrants from 2012 to 2022 in the fields that we serve, according to data collected. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers who can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.
Automotive Technology and Diesel Technology II Integration

We intend to integrate the Automotive Technology and Diesel Technology II curricula at our Sacramento, California campus in calendar year 2014 and at another campus in calendar year 2015. As we continue to integrate the curricula at our other automotive campuses in future years, we expect to make additional capital investments and incur higher than usual operating expenses.  We anticipate capitalizing an additional $4.6 million to $5.0 million and incurring an additional $2.7 million to $2.9 million in operating expenses related to these integration activities during the year ending September 30, 2014.

Graduate Employment
Our consolidated graduate employment rate for our 2013 graduates during the three months ended December 31, 2013 is above the rate at the same time in the prior year. The rate has improved for our Automotive and Diesel Technology, Collision Repair and Motorcycle programs while the rate has declined for our Marine program.

Regulatory Environment
Gainful Employment
As we disclosed in our 2013 Annual Report on Form 10-K filed with the SEC on December 4, 2013, on June 12, 2013, the Department of Education (ED) published a notice announcing its intent to establish a negotiated rulemaking committee to prepare proposed regulations to establish standards for programs that prepare students for gainful employment in a recognized occupation. A negotiator panel representing various constituencies was established and the negotiation sessions took place in Washington, D.C. in September and November of 2013.  The negotiated rulemaking committee could not agree on proposed draft regulatory language by the December 13, 2013 deadline.  Without consensus, ED is authorized to write the final rule without the committee shaping its language. A notice of proposed rulemaking is expected early in 2014, with a comment period following, and the final rule is expected to be published by November 1, 2014 for an effective date of July 1, 2015. We continue to monitor this activity for any impact to our business.
Congressional Action and Financial Aid Funding
In January 2014, Congress passed an omnibus spending bill to fund the federal government, which the President signed on January 17, 2014.  The bill includes several elements related to higher education and restores campus-based funding programs to pre-sequester levels. Additionally, it increases the maximum Pell grant for the 2014-15 award year from $5,645 to $5,730.

2014 Outlook

We anticipate we will see high single digit start growth in the three months ending March 31, 2014 and low single digit start growth over the nine months ending September 30, 2014. While we are not decreasing tuition, we continue to experiment with different investments and scholarship offers intended to improve persistence and to help students overcome macro-economic headwinds and affordability challenges.  Although these efforts may temporarily impact revenue per student, we are convinced they are necessary to attract sufficient students in order to meet our industry partners’ increasing demand for technicians. As a result, it could be challenging to meet or exceed last year’s revenue and operating results this year.  We continue to be highly focused on expense management, while remaining committed to making the necessary investments in the front end of the business. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2013	2012
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	52.7%	50.5%
Selling, general and administrative	44.2%	43.4%
Total operating expenses	96.9%	93.9%
Income from operations	3.1%	6.1%
Interest (expense) income, net	(0.1)%	0.1%
Other income	0.3%	0.1%
Total other income	0.2%	0.2%
Income before income taxes	3.3%	6.3%
Income tax expense	1.6%	2.7%
Net income	1.7%	3.6%

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Revenues. Our revenues for the three months ended December 31, 2013 were $97.0 million, a decrease of $1.4 million, or 1.4%, as compared to revenues of $98.4 million for the three months ended December 31, 2013. The 6.7% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $6.6 million. The decrease was partially offset by tuition rate increases between 2% and 4%, depending on the program. Our revenues for the three months ended December 31, 2013 and 2012 excluded $6.3 million and $5.8 million, respectively, of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we recognize the related revenues as payments are received from the students participating in this program. We recognized $0.7 million and $0.4 million of revenues and interest under the program during the three months ended December 31, 2013 and 2012, respectively.
Over the past year, we have increased the amount of scholarships offered to our students in an effort to improve the percentage of students who start school after applying. Because scholarships are recognized ratably over the term of the student’s course or program in accordance with our revenue recognition policy, an increase in scholarships accepted does not immediately impact revenues. During the three months ended December 31, 2013, a decline in revenues of approximately $0.3 million is attributable to the increase in scholarships.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2013 were $51.1 million. This represents an increase of $1.4 million as compared to $49.7 million for the three months ended December 31, 2012.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Salaries expense	$21,665	$21,727
Employee benefits and tax	4,041	3,730
Bonus expense	358	548
Stock-based compensation	152	220
Compensation and related costs	26,216	26,225
Occupancy costs	9,511	9,222
Depreciation and amortization expense	4,620	4,688
Other educational services and facilities expense	3,918	3,932
Tools and training aids expense	2,488	2,404
Supplies and maintenance	2,296	2,149
Contract services expense	$2,062	$1,072
	$51,111	$49,692
Contract services expense increased $1.0 million during the three months ended December 31, 2013, as compared to the same period in the prior year. The increase was primarily attributable to an increase in contract services in support of the relocation of our Glendale Heights, Illinois campus to Lisle, Illinois as well as expenses associated with outsourcing certain financial aid processes.
As discussed in footnote 7 to our condensed consolidated financial statements included in this Report on Form 10-Q, in December 2013, we recorded an asset and related financing obligation for our Lisle, Illinois campus. We anticipate the related depreciation expense will be approximately $1.6 million for the year ending September 30, 2014.

In January 2014, we entered into amended lease agreements for certain buildings on our Orlando, Florida campus which extended the lease terms to August 31, 2022 and modified the scheduled rental payments. Additionally, one of the amendments included a provision which allows us to expand the square footage at one of the buildings by approximately 13,500 square feet with an associated tenant improvement allowance of approximately $1.7 million. Total project costs are estimated at approximately $2.0 million to $2.3 million and we anticipate construction will be completed in late calendar 2014.

Under the agreement, we have retained all construction risk and therefore, for accounting purposes, are considered the owner during the construction period. During the construction period, the existing building and the addition are considered one unit of account and accordingly we will record the existing building and a corresponding financing obligation of approximately $5.6 million on our condensed consolidated balance sheet.

Additionally, we have an imputed operating lease related to our use of the land during construction. During the construction period, the rental payment on the existing building will be allocated to imputed land lease expense and interest expense, which will then be capitalized, and the remaining portion will decrease the financing obligation, resulting in a decrease to occupancy costs of approximately $0.4 million for the year ending September 30, 2014.

Upon occupancy of the facility under this lease agreement, we believe that we will not have continued involvement in the facility after the construction period is complete, and we anticipate that the lease will be accounted for as an operating lease. See footnote 7 to our condensed consolidated financial statements included in this Report on Form 10-Q for further discussion.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2013 were $42.9 million. This represents an increase of $0.2 million as compared to $42.7 million for the three months ended December 31, 2012.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Salaries expense	$18,103	$18,001
Employee benefits and tax	3,694	3,447
Bonus expense	1,228	1,606
Stock-based compensation	1,191	1,225
Compensation and related costs	24,216	24,279
Advertising expense	8,727	8,370
Other selling, general and administrative expenses	6,076	5,600
Contract services expense	1,385	1,334
Bad debt expense	1,341	1,544
Depreciation and amortization expense	898	1,297
Legal services expense	272	319
	$42,915	$42,743
Compensation and related costs included an increase in non-admission representative salaries of approximately $0.6 million for the three months ended December 31, 2013, as compared to the same period in the prior year. The increase was primarily attributable to normal merit and market adjustments to salaries. Additionally, we experienced an increase in self-insurance medical claims during the three months ended December 31, 2013. The increases were offset by decreases in bonus expense, attributable to a reduction in the bonus plan payout levels for 2014, and the reduction in the company match on employee 401(k) and deferred compensation plan contributions.
Advertising expense increased $0.4 million for the three months ended December 31, 2013, as compared to the same period in the prior year. The increase was primarily attributable to higher inquiry generation expenses as a result of price increases due to competitive pressures and a tighter market for television advertising. We continue to focus on generating higher quality inquiries from potential students. The increase was partially offset by reduced spending on advertising production.
Legal services expense decreased for the three months ended December 31, 2013, as compared to the same period in the prior year. As discussed in Part I, Item 3 of our Annual Report on Form 10-K filed with the SEC on December 4, 2013, during the year ended September 30, 2013, we settled legal matters for which we previously incurred significant legal costs. We anticipate lower legal services expense for the year ending September 30, 2014 compared to the year ended September 30, 2013.
Income taxes. Our provision for income taxes for the three months ended December 31, 2013 was $1.6 million, or 48.6% of pre-tax income. Our provision for income taxes for the three months ended December 31, 2012 was $2.6 million, or 42.3% of pre-tax income. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits, and an increase in tax expense related to share-based compensation.

At the time of our initial public offering in December 2003 we began awarding stock-based compensation in the form of stock options with a contractual life of 10 years. In subsequent years, we have awarded other forms of stock-based compensation with varying terms. In 2006, we adopted the authoritative guidance on accounting for stock-based compensation which gave rise to deferred tax assets related to stock-based compensation timing differences between book expense and tax deductions, as well as a pro forma pool of windfall tax benefits. When tax deductions from stock-based compensation awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (shortfall) is charged first to additional paid-in capital to the extent of our pro forma pool of windfall tax benefits, with any remainder recognized as income tax expense. In December 2013, certain stock-based compensation awards expired, which required a write-off of the related deferred tax asset through income tax expense as our pro forma windfall pool of available excess tax benefits was no longer sufficient to absorb the shortfall. The write-off of the deferred tax asset was a non-cash charge during the period and was not a result of current operations.
The write-off of the deferred tax asset resulted in $0.1 million in income tax expense for the three months ended December 31, 2013. Although we cannot predict the price of our stock, if our stock price were to be the range of $12.00 to $14.00 per share for the remainder of 2014, we would anticipate recording a deferred tax write-off and related income tax expense in the range of $0.7 million to $0.4 million, respectively, for the year ending September 30, 2014.
In future periods, we may experience variability in our income tax expense and our pro forma pool of windfall tax benefits may fluctuate, both of which depend on the price of our common stock and the timing of expiration, exercise and vesting of stock-based compensation awards. This could result in variable income tax rates that are substantially different from the federal statutory tax rate, including the potential for recording income tax expense during periods incurring a loss before income taxes. While we will continue to experience an impact to our deferred tax asset in all future periods with stock-based compensation activity, the most significant impact to income tax expense is expected to occur through 2016, as stock options, which are currently underwater, expire.
Non-GAAP financial measures. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months ended December 31, 2013 and 2012 were $8.9 million and $12.1 million, respectively.

EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income determined under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net income as follows:

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Net income	$1,660	$3,562
Interest expense (income), net	132	(47)
Income tax expense	1,567	2,610
Depreciation and amortization	5,518	5,985
EBITDA	$8,877	$12,110

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
We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses, as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. In December 2013, we paid a cash dividend of $0.10 per share on the common stock of the Company. To the extent that potential acquisitions or opening additional campus locations are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $92.6 million as of December 31, 2013.
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
Operating Activities
Our cash provided by operating activities was $9.4 million for the three months ended December 31, 2013 compared to cash used in operating activities of $1.6 million for the three months ended December 31, 2012. For the three months ended December 31, 2013, changes in our operating assets and liabilities resulted in cash outflows of $2.1 million and were primarily attributable to changes in prepaid expenses and other current assets. The increase in prepaid expenses and other current assets resulted in a net cash outflow of $1.3 million and was primarily attributable to prepayments made for software maintenance and financial aid processing services.
For the three months ended December 31, 2012, the changes in our operating assets and liabilities resulted in cash outflows of $16.3 million and were primarily attributable to changes in deferred revenue, accounts payable and accrued expenses and receivables. The decrease in deferred revenue resulted in a cash outflow of $9.3 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program as of December 31, 2012 compared to September 30, 2012. The decrease in accounts payable and accrued expenses was primarily due to payment of our 2012 annual bonus as well as the timing of our payroll cycle. The decrease in receivables was related to a decrease in our ending student population and the timing of Title IV disbursements and other cash receipts on behalf of our students. The decrease in receivables was partially offset by six of our 11 campuses becoming subject to delayed disbursements on October 22, 2012. This 30 day delay in receiving the first disbursement on federal student loans has the result of increasing receivables during the period in which the campus is subject to the delay.
Investing Activities
During the three months ended December 31, 2013, cash used in investing activities was $5.6 million. We had cash outflows of $11.4 million to purchase investments and cash inflows of $8.7 million from proceeds received upon maturity of investments. We had cash outflows of $2.9 million related to the purchase of new and replacement training equipment for our ongoing operations. We anticipate investing an additional $11.0 million to $11.3 million in capital expenditures during the year ending September 30, 2014, primarily related to Automotive Technology & Diesel Technology II Integration, the building expansion at our Orlando, Florida campus and purchases of new and replacement equipment for our ongoing operations.
During the three months ended December 31, 2012, cash used in investing activities was $6.3 million. We had cash outflows of $22.0 million to purchase investments and cash inflows of $18.4 million from proceeds received upon maturity of investments. We had cash outflows of $2.8 million related to the purchase of new and replacement training equipment for our ongoing operations.
Financing Activities
During the three months ended December 31, 2013, cash used in financing activities was $2.5 million due to the payment of a cash dividend on December 20, 2013 of $0.10 per share.
During the three months ended December 31, 2012, cash used in financing activities was $7.6 million and was primarily attributable to the repurchase of approximately $5.4 million of treasury stock and the payment of a cash dividend on December 21, 2012 of $0.10 per share totaling $2.5 million.

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
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2013 Annual Report on Form 10-K, filed with the SEC on December 4, 2013. During the three months ended December 31, 2013, there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements
Recent accounting pronouncements are disclosed in our 2013 Annual Report on Form 10-K, filed with the SEC on December 4, 2013. During the three months ended December 31, 2013, there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since September 30, 2013. For a discussion of our exposure to market risk, refer to our 2013 Annual Report on Form 10-K, filed with the SEC on December 4, 2013.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of the Company’s business from September 2006 to the present.  We responded timely to the request, as well as to follow-up requests for additional information made in December 2012 and February 2013. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

As previously disclosed, in October 2012 and January 2013, the ACCSC requested certain documentation related to a  preliminary investigation by the United States Department of Justice (“DOJ”) of certain previously disclosed claims under the False Claims Act (31 U.S.C. § 3729, et seq.) (the “FCA Claims”).  Pursuant to applicable law and the United States’ request, we were not able to provide the information requested at that time and notified ACCSC as such. In October 2013, we informed the ACCSC of the declination of intervention and closing of investigation by the DOJ into the FCA Claims, as well as the settlement of such claims with a former employee, and the final agency closing of a related Department of Labor suit.  In addition, at ACCSC’s request, in November 2013, we provided the ACCSC with certain documentation relating to the resolution of these claims. At this time, we cannot predict the eventual scope, duration, outcome or associated costs, if any, of this request and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

Item 1A. RISK FACTORS

There are no other material changes from the risk factors previously disclosed in Part I, Item 1A of our 2013 Annual Report on Form 10-K filed with the SEC on December 4, 2013, except as noted below. The risks described in this report and in our 2013 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Our proprietary loan program could have a negative effect on our results of operations.

Our proprietary loan program enables students who have utilized all available government-sponsored or other financial aid and have not been successful in obtaining private loans from other financial institutions, for independent students, or PLUS loans, for dependent students, to borrow a portion of their tuition if they meet certain criteria.

Under the proprietary loan program, the bank originates loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all the related credit and collection risk. See Note 10 of the notes to our condensed consolidated financial statements within Part I of this Report on Form 10-Q for further discussion of activity under our proprietary loan program.

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

Federal, state and local laws and public policy and general principles of equity relating to the protection of consumers apply to the origination, servicing and collection of the loans under our proprietary loan program. Any violation of the various federal, state and local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans or may limit our ability to collect all or part of the principal or interest on the loans. This may be the case even if we are not directly responsible for the violations by such parties. Our proprietary loan program may be subject to oversight by the Consumer Financial Protection Bureau (CFPB), which could result in additional reporting requirements or increased scrutiny. Recently, other proprietary postsecondary institutions have been subject to information requests from the CFPB with regard to their private student loan programs. Changes in laws or public policy could negatively impact the viability of this student loan program and cause us to delay or suspend the program. Additionally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the student loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all. All of these factors could result in the proprietary loan program having a material adverse effect on our cash flows, results of operations and financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the purchase of equity securities for the three months ended December 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands) (2)
October 2013	—	$—	—	$17,757
November 2013	—	$—	—	$17,757
December 2013	1,404	$14.94	—	$17,757
Total	1,404		—	$17,757

(1)
Represents shares of common stock withheld by us as payment of taxes on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan (the 2003 Plan). Such shares are returned to the pool of shares issuable under the 2003 Plan.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Income Statements; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated:	January 31, 2014	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)