Form 10-Q
period 2014-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2014-04-30
CIK 1261654

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
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 24, 2014, there were 24,658,261 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

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
Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (“SEC”). The Form 10-K that we filed with the SEC on December 4, 2013 listed various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended. Readers can find them under the heading “Risk Factors” in the Form 10-K and in this Form 10-Q and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I – FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	September 30, 2013
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$34,343	$35,657
Restricted cash	4,811	5,748
Investments, current	55,563	57,531
Receivables, net	10,470	11,406
Deferred tax assets, net	5,564	7,452
Prepaid expenses and other current assets	17,065	15,553
Total current assets	127,816	133,347
Investments, less current	11,996	4,188
Property and equipment, net	105,049	103,070
Goodwill	20,579	20,579
Deferred tax assets, net	9,936	8,835
Other assets	9,836	9,444
Total assets	$285,212	$279,463
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,132	$39,229
Deferred revenue	50,482	46,890
Accrued tool sets	3,937	3,971
Lease financing obligation, current	546	—
Other current liabilities	2,333	2,271
Total current liabilities	95,430	92,361
Deferred rent liability	11,207	11,932
Lease financing obligation, less current	32,787	—
Construction liability	—	27,632
Other liabilities	10,104	8,768
Total liabilities	149,528	140,693
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,581,588 shares issued and 24,658,261 shares outstanding at March 31, 2014 and 30,535,847 shares issued and 24,643,520 shares outstanding as of September 30, 2013	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	173,190	171,087
Treasury stock, at cost, 5,923,327 shares at March 31, 2014 and 5,892,327 shares at September 30, 2013	(89,756)	(89,346)
Retained earnings	52,247	57,026
Total shareholders’ equity	135,684	138,770
Total liabilities and shareholders’ equity	$285,212	$279,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues	$94,702	$95,075	$191,731	$193,516
Operating expenses:
Educational services and facilities	50,652	50,456	101,763	100,148
Selling, general and administrative	45,554	46,558	88,469	89,301
Total operating expenses	96,206	97,014	190,232	189,449
Income (loss) from operations	(1,504)	(1,939)	1,499	4,067
Other income:
Interest income (expense), net	(491)	72	(623)	119
Equity in earnings of unconsolidated affiliate	127	—	208	—
Other income	104	245	379	364
Total other income (expense)	(260)	317	(36)	483
Income (loss) before income taxes	(1,764)	(1,622)	1,463	4,550
Income tax expense (benefit)	(259)	(702)	1,308	1,908
Net income (loss)	$(1,505)	$(920)	$155	$2,642
Earnings per share:
Net income (loss) per share - basic	$(0.06)	$(0.04)	$0.01	$0.11
Net income (loss) per share - diluted	$(0.06)	$(0.04)	$0.01	$0.11
Weighted average number of shares outstanding:
Basic	24,661	24,396	24,653	24,581
Diluted	24,661	24,396	24,888	24,651
Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2013	30,536	$3	$171,087	5,892	$(89,346)	$57,026	$138,770
Net income	—	—	—	—	—	155	155
Issuance of common stock under employee plans	50	—	—	—	—	—	—
Shares withheld for payroll taxes	(4)	—	(58)	—	—	—	(58)
Tax charge from employee stock plans	—	—	(945)	—	—	—	(945)
Stock-based compensation	—	—	3,106	—	—	—	3,106
Treasury stock repurchases	—	—	—	31	(410)	—	(410)
Cash dividend declared	—	—	—	—	—	(4,934)	(4,934)
Balance at March 31, 2014	30,582	$3	$173,190	5,923	$(89,756)	$52,247	$135,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$155	$2,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,861	11,349
Amortization of assets subject to financing obligation	620	—
Amortization of held-to-maturity investments	1,235	919
Bad debt expense	1,990	2,620
Stock-based compensation	3,106	3,005
Excess tax benefit from stock-based compensation	(7)	—
Deferred income taxes	(158)	521
Equity in earnings of unconsolidated affiliate	(208)	—
Net training equipment credits earned	(601)	(881)
Loss on disposal of property and equipment	150	62
Changes in assets and liabilities:
Receivables	174	940
Prepaid expenses and other current assets	(1,318)	1,511
Other assets	(189)	(707)
Accounts payable and accrued expenses	(1,147)	(8,112)
Deferred revenue	3,592	(5,839)
Income tax payable/receivable	(1,307)	(1,291)
Accrued tool sets and other current liabilities	242	805
Deferred rent liability	(725)	(462)
Other liabilities	397	534
Net cash provided by operating activities	15,862	7,616
Cash flows from investing activities:
Purchase of property and equipment	(5,488)	(4,160)
Proceeds from disposal of property and equipment	5	42
Purchase of investments	(33,132)	(44,046)
Proceeds received upon maturity of investments	26,057	33,362
Decrease in restricted cash	944	—
Net cash used in investing activities	(11,614)	(14,802)
Cash flows from financing activities:
Payment of cash dividend	(4,934)	(4,912)
Repayment of long-term financing obligation	(167)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(58)	(62)
Proceeds from issuance of common stock under employee plans	—	395
Excess tax benefit from stock-based compensation	7	—
Purchase of treasury stock	(410)	(5,364)
Net cash used in financing activities	(5,562)	(9,943)
Net decrease in cash and cash equivalents	(1,314)	(17,129)
Cash and cash equivalents, beginning of period	35,657	45,665
Cash and cash equivalents, end of period	$34,343	$28,536
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Six Months Ended March 31,
	2014	2013
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$2,772	$2,679
Training equipment obtained in exchange for services	$1,937	$950
Change in accrued capital expenditures during the period	$112	$(1,223)
Construction in progress financed by construction liability during the period	$5,868	$8,326
Construction liability recognized as financing obligation	$33,500	$—
Interest paid	$757	$1
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

We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (HEA), as well as from various veterans benefits programs. For further discussion, see Concentration of Risk and Note 16 “Governmental Regulation and Financial Aid” included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 4, 2013.
2.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K filed with the SEC on December 4, 2013.
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

Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2014 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current projections. Therefore, for the three months and six months ended March 31, 2014, we calculated income taxes for each of the discrete periods using the actual year-to-date results.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Amortized cost and fair value for investments classified as held-to-maturity as of March 31, 2014 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$39,808	$17	$—	$39,825
Corporate bonds	13,624	4	(11)	13,617
Certificates of deposit	2,131	—	—	2,131
Due in 1 - 2 years:
Municipal bonds	6,578	6	(1)	6,583
Corporate bonds	3,186	—	(6)	3,180
Certificates of deposit	2,232	—	—	2,232
	$67,559	$27	$(18)	$67,568
Amortized cost and fair value for investments classified as held-to-maturity as of September 30, 2013 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$40,942	$22	$—	$40,964
Corporate bonds	11,684	2	(7)	11,679
Certificates of deposit	4,905	—	—	4,905
Due in 1 - 2 years:
Municipal bonds	3,943	4	—	3,947
Certificates of deposit	245	—	—	245
	$61,719	$28	$(7)	$61,740
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Assets measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,320	$25,320	$—	$—
Corporate bonds	16,797	16,797	—	—
Municipal bonds	46,408	—	46,408	—
Certificates of deposit	4,363	—	4,363	—
Total assets at fair value on a recurring basis	$92,888	$42,117	$50,771	$—

		Fair Value Measurements Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$23,135	$23,135	$—	$—
Corporate bonds	11,679	11,679	—	—
Municipal bonds	44,911	—	44,911	—
Certificates of deposit	5,150	—	5,150	—
Total assets at fair value on a recurring basis	$84,875	$34,814	$50,061	$—

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

The postemployment activity for the six months ended March 31, 2014 was as follows:

	Liability Balance at September 30, 2013	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at March 31, 2014
Severance	$1,714	$712	$(605)	$(12)	$1,809
Other	2	43	(11)	—	34
Total	$1,716	$755	$(616)	$(12)	$1,843

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.
6.   Earnings per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share reflects the assumed conversion of all dilutive securities, if any. For the six months ended March 31, 2014 and 2013, 576,837 shares and 1,437,686 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the three months ended March 31, 2014 and 2013, diluted loss per share equals basic loss per share as the assumed activity related to outstanding stock-based grants would have an anti-dilutive effect.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,661	24,396	24,653	24,581
Dilutive effect related to employee stock plans	—	—	235	70
Diluted shares outstanding	24,661	24,396	24,888	24,651

7.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	March 31, 2014	September 30, 2013
Land	—	$1,456	$1,456
Buildings and building improvements	35	50,306	13,741
Leasehold improvements	1-28	39,238	48,062
Training equipment	3-10	84,071	82,270
Office and computer equipment	3-10	37,471	37,206
Curriculum development	5	18,716	18,716
Software developed for internal use	3-5	10,645	10,895
Vehicles	5	1,045	1,005
Construction in progress	—	4,469	33,158
		247,417	246,509
Less accumulated depreciation and amortization		(142,368)	(143,439)
		$105,049	$103,070

The following amounts, which are included in the above table, represent assets financed by financing obligations:

March 31, 2014
Buildings and building improvements	$33,500
Less accumulated depreciation and amortization	(620)
Assets financed by financing obligation, net	$32,880

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Construction was completed during November 2013 and the facility was placed into service effective December 1, 2013. The investment in the joint venture related to the lease of this facility represents continuing involvement after the construction period was completed. Therefore, we will continue to account for the arrangement as a financing obligation and have an imputed operating lease related to our use of the land. Accordingly, the asset and a corresponding lease financing obligation are included in our condensed consolidated balance sheet. The asset will be depreciated over the initial lease term of 18 years. The financing obligation is amortized through the effective interest method in which a portion of the lease payments is recognized as interest expense, a portion is allocated to the imputed land lease and the remaining portion will decrease the financing obligation. Future minimum lease payments under this lease as of March 31, 2014 are as follows:

Years ending September 30,	Financing Obligations	Operating Leases
2014 (Remaining)	$1,397	$146
2015	2,845	291
2016	2,907	291
2017	2,971	291
2018	3,037	291
Thereafter	46,719	3,832
Total future minimum lease obligation	$59,876	$5,142
Less imputed interest on financing obligation	(26,178)
Less imputed accrued land lease obligation	(365)
Net present value of financing obligation	$33,333

Amended Leases

In January 2014, we entered into amended lease agreements for certain buildings on our Orlando, Florida campus which extended the lease terms to August 31, 2022 and modified the scheduled rental payments. Additionally, one of the amendments included a provision which allows us to expand the square footage at one building by approximately 13,500 square feet with an associated tenant improvement allowance of approximately $1.7 million.

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

During construction of the addition, we will record construction costs as construction in progress with a corresponding construction liability on our condensed consolidated balance sheet. Although we are owners during the construction period, we do not own the underlying land. Therefore, we will have an imputed operating lease expense related to our use of the land that will be recognized from the time we begin construction through the end of the construction period. During the construction period, the rental payment on the existing building will be allocated to imputed land lease expense and interest expense, which will then be capitalized, and the remaining portion will decrease the financing obligation.

Upon occupancy of the expanded building under this lease agreement, we believe that we will not have continuing involvement after the construction period is complete, and we anticipate that the lease will be accounted for as an operating lease. As such, we anticipate we will derecognize the existing building, addition, financing obligation and construction liability. Furthermore, we will record prepaid rent related to the rent paid during construction, which will be amortized over the initial lease term.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

8.   Investment in Unconsolidated Affiliate

During the year ended September 30, 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (JV) related to the lease of our Lisle, Illinois campus facility. In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in other assets in our condensed consolidated balance sheet. We recognize our proportionate share of the JV’s net income or loss during each accounting period as a change in our investment. For the three months and six months ended March 31, 2014, our equity in earnings was $0.1 million and $0.2 million, respectively. We did not recognize any equity in earnings during the three months or six months ended March 31, 2013.

Investment in unconsolidated affiliate consists of the following:

	March 31, 2014		September 30, 2013
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in unconsolidated affiliate	$4,208	27.972%	$4,000	27.972%

9.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	March 31, 2014	September 30, 2013
Accounts payable	$13,839	$13,758
Accrued compensation and benefits	16,920	16,858
Other accrued expenses	7,373	8,613
	$38,132	$39,229
10.   Commitments and Contingencies

Operating Leases

Since 1991, certain of our properties have been leased from entities controlled by John C. White, a member of our Board of Directors. We have leased two of our Phoenix properties under one lease from City Park LLC, a successor in interest of 2844 West Deer Valley LLC and in which the John C. and Cynthia L. White 1989 Family Trust holds a 25% interest, since April 1994. During the three months ended March 31, 2014, City Park LLC sold the properties to an unrelated third party. Our existing lease remains in effect through December 31, 2022.

Executive Employment Agreements

Effective April 8, 2014, we entered into new employment agreements with two of our key executives and into an amended employment agreement with another key executive that provide for certain payments and benefits upon specified terminations of employment as defined within each agreement. Each agreement provides payments and benefits for termination for reasons other than cause and resignation for good reason, without or following a change in control. The new employment agreements also provide for payments for certain terminations following Company non-renewal of the agreement, for payments and benefits upon termination due to death or disability and require future stock unit awards, if any, to provide for continued vesting for 12 months after a qualifying retirement as defined within the agreements. There have been no grants of stock unit awards with retirement provisions. The range of the aggregate commitment upon termination of employment under these agreements and existing equity award agreements is approximately $2.7 million to $9.7 million.

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to the present.  We responded timely to the request, as well as to follow-up requests for additional information made in December 2012 and February 2013. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

As previously disclosed, in October 2012 and January 2013, the ACCSC requested certain documentation related to a  preliminary investigation by the United States Department of Justice (“DOJ”) of certain previously disclosed claims under the False Claims Act (31 U.S.C. § 3729, et seq.) (the “FCA Claims”).  Pursuant to applicable law and the United States’ request, we were not able to provide the information requested at that time and notified ACCSC as such. In October 2013, we informed the ACCSC of the declination of intervention and closing of investigation by the DOJ into the FCA Claims, as well as the settlement of such claims with a former employee, and the final agency closing of a related Department of Labor suit.  In addition, at the ACCSC’s request, in November 2013, we provided the ACCSC with certain documentation relating to the resolution of these claims. On March 19, 2014, we received notification from the ACCSC that it voted to accept our response and closed their inquiry.

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
In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.4 million and $0.8 million for the three months and six months ended March 31, 2014, respectively, and $0.5 million and $1.1 million for the three months and six months ended March 31, 2013, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.

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

	Three Months Ended March 31,		Six Months Ended March 31,		Inception
	2014	2013	2014	2013	to date
Tuition and interest income excluded	$7,252	$6,095	$14,253	$12,832	$84,112
Amounts collected and recognized	(846)	(568)	(1,546)	(1,018)	(6,568)
Amounts written off	(2,468)	(1,469)	(4,263)	(2,456)	(25,258)
Net amount excluded during the period	$3,938	$4,058	$8,444	$9,358	$52,286
At March 31, 2014, we had committed to provide loans to our students for approximately $97.3 million since inception.
The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not reflected in our condensed consolidated balance sheets:

	Six Months Ended March 31,
	2014	2013
Balance at beginning of period	$59,767	$42,880
Loans extended	16,125	14,336
Interest accrued	1,427	1,860
Amounts collected and recognized	(1,546)	(1,018)
Amounts written off	(4,263)	(2,456)
Balance at end of period	$71,510	$55,602

11.  Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 20, 2013 and March 31, 2014, we paid cash dividends of $0.10 per share to common stockholders of record as of December 10, 2013 and March 17, 2014, respectively, totaling approximately $4.9 million.
Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the three months and six months ended March 31, 2014, we purchased 31,000 shares at an average price per share of $13.17 and a total cost of approximately $0.4 million. As of March 31, 2014, we have purchased 736,000 shares at an average price per share of $10.40 and a total cost of approximately $7.7 million under this program.

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
Summary information by reportable segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues
Postsecondary education	$91,891	$93,243	$188,236	$189,163
Other	2,811	1,832	3,495	4,353
Consolidated	$94,702	$95,075	$191,731	$193,516
Income (loss) from operations
Postsecondary education	$(921)	$(1,333)	$2,674	$5,323
Other	(583)	(606)	(1,175)	(1,256)
Consolidated	$(1,504)	$(1,939)	$1,499	$4,067
Depreciation and amortization
Postsecondary education	$4,528	$5,541	$9,673	$11,162
Other	87	86	188	187
Consolidated	$4,615	$5,627	$9,861	$11,349
Net income (loss)
Postsecondary education	$(1,250)	$(575)	$678	$3,359
Other	(255)	(345)	(523)	(717)
Consolidated	$(1,505)	$(920)	$155	$2,642

			March 31, 2014	September 30, 2013
Goodwill
Postsecondary education			$20,579	$20,579
Other			—	—
Consolidated			$20,579	$20,579
Total assets
Postsecondary education			$278,051	$272,178
Other			7,161	7,285
Consolidated			$285,212	$279,463

13.   Government Regulation and Financial Aid
Gainful Employment
In 2013, the Department of Education (ED) established a negotiated rulemaking committee (the committee) to prepare proposed regulations to establish standards for programs that prepare students for gainful employment in a recognized occupation. The negotiation sessions occurred in September, November and December of 2013.  The committee did not reach consensus on proposed draft regulatory language by the December 13, 2013 deadline.  Without consensus, ED was authorized to write the final rule without the committee shaping its language. On March 25, 2014, ED issued a Notice of Proposed Rulemaking, which has a 60 day public comment period, to establish measures for determining whether certain postsecondary educational programs prepare students for gainful employment in a recognized occupation. ED proposed a set of conditions under which these educational programs remain eligible to participate in Title IV programs. The effective date of these regulations cannot be determined at this time, but it is likely that the rules, if adopted, would be effective on or after July 1, 2015. We cannot predict the form of the final rules that may be adopted following the comment period.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Program Integrity and Improvement

In February, March and April of 2014, ED conducted negotiated rulemaking sessions covering a variety of topics, the following of which may be impactful to us: the definition of adverse credit as it applies to Federal Direct PLUS loans, clock-to-credit hour conversion regulations and Title IV cash management.
Congressional Action and Financial Aid Funding
In January 2014, Congress passed an omnibus spending bill to fund the federal government through September 30, 2014, which the President signed on January 17, 2014.  The bill includes several elements related to higher education and restores campus-based funding programs to pre-sequester levels. Additionally, it increases the maximum Pell grant for the 2014-15 award year from $5,645 to $5,730 per student.

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
2014 Overview
Operations
We started approximately 3,100 students during the three months ended March 31, 2014, which represents an increase of 6.9% as compared to the prior year comparable period. For the six months ended March 31, 2014, we started approximately 5,300 students, which represents a decrease of 5.4% as compared to the prior year comparable period. We began 2014 with a lower student population and experienced a decline in new student starts during the six months ended March 31, 2014, which contributed to declines of 2.0% and 4.5% in our average undergraduate full-time student enrollment to approximately 14,700 and 15,000 students, respectively, for the three months and six months ended March 31, 2014, respectively.

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

The decline in our average undergraduate full-time student enrollment contributed to the following financial results:

•
For the three months ended March 31, 2014, revenues decreased $0.4 million, or 0.4%, to $94.7 million. The decline in revenues resulted in an operating loss of $1.5 million and a net loss of $1.5 million.

•
For the six months ended March 31, 2014, revenues decreased $1.8 million, or 0.9%, to $191.7 million. The decline in revenues resulted in operating income of $1.5 million and net income of $0.2 million.

Additionally, our results of operations were impacted by an increase in advertising expenses, as we continue to invest in efforts to optimize our media mix. The decline in revenues and increase in advertising expenses were partially offset by an overall decrease in compensation and benefits expenses. Our revenues for the three months and six months ended March 31, 2014 excluded $6.6 million and $12.8 million, respectively, of tuition related to students participating in our proprietary loan program.

Balancing the impact of our lower student populations and our highly fixed cost structure with our commitment to invest in our future resulted in lower operating margins for the six months ended March 31, 2014.

In response to these challenges, we continue to manage discretionary operating costs, to develop our strong industry relationships and to provide alternative financial solutions to help students achieve their educational goals. During 2013 and 2014, we increased our need-based scholarships offerings. Additionally, we continue to optimize our advertising spend, balancing the quality and quantity of inquiries, and we have implemented programs to improve the effectiveness of our admissions processes.

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

Amended Leases

In January 2014, we entered into amended lease agreements for certain buildings on our Orlando, Florida campus which extended the lease terms to August 31, 2022 and modified the scheduled rental payments. Additionally, one of the amendments included a provision which allows us to expand the square footage at one of the buildings by approximately 13,500 square feet with an associated tenant improvement allowance of approximately $1.7 million. Total project costs are estimated at approximately $2.0 million to $2.3 million and we anticipate construction will be completed in late calendar 2014. We intend to utilize this space to support the integration of our Diesel Technology II program at this campus.

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

Automotive Technology and Diesel Technology II Integration

In March 2014, we began integrating the Automotive Technology and Diesel Technology II curricula at our Sacramento, California campus. We intend to integrate the new curricula at an additional campus in calendar year 2015. Currently, veteran’s benefits cannot be used for funding the curricula at our California campuses but have been authorized for our Dallas/Ft. Worth, Texas and Avondale, Arizona campuses. We are in discussion with the California State Approving Agency for Veterans Education regarding the necessary approval; however we are not able to determine when, or if, the state agency will approve the funding.

As we continue to integrate the curricula at our other automotive campuses in future years, we expect to make additional capital investments and incur higher than usual operating expenses.  We anticipate capitalizing an additional $3.0 million to $3.4 million of training aids and leasehold improvements and incurring an additional $1.6 million to $1.8 million in operating expenses related to these integration activities during the remainder of the year ending September 30, 2014.

Graduate Employment
Our consolidated graduate employment rate for our 2013 graduates during the six months ended March 31, 2014 is above the rate at the same time in the prior year. The rate has improved for our Automotive and Diesel Technology, Collision Repair and Motorcycle programs while the rate has declined for our Marine program.

Regulatory Environment
Gainful Employment
In 2013, the Department of Education (ED) established a negotiated rulemaking committee (the committee) to prepare proposed regulations to establish standards for programs that prepare students for gainful employment in a recognized occupation. The negotiation sessions occurred in September, November and December of 2013.  The committee did not reach consensus on proposed draft regulatory language by the December 13, 2013 deadline.  Without consensus, ED was authorized to write the final rule without the committee shaping its language. On March 25, 2014, ED issued a Notice of Proposed Rulemaking, which has a 60 day public comment period, to establish measures for determining whether certain postsecondary educational programs prepare students for gainful employment in a recognized occupation. ED proposed a set of conditions under which these educational programs remain eligible to participate in Title IV programs. The effective date of these regulations cannot be determined at this time, but it is likely that the rules, if adopted, would be effective on or after July 1, 2015. We cannot predict the form of the final rules that may be adopted following the comment period. Compliance with final rules could have a material impact on the manner in which we conduct our business and our results of operations. We are not able to develop reliable estimates as to the potential outcome or impact of the proposed rules because the rules are not final, the data previously provided by ED is dated and we do not have access to recent data which would be used in the proposed calculations. We continue to monitor this activity.
Program Integrity and Improvement

In February, March and April 2014, ED conducted negotiated rulemaking sessions covering a variety of topics, the following of which may be impactful to us: to the definition of adverse credit as it applies to Federal Direct PLUS loans, clock-to-credit hour conversion regulations and Title IV cash management. We continue to monitor activities relative to ED’s negotiations and proposed rules for any impact to our business.

Congressional Action and Financial Aid Funding
In January 2014, Congress passed an omnibus spending bill to fund the federal government through September 30, 2014, which the President signed on January 17, 2014.  The bill includes several elements related to higher education and restores campus-based funding programs to pre-sequester levels. Additionally, it increases the maximum Pell grant for the 2014-15 award year from $5,645 to $5,730 per student.

2014 Outlook

Despite reporting meaningful start growth this quarter, with economic headwinds and affordability challenges persisting, we expect second half starts to be down slightly from last year. Continued expense management efforts should fund investments in the front end of the business and longer-term growth opportunities yet still lead to reductions in absolute operating expense levels both on a linked quarter basis from this quarter as well as on a year over year basis. While we expect third quarter results to be very close to break-even, we currently anticipate a stronger fourth quarter, which should lead to second half operating results being significantly better than last year’s.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	53.5%	53.0%	53.1%	51.8%
Selling, general and administrative	48.1%	49.0%	46.1%	46.1%
Total operating expenses	101.6%	102.0%	99.2%	97.9%
Income (loss) from operations	(1.6)%	(2.0)%	0.8%	2.1%
Interest income (expense), net	(0.5)%	0.1%	(0.3)%	0.1%
Other income	0.2%	0.2%	0.3%	0.2%
Total other income (expense)	(0.3)%	0.3%	—%	0.3%
Income (loss) before income taxes	(1.9)%	(1.7)%	0.8%	2.4%
Income tax expense (benefit)	(0.3)%	(0.7)%	0.7%	1.0%
Net income (loss)	(1.6)%	(1.0)%	0.1%	1.4%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013 and Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
Revenues. Our revenues for the three months ended March 31, 2014 were $94.7 million, a decrease of $0.4 million, or 0.4%, as compared to revenues of $95.1 million for the three months ended March 31, 2013. The 2.0% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $2.0 million. The decrease was partially offset by tuition rate increases between 2% and 4%, depending on the program. Our revenues for the three months ended March 31, 2014 and 2013 excluded $6.6 million and $5.2 million, respectively, of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we recognize the related revenues as payments are received from the students participating in this program. We recognized $0.8 million and $0.6 million of revenues and interest under the program during the three months ended March 31, 2014 and 2013, respectively.

Our revenues for the six months ended March 31, 2014 were $191.7 million, a decrease of $1.8 million, or 0.9%, as compared to revenues of $193.5 million for the six months ended March 31, 2013. The 4.5% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $8.0 million. The decrease was partially offset by tuition rate increases between 2% and 4%, depending on the program. Our revenues for the six months ended March 31, 2014 and 2013 excluded $12.8 million and $11.0 million, respectively, of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we recognize the related revenues as payments are received from the students participating in this program. We recognized $1.5 million and $1.0 million of revenues and interest under the program during the three months ended March 31, 2014 and 2013, respectively.
Over the past year, we have increased the amount of scholarships offered to our students in an effort to improve the percentage of students who start school after applying. Because scholarships are recognized ratably over the term of the student’s course or program in accordance with our revenue recognition policy, an increase in scholarships accepted does not immediately impact revenues. During the six months ended March 31, 2014, a decline in revenues of approximately $0.6 million is attributable to the increase in scholarship discounts applied for students currently attending classes.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and six months ended March 31, 2014 were $50.7 million and $101.8 million, respectively. This represents increases of $0.2 million and $1.7 million, as compared to $50.5 million and $100.1 million, respectively, for the three months and six months ended March 31, 2013, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Salaries expense	$22,499	$21,425	$44,164	$43,152
Employee benefits and tax	4,454	4,877	8,495	8,607
Stock-based compensation	149	44	301	264
Bonus expense	(87)	113	271	661
Compensation and related costs	27,015	26,459	53,231	52,684
Occupancy costs	9,035	9,224	18,546	18,446
Depreciation and amortization expense	4,697	4,704	9,317	9,392
Other educational services and facilities expense	3,636	3,883	7,554	7,814
Supplies and maintenance	2,643	2,405	4,939	4,554
Tools and training aids expense	2,367	2,270	4,855	4,674
Contract services expense	1,259	1,511	3,321	2,584
	$50,652	$50,456	$101,763	$100,148
The increase in compensation and related costs was primarily attributable to increases of approximately $1.1 million and $1.0 million in salaries expense for the three months and six months ended March 31, 2014, respectively, as compared to the same periods in the prior year. The increases were primarily due to normal salary merit increases. Additionally, we are realizing the anticipated efficiencies from the integration of the Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona campus; these efficiencies, when combined with lower new students starts at this campus, resulted in severance of approximately $0.2 million at this campus. The increases were partially offset by an overall decrease in employee headcount resulting from our focus on cost control. Bonus expense for the year ending September 30, 2014 is anticipated to be lower than the prior year due to the design of the plan, which includes a reduction in the bonus plan payout levels.
Contract services expense increased $0.7 million during the six months ended March 31, 2014, as compared to the same period in the prior year. The increase was primarily attributable to an increase in contract services in support of the relocation of our Glendale Heights, Illinois campus to Lisle, Illinois as well as expenses associated with outsourcing certain financial aid processes.
As discussed in footnote 7 to our condensed consolidated financial statements included in this Report on Form 10-Q, in December 2013, we recorded an asset and related financing obligation for our Lisle, Illinois campus. We anticipate the related depreciation expense will be approximately $1.6 million for the year ending September 30, 2014. We expect this increase will be offset by a decrease in depreciation expense on other assets, as a higher percentage of our fixed assets are fully depreciated.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and six months ended March 31, 2014 were $45.6 million and $88.5 million, respectively. This represents decreases of $1.0 million and $0.8 million, as compared to $46.6 million and $89.3 million, respectively, for the three months and six months ended March 31, 2013, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Salaries expense	$18,076	$18,433	$36,179	$36,434
Employee benefits and tax	3,854	4,582	7,548	8,029
Stock-based compensation	1,614	1,516	2,805	2,741
Bonus expense	(408)	268	820	1,874
Compensation and related costs	23,136	24,799	47,352	49,078
Advertising expense	12,368	10,723	21,095	19,093
Other selling, general and administrative expenses	6,958	6,706	13,034	12,306
Contract services expense	1,213	1,584	2,598	2,918
Bad debt expense	649	1,076	1,990	2,620
Depreciation and amortization expense	846	1,205	1,744	2,502
Legal services expense	384	465	656	784
	$45,554	$46,558	$88,469	$89,301
Compensation and related costs decreased approximately $1.7 million for both the three months and six months ended March 31, 2014, as compared to the same periods in the prior year. Bonus expense for the year ending September 30, 2014 is anticipated to be lower than the prior year due to the design of the plan, which includes a reduction in the bonus plan payout levels. Additionally, employee benefits and tax decreased for the three months and six months ended March 31, 2014, primarily due to a decrease in self-insurance medical claims. We are implementing significant compensation changes for our field admissions representatives effective July 1, 2014. We anticipate that the changes will result in decreased compensation expense and, in future periods, could result in turnover in field representative positions and decreased representative efficiency.
Advertising expense increased $1.7 million and $2.0 million for the three months and six months ended March 31, 2014, respectively, as compared to the same periods in the prior year. A portion of the increases were attributable to higher inquiry generation expenses; competitive pressures led to price increases and a tighter market for television and internet advertising. We are focusing on identifying the optimal balance between quality and quantity of inquiries from potential students. Advertising expense as a percentage of revenues for the three months and six months ended March 31, 2014 was approximately 13% and 11%, respectively. We anticipate our advertising expense will be in the range of 10%—11% of revenue for the year ending September 30, 2014.
Legal services expense decreased for the three months and six months ended March 31, 2014, as compared to the same period in the prior year. As discussed in Part I, Item 3 of our Annual Report on Form 10-K filed with the SEC on December 4, 2013, during the year ended September 30, 2013, we settled legal matters for which we previously incurred significant legal costs. We anticipate lower legal services expense for the year ending September 30, 2014 compared to the year ended September 30, 2013.
Income taxes. Our income tax benefit for the three months ended March 31, 2014 and 2013 was $0.3 million, or 14.7% of pre-tax loss, and $0.7 million, or 43.3% of pre-tax loss, respectively. Our provision for income taxes for the six months ended March 31, 2014 and 2013 was $1.3 million, or 89.4% of pre-tax income, and $1.9 million, or 41.9% of pre-tax income, respectively. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits, and an increase in tax expense related to share-based compensation.

At the time of our initial public offering in December 2003 we began awarding stock-based compensation in the form of stock options with a contractual life of 10 years. In subsequent years, we have awarded other forms of stock-based compensation with varying terms. In 2006, we adopted the authoritative guidance on accounting for stock-based compensation which gave rise to deferred tax assets related to stock-based compensation timing differences between book expense and tax deductions, as well as a pro forma pool of windfall tax benefits. When tax deductions from stock-based compensation awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (shortfall) is charged first to additional paid-in capital to the extent of our pro forma pool of windfall tax benefits, with any remainder recognized as income tax expense. In December 2013 and March 2014, certain stock-based compensation awards expired, which required a write-off of the related deferred tax asset through income tax expense as our pro forma windfall pool of available excess tax benefits was no longer sufficient to absorb the shortfall. The write-off of the deferred tax asset was a non-cash charge during the period and was not a result of current operations.
The write-off of the deferred tax asset resulted in $0.4 million and $0.5 million in income tax expense for the three months and six months ended March 31, 2014. Although we cannot predict the price of our stock, if our stock price remains relatively consistent with the last quarter’s average price, the impact of any adjustments to the deferred tax asset and related income tax expense for the six months ending September 30, 2014 is expected to be less than $0.2 million, resulting in an impact on the year ending September 30, 2014 in the range of $0.4 million to $0.7 million.
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
Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2014 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current projections. Therefore, for the three months and six months ended March 31, 2014, we calculated income taxes for each of the discrete periods using the actual year-to-date results.

Non-GAAP financial measures. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months and six months ended March 31, 2014 were $4.3 million and $13.1 million, respectively, as compared to $4.2 million and $16.3 million for the three months and six months ended March 31, 2013, respectively.

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

EBITDA reconciles to net income as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$(1,505)	$(920)	$155	$2,642
Interest expense (income), net	491	(72)	623	(119)
Income tax expense (benefit)	(259)	(702)	1,308	1,908
Depreciation and amortization	5,543	5,909	11,061	11,894
EBITDA	$4,270	$4,215	$13,147	$16,325

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
We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses, as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. We continue to evaluate locations and timing for a potential new campus on a scale similar to our Dallas/Ft. Worth, Texas campus. In December 2013 and March 2014, we paid cash dividends of $0.10 per share on our common stock. To the extent that potential acquisitions or opening additional campus locations are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $89.9 million as of March 31, 2014.
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
Operating Activities
Our net cash provided by operating activities was $15.9 million for the six months ended March 31, 2014 compared to $7.6 million for the six months ended March 31, 2013. For the six months ended March 31, 2014, changes in our operating assets and liabilities resulted in cash outflows of $0.3 million and were primarily attributable to changes in deferred revenue, prepaid expenses and other assets, income tax receivable and accounts payable and accrued expenses. The increase in deferred revenue resulted in a cash inflow of $3.6 million. The increase was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2014 compared to September 30, 2013. The increase in prepaid expenses and other current assets resulted in a net cash outflow of $1.3 million and was primarily attributable to prepayments made for software maintenance and financial aid processing services. The change in income tax from a payable position to a receivable position resulted in cash used of $1.3 million and was primarily due to the timing of tax payments. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $1.1 million was primarily due to the timing of our payroll cycle.
For the six months ended March 31, 2013, the changes in our operating assets and liabilities resulted in cash outflows of $12.6 million and were primarily attributable to changes in accounts payable and accrued expenses, deferred revenue, and prepaid expenses and other current assets. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $8.1 million and was primarily due to the payment of our 2012 annual bonus as well as the timing of our payroll cycle. The decrease in deferred revenue resulted in a cash outflow of $5.8 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2013 compared to September 30, 2012. The decrease in prepaid expenses and other current assets resulted in a net cash inflow of $1.5 million and was primarily as a result of the reimbursement of certain construction expenses related to the relocation of our Glendale Heights, Illinois campus to, and the design and construction of, a new campus in Lisle, Illinois.
Investing Activities
During the six months ended March 31, 2014, cash used in investing activities was $11.6 million. We had cash outflows of $33.1 million to purchase investments and cash inflows of $26.1 million from proceeds received upon maturity of investments. We had cash outflows of $5.5 million related to the purchase of new and replacement training equipment for our ongoing operations. We anticipate investing an additional $11.4 million to $11.7 million in capital expenditures during the year ending September 30, 2014, primarily related to Automotive Technology & Diesel Technology II Integration, the building expansion at our Orlando, Florida campus and purchases of new and replacement equipment for our ongoing operations.
During the six months ended March 31, 2013, cash used in investing activities was $14.8 million and was primarily related to our purchases of $44.0 million of investments and cash inflows of $33.4 million from proceeds received upon maturity of investments. We had cash outflows of $4.2 million related to the purchase of new and replacement training equipment for our ongoing operations.
Financing Activities
During the six months ended March 31, 2014, cash used in financing activities was $5.6 million and was primarily attributable to the payment of cash dividends on December 20, 2013 and March 31, 2014 of $0.10 per share totaling approximately $4.9 million.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2013 Annual Report on Form 10-K, filed with the SEC on December 4, 2013. During the six months ended March 31, 2014, there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements
Recent accounting pronouncements are disclosed in our 2013 Annual Report on Form 10-K, filed with the SEC on December 4, 2013. During the six months ended March 31, 2014, there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since September 30, 2013. For a discussion of our exposure to market risk, refer to our 2013 Annual Report on Form 10-K, filed with the SEC on December 4, 2013.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2014 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to the present.  We responded timely to the request, as well as to follow-up requests for additional information made in December 2012 and February 2013. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

As previously disclosed, in October 2012 and January 2013, the ACCSC requested certain documentation related to a  preliminary investigation by the United States Department of Justice (“DOJ”) of certain previously disclosed claims under the False Claims Act (31 U.S.C. § 3729, et seq.) (the “FCA Claims”).  Pursuant to applicable law and the United States’ request, we were not able to provide the information requested at that time and notified ACCSC as such. In October 2013, we informed the ACCSC of the declination of intervention and closing of investigation by the DOJ into the FCA Claims, as well as the settlement of such claims with a former employee, and the final agency closing of a related Department of Labor suit.  In addition, at the ACCSC’s request, in November 2013, we provided the ACCSC with certain documentation relating to the resolution of these claims. On March 19, 2014, we received notification from the ACCSC that it voted to accept our response and closed their inquiry.

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

In order to support revenue growth and student enrollment, we need to hire and train new admissions representatives, as well as retain and continue to develop our existing admissions representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong admissions representative team may be affected by a number of factors, including: our ability to integrate and motivate our admissions representatives; our ability to effectively train our admissions representatives; the length of time it takes new admissions representatives to become productive; the competition we face from other companies in hiring, compensating and retaining admissions representatives and our ability to effectively manage a multi-location educational organization. Effective July 1, 2011, we made modifications to our employee compensation structure in order to comply with the elimination of the safe harbors in the regulations in place prior to this date. These modifications affected the compensation structure for our admissions representatives, including the elimination of their variable compensation. As a result of this change and the macroeconomic conditions impacting our business, we have experienced a decrease in our enrollment rates. Our existing compensation structure and any future changes to admissions representative compensation may result in a continued decrease in our enrollment rates. If we are unable to hire, develop or retain quality admissions representatives, the effectiveness of our student recruiting efforts would be adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the purchase of equity securities for the three months ended March 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands) (2)
January 1-31, 2014	—	$—	—	$17,757
February 1-28, 2014	1,743	$13.23	—	$17,757
March 1-31, 2014	32,119	$13.18	31,000	$17,348
Total	33,862		31,000	$17,348

(1)
1,743 shares and 1,119 shares purchased in February and March, respectively, represent shares of common stock withheld by us as payment of the individual's tax obligations on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan (the 2003 Plan). Such shares are returned to the pool of shares issuable under the 2003 Plan.

(2)
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. We may terminate or limit the share repurchase program at any time without prior notice.

Item 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K which are filed or furnished with this report, as applicable, are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated:	April 30, 2014	By:	/s/ Eugene S. Putnam, Jr.
Eugene S. Putnam, Jr.
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

 EXHIBIT INDEX

Number	Description

10.1
Employment Agreement, by and between Kimberly J. McWaters and Universal Technical Institute, Inc., effective April 8, 2014. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on April 11, 2014.)

10.2
Employment Agreement, by and between Eugene S. Putnam, Jr. and Universal Technical Institute, Inc., effective April 8, 2014. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on April 11, 2014.)

10.3
Amended and Restated Employment Agreement, by and between Kenneth J. Cranston and Universal Technical Institute, Inc., effective April 8, 2014. (Incorporated by reference to Exhibit 10.3 to a Form 8-K filed by the Registrant on April 11, 2014.)

10.4
Second Amendment to Employment Agreement, by and between Kimberly J. McWaters and Universal Technical Institute, Inc., effective March 7, 2014. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on March 11, 2014.)

10.5
Second Amendment to Employment Agreement, by and between Eugene S. Putnam, Jr. and Universal Technical Institute, Inc., effective March 7, 2014. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on March 11, 2014.)

10.6
First Amendment to Employment Agreement, by and between Kenneth J. Cranston and Universal Technical Institute, Inc., effective March 7, 2014. (Incorporated by reference to Exhibit 10.3 to a Form 8-K filed by the Registrant on March 11, 2014.)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Income Statements; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.