Form 10-Q
period 2014-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2014-08-06
CIK 1261654

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
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 30, 2014, there were 24,592,169 shares outstanding of the registrant’s common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

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

ii

PART I – FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	September 30, 2013
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$25,129	$35,657
Restricted cash	2,737	5,748
Investments, current	48,143	57,531
Receivables, net	7,750	11,406
Deferred tax assets, net	5,984	7,452
Prepaid expenses and other current assets	17,604	15,553
Total current assets	107,347	133,347
Investments, less current	17,797	4,188
Property and equipment, net	107,095	103,070
Goodwill	20,579	20,579
Deferred tax assets, net	11,868	8,835
Other assets	9,984	9,444
Total assets	$274,670	$279,463
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$36,151	$39,229
Deferred revenue	38,579	46,890
Accrued tool sets	4,062	3,971
Lease financing obligation, current	5,332	—
Income tax payable	1,086	79
Other current liabilities	2,470	2,192
Total current liabilities	87,680	92,361
Deferred rent liability	10,784	11,932
Lease financing obligation, less current	32,634	—
Construction liability	—	27,632
Other liabilities	9,953	8,768
Total liabilities	141,051	140,693
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,604,748 shares issued and 24,592,169 shares outstanding at June 30, 2014 and 30,535,847 shares issued and 24,643,520 shares outstanding as of September 30, 2013	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	174,227	171,087
Treasury stock, at cost, 6,012,579 shares at June 30, 2014 and 5,892,327 shares at September 30, 2013	(90,769)	(89,346)
Retained earnings	50,158	57,026
Total shareholders’ equity	133,619	138,770
Total liabilities and shareholders’ equity	$274,670	$279,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues	$91,316	$90,954	$283,047	$284,470
Operating expenses:
Educational services and facilities	48,682	49,140	150,445	149,288
Selling, general and administrative	41,561	41,356	130,030	130,657
Total operating expenses	90,243	90,496	280,475	279,945
Income from operations	1,073	458	2,572	4,525
Other income:
Interest income (expense), net	(494)	61	(1,117)	180
Equity in earnings of unconsolidated affiliate	135	—	343	—
Other income	193	97	572	461
Total other income (expense)	(166)	158	(202)	641
Income before income taxes	907	616	2,370	5,166
Income tax expense	537	320	1,845	2,228
Net income	$370	$296	$525	$2,938
Earnings per share:
Net income per share - basic	$0.02	$0.01	$0.02	$0.12
Net income per share - diluted	$0.01	$0.01	$0.02	$0.12
Weighted average number of shares outstanding:
Basic	24,618	24,420	24,641	24,527
Diluted	24,918	24,580	24,905	24,620
Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
	(In thousands)
Balance at September 30, 2013	30,536	$3	$171,087	5,892	$(89,346)	$57,026	$138,770
Net income	—	—	—	—	—	525	525
Issuance of common stock under employee plans	88	—	—	—	—	—	—
Shares withheld for payroll taxes	(19)	—	(237)	—	—	—	(237)
Tax charge from employee stock plans	—	—	(945)	—	—	—	(945)
Stock-based compensation	—	—	4,322	—	—	—	4,322
Treasury stock repurchases	—	—	—	121	(1,423)	—	(1,423)
Cash dividend declared	—	—	—	—	—	(7,393)	(7,393)
Balance at June 30, 2014	30,605	$3	$174,227	6,013	$(90,769)	$50,158	$133,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$525	$2,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,461	16,917
Amortization of assets subject to financing obligation	1,086	—
Amortization of held-to-maturity investments	1,869	1,462
Bad debt expense	2,891	3,679
Stock-based compensation	4,322	4,436
Excess tax benefit from stock-based compensation	(7)	—
Deferred income taxes	(2,510)	(1,727)
Equity in earnings of unconsolidated affiliate	(343)	—
Net training equipment credits earned	(892)	(1,348)
Loss on disposal of property and equipment	385	84
Changes in assets and liabilities:
Receivables	765	647
Prepaid expenses and other current assets	(1,731)	1,716
Other assets	(442)	(935)
Accounts payable and accrued expenses	(3,878)	(7,810)
Deferred revenue	(8,311)	(14,450)
Income tax payable/receivable	1,007	(566)
Accrued tool sets and other current liabilities	662	917
Deferred rent liability	(1,148)	(866)
Other liabilities	745	284
Net cash provided by operating activities	9,456	5,378
Cash flows from investing activities:
Purchase of property and equipment	(7,787)	(6,646)
Proceeds from disposal of property and equipment	40	54
Purchase of investments	(46,333)	(60,138)
Proceeds received upon maturity of investments	40,243	51,135
Return of capital contribution from unconsolidated affiliate	238	—
Decrease in restricted cash	3,020	1,000
Net cash used in investing activities	(10,579)	(14,595)
Cash flows from financing activities:
Payment of cash dividend	(7,393)	(7,356)
Repayment of financing obligation	(359)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(237)	(198)
Proceeds from issuance of common stock under employee plans	—	395
Excess tax benefit from stock-based compensation	7	—
Purchase of treasury stock	(1,423)	(5,373)
Net cash used in financing activities	(9,405)	(12,532)
Net decrease in cash and cash equivalents	(10,528)	(21,749)
Cash and cash equivalents, beginning of period	35,657	45,665
Cash and cash equivalents, end of period	$25,129	$23,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Nine Months Ended June 30,
	2014	2013
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$3,411	$4,521
Training equipment obtained in exchange for services	$2,107	$1,006
Change in accrued capital expenditures during the period	$305	$(1,682)
Construction period construction liability - construction in progress	$5,868	$21,326
Construction period financing obligation - building	$4,825	$—
Construction liability recognized as financing obligation	$33,500	$—
Interest paid	$1,342	$1
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
2.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K filed with the SEC on December 4, 2013.
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

Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2014 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current projections. Therefore, for the three months and nine months ended June 30, 2014, we calculated income taxes for each of the discrete periods using the actual year-to-date results.

Our U.S. federal income tax return for fiscal year 2012 is currently under review by the Internal Revenue Service.

We have no items which affect comprehensive income other than net income.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

3.    Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016; early adoption is not permitted. Accordingly, the standard will be effective for us starting with our fiscal year beginning October 1, 2017. We are currently evaluating the adoption method to apply and the impact that the update will have on our results of operations, financial condition and financial statement disclosures.
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

Amortized cost and fair value for investments classified as held-to-maturity as of June 30, 2014 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$36,398	$17	$—	$36,415
Corporate bonds	10,028	1	(6)	10,023
Certificates of deposit	1,717	—	—	1,717
Due in 1 - 2 years:
Municipal bonds	8,178	14	—	8,192
Corporate bonds	6,646	—	(13)	6,633
Certificates of deposit	2,973	—	—	2,973
	$65,940	$32	$(19)	$65,953
Amortized cost and fair value for investments classified as held-to-maturity as of September 30, 2013 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$40,942	$22	$—	$40,964
Corporate bonds	11,684	2	(7)	11,679
Certificates of deposit	4,905	—	—	4,905
Due in 1 - 2 years:
Municipal bonds	3,943	4	—	3,947
Certificates of deposit	245	—	—	245
	$61,719	$28	$(7)	$61,740
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

Assets measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$12,740	$12,740	$—	$—
Corporate bonds	16,656	16,656	—	—
Municipal bonds	44,607	—	44,607	—
Certificates of deposit	4,690	—	4,690	—
Commercial paper	5,000	—	5,000	—
Total assets at fair value on a recurring basis	$83,693	$29,396	$54,297	$—

		Fair Value Measurements Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$23,135	$23,135	$—	$—
Corporate bonds	11,679	11,679	—	—
Municipal bonds	44,911	—	44,911	—
Certificates of deposit	5,150	—	5,150	—
Total assets at fair value on a recurring basis	$84,875	$34,814	$50,061	$—

6.  Postemployment Benefits

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The postemployment activity for the nine months ended June 30, 2014 was as follows:

	Liability Balance at September 30, 2013	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at June 30, 2014
Severance	$1,714	$1,123	$(1,281)	$85	$1,641
Other	2	66	(34)	(12)	22
Total	$1,716	$1,189	$(1,315)	$73	$1,663

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.
7.   Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, if any. For the three months and nine months ended June 30, 2014, 394,687 shares and 494,372 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the three months and nine months ended June 30, 2013, 928,956 shares and 1,135,211 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.
The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,618	24,420	24,641	24,527
Dilutive effect related to employee stock plans	300	160	264	93
Diluted shares outstanding	24,918	24,580	24,905	24,620

8.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2014	September 30, 2013
Land	—	$1,456	$1,456
Buildings and building improvements	35	50,306	13,741
Leasehold improvements	1-28	38,252	48,062
Training equipment	3-10	84,514	82,270
Office and computer equipment	3-10	36,874	37,206
Curriculum development	5	18,716	18,716
Software developed for internal use	3-5	12,100	10,895
Vehicles	5	1,176	1,005
Construction in progress	—	8,669	33,158
		252,063	246,509
Less accumulated depreciation and amortization		(144,968)	(143,439)
		$107,095	$103,070

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following amounts, which are included in the above table, represent assets financed by financing obligations:

June 30, 2014
Buildings and building improvements	$33,500
Construction in progress	4,825
Less accumulated depreciation and amortization	(1,086)
Assets financed by financing obligation, net	$37,239

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

Under the agreement, we have retained all construction risk and are responsible for all budget overruns. Therefore, for accounting purposes, we are considered the owner during the construction period. Additionally, during the construction period, which began June 1, 2014, the existing building and the addition are considered one unit of account. Accordingly, we have recorded the existing building and a corresponding short-term financing obligation of approximately $4.8 million on our condensed consolidated balance sheet and have discontinued recognizing rent expense.

During construction of the addition, we will record construction costs as construction in progress with a corresponding construction liability on our condensed consolidated balance sheet. Although we are owners during the construction period, we do not own the underlying land. Therefore, we have an imputed operating lease expense related to our use of the land that is recognized from the time we begin construction through the end of the construction period. During the construction period, the rental payment on the existing building is allocated to imputed land lease expense and interest expense, which is capitalized, and the remaining portion decreases the financing obligation.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Future minimum lease payments under the Lisle, Illinois and Orlando, Florida leases as of June 30, 2014 are as follows:

Years ending September 30,	Financing Obligations	Operating Leases
2014 (Remaining)	$947	$91
2015	2,928	297
2016	2,907	291
2017	2,971	291
2018	3,037	291
Thereafter	46,719	3,832
Total future minimum lease obligation	$59,509	$5,093
Financing obligation on building recorded during construction period	4,504
Less imputed interest on financing obligation	(25,687)
Less imputed accrued land lease obligation	(360)
Net present value of financing obligation	$37,966

9.   Investment in Unconsolidated Affiliate

During the year ended September 30, 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (JV) related to the lease of our Lisle, Illinois campus facility. In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in other assets in our condensed consolidated balance sheet. We recognize our proportionate share of the JV’s net income or loss during each accounting period as a change in our investment. For the three months and nine months ended June 30, 2014, our equity in earnings was $0.1 million and $0.3 million, respectively. We did not recognize any equity in earnings during the three months or nine months ended June 30, 2013.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Investment in unconsolidated affiliate consists of the following:

	June 30, 2014		September 30, 2013
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in unconsolidated affiliate	$4,105	27.972%	$4,000	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Nine Months Ended June 30,
	2014	2013
Balance at beginning of period	$4,000	$4,000
Equity in earnings of unconsolidated affiliate	343	—
Return of capital contribution from unconsolidated affiliate	(238)	—
Balance at end of period	$4,105	$4,000

10.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2014	September 30, 2013
Accounts payable	$9,625	$13,758
Accrued compensation and benefits	19,274	16,858
Other accrued expenses	7,252	8,613
	$36,151	$39,229
11.   Commitments and Contingencies

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

Executive Employment Agreements

Effective April 8, 2014, we entered into new employment agreements with two of our key executives and into an amended employment agreement with another key executive that provide for certain payments and benefits upon specified terminations of employment as defined within each agreement. Each agreement provides payments and benefits for termination for reasons other than cause and resignation for good reason, without or following a change in control. The new employment agreements also provide for payments for certain terminations following Company non-renewal of the agreement, for payments and benefits upon termination due to death or disability and require future stock unit awards, if any, to provide for continued vesting for 12 months after a qualifying retirement as defined within the agreements. There have been no grants of stock unit awards with retirement provisions. The range of the aggregate commitment upon termination of employment under these agreements and existing equity award agreements as of June 30, 2014 is approximately $2.7 million to $9.2 million.

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
In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred and were approximately $0.3 million and $1.1 million for the three months and nine months ended June 30, 2014, respectively, and $0.4 million and $1.5 million for the three months and nine months ended June 30, 2013, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Nine Months Ended June 30,		Inception
	2014	2013	2014	2013	to date
Tuition and interest income excluded	$6,289	$5,236	$20,542	$18,068	$90,401
Amounts collected and recognized	(951)	(601)	(2,497)	(1,619)	(7,519)
Amounts written off	(2,173)	(1,646)	(6,436)	(4,102)	(27,431)
Net amount excluded during the period	$3,165	$2,989	$11,609	$12,347	$55,451
At June 30, 2014, we had committed to provide loans to our students for approximately $100.0 million since inception.
The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not reflected in our condensed consolidated balance sheets:

	Nine Months Ended June 30,
	2014	2013
Balance at beginning of period	$59,767	$42,880
Loans extended	18,390	15,930
Interest accrued	2,134	2,686
Amounts collected and recognized	(2,497)	(1,619)
Amounts written off	(6,436)	(4,102)
Balance at end of period	$71,358	$55,775

12.  Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 20, 2013, March 31, 2014 and June 30, 2014, we paid cash dividends of $0.10 per share to common stockholders of record as of December 10, 2013, March 17, 2014 and June 20, 2014, respectively, totaling approximately $7.4 million.
Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the three months ended June 30, 2014, we purchased 89,252 shares at an average price per share of $11.31 and a total cost of approximately $1.0 million. During the nine months ended June 30, 2014, we purchased 120,252 shares at an average price per share of $11.79 and a total cost of approximately $1.4 million. As of June 30, 2014, we have purchased 825,252 shares at an average price per share of $10.50 and a total cost of approximately $8.7 million under this program.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

13.   Segment Information
Our principal business is providing postsecondary education. We also provide manufacturer-specific training and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the Other category. Corporate expenses are allocated to Postsecondary Education and the Other category based on compensation expense. Depreciation and amortization includes amortization of assets subject to financing obligation.
Summary information by reportable segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues
Postsecondary education	$88,772	$88,982	$274,955	$278,145
Other	2,544	1,972	8,092	6,325
Consolidated	$91,316	$90,954	$283,047	$284,470
Income from operations
Postsecondary education	$1,965	$852	$4,631	$6,175
Other	(892)	(394)	(2,059)	(1,650)
Consolidated	$1,073	$458	$2,572	$4,525
Depreciation and amortization
Postsecondary education	$4,983	$5,482	$15,276	$16,644
Other	83	86	271	273
Consolidated	$5,066	$5,568	$15,547	$16,917
Net income
Postsecondary education	$826	$511	$1,496	$3,869
Other	(456)	(215)	(971)	(931)
Consolidated	$370	$296	$525	$2,938

			June 30, 2014	September 30, 2013
Goodwill
Postsecondary education			$20,579	$20,579
Other			—	—
Consolidated			$20,579	$20,579
Total assets
Postsecondary education			$268,752	$272,178
Other			5,918	7,285
Consolidated			$274,670	$279,463

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

14.   Government Regulation and Financial Aid
Gainful Employment
In 2013, the Department of Education (ED) established a negotiated rulemaking committee (the committee) to prepare proposed regulations to establish standards for programs that prepare students for gainful employment in a recognized occupation. The negotiation sessions occurred in September, November and December of 2013.  The committee did not reach consensus on proposed draft regulatory language by the December 13, 2013 deadline.  Without consensus, ED was authorized to write the final rule without the committee shaping its language. On March 25, 2014, ED issued a Notice of Proposed Rulemaking to establish measures for determining whether certain postsecondary educational programs prepare students for gainful employment in a recognized occupation. ED proposed a set of conditions under which these educational programs remain eligible to participate in Title IV programs. The public comment period ended on May 27, 2014. On June 13, 2014, ED advised that it plans to publish the final rules in October 2014. Final rules published prior to November 1 are eligible for implementation as early as July 1 the following year. We cannot predict the form of the final rules that may be adopted following the comment period. We continue to monitor this activity.
Program Integrity and Improvement

In February, March and April of 2014, ED conducted negotiated rulemaking sessions covering a variety of topics, the following of which may be impactful to us: the definition of adverse credit as it applies to Federal Direct PLUS loans, clock-to-credit hour conversion regulations and Title IV cash management. We continue to monitor activities relative to ED's negotiations and proposed rules for any impact on our business.
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
2014 Overview
Operations
We started approximately 1,900 students during the three months ended June 30, 2014, which represents a decrease of 24.0% as compared to the prior year comparable period. For the nine months ended June 30, 2014, we started approximately 7,300 students, which represents a decrease of 9.9% as compared to the prior year comparable period. The decline in new student starts during the nine months ended June 30, 2014 and a lower student population at the beginning of 2014 contributed to declines of 2.9% and 4.0% in our average undergraduate full-time student enrollment to approximately 13,400 and 14,500 students, respectively, for the three months and nine months ended June 30, 2014. Our undergraduate full-time student enrollment was 12,600 students at June 30, 2014.
Several factors continue to challenge our ability to start new students including the following:

•
The amount of Title IV financial aid available decreased during 2012 which increased the difference between the amount of Title IV financial aid our students are eligible for and the cost of education; this difference requires students and their families to obtain additional financing;

•
Incentive compensation changes which became effective July 1, 2011 limited the means by which we may compensate our admissions representatives and required changes to our compensation and performance management processes. We are continuing to adapt to those changes within the organization, including implementing significant compensation changes for our field admissions representatives which became effective July 1, 2014;

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

Our revenues for the three months ended June 30, 2014 were $91.3 million, an increase of $0.3 million, or 0.4%, from the prior year. The increase was primarily attributable to tuition rate increases and an increase in industry training revenue. Revenues were negatively impacted by the decline in our average undergraduate full-time student enrollment. The increase in revenues, combined with a slight decrease in operating expenses, resulted in operating income of $1.1 million and net income of $0.4 million.

Our revenues for the nine months ended June 30, 2014 were $283.0 million, a decline of $1.5 million, or 0.5%, from the prior year. Revenues were negatively impacted by the decline in our average undergraduate full-time student enrollment. The decrease was partially offset by tuition rate increases and an increase in industry training revenue. Additionally, our results of operations were impacted by an increase in advertising expenses, as we continue to invest in efforts to optimize our media mix. The decline in revenues and the increase in advertising expenses resulted in operating income of $2.6 million and net income of $0.5 million.

Our revenues for the three months and nine months ended June 30, 2014 excluded $5.6 million and $18.4 million, respectively, of tuition related to students participating in our proprietary loan program. Additionally, the increase in scholarships awarded in prior periods has resulted in an increase in discounts applied for students currently attending our programs. The increase was approximately $0.4 million and $1.0 million for the three months and nine months ended June 30, 2014, respectively.

Balancing the impact of our lower student populations and our highly fixed cost structure with our commitment to invest in our future resulted in lower operating margins for the nine months ended June 30, 2014.

In response to these challenges, we continue to manage discretionary operating costs, including compensation expenses, to develop our strong industry relationships and to provide alternative financial solutions to help students achieve their educational goals. During 2013 and 2014, we increased our need-based scholarships offerings. Additionally, we continue to optimize our advertising spend, balancing the quality and quantity of inquiries, and we have implemented programs to improve the effectiveness of our admissions processes.

Lease Transactions

We are in the planning phase to open a new campus on a similar scale and business model as our Dallas/Ft. Worth, Texas campus during calendar 2015.

Lisle, Illinois

As previously disclosed, in 2012 we entered into a build-to-suit lease, a construction management agreement and a joint venture related to the relocation of our Glendale Heights, Illinois campus to Lisle, Illinois. We moved into our Lisle, Illinois campus during the three months ended December 31, 2013. The transaction was structured based on the desired economic outcome which has resulted in accounting for the lease as a financing obligation and the joint venture using the equity method. See footnotes 8 and 9 to our condensed consolidated financial statements included in this Report on Form 10-Q for further discussion.

Orlando, Florida

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

Under the agreement, we have retained all construction risk and therefore, for accounting purposes, are considered the owner during the construction period. During the construction period, which began on June 1, 2014, the existing building and the addition are considered one unit of account and accordingly we have recorded the existing building and a corresponding financing obligation of approximately $4.8 million on our condensed consolidated balance sheet.

Additionally, we have an imputed operating lease related to our use of the land during construction. During the construction period, the rental payment on the existing building is allocated to imputed land lease expense and interest expense, which is capitalized, and the remaining portion decreases the financing obligation, resulting in an anticipated decrease to occupancy costs of approximately $0.3 million for the year ending September 30, 2014.

We believe that we will not have continued involvement in the facility after the construction period is complete, and we anticipate that the lease will be accounted for as an operating lease. See footnote 8 to our condensed consolidated financial statements included in this Report on Form 10-Q for further discussion.

Automotive Technology and Diesel Technology II Integration

In March 2014, we began integrating the Automotive Technology and Diesel Technology II curricula at our Sacramento, California campus and we intend to integrate the new curricula at our Orlando, Florida campus in calendar year 2015. Currently, veterans enrolled at our Sacramento, California campus are taking courses under the Automotive Technology and Diesel Technology I curricula because the use of veteran’s benefits to fund courses under the new curriculum at this campus has not been authorized in California. We are in discussion with the California State Approving Agency for Veterans Education regarding the necessary approval; however we are not able to determine when, or if, the state agency will approve the funding.

As we continue to integrate the curricula at our other automotive campuses in future years, we expect to make additional capital investments and incur higher than usual operating expenses.  We anticipate capitalizing an additional $0.7 million to $1.0 million of training aids and leasehold improvements and incurring an additional $0.5 million to $0.7 million in operating expenses related to these integration activities during the remainder of the year ending September 30, 2014.

Graduate Employment
Our consolidated graduate employment rate for our 2013 graduates during the nine months ended June 30, 2014 is above the rate at the same time in the prior year. The rate has improved for all of our programs.

Regulatory Environment
Gainful Employment
In 2013, the Department of Education (ED) established a negotiated rulemaking committee (the committee) to prepare proposed regulations to establish standards for programs that prepare students for gainful employment in a recognized occupation. The negotiation sessions occurred in September, November and December of 2013.  The committee did not reach consensus on proposed draft regulatory language by the December 13, 2013 deadline.  Without consensus, ED was authorized to write the final rule without the committee shaping its language. On March 25, 2014, ED issued a Notice of Proposed Rulemaking to establish measures for determining whether certain postsecondary educational programs prepare students for gainful employment in a recognized occupation. ED proposed a set of conditions under which these educational programs remain eligible to participate in Title IV programs. The public comment period ended on May 27, 2014. On June 13, 2014, ED advised that it plans to publish the final rules in October 2014. Final rules published prior to November 1 are eligible for implementation as early as July 1 the following year. We cannot predict the form of the final rules that may be adopted following the comment period. Compliance with final rules could have a material impact on the manner in which we conduct our business and our results of operations. We are not able to develop reliable estimates as to the potential outcome or impact of the proposed rules because the rules are not final, the data previously provided by ED is dated and we do not have access to recent data which would be used in the proposed calculations. We continue to monitor this activity.
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
Accreditation
In June 2014, we received formal notification from the Accrediting Commission of Career Schools and Colleges (ACCSC) granting continuing accreditation with reporting for our Orlando, Florida campus. We are required to submit an outcomes report in February 2015 demonstrating successful student achievement in one of our programs which had approximately 690 students eligible to graduate during 2010, and fell below ACCSC's graduation benchmark. We are working to improve the graduation rate for this program. Once ACCSC determines that we meet the benchmark, the reporting status will be removed.
Massachusetts Regulations

On June 20, 2014 the Massachusetts Attorney General (MA AG) published new disclosure and business practice regulations applicable to proprietary schools operating in or recruiting from Massachusetts or providing services to residents of that state.  As published, the new regulations were effective immediately. The new disclosure obligations include, among other information, graduation, loan non-payment and placement data requirements that are uniquely defined by the MA AG and differ from data and calculation requirements historically applied to our schools by other regulating agencies. In addition to required disclosures, the new regulations also require various business practice changes including, among other items, a 72-hour waiting period between data disclosure and entering into an enrollment agreement as well as significant limitations on contact between our admissions representatives and prospective students. We have initiated company-wide ongoing efforts to comply with the new disclosure requirements and believe that we have made good faith efforts to comply with the immediately effective regulations.  These regulations have resulted in substantial changes to our recruiting operations in the New England region and to our Norwood, Massachusetts campus; however, the ultimate impact to our operations is currently unknown.

2014 Outlook

As a result of the declines in new student applications in the third quarter and the continued economic and regulatory headwinds, we anticipate a decline in new student starts in the mid single digits in the fourth quarter as compared to the prior year. However, with continued expense management, we should be able to produce a meaningful improvement in fourth quarter operating income compared to last year, while continuing to invest in strategies to improve overall enrollments and grow revenue in the future.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	53.3%	54.0%	53.2%	52.5%
Selling, general and administrative	45.5%	45.5%	45.9%	45.9%
Total operating expenses	98.8%	99.5%	99.1%	98.4%
Income (loss) from operations	1.2%	0.5%	0.9%	1.6%
Interest income (expense), net	(0.5)%	0.1%	(0.4)%	0.1%
Other income	0.3%	0.1%	0.3%	0.1%
Total other income (expense)	(0.2)%	0.2%	(0.1)%	0.2%
Income (loss) before income taxes	1.0%	0.7%	0.8%	1.8%
Income tax expense (benefit)	0.6%	0.4%	0.6%	0.8%
Net income (loss)	0.4%	0.3%	0.2%	1.0%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 and Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
Revenues. Our revenues for the three months ended June 30, 2014 were $91.3 million, an increase of $0.3 million, or 0.4%, as compared to revenues of $91.0 million for the three months ended June 30, 2013. The increase was primarily attributable to tuition rate increases between 2% and 4%, depending on the program, and an increase of $0.6 million in industry training revenue. The increase was partially offset by the 2.9% decrease in our average undergraduate full-time student enrollment, which contributed a decrease in revenues of approximately $2.4 million. Our revenues for the three months ended June 30, 2014 and 2013 excluded $5.6 million and $4.4 million, respectively, of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we recognize the related revenues as payments are received from the students participating in this program. We recognized $1.0 million and $0.6 million of revenues and interest under the program during the three months ended June 30, 2014 and 2013, respectively.

Our revenues for the nine months ended June 30, 2014 were $283.0 million, a decrease of $1.5 million, or 0.5%, as compared to revenues of $284.5 million for the nine months ended June 30, 2013. The 4.0% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $10.6 million. The decrease was partially offset by tuition rate increases between 2% and 4%, depending on the program, and an increase of $1.7 million in industry training revenue. Our revenues for the nine months ended June 30, 2014 and 2013 excluded $18.4 million and $15.4 million, respectively, of tuition related to students participating in our proprietary loan program. In accordance with our accounting policy, we recognize the related revenues as payments are received from the students participating in this program. We recognized $2.5 million and $1.6 million of revenues and interest under the program during the three months ended June 30, 2014 and 2013, respectively.
During 2013 and 2014, we have increased the amount of scholarships offered to our students in an effort to improve the percentage of students who start school after applying. Because scholarships are recognized ratably over the term of the student’s course or program in accordance with our revenue recognition policy, an increase in scholarships accepted does not immediately impact revenues. Discounts to revenues related to scholarships applied for students currently attending our programs increased approximately $0.4 million and $1.0 million for the three months and nine months ended June 30, 2014, respectively, as a result of the increase in scholarships awarded in prior periods.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and nine months ended June 30, 2014 were $48.7 million and $150.4 million, respectively. This represents a decrease of $0.4 million, as compared to $49.1 million for the three months ended June 30, 2013, and an increase of $1.1 million, as compared to $149.3 million for the nine months ended June 30, 2013.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Salaries expense	$21,811	$21,576	$65,975	$64,728
Employee benefits and tax	4,035	4,405	12,530	13,012
Stock-based compensation	148	177	449	441
Bonus expense	211	125	482	786
Compensation and related costs	26,205	26,283	79,436	78,967
Occupancy costs	8,696	9,207	27,242	27,653
Depreciation and amortization expense	4,609	4,699	13,926	14,091
Other educational services and facilities expense	3,747	3,490	11,301	11,304
Supplies and maintenance	2,321	2,076	7,260	6,630
Tools and training aids expense	1,959	1,826	6,814	6,500
Contract services expense	1,145	1,559	4,466	4,143
	$48,682	$49,140	$150,445	$149,288
The increase in compensation and related costs for the nine months ended June 30, 2014 was primarily attributable to an increase of $1.3 million in salaries expense as compared to the prior year, primarily due to normal salary merit increases. The increases were partially offset by planned employee attrition resulting from our focus on cost control. Bonus expense for the year ending September 30, 2014 is anticipated to be lower than the prior year due to the design of the plan, which includes a reduction in the bonus plan payout levels.
As discussed in footnote 8 to our condensed consolidated financial statements included in this Report on Form 10-Q, in December 2013, we recorded an asset and related financing obligation for our Lisle, Illinois campus. We anticipate the related depreciation expense will be approximately $1.6 million for the year ending September 30, 2014. We expect this increase will be offset by a decrease in depreciation expense on other assets, as a higher percentage of our fixed assets are fully depreciated.
In January 2014, we entered into amended lease agreements for certain buildings on our Orlando, Florida campus which extended the lease terms, modified the scheduled rental payments and allowed us to expand the square footage at one of the buildings. In connection with the expansion, we recorded a loss of approximately $0.2 million related to the write-off of various leasehold improvements, which is included within other educational services and facilities expense.

Supplies and maintenance expense increased $0.2 million and $0.7 million for the three months and nine months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increase was primarily related to the integration of our Automotive Technology and Diesel Technology II curricula at our Sacramento, California and Orlando, Florida campuses, and the relocation of our Glendale Heights, Illinois campus to Lisle, Illinois.

Contract services expense decreased $0.5 million for the three months ended June 30, 2014, and increased $0.4 million for the nine months ended June 30, 2014, as compared to the same periods in the prior year. The increase in contract services expense for the nine months ended June 30, 2014 was primarily attributable to an increase in contract services in support of the relocation of our Glendale Heights, Illinois campus to Lisle, Illinois as well as expenses associated with outsourcing certain financial aid processes. Once the initial outsourcing of these financial aid processes was completed, we realized anticipated savings which are reflected in the decrease for the three months ended June 30, 2014.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and nine months ended June 30, 2014 were $41.6 million and $130.0 million, respectively. This represents an increase of $0.2 million, as compared to $41.4 million for the three months ended June 30, 2013, and a decrease of $0.7 million, as compared to $130.7 million for the nine months ended June 30, 2013.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Salaries expense	$18,171	$17,381	$54,350	$53,815
Employee benefits and tax	3,610	3,816	11,158	11,845
Stock-based compensation	1,068	1,254	3,873	3,995
Bonus expense	641	304	1,461	2,178
Compensation and related costs	23,490	22,755	70,842	71,833
Advertising expense	9,139	9,065	30,234	28,158
Other selling, general and administrative expenses	5,858	5,660	18,892	17,966
Contract services expense	1,051	1,028	3,649	3,946
Bad debt expense	901	1,059	2,891	3,679
Depreciation and amortization expense	773	1,159	2,517	3,661
Legal services expense	349	630	1,005	1,414
	$41,561	$41,356	$130,030	$130,657
The increase in compensation and related costs for the three months ended June 30, 2014 was primarily attributable to an increase of $0.8 million in salaries expense as compared to the prior year. The increase was primarily due to normal salary merit increases as well as a slight increase in non-admissions employee headcount to fill open positions. Compensation and related costs decreased approximately $1.0 million for the nine months ended June 30, 2014, as compared to the prior year. Bonus expense for the year ending September 30, 2014 is anticipated to be lower than the prior year due to the design of the plan, which includes a reduction in the bonus plan payout levels. Additionally, employee benefits and tax decreased for the nine months ended June 30, 2014, primarily due to a decrease in self-insurance medical claims.
We implemented compensation changes for our field admissions representatives effective July 1, 2014. We anticipate that the changes will result in decreased compensation expense and, in future periods, could result in turnover in field representative positions and decreased representative efficiency.
Advertising expense increased $2.0 million for the nine months ended June 30, 2014, as compared to the prior year. A portion of the increases were attributable to higher inquiry generation expenses; competitive pressures led to price increases and a tighter market for television and internet advertising. We are focusing on identifying the optimal balance between quality and quantity of inquiries from potential students. Advertising expense as a percentage of revenues for the three months and nine months ended June 30, 2014 was approximately 10% and 11%, respectively. We anticipate our advertising expense will be in the range of 10%—11% of revenue for the year ending September 30, 2014.

Legal services expense decreased for the three months and nine months ended June 30, 2014, as compared to the same periods in the prior year. As discussed in Part I, Item 3 of our Annual Report on Form 10-K filed with the SEC on December 4, 2013, during the year ended September 30, 2013, we settled legal matters for which we previously incurred significant legal costs. We anticipate lower legal services expense for the year ending September 30, 2014 compared to the year ended September 30, 2013.
Income taxes. Our provision for income taxes for the three months ended June 30, 2014 and 2013 was $0.5 million, or 59.2% of pre-tax income, and $0.3 million, or 51.9% of pre-tax income, respectively. Our provision for income taxes for the nine months ended June 30, 2014 and 2013 was $1.8 million, or 77.8% of pre-tax income, and $2.2 million, or 43.1% of pre-tax income, respectively. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits, and an increase in tax expense related to share-based compensation.

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
The write-off of the deferred tax asset resulted in $0.1 million and $0.6 million in income tax expense for the three months and nine months ended June 30, 2014. Although we cannot predict the price of our stock, if our stock price remains relatively consistent with the last quarter’s average price, the impact of any adjustments to the deferred tax asset and related income tax expense for the three months ending September 30, 2014 is expected to be less than $0.3 million, resulting in an impact on the year ending September 30, 2014 in the range of $0.5 million to $0.9 million.
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
Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2014 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current projections. Therefore, for the three months and nine months ended June 30, 2014, we calculated income taxes for each of the discrete periods using the actual year-to-date results.

Non-GAAP financial measures. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months and nine months ended June 30, 2014 were $6.8 million and $19.9 million, respectively, as compared to $6.4 million and $22.7 million for the three months and nine months ended June 30, 2013, respectively.

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

EBITDA reconciles to net income as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$370	$296	$525	$2,938
Interest expense (income), net	494	(61)	1,117	(180)
Income tax expense	537	320	1,845	2,228
Depreciation and amortization	5,382	5,858	16,443	17,752
EBITDA	$6,783	$6,413	$19,930	$22,738

Liquidity and Capital Resources
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations as well as the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses and our investment in capital expenditures related to the new campus we plan to open through the next 12 months.
We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses and funding our new campus as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. We have selected a location for a new campus on a scale similar to our Dallas/Ft. Worth, Texas campus, which we expect to open in calendar year 2015. See footnote 8 to our condensed consolidated financial statements included in this Report on Form 10-Q for further discussion. In December 2013, March 2014 and June 2014, we paid cash dividends of $0.10 per share on our common stock. To the extent that potential acquisitions or opening additional campus locations are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Our aggregate cash and cash equivalents and current investments were $73.3 million as of June 30, 2014.
Our principal source of liquidity is operating cash flows. A majority of our revenues is derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. We also derive a significant amount of our revenues from various veterans' benefits programs, which are administered by the U.S. Department of Veterans Affairs (VA). We submit enrollment certifications which provide the necessary information for the VA Regional Processing Offices to process claims. Enrollment certifications are generally submitted two courses in advance to assist in timely processing and receipt of VA funds.  We generally receive payments within 30 to 45 days from the day the VA receives the enrollment certification. We have a proprietary loan program in which we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

Our net cash provided by operating activities was $9.5 million for the nine months ended June 30, 2014 compared to $5.4 million for the nine months ended June 30, 2013. For the nine months ended June 30, 2014, changes in our operating assets and liabilities resulted in cash outflows of $12.3 million and were primarily attributable to changes in deferred revenue, accounts payable and accrued expenses, and prepaid expenses and other current assets. The decrease in deferred revenue resulted in a cash outflow of $8.3 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at June 30, 2014 compared to September 30, 2013. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $3.9 million. The decrease was primarily due to a decrease in accrued expenses resulting from fewer proprietary loans purchased from the bank during the period, as well as a decrease in accrued legal expense following the settlement of litigation during the year ended September 30, 2013. Accounts payable and accrued expenses also included a cash inflow related to accrued compensation and benefits, primarily driven by the timing of our payroll cycle. The increase in prepaid expenses and other current assets resulted in a cash outflow of $1.7 million and was primarily attributable to prepayments made for software maintenance and financial aid processing services.

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
Investing Activities

During the nine months ended June 30, 2014, cash used in investing activities was $10.6 million. We had cash outflows of $46.3 million to purchase investments and cash inflows of $40.2 million from proceeds received upon maturity of investments. We had cash outflows of $7.8 million related to the purchase of new and replacement training equipment for our ongoing operations. We anticipate investing an additional $7.0 million to $7.3 million in capital expenditures during the year ending September 30, 2014, primarily related to Automotive Technology & Diesel Technology II Integration, the building expansion at our Orlando, Florida campus and purchases of new and replacement equipment for our ongoing operations. Restricted cash decreased by approximately $3.0 million primarily due to a decrease in the number of proprietary loans to be purchased, which generally fluctuates with the level of new student starts. Additionally, our $1.0 million deposit with the bank that previously administered our proprietary loan program was returned to us in accordance with the termination agreement.

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
Financing Activities

During the nine months ended June 30, 2014, cash used in financing activities was $9.4 million and was primarily attributable to the payment of cash dividends on December 20, 2013, March 31, 2014, and June 30, 2014 of $0.10 per share totaling approximately $7.4 million in combination with the repurchase of approximately $1.4 million of treasury stock.

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
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our 2013 Annual Report on Form 10-K, filed with the SEC on December 4, 2013. During the nine months ended June 30, 2014, there have been no significant changes in our critical accounting policies.

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
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2014 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2013, we derived approximately 68% of our revenues, on a cash basis, from federal student financial aid programs, referred to in this Report on Form 10-K as Title IV Programs, administered by ED. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our institutions are subject to extensive regulation by the state agencies, our accrediting commission and ED. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, add new, or expand our existing educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an “institution” defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state agencies, our accrediting commission and ED periodically revise their requirements and modify their interpretations of existing requirements.

If our institutions failed to comply with any of these regulatory requirements, our regulatory agencies could impose monetary penalties; bring litigation against us; place limitations on our schools’ operations, such as restricting our ability to recruit or enroll students within certain states; terminate our schools’ ability to grant degrees and diplomas; revoke our schools’ accreditation; or terminate our schools’ eligibility to receive Title IV Program funds, each of which could adversely affect our cash flows, results of operations and financial condition, and impose significant operating restrictions upon us. We cannot predict with certainty how all of these regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. We believe that we have described the most significant regulatory risks that apply to our schools in Part I, Item 1A of our 2013 Annual Report on Form 10-K.

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

In order to support revenue growth and student enrollment, we need to hire and train new admissions representatives, as well as retain and continue to develop our existing admissions representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong admissions representative team may be affected by a number of factors, including: our ability to integrate and motivate our admissions representatives; our ability to effectively train our admissions representatives; the length of time it takes new admissions representatives to become productive; the competition we face from other companies in hiring, compensating and retaining admissions representatives and our ability to effectively manage a multi-location educational organization. Effective July 1, 2011, we made modifications to our employee compensation structure in order to comply with the elimination of the safe harbors in the regulations in place prior to this date. These modifications affected the compensation structure for our admissions representatives, including the elimination of their variable compensation. Additionally, we implemented compensation changes for our field admissions representatives effective July 1, 2014. As a result of these changes and the macroeconomic conditions impacting our business, we have experienced and may continue to experience a decrease in our enrollment rates. Our existing compensation structure and any future changes to admissions representative compensation may result in a continued decrease in our enrollment rates. If we are unable to hire, develop or retain quality admissions representatives, the effectiveness of our student recruiting efforts would be adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the purchase of equity securities for the three months ended June 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands) (2)
April 1-30, 2014	—	$—	—	$17,348
May 1-31, 2014	89,252	$11.31	89,252	$16,339
June 1-30, 2014	38,291	$11.78	—	$16,339
Total	127,543		89,252	$16,339

(1)
Shares purchased in June represent shares of common stock withheld by us as payment of the individual's tax obligations on the vesting of shares of our common stock which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan (the 2003 Plan). Such shares are returned to the pool of shares issuable under the 2003 Plan.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Dated:	August 6, 2014	By:	/s/ Eugene S. Putnam, Jr.
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

10.7	Form of Indemnification Agreement by and between Registrant and its directors and officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Income Statements; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.