Form 10-K
period 2014-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2014-12-03
CIK 1261654

__________________________________________________________________________________________
__________________________________________________________________________________________
U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 _____________________________________________
Form 10-K
(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At November 24, 2014, 24,825,881 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2014) was approximately $326,470,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

ii

Special Note Regarding Forward-Looking Statements

This 2014 Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments, or agency interpretations of such regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, "Risk Factors". You should bear this in mind as you consider forward-looking statements.
Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the Securities and Exchange Commission (SEC).

PART I
ITEM 1. BUSINESS
Overview
We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time enrollment and graduates. We offer undergraduate degree and diploma programs at 11 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NASCAR Tech). We also offer manufacturer specific advanced training programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 49 years.
For the year ended September 30, 2014, our average undergraduate full-time student enrollment was approximately 14,400.
Business Model
We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Through our relationships with OEMs, we are able to continuously refine and expand our programs and curricula. We believe our industry-oriented educational philosophy and national presence have enabled us to develop valuable industry relationships, which provide us with significant competitive strength and support our market leadership.
We are a primary, and often the sole, provider of manufacturer specific advanced training (MSAT) programs, and we have relationships with over 25 OEMs, including the following OEMs and their associated brands:

American Honda Motor Co., Inc.	Mercury Marine, a division of Brunswick Corp.
BMW of North America, LLC	Navistar International Corp.
BMW Motorrad of North America, LLC	Nissan North America, Inc.
Bombardier Produits Recreatifs (BRP) Inc.	Peterbilt Motors Company
Cummins Rocky Mountain, a subsidiary of Cummins, Inc.	Porsche Cars of North America, Inc.
Daimler Trucks N.A.	Suzuki Motor of America, Inc.
Ford Motor Co.	Toyota Motor Sales, U.S.A., Inc.
General Motors Co.	Volvo Cars of North America, LLC
Harley-Davidson Motor Co.	Volvo Penta of the Americas, Inc.
Kawasaki Motors Corp., U.S.A.	Yamaha Motor Corp., USA
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
In addition to the OEMs, our industry relationships also extend to after-market retailers, fleet service providers and enthusiast organizations. Other target groups for relationship-building, such as parts and tools suppliers and enthusiast organizations, provide us with a variety of strategic and financial benefits that include equipment sponsorship, new product support, licensing and branding opportunities and financial sponsorship for our campuses and students.
Business Strategy
Our goal is to continue to be the leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians and the leading supplier of entry-level skilled technicians for the industries we serve. We intend to pursue the following business strategies to attain this goal:
    Strengthen industry relationships
Our relationships with leading OEMs are important to our business. We strive to understand the workforce needs of our existing OEM partners to provide the quantity and quality of technicians when and where they are needed. We have a dedicated account management team at our corporate level focused on managing those relationships and developing new ones. We deliver value to these OEMs by functioning as an efficient hiring source and low cost training option. These relationships give us direct input on the latest needs and requirements of employers, which not only guides our prospective student recruitment, but also strengthens our curricula and our students’ opportunities for employment and earnings potential after graduation. In addition, our OEM partners and their related dealers support our students through manufacturer-paid courses, scholarships and tuition reimbursement programs. In the future, we may be more selective about which OEMs we choose to partner with. This may lead to the cancellation of relationships that do not result in the best outcomes for our students after graduation.

Recruit, train and identify employment opportunities for more students
Our student recruitment efforts are focused on three primary markets for prospective students and are conducted through three admissions channels:
High School: Field-based representatives develop and maintain relationships with high school guidance counselors and vocational instructors as well as students and parents.
Adult: Campus-based representatives serve adult career-seeking or career changing students via inbound and outbound media.
Military: Our military representatives are strategically located throughout the country and focus on building relationships with and serving the needs of transitioning soldiers and military veterans. Additionally, we have a centralized team of military representatives who are dedicated to serving and assisting veterans throughout the U.S.
Our national multi-media marketing strategies are designed to drive new student growth by building brand awareness and differentiation and generating inquiries from qualified prospective students.

We continue to optimize our national and local marketing initiatives, tools and systems with the goals of cost-effectively achieving the optimal balance between generating a strong volume of inquiries from adult students and maximizing the percentage of inquiries from students with a high propensity to attend UTI.

We have implemented new processes, technology and tools to support our national network of admissions representatives in responding to new student inquiries and keeping them engaged as they apply for, enroll in and start school.
We regularly evaluate, update and expand our core and MSAT courses to align our training programs with current industry requirements. We regularly evaluate program offerings, schedules and locations that are most appealing to students and aligned with employer expectations. We provide relevant services to assist students with possible tuition financing options, educational and career counseling, opportunities while attending school for part-time work and housing assistance and, ultimately, graduate employment. Our national employment services team develops job opportunities and outreach, while our local employment services teams instruct active students on employment search and interviewing skills, facilitate employer visits to campuses, provide access to reference materials and assist with the composition of resumes.
Improve educational value proposition and affordability
Educational value
Our strategy is to provide students with an excellent return on their educational investment by offering training that is not typically available through other providers, is tailored to industry standards and requirements, improves students’ opportunities to find employment and maximize their earnings potential in a secure, growing industry.
We are focused on adding new campus locations in key regions where there is strong student interest and employer demand for our graduates. Through organic growth and strategic acquisition of campus locations, we believe we can leverage our national capabilities and marketing initiatives, make our education accessible and convenient for more students and decrease student relocation costs.
Our Automotive and Diesel Technology II curricula is designed around manufacturers’ needs and fulfills student demand for hands-on, instructor led training combined with flexible, web-based learning. We intend to continue integrating the new curricula and methodologies at new and existing campuses that offer Automotive and Diesel Technology programs. As we accelerate our campus expansion program, we will prioritize implementation of the Automotive and Diesel Technology II curricula at new campus locations.
We actively engage transportation industry partners in defining our core curriculum and improving and expanding manufacturer specific advanced training courses. These unique course offerings make our students more employable by giving them training that is consistent with industry needs and rapidly changing technology and the opportunity to earn certain industry-recognized certifications and credentials that are not readily available elsewhere. As a result, we are well positioned to better meet the industry’s demand for trained technicians.
Affordability
Increased price sensitivity and aversion to debt continue to negatively impact prospective students’ willingness and ability to fund an education. We are focused on making our training more affordable and accessible through financing options, proprietary loans, scholarships based on need and merit as well as financing tools and guidance for students.
In response to growing demand for trained technicians, our industry partners and employers are increasingly willing to provide our students with scholarship money and to offer our graduates tuition reimbursement plans and competitive compensation and benefit packages, including signing bonuses, relocation grants and toolboxes.

We are working with high schools across the nation to increase course articulation programs, which allow students who have completed courses accredited by the National Automotive Technical Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE), to transfer these credits to our programs. These additional credits can reduce students’ tuition and the time needed to complete our programs.
Additionally, we regularly review and revise key business processes with the goals of eliminating costs and waste, driving efficiency and allowing us to continue to improve value and affordability for our students. Our goal is to align costs with student populations without compromising the quality of our education.
Industry Background
The market for qualified service technicians is large and growing. In the most recent data available, the United States Department of Labor (U.S. DOL) estimated that in 2012 there were approximately 701,100 employed automotive technicians in the United States, and this number was expected to increase by 8.6% from 2012 to 2022. Other 2012 estimates provided by the U.S. DOL indicate that the number of technicians in the other industries we serve, including diesel repair, collision repair, motorcycle repair and marine repair, are expected to increase by 8.7%, 13.3%, 6.0% and 5.8%, respectively. The need for technicians is due to a variety of factors, including technological advancement in the industries into which our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service, the increasing lifespan of late-model automobiles and light trucks and an aging workforce that has begun to retire. As a result of these factors, the U.S. DOL estimates that an average of approximately 37,300 new job openings will exist annually for new entrants from 2012 to 2022 in the fields that we serve, according to data collected. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers who can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.

Schools and Programs
Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NASCAR Tech). The majority of our undergraduate programs are designed to be completed in 45 to 102 weeks and culminate in an associate of occupational studies degree or diploma, depending on the program and campus. Tuition ranges from approximately $21,500 to $57,100 per program, depending on the nature and length of the program. Our campuses are accredited and our undergraduate programs are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (HEA), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED).

Our undergraduate schools and programs are summarized in the following table:

		Date
		Training
Location	Brand	Commenced	Principal Programs
Arizona (Avondale)*	UTI	1965	Automotive; Diesel & Industrial
Arizona (Phoenix)	MMI	1973	Motorcycle
California (Rancho Cucamonga)*	UTI	1998	Automotive; Diesel & Industrial
California (Sacramento)	UTI	2005	Automotive; Diesel & Industrial; Collision Repair and Refinishing
Florida (Orlando)	UTI/MMI	1986	Automotive; Diesel & Industrial[1]; Motorcycle; Marine
Illinois (Lisle)	UTI	1988	Automotive; Diesel & Industrial
Massachusetts (Norwood)	UTI	2005	Automotive; Diesel & Industrial
North Carolina (Mooresville)	NASCAR Tech	2002	Automotive; Automotive with NASCAR
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel & Industrial
Texas (Dallas/Ft. Worth)*	UTI	2010	Automotive; Diesel & Industrial
Texas (Houston)	UTI	1983	Automotive; Diesel & Industrial; Collision Repair and Refinishing

* Indicates a campus location that offers our Automotive and Diesel Technology II curricula.
1 We will begin teaching our Automotive and Diesel Technology II programs at our Orlando, Florida campus in January 2015.

In October 2014, we entered into a build-to-suit facility lease agreement related to the design and construction of a new campus in Long Beach, California. We anticipate opening the Long Beach, California campus in late summer 2015.

Universal Technical Institute (UTI)
UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are accredited by the National Automotive Technical Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE),. In order to apply for NATEF accreditation, a school must meet the NATEF curriculum requirements and also must have graduated its first class. We offer the following programs under the UTI brand:

•
Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. In 2010, we began offering this program as Automotive Technology II in a blended learning format which combines daily instructor-led theory and hands-on lab training complimented by interactive web-based learning. Automotive Technology II is currently offered at our Avondale, Arizona; Dallas/Ft. Worth, Texas and Sacramento, California campuses. The program ranges from 51 to 72 weeks in duration and tuition ranges from approximately $30,950 to $44,450. Graduates of this program are qualified to work as entry-level service technicians in automotive dealer service departments or automotive repair facilities.

•	Diesel & Industrial Technology. Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. In 2010, we began offering this program as Diesel Technology II in the blended learning format described above; Diesel Technology II is currently offered at our Avondale, Arizona; Dallas/Ft. Worth, Texas and Sacramento, California campuses. The program is 45 to 57 weeks in duration and tuition ranges from approximately $28,800 to $36,300. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•
Automotive Technology and Diesel Technology II. Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. In 2010, we began offering this program in the blended learning format described above. The program ranges from 75 to 102 weeks in duration and tuition ranges from approximately $41,900 to $57,100. Graduates of this program typically can work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships.

•
Automotive/Diesel & Industrial Technology. Established in 1970, the Automotive/Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 99 weeks in duration and tuition ranges from approximately $39,350 to $55,350. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•
Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program is designed to teach students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program is 51 weeks in duration and tuition ranges from approximately $30,950 to $33,550. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•
Motorcycle. Established in 1973, the MMI motorcycle program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 48 to 102 weeks in duration and tuition ranges from approximately $21,500 to $45,400. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by six major motorcycle manufacturers. We have agreements relating to motorcycle elective programs with American Honda Motor Co., Inc.; BMW Motorrad of North America, LLC; Harley-Davidson Motor Co.; Kawasaki Motors Corp., U.S.A.; Suzuki Motor of America, Inc. and Yamaha Motor Corp., USA. We have agreements for dealer training with American Honda Motor Co., Inc. and Harley-Davidson Motor Co. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting with our course development, providing equipment and product donations, and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

•
Marine. Established in 1991, the MMI marine program is designed to teach students how to diagnose, service and repair boats. The program is 51 weeks in duration and tuition is approximately $27,200. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers and we have agreements relating to marine elective programs with American Honda Motor Co., Inc.; Mercury Marine, a division of Brunswick Corp.; Suzuki Motor of America, Inc.; Volvo Penta of the Americas, Inc. and Yamaha Motor Corp., USA. We have agreements for dealer training with American Honda Motor Co. Inc. and Mercury Marine, a division of Brunswick Corp. These marine manufacturers support us through their endorsement of our curricula content, assisting with course development, equipment and product donations, and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

NASCAR Technical Institute (NASCAR Tech)
Established in 2002, NASCAR Tech offers the same type of automotive training as other UTI locations, along with additional NASCAR-specific elective courses. In the NASCAR-specific elective courses, students have the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities. The programs range from 48 to 78 weeks in duration and tuition ranges from $32,150 to $45,850. Graduates of the Automotive Technology program and the Automotive Technology with NASCAR (the NASCAR program) at NASCAR Tech are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. Graduates from the NASCAR program have additional opportunities to work in racing-related industries. In 2013 and 2012, approximately 19% and 15%, respectively, of the graduates from the NASCAR program have found employment opportunities in racing-related industries. Additionally, approximately 71% and 68%, respectively, of the 2013 and 2012 graduates from all programs at NASCAR Tech are working in the automotive service sector. See "Business - Graduate Employment" included elsewhere in this Report on Form 10-K for further information on our employment rates.
Manufacturer Specific Advanced Training (MSAT) Programs
We offer advanced training programs in the form of student-paid MSAT courses which may be added to a student’s core Automotive, Diesel or Motorcycle undergraduate program, and in the form of manufacturer-paid post-graduate MSAT programs.

The student-paid MSATs are offered at our campus locations and students attending these programs are eligible for Title IV funding. Additionally, qualifying student graduates have the opportunity to apply for enrollment in one of our manufacturer-paid MSAT programs. The manufacturer-paid MSATs are paid for by the manufacturer and/or its dealers in return for a commitment by the student to work for a dealer of that manufacturer for a certain period of time upon completion of the program. For both types of programs, the manufacturer typically assists us in the development of course content and curricula, while providing us with vehicles, equipment, specialty tools and parts at reduced prices or at no charge. This specialized training enhances the student’s skills with a particular manufacturer’s technology resulting in enhanced employment opportunities and potential for higher wages for our graduates.

Student-Paid MSATs

Pursuant to written agreements, we offer the following student-paid MSAT programs for the following OEMs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

•	American Honda Motor Company, Inc. We provide the Honda PACT Program at our Lisle, Illinois campus.

•	BMW of North America, LLC. We provide BMW’s FastTrack Program at the BMW training center in Ontario, California, and at our Avondale, Arizona and Orlando, Florida campuses.

•	Cummins Rocky Mountain, a subsidiary of Cummins, Inc. We provide the Cummins Qualified Technician Program at our Avondale, Arizona; Exton, Pennsylvania and Houston, Texas campuses.

•	Daimler Trucks N.A. We provide the Daimler Trucks Finish First Program at our Avondale, Arizona and Lisle, Illinois campuses.

•	Ford Motor Co. We provide the Ford Accelerated Credential Training Program at all UTI campuses except our Dallas/Ft. Worth, Texas campus.

•	General Motors Company. We provide the GM Technical Career Training Program at our Avondale, Arizona campus.

•	Mercedes-Benz USA, LLC. We provide the Mercedes-Benz ELITE START Program at our Houston, Texas; Norwood, Massachusetts and Rancho Cucamonga, California campuses.

•	Navistar International Corp. We provide the International Technician Education Program at our Lisle, Illinois campus.

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

•
Mercedes-Benz USA, LLC. We provide the Mercedes-Benz ELITE ADVANCED Program at the MBUSA training center in Jacksonville, Florida. This agreement expires on December 31, 2016 and may be terminated without cause by either party.

•
Navistar International Corp. We provide the International Truck Education Program at our Lisle, Illinois, Exton, Pennsylvania, and Sacramento, California campuses. This agreement expires on December 31, 2014 and may be terminated without cause by either party.

•
Peterbilt Motors Company. We provide the Peterbilt Technician Institute program at our Dallas/Ft. Worth, Texas and Lisle, Illinois campuses. This agreement expires on December 31, 2016 and may be terminated without cause by either party.

•
Porsche Cars of North America, Inc. We provide the Porsche Technician Apprenticeship Program at the Porsche training centers in Atlanta, Georgia and Easton, Pennsylvania. This agreement expires September 30, 2015 and may be renewed by mutual agreement.

•
Volvo Cars of North America, LLC. We provide Volvo’s Service Automotive Factory Education program training at our Avondale, Arizona campus. This agreement expires on December 31, 2014 and may be renewed by mutual agreement.

Dealer/Industry Training
Technicians in all of the industries we serve are in regular need of training or certification on new technologies. Manufacturers outsource a portion of this training to education providers such as UTI. We currently provide dealer technician training to manufacturers such as the following: American Honda Motor Co., Inc.; BMW of North America, LLC; Ford Motor Co.; General Motors Company; Harley-Davidson Motor Co.; and Mercury Marine, a division of Brunswick Corporation.
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

An example of a licensing arrangement is:

◦
NASCAR. We have a licensing arrangement with NASCAR and we are its exclusive education provider for automotive technicians. The agreement expires on December 31, 2017 and may be terminated for cause by either party at any time prior to its expiration. This relationship provides us with access to the network of NASCAR sponsors, presenting us with the opportunity to enhance our product support relationships. In July 2002, NASCAR Technical Institute opened in Mooresville, North Carolina where students have the opportunity to take NASCAR-specific elective courses that were developed through a collaboration of NASCAR crew chiefs and motorsports industry leaders. The popular NASCAR brand name combined with the opportunity to learn on high-performance cars is a powerful recruiting and retention tool. It also provides students with the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities.

See Note 14 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion of licensing agreements.

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

◦
Porsche Cars of North America, Inc. This is an example of a manufacturer-paid MSAT program. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program at the Porsche training centers in Atlanta, Georgia and Easton, Pennsylvania using vehicles, equipment, specialty tools and curricula provided by Porsche. The written agreement expires September 30, 2015 and may be renewed by mutual agreement.

Student Recruitment Model
Our student recruitment efforts begin with our commitment to positive outcomes, both for our students and our industry relationships. Our responsibility to present job-ready graduates to employers requires that we recruit, enroll and train prospective students who have the drive and potential to successfully pursue a career in their field of training. We use a national multi-touch media approach, including digital engagement and fulfillment platforms, to generate the quality and quantity of prospective students necessary for our three primary admissions channels to enroll and start students.
Marketing and Advertising. Our marketing strategies are designed to identify potential students who would benefit from our programs and pursue successful careers upon graduation. We leverage a web-centric inquiry generation platform that focuses on nationally efficient television advertising coupled with digital advertising, where our website acts as the primary hub of our campaigns, to inform and educate potential students on the nature and cost of our educational programs and the employment opportunities that could be available to them. Currently, we advertise on television, internet search and display, email and radio and in magazines, and we use events, social media, direct mail, email and telephonic response to reach prospective students.

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

Our reputation in local, regional and national business communities, endorsements from high school guidance counselors and the recommendations of satisfied graduates and employers are some of our most effective recruiting tools. Accordingly, we strive to build relationships with the people who influence the career decisions of prospective students, such as vocational instructors and high school guidance counselors. We conduct seminars for high school career counselors and instructors at our training facilities and campuses as a means of further educating these individuals on the merits of our technical training programs. Our representatives focus on expanding high school relationships and increasing access to high schools beyond the traditional vocational programs and into academic classes. Our programs align with Science, Technology, Engineering and Math (STEM) principles, and we actively work to increase this awareness in high school educators and prospective students.

•
Military Personnel. Our military representatives are strategically located throughout the country and focus on building relationships with military installations. Additionally, we have a centralized team of military representatives who are dedicated to serving and assisting veterans throughout the U.S. and we have one representative located in Europe. We develop relationships with military personnel and provide information about our training programs by delivering career presentations to soldiers who are approaching their date of separation or have recently separated from the military as a means of further educating these individuals on the merits of our technical training programs. We recently launched a unique instructional program by teaching introductory motorcycle mechanics classes at Fort Bliss in El Paso, Texas. This effort is designed to introduce motorcycle theory to active military personnel and expose them to the opportunity to transfer to an MMI campus to complete their program after they are discharged from the military. This is part of our ongoing initiative to serve the needs of transitioning veterans and military personnel.

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

Student Admissions and Retention
We currently employ field, military and campus-based admissions representatives who work directly with prospective students to facilitate the enrollment process. Enrollment applications are reviewed by a central enrollment office for accuracy and completion before students are enrolled into the program of study. Different programs have varying admissions standards. Applicants must provide proof of one of the following: high school graduation or its equivalent; certification of high school equivalency (G.E.D. or HiSET); successful completion of a degree program at the postsecondary level or successful completion of officially recognized home schooling. Certain states require official transcripts or G.E.D. test scores instead of the certificates. Students who present a diploma or certificate evidencing completion of home schooling or an online high school program are required to take and pass an entrance exam.
To maximize the likelihood of student retention and graduation, our admissions process is intended to identify students who have the desire and ability to succeed in their chosen program. We have student services professionals and other resources that provide various student services, including orientation, tutoring, student housing assistance, and academic, financial, personal and employment advisement. We have established processes to identify students who may be in need of assistance to succeed in and complete their chosen program.
Enrollment
We enroll students throughout the year. For the year ended September 30, 2014, our average undergraduate full-time student enrollment was approximately 14,400, representing a decrease of approximately 4.0% as compared to 15,000 for the year ended September 30, 2013. Currently, our student body is geographically diverse, with approximately 50% of our students having relocated to attend our programs. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results. See "Seasonality" within Part II, Item 7 of this Report on Form 10-K for further discussion of seasonal fluctuations in revenues and operating results.

Graduate Employment
As described in “Business - Schools and Programs” included elsewhere in this Report on Form 10-K, our programs prepare graduates for careers as automotive, diesel, collision repair, motorcycle and marine technicians in industries requiring the training we provide. Identifying employment opportunities and preparing our graduates for these careers is critical to our ability to help our graduates benefit from their education.  Accordingly, we dedicate significant resources to maintaining an effective employment team.  Our campus-based staff facilitates several career development processes, including instruction and coaching for interview skills, interview etiquette and professionalism. Additionally, the employment team provides students with reference materials and assistance with the composition of resumes. Finally, we place emphasis on and devote significant time to assisting students with part-time and graduate job searches.

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

Our employment rates for 2013 and 2012 graduates were 88% and 85%, respectively. The employment calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2012 to September 30, 2013 and October 1, 2011 to September 30, 2012, respectively, excluding graduates not available for employment because of continuing education, military service, health, incarceration, death or international student status. We count a graduate as employed based on a verified understanding of the graduate’s job duties to assess and confirm that the graduate’s primary job responsibilities are in his or her field of study. We verify employment by sending written verification requests to both the graduate and the employer. The verifications must include employer name, job duties, job title, hire date and supervisor’s name. Once we receive written verification from either source, the graduate is counted as employed. If we are unable to obtain written verification, we also count graduates as employed if we are able to obtain verbal verification from both the graduate and the employer. We periodically review a sample of employment verifications to ensure accuracy.

For 2013, we had approximately 10,600 total graduates, of which approximately 9,900 were available for employment. Of those graduates available for employment, approximately 8,700 were employed within one year of their graduation date, for a total of 88%. For 2012, we had approximately 12,200 total graduates, of which approximately 11,400 were available for employment. Of those graduates available for employment, approximately 9,600 were employed within one year of their graduation date, for a total of 85%.
Faculty and Employees
Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. A majority of our existing instructors have a minimum of five years experience in the industry and an average of eight years of experience teaching at UTI, ranging from less than 1 year to 30 years. Our average undergraduate student-to-teacher ratio is approximately 21-to-1.
Each school’s support team typically includes a campus president, an education director, an admissions director, a financial aid director, a student services director, an employment services director, a campus controller and a facilities director. As of September 30, 2014, we had approximately 2,100 full-time employees, including approximately 660 student support employees and approximately 700 full-time instructors.
Our employees are not represented by labor unions and are not subject to collective bargaining agreements. We have never experienced a work stoppage, and we believe that we have good relationships with our employees. However, we have encountered in the past, and may encounter in the future, employees who desire or maintain union representation at new or existing campuses.
Competition
The for-profit, post-secondary education industry is highly competitive and highly fragmented, with no one provider controlling significant market share. We compete with other institutions that are eligible to receive Title IV funding, including not-for-profit public and private schools, community colleges and all for-profit institutions which offer automotive, diesel, collision repair, motorcycle and marine technician as well as other skilled trades training programs. Our competition differs in each market depending on the curriculum that we offer and the availability of other choices including job prospects. Our main competitors for the programs we provide are other for-profit career-oriented and technical schools, including Lincoln Technical Institute, a wholly owned subsidiary of Lincoln Educational Services Corporation; WyoTech, which is owned by Corinthian Colleges, Inc., and traditional two-year junior and community colleges. We also compete with our industry partners and other manufacturers; when employers do not have a sufficient supply of trained technicians, they may hire untrained technicians and train them via internships or other internal training. Competition is generally based on location, the type of programs offered, the quality of instruction and instructional facilities, graduate employment rates, reputation, recruiting and tuition rates. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools.

According to data available through the National Center for Education Statistics (NCES), for the twelve months ended June 30, 2013, we had 10,712 graduates; Lincoln Technical Institute had 4,950 graduates and WyoTech had 6,308 graduates in programs similar to ours. This data also shows that no individual community college had a number of graduates commensurate with ours in similar programs. Further, we partner with over 25 OEMs to provide manufacturer specific advanced training. We believe that we have the largest number of OEM branded training programs. These OEMs provide vehicles, equipment, specialty tools and curricula that lead to increased training and employment opportunities for our students, including the potential for brand specific certifications. For additional information regarding the benefits of the relationships with OEMs, see “Business - Business Model” and “Business - Business Strategy” included elsewhere in this report on Form 10-K. We believe that our industry relationships, brand recognition and national presence provide significant benefits to our students and their employers while differentiating us from other technical training schools.

Environmental Matters
We use hazardous materials at our training facilities and campuses and generate small quantities of regulated waste, including, but not limited to, used oil, antifreeze, transmission fluid, paint, solvents and car batteries. As a result, our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. Certain of our campuses are required to obtain permits for our air emissions. In the event we do not maintain compliance with any of these laws and regulations, or if we are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.uti.edu under the “Investors - Financial Information - SEC Filings” captions, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website. Information contained on our website is not a part of this Report and is not incorporated herein by reference.
In Part III of this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2015 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or about January 5, 2015, our proxy statement for the 2015 Annual Meeting of Stockholders will be filed with the SEC and available on our website at www.uti.edu under the “Investors - Financial Information - SEC Filings” captions.

Information relating to our corporate governance, including our Code of Conduct for all of our employees and our Supplemental Code of Ethics for our Chief Executive Officer and senior financial officers, and information concerning Board Committees, including Committee charters, is available on our website at www.uti.edu under the “Investors - Corporate Governance” captions. We will provide copies of any of the foregoing information without charge upon written request to Universal Technical Institute, Inc., 16220 North Scottsdale Road, Suite 100, Scottsdale, Arizona 85254, Attention: Investor Relations.

See Note 18 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for for summary segment financial information.

Regulatory Environment

Our institutions participate in a variety of government-sponsored financial aid programs that assist students in paying their cost of education. The largest source of such support is the federal programs of student financial assistance under Title IV of the HEA. This support, commonly referred to as Title IV Programs, is administered by ED. In 2014, we derived approximately 66% of our revenues, on a cash basis as defined by ED, from Title IV Programs.
To participate in Title IV Programs, an institution must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (REAP), and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. Additionally, certain states and their attorneys general require additional authorization to operate our institutions or for our students to receive state funding. Furthermore, ED recently announced that a previously informal task force overseeing proprietary postsecondary companies, consisting of ED, the Consumer Financial Protection Bureau (CFPB), the SEC, the Federal Trade Commission and the Department of Justice, would be made permanent. For these reasons, our institutions are subject to extensive regulatory requirements imposed by all of these entities.

State Authorization and Regulation
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
The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees or diplomas. Some states prescribe standards of financial responsibility that are not consistent with those required by ED and some mandate that institutions post surety bonds. Currently, we have posted surety bonds on behalf of our institutions and admissions representatives with multiple states of approximately $17.5 million. We believe that each of our institutions is in substantial compliance with state education agency requirements.
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

On June 20, 2014, the Massachusetts Attorney General (MA AG) published new disclosure and business practice regulations applicable to proprietary schools operating in or recruiting from Massachusetts or providing services to residents of that state.  Historically, state attorneys general have been involved in the enforcement of certain regulations, but not in the promulgation of new regulations. As published, the new regulations were effective immediately. The new disclosure obligations include, among other information, graduation, loan non-payment and placement data requirements that are uniquely defined by the MA AG and differ from data and calculation requirements historically applied to our schools by other regulating agencies and our accreditor. In addition to required disclosures, the new regulations also require various business practice changes including, among other items, a 72-hour waiting period between disclosing required data to a prospective students and entering into an enrollment agreement with that student as well as significant limitations on contact between our admissions representatives and prospective students. We have initiated company-wide ongoing efforts to comply with the new disclosure requirements and believe that we have made good faith efforts to comply with the immediately effective regulations.  These regulations have resulted in substantial changes to our recruiting operations in the New England region and to our Norwood, Massachusetts campus. We have experienced slight increases in our cost of doing business, and we have seen early indications of pressure on the number of inquiries compared to the number of student applications; however, the ultimate impact to our operations is currently unknown.
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
Accreditation by an ED recognized commission is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (ACCSC), a national accrediting commission recognized by ED. We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards. If any one of our institutions lost its accreditation, students attending that institution would no longer be eligible to receive Title IV Program funding and we could be forced to close that institution. Our campuses' five-year grants of accreditation expire as follows:

Campus

Exton, Pennsylvania	October 2016
Dallas/Ft. Worth, Texas	March 2017
Norwood, Massachusetts	July 2017
Sacramento, California	December 2017
Mooresville, North Carolina; NASCAR Technical Institute (NASCAR Tech)	December 2018
Avondale, Arizona	February 2019
Orlando, Florida	February 2019
Houston, Texas	February 2019
Lisle, Illinois	February 2019
Rancho Cucamonga, California	February 2019
Phoenix, Arizona; Motorcycle Mechanics Institute (MMI)	May 2019

In the past eighteen months, seven of our eleven institutions had accreditation terms scheduled to expire.  All seven of those institutions successfully completed the renewal of accreditation process and received renewed five-year grants of accreditation.  Of those institutions, our UTI/NASCAR Tech and Lisle, Illinois campuses received the “School of Excellence” designation by ACCSC.  The School of Excellence Award recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high-levels of achievement among their students. In order to be eligible for the School of Excellence Award, an ACCSC-accredited institution must meet the conditions of renewing accreditation without any finding of non-compliance, satisfy all requirements necessary to be in good standing with ACCSC and demonstrate that the majority of the schools’ student graduation and graduate employment rates for all programs offered meet or exceed the average rates of graduation and employment among all ACCSC-accredited institutions.  Furthermore, our Avondale, Arizona and Houston, Texas campuses did not have any findings of non-compliance during their accreditation renewals.

Our 2014 annual report has been completed and submitted to ACCSC. Eighteen of our approximately 196 approved programs did not meet either the graduation rate or the employment rate requirements. The majority of the programs that were below the benchmark requirements did not meet the requirements either as a result of a small number of students in the program or due to an increase in the benchmark rates as compared to the prior year. ACCSC may require additional reporting regarding these programs or institutions. An institution placed on reporting status is required to report periodically to ACCSC on that institution’s performance in the area or areas specified by ACCSC. We are taking steps to improve the outcomes of these programs. As of September 30, 2014, one program in the automotive division at our Orlando, Florida campus with approximately 690 students eligible to graduate during 2010 did not achieve the ACCSC's graduation benchmark and was placed on outcomes reporting with the intention of monitoring the program. We are working to improve the graduation rate for this program. If ACCSC determines that we meet the benchmark, the reporting status will be removed.

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
During 2014, based on their individual eligibility under the following Title IV Programs, our students received grants and loans from the William D. Ford Federal Direct Loan (DL) program, the Federal Pell Grant (Pell) program, the Federal Supplemental Educational Opportunity Grant (FSEOG) program and the Federal Perkins Loan (Perkins) program.
Federal Title IV Programs
DL. Under the DL program, ED makes loans to students or their parents. Borrowers repay these loans to ED according to the terms and conditions of the program. Students with financial need continue to qualify for interest subsidies while in school. Non-need-based unsubsidized loans are also available to students or their parents. In 2014, we derived approximately 50% of our revenues, on a cash basis, from the DL program.
Pell. Under the Pell program, ED makes grants to students who demonstrate financial need based on the federal Free Application for Federal Student Aid (FAFSA). In 2014, we derived approximately 15% of our revenues, on a cash basis, from the Pell program.
FSEOG. FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under this program. In 2014, we derived less than 1% of our revenues, on a cash basis, from the FSEOG program.
Perkins. Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the institution’s revolving account to make loans to additional students. Since the federal award year beginning July 1, 2004, ED has made no new Perkins allocations to schools due to federal appropriations limitations. In 2014, we derived less than 1% of our revenues, on a cash basis, from the Perkins program.
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

Historically, our largest source of state financial aid was the Cal Grant program funded by the State of California and represented less than 1% of our revenues, on a cash basis, for the year ended September 30, 2012, which was the last full year when we received Cal Grant funding. Due to institutional eligibility changes as a result of the 2012 California Budget Act, which was enacted on June 27, 2012, institutions are required to maintain a three-year cohort default rate of less than 15.5% to remain eligible for the Cal Grant program, as well as maintain a graduation rate above 30%.  Our Universal Technical Institute of Phoenix institution, which includes our Sacramento, California campus, became ineligible for the Cal Grant program beginning with the 2013-2014 award year, as its 2009 three-year cohort default rate released by ED in October 2012 exceeded 15.5%. Additionally, our Universal Technical Institute of Arizona institution, which includes our Rancho Cucamonga, California campus, became ineligible to participate beginning with the 2014-2015 award year, as its 2010 three-year cohort default rate released by ED in September 2013 exceeded 15.5%.  An ineligible institution cannot receive Cal Grant funds for any student who enrolls after the institution becomes ineligible. Additional information on our cohort default rates is included under "Federal Student Loan Defaults" below. In 2014, we derived less than 1% of our revenues, on a cash basis, from the Cal Grant program.

Veterans' Benefits. Since October 1, 2011, the Post-9/11 GI Bill has been effective for both degree and non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits at all of our institutions. Additionally, veterans use benefits such as the Montgomery GI Bill, the REAP and VA Vocational Rehabilitation at our campuses. We derived approximately 20%, 18% and 9% of our revenues, on a cash basis, from veterans' benefits programs in 2014, 2013 and 2012, respectively. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. These criteria require, among other things, that the institution:

•	report on the enrollment status of eligible students;

•	maintain student records and make such records available for inspection;

•	follow current VA rules; and

•	comply with applicable limits on the percentage of students receiving certain veterans benefits on a program or campus basis.

If we fail to comply with these requirements, we could lose our eligibility to participate in veterans' benefits programs.

The VA imposes a limit of 85% on the percentage of students per program receiving benefits under certain veterans' benefits programs, unless the program qualifies for certain exemptions or waivers. If waivers are granted, the VA instead imposes a limit of 35% on the percentage of students per campus receiving benefits under certain veterans' benefits programs. We received a waiver for all of our programs on January 25, 2013, which allows us to comply with the 35% limit. If the VA determines that an institution is out of compliance with the applicable limit, the VA will continue to provide benefits to current students but will not provide benefits to newly enrolled students until the institution demonstrates compliance. One of our 11 campuses is operating near the 35% limit as of November 1, 2014; our remaining 10 campuses are at 30% or lower.
The VA shares responsibility for VA benefit approval and oversight with designated State Approving Agencies (SAAs).  SAAs play a critical role in evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements.  Processes and approval criterion as well as interpretation of applicable requirements can vary from state to state.  Therefore, approval in one state does not necessarily result in approval in all states.  If we are unable to secure approvals in one or more states, or if the process for obtaining an approval takes significant time, we could be required to alter the delivery methodology or structure of the program or experience delays in or the loss of a portion of VA funding. Students receiving VA funding may not be able to receive the full benefit of our Automotive Technology and Diesel Technology II curricula methodology. Currently, veterans enrolled at our Sacramento, California campus are taking courses under the Automotive Technology and Diesel Technology I curricula because the use of veteran’s benefits to fund courses under the Automotive Technology and Diesel Technology II curricula at this campus has not been authorized in California. We are in discussion with the California State Approving Agency for Veterans Education regarding the necessary approval and provided them with an alternative we believe will gain approval. However, we are not able to determine when, or if, the state agency will approve the program for veterans' benefits.

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

Additional campuses
Universal Technical Institute, Lisle, Illinois
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
Significant factors relating to Title IV Programs that could adversely affect us include the following:
Congressional Action. Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the HEA approximately every five to six years. The HEA was reauthorized, amended and signed into law most recently on August 14, 2008; a new reauthorization process has begun with hearings and draft legislation in the Senate Committee on Health, Education, Labor and Pensions and the House Committee on Education and Workforce. Congress reviews and determines federal appropriations for Title IV Programs at least annually.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the CFPB, which became active during 2012. The CFPB is tasked with supervising large banks and certain other types of nonbank financial companies, including alternative loan providers, for compliance with federal consumer financial protection laws. It is possible that our proprietary loan program will be subject to such supervision.
In January 2014, Congress passed an omnibus spending bill to fund the federal government through September 30, 2014, which the President signed on January 17, 2014.  The bill includes several elements related to higher education and restores campus-based funding programs to pre-sequester levels. Additionally, it increases the maximum Pell grant for the 2014-2015 award year from $5,645 to $5,730 per student.

Incentive Compensation. In 2010, ED issued revised regulations pertaining to incentive compensation, which became effective July 1, 2011. The new regulations eliminated the 12 safe harbors in the former regulations, and provide that an institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based in any part, directly or indirectly, on success in securing enrollments or the award of financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. When it issued the regulations, ED also stated that it does not intend to provide private guidance to individual schools on their specific compensation practices, but that it may issue additional broadly applicable guidance to all schools from time to time.
The regulations and accompanying ED guidance prohibit schools from:

•
making salary adjustments to covered employees based, in any part, directly or indirectly, on the employee’s success in securing enrollments or financial aid, or the number of students recruited, enrolled or awarded financial aid;

•	providing any payments or incentives to covered employees based on students’ graduation or completion of any part of their program; and

•	paying any incentives to covered employees based on how many students receive jobs in their field of study after graduation.

The compensation restrictions apply to any employee who undertakes recruiting or admitting of students, or who makes decisions about and awards Title IV Program funds, as well as any higher level employee with responsibility for recruitment or admission of students, or making decisions about awarding Title IV Program funds. Furthermore, the regulations state that the same restrictions on a school’s payments to its own individual employees will also be applied to a school’s payments to an outside company, with a limited exception for payments to an outside company for providing student contact information for prospective students.
Because the regulations differ significantly from the prior regulations, and because of the imprecise nature of many aspects of these regulations, it is not clear how ED will apply these regulations in all circumstances. Although we cannot guarantee that ED will not take a position that some aspect of our compensation practices is not in compliance with these regulations, we believe that our compensation plans are in substantial compliance with the regulations. As discussed in Part II, Item 7, we implemented compensation changes for our field admissions representatives effective July 1, 2014, and we continue to experience fluctuations in compensation cost for our admissions representatives as a result of the changing regulatory environment. The regulations required operating changes that have increased competition, which has impacted our marketing and admissions operations. Our operating costs have changed and will continue to change materially based on any adjustments to compensation that we have made or may make in the future. As a result, ED's revisions to the regulations have adversely affected our ability to compensate our employees and our compensation practices for third parties.
Gainful Employment. The HEA requires for-profit institutions to provide programs of training that prepare students for gainful employment in a recognized occupation in order for the students enrolled in those programs to qualify for Title IV Program assistance. ED has relied on this statutory provision to support its efforts for the last five years to promulgate the “gainful employment” rule. On June 13, 2011, ED published regulations imposing additional Title IV Program eligibility requirements on certain educational programs intended to lead to gainful employment. These regulations established metrics for determining whether a program would qualify as an eligible program but the metrics were vacated by the U.S. District Court on June 30, 2012, prior to their effective date. The regulations still require most proprietary postsecondary institutions, including our institution, to provide extensive disclosures for prospective students and the public, including each eligible program’s recognized occupations, costs and completion rate, as well as the graduate employment rate and median loan debt of individuals who complete each of the programs. We have established a webpage located at www.uti.edu/disclosure for this purpose.
In 2013, ED established a negotiated rulemaking committee (the committee) to prepare new regulations to establish standards for programs that prepare students for gainful employment in a recognized occupation. The negotiation sessions occurred in September, November and December of 2013.  The committee did not reach consensus on proposed draft regulatory language by the December 13, 2013 deadline.  Without consensus, ED was authorized to write the final rule without the committee's approval. On March 25, 2014, ED issued a Notice of Proposed Rulemaking to establish new measures to determine whether these educational programs prepare students for gainful employment in a recognized occupation so as to remain eligible to participate in Title IV Programs. The public comment period ended on May 27, 2014.

ED published the final gainful employment rule on October 31, 2014, which was the deadline in order for the new rule to take effect on July 1, 2015. The final rule maintains the debt-to-earning ratio and disclosure requirements included in ED’s March 2014 proposed rule, but eliminates the proposed program cohort default rate (PCDR).
In early November 2014, two organizations of for-profit colleges filed separate lawsuits against ED in federal courts seeking to have the new regulations invalidated.  One lawsuit was filed by the Association of Private Sector Colleges and Universities, which represents more than 1,400 for-profit institutions nationwide, and the other lawsuit was filed by the Association of Proprietary Colleges, which represents more than 20 for-profit colleges in the state of New York.  The lawsuits allege, among other things, that the new regulations exceed ED’s statutory authority, violate institutions’ constitutional rights, and are arbitrary and capricious. We cannot predict when or how the courts may rule on these lawsuits.

The following is a summary of the key elements of the final rule.
Applicability
The final rule applies to all programs intended to lead to gainful employment, which includes all of our undergraduate programs. ED will apply two debt-to-earnings (DE) calculations for each program’s Title IV recipients to determine how the program performs. Specifically, our programs will qualify under these gainful employment standards if we can establish that the program meets at least one of two annual, program-level metrics:

•
annual debt to earnings rate (aDTE) which requires that the estimated annual median loan payment of a particular cohort of graduates does not exceed eight percent of the higher of the mean or median earnings of those graduates, as obtained by ED from the Social Security Administration.

•
discretionary debt to earnings rate (dDTE) which requires that the estimated annual median loan payment of a particular cohort of graduates does not exceed 12 percent of the average estimated discretionary income. Discretionary income as determined by ED is the higher of the mean or median annual earnings of those graduates less 1.5 times the poverty guideline for a single person as determined by the U.S. Department of Health and Human Services.

Measurement Standards
The gainful employment rule provides a three tier rating system of pass, fail and zone:

•	Pass: Program meets at least one of the DE metrics.

•	Zone: At least one of the program's DE metrics is in the zone, which is identified as an aDTE between eight and 12 percent or a dDTE between 20 and 30 percent. The other program metric may be failing.

•	Fail: Both of the program's DE metrics are failing, which is identified as an aDTE greater than 12 percent and a dDTE greater than 30 percent.
A program would become ineligible for Title IV if it fails both DE tests in two out of any three consecutive years. In addition, any program that measures in the zone or has a combination of zone/failing scores for four consecutive years would become ineligible for Title IV. Based on ED's expected timeline, the first date when a program could lose eligibility would occur in calendar year 2017, which would be the general time frame when ED is expected to publish the second set of DE rates.
The rule includes a transition period, which varies in duration between five years and seven years depending on the length of the particular program. During the transition period, an institution's programs may be evaluated using an alternative DE calculation that uses the debt incurred by a more recent student population. The transition period is intended to allow an institution to improve its DE rates by taking steps to reduce the debt of its recent student cohorts; however, at least for the first year of the transition period, the calculation would still use debt incurred by students before the rule takes effect.
    The rule provides an institution with an opportunity to challenge certain elements of the DE calculations. However, such challenges would be subject to a compressed timeline and, in the case of challenges to the earnings of the relevant graduates, at considerable expense to the institution. The rule grants ED the right to accept or deny challenges at its discretion.
The elimination of the previously proposed PCDR, which we believe our programs were well-positioned to pass, resulted in the final rule, as published, being less favorable to us than the regulations originally published in June 2011. Based on the 2008-2009 cohort Informational Rates published by ED in 2012, two of our 12 programs would have been in the zone. However, we are not able to develop reliable estimates as to the potential outcome or impact of the final rules because the data previously provided by ED is dated and we do not have access to recent earnings data which would be used in the calculations. If a particular program ceased to be eligible for Title IV Program funding, in most cases it would not be practical to continue offering that program under our current business model. In order to prevent this, we may have to preemptively reduce program tuition in an attempt to ensure compliance. Because we cannot calculate the exact impact of such action on the program's DE rates, we may overestimate the required tuition reduction, which would have a negative impact on our tuition revenues. Conversely, we may underestimate the required tuition reduction, and fail to improve the program's DE rates, which could result in the loss of Title IV eligibility as discussed above.

Certification
The rule requires the most senior executive officer to certify that each of the institution’s eligible gainful employment programs satisfies certain new ED requirements that focus primarily on the institution’s receipt of programmatic approval from relevant regulatory or governing bodies such as institutional accreditors, programmatic accreditors, if applicable, and state licensing agencies.
Disclosure
The rule identifies up to 16 different items that institutions must disclose to prospective students and the public about each of its programs, while providing ED the right to expand the list as it deems necessary. Items that may be required include program cost, length, graduation rates, placement rates, accreditation and average student indebtedness. Institutions may be required to aggregate disclosure data into multiple student cohorts such as graduates and non-graduates or students enrolled in the program as offered in different formats or lengths.
Warnings
The rule requires institutions to provide disclosures to all prospective students prior to the signing of an enrollment agreement, obtain verification of receipt from the student and maintain historical records of such verification. The rule further requires institutions to include separate warnings with respect to any program that ED identifies as in jeopardy of losing Title IV eligibility when the next set of DE rates are published in the following year. Based on ED's expected timeline, the first date when a program could be required to issue such warnings would occur in calendar year 2016, which would be the general time frame when ED is expected to publish the first set of DE rates. These warnings must be provided to all active and prospective students and the institution must maintain records that document its efforts for the warning distribution. Warnings must include a number of elements including a statement that the program has not met ED’s gainful employment standards and Title IV eligibility may be terminated, options available to the student should Title IV eligibility be lost and guidance on the institution’s plans to continue the program, offer refunds, or transfer credit should Title IV eligibility be lost.
Parent Loan for Undergraduate Students (PLUS loans). In October 2014, ED published final regulations with the goal of improving student access to postsecondary education by increasing availability of PLUS loan funds. Specifically, the regulations modify the eligibility criteria by relaxing the definition of adverse credit history. The regulations also expand the period for which a credit approval is valid from 90 days to 180 days, and include a new provision requiring loan counseling for borrowers who have an adverse credit history, but who qualify for a PLUS loan due to extenuating circumstances. Although the formal effective date of these regulations is July 1, 2015, ED has stated its intent to implement as soon as possible. While we expect that these regulations will result in more of our students’ parents qualifying for PLUS funding and accordingly reduce volume for our institutional loan program, we cannot quantify the impact at this time.

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
The HEA sets specific standards for certain elements in the calculation of an institution’s percentage under the 90/10 Rule, including the treatment of certain portions of federal Direct loans, institutional loans and revenue received from students who are enrolled in educational programs that are not eligible for Title IV Program funding.
As of September 30, 2014, our institutions’ annual Title IV percentages as calculated under the 90/10 rule ranged from approximately 63% to 68%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year.

Federal Student Loan Defaults. To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. The cohort default rate includes borrowers under the Federal Family Education Loan (FFEL) program, which was discontinued June 30, 2010, as well as the DL program. ED calculates an institution’s cohort default rate on an annual basis. Under the current calculation, the FFEL/DL cohort default rate is derived from student FFEL/DL borrowers who first enter loan repayment during a federal fiscal year (FFY) ending September 30 and subsequently default on those loans within the two following years; parent borrowers are excluded from the calculation. This represents a three-year measuring period. An institution whose cohort default rate is 30% or more for three consecutive FFYs or 40% or more for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs. None of our institutions had a three-year FFEL/DL cohort default rate of 30% or greater for 2011, 2010 or 2009, the three most recent FFYs with published rates.
The following tables set forth the FFEL/DL cohort default rates for our institutions:

	Three-Year Cohort Default Rates for
Institution	Cohort Years Ended September 30, (1)
	2011	2010	2009

Universal Technical Institute of Arizona	18.8%	18.9%	14.3%
Universal Technical Institute of Phoenix	19.5%	20.2%	16.0%
Universal Technical Institute of Texas	21.6%	21.6%	16.4%

All proprietary postsecondary institutions	19.1%	21.8%	22.7%

(1) Based on information published by ED.

An institution whose three-year cohort default rate under the FFEL/DL program exceeds 15% for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. As of September 30, 2014, all of our institutions were subject to delayed disbursements. An institution whose cohort default rate under the FFEL/DL program is 30% or greater, but less than 40%, for any one of the three most recent federal fiscal years may be placed on provisional certification status by ED for up to three years. None of our institutions are on provisional status with ED.
Perkins Loan Defaults. An institution with a Perkins program cohort default rate that is greater than 15.0% for any federal award year, which is the twelve month period from July 1 through June 30, may be placed on provisional certification. Our three institutions’ Perkins cohort default rates range between 17.7% and 28.6% for students who were scheduled to begin repayment in the federal award year ended June 30, 2013, the most recent federal award year reported by our institutions. On a consolidated basis, there were 25 Perkins borrowers who defaulted in this cohort period. Although the most recent Perkins cohort default rate is greater than 15% for our three main institutions, we have not been advised of any provisional certification status. If we are placed on provisional certification status for any reason, ED may more closely view any application we file for recertification, new locations, new educational programs, acquisitions of other schools, increase in degree level or other signification changes. Further, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action.

An institution with a Perkins cohort default rate of 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years. For the federal award year ended June 30, 2015, as with the 10 preceding federal award years, ED will not disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations. In our 2014 fiscal year, we derived less than 1% of our revenues from the Perkins program.

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
ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all of its financial obligations including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. If ED determines that an institution does not satisfy its financial responsibility standards, depending on the resulting composite score and other factors, that institution may establish its financial responsibility on an alternative basis by one or a combination of the following, as determined by ED:

•
posting a letter of credit in an amount equivalent to a percentage as determined by ED, ranging from 10% - 100% of the total Title IV Program funds received by the institution during its most recently completed fiscal year;

•	accepting provisional certification;

•	complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement.
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
If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program funds that should have been returned in the previous fiscal year. Our 2014 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.
Institution Acquisitions. When a company acquires an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by ED. Upon such a change of control, an institution’s eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible institution under its new ownership, which requires that the institution also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The time required for ED to act on such an application may vary substantially. ED’s recertification of an institution following a change of control is typically on a provisional basis. Our expansion plans are based, in part, on our ability to acquire additional institutions and have them certified by ED to participate in Title IV Programs following affirmation of state licensure and accreditation. Although we believe we will be able to obtain all necessary approvals from ED, ACCSC and the applicable state agencies for our expansion plans, we cannot ensure that such approvals will be obtained at all or in a timely manner that will not delay or reduce the availability of Title IV Program funds for our students.
Change of Control. In addition to institution acquisitions, other types of transactions can also cause a change of control. ED and most state education agencies and ACCSC have standards pertaining to the change of control of institutions, but these standards are not uniform. ED’s regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. With respect to a publicly-traded corporation, ED regulations provide that a change of control occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change of control or (ii) if the corporation has a “Controlling Stockholder”, as defined in ED regulations, that owns or controls through agreement at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. These change of control standards are subject to interpretation by ED. Most of the states and our accrediting commission include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of these agencies would require any affected institution to have its state authorization and accreditation reaffirmed by that agency. The requirements to obtain such reaffirmation from the states and our accrediting commission vary widely.
A change of control could occur as a result of future transactions in which our company or our institutions are involved. Some corporate re-organizations and some changes in the board of directors are examples of such transactions. Additionally, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. If a future transaction results in a change of control of our company or our institutions, we believe that we will be able to obtain all necessary approvals from ED, ACCSC and the applicable state education agencies. However, we cannot ensure that all such approvals can be obtained at all or in a timely manner that will not delay or reduce the availability of Title IV Program funds for our students.
Opening Additional Institutions and Adding Educational Programs. For-profit educational institutions must be authorized by their state education agencies, accredited by an accrediting commission recognized by ED and be fully operational for two years before applying to ED to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without regard to the two-year requirement, if such additional location satisfies all other applicable ED eligibility requirements. Our expansion plans are based, in part, on our ability to open new campuses as additional locations of our existing institutions and take into account ED’s approval requirements. Currently, all of our institutions are eligible to offer Title IV Program funding.
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

Some of the state education agencies and ACCSC also have requirements that may affect our institutions’ ability to open a new location, establish an additional location of an existing institution or begin offering a new or revised educational program. We do not believe that these standards will create significant obstacles to our expansion plans.
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
Compliance with Regulatory Standards and Effect of Regulatory Violations. Our institutions are subject to audits and program compliance reviews by various external agencies, including ED, ED’s Office of Inspector General, state education agencies, student loan guaranty agencies, the VA and ACCSC. Each of our institutions’ administration of Title IV Program funds must also be audited annually by independent accountants and the resulting audit report submitted to ED for review. If ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or ED’s regulations, that institution could be required to repay such funds and could be assessed an administrative fine. ED could also transfer the institution from the advance method of receiving Title IV Program funds to a cash monitoring or reimbursement system, which could negatively impact cash flow at an institution. Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by ED to fine the affected institution or to limit, suspend or terminate the participation of the affected institution in Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no ED proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions’ participation in Title IV Programs, and we have no written notice that any such proceeding is currently contemplated. Violations of Title IV Program requirements could also subject us or our institutions to other civil and criminal penalties.
ITEM 1A. RISK FACTORS
We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. You should consider carefully the risks and uncertainties described below in addition to other information contained in this Report on Form 10-K, including our consolidated financial statements and related notes.
Risks Related to Our Industry
Failure of our schools to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding.
In 2014, we derived approximately 66% of our revenues, on a cash basis, from federal student financial aid programs, referred to in this Report on Form 10-K as Title IV Programs, administered by ED. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our institutions are subject to extensive regulation by the state agencies, ACCSC and ED. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, add new, or expand our existing educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an “institution” defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state agencies, ACCSC and ED periodically revise their requirements and modify their interpretations of existing requirements.

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
Significant factors relating to Title IV Program eligibility that could adversely affect us include the following:
State Authorization
A campus that grants degrees or diplomas must be authorized by the relevant education agency of the state in which it is located. Requirements for authorization vary substantially among states. State authorization is also required for students to be eligible for funding under Title IV Programs. Loss of state authorization by any of our campuses from the education agency of the state in which the campus is located would end that campus’ eligibility to participate in Title IV Programs and could cause us to close the campus, which could have a material adverse effect on our cash flows, results of operations and financial condition.
Accreditation
A school must be accredited by an accrediting commission recognized by ED in order to participate in Title IV Programs. Loss of accreditation by any of our campuses would end that campus’ participation in Title IV Programs and could cause us to close the campus, which could have a material adverse effect on our cash flows, results of operations and financial condition. A change in accreditation to a more restrictive or monitored status could restrict our ability to add new programs, open new campuses or increase recruitment activity.

The “90/10 Rule”
Under the “90/10 Rule,” a for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from those programs for two consecutive institutional fiscal years, under a cash-basis calculation mandated by ED. The period of ineligibility covers at least the next two succeeding fiscal years, and any Title IV Program funds already received by the institution and its students during the period of ineligibility would have to be returned to ED, if DL loans were included in the calculation. If an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. If we are placed on provisional certification status for any reason, ED may more closely review any application we file for recertification, new locations, new educational programs, revisions to existing educational programs, acquisitions of other schools, increase in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action. In our 2014 fiscal year, under the regulatory formula prescribed by ED, each of our institutions derived approximately 63% - 68% of its revenues from Title IV Programs.
Multiple legislative proposals have been introduced in Congress that would increase the requirements of the 90/10 Rule, such as reducing the 90% maximum under the rule to 85% and/or including military and veteran funding in the 90% portion of the calculation. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss would adversely affect our students’ access to Title IV Program funds they need to pay their educational expenses, which could reduce our student population and would have a material adverse effect on our cash flows, results of operations and financial condition.

Federal Student Loan Defaults
An institution may lose its eligibility to participate in some or all Title IV Programs if its former students default on the repayment of their federal student loans in excess of specified levels. Based upon the most recent student loan default rates published by ED, none of our institutions have federal student loan default rates that exceed the specified levels. If any of our institutions loses eligibility to participate in Title IV Programs because of high student loan default rates, such a loss would adversely affect our students’ access to various Title IV Program funds which could reduce our student population and would have a material adverse effect on our cash flows, results of operations and financial condition. See “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Federal Student Loan Defaults” included elsewhere in this Report on Form 10-K for additional information.
Financial Responsibility Standards
To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. The operating conditions that may be placed on a school that does not meet the standards of financial responsibility include being transferred from the advance payment method of receiving Title IV Program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds or increased administrative costs related to those funds. We are not currently required to post a letter of credit on behalf of any of our schools and are not subject to additional operating conditions. We may be required to post letters of credit in the future, which could increase our costs of regulatory compliance, or change the timing of receipt of Title IV Program funds. Our inability to obtain a required letter of credit or the imposition of other limitations on our participation in Title IV Programs could limit our students’ access to Title IV Program funds, which could reduce our student population and could have a material adverse effect on our cash flows, results of operations and financial condition.

Return of Title IV Funds
A school participating in Title IV Programs must correctly calculate and return funds received for students who withdraw before completing their educational programs whose aid exceeds the amount earned under Title IV Program guidelines. Returns must be completed in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated or timely returned, we may be required to post a letter of credit in favor of ED, pay interest on the late repayment of funds, or be otherwise sanctioned by ED, which could increase our cost of regulatory compliance and adversely affect our results of operations. Additionally, the failure to timely return Title IV Program funds also could result in the termination of eligibility to receive such funds going forward or the imposition of other sanctions. Any of these results could have a material adverse effect on our cash flows, results of operations and financial condition. Given the complex nature of the regulations applicable to Title IV refunds and the fact they are subject to multiple interpretations, and the large volume of such transactions in which we are involved, it is reasonable to conclude that, from time to time, in the conduct of our business, we may inadvertently violate such regulations. In such an event, remedial actions may be necessary, regulatory proceedings could occur and regulatory penalties could be assessed.
Administrative Capability
ED regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV Programs. These criteria require, among other things, that the institution:

•	comply with all Title IV Program regulations;

•	have capable and sufficient personnel to administer Title IV Programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	administer Title IV Programs with adequate checks and balances in its system of internal controls over financial reporting;

•	divide the function of authorizing and disbursing or delivering Title IV Program funds so that no office has the responsibility for both functions;

•	establish and maintain records required under Title IV Program regulations;

•	develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under Title IV Programs;

•	do not have a student loan cohort default rate above specified levels;

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
If we fail to maintain administrative capability as defined by ED, we could lose our eligibility to participate in Title IV Programs or have that eligibility adversely conditioned, which could have a material adverse effect on our cash flows, results of operations and financial condition.
The loss of funds from Veterans' Benefits programs could materially and adversely affect our business.

To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. If we fail to comply with these requirements, we could lose our eligibility to participate in veterans' benefits programs, which could reduce our student population. For additional information regarding this activity, see “Business - Regulatory Environment - Other Federal and State Programs - Veterans' Benefits” included elsewhere in this Report on Form 10-K.

Other considerations which could impact the funding we receive from veterans' benefits programs include the following:

•
Access to military installations. Recently, our access to military installations for student recruitment has become more limited due to the changes described in “Business - Regulatory Environment - Other Federal and State Programs” included elsewhere in this Report on Form 10-K. Restrictions on access necessary to continue to develop awareness of our programs with this population could reduce our enrollments.

•
90/10 rule changes. Multiple legislative proposals have been introduced in Congress that would increase the requirements of the 90/10 Rule, such as reducing the 90% maximum under the rule to 85% and/or including military and veteran funding in the 90% portion of the calculation. Implementation of these proposals could have a negative impact on our 90/10 ratio which could have a negative impact on our eligibility to participate in Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss could adversely affect our students’ access to Title IV Program funds they need to pay their educational expenses, which could reduce our enrollments and have a material adverse effect on our cash flows, results of operations and financial condition.

•
Funding for veterans benefits programs. Funding for veterans' benefits programs is dependent upon Congressional appropriations. If appropriations are not maintained at the current level, or if an extended government shutdown were to occur, the VA might not be able to continue funding veterans' benefits.

•
State Approval Agencies.The VA shares responsibility for VA benefit approval and oversight with designated SAAs.  SAAs play a critical role evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements.  Processes and approval criterion as well as interpretation of applicable requirements can vary from state to state.  Therefore, approval in one state does not necessarily result in approval in all states.  If we are unable to secure approvals in one or more states, or if the process for obtaining an approval takes significant time, we could be required to alter the delivery methodology or structure of the program or experience delays in or the loss of a portion of VA funding. Students receiving VA funding may not be able to receive the full benefit of our Automotive Technology and Diesel Technology II curricula methodology, which could reduce our enrollments and have a material adverse effect on our cash flows, results of operations and financial condition.

Any loss of funds from veterans' benefits programs could reduce our student population and have a material adverse effect on our cash flows, results of operations and financial condition.

A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a negative effect on our student population and consequently, on our cash flows, results of operations and financial condition.

The student loan market has undergone significant changes in the past few years, including increased regulations from the HEA reauthorization in 2008, elimination of the FFEL program in 2010, implementation of more stringent PLUS loan credit requirements and contraction in credit markets that has reduced availability of federal and private student loans for certain institutions and/or students. Many banks and lending institutions have discontinued their private student loan programs. Those that have stayed in the market have increased financing costs, both rates and fees, to offset the risks associated with offering unsecured debt. Additionally, the broader economic environment has put pressure on students’ ability to repay their loans, resulting in higher default rates. These factors may result in lending institutions continuing to exit the student loan market and for other providers to determine not to enter the market, which could decrease the availability of alternative loans to postsecondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans that seek to enroll. Prospective students may find that increased financing costs make borrowing to fund their education unattractive and motivate them to abandon or delay enrollment in postsecondary education programs such as ours. Tight credit markets may also move private lenders to impose on us and on our prospective and continuing students new or increased fees in order to provide alternative loans. If any of these scenarios were to occur, in whole or in part, our students’ ability to finance their education could be adversely affected and could result in a decrease in our student population and result in decreased profitability.

Congress may change the law or reduce funding for or place restrictions on the use of funds received through Title IV Programs, which could reduce our student population, revenues and/or profit margin.

Congress periodically revises the HEA and other laws, and enacts new laws, governing Title IV Programs and annually determines the funding level for each Title IV Program. Congress most recently reauthorized the HEA in 2008. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs or places restrictions on the use of funds received by an institution through these programs could reduce our student population and revenues.

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

Congress continues to be focused on for-profit education institutions, specifically regarding participation in Title IV Programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. For a description of additional information regarding this activity, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Program - Congressional Action” included elsewhere in this Report on Form 10-K.

This Congressional activity could result in the enactment of more stringent legislation by Congress, further rulemakings affecting participation in Title IV Programs and other governmental actions, increasing regulation of the for-profit sector. Action by Congress may also increase our administrative costs and require us to modify our practices in order for our institutions to comply with Title IV Program requirements. In addition, concerns generated by this Congressional activity may adversely affect enrollment in for-profit educational institutions such as ours. Any laws that are adopted that limit our or our students’ participation in Title IV Programs or in programs to provide funds for active duty service members and veterans or the amount of student financial aid for which our students are eligible, or any decreases in enrollment related to the Congressional activity concerning this sector, could have a material adverse effect on our cash flows, results of operations and financial condition.
Compliance with the Title IV Program Integrity regulations, gainful employment regulations and ongoing negotiated rulemaking could materially and adversely affect our business.
Since publication of the program integrity regulations in 2010, ED has issued interpretive guidance on the regulations in the form of multiple Dear Colleague Letters to institutions. The letters provide sub-regulatory guidance on certain aspects of the regulations, which assists institutions with understanding the regulations in these areas. The laws and regulations governing certain of the requirements do not establish clear criteria for compliance, and ED has indicated that they do not intend to provide additional guidance on certain topics. In particular, the elimination of the 12 safe harbors regarding the incentive compensation prohibition has significantly impacted our business. For a description of additional information regarding these regulatory changes, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included elsewhere in this Report of Form 10-K.

Additionally, ED published the final gainful employment rule on October 31, 2014, which was the deadline required in order for the new rule to take July 1, 2015. The final rule maintains the debt to earning (DE) ratio and disclosure requirements published in ED’s March 2014 proposed rule, but eliminates the proposed program cohort default rate. In addition to the DE calculations, the final rules include requirements for program certification and disclosure of program information and warnings. For a summary of the final rules, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Gainful Employment” included elsewhere in this Report of Form 10-K.

Compliance with final rules could have a material adverse effect on the manner in which we conduct our business and our results of operations. We are not able to develop reliable estimates as to the potential outcome or impact of the final rules because the data previously provided by ED is dated and we do not have access to recent data which would be used in the calculations. If a particular program ceased to be eligible for Title IV Program funding, in most cases it would not be practical to continue offering that program under our current business model, which could reduce our enrollment and have a material adverse effect on our cash flows, results of operations and financial condition. In order to prevent this, we may have to preemptively reduce program tuition in an attempt to ensure compliance. Because we cannot calculate the exact impact of such action on the program's DE rates, we may overestimate the required tuition reduction, which would have a negative impact on our tuition revenues. Conversely, we may underestimate the required tuition reduction, and fail to improve the program's DE rates, which could result in the loss of Title IV eligibility. The disclosures and warnings required by the final rule could also negatively impact our enrollment and have a material adverse effect on our cash flows, results of operations and financial condition.

We have devoted significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that are also congruent with our business, culture and mission to serve our students and industry relationships. However, these solutions related to implementation and compliance with these final rules, including but not limited to compensation and gainful employment, to the extent revised or reinstated in the future, may have a material adverse effect on the manner in which we conduct our business, our student populations and the nature of our programs. Interpretation of the regulations is subject to change if ED provides further guidance and clarification. The solutions may require further analysis based on the uncertainty noted above and any additional interpretive guidance that is provided. Existing or future understandings could be different from ED’s interpretations and thus lead to repayments, restrictions, fines or litigation.

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

Limited opportunities for private alternative student loans for our students could increase the need for institutional funding, which could have a material adverse effect on our business, results of operations and financial condition.
The current state of the national economy and generalized lending crisis has led to a contracted lending environment, resulting in limited lender choices for students who need a private alternative loan to meet gaps between Title IV Program funding and cost of education. Furthermore, lender underwriting criteria has been much more stringent, resulting in fewer prospective borrowers being approved for their loans. As lenders seek to reduce their risk on portfolios of new alternative loans, we have seen many lenders move to shift their target markets exclusively to four-year baccalaureate degree schools. We currently have a list of six private unaffiliated alternative loan providers to assist new borrowers in selecting a lender, with two of these lenders providing the vast majority of our private alternative student loans. If these lenders decided to decline to lend to students attending our schools, and we were not able to find alternative lenders, the demand for our proprietary loan program could increase, requiring us to devote greater than planned resources which could have a material adverse effect on our cash flows, results of operations and financial condition.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.
Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance by government agencies, regulatory agencies and third parties alleging noncompliance with applicable standards. These compliance reviews and claims could also result from our notification to an agency or third party based upon our own internal compliance review. We are also subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to alleged violations of federal and state laws, false claims made to the federal government and routine employment matters. While we are committed to strict compliance with all applicable laws, regulations and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of regulatory approvals or Title IV Program funding, injunctions or other penalties. We could also incur substantial legal costs in excess of our insurance coverage. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Additionally, given the significant public scrutiny being placed on the sector, numerous state attorneys general have initiated investigations either of the operation of the for-profit schools in their state or of particular institutions operating in that state.
In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to the present. We responded timely to the request, as well as a follow-up requests for additional information. The Attorney General has not contacted us regarding this matter since a follow-up request for documents in February 2013. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying financial statements.

We cannot predict the ultimate outcome of unsettled matters and we may incur significant defense costs and other expenses in connection with them in excess of our insurance coverage related to these matters. We may be required to pay substantial damages, settlement costs or fines or penalties. Such costs and expenses could have a material adverse effect on our business, cash flows, results of operations and financial condition. An adverse outcome in any of these matters could also materially and adversely affect our licenses, accreditation and eligibility to participate in Title IV programs.

Our business and stock price could be adversely affected as a result of regulatory investigations of, or actions commenced against, us or other companies in our industry.
The operations of companies in the education and training services industry, including UTI, are subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the SEC, state governmental agencies and ED. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. These investigations of or regulatory actions against specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect student enrollment, which could have a material adverse effect on our cash flows, results of operations and financial condition.

Changes in the state regulatory environment, including budget constraints, may affect our ability to obtain necessary authorizations or approvals from those states to conduct or change our operations.
Due to state budget constraints and changes in the regulatory environment in some of the states in which we operate, it is possible that some states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs or the revision of existing programs, a change of control or the hiring or placement of new admissions representatives, could prevent us from making such changes or delay our ability to make such changes, or could require substantial additional costs to accommodate such delay.
The regulations may lengthen the time to obtain necessary state approvals and may increase the nature and type of state regulation such that it would require us to modify our operations in order to comply with the requirements. This could impose substantial additional costs on our institutions, which could have a material adverse effect on our cash flows, results of operations and financial condition.
Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our student population and negatively affect our 90/10 Rule calculation.
A significant number of states are facing budget constraints that are causing them to reduce state appropriations in a number of areas. Many of those states provide financial aid to our students. These and other states may decide to reduce or redirect the amount of state financial aid that they provide to students, but we cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding available to our students decreases and our students are not able to secure alternative sources of funding, our student population could be reduced, which could have a material adverse effect on our profitability. Additionally, loss of state funding would negatively impact our 90/10 Rule calculation and the cost of our compliance with the 90/10 Rule, as this funding is counted in the non-Title IV Program funds portion of the ratio, and such loss would drive up the percentage of revenue attributable to Title IV Programs.
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
If we or any of our schools experience a change of control under the standards of applicable state education agencies, our accrediting commission or ED, we or the affected schools must seek the approval of the relevant regulatory agencies. These agencies do not have uniform criteria for what constitutes a change of ownership or control. Transactions or events that constitute a change of control include significant acquisitions or dispositions of our common stock or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from ED, our accrediting commission or any state in which our schools are located would impair our ability to participate in Title IV Programs, which would have a material adverse effect on our cash flows, results of operations and financial condition. Our failure to obtain, or a delay in obtaining, approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock.
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

Under the proprietary loan program, the bank originates loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all the related credit and collection risk. See Note 2 of the notes to our consolidated financial statements within Part IV of this Report on Form 10-K for further discussion of activity under our proprietary loan program.

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

Federal, state and local laws and general legal and equitable principles relating to the protection of consumers can apply to the origination, servicing and collection of the loans under our proprietary loan program.

Any violation of various federal, state or local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans or may limit our ability to collect all or part of the principal or interest on the loans. This may be the case even if we are not directly responsible for the violations by such parties.

Our proprietary loan program may also be subject to oversight by the Consumer Financial Protection Bureau (CFPB), which could result in additional reporting requirements or increased scrutiny. Other proprietary postsecondary institutions have been subject to recent information requests from the CFPB with regard to their private student loan programs. The possibility of litigation, and the associated cost, are risks associated with this student loan program. At least two proprietary education institutions have been subject to recent lawsuits under the Consumer Financial Protection Act of 2010; the institutions are accused of having unfair private student loan programs and of allegedly engaging in certain abusive practices, including interfering with students' ability to understand their debt obligations and failing to provide certain material information.

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
We have extensive industry relationships that we believe afford us significant competitive strength and support our market leadership. These relationships enable us to support undergraduate enrollment by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts with OEMs, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the OEMs. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our existing industry relationships, including those with American Honda Motor Co. Inc.; Mercury Marine, a division of Brunswick Corp.; Suzuki Motor of America, Inc.; Volvo Penta of the Americas, Inc. and Yamaha Motor Corp., USA, are not memorialized in writing and are based on verbal understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be had they been in writing. Additionally, certain of our written agreements may be terminated without cause by the OEM. Finally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students, require additional capital expenditures or increase expenses and have a material adverse effect on our cash flows, results of operations and financial condition.

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
Our success depends in part on our ability to update and expand the content of existing programs and develop and integrate new programs in a cost-effective manner and on a timely basis.
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
Our Automotive Technology and Diesel Technology II curricula are a blend of daily instructor-led theory and hands-on lab training complimented by interactive web-based learning, which is reflective of current industry training methods and standards. The blended learning model combines several methodologies for communicating training information and incorporates on-site classes, real-time web-based learning sessions and independent learning and is the standard used by our OEMs to provide continuous technical education. If we are unable to address and respond to requirements such as training instructors to teach the curricula, develop an IT infrastructure that would effectively support this program, obtain the appropriate equipment to teach this program to our students, or obtain the appropriate regulatory approvals to teach and fund this program, we may not be able to successfully roll out the curricula to new or existing campuses in a timely and cost-effective manner. If we are not able to effectively and efficiently integrate the curricula or experience delays in development, this could have a material adverse effect on our cash flows, results of operations and financial condition.
Macroeconomic conditions, particularly unemployment, could adversely affect our business.
The U.S. economy and the economies of other key industrialized countries are experiencing difficult and uncertain economic characteristics. We believe that our enrollment is affected by changes in economic conditions, although the nature and magnitude of this effect are uncertain and may change over time. While these conditions may have contributed to a portion of the past growth in our average full-time undergraduate student population as individuals sought to advance their education and improve their employment opportunities, during periods when the unemployment rate declines or remains stable as it has in recent years, prospective students have more employment options and recruiting new students has traditionally been more challenging. Affordability concerns associated with increased living expenses and the availability of full- and part-time jobs for students attending classes have made it more challenging for us to attract and retain students. The state of the general macroeconomic environment has had a negative impact on price sensitivity and on the ability and willingness of students and their families to incur debt. Furthermore, these circumstances may continue to reduce the willingness of employers to sponsor educational opportunities for their employees, and affect the ability of our students to find employment in the auto, diesel, collision repair, motorcycle or marine industries, any of which could materially and adversely affect our business, cash flows, results of operations and financial condition.
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
Our computer systems as well as those of our service providers are vulnerable to interruption, malfunction or damage due to events beyond our control, including malicious human acts committed by foreign or domestic persons, natural disasters, and network and communications failures. We have established a written data breach incident response policy which we test informally and formally at least annually. Additionally, we periodically perform vulnerability self-assessments and engage service providers to perform independent vulnerability assessments and penetration tests. However, despite network security measures, our servers and the servers at our service providers are potentially vulnerable to physical or electronic unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions. Despite the precautions we and our service providers have taken, our systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary or personally identifiable information or cause interruptions or malfunctions in operations. Sustained or repeated system failures or security breaches that interrupt our ability to process information in a timely manner could have a material adverse effect on our operations. Although we maintain insurance in respect of these types of events, available insurance proceeds may not be adequate to compensate us for damages sustained due to these events.

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
In order to support revenue growth and student enrollment, we need to hire and train new admissions representatives, as well as retain and continue to develop our existing admissions representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong admissions representative team may be affected by a number of factors, including the following: our ability to integrate and motivate our admissions representatives; our ability to effectively train our admissions representatives; the length of time it takes new admissions representatives to become productive; the competition we face from other companies in hiring, compensating and retaining admissions representatives and our ability to effectively manage a multi-location educational organization. Effective July 1, 2011, we made modifications to our employee compensation structure in order to comply with the elimination of the safe harbors in the regulations in place prior to this date. These modifications affected the compensation structure for our admissions representatives, including the elimination of their variable compensation. Additionally, we implemented compensation changes for our field admissions representatives effective July 1, 2014. As a result of these changes and the macroeconomic conditions impacting our business, we have experienced and may continue to experience a decrease in our enrollment rates. Our existing compensation structure and any future changes to admissions representative compensation may result in a continued decrease in our enrollment rates. If we are unable to hire, develop or retain quality admissions representatives, the effectiveness of our student recruiting efforts would be adversely affected.

Our financial performance depends in part on our ability to continue to develop awareness and acceptance of our programs among high school graduates, military personnel and adults seeking advanced training.
The awareness of our programs among high school graduates, military personnel and working adults seeking advanced training is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments, which could have a material adverse effect on our cash flows, results of operations and financial condition. The following are some of the factors that could prevent us from successfully marketing our programs:

•	student dissatisfaction with our programs and services;

•	diminished access to high school student populations, including school district limitations on access to students by for-profit institutions;

•	reduced access to military bases and installations;

•	our failure to maintain or expand our brand or other factors related to our marketing or advertising practices;

•	our inability to maintain relationships with automotive, diesel, collision repair, motorcycle and marine manufacturers and suppliers;

•	availability of funding sources acceptable to our students; and

•	recruitment of veterans or other potential students without formal education by our industry partners and other manufacturers.

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

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill, which totaled $20.6 million as of September 30, 2014, to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year. Actual experience will differ from the amounts included in our assessment,which could result in impairment of our goodwill in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Campuses and Other Properties
The following sets forth certain information relating to our campuses and corporate headquarters:

	Location	Brand	Approximate Square Footage	Leased or Owned
Campuses:	Arizona (Avondale)	UTI	267,400	Leased
	Arizona (Phoenix)	MMI	129,400	Leased
	California (Rancho Cucamonga)	UTI	187,300	Leased
	California (Sacramento)	UTI	239,100	Leased
	Florida (Orlando)	UTI/MMI	227,100	Leased
	Illinois (Lisle)	UTI	180,000	Leased
	Massachusetts (Norwood)	UTI	239,500	Leased
	North Carolina (Mooresville)	NASCAR Tech	146,000	Leased
	Pennsylvania (Exton)	UTI	188,800	Leased
	Texas (Dallas/Ft. Worth)	UTI	95,000	Owned
	Texas (Houston)	UTI	221,300	Leased
Corporate Headquarters:	Arizona (Scottsdale)	Headquarters	84,300	Leased

All leased properties listed above are leased with remaining terms that range from approximately two to 17 years. Many of the leases are renewable for additional terms at our option.
We anticipate opening our Long Beach, California campus in late summer 2015.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are periodically subject to lawsuits, demands in arbitrations, investigations, regulatory proceedings or other claims, including, but not limited to, claims involving current and former students, routine employment matters, business disputes and regulatory demands.  When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we would accrue a liability for the loss. When a loss is not both probable and estimable, we do not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. Because we cannot predict with certainty the ultimate resolution of the legal proceedings (including lawsuits, investigations, regulatory proceedings or claims) asserted against us, it is not currently possible to provide such an estimate. The ultimate outcome of pending legal proceedings to which we are a party may have a material adverse effect on our business, cash flows, results of operations or financial condition.

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to the present.  We responded timely to the request, as well as to follow-up requests for additional information. The Attorney General has not contacted us regarding this matter since a follow-up request for documents in February 2013. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
None.
EXECUTIVE OFFICERS OF UNIVERSAL TECHNICAL INSTITUTE, INC.
The executive officers of UTI are set forth in this table. All executive officers serve at the direction of the Board of Directors. Ms. McWaters also serves as a director of UTI.

Name	Age	Position
Kimberly J. McWaters	50	Chairman of the Board and Chief Executive Officer
Eugene S. Putnam, Jr.	54	President and Chief Financial Officer
Kenneth J. Cranston	51	Senior Vice President, Admissions
Chad A. Freed	41	General Counsel, Senior Vice President of Business Development
Jeffry B. May	44	Senior Vice President, Marketing
Bryce H. Peterson	36	Senior Vice President, Information Technology
Sherrell E. Smith	51	Senior Vice President, Operations
Rhonda R. Turner	41	Senior Vice President, People Services
Kimberly J. McWaters has served as our Chief Executive Officer since October 2003, as the Chairman of our Board of Directors since December 2013 and as a director on our Board since February 2005. Ms. McWaters served as UTI’s President from 2000 to March 2011 and previously served on our Board from 2002 to 2003. From 1984 to 2000, Ms. McWaters held several positions with UTI, including Vice President of Marketing and Vice President of Sales and Marketing. Ms. McWaters also serves as a director of Penske Automotive Group, Inc. and Mobile Mini, Inc. Ms. McWaters received a BS in Business Administration from the University of Phoenix.
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
Kenneth J. Cranston has served as our Senior Vice President, Admissions since July 2010. From December 2009 to June 2010, he served as Regional Vice President of Operations. Prior to joining UTI, Mr. Cranston was President and Chief Executive Officer of Terion, Inc., a leading provider of wireless tracking technology for the transportation industry. Before joining Terion, Inc., he spent much of his career in sales and marketing for industry leaders such as NBC, Western Union and Telespectrum Worldwide, where he served as National Vice President of Sales and Marketing.  Mr. Cranston received his BA in Economics from Iona College.

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
Jeffry B. May has served as our Senior Vice President, Marketing since September 2014. Mr. May served as Vice President, Integrated Marketing & Analytics from September 2013 to September 2014, as Vice President, Marketing Operations & Analytics from October 2012 to September 2013, and as Vice President, Student Experience & Operational Excellence from March 2009 to October 2012. Prior to joining UTI, Mr. May served as First Vice President Capital Markets from 2005 to 2009 and as Vice President and Senior Finance Manager from 2002 to 2004 at Washington Mutual. Mr. May holds a BS in Economics from the University of Arizona.
Bryce H. Peterson has served as our Senior Vice President, Information Technology since June 2012. Mr. Peterson served as Vice President of Information Technology from March 2011 to June 2012, as Vice President of Internal Audit Services from March 2010 to March 2011 and as Information Technology Audit Manager from October 2008 to February 2010. Prior to joining UTI, Mr. Peterson served in a variety of positions at KPMG, LLP; Brigham Young University; and Fenton Enterprises. Mr. Peterson received his MS in Information Systems Management and holds a BS in Business Management from Brigham Young University.
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

Market Information

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “UTI”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the NYSE, for the periods indicated.

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2014:

First Quarter	$15.16	$11.07
Second Quarter	$14.36	$11.34
Third Quarter	$13.70	$10.52
Fourth Quarter	$12.88	$9.25

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2013:

First Quarter	$13.97	$8.00
Second Quarter	$12.83	$9.82
Third Quarter	$12.67	$9.96
Fourth Quarter	$12.58	$10.02

The closing price of our common stock as reported by the NYSE on November 24, 2014, was $10.98 per share. As of November 24, 2014, there were 32 holders of record of our common stock.

Dividends

On December 20, 2013; March 31, 2014; June 30, 2014 and September 30, 2014, we paid cash dividends of $0.10 per share to common stockholders of record as of December 10, 2013; March 17, 2014, June 20, 2014 and September 19, 2014. The aggregate payment was approximately $9.9 million. On December 21, 2012; March 29, 2013; June 30, 2013 and September 30, 2013, we paid cash dividends of $0.10 per share to common stockholders of record as of December 7, 2012; March 15, 2013, June 21, 2013 and September 20, 2013. The aggregate payment was approximately $9.8 million.

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions. Periodically, we may continue to return shareholder earnings through cash dividends or stock repurchases, or a combination thereof.

Repurchase of Securities

The following table summarizes the purchase of equity securities for the three months ended September 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands) (2)
July 1-31, 2014	—	$—	—	$17,757
August 1-31, 2014	—	$—	—	$17,757
September 1-30, 2014	131,416	$10.67	—	$17,757
Total	131,416	$10.67	—	$17,757

(1)
Shares purchased in September represent shares of common stock withheld by us as payment of the individual's tax obligations on the vesting of shares of our common stock, which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan (the 2003 Plan). Such shares are returned to the pool of shares issuable under the 2003 Plan.

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

This graph compares total cumulative stockholder return on our common stock during the period from September 30, 2009 through September 30, 2014 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on September 30, 2009, and any dividends were reinvested on the date on which they were paid.

220.0
200.0
180.0
160.0
140.0
120.0
100.0
80.0
60.0
40.0
20.0
202.2
100.0
55.5
43.1
33.7
9/30/2009
9/30/2010
9/30/2011
9/30/2012
9/30/2013
9/30/2014

Symbol	CRSP Total Returns Index for:	09/2009	09/2010	09/2011	09/2012	09/2013	09/2014
◆	Universal Technical Institute, Inc.	100.0	105.9	73.6	76.0	69.7	55.5
■	NYSE Stock Market (US Companies)	100.0	111.7	110.8	143.1	174.0	202.2
▲	New Peer Group	100.0	76.1	54.3	38.1	38.1	43.1
ò	Former Peer Group	100.0	72.3	50.3	33.5	29.7	33.7

Companies in the New Self-Determined Peer Group
Apollo Group, Inc.	Career Education Corporation
DeVry Education Group Inc.	Grand Canyon Education, Inc.
I T T Educational Services, Inc.	Strayer Education, Inc.
Lincoln Educational Services Corporation

Companies in the Former Self-Determined Peer Group
Apollo Group, Inc.	Career Education Corporation
Corinthian Colleges, Inc.	DeVry Education Group Inc.
I T T Educational Services, Inc.	Strayer Education, Inc.
Lincoln Educational Services Corporation

Notes:
A. The lines represent quarterly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the quarterly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100 on 09/30/2009.
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of and for the year ended September 30, 2014 have been derived from our audited consolidated financial statements. We revised the financial results of prior periods in our Annual Report on Form 10-K for 2014. The selected consolidated statement of operations data and selected consolidated balance sheet data as of and for the years ended September 30, 2013, 2012, 2011, and 2010 set forth below have been derived from the revised financial information included in our Annual Report on Form 10-K for 2014.

	Year Ended September 30,
	2014	2013	2012	2011	2010
	($'s in thousands, except per share amounts)
Statement of Operations Data: (1) (7)
Revenues (2)	$378,393	$380,322	$413,629	$451,983	$436,041
Operating expenses:
Educational services and facilities	200,054	199,540	211,979	223,628	212,608
Selling, general and administrative	172,002	174,757	187,397	183,695	177,151
Total operating expenses	372,056	374,297	399,376	407,323	389,759
Income from operations (2)	6,337	6,025	14,253	44,660	46,282
Interest (expense) income, net (3)	(1,624)	234	302	252	250
Equity in earnings of unconsolidated affiliate	471	—	—	—	—
Other income, net	563	655	545	291	480
Income before taxes (2)	5,747	6,914	15,100	45,203	47,012
Income tax expense	3,710	3,013	5,985	18,239	18,346
Net income	$2,037	$3,901	$9,115	$26,964	$28,666
Net income per share:
Basic	$0.08	$0.16	$0.37	$1.10	$1.19
Diluted	$0.08	$0.16	$0.37	$1.09	$1.17
Weighted average shares (in thousands):
Basic	24,640	24,515	24,711	24,427	24,041
Diluted	24,920	24,704	24,937	24,740	24,511
Cash dividends declared per common share	$0.40	$0.40	$0.30	$—	1.5
Other Data: (1)
Depreciation and amortization (4)	$20,474	$22,156	$23,819	$24,842	$19,888
Number of campuses	11	11	11	11	11
Average undergraduate enrollments	14,400	15,000	16,500	18,500	18,600
Balance Sheet Data: (1) (7)
Cash and cash equivalents (5)	$38,985	$34,596	$44,611	$52,203	$47,588
Current assets (5)	$127,532	$134,079	$135,594	$134,339	$115,944
Working capital (deficit) (5)	$25,197	$41,380	$35,847	$28,451	$(6,937)
Total assets (4) (6)	$288,069	$280,194	$268,768	$266,453	$243,012
Total shareholders' equity (4)	$133,192	$139,164	$146,388	$141,643	$108,194

(1)	In 2010, we opened a campus in Dallas/Ft. Worth, Texas, which contributed to the fluctuation in our results of operations and financial position during 2011 and 2010.

(2)
The decline in our average undergraduate full-time student enrollment in 2012, 2013 and 2014 contributed to the decrease in revenues, income from operations, and income before taxes as compared to 2010 and 2011.

(3)	In 2014, we began recording interest expense related to amortization of the financing obligation for our Lisle, Illinois campus.

(4)
In 2012 and 2011, depreciation and amortization expense increased primarily due to the opening of our Dallas/Ft. Worth, Texas campus and the implementation of our Automotive Technology and Diesel Technology II curricula.

(5)
In 2014 and 2013, we paid quarterly cash dividends of $0.10 per share totaling $9.9 million and $9.8 million, respectively. In 2012, we paid quarterly cash dividends of $0.10 per share in March, June, and September totaling $7.4 million. In 2010, we paid a special cash dividend on common stock of $1.50 per share totaling $36.3 million. In 2014, 2013 and 2012, we used cash and cash equivalents to repurchase approximately $1.4 million, $5.4 million and $1.8 million, respectively, of our common shares, which decreased cash and cash equivalents, current assets and working capital.

(6)
In 2012, we entered into various agreements to relocate our Glendale Heights, Illinois campus to and design and build a campus in Lisle, Illinois. Pursuant to these agreements, we invested approximately $4.0 million to acquire an equity interest of approximately 28% in a related joint venture. We recorded approximately $25.2 million and $2.4 million in property and equipment with a corresponding amount as a construction liability as of September 30, 2013 and 2012, respectively. In January 2014, we entered into amended lease agreements for certain buildings on our Orlando, Florida campus, which extended the lease terms and modified the scheduled rental payments.     We are considered the owner during the construction period. During the construction period, which began June 1, 2014, the existing building and the addition are considered one unit of account. Accordingly, at the beginning of the construction period, we recorded approximately $4.8 million in property and equipment and a related short-term financing obligation.

(7)
During the three months ended September 30, 2014, we revised our previously issued financial statements from 2009 through the third quarter of 2014 to reflect the cumulative impact of certain immaterial error corrections. For additional information related to this revision, and for tables presenting the impact of the revision on our consolidated financial statements presented in this Report on Form 10-K, see Note 4 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K. The following tables present the impact of this revision on our consolidated balance sheets as of September 30, 2012, 2011 and 2010 and our consolidated income statements for the years ended September 30, 2011 and 2010:

	September 30, 2012
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,665	$(1,054)	$44,611
Current assets	$134,984	$610	$135,594
Total assets	$268,158	$610	$268,768
Total shareholders' equity	$146,085	$303	$146,388

	September 30, 2011
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet Data:
Cash and cash equivalents	$53,670	$(1,467)	$52,203
Current assets	$133,915	$424	$134,339
Total assets	$266,029	$424	$266,453
Total shareholders' equity	$141,423	$220	$141,643

	September 30, 2010
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet Data:
Cash and cash equivalents	$48,974	$(1,386)	$47,588
Current assets	$115,656	$288	$115,944
Total assets	$242,724	$288	$243,012
Total shareholders' equity	$108,041	$153	$108,194

	September 30, 2011
	As Reported	Adjustment	As Revised
Consolidated Income Statement Data:
Revenues	$451,900	$83	$451,983
Selling, general and administrative	$183,726	$(31)	$183,695
Total operating expenses	$407,354	$(31)	$407,323
Income from operations	$44,546	$114	$44,660
Income before taxes	$45,089	$114	$45,203
Income tax expense	$18,192	$47	$18,239
Net income	$26,897	$67	$26,964

	September 30, 2010
	As Reported	Adjustment	As Revised
Consolidated Income Statement Data:
Revenues	$435,921	$120	$436,041
Selling, general and administrative	$177,194	$(43)	$177,151
Total operating expenses	$389,802	$(43)	$389,759
Income from operations	$46,119	$163	$46,282
Income before income taxes	$46,849	$163	$47,012
Income tax expense	$18,283	$63	$18,346
Net income	$28,566	$100	$28,666

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the "Selected Financial Data" and the consolidated financial statements and the related notes included elsewhere in this Report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this Report on Form 10-K.

General Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree or diploma programs at 11 campuses across the United States. We also offer advanced training programs, including both student paid electives at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 49 years.

Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented after reductions related to discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program. We generally recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our tuition revenues with additional revenues from sales of textbooks and program supplies and other revenues, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented approximately 2% or less of our total revenues in each year for the three-year period ended September 30, 2014. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

Average undergraduate full-time student enrollments vary depending on, among other factors, the number of continuing students at the beginning of a period, new student enrollments during the period, students who have previously withdrawn but decide to re-enroll during the period, graduations and withdrawals during the period. Our average undergraduate full-time student enrollments are influenced by: the attractiveness of our program offerings to high school graduates and potential adult students; the effectiveness of our marketing efforts; the depth of our industry relationships; the strength of employment markets and long term career prospects; the quality of our instructors and student services professionals; the persistence of our students; the length of our education programs; the availability of federal and alternative funding for our programs; the number of graduates of our programs who elect to attend the advanced training programs we offer and general economic conditions. Our introduction of additional program offerings at existing campuses and opening additional campuses is expected to influence our average undergraduate full-time student enrollment. We currently offer start dates at our campuses that range from every three to six weeks throughout the year in our undergraduate programs. The number of start dates of advanced training programs varies by the duration of those programs and the needs of the manufacturers which sponsor them.

Our tuition charges vary by type and length of our programs and the program level, such as undergraduate or advanced training. Tuition rates have increased by approximately 2% to 4% for the years ended September 30, 2014 and 2013, and 3% to 5% for the year ended September 30, 2012. We regularly evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs and various veterans benefits programs, to pay a substantial portion of their tuition and other education-related expenses. In 2014, approximately 66% of our revenues, on a cash basis as defined by ED, were derived from federal student financial aid programs. Additionally, approximately 20% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the year ended September 30, 2014.

We extend credit for tuition and fees, for a limited period of time, to the majority of our students. Our credit risk is mitigated through the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. The financial aid and veterans benefits programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation, placement on reimbursement status or termination proceeding which could have a material adverse effect on our business.

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

2014 Overview

Operations

Lower student population levels as we began 2014, combined with lower new student starts throughout the year, resulted in a 4.0% decline in our average undergraduate full-time student enrollment to approximately 14,400 students for the year ended September 30, 2014. We started approximately 13,600 students during the year ended September 30, 2014, which represents a decrease of 9.3% as compared to a decrease of 4.5% for the year ended September 30, 2013. The decrease in starts was primarily the result of certain macro-economic headwinds and regulatory challenges.

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

•
Competition for prospective students continues to increase from within our sector and from our industry partners and other manufacturers, as well as with traditional post-secondary educational institutions;

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

Our revenues for the year ended September 30, 2014 were $378.4 million, a decline of $1.9 million, or 0.5%, from the prior year. Revenues were negatively impacted by the decline in our average undergraduate full-time student enrollment. The decrease was partially offset by tuition rate increases and an increase in industry training revenue. Additionally, our results of operations were impacted by an increase in advertising expenses, as we continue to invest in efforts to optimize our media mix. Offsetting the increase in advertising expenses were decreases in compensation costs, depreciation and amortization expense and legal expense. The decline in revenues and the overall decline in operating costs resulted in operating income of $6.3 million and net income of $2.0 million.

Our revenues for the year ended September 30, 2014 excluded $23.2 million of tuition related to students participating in our proprietary loan program. Additionally, the increase in scholarships awarded in prior periods has resulted in an increase in discounts applied for students currently attending our programs. The increase was approximately $1.4 million for the year ended September 30, 2014, respectively.

In response to these challenges, we continue to manage discretionary operating costs, including compensation expense, to develop our strong industry relationships and to provide alternative financial solutions to help students achieve their educational goals. During 2013 and 2014, we increased our need-based scholarships offerings as compared to previous years. Additionally, we have taken steps to optimize our advertising spend, balancing the quality and quantity of inquiries, and we have implemented programs to improve the effectiveness of our admissions processes.

Lease Transactions

Lisle, Illinois

As previously disclosed, in 2012 we entered into a build-to-suit lease, a construction management agreement and a joint venture related to the relocation of our Glendale Heights, Illinois campus to Lisle, Illinois. We moved into our Lisle, Illinois campus during the three months ended December 31, 2013. The transaction was structured based on the desired economic outcome which has resulted in accounting for the lease as a financing obligation and the joint venture using the equity method. See Notes 9 and 11 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.

Long Beach, California

In October 2014, we entered into a 15-year lease agreement for a build-to-suit facility related to the design and construction of a new campus in Long Beach, California. Under the agreement, we have retained substantially all of the construction risk and therefore, for accounting purposes, are considered the owner during the construction period. Although we are owners during the construction period, we do not own the underlying land. Therefore, we have an imputed operating lease expense related to our use of the land that will be recognized from the time we entered into the agreement through the initial lease term. See Note 10 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.

Orlando, Florida

In January 2014, we entered into amended lease agreements for certain buildings on our Orlando, Florida campus which extended the lease terms to August 31, 2022 and modified the scheduled rental payments. Additionally, one of the amendments included a provision which allows us to expand the square footage at one of the buildings by approximately 13,500 square feet with an associated tenant improvement allowance of approximately $1.7 million. Total project costs are estimated at approximately $2.0 million to $2.3 million and construction was completed in October 2014. We intend to utilize this space to support the integration of our Diesel Technology II program at this campus. We will begin teaching our diesel and industrial programs at this campus in January 2015.

Under the agreement, we have retained all construction risk and therefore, for accounting purposes, are considered the owner during the construction period. During the construction period, which began on June 1, 2014, the existing building and the addition are considered one unit of account and accordingly we recorded the existing building and a corresponding financing obligation of approximately $4.8 million on our consolidated balance sheet.

Additionally, we have an imputed operating lease related to our use of the land during construction, which was completed during October 2014. During the construction period, the rental payment on the existing building is allocated to imputed land lease expense and interest expense, which is capitalized, and the remaining portion decreases the financing obligation.

We believe that we will not have continued involvement in the facility after the construction period is complete, and we anticipate that the lease will be accounted for as an operating lease. See Note 9 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.

Veterans' Benefits

The percentage of our revenues, on a cash basis, which were collected from funds distributed under various veterans' benefits programs has increased to approximately 20% for the year ended September 30, 2014 from approximately 18% and 9% for the years ended September 30, 2013 and 2012, respectively. Beginning October 1, 2011, the Post-9/11 GI Bill became effective for non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits at all of our campuses, in addition to using existing veterans benefits such as the Montgomery GI Bill, REAP and VA Vocational Rehabilitation. The increase in the percentage of our revenues is attributable to a combination of the change in benefits and the overall decline in our average undergraduate full-time student enrollment as compared to prior years.

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

As described in “Business - Regulatory Environment - Other Federal and State Programs” included elsewhere in this Report on Form 10-K, we are subject to a limit of 35% on the percentage of students per campus receiving benefits under certain veterans' benefits programs. One of our 11 campuses is operating near the 35% limit as of November 1, 2014; our remaining 10 campuses are at 30% or lower. If the VA determines that an institution is out of compliance with the applicable limit, the VA will continue to provide benefits to current students but will not provide benefits to newly enrolled students until the institution demonstrates compliance.
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

Automotive Technology and Diesel Technology II Integration

In March 2014, we began integrating the Automotive Technology and Diesel Technology II curricula at our Sacramento, California campus and we intend to integrate the new curricula at our Orlando, Florida campus in calendar year 2015. As discussed in “Business - Regulatory Environment - Other Federal and State Programs - Veterans' Benefits” included elsewhere in this Report on Form 10-K, the VA shares responsibility for VA benefit approval and oversight with designated State Approving Agencies. Currently, veterans enrolled at our Sacramento, California campus are taking courses under the Automotive Technology and Diesel Technology I curricula because the use of veteran’s benefits to fund courses under the new curriculum at this campus has not been authorized in California. We are in discussion with the California State Approving Agency for Veterans Education regarding the necessary approval and provided them with an alternative we believe will gain approval. However, we are not able to determine when, or if, the state agency will approve the program for veterans' benefits.

As we continue to integrate the curricula at our other automotive campuses in future years, we expect to make additional capital investments and incur higher than usual operating expenses. We anticipate capitalizing between $1.5 million to $1.9 million of training aids and leasehold improvements and incurring between $1.9 million to $2.1 million in operating expenses related to these integration activities during the year ending September 30, 2015.

Financial Statement Revision

During the year ended September 30, 2014, we revised our financial statements for immaterial errors that relate to prior periods. During the three months ended September 30, 2014 we identified $0.5 million (pre-tax) of retake revenue and $0.2 million (pre-tax) of bad debt expense reduction related to fees for student retakes for the periods from October 1, 2008 through June 30, 2014 which were not recorded. Additionally, we identified $0.2 million (pre-tax) of contract services expense related to the outsourcing of certain financial aid processes that should have been recognized during the quarterly periods from October 1, 2013 through June 30, 2014. Additionally, we recorded an immaterial balance sheet correction between cash and restricted cash related to funds held for students from Title IV financial program funds that result in credit balances on student accounts as of September 30, 2013, 2012, 2011 and 2010.

During the three months ended September 30, 2014, we determined it was appropriate to revise our previously issued financial statements to reflect the cumulative impact of the corrections. See Note 4 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.

Graduate Employment

Identifying employment opportunities and preparing our graduates for these careers is critical to our ability to help our graduates benefit from their education.  Accordingly, we dedicate significant resources to maintaining an effective employment team, as described in "Business - Graduate Employment" included in Part I, Item 1 of this Report of Form 10-K. We believe that our graduate employment services provide our students with a compelling value proposition and enhance the employment opportunities for our graduates. We saw improvement in graduate employment rates for all of our programs for students who graduated in 2013, as compared to 2012.

Our employment rates for 2013 and 2012 graduates were 88% and 85%, respectively. The employment calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2012 to September 30, 2013 and October 1, 2011 to September 30, 2012, respectively, excluding graduates not available for employment because of continuing education, military service, health, incarceration, death or international student status. Graduates are counted as employed based on a verified understanding of the graduate's job duties to assess and confirm that the graduates primary job responsibilities are in his or her field of study. See Business - Graduate Employment" in this Report on Form 10-K for further discussion of our graduate employment activities. For 2013, we had approximately 10,600 total graduates, of which approximately 9,900 were available for employment. Of those graduates available for employment, approximately 8,700 were employed within one year of their graduation date, for a total of 88%. For 2012, we had approximately 12,200 total graduates, of which approximately 11,400 were available for employment. Of those graduates available for employment, approximately 9,600 were employed within one year of their graduation date, for a total of 85%.

Regulatory Environment

For a detailed discussion of the regulatory environment and related risks, see “Business - Regulatory Environment”, and Item 1A, “Risk Factors”, included elsewhere in this Report on Form 10-K.

Gainful Employment

ED published the final gainful employment rule on October 31, 2014, which was the deadline in order for the new rule to take effect on July 1, 2015. The final rule maintains the debt-to-earnings ratio and disclosure requirements published in ED’s March 2014 draft rule, but eliminates the proposed program cohort default rate. In addition to the debt-to-earnings calculations, the final rules include requirements for program certification and disclosure of program information and warnings. For a summary of the final rules, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Gainful Employment”. We are not able to develop reliable estimates as to the potential outcome or impact of the final rules because the data previously provided by ED is dated and we do not have access to recent data which would be used in the calculations.
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
Accreditation
In June 2014, we received formal notification from the Accrediting Commission of Career Schools and Colleges (ACCSC) granting continuing accreditation with reporting for our Orlando, Florida campus. We are required to submit an outcomes report in February 2015 demonstrating successful student achievement in one of our programs which had approximately 690 students eligible to graduate during 2010, and fell below ACCSC's graduation benchmark. We are working to improve the graduation rate for this program. Once ACCSC determines that we meet the benchmark, the reporting status will be removed. See “Business - Regulatory Environment - Accreditation" for additional discussion.
Our NASCAR Tech and Lisle, Illinois campuses received the “School of Excellence” designation by ACCSC.  The School of Excellence Award recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high-levels of achievement among their students. In order to be eligible for the School of Excellence Award, an ACCSC-accredited institution must meet the conditions of renewing accreditation without any finding of non-compliance, satisfy all requirements necessary to be in good standing with ACCSC and demonstrate that the majority of the schools’ student graduation and graduate employment rates for all programs offered meet or exceed the average rates of graduation and employment among all ACCSC-accredited institutions.
Massachusetts Regulations

On June 20, 2014 the Massachusetts Attorney General (MA AG) published new disclosure and business practice regulations applicable to proprietary schools operating in or recruiting from Massachusetts or providing services to residents of that state.  As published, the new regulations were effective immediately. The new disclosure obligations include, among other information, graduation, loan non-payment and placement data requirements that are uniquely defined by the MA AG and differ from data and calculation requirements historically applied to our schools by other regulating agencies. In addition to required disclosures, the new regulations also require various business practice changes including, among other items, a 72-hour waiting period between data disclosure and entering into an enrollment agreement as well as significant limitations on contact between our admissions representatives and prospective students. We have initiated company-wide ongoing efforts to comply with the new disclosure requirements and believe that we have made good faith efforts to comply with the immediately effective regulations.  These regulations have resulted in substantial changes to our recruiting operations in the New England region and to our Norwood, Massachusetts campus. We have experienced slight increases in our cost of doing business, and we have seen early indications of pressure on the number of inquiries compared to the number of student applications; however, the ultimate impact to our operations is currently unknown.

2015 Outlook

For the full year ending September 30, 2015, we expect new student starts as well as our average student population to be down in the mid-single digits.  While annual tuition increases will slightly offset the decline in average students, we expect revenue to decline approximately 3 to 4%. Despite lower revenue, with the efficiency improvements we have made, we expect to see year over year growth in operating income excluding the negative impact on operations of opening our new campus, which is estimated to be between $5 million and $6 million before income taxes. During the second half of the year, we expect to see year over year growth in both new student applications and starts which should have a positive impact on 2016. Capital expenditures are expected to be appro ximately $24 million in 2015, of which approximately $13 million will be attributable to our new campus.  Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2014	2013	2012
Revenues	100.0%	100.0%	100%
Operating expenses:
Educational services and facilities	52.9%	52.5%	51.3%
Selling, general and administrative	45.4%	45.9%	45.3%
Total operating expenses	98.3%	98.4%	96.6%
Income from operations	1.7%	1.6%	3.4%
Interest income (expense), net	(0.5)%	0.1%	0.1%
Other income	0.3%	0.1%	0.1%
Total other income (expense)	(0.2)%	0.2%	0.2%
Income before income taxes	1.5%	1.8%	3.6%
Income tax expense	1.0%	0.8%	1.4%
Net income	0.5%	1.0%	2.2%

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Revenues. Our revenues for the year ended September 30, 2014 were $378.4 million, a decrease of $1.9 million, or 0.5%, as compared to revenues of $380.3 million for the year ended September 30, 2013. The 4.0% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $15.2 million. The decrease was partially offset by tuition rate increases between 2% and 4%, depending on the program, and an increase of $2.0 million in industry training revenue. Our revenues for the years ended September 30, 2014 and 2013 excluded $23.2 million and $19.5 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $3.5 million and $2.3 million of revenues and interest under the proprietary loan program for the years ended September 30, 2014 and 2013, respectively.
Over the past year, we have increased the amount of scholarships granted to our students to assist those who have a financial need in funding a portion of their education. Because scholarships are recognized ratably over the term of the student’s course or program in accordance with our revenue recognition policy, an increase in scholarships does not immediately impact revenues. Discounts to revenues related to scholarships applied for students currently attending our programs increased approximately $1.4 million for the year ended September 30, 2014.

Educational services and facilities expenses. Our educational services and facilities expenses for the year ended September 30, 2014 were $200.1 million, representing an increase of $0.6 million, or 0.3%, as compared to $199.5 million for the year ended September 30, 2013.

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2014	2013
	(In thousands)
Salaries expense	$87,809	$86,963
Employee benefits and tax	16,566	16,746
Bonus expense	816	928
Stock-based compensation	587	617
Compensation and related costs	105,778	105,254
Occupancy costs	36,270	37,151
Other educational services and facilities expense	20,653	20,956
Depreciation and amortization expense	18,469	18,600
Supplies and maintenance	9,647	9,351
Tools and training aids expense	9,237	8,228
	$200,054	$199,540
Compensation and related costs increased $0.5 million for the year ended September 30, 2014, as compared to the prior year. The increase was primarily attributable to the the first phase of a restructuring undertaken in September 2014, which resulted in severance expense of approximately $0.3 million. The restructuring was completed to continue to align our cost structure with our lower average student population. Salaries expense included an increase for normal salary merit increases, offset by planned employee attrition throughout the year resulting from our focus on cost controls. Additionally, bonus expense decreased primarily due to operating results lower than bonus payout thresholds during the current year as well as a reduction in the bonus plan payout levels for 2014.
In October 2014, we completed the second phase of the restructuring resulting in severance expense of approximately $0.4 million. Combined with the first phase, we expect the restructuring activity to result in savings of approximately $2.0 million in compensation costs during the year ending September 30, 2015.
In December 2013, we recorded an asset and related financing obligation for our Lisle, Illinois campus. See Note 9 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion. The related depreciation expense on the asset was approximately $1.6 million for the year ended September 30, 2014. The increase was offset by a decrease in depreciation expense on other assets, as a higher percentage of our fixed assets are fully depreciated.
In January 2014, we entered into amended lease agreements for certain buildings on our Orlando, Florida campus which extended the lease terms, modified the scheduled rental payments and allowed us to expand the square footage at one of the buildings. In connection with the expansion, we removed certain leasehold improvements and recorded a loss of approximately $0.2 million.

Tools and training aids expense increased $1.0 million for the year ended September 30, 2014, as compared to the prior year. The increase was primarily related to the integration of our Automotive Technology and Diesel

Technology II curricula at our Sacramento, California and Orlando, Florida campuses, partly offset by a decrease related to our Avondale, Arizona campus as the curricula was fully integrated during 2013. We anticipate fluctuations in this expense as we integrate the curricula at other campuses.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended September 30, 2014 were $172.0 million, representing a decrease of $2.8 million, or 1.6%, as compared to $174.8 million for the year ended September 30, 2013.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2014	2013
	(In thousands)
Salaries expense	$72,435	$73,309
Employee benefits and tax	14,886	15,406
Stock-based compensation	5,134	5,607
Bonus expense	2,759	2,797
Compensation and related costs	95,214	97,119
Advertising expense	39,221	36,986
Other selling, general and administrative expenses	24,343	24,014
Contract services expense	4,702	4,836
Bad debt expense	3,972	4,720
Depreciation and amortization expense	3,220	4,651
Legal expense	1,330	2,431
	$172,002	$174,757
The following factors contributed to the decrease in compensation and related costs of $1.9 million for the year ended September 30, 2014, as compared to the prior year:
•Salaries expense decreased approximately $0.9 million as a result of compensation changes for our field admissions representatives effective July 1, 2014 and planned employee attrition throughout the year resulting from our focus on cost controls, partially offset by normal salary merit increases.
•Severance charges had a minimal impact on the year ended September 30, 2014, as compared to the prior year, as charges for the first phase of a restructuring undertaken in September 2014 were largely offset by severance charges related to the retirement of our Chairman of our Board of Directors during the year ended September 30, 2013.
•Stock compensation decreased, primarily due to a reduction in overall grant levels over the past several years.
•Employee benefits and tax decreased, primarily due to a decrease in self-insurance medical claims.
In October 2014, we completed the second phase of a restructuring, resulting in severance expense of approximately $0.8 million. Combined with the first phase, we expect the restructuring activity to result in savings of approximately $7.4 million in compensation costs during the year ending September 30, 2015.
Advertising expense increased $2.2 million for the year ended September 30, 2014, as compared to the prior year. A portion of the increases were attributable to higher inquiry generation expenses; competitive pressures led to price increases and a tighter market for television and internet advertising. We are focusing on identifying the optimal balance between quality and quantity of inquiries from potential students. Advertising expense as a percentage of revenues for the year ended September 30, 2014 was approximately10.4%. We anticipate our advertising expense will be in the range of 11%—12% of revenue for the year ending September 30, 2015.
Depreciation and amortization expense decreased $1.5 million as a higher percentage of our fixed assets are fully depreciated. We have reduced spending for fixed asset purchases over the past few years as part of our cost control efforts as our student populations have decreased.
Legal expense decreased $1.1 million for the year ended September 30, 2014, as compared to the prior year. As discussed in Part I, Item 3 of our Annual Report on Form 10-K filed with the SEC on December 4, 2013, we settled legal matters for which we previously incurred significant legal costs.
Other income (expense). Our other expense for the year ended September 30, 2014 was $0.6 million, an increase of $1.5 million as compared to other income of $0.9 million for the year ended September 30, 2013. The increase is primarily attributable to an increase in interest expense related to amortization of the financing obligation related to our Lisle, Illinois campus. See Note 9 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.
Income taxes. Our provision for income taxes for the year ended September 30, 2014 was $3.7 million, or 64.6% of pre-tax income, compared to $3.0 million, or 43.6% of pre-tax income, for the year ended September 30, 2013. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits, and an increase in tax expense related to share-based compensation during the year ended September 30, 2014.

At the time of our initial public offering in December 2003 we began awarding stock-based compensation in the form of stock options with a contractual life of 10 years. In subsequent years, we have awarded other forms of stock-based compensation with varying terms. In 2006, we adopted the authoritative guidance on accounting for stock-based compensation which gave rise to deferred tax assets related to stock-based compensation timing differences between book expense and tax deductions, as well as a pro forma pool of windfall tax benefits. When tax deductions from stock-based compensation awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (shortfall) is charged first to additional paid-in capital to the extent of our pro forma pool of windfall tax benefits, with any remainder recognized as income tax expense. In December 2013 and March and September 2014, certain stock-based compensation awards vested or expired, which required a write-off of the related deferred tax asset through income tax expense as our pro forma windfall pool of available excess tax benefits was no longer sufficient to absorb the shortfall. The write-off of the deferred tax asset was a non-cash charge during the period and was not a result of current operations.
The write-off of the deferred tax asset resulted in $0.9 million in income tax expense for the year ended September 30, 2014. Although we cannot predict the price of our stock, if our stock price remains relatively consistent with the last quarter’s average price, the impact of any adjustments to the deferred tax asset and related income tax expense for the year ending September 30, 2015 is expected to be in the range of $0.5 million to $1.2 million.
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
Net income. As a result of the foregoing, we reported net income for the year ended September 30, 2014 of $2.0 million, as compared to net income of $3.9 million for the year ended September 30, 2013.

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
During 2013, we increased the amount of scholarships granted to our students to assist those who have a financial need in funding a portion of their education. Because scholarships are recognized ratably over the term of the student’s course or program in accordance with our revenue recognition policy, the increase in scholarships granted did not have a significant impact to our revenues for the year ended September 30, 2013.

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

Tools and training aids expense and supplies and maintenance decreased a combined $3.3 million for the year ended September 30, 2013, as compared to the prior year. The decrease was primarily due to our lower average undergraduate full-time student enrollments during the year as well as our cost savings efforts related to lower average student populations for 2013.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended September 30, 2013 were $174.8 million, representing a decrease of $12.6 million, or 6.8%, as compared to $187.4 million for the year ended September 30, 2012.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2013	2012
	(In thousands)
Salaries expense	$73,309	$73,870
Employee benefits and tax	15,406	16,186
Bonus expense	2,797	5,453
Stock-based compensation	5,607	5,412
Compensation and related costs	97,119	100,921
Advertising expense	36,986	42,127
Other selling, general and administrative expenses	24,014	25,422
Bad debt expense	4,720	5,115
Depreciation and amortization expense	4,651	5,796
Contract services expense	4,836	5,378
Legal expense	2,431	2,639
	$174,757	$187,398

Compensation and related costs decreased $3.8 million for the year ended September 30, 2013, as compared to the prior year. The decrease was primarily attributable to lower bonus expense, as a result of operating results lower than bonus payout thresholds during 2013 and a reduction in the bonus plan payout levels for 2013. Salaries expense decreased primarily as a result of the reduction in workforce undertaken in September 2012. The decrease was partially offset by an increase in severance charges. We recorded severance charges of approximately $1.6 million during the year ended September 30, 2013, including $0.3 million in stock-based compensation expense, related to the retirement of the Chairman of our Board of Directors. During the year ended September 30, 2012, we recorded approximately $0.9 million in severance charges related to the reduction in workforce.
Advertising expense decreased $5.1 million for the year ended September 30, 2013, as compared to the prior year. The decrease was primarily due to accelerated spending in the same periods in the prior year.

Income taxes. Our provision for income taxes for the year ended September 30, 2013 was $3.0 million, or 43.6% of pre-tax income, compared to $6.0 million, or 39.6% of pre-tax income, for the year ended September 30, 2012. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits.

Net income. As a result of the foregoing, we reported net income for the year ended September 30, 2013 of $3.9 million, as compared to net income of $9.1 million for the year ended September 30, 2012.

Non-GAAP financial measures

Our earnings before interest, tax, depreciation and amortization (EBITDA) for the years ended September 30, 2014, 2013 and 2012 were $29.1 million, $29.9 million and $39.6 million, respectively. EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income in determining financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net income as follows:

	Year Ended September 30,
	2014	2013	2012

Net income	$2,037	$3,901	$9,115
Interest expense (income), net	1,624	(234)	(302)
Income tax expense	3,710	3,013	5,985
Depreciation and amortization	21,689	23,251	24,831
EBITDA	$29,060	$29,931	$39,629

Student retention/completion rate

Our consolidated student retention/completion rate is based on new students that began one of our programs during a fiscal year and completed or are still attending as of September 30 of the following fiscal year. The following table sets forth our consolidated student retention/completion rate during each of the periods indicated:

	Year Ended September 30,
	2014	2013	2012

Consolidated student retention/completion	65%	66%	65%

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

We believe that the strategic use of our cash resources includes supporting the integration of our Automotive Technology and Diesel Technology II curricula to existing campuses and funding our new campus as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. We have selected a location for a new Long Beach, California campus on a scale similar to our Dallas/Ft. Worth, Texas campus, which we expect to open in late summer 2015. See Note 10 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion. During 2014, we paid quarterly cash dividends of $0.10 per share on our common stock. Additionally, we repurchased approximately $1.4 million of our outstanding common stock during the year ended September 30, 2014. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Additionally, to the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $84.9 million and $92.1 million as of September 30, 2014 and 2013, respectively.

Our principal source of liquidity is operating cash flows. A majority of our revenues are derived from Title IV Programs and various veterans benefits programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement for first-time borrowers is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Under our proprietary loan program, we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

Our net cash provided by operating activities was $27.1 million, $26.7 million, and $18.9 million for the years ended September 30, 2014, 2013 and 2012, respectively. The cash provided by operating activities in 2014 was primarily attributable to net income of $2.0 million and adjustments of $27.4 million for non-cash and other items, partially offset by $2.3 million related to the change in our operating assets and liabilities.

Changes in operating assets and liabilities
For the year ended September 30, 2014, the changes in our operating assets and liabilities resulted in cash outflows of $2.3 million. The outflows were primarily attributable to changes in income tax payable, receivables, accounts payable and accrued expenses and deferred rent. The increase in income tax payable resulted in a cash inflow of $4.1 million and was primarily due to the timing of tax payments. The increase in receivables, net resulted in a cash outflow of $2.7 million and was primarily attributable to the timing of cash receipts on behalf of our students in conjunction with the establishment of a receivable for reimbursable construction expenses incurred for our Orlando, Florida campus expansion. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $1.9 million and was due primarily to the timing of payments in combination with a decrease in accrued legal expense following the settlement of litigation during the year ended September 30, 2013. The decrease in deferred rent liability resulted in a cash outflow of $1.6 million and was due to amortization of the deferred rent balance related to tenant incentives associated with our home office lease.
For the year ended September 30, 2013, the changes in our operating assets and liabilities resulted in cash outflows of $6.8 million. The outflows were primarily attributable to changes in deferred revenue. The decrease in deferred revenue resulted in a cash outflow of $5.6 million and was primarily attributable to the timing of student starts, the lower number of students in school and where they were at period end in relation to the completion of their program at September 30, 2013 compared to September 30, 2012. Partially offsetting the cash outflows was a cash inflow of $1.5 million related to a decrease in prepaid expense and other current assets. The decrease in prepaid expenses and other current assets was primarily related to the reimbursement of certain construction expenses related to the relocation of our Glendale Heights, Illinois campus to, and the design and construction of, a new campus in Lisle, Illinois.
For the year ended September 30, 2012, the changes in our operating assets and liabilities resulted in cash outflows of $18.4 million. The net outflow was primarily attributable to changes in receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, deferred revenue, income tax payable, and other liabilities. The increase in receivables resulted in a cash outflow of $10.2 million and was related to the timing of Title IV disbursements and other cash receipts on behalf of our students. The decrease in deferred revenue resulted in a cash outflow of $8.8 million was primarily attributable to the timing of student starts, the lower number of students in school and where they were at period end in relation to the completion of their program at September 30, 2012 compared to September 30, 2011. The increase in prepaid expenses and other current assets resulted in a cash outflow of $3.5 million and was primarily related to a $2.0 million prepaid to fund project plan modifications related to the relocation of our Glendale Heights, Illinois campus to, and the design and construction of a new campus in, Lisle, Illinois. We experienced a cash outflow of $1.2 million due to a decrease in the income taxes payable at September 30, 2012, as compared to September 30, 2011, which was attributable to the decrease in income before taxes.
Partially offsetting the cash outflows for the year ended September 30, 2012 was a cash inflow of $3.0 million resulting from an increase in accounts payable and accrued expenses. This increase was primarily due to the timing of payments of 2012 bonuses and the accrued severance costs recorded related to the September 2012 reduction in workforce. During the year ended September 30, 2012, we returned approximately $3.1 million of the total $4.3 million obligation recorded related to the clarification from the non Title IV funding agency discussed in previous filings. Additionally, the increase in other liabilities results in a cash inflow of $2.1 million resulting primarily from a $1.0 million increase in deferred costs associated with the relocation of our Glendale Heights, Illinois campus to, and the design and construction of a new campus in, Lisle, Illinois.

Investing Activities
For the year ended September 30, 2014, cash used in investing activities was $9.2 million and was primarily related to $12.0 million in purchases of property and equipment and approximately $61.7 million for the purchase of investments. Approximately $5.5 million of the purchase of property and equipment was invested in the integration of our Automotive Technology and Diesel Technology II program curricula at our Sacramento, California and Orlando, Florida campuses as well as the expansion of the diesel program at our Orlando, Florida campus. The cash outflows were partially offset by approximately $63.9 million of proceeds received upon the maturity of our investments.
For the year ending September 30, 2015, we anticipate our investment in capital expenditures will be higher than the amounts invested for the year ended September 30, 2014 by approximately $12.0 million. This increase is primarily attributable to the construction of our Long Beach, California campus and the property and equipment required to begin teaching classes at that campus. We anticipate investing in the range of $3.4 million to $4.0 million in computer equipment and training aids during 2015 as part of the integration of our Automotive Technology and Diesel Technology II curricula at our Orlando, Florida and Long Beach, California campuses.
For the year ended September 30, 2013, cash used in investing activities was $20.8 million and was primarily related to $9.4 million in purchases of property and equipment and approximately $111.8 million for the purchase of investments. Approximately $0.5 million of the purchase of property and equipment was invested in the integration of our Automotive Technology and Diesel Technology II program curricula. In addition, the increase in restricted cash resulted in a cash outflow of $3.7 million and was primarily due to the transfer of funds for loan purchases to a deposit account in connection with our proprietary loan program. The cash outflows were partially offset by approximately $104.1 million of proceeds received upon the maturity of our investments.

For the year ended September 30, 2012, cash used in investing activities was $16.6 million and was primarily related to $11.3 million in purchases of property and equipment and approximately $92.5 million for the purchase of investments. Approximately $1.9 million of the purchases of property and equipment was invested in the integration of our Automotive Technology and Diesel Technology II program curricula. Additionally, we invested approximately $4.0 million in a joint venture related to the construction of a new campus in Lisle, Illinois. The cash outflows were partially offset by approximately $90.6 million of proceeds received upon the maturity of our investments.

Financing Activities
For the year ended September 30, 2014, cash used in financing activities was $13.5 million and was primarily attributable to the payment of quarterly cash dividends of $0.10 per share totaling $9.9 million, the payment of payroll taxes on stock-based compensation through shares withheld of $1.6 million, and the repurchase of $1.4 million of our common stock.

For the year ended September 30, 2013, cash used in financing activities was $16.0 million and was primarily attributable to the payment of quarterly cash dividends of $0.10 per share totaling $9.8 million and the repurchase of $5.4 million of our common stock.

For the year ended September 30, 2012, cash used in financing activities was $9.9 million and was primarily attributable to the payment of cash dividends on March 30, June 29, and September 28, 2012 of $0.10 per share totaling $7.4 million and the repurchase of $1.8 million of our common stock.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2014, we purchased 120,252 shares at an average price per share of $11.79 and a total cost of approximately $1.4 million. As of September 30, 2014, we have purchased 825,252 shares at an average price per share of $10.50 and a total cost of approximately $8.7 million under this program.

Contractual Obligations

The following table sets forth, as of September 30, 2014, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Operating leases (1)	$197,322	$29,356	$53,114	$50,657	$64,195
Purchase obligations (2)	43,842	31,517	10,758	1,567	—
Other long-term obligations (3)	63,770	3,362	6,382	6,584	47,442
Total contractual commitments	$304,934	$64,235	$70,254	$58,808	$111,637

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)
Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Additionally, purchase orders outstanding as of September 30, 2014, employment contracts and minimum payments under licensing and royalty agreements are included.

(3)
Includes lease payments for our Lisle, Illinois campus which is accounted for as a financing obligation. See Note 9 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.

Off-Balance Sheet Arrangements

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees or diplomas to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2014, the total face amount of these surety bonds was approximately $17.5 million.

Additionally, our consolidated balance sheets do not reflect our operating lease obligations described above in "Contractual Obligations" or our proprietary loan program described below in "Critical Accounting Estimates".

Related Party Transactions

Information concerning certain related party transactions is included in Note 14 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2015 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

Seasonality

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Our student population varies as a result of new student enrollments, graduations and student attrition. Historically, we have had lower student populations in our third quarter than in the remainder of our year because fewer students are enrolled during the summer months. Additionally, we have had higher student populations in our fourth quarter than in the remainder of the year because more students enroll during this period. Our expenses, however, do not vary significantly with changes in student population and revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. Furthermore, our revenues for the first quarter ending December 31 are impacted by the closure of our campuses for a week in December for a holiday break and during which we do not earn revenue.

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

	Revenues
	Year Ended September 30,
	2014		2013		2012
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
	($'s in thousands)
December 31	$97,040	25.6%	$98,458	25.9%	$106,427	25.7%
March 31	94,711	25.1%	95,091	25.0%	106,240	25.7%
June 30	91,329	24.1%	90,962	23.9%	99,601	24.1%
September 30	95,313	25.2%	95,811	25.2%	101,361	24.5%
	$378,393	100%	$380,322	100%	$413,629	100%

	Income (Loss) from Operations
	Year Ended September 30,
	2014		2013		2012
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
	($'s in thousands)
December 31	$3,058	48.3%	$6,029	100.1%	$7,327	51.4%
March 31	(1,612)	(25.5)%	(1,907)	(31.6)%	3,015	21.2%
June 30	1,011	16.0%	473	7.9%	1,518	10.7%
September 30	3,880	61.2%	1,430	23.6%	2,393	16.7%
	$6,337	100%	$6,025	100%	$14,253	100%

The decline in revenues for each of the three month periods ended March 31 and September 30, 2014, March 31, June 30 and September 30, 2013 and for the three month periods ended December 31, 2013 and 2012, as compared to the same periods in the prior year, was primarily due to a decrease in our student population in 2014 and 2013, respectively. The decrease in our student population also contributed to a decline in income from operations for the three month periods ended December 31, 2013 and 2012 and for the three month periods ended March 31, June 30 and September 30, 2013.

For the three month period ended June 30, 2014, revenues increased as compared to the same period in the prior year. During this period, tuition rate increases and an increase in industry training revenue offset the decrease in our student population. For the three month periods ended March 31, June 30 and September 30, 2014, income from operations increased as compared to the same periods in the prior year. The increases were primarily attributable to cost control efforts as well as a decrease in our depreciation expense.

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, our proprietary loan program, allowance for uncollectible accounts, goodwill recoverability, self-insurance claim liabilities, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

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

Revenue recognition. Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program for which payment has not been received. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 98% of our revenues for each of the years ended September 30, 2014, 2013 and 2012 consisted of tuition. Our undergraduate programs are typically designed to be completed in 45 to 102 weeks and our advanced training programs range from 11 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues. Sales of textbooks and program supplies and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

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

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998, and was allocated to two of our reporting units that provide the related educational programs. Our recorded goodwill was $20.6 million as of September 30, 2014. We assess our goodwill for impairment during the fourth quarter of each fiscal year. In performing our impairment tests, we first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible, as applicable, is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests to compare the estimated fair value of the reporting unit to the carrying value of its net assets.

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

We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives.

2014 Impairment Testing

We completed our 2014 annual goodwill impairment tests and determined there was no impairment. We performed quantitative goodwill impairment tests using the fair value method described above. The fair values of the reporting units exceeded book values by at least 40%. Actual experience will differ from the amounts included in our assessment,which could result in impairment of our goodwill in the future.

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

Income taxes. We are subject to the income tax laws of the United States, which are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. As a result, significant judgments and interpretations are required in determining our provision for income taxes. We assess the likelihood that our deferred tax assets will be realized from future taxable income and establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our statement of operations as a charge or credit to income tax expense. We make assumptions, judgments and estimates in determining our provisions for income taxes, assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our estimates are reasonable, changes in tax laws or our interpretation of tax laws, and the outcome of future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Additionally, actual operating results and the underlying amount and category of income in future years could render our current assessment of recoverable deferred tax assets inaccurate.

Contingencies. In the ordinary conduct of our business, we are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. Generally, we expense legal fees as incurred. There can be no assurance that the ultimate outcome of any of the lawsuits, investigations or claims pending against us will not have a material adverse effect on our financial condition or results of operations.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 3 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K. As indicated in Note 3, we are still evaluating the impact of the recently issued accounting pronouncements on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. We invest our cash and cash equivalents in mutual funds that invest in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes, U.S. treasury bills and pre-funded municipal bonds collateralized by escrowed-to-maturity U.S. treasury notes. As of September 30, 2014, we held $39.0 million in cash and cash equivalents and $57.2 million in investments. For the year ended September 30, 2014, we earned interest income of $0.2 million. We do not believe that reasonably possible changes in interest rates will have a material effect on our financial position, results of operations or cash flows.

As of September 30, 2014, we did not have short-term or long-term borrowings.

Effect of Inflation

To date, inflation has not had a significant effect on our operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-38 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of September 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2014 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting are included on pages F-2 and F-3, respectively, of this Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures
Our management, including our Chairman and Chief Executive Officer and President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Management’s Certifications

The Company has filed as exhibits to its Annual Report on Form 10-K for the year ended September 30, 2014, filed with the Securities and Exchange Commission, the certifications of the Chairman and Chief Executive Officer and the President and Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.
The Company has submitted to the New York Stock Exchange the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth in our proxy statement for the 2015 Annual Meeting of Stockholders under the headings “Election of Directors”; “Corporate Governance and Related Matters”; “Code of Conduct”; “Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth in our proxy statement for the 2015 Annual Meeting of Stockholders under the heading “Executive Compensation”, “Compensation Committee Interlocks” and “Compensation Committee Report” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in our proxy statement for the 2015 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth in our proxy statement for the 2015 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth in our proxy statement for the 2015 Annual Meeting of Stockholders under the heading “Fees Paid to PricewaterhouseCoopers LLP” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

10.4.1*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 21, 2006.)
10.4.2*	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on June 21, 2006.)
10.4.3*	Form of Performance Shares Award Agreement. (Incorporated by reference to Exhibit 10.5.4 to the Registrant’s Annual Report on Form 10-K filed December 1, 2009.)
10.4.4*	Form of Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 11, 2013.)
10.4.5*	Form of Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 10, 2014.)

Exhibit Number	Description
10.5
Lease Agreement, dated April 1, 1994, as amended, between City Park LLC, as successor in interest to 2844 West Deer Valley L.L.C., as landlord, and Universal Technical Institute of Phoenix, Inc., formerly known as The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on December 4, 2013.)

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

10.8	Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Registrant on August 6, 2014.)
10.9*	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 6, 2010.)
10.10.1*	Employment Agreement, dated March 7, 2011, between the Company and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on March 8, 2011.)
10.10.2*
First Amendment to Employment Agreement, effective as of October 1, 2012, between the Company and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on October 3, 2012.)

10.10.3*
Second Amendment to Employment Agreement, effective as of March 7, 2014, between the Company and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 11, 2014.)

10.10.4*	Employment Agreement, dated April 8, 2014, between the Company and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on April 11, 2014.)
10.11.1*	Employment Agreement, dated March 7, 2011, between the Company and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on March 8, 2011.)
10.11.2*
First Amendment to Employment Agreement, effective as of October 1, 2012, between the Company and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on October 3, 2012.)

10.11.3*
Second Amendment to Employment Agreement, effective as of March 7, 2014, between the Company and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on March 11, 2014.)

10.11.4*	Employment Agreement, dated April 8, 2014, between the Company and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on April 11, 2014.)
10.12.1*
Severance & Transition Agreement, dated as of September 30, 2013, between Universal Technical Institute, Inc. and John C. White. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on October 4, 2013.)

Exhibit Number	Description
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

10.14.1*
Amended and Restated Employment Agreement, effective as of October 1, 2012, between the Company and Kenneth J. Cranston. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on November 1, 2012.)

10.14.2*
First Amendment to Employment Agreement, effective as of March 7, 2014, between the Company and Kenneth J. Cranston. (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on March 11, 2014.)

10.14.3*
Amended and Restated Employment Agreement, effective as of April 8, 2014, between the Company and Kenneth J. Cranston. (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on April 11, 2014.)

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
101
The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 3, 2014

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Kimberly J. McWaters
Kimberly J. McWaters
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kimberly J. McWaters and Eugene S. Putnam, Jr., or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Kimberly J. McWaters Kimberly J. McWaters	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	December 3, 2014

/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 3, 2014

/s/ David A. Blaszkiewicz David A. Blaszkiewicz	Director	December 3, 2014

/s/ Alan E. Cabito Alan E. Cabito	Director	December 3, 2014

/s/ Conrad A. Conrad Conrad A. Conrad	Lead Director	December 3, 2014

/s/ William J. Lennox, Jr. William J. Lennox, Jr.	Director	December 3, 2014

/s/ Dr. Roderick Paige Dr. Roderick Paige	Director	December 3, 2014

/s/ Roger S. Penske Roger S. Penske	Director	December 3, 2014

/s/ Linda J. Srere Linda J. Srere	Director	December 3, 2014

/s/ Kenneth R. Trammell Kenneth R. Trammell	Director	December 3, 2014

/s/ John C. White John C. White	Director	December 3, 2014

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Technical Institute, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Universal Technical Institute, Inc. and its subsidiaries (the "Company”) at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
December 3, 2014

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$38,985	$34,596
Restricted cash	6,544	6,809
Investments, current portion	45,906	57,531
Receivables, net	12,118	12,137
Deferred tax assets, net	7,470	7,453
Prepaid expenses and other current assets	16,509	15,553
Total current assets	127,532	134,079
Investments, less current portion	11,257	4,188
Property and equipment, net	106,927	103,070
Goodwill	20,579	20,579
Deferred tax assets, net	11,923	8,835
Other assets	9,851	9,443
Total assets	$288,069	$280,194
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,827	$39,229
Deferred revenue	46,365	47,025
Accrued tool sets	3,806	3,971
Construction liability, current	1,252	—
Financing obligation, current	5,234	—
Income tax payable	4,336	283
Other current liabilities	2,515	2,191
Total current liabilities	102,335	92,699
Deferred rent liability	10,323	11,933
Financing obligation	32,478	—
Construction liability	—	27,632
Other liabilities	9,741	8,766
Total liabilities	154,877	141,030
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,838,460 shares issued and 24,825,881 shares outstanding as of September 30, 2014 and 30,535,847 shares issued and 24,643,520 shares outstanding as of September 30, 2013	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	174,376	171,087
Treasury stock, at cost, 6,012,579 shares as of September 30, 2014 and 5,892,327 as of September 30, 2013	(90,769)	(89,346)
Retained earnings	49,582	57,420
Total shareholders’ equity	133,192	139,164
Total liabilities and shareholders’ equity	$288,069	$280,194
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended September 30,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues	$378,393	$380,322	$413,629
Operating expenses:
Educational services and facilities	200,054	199,540	211,979
Selling, general and administrative	172,002	174,757	187,397
Total operating expenses	372,056	374,297	399,376
Income from operations	6,337	6,025	14,253
Other income:
Interest income	223	235	306
Interest expense	(1,847)	(1)	(4)
Equity in earnings of unconsolidated affiliate	471	—	—
Other income	563	655	545
Total other (expense) income, net	(590)	889	847
Income before income taxes	5,747	6,914	15,100
Income tax expense	3,710	3,013	5,985
Net income	$2,037	$3,901	$9,115
Earnings per share:
Net income per share - basic	$0.08	$0.16	$0.37
Net income per share - diluted	$0.08	$0.16	$0.37
Weighted average number of shares outstanding:
Basic	24,640	24,515	24,711
Diluted	24,920	24,704	24,937
Cash dividends declared per common share	$0.40	$0.40	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Treasury Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance as of September 30, 2011	29,560	$3	$156,497	4,870	$(76,506)	$61,649	$141,643
Net income	—	—	—	—	—	9,115	9,115
Issuance of common stock under employee plans	452	—	550	—	—	—	550
Shares withheld for payroll taxes	210	—	4,204	317	(5,569)	—	(1,365)
Tax benefit from employee stock plans	—	—	(773)	—	—	—	(773)
Stock-based compensation	—	—	6,492	—	—	—	6,492
Shares repurchased	—	—	—	144	(1,849)	—	(1,849)
Cash dividends declared	—	—	—	—	—	(7,425)	(7,425)
Balance as of September 30, 2012	30,222	$3	$166,970	5,331	$(83,924)	$63,339	$146,388
Net income	—	—	—	—	—	3,901	3,901
Issuance of common stock under employee plans	421	—	525	—	—	—	525
Shares withheld for payroll taxes	(107)	—	(1,263)	—	—	—	(1,263)
Tax benefit from employee stock plans	—	—	(1,059)	—	—	—	(1,059)
Stock-based compensation	—	—	5,914	—	—	—	5,914
Shares repurchased	—	—	—	561	(5,422)	—	(5,422)
Cash dividends declared	—	—	—	—	—	(9,820)	(9,820)
Balance as of September 30, 2013	30,536	$3	$171,087	5,892	$(89,346)	$57,420	$139,164
Net income	—	—	—	—	—	2,037	2,037
Issuance of common stock under employee plans	453	—	—	—	—	—	—
Shares withheld for payroll taxes	(151)	—	(1,639)	—	—	—	(1,639)
Tax benefit from employee stock plans	—	—	(945)	—	—	—	(945)
Stock-based compensation	—	—	5,873	—	—	—	5,873
Shares repurchased	—	—	—	121	(1,423)	—	(1,423)
Cash dividends declared	—	—	—	—	—	(9,875)	(9,875)
Balance as of September 30, 2014	30,838	$3	$174,376	6,013	$(90,769)	$49,582	$133,192

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$2,037	$3,901	$9,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,923	22,156	23,819
Amortization of assets subject to financing obligation	1,551	—	—
Amortization of held-to-maturity investments	2,393	2,023	1,757
Bad debt expense	3,972	4,720	5,730
Stock-based compensation	5,721	6,224	6,492
Excess tax benefit from stock-based compensation	(85)	—	(159)
Deferred income taxes	(4,050)	(3,794)	(8,489)
Equity in earnings of unconsolidated affiliate	(471)	—	—
Training equipment credits earned, net	(1,002)	(1,926)	(1,127)
Loss on disposal of property and equipment	402	184	203
Changes in assets and liabilities:
Restricted cash: Title IV credit balances	230	(6)	412
Receivables	(2,701)	(1,338)	(10,235)
Prepaid expenses and other current assets	(767)	1,487	(3,520)
Other assets	(514)	(1,222)	(1,227)
Accounts payable and accrued expenses	(1,859)	(700)	3,037
Deferred revenue	(660)	(5,649)	(8,781)
Income tax payable/receivable	4,053	(659)	(1,233)
Accrued tool sets and other current liabilities	530	896	(97)
Deferred rent liability	(1,610)	(1,013)	1,147
Other liabilities	963	1,443	2,078
Net cash provided by operating activities	27,056	26,727	18,922
Cash flows from investing activities:
Purchase of property and equipment	(12,024)	(9,352)	(11,342)
Proceeds from disposal of property and equipment	42	54	6
Purchase of investments	(61,729)	(111,848)	(92,503)
Proceeds received upon maturity of investments	63,892	104,094	90,640
Proceeds from note receivable	—	—	615
Investment in joint venture	—	—	(4,000)
Return of capital contribution from unconsolidated affiliate	568	—	—
Restricted cash: proprietary loan program	49	(3,710)	1
Net cash used in investing activities	(9,202)	(20,762)	(16,583)
Cash flows from financing activities:
Payment of cash dividends	(9,875)	(9,820)	(7,425)
Repayment of financing obligation	(613)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	(1,639)	(1,263)	(1,365)
Proceeds from issuance of common stock under employee plans	—	525	549
Excess tax benefit from stock-based compensation	85	—	159
Purchase of treasury stock	(1,423)	(5,422)	(1,849)
Net cash used in financing activities	(13,465)	(15,980)	(9,931)
Net increase (decrease) in cash and cash equivalents	4,389	(10,015)	(7,592)
Cash and cash equivalents, beginning of period	34,596	44,611	52,203
Cash and cash equivalents, end of period	$38,985	$34,596	$44,611

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$3,771	$7,467	$15,708
Interest paid	$1,967	$1	$4
Training equipment obtained in exchange for services	$2,473	$1,164	$1,921
Change in accrued capital expenditures during the period	$820	$(1,088)	$933
Construction period construction liability - construction in progress	$7,120	$25,211	$2,421
Construction period financing obligation - building	$4,825	$—	$—
Construction liability recognized as financing obligation	$33,500	$—	$—
Stock based compensation classified as liability instruments	$—	$310	$—
Vesting of stock based compensation liability	$152	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

1.    Business Description
Universal Technical Institute, Inc. (“UTI” or, collectively, “we”, "us" and “our”) provides postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree and diploma programs at 11 campuses and advanced training programs that are sponsored by the manufacturer or dealer at certain campuses and dedicated training centers. We work closely with leading original equipment manufacturers in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (HEA), as well as various veterans benefits programs. For further discussion, see Concentration of Risk under Note 2 and Note 19 “Governmental Regulation and Financial Aid”.
2.    Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of UTI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, our proprietary loan program, allowance for uncollectible accounts, investments, property and equipment, goodwill recoverability, self-insurance claim liabilities, income taxes, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.
Revenue Recognition
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program for which payment has not been received. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Included within tuition revenues are retake fees, which are charged when a student must repeat more than one course. Approximately 98% of our revenues for each of the years ended September 30, 2014, 2013 and 2012 consisted of tuition. The majority of our undergraduate programs are designed to be completed in 45 to 102 weeks and our advanced training programs range from 11 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues. Sales of textbooks and program supplies and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

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

The bank provides these services in exchange for a fee at a percentage of the principal balance of each loan and related fees. Under the terms of the related agreement, we transfer funds for loan purchases to a deposit account with the bank in advance of the bank funding the loan, which secures our related loan purchase obligation. Such funds are classified as restricted cash in our consolidated balance sheet.

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $1.5 million, $2.0 million and $1.5 million for the years ended September 30, 2014, 2013 and 2012, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our consolidated balance sheets.
The following table summarizes the impact of the proprietary loan program on our tuition revenue and interest income during the period as well as on a cumulative basis at the end of each period in our consolidated statements of income. Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period. Amounts written off represent amounts which have been turned over to third party collectors; such amounts are not included within bad debt expense in our consolidated income statements.

	Year Ended September 30,			Inception to date
	2014	2013	2012
Tuition and interest income excluded	$26,042	$22,977	$17,097	$95,901
Amounts collected and recognized	(3,457)	(2,277)	(1,574)	(8,479)
Amounts written off	(10,560)	(6,295)	(6,352)	(31,555)
Net amount excluded during the period	$12,025	$14,405	$9,171	$55,867
As of September 30, 2014, we had committed to provide loans to our students for approximately $107.3 million since inception.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our consolidated balance sheets:

	Year Ended September 30,
	2014	2013
Balance at beginning of period	$59,767	$42,880
Loans extended	22,174	22,004
Interest accrued	2,835	3,455
Amounts collected and recognized	(3,457)	(2,277)
Amounts written off	(10,560)	(6,295)
Balance at end of period	$70,759	$59,767
Restricted Cash
Restricted cash primarily represents the funds transferred in advance of loan purchases under our proprietary loan program. Restricted cash also includes funds held for students from Title IV financial aid program funds that result in credit balances on a student’s account. We exclude restricted cash from cash and cash equivalents on our consolidated balance sheets and statements of cash flows. Changes in restricted cash that represent funds held for students as described above are included in cash flows from operating activities on our consolidated statements of cash flows because these restricted funds are related to the core activity of our operations.
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
We review our held-to-maturity investments for impairment quarterly to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments during the years ended September 30, 2014 and 2013.

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
Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998, and was allocated to two of our reporting units that provide the related educational programs. Our recorded goodwill was $20.6 million as of September 30, 2014. We assess our goodwill for impairment during the fourth quarter of each fiscal year. During the year ended September 30, 2014, we utilized a discounted cash flow model that incorporated estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model included future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. Based upon our annual assessments, we determined that our goodwill was not impaired as of September 30, 2014 and 2013, and that impairment charges were not required. Actual experience will differ from the amounts included in our assessment,which could result in impairment of our goodwill in the future.
Self-Insurance Plans
We are self-insured for claims related to employee health and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our claim liabilities are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided. Our recorded liability related to self-insurance plans was $4.2 million as of September 30, 2014.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Advertising Costs
Costs related to advertising are expensed as incurred and totaled approximately $39.2 million, $37.0 million and $42.1 million for the years ended September 30, 2014, 2013 and 2012, respectively.
Stock-Based Compensation
Historically, we have issued stock units with vesting subject to a market condition (market shares), stock units solely subject to service conditions, stock options and restricted stock. We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for restricted stock awards and restricted stock units with only service conditions on a straight-line basis over the requisite service period. We recognize compensation expense for market shares over the requisite period. All compensation expense for market share grants is recognized for participants who fulfill the requisite service period, regardless of whether the market condition for issuing shares is satisfied. We did not grant stock options or market shares during the years ended September 30, 2014, 2013 and 2012.
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
Stock-based compensation expense of $5.7 million, $6.2 million and $6.5 million (pre-tax) was recorded for the years ended September 30, 2014, 2013 and 2012, respectively. The tax benefit related to stock-based compensation recognized was $2.3 million, $2.4 million and $2.5 million for the years ended September 30, 2014, 2013 and 2012, respectively.
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
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, investments and receivables. As of September 30, 2014, we held cash and cash equivalents of $39.0 million, restricted cash of $6.5 million and investments of $57.2 million invested in pre-funded municipal bonds, collateralized by escrowed-to-maturity U.S. treasury notes, certificates of deposit issued by financial institutions and corporate bonds.
We place our cash and cash equivalents and restricted cash with high quality financial institutions and limit the amount of credit exposure with any one financial institution. We mitigate the concentration risk of our investments by limiting the amount invested in any one issuer. We mitigate the risk associated with our investment in corporate bonds by requiring a minimum credit rating of A.
We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the U.S. Department of Education (ED) requirements. Approximately 66%, 68%, and 75% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the years ended September 30, 2014, 2013 and 2012, respectively. Additionally, approximately 20%, 18% and 9% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the years ended September 30, 2014, 2013 and 2012,

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

respectively. The financial aid and veterans benefits programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation, placement on reimbursement status or termination proceeding which could have a material adverse effect on our business.
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
Fair Value of Financial Instruments
The carrying value of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value as of September 30, 2014 and 2013 due to the short-term nature of these instruments.
Comprehensive Income
We have no items which affect comprehensive income other than net income.
Start-up Costs
Costs related to the start-up of new campuses are expensed as incurred.
3.    Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued guidance regarding management's going concern evaluations. The guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. The guidance is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to early adopt the guidance; accordingly, it will be effective for us starting with our fiscal year beginning October 1, 2016. We do not believe the standard will have a material impact on our financial statement disclosures.

In May 2014, the FASB issued guidance which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016; early adoption is not permitted. Accordingly, the standard will be effective for us starting with our fiscal year beginning October 1, 2017. We are currently evaluating the adoption methods and the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

4.    Revision of Previously Issued Financial Statements
During the three months ended September 30, 2014, we identified approximately $0.5 million (pre-tax) of retake revenue and $0.2 million (pre-tax) of bad debt expense reduction related to fees for student retakes for the periods from October 1, 2008 through June 30, 2014 which were not recorded. Additionally, we identified approximately $0.2 million (pre-tax) of contract services expense related to the outsourcing of certain financial aid processes that should have been recognized during the quarterly periods from October 1, 2013 through June 30, 2014.
We evaluated the impact of the items on prior periods under the guidance in ASC 250-10 (SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality") and determined that the amounts were not material.
We evaluated the impact of the cumulative errors identified during the three months ended September 30, 2014 under the guidance in ASC 250-10 on each of the years affected between the years ended September 30, 2009 and September 30, 2014 and each of the three months periods ended December 31, 2013, March 30, 2014 and June 30, 2014, and concluded the items were not material to any such periods. We also evaluated the impact of correcting these items through a cumulative adjustment to our fiscal 2014 financial statements and concluded that based on the guidance within ASC 250-10 (SEC SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements") it was appropriate to revise our previously issued financial statements to reflect the cumulative impact of this correction.
Additionally, we recorded an immaterial balance sheet correction between cash and restricted cash related to funds held for students from Title IV financial program funds that result in credit balances on student accounts as of September 30, 2013 and 2012.
The following tables present the impact of this revision on our consolidated balance sheets as of September 30, 2013, our consolidated income statements for the years ended September 30, 2013 and 2012, and our consolidated statements of cash flows for the years ended September 30, 2013 and 2012:

	September 30, 2013
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,657	$(1,061)	$34,596
Restricted cash	$5,748	$1,061	$6,809
Receivables, net	$11,406	$731	$12,137
Deferred tax assets, net	$7,452	$1	$7,453
Current assets	$133,347	$732	$134,079
Other assets	$9,444	$(1)	$9,443
Total assets	$279,463	$731	$280,194
Deferred revenue	$46,890	$135	$47,025
Income tax payable	$79	$204	$283
Other current liabilities	$2,192	$(1)	$2,191
Current liabilities	$92,361	$338	$92,699
Deferred rent liability	$11,932	$1	$11,933
Other liabilities	$8,768	$(2)	$8,766
Total liabilities	$140,693	$337	$141,030
Retained earnings	$57,026	$394	$57,420
Total shareholders' equity	$138,770	$394	$139,164
Total liabilities and shareholders' equity	$279,463	$731	$280,194

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

	September 30, 2013
	As Reported	Adjustment	As Revised
Consolidated Income Statement Data:
Revenues	$380,268	$54	$380,322
Selling, general and administrative	$174,799	$(42)	$174,757
Total operating expenses	$374,339	$(42)	$374,297
Income from operations	$5,929	$96	$6,025
Income before income taxes	$6,818	$96	$6,914
Income tax expense	$3,008	$5	$3,013
Net income	$3,810	$91	$3,901
Net income per share — diluted	$0.15	$0.01	$0.16

	September 30, 2012
	As Reported	Adjustment	As Revised
Consolidated Income Statement Data:
Revenues	$413,552	$77	$413,629
Selling, general and administrative	$187,458	$(61)	$187,397
Total operating expenses	$399,437	$(61)	$399,376
Income from operations	$14,115	$138	$14,253
Income before income taxes	$14,962	$138	$15,100
Income tax expense	$5,930	$55	$5,985
Net income	$9,032	$83	$9,115
Net income per share — diluted	$0.36	$0.01	$0.37

	September 30, 2013
	As Reported	Adjustment	As Revised
Consolidated Statement of Cash Flows Data:
Net income	$3,810	$91	$3,901
Bad debt expense	$4,762	$(42)	$4,720
Deferred income taxes	$(3,793)	$(1)	$(3,794)
Restricted cash: Title IV credit balances	$—	$(6)	$(6)
Receivables	$(1,258)	$(80)	$(1,338)
Prepaid expenses and other current assets	$1,486	$1	$1,487
Other assets	$(1,223)	$1	$(1,222)
Deferred revenue	$(5,674)	$25	$(5,649)
Income tax payable/receivable	$(665)	$6	$(659)
Deferred rent liability	$(1,014)	$1	$(1,013)
Other liabilities	$1,445	$(2)	$1,443
Net cash provided by operating activities	$26,733	$(6)	$26,727
Restricted cash: proprietary loan program	$(3,709)	$(1)	$(3,710)
Net cash used in investing activities	$(20,761)	$(1)	$(20,762)
Net decrease in cash and cash equivalents	$(10,008)	$(7)	$(10,015)
Cash and cash equivalents, beginning of period	$45,665	$(1,054)	$44,611
Cash and cash equivalents, end of period	$35,657	$(1,061)	$34,596

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

	September 30, 2012
	As Reported	Adjustment	As Revised
Consolidated Statement of Cash Flows Data:
Net income	$9,032	$83	$9,115
Bad debt expense	$5,790	$(60)	$5,730
Deferred income taxes	$(8,490)	$1	$(8,489)
Restricted cash: Title IV credit balances	$—	$412	$412
Receivables	$(10,109)	$(126)	$(10,235)
Deferred revenue	$(8,830)	$49	$(8,781)
Income tax payable/receivable	$(1,288)	$55	$(1,233)
Accrued tool sets and other current liabilities	$(96)	$(1)	$(97)
Net cash provided by operating activities	$18,509	$413	$18,922
Restricted cash: proprietary loan program	$—	$1	$1
Net cash used in investing activities	$(16,584)	$1	$(16,583)
Proceeds from issuance of common stock under employee plans	$550	$(1)	$549
Net cash used in financing activities	$(9,930)	$(1)	$(9,931)
Net decrease in cash and cash equivalents	$(8,005)	$413	$(7,592)
Cash and cash equivalents, beginning of period	$53,670	$(1,467)	$52,203
Cash and cash equivalents, end of period	$45,665	$(1,054)	$44,611

5.  Postemployment Benefits
In September 2014, we completed the first phase of a restructuring and provided postemployment benefits totaling approximately $1.3 million to approximately 50 impacted employees. In October 2014, we completed the second phase of a restructuring and provided postemployment benefits totaling approximately $1.2 million to approximately 50 additional impacted employees. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in December 2015.

The postemployment benefit accrual activity for the year ended September 30, 2014 was as follows:

	Liability Balance at September 30, 2013	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at September 30, 2014
Severance	$1,714	$2,299	$(1,878)	$15	$2,150
Other	4	69	(43)	(14)	16
Total	$1,718	$2,368	$(1,921)	$1	$2,166

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

6.  Receivables, net
Receivables, net consist of the following:

	September 30,
	2014	2013
Tuition receivables	$12,662	$13,276
Other receivables	3,250	3,010
Receivables	15,912	16,286
Less allowance for uncollectible accounts	(3,794)	(4,149)
	$12,118	$12,137
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

The following table summarizes the activity for our allowance for uncollectible accounts for the year ended September 30:

	Balance at Beginning of Period	Additions to Bad Debt Expense	Write-offs of Uncollectible Accounts	Balance at End of Period
2014	$4,149	$3,972	$(4,327)	$3,794
2013	$4,108	$4,720	$(4,679)	$4,149
2012	$5,269	$5,115	$(6,276)	$4,108
During the year ended September 30, 2012, we collected, and recorded as a reduction to bad debt expense, approximately $0.6 million on a note receivable which had been written off in 2004.
7.  Investments
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2014 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$26,894	$20	$—	$26,914
Corporate bonds	16,836	1	(24)	16,813
Certificates of deposit	2,176	—	—	2,176
Due in 1 - 2 years:
Municipal bonds	4,230	7	—	4,237
Corporate bonds	4,054	—	(13)	$4,041
Certificates of deposit	2,973	—	—	2,973
	$57,163	$28	$(37)	$57,154

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2013 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$40,942	$22	$—	$40,964
Corporate bonds	11,684	2	(7)	11,679
Certificates of deposit	4,905	—	—	4,905
Due in 1 - 2 years:
Municipal bonds	3,943	4	—	3,947
Certificates of deposit	245	—	—	245
	$61,719	$28	$(7)	$61,740
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

8.  Fair Value Measurements
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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$29,995	$29,995	$—	$—
Corporate bonds	20,854	20,854	—	—
Municipal bonds	31,151	—	31,151	—
Certificates of deposit	5,149	—	5,149	—
Total assets at fair value on a recurring basis	$87,149	$50,849	$36,300	$—

		Fair Value Measurements Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$23,135	$23,135	$—	$—
Corporate bonds	11,679	11,679	—	—
Municipal bonds	44,911	—	44,911	—
Certificates of deposit	5,150	—	5,150	—
Total assets at fair value on a recurring basis	$84,875	$34,814	$50,061	$—

Our Level 2 investments are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

9.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	September 30, 2014	September 30, 2013
Land	—	$1,456	$1,456
Building and building improvements	35	50,306	13,741
Leasehold improvements	1-28	38,906	48,062
Training equipment	3-10	85,673	82,270
Office and computer equipment	3-10	37,271	37,206
Software developed for internal use	3-5	11,888	10,895
Curriculum development	5	18,716	18,716
Vehicles	5	1,207	1,005
Construction in progress	—	10,746	33,158
		256,169	246,509
Less accumulated depreciation and amortization		(149,242)	(143,439)
		$106,927	$103,070

At September 30, 2014, construction in progress included $9.8 million related primarily to the design and construction of an expansion of our Orlando, Florida campus.

Depreciation expense related to our property and equipment was $17.7 million, $18.4 million and $19.3 million for the years ended September 30, 2014, 2013 and 2012, respectively. Amortization expense related to curriculum development and software developed for internal use was $4.0 million, $4.8 million and $5.6 million for the years ended September 30, 2014, 2013 and 2012, respectively.

The following amounts, which are included in the above table, represent assets financed by financing obligations:

September 30, 2014
Buildings and building improvements	$33,500
Construction in progress	4,638
Assets financed by financing obligations, gross	38,138
Less accumulated depreciation and amortization	(1,551)
Assets financed by financing obligation, net	$36,587

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Construction was completed during November 2013 and the facility was placed into service effective December 1, 2013. The investment in the joint venture related to the lease of this facility represents continuing involvement after the construction period was completed. Therefore, we will continue to account for the arrangement as a financing obligation and have an imputed operating lease related to our use of the land. Accordingly, the asset and a corresponding lease financing obligation are included in our consolidated balance sheet. The asset will be depreciated over the initial lease term of 18 years. The financing obligation is amortized through the effective interest method in which a portion of the lease payments is recognized as interest expense, a portion is allocated to the imputed land lease and the remaining portion will decrease the financing obligation.

Amended Leases

In January 2014, we entered into amended lease agreements for certain buildings on our Orlando, Florida campus, which extended the lease terms to August 31, 2022 and modified the scheduled rental payments. Additionally, one of the amendments included a provision which allows us to expand the square footage at one building by approximately 13,500 square feet with an associated tenant improvement allowance of approximately $1.7 million.

Under the agreement, we have retained all construction risk and are responsible for all budget overruns. Therefore, for accounting purposes, we are considered the owner during the construction period. Additionally, during the construction period, which began June 1, 2014, the existing building and the addition are considered one unit of account. Accordingly, we have recorded the existing building and a corresponding short-term financing obligation of approximately $4.6 million on our consolidated balance sheet and have discontinued recognizing rent expense.

During construction of the addition, we will record construction costs for amounts reimbursable by the landlord through a tenant improvement allowance as construction in progress with a corresponding construction liability on our consolidated balance sheet. Although we are owners during the construction period, we do not own the underlying land. Therefore, we have an imputed operating lease expense related to our use of the land that is recognized from the time we begin construction through the end of the construction period. During the construction period, the rental payment on the existing building is allocated to imputed land lease expense and interest expense, which is capitalized, and the remaining portion decreases the financing obligation.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Future minimum lease payments under the Lisle, Illinois and Orlando, Florida leases as of September 30, 2014 are as follows:

Years ending September 30,	Financing Obligations	Operating Leases
2015	$2,926	$297
2016	2,908	291
2017	2,971	291
2018	3,037	291
2019	3,103	291
Thereafter	43,615	3,541
Total future minimum lease obligation	$58,560	$5,002
Financing obligation on building recorded during construction period	4,575
Less imputed interest on financing obligation	(25,050)
Less capitalized interest	(18)
Less imputed accrued land lease obligation	(355)
Net present value of financing obligation	$37,712

10.   Build-to-Suit Lease

On October 3, 2014, we entered into a 15-year lease agreement for a build-to-suit facility related to the design and construction of a new campus in Long Beach, California. Under build-to-suit lease arrangements, we establish assets and liabilities for the estimated construction costs incurred to the extent we are involved in the construction of structural improvements or take construction risk prior to the lease commencement.
Under these agreements, we have retained substantially all of the construction risk and therefore, for accounting purposes, are considered the owner during the construction period. Although we are owners during the construction period, we do not own the underlying land. Therefore, we have an imputed operating lease expense related to our use of the land that will be recognized from the time we entered into the agreement through the initial lease term.

Future minimum lease payments under this lease are as follows:

Years ending September 30,
2015	$301
2016	1,813
2017	1,867
2018	1,923
2019	1,981
Thereafter	25,665
$33,550

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

11.   Investment in Unconsolidated Affiliate

During the year ended September 30, 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (JV) related to the lease of our Lisle, Illinois campus facility. In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in other assets in our consolidated balance sheet. We recognize our proportionate share of the JV’s net income or loss during each accounting period as a change in our investment. For the year ended September 30, 2014, our equity in earnings was $0.5 million. We did not recognize any equity in earnings during the year ended September 30, 2013.

Investment in unconsolidated affiliate consists of the following:

	September 30, 2014		September 30, 2013
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in unconsolidated affiliate	$3,903	27.972%	$4,000	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Year ended September 30,
	2014	2013
Balance at beginning of period	$4,000	$4,000
Equity in earnings of unconsolidated affiliate	471	—
Return of capital contribution from unconsolidated affiliate	(568)	—
Balance at end of period	$3,903	$4,000

12.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30, 2014	September 30, 2013
Accounts payable	$12,990	$13,758
Accrued compensation and benefits	17,963	16,858
Other accrued expenses	7,874	8,613
	$38,827	$39,229

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

13.   Income Taxes
The components of income tax expense are as follows:

	Year Ended September 30,
	2014	2013	2012
Current expense	$7,760	$6,807	$14,474
Deferred (benefit) expense	(4,050)	(3,794)	(8,489)
Total provision for income taxes	$3,710	$3,013	$5,985

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35.0% to pre-tax income for the year. The reasons for the differences are as follows:

	Year Ended September 30,
	2014	2013	2012
Income tax expense at statutory rate	$2,012	$2,419	$5,285
State income taxes, net of federal tax benefit	697	504	483
Deferred tax asset write-off related to share based compensation	828	—	—
Other, net	173	90	217
Total income tax expense	$3,710	$3,013	$5,985

In December 2013, March 2014 and September 2014, certain stock-based compensation awards granted to employees expired, which required a write-off of the related deferred tax asset through income tax expense as our pro forma windfall pool of available excess tax benefits was no longer sufficient to absorb the shortfall.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	September 30,
	2014	2013
Gross deferred tax assets:
Compensation not yet deductible for tax	$6,992	$7,997
Allowance for uncollectible accounts	1,480	1,618
Expenses and accruals not yet deductible	6,308	7,224
Deferred revenue	16,318	12,110
Net operating loss carryovers	175	226
State tax credit carryforwards	319	308
Valuation allowance	(273)	(224)
Total deferred tax assets, net	31,319	29,259
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(8,026)	(8,026)
Depreciation and amortization of property and equipment	(2,536)	(4,052)
Prepaid expenses deductible for tax	(1,364)	(893)
Total deferred tax liabilities, net	(11,926)	(12,971)
Net deferred tax assets	$19,393	$16,288

The deferred tax assets are reflected in the accompanying consolidated balance sheets as follows:

	September 30,
	2014	2013
Current deferred tax assets, net	$7,470	$7,453
Noncurrent deferred tax assets, net	11,923	8,835
Net deferred tax assets	$19,393	$16,288

The following table summarizes the activity for the valuation allowance for the year ended September 30:

	Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Write-offs	Balance at End of Period
2014	$224	$49	$—	$273
2013	$80	$144	$—	$224
2012	$110	$(30)	$—	$80

As of September 30, 2014, we had approximately $0.5 million in deferred tax assets related to state net operating loss and credit carryforwards. These tax attributes will expire in the years 2015 through 2025. We have established a valuation allowance in the amount of $0.3 million related to the state net operating loss carry-forwards, as it is more likely than not that the net operating losses will expire unutilized.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, following the tax year to which these filings relate. The Internal Revenue Service concluded an examination of our tax return for the year ended September 30, 2012 with no changes to our reported tax or tax liability.

14.   Commitments and Contingencies
Operating Leases
We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Two of our campus properties are leased from a related party. Future minimum rental commitments as of September 30, 2014 for all non-cancelable operating leases are as follows:

Years ending September 30,
2015	$29,356
2016	27,887
2017	25,227
2018	25,267
2019	25,390
Thereafter	64,195
$197,322

Rent expense for operating leases was approximately $27.9 million, $28.9 million and $28.2 million for the years ended September 30, 2014, 2013 and 2012, respectively.
Rent expense includes rent paid to related parties, which was approximately $2.3 million, $2.5 million and $2.5 million for the years ended September 30, 2014, 2013 and 2012, respectively. Since 1991, certain of our properties have been leased from entities controlled by John C. White, an independent Director on our Board of Directors.
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
Additionally, since April 1994, we have leased two of our Phoenix properties under one lease from City Park LLC, a successor in interest of 2844 West Deer Valley LLC and in which the John C. and Cynthia L. White 1989 Family Trust holds a 25% interest. The lease expires on December 31, 2022, and the annual base lease payments for the first year under this lease, as amended, totaled approximately $0.5 million, with annual adjustments of 2% of the total annual rent for the immediately preceding year. We believe that the rental rates under these leases approximated fair market rental value of the properties at the time the lease agreements were negotiated. During

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

the three months ended March 31, 2014, City Park LLC sold the properties to an unrelated third party. Our existing lease remains in effect through December 31, 2022.

Licensing Agreements
In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. The agreement was amended in November 2009. Under the terms of the amended agreement, we are required to pay a flat fee per student for each program a student completes. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than ninety days notification of intent to terminate. License fees related to this agreement were $1.0 million, $1.1 million and $1.2 million for the years ended September 30, 2014, 2013 and 2012, respectively, and were recorded in educational services and facilities expenses.
In May 2007, we entered into another licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. We are committed to pay royalties based upon revenue and sponsorship revenue, as defined in the agreement, from July 1, 2007 through December 31, 2017, the expiration of the agreement. The agreement required a minimum royalty payment of $1.8 million in calendar year 2014. The minimum royalty payments increase by $0.05 million in each calendar year subsequent to 2010. The expense related to these agreements was $1.8 million, $1.7 million and $1.7 million for the years ended September 30, 2014, 2013 and 2012, respectively, and was recorded in educational services and facilities expenses.

In July 2013, we entered into a training and materials agreement that gives us the right to use certain materials and trademarks in development of our courses. Under the terms of the agreement, we are required to pay a flat fee per student for each related program a student completes. There is an immaterial minimum annual fee required to be paid upon commencement of the program and annually thereafter. The agreement terminates upon the written notice of either party providing not less than 90 days notification of intent to terminate. The expense related to this agreement was less than $0.1 million for the year ended September 30, 2014 and zero for the year ended September 30, 2013.
Vendor Relationships
We have an agreement with a vendor that allows us to purchase promotional tool kits for our students at a discount from the vendor’s list price. In addition, we earn credits that are redeemable for equipment from the vendor that we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant the vendor exclusive access to our campuses, to display advertising and to use their tools to train our students. Under the related agreement, which expires in April 2017, we are required to maintain a minimum balance of $1.0 million in credits earned on student purchases. The credits under this agreement may be redeemed in multiple ways, which historically has been for additional equipment at the full retail list price, which is more than we would be required to pay using cash. Upon termination of the agreement, we continue to earn credits relative to promotional tool kits we purchase or additional tools our active students purchase. We continue to earn these credits until a tool kit is provided to the last student eligible under the agreement. A net prepaid expense with the vendor resulted from an excess of credits earned over credits used of $6.2 million and $5.7 million as of September 30, 2014 and 2013, respectively.
Students are provided a voucher which can be redeemed for a tool kit near graduation. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool kit vouchers are provided. Our consolidated balance sheets include an accrued tool set liability of $3.8 million and $4.0 million as of September 30, 2014 and 2013, respectively. Additionally, our liability to the vendor for vouchers redeemed by students was $1.2 million and $1.1 million as of September 30, 2014 and 2013, respectively, and is included in accounts payable and accrued expenses in our consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Executive Employment Agreements
We have employment agreements with key executives that provide for continued salary payments and benefits if the executives are terminated for reasons other than cause or in the event of a change in control, as defined in the agreements. The range of the aggregate commitment upon termination of employment under these agreements and existing equity award agreements as of September 30, 2014, including immaterial medical benefit and salary changes effective subsequent to September 30, 2014, is approximately $2.7 million to $8.7 million.
Change in Control Agreements
We have severance agreements with other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in control. Under the terms of the agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements, including immaterial medical benefit and salary changes effective subsequent to September 30, 2014, is approximately $7.9 million.
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
Our obligations under the Plan totaled $4.6 million and $3.7 million as of September 30, 2014 and 2013, respectively, and are included in other liabilities while the cash surrender value of the life insurance policies totaled $4.7 million and $4.0 million as of September 30, 2014 and 2013, respectively, and are included in other assets in our consolidated balance sheets.
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2014, the total face amount of these surety bonds was approximately $17.5 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Legal
In the ordinary conduct of our business, we are periodically subject to lawsuits, demands in arbitration, investigations, regulatory proceedings or other claims, including, but not limited to, claims involving current or former students, routine employment matters, business disputes and regulatory demands. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we would accrue a liability for the loss. When a loss is not both probable and estimable, we do not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. Because we cannot predict with certainty the ultimate resolution of the legal proceedings (including lawsuits, investigations, regulatory proceedings or claims) asserted against us, it is not currently possible to provide such an estimate. The ultimate outcome of pending legal proceedings to which we are a party may have a material adverse effect on our business, cash flows, results of operations or financial condition.

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to the present.  We responded timely to the request, as well as to follow-up requests for additional information. The Attorney General has not contacted us regarding this matter since a follow-up request for documents in February 2013. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

15.  Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 20, 2013; March 31, 2014; June 30, 2014 and September 30, 2014, we paid cash dividends of $0.10 per share to common stockholders of record as of December 10, 2013; March 17, 2014; June 20, 2014 and September 19, 2014, respectively. The aggregate payment was approximately $9.9 million.
Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2014, we purchased 120,252 shares at an average price per share of $11.79 and a total cost of approximately $1.4 million. As of September 30, 2014, we have purchased 825,252 shares at an average price per share of $10.50 and a total cost of approximately $8.7 million under this program.
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
As of September 30, 2014, 3.0 million shares of common stock were reserved for issuance under the 2003 Plan, of which 1.6 million shares are available for future grant.
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
The following table summarizes the operating expense line and the impact on net income in the consolidated statements of income in which stock-based compensation expense has been recorded:

	Year Ended September 30,
	2014	2013	2012
Educational services and facilities	$587	$617	$1,080
Selling, general and administrative	5,134	5,607	5,412
Total stock-based compensation expense	$5,721	$6,224	$6,492
Income tax benefit	$2,288	$2,427	$2,532
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
We did not grant stock options during the years ended September 30, 2014, 2013 and 2012.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes stock option activity under the 2002 and 2003 Plans:

	Number of Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2013	883	$24.33	1.20	$—
Stock options exercised	—	$—
Stock options forfeited	(499)	$22.41
Outstanding as of September 30, 2014	384	$26.81	1.04	$—
Stock options exercisable as of September 30, 2014	384	$26.81	1.04	$—
As of September 30, 2014 and 2013, there were no non-vested stock options and there was no unrecognized stock compensation expense related to non-vested stock options.
No stock options vested during the years ended September 30, 2014 and 2013. The total fair value of options which vested during the year ended September 30, 2012 was $0.2 million. The aggregate intrinsic value in the preceding table is based on our closing stock price of $9.35 as of September 30, 2014. The aggregate intrinsic value represents the total intrinsic value that would have been received by the stock option holders had all option holders exercised their options as of that date. No stock options were exercised during the year ended September 30, 2014. The total intrinsic value of stock options exercised during the year ended September 30, 2013 was less than $0.1 million. The total intrinsic value of stock options exercised during the year ended September 30, 2012 was $0.5 million.
The amount of cash received and associated tax benefits for stock options exercised are summarized as follows:

	Year Ended September 30,
	2014	2013	2012
Cash received	$—	$262	$224
Tax benefits	$—	$6	$178
Restricted Stock Awards
Our restricted stock awards are issued at fair market value, which is based on the closing prices of our stock on the grant date, discounted for non-participation in anticipated dividends during the vesting period. The restrictions on these awards generally lapse ratably over a four or five year period based on the terms of the individual grant. The restrictions associated with our restricted stock awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes restricted stock activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock outstanding as of September 30, 2013	703	$13.93
Restricted stock awarded	—	$—
Restricted stock vested	(272)	$15.29
Restricted stock forfeited	(30)	$14.02
Nonvested restricted stock outstanding as of September 30, 2014	401	$12.99

As of September 30, 2014, unrecognized stock compensation expense related to restricted stock awards was $5.0 million which is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Units
Our restricted stock units are issued at fair market value, which is based on the closing prices of our stock on the grant date. The restrictions on these units generally lapse ratably over a four or five year period based on the terms of the individual grant. The restrictions associated with our restricted stock units awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination. The awards to our Chief Executive Officer and Chairman of the Board and to our President and Chief Financial Officer were made pursuant to updated forms of award agreements that implement certain retirement vesting provisions of such executives' April 2014 employment agreements. The updated award agreements include a provision for continued vesting for 12 months after a qualifying retirement, as defined by these executives' respective employment agreements and subject to compliance with certain covenants.
The following table summarizes restricted stock unit activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding as of September 30, 2013	589	$9.60
Restricted stock units awarded	240	$10.05
Restricted stock units vested	(144)	$9.60
Restricted stock units forfeited	(12)	$9.60
Nonvested restricted stock units outstanding as of September 30, 2014	673	$9.76

As of September 30, 2014, unrecognized stock compensation expense related to restricted stock awards was $6.2 million which is expected to be recognized over a weighted average period of 3.0 years.

16.   Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, if any. For the years ended September 30, 2014, 2013 and 2012, approximately 0.9 million shares, 1.6 million shares and 1.5 million shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share was as follows:

	Year Ended September 30,
	2014	2013	2012
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,640	24,515	24,711
Dilutive effect related to employee stock plans	280	189	226
Diluted shares outstanding	24,920	24,704	24,937

17. Defined Contribution Employee Benefit Plan
We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made matching contributions of approximately $1.1 million, $1.2 million and $2.0 million for the years ended September 30, 2014, 2013 and 2012, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

18.   Segment Information
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
Summary information by reportable segment is as follows:

	Year Ended September 30,
	2014	2013	2012
Revenues
Postsecondary education	$367,630	$371,717	$403,870
Other	10,763	8,605	9,759
Consolidated	$378,393	$380,322	$413,629
Income (loss) from operations
Postsecondary education	$9,045	$8,455	$16,422
Other	(2,708)	(2,430)	(2,169)
Consolidated	$6,337	$6,025	$14,253
Depreciation and amortization
Postsecondary education	$20,121	$21,796	$23,400
Other	353	360	419
Consolidated	$20,474	$22,156	$23,819
Net income (loss)
Postsecondary education	$3,272	$5,293	$10,339
Other	(1,235)	(1,392)	(1,224)
Consolidated	$2,037	$3,901	$9,115

	As of September 30,
	2014	2013	2012
Goodwill
Postsecondary education	$20,579	$20,579	$20,579
Other	—	—	—
Consolidated	$20,579	$20,579	$20,579
Total assets
Postsecondary education	$282,529	$272,909	$261,107
Other	5,540	7,285	7,661
Consolidated	$288,069	$280,194	$268,768

19.   Government Regulation and Financial Aid

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

Accreditation by an ED recognized commission is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges, an accrediting commission recognized by ED.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

90/10 Rule

A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. For the years ended September 30, 2014, 2013 and 2012, approximately 66%, 68% and 75%, respectively, of our revenues, on a cash basis, were derived from funds distributed under Title IV Programs.

Federal Student Loan Defaults

To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. An institution whose cohort default rate is 30% or more for three consecutive federal fiscal years (FFYs) or 40% or more for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs. None of our institutions had a three-year FFEL/DL cohort default rate of 30% or greater for 2011, 2010 or 2009, the three most recent FFYs with published rates.

Financial Responsibility Standards

All institutions participating in Title IV Programs must satisfy specific ED standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change of control of the institution.

The institution’s financial responsibility is measured by its composite score, which is calculated by ED based on (i) the equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) the net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet ED’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the ED in an amount equal to at least 50% of the Title IV Program funds received by the institution during its most recently completed fiscal year and possibly accepting other conditions on its participation in the Title IV Programs.

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

20.  Quarterly Financial Summary (Unaudited)

Year ended September 30, 2014	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter	Fiscal Year
Revenues	$97,040	$94,711	$91,329	$95,313	$378,393
Income (loss) from operations	$3,058	$(1,612)	$1,011	$3,880	$6,337
Net income (loss)	$1,707	$(1,620)	$366	$1,584	$2,037
Income (loss) per share:
Basic	$0.07	$(0.07)	$0.01	$0.06	$0.08
Diluted	$0.07	$(0.07)	$0.01	$0.06	$0.08

Year ended September 30, 2013	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)	Fiscal Year
Revenues	$98,458	$95,091	$90,962	$95,811	$380,322
Income (loss) from operations	$6,029	$(1,907)	$473	$1,430	$6,025
Net income (loss)	$3,576	$(901)	$337	$889	$3,901
Income (loss) per share:
Basic	$0.14	$(0.04)	$0.01	$0.04	$0.16
Diluted	$0.14	$(0.04)	$0.01	$0.04	$0.16

(1) During the three months ended September 30, 2014, we revised our previously issued financial statements from 2009 through the third quarter of 2014 to reflect the cumulative impact of certain immaterial error corrections. For additional information related to this revision, see Note 4. The following tables present the impact of this revision on our quarterly financial data presented above.

	First Quarter of 2014
	As Reported	Adjustment	As Revised
Revenues	$97,029	$11	$97,040
Income from operations	$3,003	$55	$3,058
Net income	$1,660	$47	$1,707

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

	Second Quarter of 2014
	As Reported	Adjustment	As Revised
Revenues	$94,702	$9	$94,711
Loss from operations	$(1,504)	$(108)	$(1,612)
Net loss	$(1,505)	$(115)	$(1,620)
Net loss per share — basic	$(0.06)	$(0.01)	$(0.07)
Net loss per share — diluted	$(0.06)	$(0.01)	$(0.07)

	Third Quarter of 2014
	As Reported	Adjustment	As Revised
Revenues	$91,316	$13	$91,329
Income from operations	$1,073	$(62)	$1,011
Net income	$370	$(4)	$366
Net income per share — basic	$0.02	$(0.01)	$0.01

	First Quarter of 2013
	As Reported	Adjustment	As Revised
Revenues	$98,441	$17	$98,458
Income from operations	$6,006	$23	$6,029
Net income	$3,562	$14	$3,576

	Second Quarter of 2013
	As Reported	Adjustment	As Revised
Revenues	$95,075	$16	$95,091
Loss from operations	$(1,939)	$32	$(1,907)
Net loss	$(920)	$19	$(901)

	Third Quarter of 2013
	As Reported	Adjustment	As Revised
Revenues	$90,954	$8	$90,962
Income from operations	$458	$15	$473
Net income	$296	$41	$337

	Fourth Quarter of 2013
	As Reported	Adjustment	As Revised
Revenues	$95,798	$13	$95,811
Income from operations	$1,404	$26	$1,430
Net income	$872	$17	$889
The summation of quarterly per share information does not equal amounts for the full year as quarterly calculations are performed on a discrete basis. Additionally, securities may have had an anti-dilutive effect during individual quarters but not for the full year.