Form 10-Q
period 2014-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2015-02-06
CIK 1261654

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
For the quarterly period ended December 31, 2014

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At January 30, 2015, there were 24,829,540 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2014

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) and Section 27A of the Securities Act of 1933, as amended (Securities Act), which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments, or agency interpretations of such regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity and anticipated timing for ongoing regulatory initiatives; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

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

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (“SEC”). The Annual Report on Form 10-K that we filed with the SEC on December 3, 2014 listed various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Form 10-K and in this Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2014	September 30, 2014
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$33,044	$38,985
Restricted cash	6,617	6,544
Investments, current portion	48,908	45,906
Receivables, net	18,609	12,118
Deferred tax assets, net	5,765	7,470
Prepaid expenses and other current assets	17,663	16,509
Total current assets	130,606	127,532
Investments, less current portion	9,294	11,257
Property and equipment, net	103,656	106,927
Goodwill	20,579	20,579
Deferred tax assets, net	11,638	11,923
Other assets	10,428	9,851
Total assets	$286,201	$288,069
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,777	$38,827
Deferred revenue	49,210	46,365
Accrued tool sets	3,844	3,806
Construction liability, current	3,345	1,252
Financing obligation, current	622	5,234
Income tax payable	159	4,336
Other current liabilities	2,710	2,515
Total current liabilities	97,667	102,335
Deferred rent liability	12,000	10,323
Financing obligation	32,315	32,478
Other liabilities	9,539	9,741
Total liabilities	151,521	154,877
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,842,119 shares issued and 24,829,540 shares outstanding as of December 31, 2014 and 30,838,460 shares issued and 24,825,881 shares outstanding as of September 30, 2014	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	175,242	174,376
Treasury stock, at cost, 6,012,579 shares as of December 31 and September 30, 2014	(90,769)	(90,769)
Retained earnings	50,193	49,582
Accumulated other comprehensive income	11	—
Total shareholders’ equity	134,680	133,192
Total liabilities and shareholders’ equity	$286,201	$288,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,
	2014	2013
	(In thousands, except per share amounts)
Revenues	$95,680	$97,040
Operating expenses:
Educational services and facilities	47,830	51,074
Selling, general and administrative	42,250	42,908
Total operating expenses	90,080	93,982
Income from operations	5,600	3,058
Other income:
Interest expense, net	(499)	(132)
Equity in earnings of unconsolidated affiliate	118	81
Other income	112	274
Total other (expense) income, net	(269)	223
Income before income taxes	5,331	3,281
Income tax expense	2,237	1,574
Net income	$3,094	$1,707
Other comprehensive income (net of tax):
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes(1)	$11	$—
Comprehensive income	$3,105	$1,707

Earnings per share:
Net income per share - basic	$0.12	$0.07
Net income per share - diluted	$0.12	$0.07
Weighted average number of shares outstanding:
Basic	24,827	24,645
Diluted	24,926	24,839
Cash dividends declared per common share	$0.10	$0.10
(1)The tax effect during the three months ended December 31, 2014 was not significant.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance as of September 30, 2014	30,838	$3	$174,376	6,013	$(90,769)	$49,582	$—	$133,192
Net income	—	—	—	—	—	3,094	—	3,094
Issuance of common stock under employee plans	4	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	(7)	—	—	—	—	(7)
Stock-based compensation	—	—	873	—	—	—	—	873
Cash dividends declared	—	—	—	—	—	(2,483)	—	(2,483)
Equity interest in investee's unrealized gains on hedging derivatives, net of tax	—	$—	—	—	—	—	11	11
Balance as of December 31, 2014	30,842	$3	$175,242	6,013	$(90,769)	$50,193	$11	$134,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$3,094	$1,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,482	5,091
Amortization of assets subject to financing obligation	468	155
Amortization of held-to-maturity investments	488	627
Bad debt expense	934	1,333
Stock-based compensation	873	1,343
Excess tax benefit from stock-based compensation	—	(3)
Deferred income taxes	1,990	1,550
Equity in earnings of unconsolidated affiliate	(118)	(81)
Training equipment credits earned, net	(290)	(244)
Loss on disposal of property and equipment	2	48
Changes in assets and liabilities:
Restricted cash: Title IV credit balances	34	211
Receivables	(7,425)	165
Prepaid expenses and other current assets	(835)	(1,382)
Other assets	(559)	(317)
Accounts payable and accrued expenses	(922)	(745)
Deferred revenue	2,845	224
Income tax payable/receivable	(4,177)	(283)
Accrued tool sets and other current liabilities	365	165
Deferred rent liability	425	(477)
Other liabilities	323	534
Net cash provided by operating activities	1,997	9,621
Cash flows from investing activities:
Purchase of property and equipment	(3,731)	(2,927)
Proceeds from disposal of property and equipment	3	77
Purchase of investments	(7,954)	(11,354)
Proceeds received upon maturity of investments	6,427	8,735
Return of capital contribution from unconsolidated affiliate	110	—
Restricted cash: proprietary loan program	(104)	(140)
Net cash used in investing activities	(5,249)	(5,609)
Cash flows from financing activities:
Payment of cash dividend	(2,483)	(2,465)
Repayment of financing obligation	(199)	(41)
Payment of payroll taxes on stock-based compensation through shares withheld	(7)	(21)
Excess tax benefit from stock-based compensation	—	3
Net cash used in financing activities	(2,689)	(2,524)
Net (decrease) increase in cash and cash equivalents	(5,941)	1,488
Cash and cash equivalents, beginning of period	38,985	34,596
Cash and cash equivalents, end of period	$33,044	$36,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$4,423	$1,223
Interest paid	$563	$190
Training equipment obtained in exchange for services	$107	$878
Change in accrued capital expenditures during the period	$(365)	$70
Construction period construction liability - construction in progress	$3,345	$5,868
Construction liability recognized as financing obligation	$—	$33,500
Stock based compensation classified as liability instruments	$—	$3
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

We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (HEA), as well as from various veterans benefits programs. For further discussion, see Note 2 "Summary of Significant Accounting Policies - Concentration of Risk" and Note 19 “Government Regulation and Financial Aid” included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 3, 2014.
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K filed with the SEC on December 3, 2014.

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

Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2015 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current projections. Therefore, for the three months ended December 31, 2014, we calculated income taxes using actual income before income taxes.

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
We evaluated the impact of the items on prior periods under the materiality guidance and determined that the amounts were not material. We also evaluated the impact of correcting these items through a cumulative adjustment to our fiscal 2014 financial statements and concluded that it was appropriate to revise our previously issued financial statements to reflect the cumulative impact of this correction.
Additionally, we recorded an immaterial balance sheet correction between cash and restricted cash related to funds held for students from Title IV financial program funds that result in credit balances on student accounts as of September 30, 2013 and 2012.
The following tables present the impact of this revision on our condensed consolidated statement of comprehensive income for the three months ended December 31, 2013 and our condensed consolidated statement of cash flows for the three months ended December 31, 2013:

	December 31, 2013
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Comprehensive Income Data:
Revenues	$97,029	$11	$97,040
Educational services and facilities	$51,111	$(37)	$51,074
Selling, general and administrative	$42,915	$(7)	$42,908
Total operating expenses	$94,026	$(44)	$93,982
Income from operations	$3,003	$55	$3,058
Other income	$275	$(1)	$274
Total other income	$224	$(1)	$223
Income before income taxes	$3,227	$54	$3,281
Income tax expense	$1,567	$7	$1,574
Net income	$1,660	$47	$1,707

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

	December 31, 2013
	As Reported	Adjustment	As Revised
Consolidated Statement of Cash Flows Data:
Net income	$1,660	$47	$1,707
Bad debt expense	$1,341	$(8)	$1,333
Deferred income taxes	$1,549	$1	$1,550
Restricted cash: Title IV credit balances	$—	$211	$211
Receivables	$(13)	$178	$165
Prepaid expenses and other current assets	$(1,344)	$(38)	$(1,382)
Other assets	$(316)	$(1)	$(317)
Deferred revenue	$201	$23	$224
Income tax payable/receivable	$(79)	$(204)	$(283)
Accrued tool sets and other current liabilities	$163	$2	$165
Net cash provided by operating activities	$9,410	$211	$9,621
Net increase in cash and cash equivalents	$1,277	$211	$1,488
Cash and cash equivalents, beginning of period	$35,657	$(1,061)	$34,596
Cash and cash equivalents, end of period	$36,934	$(850)	$36,084
3.    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued guidance which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016; early adoption is not permitted. Accordingly, the standard will be effective for us starting with our fiscal year beginning October 1, 2017. We are currently evaluating the adoption methods and the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

4.  Postemployment Benefits
In October 2014, we completed a restructuring and provided postemployment benefits totaling approximately $1.2 million to approximately 50 additional impacted employees. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in December 2015.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The postemployment benefit accrual activity for the three months ended December 31, 2014 was as follows:

	Liability Balance at September 30, 2014	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at December 31, 2014
Severance	$2,150	$1,081	$(1,348)	$(17)	$1,866
Other	16	197	(126)	(4)	83
Total	$2,166	$1,278	$(1,474)	$(21)	$1,949

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.

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

Amortized cost and fair value for investments classified as held-to-maturity at December 31, 2014 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$25,291	$15	$—	$25,306
Corporate bonds	19,488	—	(24)	19,464
Certificates of deposit	4,129	—	—	4,129
Due in 1 - 2 years:
Municipal bonds	5,389	10	—	5,399
Corporate bonds	2,818	—	(6)	$2,812
Certificates of deposit	1,087	—	—	1,087
	$58,202	$25	$(30)	$58,197

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
Investments are exposed to various risks, including interest rate, market and credit risk, and as a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$16,356	$16,356	$—	$—
Corporate bonds	22,276	22,276	—	—
Municipal bonds	30,705	—	30,705	—
Commercial paper	6,751	—	6,751	—
Certificates of deposit	5,216	—	5,216	—
Total assets at fair value on a recurring basis	$81,304	$38,632	$42,672	$—

		Fair Value Measurements Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$29,995	$29,995	$—	$—
Corporate bonds	20,854	20,854	—	—
Municipal bonds	31,151	—	31,151	—
Certificates of deposit	5,149	—	5,149	—
Total assets at fair value on a recurring basis	$87,149	$50,849	$36,300	$—

Our Level 2 investments are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

7.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2014	September 30, 2014
Land	—	$1,456	$1,456
Building and building improvements	35	50,360	50,306
Leasehold improvements	1-28	43,664	38,906
Training equipment	3-10	86,258	85,673
Office and computer equipment	3-10	37,740	37,271
Software developed for internal use	3-5	11,874	11,888
Curriculum development	5	18,716	18,716
Vehicles	5	1,217	1,207
Construction in progress	—	6,543	10,746
		257,828	256,169
Less accumulated depreciation and amortization		(154,172)	(149,242)
		$103,656	$106,927

At December 31, 2014, construction in progress included $3.3 million related primarily to the design and construction of our Long Beach, California campus.

The following amounts, which are included in the above table, represent assets financed by financing obligations:

	December 31, 2014	September 30, 2014
Buildings and building improvements	$33,500	$33,500
Construction in progress	—	4,638
Assets financed by financing obligations, gross	33,500	38,138
Less accumulated depreciation and amortization	(2,016)	(1,551)
Assets financed by financing obligations, net	$31,484	$36,587

As previously disclosed, in 2014 we entered into amended lease agreements for certain buildings on our Orlando, Florida campus, which extended the lease terms to August 31, 2022 and modified the scheduled rental payments. Additionally, one of the amendments included a provision which allowed us to expand the square footage at one building by approximately 13,500 square feet. Construction occurred during June through October 2014. For accounting purposes, we were considered the owner during the construction period, and during that period, the existing building and the addition were considered one unit of account.

Accordingly, as of September 30, 2014, we recorded the existing building and a corresponding short-term financing obligation of approximately $4.6 million on our condensed consolidated balance sheet. The facility was placed into service effective November 1, 2014. We determined that we do not have continuing involvement after the construction period was complete, and that the lease will be accounted for as an operating lease. Accordingly, the asset and the corresponding short-term financing obligation were derecognized from our December 31, 2014 condensed consolidated balance sheet.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

8.   Build-to-Suit Lease

On October 3, 2014, we entered into a 15-year lease agreement for a build-to-suit facility related to the design and construction of a new campus in Long Beach, California. Under the agreement, we have retained substantially all of the construction risk. Therefore, for accounting purposes, we are considered the owner during the construction period and establish assets and liabilities for the estimated construction costs incurred to the extent we are involved in the construction of structural improvements or take construction risk prior to the lease commencement.
Although we are the owner during the construction period, we do not own the underlying land. Therefore, we have an imputed operating lease expense related to our use of the land that will be recognized from the time we entered into the agreement through the initial lease term.

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

Currently, the JV uses an interest rate cap to manage interest rate risk associated with its floating rate debt.  This derivative instrument is designated as a cash flow hedge based on the nature of the risk being hedged.
As such, the effective portion of the gain or loss on the derivative is initially reported as a component of the JV’s accumulated other comprehensive income or loss (AOCI), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings.  Any ineffective portion of the gain or loss is recognized in the JV’s current earnings.  Due to our equity method investment in the JV, when the JV reports a current year component of other comprehensive income (OCI), we, as an investor, likewise adjust our investment account for the change in investee equity.  In addition, we adjust our OCI for our share of the JV’s currently reported OCI item.  For the three months ended December 31, 2014, our share of the JV’s OCI was less than $0.1 million.

Investment in unconsolidated affiliate consists of the following:

	December 31, 2014		September 30, 2014
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in unconsolidated affiliate	$3,922	27.972%	$3,903	27.972%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Investment in unconsolidated affiliate included the following activity during the period:

	Three Months Ended December 31,
	2014	2013
Balance at beginning of period	$3,903	$4,000
Equity in earnings of unconsolidated affiliate	118	81
Return of capital contribution from unconsolidated affiliate	(110)	—
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes	11	—
Balance at end of period	$3,922	$4,081

10.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2014	September 30, 2014
Accounts payable	$10,148	$12,990
Accrued compensation and benefits	19,073	17,963
Other accrued expenses	8,556	7,874
	$37,777	$38,827

11.   Commitments and Contingencies
Legal
In the ordinary conduct of our business, we are periodically subject to lawsuits, demands in arbitration, investigations, regulatory proceedings or other claims, including, but not limited to, claims involving current or former students, routine employment matters, business disputes and regulatory demands. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we accrue a liability for the loss. When a loss is not both probable and estimable, we do not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. Because we cannot predict with certainty the ultimate resolution of the legal proceedings (including lawsuits, investigations, regulatory proceedings or claims) asserted against us, it is not currently possible to provide such an estimate. The ultimate outcome of pending legal proceedings to which we are a party may have a material adverse effect on our business, cash flows, results of operations or financial condition.

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to the present. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

request and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $0.4 million for each of the three months ended December 31, 2014 and 2013. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.
The following table summarizes the impact of the proprietary loan program on our tuition revenue and interest income during the period as well as on a cumulative basis at the end of each period in our condensed consolidated statements of comprehensive income. Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period. Amounts written off represent amounts which have been turned over to third party collectors; such amounts are not included within bad debt expense in our condensed consolidated statements of comprehensive income.

	Three Months Ended December 31,		Inception to date
	2014	2013
Tuition and interest income excluded	$6,400	$7,001	$102,301
Amounts collected and recognized	(1,057)	(700)	(9,536)
Amounts written off	(3,167)	(1,795)	(34,722)
Net amount excluded during the period	$2,176	$4,506	$58,043
As of December 31, 2014, we had committed to provide loans to our students for approximately $108.2 million since inception.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our condensed consolidated balance sheets:

	Three Months Ended December 31,
	2014	2013
Balance at beginning of period	$70,759	$59,767
Loans extended	7,242	10,209
Interest accrued	695	726
Amounts collected and recognized	(1,057)	(700)
Amounts written off	(3,167)	(1,795)
Balance at end of period	$74,472	$68,207

12.  Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 19, 2014, we paid cash dividends of $0.10 per share to common stockholders of record as of December 8, 2014, totaling approximately $2.5 million.
Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the three months ended December 31, 2014. As of December 31, 2014, we have purchased 825,252 shares at an average price per share of $10.50 and a total cost of approximately $8.7 million under this program.

13.   Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, if any. For the three months ended December 31, 2014 and 2013, 733,940 shares and 749,233 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive.
The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share was as follows:

	Three Months Ended December 31,
	2014	2013
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,827	24,645
Dilutive effect related to employee stock plans	99	194
Diluted shares outstanding	24,926	24,839

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
Summary information by reportable segment is as follows:

	Three Months Ended December 31,
	2014	2013
Revenues
Postsecondary education	$92,902	$94,303
Other	2,778	2,737
Consolidated	$95,680	$97,040
Income (loss) from operations
Postsecondary education	$6,450	$3,641
Other	(850)	(583)
Consolidated	$5,600	$3,058
Depreciation and amortization
Postsecondary education	$4,906	$5,185
Other	44	61
Consolidated	$4,950	$5,246
Net income (loss)
Postsecondary education	$3,501	$1,965
Other	(407)	(258)
Consolidated	$3,094	$1,707

	December 31, 2014	September 30, 2014
Goodwill
Postsecondary education	$20,579	$20,579
Other	—	—
Consolidated	$20,579	$20,579
Total assets
Postsecondary education	$280,715	$282,501
Other	5,486	5,568
Consolidated	$286,201	$288,069

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2014 Annual Report on Form 10-K filed with the SEC on December 3, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2014 Annual Report on Form 10-K and included in Part II, Item 1A of this report. See also "Special Note Regarding Forward-Looking Statements" on page ii of this report.

Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree or diploma programs at 11 campuses across the United States. We also offer advanced training programs, including both student paid electives at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 50 years.

We work closely with leading OEMs in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Through our relationships with OEMs, we are able to continuously refine and expand our programs and curricula. We believe our industry-oriented educational philosophy and national presence have enabled us to develop valuable industry relationships which provide us with significant competitive strength and support our market leadership. We are a primary, and often the sole, provider of MSAT programs, and we have relationships with over 25 OEMs.

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

2015 Overview

Operations

Lower student population levels as we began 2015 resulted in a 5.8% decline in our average undergraduate full-time student enrollment to approximately 14,500 students for the three months ended December 31, 2014. We started approximately 1,900 students during the three months ended December 31, 2014, which represents a decrease of 13.6% as compared to the prior year comparable period.

Several factors continue to challenge our ability to start new students, including the following:

•
The amount of Title IV financial aid available decreased during 2012, which increased the difference between the amount of Title IV financial aid our students are eligible for and the cost of education; this difference requires students and their families to obtain additional financing;

•	Incentive compensation changes which became effective July 1, 2011 limited the means by which we may compensate our admissions representatives and required significant changes to our compensation and performance management processes. We are continuing to adapt to those changes within the organization;

•	Competition for prospective students continues to increase from within our sector and from market employers, as well as with traditional post-secondary educational institutions;

•	The state of the general macro-economic environment and its impact on price sensitivity and the ability and willingness of students and their families to incur debt;

•	Unemployment; during periods when the unemployment rate declines or remains stable as it has in recent years, prospective students have more employment options; and

•
Adverse media coverage, legislative hearings, regulatory actions and investigations by attorneys general and various agencies related to allegations of wrongdoing on the part of other companies within the education and training services industry, which have cast the industry in a negative light.

Our revenues for the three months ended December 31, 2014 were $95.7 million, a decline of $1.3 million, or 1.4%, from the comparable period in the prior year. Revenues were negatively impacted by the decline in our average undergraduate full-time student enrollment, which was partially offset by tuition rate increases. Additionally, our results of operations were impacted by an increase in advertising expenses, as we continue to invest in efforts to optimize our media mix. Offsetting the increase in advertising expenses were decreases in compensation costs, contract services expense and occupancy expense. Operating income increased 83.1% to $5.6 million and net income increased 81.3% to $3.1 million as a result of the overall decline in operating costs for the period. Our revenues for the three months ended December 31, 2014 excluded $5.7 million of tuition related to students participating in our proprietary loan program.

In response to these challenges, we continue to manage discretionary operating costs, to develop our strong industry relationships and to provide alternative financial solutions to help students achieve their educational goals. During 2013 and 2014, we increased our need-based scholarships offerings as compared to previous years. We continue to work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from our employers. Additionally, we have taken steps to optimize our advertising spend, balancing the quality and quantity of inquiries, and we have implemented programs to improve the effectiveness of our admissions processes.

Lease Transactions

Long Beach, California

In October 2014, we entered into a 15-year lease agreement for a build-to-suit facility related to the design and construction of a new campus in Long Beach, California. Under the agreement, we have retained substantially all of the construction period risk and therefore, for accounting purposes, are considered the owner during the construction period. Although we are the owner during the construction period, we do not own the underlying land. Therefore, we have an imputed operating lease expense related to our use of the land that will be recognized from the time we entered into the agreement through the initial lease term. See Note 8 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion. We anticipate capitalizing between $16.5 million to $17.5 million of training aids, office and computer equipment and leasehold improvements related to the opening of our new campus during the year ending September 30, 2015.

Orlando, Florida

As previously disclosed, in 2014 we entered into amended lease agreements for certain buildings on our Orlando, Florida campus, which extended the lease terms to August 31, 2022 and modified the scheduled rental payments. Additionally, one of the amendments included a provision which allowed us to expand the square footage at one building by approximately 13,500 square feet.

Construction was completed in October 2014 and we began teaching our diesel and industrial programs at this campus in January 2015. We determined that we do not have continuing involvement after the construction period was complete and that the lease will be accounted for as an operating lease. See Note 7 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion.

Automotive Technology and Diesel Technology II Integration

We began teaching the Automotive Technology and Diesel Technology II curricula at our Orlando, Florida campus in January 2015. We anticipate incurring an additional $1.0 million to $1.2 million in operating expenses related to these integration activities during the year ending September 30, 2015. Additionally, we anticipate offering this curricula at our Long Beach, California campus at the time of opening. Currently, veterans enrolled at our Sacramento, California campus are taking courses under the Automotive Technology and Diesel Technology I curricula because the use of veterans benefits to fund courses under the new curriculum at this campus has not been authorized in California. As discussed in “Business - Regulatory Environment - Other Federal and State Programs - Veterans' Benefits” included in our 2014 Annual Report on Form 10-K filed with the SEC on December 3, 2014, the U.S. Department of Veterans Affairs (VA) shares responsibility for VA benefit approval and oversight with designated State Approving Agencies. We are in discussion with the California State Approving Agency for Veterans Education regarding the necessary approval and provided them with an alternative we believe will gain approval. However, we are not able to determine when, or if, the state agency will approve the program for veterans' benefits.

Veterans at our Orlando, Florida campus will be enrolled in the curricula under the alternative method proposed for our Sacramento, California campus for programs approved by the Florida State Approving Agency for Veterans Education (Florida SAA). Additionally, the Florida Department of Education and ACCSC have approved all combinations of programs available under the Automotive Technology and Diesel Technology II curricula. However, the approvals do not specify each program combination; instead, ACCSC approval for all programs is granted under a credit hour range encompassing all possible combinations of electives. The Florida Department of Education approval lists only the shortest elective combination, but has communicated to us that all combinations are implicitly included within the approval.  The Florida SAA can only approve programs that have specifically been approved by the Florida Department of Education, so has provided us with approval only for the shortest elective combination under the Automotive Technology and Diesel Technology II curricula.  Currently, we are only enrolling veterans in the approved programs and we are reviewing options to obtain approvals for all specific program combinations. However, we are not able to determine when, or if, these programs will be approved.

Graduate Employment

Our consolidated graduate employment rate for our 2014 graduates during the three months ended December 31, 2014 is above the rate at the same time in the prior year. The rate has improved for each of our programs.

2015 Outlook

Although we had a strong first quarter, our guidance for the full year ending September 30, 2015 remains relatively unchanged, with the exception of capital expenditures.  We expect new student starts as well as our average student population to be down in the mid-single digits.  While annual tuition increases will slightly offset the decline in average students, we expect revenue to decline approximately 3 to 4%. Despite lower revenue, with the efficiency improvements we have made, excluding the impact of pre-opening costs of our new campus, we expect to see year over year growth in operating income. During the second half of the year, we expect to see year over year growth in both new student applications and starts which should have a positive impact on 2016. Capital expenditures are expected to be approximately $35.0 million in 2015, of which approximately $13.0 million will be attributable to our new campus and approximately $11.0 million will be attributable to purchasing a significant portion of our Houston, Texas campus building and land and making some capital improvements. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2014	2013
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	50.0%	52.6%
Selling, general and administrative	44.2%	44.2%
Total operating expenses	94.2%	96.8%
Income from operations	5.8%	3.2%
Interest expense, net	(0.5)%	(0.1)%
Other income	0.2%	0.3%
Total other income (expense)	(0.3)%	0.2%
Income before income taxes	5.5%	3.4%
Income tax expense	2.3%	1.6%
Net income	3.2%	1.8%

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Revenues. Our revenues for the three months ended December 31, 2014 were $95.7 million, a decrease of $1.3 million, or 1.4%, as compared to revenues of $97.0 million for the three months ended December 31, 2013. The 5.8% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $5.5 million. The decrease was partially offset by tuition rate increases between 2% and 4%, depending on the program. Our revenues for the three months ended December 31, 2014 and 2013 excluded $5.7 million and $6.3 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $1.1 million and $0.7 million of revenues and interest under the proprietary loan program for the three months ended December 31, 2014 and 2013, respectively.
Over the past two years, we have increased the amount of scholarships granted to our students to assist those who have a financial need in funding a portion of their education. Because scholarships are recognized ratably over the term of the student’s course or program in accordance with our revenue recognition policy, an increase in scholarships does not immediately impact revenues. Discounts to revenues related to scholarships applied for students currently attending our programs increased approximately $0.3 million for the three months ended December 31, 2014.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2014 were $47.8 million, representing an decrease of $3.3 million, or 6.4%, as compared to $51.1 million for the three months ended December 31, 2013.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Salaries expense	$21,033	$21,665
Employee benefits and tax	4,056	4,041
Bonus expense	415	358
Stock-based compensation	73	152
Compensation and related costs	25,577	26,216
Occupancy costs	8,959	9,511
Depreciation and amortization expense	4,640	4,620
Other educational services and facilities expense	2,810	2,911
Supplies and maintenance	2,040	2,296
Tools and training aids expense	2,175	2,488
Contract services expense	1,165	2,025
Taxes and licensing expense	464	1,007
	$47,830	$51,074
Compensation and related costs decreased $0.6 million for the three months ended December 31, 2014, as compared to the same period in the prior year. The decrease was primarily attributable to the restructuring undertaken in September and October 2014 and planned employee attrition throughout 2014 resulting from our focus on controlling costs. The decrease was partially offset by normal salary merit increases and an increase in severance expense of approximately $0.3 million for the three months ended December 31, 2014, as compared to the same period in the prior year, related to the October 2014 restructuring.
Occupancy costs decreased $0.6 million for the three months ended December 31, 2014, as compared to the same period in the prior year. The decrease is primarily related to the accounting for our Lisle, Illinois campus, which was placed into service effective December 1, 2013, as compared to the accounting for our previous campus in Glendale Heights, Illinois. The Lisle, Illinois campus is accounted for as a financing obligation and therefore we no longer recognize rent expense for that campus.

Contract services expense decreased $0.9 million during the three months ended December 31, 2014, as compared to the same period in the prior year. The decrease was primarily due to expenses incurred in the prior year comparable period in support of the relocation of our Glendale Heights, Illinois campus to Lisle, Illinois as well as expenses associated with outsourcing certain financial aid processes.
Taxes and licensing expense decreased approximately $0.5 million during the three months ended December 31, 2014, as compared to the same period in the prior year. The decrease was primarily attributable to refunds received from the county of Sacramento; during the three months ended December 31, 2014, we reached a settlement related to property taxes that we had appealed in prior years. We anticipate additional savings of approximately $0.1 million for the year ending September 30, 2015 as a result of the appeal.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2014 were $42.3 million, representing a decrease of $0.6 million, or 1.5%, as compared to $42.9 million for the three months ended December 31, 2013.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Salaries expense	$17,164	$18,103
Employee benefits and tax	3,618	3,694
Bonus expense	1,724	1,228
Stock-based compensation	800	1,191
Compensation and related costs	23,306	24,216
Advertising expense	10,098	8,727
Other selling, general and administrative expenses	6,071	6,349
Contract services expense	1,224	1,385
Bad debt expense	934	1,333
Depreciation and amortization expense	617	898
	$42,250	$42,908
The following factors contributed to the decrease in compensation and related costs of $0.9 million for the three months ended December 31, 2014, as compared to the same period in the prior year:
•Salaries expense decreased approximately $0.9 million due to the restructuring undertaken in October 2014 and planned employee attrition throughout 2014 resulting from our focus on controlling costs. The decrease was partially offset by normal salary merit increases. Additionally, severance charges increased approximately $0.6 million for the three months ended December 31, 2014, as compared to the same period in the prior year, primarily related to charges for the October 2014 restructuring.
•Bonus expense increase $0.5 million due to slightly higher attainment during the three months ended December 31, 2014 as well as expense for long-term incentive cash awards granted during September 2014 in lieu of stock compensation for certain employees.
•Stock compensation decreased $0.4 million primarily due to a reduction in overall grant levels over the past several years.
•Employee benefits and tax remained consistent; an overall increase in the cost of benefits per employee was offset by the decrease in employee headcount.
Advertising expense increased $1.4 million for the three months ended December 31, 2014, as compared to the same period in the prior year. A portion of the increase was attributable to higher inquiry generation expenses; competitive pressures led to price increases and a tighter market for television and internet advertising. Additionally, we increased spending on local advertising for certain campuses. We continue to focus on identifying the optimal balance between quality and quantity of inquiries from potential students. Advertising expense as a percentage of revenues for the three months ended December 31, 2014 was approximately10.6%. We continue to anticipate that our advertising expense will be in the range of 11%—12% of revenue for the year ending September 30, 2015.

Other income (expense). Our other expense for the three months ended December 31, 2014 was $0.3 million as compared to other income of $0.2 million for the three months ended December 31, 2013. The change was primarily attributable to an increase in interest expense related to amortization of the financing obligation related to our Lisle, Illinois campus.
Income taxes. Our provision for income taxes for the three months ended December 31, 2014 was $2.2 million, or 42.0% of pre-tax income, compared to $1.6 million, or 48.0% of pre-tax income, for the three months ended December 31, 2013. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits, and due to tax expense related to share-based compensation.

At the time of our initial public offering in December 2003 we began awarding stock-based compensation in the form of stock options with a contractual life of 10 years. In subsequent years, we have awarded other forms of stock-based compensation with varying terms. In 2006, we adopted the authoritative guidance on accounting for stock-based compensation, which gave rise to deferred tax assets related to stock-based compensation timing differences between book expense and tax deductions, as well as a pro forma pool of windfall tax benefits. When tax deductions from stock-based compensation awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (shortfall) is charged first to additional paid-in capital to the extent of our pro forma pool of windfall tax benefits, with any remainder written off to income tax expense. Such write-offs may be the result of expiration, exercise or vesting of prior stock-based compensation awards. The write-off of the deferred tax asset is a non-cash charge and is not a result of current operations.
The write-off of the deferred tax asset resulted in income tax expense of less than $0.1 million for the three months ended December 31, 2014. Although we cannot predict the price of our stock, if our stock price remains relatively consistent with the last quarter’s average price, the impact of any adjustments to the deferred tax asset and related income tax expense for the year ending September 30, 2015 is expected to be in the range of $0.7 million to $1.2 million.
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

Non-GAAP Financial Measures

Our earnings before interest, tax, depreciation and amortization (EBITDA) for the three months ended December 31, 2014 and 2013 were $11.1 million and $8.9 million, respectively. EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income in determining financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net income as follows:

	Three Months Ended December 31,
	2014	2013

Net income	$3,094	$1,707
Interest expense, net	499	132
Income tax expense	2,237	1,574
Depreciation and amortization	5,257	5,518
EBITDA	$11,087	$8,931

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations as well as our investment in capital expenditures related to the new campus we plan to open through the next 12 months.

We believe that the strategic use of our cash resources includes funding our new campus as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. In December 2014, we paid a quarterly cash dividend of $0.10 per share on our common stock. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Additionally, to the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $82.0 million as of December 31, 2014.

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

Operating Activities

Our cash provided by operating activities was $2.0 million for the three months ended December 31, 2014 compared to $9.6 million for the three months ended December 31, 2013. For the three months ended December 31, 2014, changes in our operating assets and liabilities resulted in cash outflows of $9.9 million and were primarily attributable to changes in receivables, income tax payable and deferred revenue. The increase in receivables resulted in a cash outflow of $7.4 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students. The decrease in income tax payable resulted in a cash outflow of $4.2 million and was primarily due to the timing of tax payments. The increase in deferred revenue resulted in a cash inflow of $2.8 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program as of December 31, 2014 compared to September 30, 2014.

For the three months ended December 31, 2013, changes in our operating assets and liabilities resulted in cash outflows of $1.9 million and were primarily attributable to changes in prepaid expenses and other current assets. The increase in prepaid expenses and other current assets resulted in a net cash outflow of $1.4 million and was primarily attributable to prepayments made for software maintenance and financial aid processing services.

Investing Activities

During the three months ended December 31, 2014, cash used in investing activities was $5.2 million. We had cash outflows of $8.0 million to purchase investments and cash inflows of $6.4 million from proceeds received upon maturity of investments. We had cash outflows of $3.7 million related to the purchase of new and replacement training equipment for our ongoing operations. We anticipate investing an additional $31.3 million in capital expenditures during the year ending September 30, 2015, primarily related to the construction of our new campus in Long Beach, California, purchase of a significant portion of our Houston, Texas campus building and land and making some capital improvements at that campus, as well as purchases of new and replacement equipment for our ongoing operations.

During the three months ended December 31, 2013, cash used in investing activities was $5.6 million. We had cash outflows of $11.4 million to purchase investments and cash inflows of $8.7 million from proceeds received upon maturity of investments. We had cash outflows of $2.9 million related to the purchase of new and replacement training equipment for our ongoing operations.

Financing Activities
During the three months ended December 31, 2014, cash used in financing activities was $2.7 million, primarily due to the payment of a cash dividend on December 19, 2014 of $0.10 per share.

During the three months ended December 31, 2013, cash used in financing activities was $2.5 million, primarily due to the payment of a cash dividend on December 20, 2013 of $0.10 per share.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the three months ended December 31, 2014. As of December 31, 2014, we have purchased 825,252 shares at an average price per share of $10.50 and a total cost of approximately $8.7 million under this program.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2014 Annual Report on Form 10-K, filed with the SEC on December 3, 2014. During the three months ended December 31, 2014, there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 to our condensed consolidated financial statements within Part I, Item 1 of this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since September 30, 2014. For a discussion of our exposure to market risk, refer to our 2014 Annual Report on Form 10-K, filed with the SEC on December 3, 2014.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our President and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are periodically subject to lawsuits, demands in arbitrations, investigations, regulatory proceedings or other claims, including, but not limited to, claims involving current and former students, routine employment matters, business disputes and regulatory demands.  When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we accrue a liability for the loss. When a loss is not both probable and estimable, we do not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. Because we cannot predict with certainty the ultimate resolution of the legal proceedings (including lawsuits, investigations, regulatory proceedings or claims) asserted against us, it is not currently possible to provide such an estimate. The ultimate outcome of pending legal proceedings to which we are a party may have a material adverse effect on our business, cash flows, results of operations or financial condition.

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to the present. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

Item 1A. RISK FACTORS
There are no other material changes from the risk factors previously disclosed in Part I, Item 1A of our 2014 Annual Report on Form 10-K filed with the SEC on December 3, 2014, except as noted below. The risks described in this report and in our 2014 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Competition could decrease our market share and create tuition pricing concerns.

The postsecondary education market is highly competitive. The elimination of ability-to-benefit options for establishing general student eligibility for Title IV Program funds beginning July 1, 2012 has increased competition for higher quality students. Some traditional public and private colleges and universities and community colleges, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours.  Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. Additionally, recent executive branch proposals have included two years of free tuition at community colleges for certain students, who must attend school at least half time, maintain a grade point average of 2.5 or higher and make steady progress toward a degree or transferring to a four-year institution.  Some other for-profit education providers have greater financial and other resources which may, among other things, allow them to secure industry relationships with some or all of the OEMs with which we have relationships, develop other high profile industry relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. Additionally, some other for-profit education providers already have a more extended or dense network of schools and campuses than we do, thus enabling them to recruit students more effectively from a wider geographic area.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchase of equity securities for the three months ended December 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands) (2)
October 1-31, 2014	—	$—	—	$16,339
November 1-30, 2014	—	$—	—	$16,339
December 1-31, 2014	697	$9.51	—	$16,339
Total	697	$9.51	—	$16,339

(1)
Shares purchased in December represent shares of common stock withheld by us as payment of the individual's tax obligations on the vesting of shares of our common stock, which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan (the 2003 Plan). Such shares are returned to the pool of shares issuable under the 2003 Plan.

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

Date: February 6, 2015

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Eugene S. Putnam, Jr
Eugene S. Putnam, Jr.
President and Chief Financial Officer
(Principal Financial Office and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description
10.1	Universal Technical Institute, Inc. Severance Plan, as amended December 2014. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on December 12, 2014.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101
Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.