Form 10-Q
period 2015-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2015-05-01
CIK 1261654

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
For the quarterly period ended March 31, 2015

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
Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 24, 2015, there were 24,137,317 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2015

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

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (SEC). The Annual Report on Form 10-K that we filed with the SEC on December 3, 2014 listed various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Form 10-K and in this Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	September 30, 2014
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$16,367	$38,985
Restricted cash	8,199	6,544
Investments, current portion	48,244	45,906
Receivables, net	9,864	12,118
Deferred tax assets, net	4,485	7,470
Prepaid expenses and other current assets	17,521	16,509
Total current assets	104,680	127,532
Investments, less current portion	10,006	11,257
Property and equipment, net	113,376	106,927
Goodwill	20,579	20,579
Deferred tax assets, net	12,694	11,923
Other assets	10,533	9,851
Total assets	$271,868	$288,069
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,335	$38,827
Deferred revenue	40,680	46,365
Accrued tool sets	3,810	3,806
Construction liability, current	6,172	1,252
Financing obligation, current	648	5,234
Income tax payable	—	4,336
Other current liabilities	2,362	2,515
Total current liabilities	91,007	102,335
Deferred rent liability	11,633	10,323
Financing obligation	32,138	32,478
Other liabilities	9,085	9,741
Total liabilities	143,863	154,877
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,897,896 shares issued and 24,137,317 shares outstanding as of March 31, 2015 and 30,838,460 shares issued and 24,825,881 shares outstanding as of September 30, 2014	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	176,538	174,376
Treasury stock, at cost, 6,760,579 shares as of March 31, 2015 and 6,012,579 as of September 30, 2014	(96,888)	(90,769)
Retained earnings	48,335	49,582
Accumulated other comprehensive income	17	—
Total shareholders’ equity	128,005	133,192
Total liabilities and shareholders’ equity	$271,868	$288,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues	$91,235	$94,711	$186,915	$191,751
Operating expenses:
Educational services and facilities	48,143	50,777	95,973	101,851
Selling, general and administrative	40,690	45,546	82,940	88,454
Total operating expenses	88,833	96,323	178,913	190,305
Income (loss) from operations	2,402	(1,612)	8,002	1,446
Other (expense) income:
Interest expense, net	(481)	(491)	(980)	(623)
Equity in earnings of unconsolidated affiliate	136	127	254	208
Other income	133	105	245	379
Total other expense, net	(212)	(259)	(481)	(36)
Income (loss) before income taxes	2,190	(1,871)	7,521	1,410
Income tax expense (benefit)	1,635	(251)	3,872	1,323
Net income (loss)	$555	$(1,620)	$3,649	$87
Other comprehensive income (net of tax):
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes(1)	$6	$—	$17	$—
Comprehensive income (loss)	$561	$(1,620)	$3,666	$87

Earnings per share:
Net income (loss) per share - basic	$0.02	$(0.07)	$0.15	$—
Net income (loss) per share - diluted	$0.02	$(0.07)	$0.15	$—
Weighted average number of shares outstanding:
Basic	24,463	24,661	24,647	24,653
Diluted	24,551	24,661	24,741	24,888
Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20
(1)The tax effect during the three months and six months ended March 31, 2015 was not significant.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance as of September 30, 2014	30,838	$3	$174,376	6,013	$(90,769)	$49,582	$—	$133,192
Net income	—	—	—	—	—	3,649	—	3,649
Issuance of common stock under employee plans	63	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(3)	—	(36)	—	—	—	—	(36)
Stock-based compensation	—	—	2,198	—	—	—	—	2,198
Shares repurchased	—	—	—	748	(6,119)	—	—	(6,119)
Cash dividends declared	—	—	—	—	—	(4,896)	—	(4,896)
Equity interest in investee's unrealized gains on hedging derivatives, net of tax	—	—	—	—	—	—	17	17
Balance as of March 31, 2015	30,898	$3	$176,538	6,761	$(96,888)	$48,335	$17	$128,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$3,649	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,859	9,861
Amortization of assets subject to financing obligation	931	620
Amortization of held-to-maturity investments	931	1,235
Bad debt expense	307	1,974
Stock-based compensation	2,198	3,106
Excess tax benefit from stock-based compensation	—	(7)
Deferred income taxes	2,214	(157)
Equity in earnings of unconsolidated affiliate	(254)	(208)
Training equipment credits earned, net	(697)	(601)
(Gain) loss on disposal of property and equipment	(41)	150
Changes in assets and liabilities:
Restricted cash: Title IV credit balances	242	284
Receivables	2,616	128
Prepaid expenses and other current assets	(214)	(1,230)
Other assets	(640)	(190)
Accounts payable and accrued expenses	(742)	(1,147)
Deferred revenue	(5,685)	3,617
Income tax payable/receivable	(5,005)	(1,292)
Accrued tool sets and other current liabilities	(150)	242
Deferred rent liability	58	(725)
Other liabilities	158	400
Net cash provided by operating activities	8,735	16,147
Cash flows from investing activities:
Purchase of property and equipment	(16,215)	(5,488)
Proceeds from disposal of property and equipment	3	5
Purchase of investments	(24,425)	(33,132)
Proceeds received upon maturity of investments	22,407	26,057
Return of capital contribution from unconsolidated affiliate	228	—
Restricted cash: proprietary loan program	(1,950)	944
Net cash used in investing activities	(19,952)	(11,614)
Cash flows from financing activities:
Payment of cash dividend	(4,896)	(4,934)
Payment of financing obligation	(350)	(167)
Payment of payroll taxes on stock-based compensation through shares withheld	(36)	(58)
Excess tax benefit from stock-based compensation	—	7
Purchase of treasury stock	(6,119)	(410)
Net cash used in financing activities	(11,401)	(5,562)
Net decrease in cash and cash equivalents	(22,618)	(1,029)
Cash and cash equivalents, beginning of period	38,985	34,596
Cash and cash equivalents, end of period	$16,367	$33,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Six Months Ended March 31,
	2015	2014
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$6,662	$2,772
Interest paid	$1,121	$757
Training equipment obtained in exchange for services	$220	$1,937
Depreciation of training equipment obtained in exchange for services	$600	$580
Change in accrued capital expenditures during the period	$(890)	$112
Construction period construction liability - construction in progress	$6,172	$5,868
Construction period financing obligation - building	$(4,825)	$—
Construction liability recognized as financing obligation	$—	$33,500
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
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K filed with the SEC on December 3, 2014.

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

Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2015 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current projections. Therefore, for the three months and six months ended March 31, 2015, we calculated income taxes using the actual income tax rate for the respective periods.

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
We evaluated the impact of the items on prior periods under the materiality guidance and determined that the amounts were not material. We also evaluated the impact of correcting these items through a cumulative adjustment to our 2014 financial statements and concluded that it was appropriate to revise our previously issued financial statements to reflect the cumulative impact of this correction.
Additionally, we recorded an immaterial balance sheet correction between cash and restricted cash related to funds held for students from Title IV financial program funds that result in credit balances on student accounts.
The following tables present the impact of this revision on our condensed consolidated statement of comprehensive income for the three months and six months ended March 31, 2014 and our condensed consolidated statement of cash flows for the six months ended March 31, 2014:

	Three Months Ended March 31, 2014
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Comprehensive Income Data:
Revenues	$94,702	$9	$94,711
Educational services and facilities	$50,652	$125	$50,777
Selling, general and administrative	$45,554	$(8)	$45,546
Total operating expenses	$96,206	$117	$96,323
Income (loss) from operations	$(1,504)	$(108)	$(1,612)
Income (loss) before income taxes	$(1,764)	$(107)	$(1,871)
Income tax expense (benefit)	$(259)	$8	$(251)
Net income (loss)	$(1,505)	$(115)	$(1,620)

	Six Months Ended March 31, 2014
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Comprehensive Income Data:
Revenues	$191,731	$20	$191,751
Educational services and facilities	$101,763	$88	$101,851
Selling, general and administrative	$88,469	$(15)	$88,454
Total operating expenses	$190,232	$73	$190,305
Income (loss) from operations	$1,499	$(53)	$1,446
Income (loss) before income taxes	$1,463	$(53)	$1,410
Income tax expense (benefit)	$1,308	$15	$1,323
Net income (loss)	$155	$(68)	$87

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

	Six Months Ended March 31, 2014
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows Data:
Net income	$155	$(68)	$87
Bad debt expense	$1,990	$(16)	$1,974
Deferred income taxes	$(158)	$1	$(157)
Restricted cash: Title IV credit balances	$—	$284	$284
Receivables	$174	$(46)	$128
Prepaid expenses and other current assets	$(1,318)	$88	$(1,230)
Other assets	$(189)	$(1)	$(190)
Deferred revenue	$3,592	$25	$3,617
Income tax payable (receivable)	$(1,307)	$15	$(1,292)
Other liabilities	$397	$3	$400
Net cash provided by operating activities	$15,862	$285	$16,147
Net decrease in cash and cash equivalents	$(1,314)	$285	$(1,029)
Cash and cash equivalents, beginning of period	$35,657	$(1,061)	$34,596
Cash and cash equivalents, end of period	$34,343	$(776)	$33,567
3.    Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance related to customer’s accounting for fees paid in a cloud computing arrangement. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, then the software license element is accounted for consistent with the acquisition of other such licenses. If the arrangement does not include a software license, the arrangement is accounted for as a service contract. Entities have the option of adopting the guidance retrospectively or prospectively. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015 with early adoption permitted. We are currently evaluating both the adoption method and the impact that the update will have on our results of operations, financial condition and the financial statement disclosures.

In February 2015, the FASB issued guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships with similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Entities have the option of using a full or modified retrospective approach to adopt the guidance. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. We are currently evaluating both the adoption method and the impact that the update will have on our results of operations, financial condition and the financial statement disclosures.

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

The postemployment benefit accrual activity for the six months ended March 31, 2015 was as follows:

	Liability Balance at September 30, 2014	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at March 31, 2015
Severance	$2,150	$1,127	$(2,402)	$(179)	$696
Other	16	205	(140)	(78)	3
Total	$2,166	$1,332	$(2,542)	$(257)	$699

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Amortized cost and fair value for investments classified as held-to-maturity at March 31, 2015 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$24,420	$16	$—	$24,436
Corporate bonds	19,152	—	(22)	19,130
Certificates of deposit	4,672	—	—	4,672
Due in 1 - 2 years:
Municipal bonds	4,608	9	—	4,617
Corporate bonds	4,107	1	(7)	4,101
Certificates of deposit	1,291	—	—	1,291
	$58,250	$26	$(29)	$58,247

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2014 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$26,894	$20	$—	$26,914
Corporate bonds	16,836	1	(24)	16,813
Certificates of deposit	2,176	—	—	2,176
Due in 1 - 2 years:
Municipal bonds	4,230	7	—	4,237
Corporate bonds	4,054	—	(13)	4,041
Certificates of deposit	2,973	—	—	2,973
	$57,163	$28	$(37)	$57,154
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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,036	$4,036	$—	$—
Corporate bonds	23,231	23,231	—	—
Municipal bonds	29,053	—	29,053	—
Commercial paper	6,753	—	6,753	—
Certificates of deposit	5,963	—	5,963	—
Total assets at fair value on a recurring basis	$69,036	$27,267	$41,769	$—

		Fair Value Measurements Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$29,995	$29,995	$—	$—
Corporate bonds	20,854	20,854	—	—
Municipal bonds	31,151	—	31,151	—
Certificates of deposit	5,149	—	5,149	—
Total assets at fair value on a recurring basis	$87,149	$50,849	$36,300	$—

Our Level 2 investments are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

7.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	March 31, 2015	September 30, 2014
Land	—	$3,189	$1,456
Buildings and building improvements	30-35	58,831	50,306
Leasehold improvements	1-28	38,890	38,906
Training equipment	3-10	85,893	85,673
Office and computer equipment	3-10	38,281	37,271
Software developed for internal use	3-5	11,874	11,888
Curriculum development	5	18,716	18,716
Vehicles	5	1,225	1,207
Construction in progress	—	10,203	10,746
		267,102	256,169
Less accumulated depreciation and amortization		(153,726)	(149,242)
		$113,376	$106,927

In March 2015, we purchased the majority of the buildings and land for our Houston, Texas campus. The purchase price of $9.4 million, excluding fees, was allocated between buildings ($7.7 million) and land ($1.7 million) based on the ratio of appraised values. At the time of purchase, we had leasehold improvements related to the purchased building recorded at $5.0 million in historical cost and $4.3 million of accumulated depreciation. The historical cost and accumulated depreciation for these assets were removed from the related classification and the net book value was recorded into building and building improvements. The buildings and building improvements will be depreciated over a useful life of 30 years.

Additionally, we entered into amended lease agreements for the buildings and land we did not acquire at our Houston, Texas campus, which extended the lease terms through December 31, 2018 and amended the payment schedule.

At March 31, 2015, construction in progress included $7.9 million related primarily to the design and construction of our Long Beach, California campus. See Note 8 for further discussion.

The following amounts, which are included in the above table, represent assets financed by financing obligations:

	March 31, 2015	September 30, 2014
Buildings and building improvements	$33,500	$33,500
Construction in progress	—	4,638
Assets financed by financing obligations, gross	33,500	38,138
Less accumulated depreciation and amortization	(2,482)	(1,551)
Assets financed by financing obligations, net	$31,018	$36,587

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
As such, the effective portion of the gain or loss on the derivative is initially reported as a component of the JV’s accumulated other comprehensive income or loss, net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings.  Any ineffective portion of the gain or loss is recognized in the JV’s current earnings.  Due to our equity method investment in the JV, when the JV reports a current year component of other comprehensive income (OCI), we, as an investor, likewise adjust our investment account for the change in investee equity.  In addition, we adjust our OCI for our share of the JV’s currently reported OCI item.  For the three months and six months ended March 31, 2015, our share of the JV’s OCI was less than $0.1 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Investment in unconsolidated affiliate consists of the following:

	March 31, 2015		September 30, 2014
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in unconsolidated affiliate	$3,946	27.972%	$3,903	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Six Months Ended March 31,
	2015	2014
Balance at beginning of period	$3,903	$4,000
Equity in earnings of unconsolidated affiliate	254	208
Return of capital contribution from unconsolidated affiliate	(228)	—
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes	17	—
Balance at end of period	$3,946	$4,208

10.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	March 31, 2015	September 30, 2014
Accounts payable	$14,137	$12,990
Accrued compensation and benefits	17,833	17,963
Other accrued expenses	5,365	7,874
	$37,335	$38,827

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business activities from September 2006 to the present. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013.  In response to a status update request from us, the Attorney General has requested and we have provided additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $0.4 million for each of the three months ended March 31, 2015 and 2014, and $0.8 million for each of the six months ended March 31, 2015 and 2014. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.

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

	Three Months Ended March 31,		Six Months Ended March 31,		Inception to date
	2015	2014	2015	2014
Tuition and interest income excluded	$6,377	$7,252	$12,777	$14,253	$108,678
Amounts collected and recognized	(1,454)	(846)	(2,511)	(1,546)	(10,990)
Amounts written off	(3,081)	(2,468)	(6,248)	(4,263)	(37,803)
Net amount excluded during the period	$1,842	$3,938	$4,018	$8,444	$59,885
As of March 31, 2015, we had committed to provide loans to our students for approximately $111.5 million since inception.

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our condensed consolidated balance sheets:

	Six Months Ended March 31,
	2015	2014
Balance at beginning of period	$70,759	$59,767
Loans extended	11,244	16,125
Interest accrued	1,421	1,427
Amounts collected and recognized	(2,511)	(1,546)
Amounts written off	(6,248)	(4,263)
Balance at end of period	$74,665	$71,510

Licensing Agreements

In April 2015, we entered into a licensing agreement that gives us the right to use certain trademarks in connection with the operation of our campuses and courses. The agreement has an initial term of four years, with options for three annual renewals totaling a seven year term. The maximum license fee over seven years is $2.3 million.

12.  Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 19, 2014 and March 31, 2015, we paid cash dividends of $0.10 per share to common stockholders of record as of December 8, 2014 and March 20, 2015, respectively, totaling approximately $4.9 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the three months and six months ended March 31, 2015, we purchased 748,000 shares at an average price per share of $8.15 and a total cost of approximately $6.1 million. As of March 31, 2015, we have purchased 1,573,252 shares at an average price per share of $9.38 and a total cost of approximately $14.8 million under this program.

13.   Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, if any. For the three months ended March 31, 2015, 678,481 shares which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the six months ended March 31, 2015 and 2014, 715,458 shares and 576,837 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the three months ended March 31, 2014, diluted loss per share equaled basic loss per share as the assumed activity related to outstanding stock-based grants would have an anti-dilutive effect.
The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,463	24,661	24,647	24,653
Dilutive effect related to employee stock plans	88	—	94	235
Diluted shares outstanding	24,551	24,661	24,741	24,888

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
Summary information by reportable segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenues
Postsecondary education	$88,101	$91,900	$181,003	$186,204
Other	3,134	2,811	5,912	5,547
Consolidated	$91,235	$94,711	$186,915	$191,751
Income (loss) from operations
Postsecondary education	$2,902	$(1,023)	$9,351	$2,617
Other	(500)	(589)	(1,349)	(1,171)
Consolidated	$2,402	$(1,612)	$8,002	$1,446
Depreciation and amortization
Postsecondary education	$4,774	$5,148	$9,649	$10,293
Other	66	87	141	188
Consolidated	$4,840	$5,235	$9,790	$10,481
Net income (loss)
Postsecondary education	$761	$(1,360)	$4,262	$606
Other	(206)	(260)	(613)	(519)
Consolidated	$555	$(1,620)	$3,649	$87

			March 31, 2015	September 30, 2014
Goodwill
Postsecondary education			$20,579	$20,579
Other			—	—
Consolidated			$20,579	$20,579
Total assets
Postsecondary education			$265,761	$282,501
Other			6,107	5,568
Consolidated			$271,868	$288,069

15.   Government Regulation and Financial Aid

In April 2014, the U.S. Department of Education commenced an ordinary course program review of our administration of the Title IV programs in which we participate for our Avondale, Arizona campus and additional

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

locations of that campus. The site visit related to the review was completed the week of April 20, 2015 and covered the 2013-2014 and 2014-2015 award years. We anticipate receiving the initial report in approximately 75 days.

16.   Subsequent Event

In April 2015, we entered into an agreement with Roush & Yates Racing Engines, LLC (Roush Yates) to purchase performance engine machining and building curriculum, related materials and guides and the name Roush Yates School of Technology and variants thereof. The purchase price for the agreement is $0.3 million upon execution with an additional $0.5 million payable if certain co-development milestones are met. Additionally, there is an earn-out fee of up to $0.3 million over the final four years of a seven-year term if revenues exceed a certain threshold. Under the agreement, Roush Yates will donate up to $0.1 million in consumable raw materials to support courses under the curriculum, assist us in modifying the existing curriculum and assist us in locating and training instructors. The agreement also includes a two-year non-compete clause following the seven-year term of the agreement.

We also entered into a commercial lease agreement and an equipment lease agreement. The commercial lease is for approximately 8,000 square feet within Roush Yates' existing space and has an initial four-year term commencing on October 28, 2015, with annual renewals following the initial term. The total commercial lease payment over the four year term is approximately $0.2 million. The equipment lease has a four year term, but may be extended beyond such expiration by mutual negotiation. We have the option to purchase all or any portion of the leased equipment at any time during the term at a purchase price equal to the then fair market value. The total lease payment over four years is approximately $0.2 million. We have access to the leased space and equipment immediately.

Due to the recent timing of the acquisition, we have not yet finalized our purchase price allocation.

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

2015 Overview

Operations

Lower student population levels as we began 2015 resulted in declines of 8.8% and 6.7% in our average undergraduate full-time student enrollment to approximately 13,400 and 14,000 students for the three months and six months ended March 31, 2015, respectively. We started approximately 2,700 students during the three months ended March 31, 2015, which represents a decrease of 12.9% as compared to the prior year comparable period. For the six months ended March 31, 2015, we started approximately 4,500 students, which represents a decrease of 15.1% as compared to the prior year comparable period.

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

Our revenues for the three months ended March 31, 2015 were $91.2 million, a decline of $3.5 million, or 3.7%, from the comparable period in the prior year. Revenues were negatively impacted by the decline in our average undergraduate full-time student enrollment, which was partially offset by tuition rate increases. Offsetting the decrease in revenues were decreases in compensation costs, advertising expense and bad debt expense. Operating income increased to $2.4 million from an operating loss of $1.6 million, and net income increased to $0.6 million from a net loss of $1.6 million, as a result of the overall decline in operating costs for the period.

Our revenues for the six months ended March 31, 2015 were $186.9 million, a decline of $4.9 million, or 2.5%, from the comparable period in the prior year. Revenues were negatively impacted by the decline in our average undergraduate full-time student enrollment, which was partially offset by tuition rate increases. Additionally, our results of operations were impacted by an increase in advertising expenses, as we continue to invest in efforts to optimize our media mix. Offsetting the increase in advertising expenses were decreases in compensation costs, contract services expense and bad debt expense. Operating income increased to $8.0 million from $1.4 million and net income increased to $3.6 million from $0.1 million as a result of the overall decline in operating costs for the period.

In response to these challenges, we continue to manage discretionary operating costs, to develop our strong industry relationships and to provide alternative financial solutions to help students achieve their educational goals. During 2013 and 2014, we increased our need-based scholarships offerings as compared to previous years. We continue to work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from employers of our graduates. Additionally, we have taken steps to optimize our advertising spend, balancing the quality and quantity of inquiries, and we have implemented programs to improve the effectiveness of our admissions processes.

Transactions

Houston, Texas

In March 2015, we purchased the majority of the buildings and land for our Houston, Texas campus. The purchase price of $9.4 million, excluding fees, was allocated between the buildings ($7.7 million) and land ($1.7 million) based on the ratio of appraised values. Additionally, we entered into amended lease agreements for the buildings and land we did not acquire at our Houston, Texas campus, which extended the lease terms through December 31, 2018 and amended the payment schedule. See Note 7 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion.

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

During the six months ended March 31, 2015, we have incurred approximately $0.7 million in operating expenses related to opening our new campus and we anticipate we will incur an additional $3.9 million to $4.3 million during the year ending September 31, 2015. We anticipate this new campus will become profitable in 2016.

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

Roush & Yates

In April 2015, we entered into an agreement with Roush & Yates Racing Engines, LLC (Roush Yates) to purchase performance engine machining and building curriculum, related materials and guides and the name Roush Yates School of Technology and variants thereof. The purchase price for the agreement is $0.3 million upon execution with an additional $0.5 million payable if certain co-development milestones are met. Additionally, there is an earn-out fee of up to $0.3 million over the final four years of a seven-year term if revenues exceed a certain threshold. Under the agreement, Roush Yates will donate up to $0.1 million in consumable raw materials to support courses under the curriculum, assist us in modifying the existing curriculum and assist us in locating and training instructors. The agreement also includes a two-year non-compete clause following the seven-year term of the agreement.

We also entered into a commercial lease agreement and an equipment lease agreement. The commercial lease is for approximately 8,000 square feet within Roush Yates' existing space and has an initial four-year term commencing on October 28, 2015, with annual renewals following the initial term. The total commercial lease payment over the four year term is approximately $0.2 million. The equipment lease has a four year term, but may be extended beyond such expiration by mutual negotiation. We have the option to purchase all or any portion of the leased equipment at any time during the term at a purchase price equal to the then fair market value. The total lease payment over four years is approximately $0.2 million. We have access to the leased space and equipment immediately.

Automotive Technology and Diesel Technology II Integration

We began teaching the Automotive Technology and Diesel Technology II curricula at our Orlando, Florida campus in January 2015. We anticipate incurring approximately $1.0 million to $1.2 million in operating expenses related to these integration activities during the year ending September 30, 2015. Additionally, we anticipate offering this curricula at our Long Beach, California campus at the time of opening.

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

During the three months ended March 31, 2015, we received approval from the California SAA to use veterans’ benefits to fund courses under this curricula in California under the alternative method we proposed. Additionally, we received approval from the Florida SAA to use veterans’ benefits to fund all course combinations under this curricula in Florida under the alternative methodology.  While we are currently approved to teach this curricula at our Dallas/Ft. Worth, Texas campus under our original delivery methodology, we have recently been in contact with the Texas SAA, and believe that we may be required to transition to the alternative delivery methodology at this campus.

Graduate Employment

Our consolidated graduate employment rate for our 2014 graduates during the six months ended March 31, 2015 is above the rate at the same time in the prior year. The rate has improved for our Automotive and Diesel Technology, Marine and Motorcycle programs while the rate has declined for our Collision Repair program.

Regulatory Environment

In April 2014, the U.S. Department of Education commenced an ordinary course program review of our administration of the Title IV programs in which we participate for our Avondale, Arizona campus and additional locations of that campus. The site visit related to the review was completed the week of April 20, 2015 and covered the 2013-2014 and 2014-2015 award years. We anticipate receiving the initial report in approximately 75 days.

2015 Outlook

Although we have had a strong first half, our guidance for the full year ending September 30, 2015 remains relatively unchanged.  We expect revenue to decline approximately 3 to 4%, however, excluding the impact of pre-opening costs of our new campus, we expect to see year over year growth in operating income.  We expect new student starts as well as our average student population to be down for the full year in the mid-single digits.  We expect to see year over year growth in both new student applications and starts in the second half with all of that growth occurring in the fourth quarter.  Capital expenditures are expected to be approximately $35.0 million in 2015. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31, 2015		Six Months Ended March 31,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	52.8%	53.6%	51.3%	53.1%
Selling, general and administrative	44.6%	48.1%	44.3%	46.2%
Total operating expenses	97.4%	101.7%	95.6%	99.3%
Income (loss) from operations	2.6%	(1.7)%	4.4%	0.7%
Interest expense, net	(0.5)%	(0.5)%	(0.5)%	(0.3)%
Other income	0.3%	0.2%	0.2%	0.3%
Total other expense, net	(0.2)%	(0.3)%	(0.3)%	—%
Income (loss) before income taxes	2.4%	(2.0)%	4.1%	0.7%
Income tax expense (benefit)	1.8%	(0.3)%	2.1%	0.7%
Net income (loss)	0.6%	(1.7)%	2.0%	—%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014, and Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
Revenues. Our revenues for the three months ended March 31, 2015 were $91.2 million, a decrease of $3.5 million, or 3.7%, as compared to revenues of $94.7 million for the three months ended March 31, 2014. The 8.8% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $8.0 million. The decrease was partially offset by tuition rate increases between 2% and 4%, depending on the program. Our revenues for the three months ended March 31, 2015 and 2014 excluded $5.7 million and $6.6 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $1.5 million and $0.8 million of revenues and interest under the proprietary loan program for the three months ended March 31, 2015 and 2014, respectively.
Our revenues for the six months ended March 31, 2015 were $186.9 million, a decrease of $4.9 million, or 2.5%, as compared to revenues of $191.8 million for the six months ended March 31, 2014. The 6.7% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $13.2 million. The decrease was partially offset by tuition rate increases between 2% and 4%, depending on the program. Our revenues for the six months ended March 31, 2015 and 2014 excluded $11.4 million and $12.8 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $2.5 million and $1.5 million of revenues and interest under the proprietary loan program for the six months ended March 31, 2015 and 2014, respectively.
During 2013 and 2014, we had increased the amount of scholarships granted to our students to assist those who have a financial need in funding a portion of their education. Because scholarships are recognized ratably over the term of the student’s course or program in accordance with our revenue recognition policy, an increase in scholarships does not immediately impact revenues. Discounts to revenues related to scholarships applied for students currently attending our programs increased approximately $0.5 million for the six months ended March 31, 2015, compared to the same period in the prior year.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months and six months ended March 31, 2015 were $48.1 million and $96.0 million, respectively. This represents decreases of $2.7 million and $5.9 million, as compared to $50.8 million and $101.9 million, respectively, for the three months and six months ended March 31, 2014.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Salaries expense	$21,452	$22,499	$42,485	$44,164
Employee benefits and tax	3,874	4,454	7,930	8,495
Bonus expense	386	(87)	801	271
Stock-based compensation	72	149	145	301
Compensation and related costs	25,784	27,015	51,361	53,231
Occupancy costs	9,006	9,035	17,965	18,546
Depreciation and amortization expense	4,526	4,697	9,166	9,317
Other educational services and facilities expense	3,386	3,635	6,659	7,553
Supplies and maintenance	2,463	2,643	4,503	4,939
Tools and training aids expense	1,891	2,367	4,066	4,855
Contract services expense	1,087	1,385	2,253	3,410
	$48,143	$50,777	$95,973	$101,851
The following factors contributed to the decreases in compensation and related costs of $1.2 million and $1.8 million for the three months and six months ended March 31, 2015, respectively, as compared to the same periods in the prior year:
•Salaries expense decreased approximately $1.0 million and $1.7 million for the three months and six months ended March 31, 2015, respectively, due to the restructuring undertaken in September and October 2014 and planned employee attrition over the last year resulting from our focus on controlling costs. The decrease was partially offset by normal salary merit increases.
•Bonus expense increased $0.5 million for the three months and six months ended March 31, 2015 due to higher attainment during both periods, as well as expense for long-term incentive cash awards granted during September 2014 in lieu of stock compensation for certain employees.
•Employee benefits and tax decreased $0.6 million for the three months and six months ended March 31, 2015 as a result of the decrease in the number of employees as well as a decrease in self-insurance medical claims.

Contract services expense decreased $1.1 million during the six months ended March 31, 2015, as compared to the same period in the prior year. The decrease was primarily due to expenses incurred in the prior year comparable period in support of the relocation of our Glendale Heights, Illinois campus to Lisle, Illinois as well as expenses associated with outsourcing certain financial aid processes.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and six months ended March 31, 2015 were $40.7 million and $82.9 million, respectively. This represents decreases of $4.8 million and $5.6 million, as compared to $45.5 million and $88.5 million for the three months and six months ended March 31, 2014.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Salaries expense	$16,141	$18,076	$33,305	$36,179
Employee benefits and tax	3,293	3,854	6,911	7,548
Bonus expense	1,369	(408)	3,093	820
Stock-based compensation	1,253	1,614	2,053	2,805
Compensation and related costs	22,056	23,136	45,362	47,352
Advertising expense	11,664	12,368	21,762	21,095
Other selling, general and administrative expenses	6,001	7,342	12,072	13,691
Contract services expense	989	1,213	2,213	2,598
Bad debt expense	(627)	641	307	1,974
Depreciation and amortization expense	607	846	1,224	1,744
	$40,690	$45,546	$82,940	$88,454
The following factors contributed to the decreases in compensation and related costs of $1.0 million and $2.0 million for the three months and six months ended March 31, 2015, respectively, as compared to the same periods in the prior year:
•Salaries expense decreased approximately $1.9 million and $2.9 million for the three months and six months ended March 31, 2015, respectively, due to the restructuring undertaken in October 2014 and planned employee attrition over the last year resulting from our focus on controlling costs. The decrease was partially offset by normal salary merit increases. Additionally, severance charges increased approximately $0.6 million for the six months ended March 31, 2015, as compared to the same period in the prior year, primarily related to charges for the October 2014 restructuring.
•Bonus expense increased $1.8 million and $2.3 million for the three months and six months ended March 31, 2015, respectively, due to higher attainment during both periods, as well as expense for long-term incentive cash awards granted during September 2014 in lieu of stock compensation for certain employees.
•Stock compensation decreased $0.4 million and $0.8 million for the three months and six months ended March 31, 2015, respectively, primarily due to a reduction in overall grant levels over the past several years, including the cash incentive awards discussed above.
•Employee benefits and tax decreased $0.6 million for the three months and six months ended March 31, 2015, respectively, as a result of the decrease in the number of employees as well as a decrease in self-insurance medical claims.
Advertising expense decreased $0.7 million for the three months ended March 31, 2015, as compared to the same period in the prior year. The decrease was primarily attributable to lower production costs due to certain commercial and direct mail campaigns completed in the prior year. Advertising expense increased $0.7 million for the six months ended March 31, 2015, as compared to the same period in the prior year. The increase was primarily attributable to higher inquiry generation expenses; competitive pressures led to price increases and a tighter market for television and internet advertising. Partially offsetting this increase was the decrease in production costs. We continue to focus on identifying the optimal balance between quality and quantity of inquiries from potential students. Advertising expense as a percentage of revenues for the three months and six months ended March 31, 2015 was approximately 12.8% and 11.6%, respectively. We anticipate that our advertising expense will be approximately 12% of revenue for the year ending September 30, 2015 and approximately 13% of revenue for the six months ending September 30, 2015.
Bad debt expense decreased $1.2 million and $1.7 million for the three months and six months ended March 31, 2015, respectively, as compared to the same periods in the prior year. During the three months ended March 31, 2015, we reversed approximately $1.0 million of bad debt expense recorded in 2011 and 2012 for processing issues related to student funds received from a non-Title IV federal funding agency. Based on communication with the agency, we determined it was no longer probable that we will be required to return such funds.
Income taxes. Our provision for income taxes for the three months ended March 31, 2015 was $1.6 million, or 74.7% of pre-tax income, compared to an income tax benefit of $0.3 million, or 13.4% of pre-tax loss, for the three months ended March 31, 2014. Our provision for income taxes for the six months ended March 31, 2015 was $3.9 million, or 51.5% or pre-tax income, compared to $1.3 million, or 93.8% of pre-tax income, for the six months ended March 31, 2014. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits, and due to tax expense related to share-based compensation.

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
The write-off of the deferred tax asset resulted in income tax expense of approximately $0.7 million for the six months ended March 31, 2015. Although we cannot predict the price of our stock, if our stock price remains relatively consistent with the last quarter’s average price, the impact of any adjustments to the deferred tax asset and related income tax expense for the year ending September 30, 2015 is expected to be in the range of $0.9 million to $1.4 million.
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

Non-GAAP Financial Measures

Our earnings before interest, tax, depreciation and amortization (EBITDA) for the three months and six months ended March 31, 2015 were $7.8 million and $18.9 million, respectively, as compared to $4.2 million and $13.1 million for the three months and six months ended March 31, 2014, respectively.

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

EBITDA reconciles to net income as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$555	$(1,620)	$3,649	$87
Interest expense, net	481	491	980	623
Income tax expense (benefit)	1,635	(251)	3,872	1,323
Depreciation and amortization	5,133	5,543	10,390	11,061
EBITDA	$7,804	$4,163	$18,891	$13,094

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

We believe that the strategic use of our cash resources includes funding our new campus as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. In December 2014 and March 2015, we paid a quarterly cash dividend of $0.10 per share on our common stock. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Additionally, to the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $64.6 million as of March 31, 2015.

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

Operating Activities

Our cash provided by operating activities was $8.7 million for the six months ended March 31, 2015 compared to $16.1 million for the six months ended March 31, 2014. For the six months ended March 31, 2015, changes in our operating assets and liabilities resulted in cash outflows of $9.4 million and were primarily attributable to changes in deferred revenue, income tax payable and receivables. The decrease in deferred revenue resulted in a cash outflow of $5.7 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2015 compared to September 30, 2014. The change in income tax from a payable position to a receivable position resulted in cash used of $5.0 million and was primarily due to the timing of tax payments. The decrease in accounts receivable resulted in an inflow of $2.6 million and was primarily due to the release of the remaining $1.0 million reserve and receivable associated with prior year processing issues related to student funds received from a non-Title IV federal funding agency, as well as the receipt of $1.3 million in outstanding tenant improvement allowances related to the expansion of our Orlando, Florida campus.

For the six months ended March 31, 2014, changes in our operating assets and liabilities resulted in cash inflows of $0.1 million and were primarily attributable to changes in deferred revenue, prepaid expenses and other assets, income tax receivable and accounts payable and accrued expenses. The increase in deferred revenue resulted in a cash inflow of $3.6 million. The increase was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2014 compared to September 30, 2013. The increase in prepaid expenses and other current assets resulted in a net cash outflow of $1.2 million and was primarily attributable to prepayments made for software maintenance and financial aid processing services. The change in income tax from a payable position to a receivable position resulted in cash used of $1.3 million and was primarily due to the timing of tax payments. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $1.1 million and was primarily due to the timing of our payroll cycle.

Investing Activities

During the six months ended March 31, 2015, cash used in investing activities was $20.0 million. We had cash outflows of $24.4 million to purchase investments and cash inflows of $22.4 million from proceeds received upon maturity of investments. We had cash outflows for the purchase of property and equipment of $16.2 million, with $9.7 million related to the purchase of our Houston, Texas campus facility, $2.0 million related to the construction of our new Long Beach, California campus and the remainder related to the purchases of new and replacement training equipment for our ongoing operations. We anticipate investing an additional $13.0 million to $14.0 million in capital expenditures during the remainder of the year ending September 30, 2015, primarily related to the construction of our new Long Beach, California campus, the continued integration of our Automotive Technology & Diesel Technology II curriculum and purchases of new and replacement equipment for our ongoing operations.

During the six months ended March 31, 2014, cash used in investing activities was $11.6 million. We had cash outflows of $33.1 million to purchase investments and cash inflows of $26.1 million from proceeds received upon maturity of investments. We had cash outflows of $5.5 million related to the purchase of new and replacement training equipment for our ongoing operations.

Financing Activities
During the six months ended March 31, 2015, cash used in financing activities was $11.4 million and was primarily attributable to the repurchase of $6.1 million of our common stock in combination with the payment of cash dividends on December 19, 2014 and March 31, 2015 of $0.10 per share, totaling approximately $4.9 million.

During the six months ended March 31, 2014, cash used in financing activities was $5.6 million and was primarily attributable to the payment of cash dividends on December 20, 2013 and March 31, 2014 of $0.10 per share, totaling approximately $4.9 million.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the three months and six months ended March 31, 2015, we purchased 748,000 shares at an average price per share of $8.15 and a total cost of approximately $6.1 million. As of March 31, 2015, we have purchased 1,573,252 shares at an average price per share of $9.38 and a total cost of approximately $14.8 million under this program.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2014 Annual Report on Form 10-K, filed with the SEC on December 3, 2014. During the six months ended March 31, 2015, there have been no significant changes in our critical accounting policies.

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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our President and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2015 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business activities from September 2006 to the present. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013.  In response to a status update request from us, the Attorney General has requested and we have provided additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchase of equity securities for the three months ended March 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands) (2)
January 1-31, 2015	—	$—	—	$16,339
February 1-28, 2015	749,988	$8.15	748,000	$10,243
March 1-31, 2015	1,124	$9.62	—	$10,243
Total	751,112	$8.16	748,000	$10,243

(1)
1,988 shares purchased in February and all shares purchased in March represent shares of common stock withheld by us as payment of the individual's tax obligations on the vesting of shares of our common stock, which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan (the 2003 Plan). Such shares are returned to the pool of shares issuable under the 2003 Plan.

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

Date: May 1, 2015

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Eugene S. Putnam, Jr
Eugene S. Putnam, Jr.
President and Chief Financial Officer
(Principal Financial Office and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description
10.1	Lease Agreement, dated July 2, 2001, as amended February 27, 2015, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Filed herewith.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101
Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.