Form 10-Q
period 2015-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2015-08-07
CIK 1261654

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
For the quarterly period ended June 30, 2015

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
Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 30, 2015, there were 24,138,077 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

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

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	September 30, 2014
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$10,895	$38,985
Restricted cash	4,548	6,544
Investments, current portion	44,494	45,906
Receivables, net	12,563	12,118
Deferred tax assets, net	4,436	7,470
Prepaid expenses and other current assets	17,304	16,509
Total current assets	94,240	127,532
Investments, less current portion	5,002	11,257
Property and equipment, net	116,509	106,927
Goodwill	20,579	20,579
Deferred tax assets, net	14,773	11,923
Other assets	12,127	9,851
Total assets	$263,230	$288,069
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,384	$38,827
Deferred revenue	30,330	46,365
Accrued tool sets	3,709	3,806
Construction liability, current	7,488	1,252
Financing obligation, current	675	5,234
Income tax payable	—	4,336
Other current liabilities	2,504	2,515
Total current liabilities	87,090	102,335
Deferred rent liability	11,252	10,323
Financing obligation	31,959	32,478
Other liabilities	9,538	9,741
Total liabilities	139,839	154,877
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,898,656 shares issued and 24,138,077 shares outstanding as of June 30, 2015 and 30,838,460 shares issued and 24,825,881 shares outstanding as of September 30, 2014	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	177,311	174,376
Treasury stock, at cost, 6,760,579 shares as of June 30, 2015 and 6,012,579 as of September 30, 2014	(96,888)	(90,769)
Retained earnings	42,946	49,582
Accumulated other comprehensive income	19	—
Total shareholders’ equity	123,391	133,192
Total liabilities and shareholders’ equity	$263,230	$288,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues	$85,106	$91,329	$272,021	$283,080
Operating expenses:
Educational services and facilities	47,690	48,763	143,663	150,614
Selling, general and administrative	41,412	41,555	124,352	130,009
Total operating expenses	89,102	90,318	268,015	280,623
Income (loss) from operations	(3,996)	1,011	4,006	2,457
Other (expense) income:
Interest expense, net	(484)	(494)	(1,464)	(1,117)
Equity in earnings of unconsolidated affiliate	139	135	393	343
Other income	54	193	299	572
Total other expense, net	(291)	(166)	(772)	(202)
Income (loss) before income taxes	(4,287)	845	3,234	2,255
Income tax expense (benefit)	(1,312)	479	2,560	1,802
Net income (loss)	$(2,975)	$366	$674	$453
Other comprehensive income (net of tax):
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes(1)	$2	$—	$19	$—
Comprehensive income (loss)	$(2,973)	$366	$693	$453

Earnings per share:
Net income (loss) per share - basic	$(0.12)	$0.01	$0.03	$0.02
Net income (loss) per share - diluted	$(0.12)	$0.01	$0.03	$0.02
Weighted average number of shares outstanding:
Basic	24,138	24,618	24,477	24,641
Diluted	24,138	24,918	24,596	24,905
Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30
(1)The tax effect during the three months and nine months ended June 30, 2015 was not significant.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance as of September 30, 2014	30,838	$3	$174,376	6,013	$(90,769)	$49,582	$—	$133,192
Net income	—	—	—	—	—	674	—	674
Issuance of common stock under employee plans	65	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(4)	—	(39)	—	—	—	—	(39)
Stock-based compensation	—	—	2,974	—	—	—	—	2,974
Shares repurchased	—	—	—	748	(6,119)	—	—	(6,119)
Cash dividends declared	—	—	—	—	—	(7,310)	—	(7,310)
Equity interest in investee's unrealized gains on hedging derivatives, net of tax	—	—	—	—	—	—	19	19
Balance as of June 30, 2015	30,899	$3	$177,311	6,761	$(96,888)	$42,946	$19	$123,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$674	$453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,169	14,461
Amortization of assets subject to financing obligation	1,396	1,086
Amortization of held-to-maturity investments	1,348	1,869
Bad debt expense	749	2,869
Stock-based compensation	2,974	4,322
Excess tax benefit from stock-based compensation	—	(7)
Deferred income taxes	184	(2,509)
Equity in earnings of unconsolidated affiliate	(393)	(343)
Training equipment credits earned, net	(815)	(892)
(Gain) loss on disposal of property and equipment	(5)	385
Changes in assets and liabilities:
Restricted cash: Title IV credit balances	382	386
Receivables	(869)	682
Prepaid expenses and other current assets	(187)	(1,562)
Other assets	(807)	(442)
Accounts payable and accrued expenses	3,040	(3,878)
Deferred revenue	(16,035)	(8,261)
Income tax payable/receivable	(4,661)	963
Accrued tool sets and other current liabilities	(9)	662
Deferred rent liability	(323)	(1,148)
Other liabilities	23	746
Net cash (used in) provided by operating activities	(165)	9,842
Cash flows from investing activities:
Purchase of property and equipment	(21,746)	(7,787)
Proceeds from disposal of property and equipment	3	40
Purchase of investments	(26,061)	(46,333)
Proceeds received upon maturity of investments	32,380	40,243
Capitalized costs for intangible assets	(438)	—
Return of capital contribution from unconsolidated affiliate	346	238
Restricted cash: proprietary loan program	1,561	3,020
Net cash used in investing activities	(13,955)	(10,579)
Cash flows from financing activities:
Payment of cash dividend	(7,310)	(7,393)
Payment of financing obligation	(502)	(359)
Payment of payroll taxes on stock-based compensation through shares withheld	(39)	(237)
Excess tax benefit from stock-based compensation	—	7
Purchase of treasury stock	(6,119)	(1,423)
Net cash used in financing activities	(13,970)	(9,405)
Net decrease in cash and cash equivalents	(28,090)	(10,142)
Cash and cash equivalents, beginning of period	38,985	34,596
Cash and cash equivalents, end of period	$10,895	$24,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Nine Months Ended June 30,
	2015	2014
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$7,036	$3,411
Interest paid	$1,677	$1,342
Training equipment obtained in exchange for services	$483	$2,107
Depreciation of training equipment obtained in exchange for services	$886	$896
Change in accrued capital expenditures during the period	$224	$305
Construction period construction liability - construction in progress	$7,488	$5,868
Construction period financing obligation - building	$(4,825)	$4,825
Construction liability recognized as financing obligation	$—	$33,500
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
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K filed with the SEC on December 3, 2014.

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

Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2015 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current projections. Therefore, for the three months and nine months ended June 30, 2015, we calculated income taxes using the actual income tax rate for the respective periods.

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
The following tables present the impact of this revision on our condensed consolidated statement of comprehensive income for the three months and nine months ended June 30, 2014 and our condensed consolidated statement of cash flows for the nine months ended June 30, 2014:

	Three Months Ended June 30, 2014
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Comprehensive Income Data:
Revenues	$91,316	$13	$91,329
Educational services and facilities	$48,682	$81	$48,763
Selling, general and administrative	$41,561	$(6)	$41,555
Total operating expenses	$90,243	$75	$90,318
Income from operations	$1,073	$(62)	$1,011
Income before income taxes	$907	$(62)	$845
Income tax expense	$537	$(58)	$479
Net income	$370	$(4)	$366
Net income per share - basic	$0.02	$(0.01)	$0.01

	Nine Months Ended June 30, 2014
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Comprehensive Income Data:
Revenues	$283,047	$33	$283,080
Educational services and facilities	$150,445	$169	$150,614
Selling, general and administrative	$130,030	$(21)	$130,009
Total operating expenses	$280,475	$148	$280,623
Income from operations	$2,572	$(115)	$2,457
Income before income taxes	$2,370	$(115)	$2,255
Income tax expense	$1,845	$(43)	$1,802
Net income	$525	$(72)	$453
Net income per share - diluted	$0.02	$—	$0.02

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

	Nine Months Ended June 30, 2014
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows Data:
Net income	$525	$(72)	$453
Bad debt expense	$2,891	$(22)	$2,869
Deferred income taxes	$(2,510)	$1	$(2,509)
Restricted cash: Title IV credit balances	$—	$386	$386
Receivables	$765	$(83)	$682
Prepaid expenses and other current assets	$(1,731)	$169	$(1,562)
Deferred revenue	$(8,311)	$50	$(8,261)
Income tax payable (receivable)	$1,007	$(44)	$963
Other liabilities	$745	$1	$746
Net cash provided by operating activities	$9,456	$386	$9,842
Net decrease in cash and cash equivalents	$(10,528)	$386	$(10,142)
Cash and cash equivalents, beginning of period	$35,657	$(1,061)	$34,596
Cash and cash equivalents, end of period	$25,129	$(675)	$24,454
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

In May 2014, the FASB issued guidance which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In June 2015, the FASB deferred the effective date of the guidance by one year. This guidance is now effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption is now permitted for annual and interim reporting periods beginning after December 15, 2016. We do not plan to early adopt this guidance; accordingly, the standard will be effective for us starting with our fiscal year beginning October 1, 2018. We are currently evaluating the adoption methods and the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

4.  Postemployment Benefits
In October 2014, we completed a restructuring and provided postemployment benefits totaling approximately $1.2 million to approximately 50 impacted employees. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in May 2016.

The postemployment benefit accrual activity for the nine months ended June 30, 2015 was as follows:

	Liability Balance at September 30, 2014	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at June 30, 2015
Severance	$2,150	$1,499	$(2,621)	$(178)	$850
Other	16	205	(140)	(81)	—
Total	$2,166	$1,704	$(2,761)	$(259)	$850

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.

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

Amortized cost and fair value for investments classified as held-to-maturity at June 30, 2015 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$20,710	$12	$—	$20,722
Corporate bonds	19,172	—	(21)	19,151
Certificates of deposit	4,612	—	—	4,612
Due in 1 - 2 years:
Municipal bonds	2,854	3	(2)	2,855
Corporate bonds	1,401	1	(2)	1,400
Certificates of deposit	747	—	—	747
	$49,496	$16	$(25)	$49,487

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$795	$795	$—	$—
Corporate bonds	20,551	20,551	—	—
Municipal bonds	23,577	—	23,577	—
Certificates of deposit	5,359	—	5,359	—
Total assets at fair value on a recurring basis	$50,282	$21,346	$28,936	$—

		Fair Value Measurements Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$29,995	$29,995	$—	$—
Corporate bonds	20,854	20,854	—	—
Municipal bonds	31,151	—	31,151	—
Certificates of deposit	5,149	—	5,149	—
Total assets at fair value on a recurring basis	$87,149	$50,849	$36,300	$—

Our Level 2 investments are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

7.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2015	September 30, 2014
Land	—	$3,189	$1,456
Buildings and building improvements	30-35	58,943	50,306
Leasehold improvements	1-28	39,173	38,906
Training equipment	3-10	86,656	85,673
Office and computer equipment	3-10	38,432	37,271
Software developed for internal use	3-5	11,874	11,888
Curriculum development	5	18,716	18,716
Vehicles	5	1,229	1,207
Construction in progress	—	15,991	10,746
		274,203	256,169
Less accumulated depreciation and amortization		(157,694)	(149,242)
		$116,509	$106,927

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

Additionally, we entered into amended lease agreements for the buildings and land we did not acquire at our Houston, Texas campus, which extended the lease terms through December 31, 2018 and amended the payment schedules.

At June 30, 2015, construction in progress included $12.4 million related primarily to the design and construction of our Long Beach, California campus. See Note 8 for further discussion.

The following amounts, which are included in the above table, represent assets financed by financing obligations:

	June 30, 2015	September 30, 2014
Buildings and building improvements	$33,500	$33,500
Construction in progress	—	4,638
Assets financed by financing obligations, gross	33,500	38,138
Less accumulated depreciation and amortization	(2,947)	(1,551)
Assets financed by financing obligations, net	$30,553	$36,587

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

9.   Investment in Unconsolidated Affiliate

During the year ended September 30, 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (JV) related to the lease of our Lisle, Illinois campus facility. In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in other assets in our condensed consolidated balance sheet. We recognize our proportionate share of the JV’s net income or loss during each accounting period and any return of capital as a change in our investment.

Currently, the JV uses an interest rate cap to manage interest rate risk associated with its floating rate debt.  This derivative instrument is designated as a cash flow hedge based on the nature of the risk being hedged.
As such, the effective portion of the gain or loss on the derivative is initially reported as a component of the JV’s accumulated other comprehensive income or loss, net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings.  Any ineffective portion of the gain or loss is recognized in the JV’s current earnings.  Due to our equity method investment in the JV, when the JV reports a current year component of other comprehensive income (OCI), we, as an investor, likewise adjust our investment account for the change in investee equity.  In addition, we adjust our OCI for our share of the JV’s currently reported OCI item.  For the three months and nine months ended June 30, 2015, our share of the JV’s OCI was less than $0.1 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Investment in unconsolidated affiliate consists of the following:

	June 30, 2015		September 30, 2014
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in unconsolidated affiliate	$3,969	27.972%	$3,903	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Nine Months Ended June 30,
	2015	2014
Balance at beginning of period	$3,903	$4,000
Equity in earnings of unconsolidated affiliate	393	343
Return of capital contribution from unconsolidated affiliate	(346)	(238)
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes	19	—
Balance at end of period	$3,969	$4,105

10.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2015	September 30, 2014
Accounts payable	$14,047	$12,990
Accrued compensation and benefits	21,431	17,963
Other accrued expenses	6,906	7,874
	$42,384	$38,827

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business activities from September 2006 to September 2012. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013.  In response to a status update request from us, the Attorney General has requested and we have provided additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

On July 17, 2015, we received a subpoena from the U.S. Attorney’s Office for the Western District of North Carolina (U.S. Attorney's Office) issued pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  The subpoena covers a broad range of matters relating to our Mooresville, North Carolina campus operations over the past several years.  It also seeks documents and information relating to our compliance with the “90/10 rule,” and other programs and practices.  We intend to cooperate with the U.S. Attorney’s Office. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $0.3 million for each of the three months ended June 30, 2015 and 2014, and $1.1 million for each of the nine months ended June 30, 2015 and 2014. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Nine Months Ended June 30,		Inception to date
	2015	2014	2015	2014
Tuition and interest income excluded	$5,940	$6,289	$18,717	$20,542	$114,618
Amounts collected and recognized	(1,506)	(951)	(4,017)	(2,497)	(12,496)
Amounts written off	(2,456)	(2,173)	(8,704)	(6,436)	(40,259)
Net amount excluded during the period	$1,978	$3,165	$5,996	$11,609	$61,863
As of June 30, 2015, we had committed to provide loans to our students for approximately $116.4 million since inception.

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our condensed consolidated balance sheets:

	Nine Months Ended June 30,
	2015	2014
Balance at beginning of period	$70,759	$59,767
Loans extended	14,326	18,390
Interest accrued	2,233	2,134
Amounts collected and recognized	(4,017)	(2,497)
Amounts written off	(8,704)	(6,436)
Balance at end of period	$74,597	$71,358

Licensing Agreements

In April 2015, we entered into a licensing agreement that gives us the right to use certain trademarks in connection with the operation of our campuses and courses. The agreement has an initial term of four years, with options for three annual renewals totaling a seven year term. The maximum license fee over seven years is $2.3 million.

12.  Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 19, 2014, March 31, 2015 and June 30, 2015, we paid cash dividends of $0.10 per share to common stockholders of record as of December 8, 2014, March 20, 2015 and June 19, 2015, respectively, totaling approximately $7.3 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the three months ended June 30, 2015. During the nine months ended June 30, 2015, we purchased 748,000 shares at an average price per share of $8.15 and a total cost of approximately$6.1 million. As of June 30, 2015, we have purchased 1,573,252 shares at an average price per share of $9.38 and a total cost of approximately $14.8 million under this program.

13.   Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, if any. For the three months ended June 30, 2014, 394,687 shares which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the nine months ended June 30, 2015 and 2014, 527,189 shares and 494,372 shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the three months ended June 30, 2015, diluted loss per share equaled basic loss per share as the assumed activity related to outstanding stock-based grants would have an anti-dilutive effect.
The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,138	24,618	24,477	24,641
Dilutive effect related to employee stock plans	—	300	119	264
Diluted shares outstanding	24,138	24,918	24,596	24,905

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Summary information by reportable segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues
Postsecondary education	$82,098	$88,784	$263,101	$274,988
Other	3,008	2,545	8,920	8,092
Consolidated	$85,106	$91,329	$272,021	$283,080
Income (loss) from operations
Postsecondary education	$(3,296)	$1,907	$6,055	$4,524
Other	(700)	(896)	(2,049)	(2,067)
Consolidated	$(3,996)	$1,011	$4,006	$2,457
Depreciation and amortization
Postsecondary education	$4,678	$4,983	$14,327	$15,276
Other	97	83	238	271
Consolidated	$4,775	$5,066	$14,565	$15,547
Net income (loss)
Postsecondary education	$(2,626)	$826	$1,636	$1,432
Other	(349)	(460)	(962)	(979)
Consolidated	$(2,975)	$366	$674	$453

			June 30, 2015	September 30, 2014
Goodwill
Postsecondary education			$20,579	$20,579
Other			—	—
Consolidated			$20,579	$20,579
Total assets
Postsecondary education			$256,426	$282,501
Other			6,804	5,568
Consolidated			$263,230	$288,069

15.   Government Regulation and Financial Aid

In April 2015, ED commenced an ordinary course program review of our administration of the Title IV programs in which we participate for our Avondale, Arizona campus and additional locations of that campus. The site visit related to the review was completed the week of April 20, 2015 and covered the 2013-2014 and 2014-2015 award years. We have not received the initial report from ED in the initially anticipated time frame and have had no further communications from ED.

On October 31, 2014, ED published final regulations, including new metrics to evaluate whether a program of study prepares students for gainful employment in a recognized occupation.  As disclosed in our 2014 Annual Report on Form 10-K filed with the SEC on December 3, 2014, the Association of Private Sector Colleges and Universities, a trade group representing 1,400 for-profit colleges, filed a lawsuit in the U.S. District Court for the District of Columbia to stop the rules from taking effect. However, on June 23, 2015, the court ruled in favor of

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

ED, allowing the regulations to become effective on July 1, 2015. The gainful employment metrics use debt and earnings data that institutions report on former students to determine student debt as a percentage of both annual and discretionary earnings (DE metrics), with outcomes including pass, zone and fail. A program failing both the annual and discretionary DE metrics for two out of any three consecutive years will lose eligibility to participate in the Title IV programs for a period of three years. A program will also lose eligibility if it fails to pass either DE metric (that is, it receives only failing or zone scores) for four consecutive years. Institutions will also be limited in their ability to add programs similar to the ineligible programs. ED has stated that the first year of official gainful employment rates and their associated program outcomes will be issued during calendar year 2016 and annually thereafter, but the precise timing of their issuance is unknown. The earliest that any gainful employment program could lose eligibility is 2017. For further discussion, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs” included in in our 2014 Annual Report on Form 10-K filed with the SEC on December 3, 2014.

16.  Purchase Transaction

In April 2015, we entered into an agreement with Roush & Yates Racing Engines, LLC (Roush Yates) to purchase performance engine machining and building curriculum, related materials and guides and the name Roush Yates School of Technology and variants thereof. The purchase price for the agreement is $0.3 million upon execution with an additional $0.5 million payable if certain co-development milestones are met. Additionally, there is an earn-out fee over the final four years of a seven-year term if revenues exceed a certain threshold. Under the agreement, Roush Yates will donate consumable raw materials to support courses under the curriculum, assist us in modifying the existing curriculum and assist us in locating and training instructors. The agreement also includes a two-year non-compete clause following the seven-year term of the agreement.

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

We recorded the following assets on our condensed consolidated balance sheet as of June 30, 2015 related to the purchase transaction:

Prepaid expenses and other current assets	$434
Property and equipment, net	137
Other assets	1,473
Total assets	$2,044

Additionally, we recorded a total of approximately $1.5 million in accounts payable and accrued expenses and other liabilities on our condensed consolidated balance sheet as of June 30, 2015 representing the present value of payments not yet made.

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

2015 Overview

Operations

Lower student population levels as we began 2015 resulted in declines of 9.7% and 7.6% in our average undergraduate full-time student enrollment to approximately 12,100 and 13,400 students for the three months and nine months ended June 30, 2015, respectively. We started approximately 1,900 students during the three months ended June 30, 2015, which was flat with the prior year comparable period. For the nine months ended June 30, 2015, we started approximately 6,400 students, which represents a decrease of 12.3% as compared to the prior year comparable period.

Several factors continue to challenge our ability to start new students, including the following:

•
Incentive compensation changes which became effective July 1, 2011 limited the means by which we may compensate our admissions representatives and required significant changes to our compensation and performance management processes;

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

Our revenues for the three months ended June 30, 2015 were $85.1 million, a decline of $6.2 million, or 6.8%, from the comparable period in the prior year. Revenues were negatively impacted by the decline in our average undergraduate full-time student enrollment, which was partially offset by tuition rate increases. Additionally, our results of operations were impacted by an increase in advertising expenses, as we continue to invest in efforts to optimize our media mix. Offsetting the increase in advertising expenses was a decrease in compensation costs. We incurred an operating loss of $4.0 million compared to operating income of $1.0 million, and a net loss of $3.0 million compared to net income of $0.4 million, as a result of the overall decline in revenues for the period.

Our revenues for the nine months ended June 30, 2015 were $272.0 million, a decline of $11.1 million, or 3.9%, from the comparable period in the prior year. Revenues were negatively impacted by the decline in our average undergraduate full-time student enrollment, which was partially offset by tuition rate increases. Additionally, our results of operations were impacted by an increase in advertising expenses, as we continue to invest in efforts to optimize our media mix. Offsetting the increase in advertising expenses were decreases in compensation costs, contract services expense and bad debt expense. Operating income increased to $4.0 million from $2.5 million and net income increased to $0.7 million from $0.5 million as a result of the overall decline in operating costs for the period.

In response to these challenges, we continue to manage discretionary operating costs, develop our strong industry relationships and provide alternative financial solutions to help students achieve their educational goals. We continue to work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from employers of our graduates. Additionally, we have taken steps to optimize our advertising spend, balancing the quality and quantity of inquiries, and we have implemented programs to improve the effectiveness of our admissions processes.

Transactions

Houston, Texas

In March 2015, we purchased the majority of the buildings and land for our Houston, Texas campus. The purchase price of $9.4 million, excluding fees, was allocated between the buildings ($7.7 million) and land ($1.7 million) based on the ratio of appraised values. Additionally, we entered into amended lease agreements for the buildings and land we did not acquire at our Houston, Texas campus, which extended the lease terms through December 31, 2018 and amended the payment schedules. See Note 7 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion.

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

During the nine months ended June 30, 2015, we have incurred approximately $2.0 million in operating expenses related to opening our new campus and we anticipate we will incur an additional $2.8 million to $3.2 million during the year ending September 30, 2015. We anticipate this new campus will become profitable in 2016.

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

Roush Yates

In April 2015, we entered into an agreement with Roush Yates to purchase performance engine machining and building curriculum, related materials and guides and the name Roush Yates School of Technology and variants thereof. We also entered into a commercial lease agreement and an equipment lease agreement. The commercial lease is for approximately 8,000 square feet within Roush Yates' existing space and has an initial four-year term commencing on October 28, 2015, with annual renewals following the initial term. The equipment lease has a four year term, but may be extended beyond such expiration by mutual negotiation. See Note 16 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion.

Automotive Technology and Diesel Technology II Integration

We began teaching the Automotive Technology and Diesel Technology II curricula at our Orlando, Florida campus in January 2015. We anticipate incurring approximately $1.0 million to $1.2 million in operating expenses related to these integration activities during the year ending September 30, 2015. Additionally, we anticipate offering this curricula at our Long Beach, California campus at the time of opening in the middle of August 2015.

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

During the three months ended March 31, 2015, we received approval from the California SAA to use veterans’ benefits to fund courses taught using this curricula in California under the alternative method we proposed. Additionally, we received approval from the Florida SAA to use veterans’ benefits to fund all course combinations taught using this curricula in Florida under the alternative methodology. Veterans have been approved by the Texas SAA to use their benefits since July 2012 to fund tuition for this curricula at our Dallas/Ft. Worth, Texas campus under our original delivery methodology. As previously reported, we have been in contact with the Texas SAA regarding the potential transition to the alternative delivery methodology. Based on recent communication, we now believe that the Texas SAA will not accept the alternative delivery methodology for the Dallas/Ft. Worth, Texas campus, and we are working to develop a unique delivery methodology for this campus. If we are unable to provide a delivery methodology that is satisfactory to the Texas SAA, veterans would not be able to use their benefits to fund tuition for the programs offered at this campus. The Texas SAA has indicated that it could withdraw approval as early as August 15, 2015. We recorded approximately $6.1 million in revenues from veteran students at our Dallas/Ft. Worth campus during the year ended September 30, 2014, and we have recorded approximately $4.5 million in revenues from veteran students at this campus during the nine months ended June 30, 2015.

Graduate Employment

Our consolidated graduate employment rate for our 2014 graduates during the nine months ended June 30, 2015 is above the rate at the same time in the prior year. The rate has improved for our Automotive and Diesel Technology, Marine and Motorcycle programs while the rate has declined for our Collision Repair program.

Regulatory Environment

In April 2015, the ED commenced an ordinary course program review of our administration of the Title IV programs in which we participate for our Avondale, Arizona campus and additional locations of that campus. The site visit related to the review was completed the week of April 20, 2015 and covered the 2013-2014 and 2014-2015 award years. We have not received the initial report from ED in the initially anticipated time frame and have had no further communications from ED.

On October 31, 2014, ED published final regulations, including new metrics to evaluate whether a program of study prepares students for gainful employment in a recognized occupation.  As disclosed in our 2014 Annual Report on Form 10-K filed with the SEC on December 3, 2014, the Association of Private Sector Colleges and Universities, a trade group representing 1,400 for-profit colleges, filed a lawsuit in the U.S. District Court for the District of Columbia to stop the rules from taking effect. However, on June 23, 2015, the court ruled in favor of ED, allowing the regulations to become effective on July 1, 2015. The gainful employment metrics use debt and earnings data that institutions report on former students to determine student debt as a percentage of both annual and discretionary earnings (DE metrics), with outcomes including pass, zone and fail. A program failing both the annual and discretionary DE metrics for two out of any three consecutive years will lose eligibility to participate in the Title IV programs for a period of three years. A program will also lose eligibility if it fails to pass either DE metric (that is, it receives only failing or zone scores) for four consecutive years. Institutions will also be limited in their ability to add programs similar to the ineligible programs. ED has stated that the first year of official gainful employment rates and their associated program outcomes will be issued during calendar year 2016 and annually thereafter, but the precise timing of their issuance is unknown. The earliest that any gainful employment program could lose eligibility is 2017. For further discussion, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs” included in in our 2014 Annual Report on Form 10-K filed with the SEC on December 2, 2014.

"90/10" Rule

In connection with our recent review of our methodology for assessing our compliance with the "90/10 Rule," we have determined that it would be appropriate to revise the manner in which we treat certain stipends, primarily those awarded to recipients of veterans benefits. The revision, which does not impact our historical or current compliance with the rule, relates to the application of technical regulatory guidance in a circumstance where a student has multiple sources of tuition funding including Title IV funds and a portion of those funds is used as a stipend. We have reflected the approximate impact of this revision on our 90/10 calculation for the periods presented below:

	Consolidated		Range for OPEIDs
Year Ended September 30,	As Reported	As Revised	As Reported	As Revised
2014	66%	74%	63% - 68%	72% - 75%
2013	68%	76%	66% - 69%	74% - 78%
2012	75%	80%	74% - 75%	78% - 82%

For further discussion related to the rule, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - The “90/10 Rule.”” included in in our 2014 Annual Report on Form 10-K filed with the SEC on December 3, 2014.

2015 Outlook

Based on the results for the nine months ended June 30, 2015, our guidance for the full year ending September 30, 2015 remains relatively unchanged. We expect revenue to decline approximately 3 to 4%, however, excluding the impact of pre-opening costs of our new campus, we expect to see year over year growth in operating income. We expect new student starts as well as our average student population to be down for the full year in the mid-single digits.  We are cautiously optimistic that with a slight pick up in our pacing, we could see slight year over year growth in new student starts in the fourth quarter. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	56.0%	53.4%	52.8%	53.2%
Selling, general and administrative	48.7%	45.5%	45.7%	45.9%
Total operating expenses	104.7%	98.9%	98.5%	99.1%
Income (loss) from operations	(4.7)%	1.1%	1.5%	0.9%
Interest expense, net	(0.5)%	(0.5)%	(0.6)%	(0.4)%
Other income	0.2%	0.3%	0.3%	0.3%
Total other expense, net	(0.3)%	(0.2)%	(0.3)%	(0.1)%
Income (loss) before income taxes	(5.0)%	0.9%	1.2%	0.8%
Income tax expense (benefit)	(1.5)%	0.5%	1.0%	0.6%
Net income (loss)	(3.5)%	0.4%	0.2%	0.2%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014, and Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
Revenues. Our revenues for the three months ended June 30, 2015 were $85.1 million, a decrease of $6.2 million, or 6.8%, as compared to revenues of $91.3 million for the three months ended June 30, 2014. The 9.7% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $8.5 million. The decrease was partially offset by tuition rate increases between 2% and 4%, depending on the program. Our revenues for the three months ended June 30, 2015 and 2014 excluded $5.1 million and $5.6 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $1.5 million and $1.0 million of revenues and interest under the proprietary loan program for the three months ended June 30, 2015 and 2014, respectively.
Our revenues for the nine months ended June 30, 2015 were $272.0 million, a decrease of $11.1 million, or 3.9%, as compared to revenues of $283.1 million for the nine months ended June 30, 2014. The 7.6% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $21.2 million. The decrease was partially offset by tuition rate increases between 2% and 4%, depending on the program. Our revenues for the nine months ended June 30, 2015 and 2014 excluded $16.5 million and $18.4 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $4.0 million and $2.5 million of revenues and interest under the proprietary loan program for the nine months ended June 30, 2015 and 2014, respectively.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and nine months ended June 30, 2015 were $47.7 million and $143.7 million, respectively. This represents decreases of $1.1 million and $6.9 million, as compared to $48.8 million and $150.6 million, respectively, for the three months and nine months ended June 30, 2014.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Salaries expense	$21,363	$21,811	$63,848	$65,975
Employee benefits and tax	3,930	4,035	11,860	12,530
Bonus expense	386	211	1,187	449
Stock-based compensation	74	148	219	482
Compensation and related costs	25,753	26,205	77,114	79,436
Occupancy costs	8,796	8,696	26,761	27,242
Depreciation and amortization expense	4,431	4,609	13,597	13,926
Other educational services and facilities expense	3,361	3,747	10,020	11,301
Supplies and maintenance	2,196	2,321	6,699	7,260
Tools and training aids expense	2,092	1,959	6,158	6,814
Contract services expense	1,061	1,226	3,314	4,635
	$47,690	$48,763	$143,663	$150,614
The following factors contributed to the decreases in compensation and related costs of $0.4 million and$2.3 million for the three months and nine months ended June 30, 2015, respectively, as compared to the same periods in the prior year:
•Salaries expense decreased approximately $0.4 million for the three months ended June 30, 2015 due to the restructuring undertaken in September and October 2014 and planned employee attrition during the year resulting from our focus on controlling costs. The restructuring and attrition primarily impacted non-instructor positions and related salaries expense, while instructor salaries remained consistent with the prior year comparable period. Salaries expense decreased approximately $2.2 million for the nine months ended June 30, 2015 due to the restructuring and planned employee attrition. The decreases were partially offset by normal salary merit increases.
•Employee benefits and tax decreased $0.6 million for the nine months ended June 30, 2015 as a result of the decrease in the number of employees as well as a decrease in self-insurance medical claims.
•Bonus expense increased $0.7 million for the nine months ended June 30, 2015 primarily due to recording expense based on anticipated annual operating results and attainment of non-financial metrics, which is higher than the prior year comparable period. Additionally, bonus expense increased as a result of long-term incentive cash awards granted during September 2014 in lieu of stock compensation for certain employees.

Contract services expense decreased $1.3 million during the nine months ended June 30, 2015, as compared to the same period in the prior year. The decrease was primarily due to expenses incurred in the prior year comparable period in support of the relocation of our Glendale Heights, Illinois campus to Lisle, Illinois as well as expenses associated with outsourcing certain financial aid processes.

During the nine months ended June 30, 2015, we incurred approximately $1.3 million in educational services and facilities expenses related to opening our new campus in Long Beach, California.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and nine months ended June 30, 2015 were $41.4 million and $124.4 million, respectively. This represents decreases of $0.2 million and $5.6 million, as compared to $41.6 million and $130.0 million for the three months and nine months ended June 30, 2014, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Salaries expense	$16,632	$18,171	$49,937	$54,350
Employee benefits and tax	3,282	3,610	10,194	11,158
Bonus expense	956	641	4,049	1,461
Stock-based compensation	702	1,068	2,755	3,873
Compensation and related costs	21,572	23,490	66,935	70,842
Advertising expense	12,104	9,139	33,866	30,234
Other selling, general and administrative expenses	5,495	6,207	17,566	19,898
Contract services expense	1,168	1,051	3,381	3,649
Bad debt expense	442	895	749	2,869
Depreciation and amortization expense	631	773	1,855	2,517
	$41,412	$41,555	$124,352	$130,009
The following factors contributed to the decreases in compensation and related costs of $1.9 million and $3.9 million for the three months and nine months ended June 30, 2015, respectively, as compared to the same periods in the prior year:
•Salaries expense decreased approximately $1.6 million and $4.5 million for the three months and nine months ended June 30, 2015, respectively. The decreases were attributable to the restructurings undertaken in September and October 2014 and planned employee attrition over the last year resulting from our focus on controlling costs. The restructuring primarily impacted admissions employees and related salaries expense. The decrease was partially offset by normal salary merit increases. Additionally, severance charges increased approximately $1.1 million for the nine months ended June 30, 2015, as compared to the same period in the prior year, primarily related to charges for the October 2014 restructuring.
•Employee benefits and tax decreased $0.3 million and $1.0 million for the three months and nine months ended June 30, 2015, respectively, as a result of the decrease in the number of employees as well as a decrease in self-insurance medical claims.
•Bonus expense increased $0.4 million and $2.5 million for the three months and nine months ended June 30, 2015, respectively. The increase in bonus expense is attributable to recording expense based on anticipated annual operating results and attainment of non-financial metrics, which is higher than the prior year comparable period. Additionally, bonus expense increased as a result of long-term incentive cash awards granted during September 2014 in lieu of stock compensation for certain employees.

•Stock compensation decreased $0.4 million and $1.1 million for the three months and nine months ended June 30, 2015, respectively, primarily due to a reduction in overall grant levels over the past several years, including the cash incentive awards discussed above.
Advertising expense increased $3.0 million and $3.7 million for the three months and nine months ended June 30, 2015, respectively, as compared to the same periods in the prior year. The increases were primarily attributable to higher inquiry generation expenses, as we continue to invest in efforts to optimize our media mix; additionally, competitive pressures led to price increases and a tighter market for television and internet advertising. Partially offsetting the increase for the nine months ended June 30, 2015 was a decrease in production costs due to certain commercial and direct mail campaigns completed in the prior year. We continue to focus on identifying the optimal balance between quality and quantity of inquiries from potential students. Advertising expense as a percentage of revenues for the three months and nine months ended June 30, 2015 was approximately 14.2% and 12.4%, respectively. We anticipate that our advertising expense will be approximately 12% of revenues for the year ending September 30, 2015.
Bad debt expense decreased $2.1 million for the nine months ended June 30, 2015 as compared to the same period in the prior year. During the three months ended March 31, 2015, we reversed approximately $1.0 million of bad debt expense recorded in 2011 and 2012 for processing issues related to student funds received from a non-Title IV federal funding agency. Based on communication with the agency, we determined it was no longer probable that we will be required to return such funds.

During the nine months ended June 30, 2015, we incurred approximately $0.7 million in selling, general and administrative expenses related to opening our new campus in Long Beach, California.
Income taxes. Our income tax benefit for the three months ended June 30, 2015 was $1.3 million, or 30.6% of pre-tax loss, compared to income tax expense of $0.5 million, or 56.7% of pre-tax income, for the three months ended June 30, 2014. Our provision for income taxes for the nine months ended June 30, 2015 was $2.6 million, or 79.2% of pre-tax income, compared to $1.8 million, or 79.9% of pre-tax income, for the nine months ended June 30, 2014. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits, and due to tax expense related to share-based compensation.

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
The write-off of the deferred tax asset resulted in income tax expense of approximately $0.8 million for the nine months ended June 30, 2015. Although we cannot predict the price of our stock, if our stock price remains relatively consistent with its current trading price, the impact of any adjustments to the deferred tax asset and related income tax expense for the year ending September 30, 2015 is expected to be in the range of $1.5 million to $1.6 million.
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

Non-GAAP Financial Measures

Our earnings before interest, tax, depreciation and amortization (EBITDA) for the three months and nine months ended June 30, 2015 were $1.3 million and $20.1 million, respectively, as compared to $6.7 million and $19.8 million for the three months and nine months ended June 30, 2014, respectively.

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

EBITDA reconciles to net income as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$(2,975)	$366	$674	$453
Interest expense, net	484	494	1,464	1,117
Income tax expense (benefit)	(1,312)	479	2,560	1,802
Depreciation and amortization	5,061	5,381	15,451	16,443
EBITDA	$1,258	$6,720	$20,149	$19,815

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

We believe that the strategic use of our cash resources includes funding our new campus as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. In December 2014, March 2015 and June 2015, we paid a quarterly cash dividend of $0.10 per share on our common stock. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Additionally, to the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $55.4 million as of June 30, 2015.

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

Operating Activities

Our cash used in operating activities was $0.2 million for the nine months ended June 30, 2015 compared to cash provided by operating activities of $9.8 million for the nine months ended June 30, 2014. For the nine months ended June 30, 2015, changes in our operating assets and liabilities resulted in cash outflows of $19.4 million and were primarily attributable to changes in deferred revenue, income tax payable and accounts payable and accrued expenses. The decrease in deferred revenue resulted in a cash outflow of $16.0 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at June 30, 2015 compared to September 30, 2014. The change in income tax from a payable position to a receivable position resulted in cash used of $4.7 million and was primarily due to the timing of tax payments. The increase in accounts payable and accrued expenses resulted in a cash inflow of $3.0 million. The increase was primarily attributable to timing of invoices and capital expenditures.

For the nine months ended June 30, 2014, changes in our operating assets and liabilities resulted in cash outflows of $11.9 million and were primarily attributable to changes in deferred revenue, accounts payable and accrued expenses, prepaid expenses and other current assets and deferred rent. The decrease in deferred revenue resulted in a cash outflow of $8.3 million. The increase was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at June 30, 2014 compared to September 30, 2013. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $3.9 million. The decrease was primarily due to a decrease in accrued expenses resulting from fewer proprietary loans purchased from the bank during the period, as well as a decrease in accrued legal expense following the settlement of litigation during the year ended September 30, 2013. Accounts payable and accrued expenses also included a cash inflow related to accrued compensation and benefits, primarily driven by the timing of our payroll cycle. The increase in prepaid expenses and other current assets resulted in a net cash outflow of $1.2 million and was primarily attributable to prepayments made for software maintenance and financial aid processing services. The change in income tax from a payable position to a receivable position resulted in cash used of $1.3 million and was primarily due to the timing of tax payments. The increase in prepaid expenses and other current assets resulted in a cash outflow of $1.6 million and was primarily attributable to prepayments made for software maintenance and financial aid processing services.

Investing Activities

During the nine months ended June 30, 2015, cash used in investing activities was $14.0 million. We had cash inflows of $32.4 million from proceeds received upon maturity of investments and cash outflows of $26.0 million to purchase investments. We had cash outflows for the purchase of property and equipment of $21.7 million, with $9.7 million related to the purchase of our Houston, Texas campus facility, $6.5 million related to the construction of our new Long Beach, California campus and the remainder related to the purchases of new and replacement training equipment for our ongoing operations. We anticipate investing an additional $11.0 million to $12.0 million in capital expenditures during the remainder of the year ending September 30, 2015, primarily related to the construction of our new Long Beach, California campus and purchases of new and replacement equipment for our ongoing operations.

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

Financing Activities
During the nine months ended June 30, 2015, cash used in financing activities was $14.0 million and was primarily attributable to the repurchase of $6.1 million of our common stock in combination with the payment of cash dividends on December 19, 2014, March 31, 2015 and June 30, 2015 of $0.10 per share, totaling approximately $7.3 million.

During the nine months ended June 30, 2014, cash used in financing activities was $9.4 million and was primarily attributable to the payment of cash dividends on December 20, 2013, March 31, 2014 and June 30, 2014 of $0.10 per share, totaling approximately $7.4 million in combination with the repurchase of approximately $1.4 million of treasury stock.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the nine months ended June 30, 2015, we purchased 748,000 shares at an average price per share of $8.15 and a total cost of approximately $6.1 million. As of June 30, 2015, we have purchased 1,573,252 shares at an average price per share of $9.38 and a total cost of approximately $14.8 million under this program.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2014 Annual Report on Form 10-K, filed with the SEC on December 3, 2014. During the nine months ended June 30, 2015, there have been no significant changes in our critical accounting policies.

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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our President and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2015 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business activities from September 2006 to September 2012. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013.  In response to a status update request from us, the Attorney General has requested and we have provided additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

On July 17, 2015, we received a subpoena from the U.S. Attorney’s Office for the Western District of North Carolina (U.S. Attorney's Office) issued pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  The subpoena covers a broad range of matters relating to our Mooresville, North Carolina campus operations over the past several years.  It also seeks documents and information relating to our compliance with the “90/10 rule,” and other programs and practices.  We intend to cooperate with the U.S. Attorney’s Office. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchase of equity securities for the three months ended June 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands) (2)
April 1-30, 2015	—	$—	—	$10,243
May 1-31, 2015	—	$—	—	$10,243
June 1-30, 2015	403	$8.62	—	$10,243
Total	403	$8.62	—	$10,243

(1)
All shares purchased in June represent shares of common stock withheld by us as payment of the individual's tax obligations on the vesting of shares of our common stock, which were granted subject to forfeiture restrictions under our 2003 Incentive Compensation Plan (the 2003 Plan). Such shares are returned to the pool of shares issuable under the 2003 Plan.

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

Date: August 7, 2015

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
101
Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.