Form 10-K
period 2015-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2015-12-02
CIK 1261654

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
For the fiscal year ended September 30, 2015

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
Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At November 23, 2015, 24,233,296 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2015) was approximately $204,800,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

ii

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) and Section 27A of the Securities Act of 1933, as amended (Securities Act), which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments, or agency interpretations of such regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals, strategies and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.
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

PART I
ITEM 1. BUSINESS
Overview
We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time enrollment and graduates. We offer undergraduate degree or diploma programs at 12 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NASCAR Tech). We also offer manufacturer specific advanced training programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 50 years.
For the year ended September 30, 2015, our average undergraduate full-time student enrollment was approximately 13,200.
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
We are a primary, and often the sole, provider of manufacturer specific advanced training (MSAT) programs, and we have relationships with over 30 OEMs, including the following, and their associated brands:

American Honda Motor Co., Inc.	Mercedes-Benz USA, LLC
BMW of North America, LLC	Mercury Marine, a division of Brunswick Corp.
BMW Motorrad of North America, LLC	Navistar International Corp.
Bombardier Produits Recreatifs (BRP), Inc.	Nissan North America, Inc.
Cummins Rocky Mountain, a subsidiary of Cummins, Inc.	Peterbilt Motors Company
Daimler Trucks N.A.	Porsche Cars of North America, Inc.
FCA US LLC (fka Chrysler Group LLC)	Suzuki Motor of America, Inc.
Ford Motor Co.	Toyota Motor Sales, U.S.A., Inc.
General Motors Co.	Volvo Cars of North America, LLC
Harley-Davidson Motor Co.	Volvo Penta of the Americas, Inc.
Kawasaki Motors Corp., U.S.A.	Yamaha Motor Corp., USA
KTM of North America, Inc.

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
We collaborate with employers to help prospective students and their families understand the potential career opportunities that may be available after completing one of our programs. Employers are raising awareness of the benefits of a technician career path for prospective students in our marketing materials, at special events highlighting the high-tech nature of being a technician on-site at employer locations, and during open houses at our campuses.

Our national multi-media marketing strategies are designed to drive new student growth by building brand awareness and differentiation and generating inquiries from qualified prospective students.

We continue to optimize our national and local marketing initiatives, tools and systems with the goals of cost-effectively achieving the optimal balance between generating a strong volume of inquiries from adult students and maximizing the percentage of inquiries from students with a high propensity to attend our programs.
Partnering with employers and focusing on our marketing strategies is part of an effort to increase positive perception of technical careers and our programs. We are working to build relationships on military bases, in high schools, with local and state businesses and education and policy leaders to educate them on the value we create for our students, local employers, the economy and the community.
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
Our strategy is to provide students with an excellent return on their educational investment by offering training that is not typically available through other providers, is tailored to industry standards and requirements, improves students’ opportunities to find employment and maximizes their earnings potential in a secure, growing industry.
We are focused on adding new campus locations in key regions where there is strong student interest and employer demand for our graduates. Opening our Long Beach, California campus in August 2015 is an example of this ongoing strategy Through organic growth and strategic acquisition of campus locations, we believe we can leverage our national capabilities and marketing initiatives, make our education accessible and convenient for more students and decrease student relocation costs.
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

Schools and Programs
Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NASCAR Tech). The majority of our undergraduate programs are designed to be completed in 45 to 102 weeks and culminate in an associate of occupational studies degree or diploma, depending on the program and campus. Tuition ranges from approximately $21,600 to $58,500 per program, depending on the nature and length of the program. Our campuses are accredited and our undergraduate programs are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (HEA), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED). Our programs are also eligible for financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs (VA) and under the Workforce Investment Act.

Our undergraduate schools and programs are summarized in the following table:

		Date
		Training
Location	Brand	Commenced	Principal Programs
Arizona (Avondale)*	UTI	1965	Automotive; Diesel & Industrial
Arizona (Phoenix)	MMI	1973	Motorcycle
California (Long Beach)*	UTI	2015	Automotive; Diesel & Industrial; Collision Repair and Refinishing
California (Rancho Cucamonga)	UTI	1998	Automotive; Diesel & Industrial
California (Sacramento)*	UTI	2005	Automotive; Diesel & Industrial; Collision Repair and Refinishing
Florida (Orlando)*	UTI/MMI	1986	Automotive; Diesel & Industrial; Motorcycle; Marine
Illinois (Lisle)	UTI	1988	Automotive; Diesel & Industrial
Massachusetts (Norwood)	UTI	2005	Automotive; Diesel & Industrial
North Carolina (Mooresville)	NASCAR Tech	2002	Automotive; Automotive with NASCAR
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel & Industrial
Texas (Dallas/Ft. Worth)*	UTI	2010	Automotive; Diesel & Industrial
Texas (Houston)	UTI	1983	Automotive; Diesel & Industrial; Collision Repair and Refinishing

* Indicates a campus location that offers our Automotive and Diesel Technology II curricula.

In October 2014, we entered into a build-to-suit facility lease agreement related to the design and construction of a new campus in Long Beach, California. We opened the Long Beach, California campus in August 2015.

Universal Technical Institute (UTI)
UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are accredited by the National Automotive Technical Education Foundation (NATEF), a division of the Institute for Automotive Service Excellence (ASE). In order to apply for NATEF accreditation, a school must meet the NATEF curriculum requirements and also must have graduated its first class. We offer the following programs under the UTI brand:

•
Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. In 2010, we began offering this program as Automotive Technology II in a blended learning format which combines daily instructor-led theory and hands-on lab training complimented by interactive web-based learning. Automotive Technology II is currently offered at our Avondale, Arizona; Dallas/Ft. Worth, Texas; Long Beach, California; Orlando, Florida and Sacramento, California campuses. The program ranges from 51 to 72 weeks in duration and tuition ranges from approximately $31,700 to $45,350. Graduates of this program are qualified to work as entry-level service technicians in automotive dealer service departments or automotive repair facilities.

•	Diesel & Industrial Technology. Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. In 2010, we began offering this program as Diesel Technology II in the blended learning format described above; Diesel Technology II is currently offered at our Avondale, Arizona; Dallas/Ft. Worth, Texas; Long Beach, California; Orlando, Florida and Sacramento, California campuses. The program is 45 to 60 weeks in duration and tuition ranges from approximately $29,500 to $37,650. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•
Automotive Technology and Diesel Technology II. Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. In 2010, we began offering this program in the blended learning format described above. The program ranges from 75 to 102 weeks in duration and tuition ranges from approximately $42,950 to $58,500. Graduates of this program typically can work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships.

•
Automotive/Diesel & Industrial Technology. Established in 1970, the Automotive/Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 100 weeks in duration and tuition ranges from approximately $40,350 to $51,750. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•
Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program is designed to teach students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program ranges from 45 to 54 weeks in duration and tuition ranges from approximately$27,950 to $36,400. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•
Motorcycle. Established in 1973, the MMI motorcycle program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 48 to 102 weeks in duration and tuition ranges from approximately $21,600 to $45,650. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by seven major motorcycle manufacturers. We have agreements relating to specific motorcycle training and elective programs with American Honda Motor Co., Inc.; BMW Motorrad of North America, LLC; Harley-Davidson Motor Co.; Kawasaki Motors Corp., U.S.A.; KTM North America, Inc.; Suzuki Motor of America, Inc. and Yamaha Motor Corp., USA. We have agreements for dealer training with American Honda Motor Co., Inc. and Harley-Davidson Motor Co. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting with our course development, providing equipment and product donations and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

•	Marine. Established in 1991, the MMI marine program is designed to teach students how to diagnose, service and repair boats. The program is 51 weeks in duration and tuition is approximately $27,300.

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

NASCAR Technical Institute (NASCAR Tech)
Established in 2002, NASCAR Tech offers the same type of automotive training as other UTI locations, along with additional NASCAR-specific elective courses. In the NASCAR-specific elective courses, students have the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities. The programs range from 48 to 78 weeks in duration and tuition ranges from $32,950 to $46,950. Graduates of the Automotive Technology program and the Automotive Technology with NASCAR (the NASCAR program) at NASCAR Tech are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. Graduates from the NASCAR program have additional opportunities to work in racing-related industries. In 2014 and 2013, approximately 19% of the graduates from the NASCAR program have found employment opportunities in racing-related industries. Additionally, approximately 71% of the 2014 and 2013 graduates from all programs at NASCAR Tech are working in the automotive service sector. See "Business - Graduate Employment" included elsewhere in this Report on Form 10-K for further information on our employment rates.
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

Student-Paid MSATs

Pursuant to written agreements, we offer the following student-paid MSAT programs for the following OEMs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

•	American Honda Motor Company, Inc. We provide the Honda PACT Program at our Lisle, Illinois campus.

•	BMW of North America, LLC. We provide BMW’s FastTrack Program at the BMW training center in Ontario, California, and at our Avondale, Arizona and Orlando, Florida campuses.

•	Cummins Rocky Mountain, a subsidiary of Cummins, Inc. We provide the Cummins Technician Qualification Program at our Avondale, Arizona; Exton, Pennsylvania and Houston, Texas campuses.

•	Daimler Trucks N.A. We provide the Daimler Trucks Finish First Program at our Avondale, Arizona and Lisle, Illinois campuses.

•	Ford Motor Co. We provide the Ford Accelerated Credential Training Program at all UTI campuses except our Dallas/Ft. Worth, Texas and Long Beach, California campuses.

•	General Motors Company. We provide the GM Technical Career Training Program at our Avondale, Arizona campus.

•	Mercedes-Benz USA, LLC. We provide the Mercedes-Benz ELITE START Program at our Houston, Texas; Norwood, Massachusetts and Rancho Cucamonga, California campuses.

•	Navistar International Corp. We provide the International Technician Education Program at our Lisle, Illinois campus.

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
Manufacturer-Paid MSATs
Our manufacturer-paid MSATs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive or diesel program may apply to be selected for these programs. The programs range from 11 to 24 weeks in duration. Pursuant to written agreements, we offer the following manufacturer-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

•
BMW of North America, LLC. We provide BMW’s Service Technician Education Program (STEP) and MINI Service Technical Education Program (MINI STEP). Both programs are provided at our Avondale, Arizona and Orlando, Florida campuses and at the BMW training centers in Ontario, California and Woodcliff Lake, New Jersey. This agreement expires on December 31, 2017 and may be terminated for cause by either party.

•
Mercedes-Benz USA, LLC. We provide the Mercedes-Benz ELITE ADVANCED Program at the MBUSA training centers in Jacksonville, Florida and Long Beach, California. This agreement expires on December 31, 2016 and may be terminated without cause by either party.

•
Navistar International Corp. We provide the International Truck Education Program at our Lisle, Illinois; Exton, Pennsylvania and Sacramento, California campuses. The written agreement we were operating under expired in October 2015 and we are currently operating under a verbal agreement while we await final signature on a new agreement.

•
Peterbilt Motors Company. We provide the Peterbilt Technician Institute program at our Dallas/Ft. Worth, Texas and Lisle, Illinois campuses. This agreement expires on December 31, 2016 and may be terminated without cause by either party.

•
Porsche Cars of North America, Inc. We provide the Porsche Technician Apprenticeship Program at the Porsche training centers in Atlanta, Georgia and Easton, Pennsylvania. This agreement expires September 30, 2016 and may be renewed annually by mutual agreement.

•
Volvo Cars of North America, LLC. We provide Volvo’s Service Automotive Factory Education program training at our Avondale, Arizona campus. This agreement expires on December 31, 2015 and may be renewed annually by mutual agreement.

Dealer/Industry Training
Technicians in all of the industries we serve are in regular need of training or certification on new technologies. Manufacturers outsource a portion of this training to education providers such as UTI. We currently provide dealer technician training to manufacturers such as the following: American Honda Motor Co., Inc.; BMW of North America, LLC; Ford Motor Co.; General Motors Company; Harley-Davidson Motor Co.; Mercedes-Benz USA, LLC; and Mercury Marine, a division of Brunswick Corporation.
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

An example of a licensing arrangement is:

◦
NASCAR. We have a licensing arrangement with NASCAR and we are its exclusive education provider for automotive technicians. The agreement expires on December 31, 2024 and may be terminated for cause by either party at any time prior to its expiration. This relationship provides us with access to the network of NASCAR sponsors, presenting us with the opportunity to enhance our product support relationships. In July 2002, NASCAR Technical Institute opened in Mooresville, North Carolina where students have the opportunity to take NASCAR-specific elective courses that were developed through a collaboration of NASCAR crew chiefs and motorsports industry leaders. The popular NASCAR brand name combined with the opportunity to learn on high-performance cars is a powerful recruiting and retention tool. It also provides students with the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities.

See Note 13 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion of licensing agreements.

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

◦
Porsche Cars of North America, Inc. This is an example of a manufacturer-paid MSAT program. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program at the Porsche training centers in Atlanta, Georgia and Easton, Pennsylvania using vehicles, equipment, specialty tools and curricula provided by Porsche. The written agreement expires September 30, 2016 and may be renewed by mutual agreement.

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
Marketing and Advertising. Our marketing strategies are designed to identify potential students who would benefit from our programs and pursue successful careers upon graduation. We leverage an integrated inquiry generation platform that focuses on nationally efficient television advertising coupled with digital advertising, where our website acts as the primary hub of our campaigns, to inform and educate potential students on the nature and cost of our educational programs and the employment opportunities that could be available to them. Currently, we advertise on television, internet search, social media, display, online video and other internet-based content, email and radio and in magazines, and we use events, sponsorships, social media, direct mail, email, texting and telephonic response to reach prospective students.

Our recruiting policy is intended to maximize the efficiency of our admissions representatives by focusing on the students most likely to succeed in our programs and as a technician. Our admissions representatives are provided with training and tools to assist any prospective student.

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

Our reputation in local, regional and national business communities, endorsements from high school instructors and guidance counselors and the recommendations of satisfied graduates and employers are some of our most effective recruiting tools. Accordingly, we strive to build relationships with the people who influence the career decisions of prospective students, such as vocational instructors and high school guidance counselors. We conduct seminars for high school career counselors and instructors at our training facilities and campuses as a means of further educating these individuals on the merits of our technical training programs. Our representatives focus on expanding high school relationships and increasing access to high schools beyond the traditional vocational programs and into academic classes. Our programs align with Science, Technology, Engineering and Math (STEM) principles, and we actively work to increase this awareness in high school educators and prospective students.

•
Military Personnel. Our military representatives are strategically located throughout the country and focus on building relationships with military installations. Additionally, we have a centralized team of military representatives who are dedicated to serving and assisting veterans throughout the U.S. and we have one representative located in Europe. We develop relationships with military personnel and provide information about our training programs by delivering career presentations to soldiers who are approaching their date of separation or have recently separated from the military as a means of further educating these individuals on the merits of our technical training programs. We are expanding the courses offered under our unique instructional program teaching introductory motorcycle mechanics classes at Fort Bliss in El Paso, Texas. These classes are designed to introduce motorcycle theory to active military personnel and expose them to the opportunity to transfer to an MMI campus to complete their program after they are discharged from the military. This continues to be part of our ongoing initiative to serve the needs of transitioning veterans and military personnel.

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
Enrollment
We enroll students throughout the year and courses start every three to six weeks. For the year ended September 30, 2015, our average undergraduate full-time student enrollment was approximately 13,200, representing a decrease of approximately 8.3% as compared to 14,400 for the year ended September 30, 2014. Currently, our student body is geographically diverse, with approximately 50% of our students having relocated to attend our programs. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results. See "Seasonality" within Part II, Item 7 of this Report on Form 10-K for further discussion of seasonal fluctuations in revenues and operating results.

Graduate Employment
As described in “Business - Schools and Programs” included elsewhere in this Report on Form 10-K, our programs prepare graduates for careers in industries using the training we provide, primarily as automotive, diesel, collision repair, motorcycle and marine technicians. Identifying employment opportunities and preparing our graduates for these careers is critical to our ability to help our graduates benefit from their education.  Accordingly, we dedicate significant resources to maintaining an effective employment team.  Our campus-based staff facilitates several career development processes, including instruction and coaching for interview skills, interview etiquette and professionalism. Additionally, the employment team provides students with reference materials and assistance with the composition of resumes. Finally, we place emphasis on and devote significant time to assisting students with part-time and graduate job searches.

We also have a centralized department whose focus is to build and maintain relationships with potential and existing national employers and develop graduate job opportunities and, where possible, relocation assistance, sign-on bonuses, tool packages and tuition reimbursement plans with our OEMs and other industry employers. Together, the campuses and centralized department coordinate and host career fairs, industry awareness presentations, interview days and employer visits to our campus locations. We believe that our graduate employment services provide our students with a compelling value proposition and enhance the employment opportunities for our graduates.

Our employment rates for 2014 and 2013 graduates who were employed within one year of graduation were 88%. The employment calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2013 to September 30, 2014 and October 1, 2012 to September 30, 2013, respectively, excluding graduates not available for employment because of continuing education, military service, medical reasons, incarceration, death or international student status. We count a graduate as employed based on a verified understanding of the graduate’s job duties to assess and confirm that the graduate’s primary job responsibilities are in his or her field of study. We verify employment by sending written verification requests to both the graduate and the employer. The verifications must include employer name, job duties, job title, hire date and employer contact. Once we receive written verification from either source, the graduate is counted as employed. If we are unable to obtain written verification, we also count graduates as employed if we are able to obtain verbal verification from both the graduate and the employer. We periodically review a sample of employment verifications to ensure accuracy.

For 2014, we had approximately 9,900 total graduates, of which approximately 9,200 were available for employment. Of those graduates available for employment, approximately 8,100 were employed within one year of their graduation date, for a total of 88%. For 2013, we had approximately 10,600 total graduates, of which approximately 9,900 were available for employment. Of those graduates available for employment, approximately 8,700 were employed within one year of their graduation date, for a total of 88%.
Faculty and Employees
Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. A majority of our existing instructors have a minimum of five years experience in the industry and an average of seven years of experience teaching at UTI, ranging from less than 1 year to 31 years. Our average undergraduate student-to-teacher ratio is approximately 20-to-1.
Each school’s support team typically includes a campus president, an education director, an admissions director, a financial aid director, a student services director, an employment services director, a campus controller and a facilities director. As of September 30, 2015, we had approximately 2,020 full-time employees, including approximately 610 student support employees and approximately 710 full-time instructors.
Our employees are not represented by labor unions and are not subject to collective bargaining agreements. We have never experienced a work stoppage, and we believe that we have good relationships with our employees. However, we have encountered in the past, and may encounter in the future, employees who desire or maintain union representation at new or existing campuses.

Competition
The for-profit, post-secondary education industry is highly competitive and highly fragmented, with no one provider controlling significant market share. We compete with other institutions that are eligible to receive Title IV funding, including not-for-profit public and private schools, community colleges and all for-profit institutions which offer automotive, diesel, collision repair, motorcycle and marine technician training as well as other skilled trades training programs. Our competition differs in each market depending on the curriculum that we offer and the availability of other choices including job prospects. Our main competitors for the programs we provide are other for-profit career-oriented and technical schools, including Lincoln Technical Institute, a wholly owned subsidiary of Lincoln Educational Services Corporation, WyoTech and traditional two-year junior and community colleges. WyoTech was previously owned by Corinthian Colleges, Inc., which filed for bankruptcy in May 2015. Certain WyoTech campus locations are still in operation and are now owned by Educational Credit Management Corporation. We also compete with our industry partners and other manufacturers and employers of our graduates; when employers do not have a sufficient supply of trained technicians, they may hire untrained technicians and train them via internships or other internal training. Competition is generally based on location, the type of programs offered, the quality of instruction and instructional facilities, graduate employment rates, reputation, recruiting and tuition rates. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools.

According to data available through the National Center for Education Statistics (NCES), for the twelve months ended June 30, 2014, we had 10,106 graduates; Lincoln Technical Institute had 4,336 graduates and WyoTech had 4,317 graduates in programs similar to ours. This data also shows that no individual community college had a number of graduates commensurate with ours in similar programs. Further, we partner with over 30 OEMs to provide manufacturer specific advanced training. We believe that we have the largest number of OEM branded training programs. These OEMs provide vehicles, equipment, specialty tools and curricula that lead to increased training and employment opportunities for our students, including the potential for brand specific certifications. For additional information regarding the benefits of the relationships with OEMs, see “Business - Business Model” and “Business - Business Strategy” included elsewhere in this report on Form 10-K. We believe that our industry relationships, brand recognition and national presence provide significant benefits to our students, our graduates and their employers while differentiating us from other technical training schools.

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

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website at www.uti.edu under the “Investors - Financial Information - SEC Filings” captions, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not a part of this Report and is not incorporated herein by reference.

In Part III of this Report on Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2016 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or about January 15, 2016, our proxy statement for the 2016 Annual Meeting of Stockholders will be filed with the SEC and available on our website at www.uti.edu under the “Investors - Financial Information - SEC Filings” captions.
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

See Note 17 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for for summary segment financial information.

Regulatory Environment

Our institutions participate in a variety of government-sponsored financial aid programs that assist students in paying their cost of education. The largest source of such support is the federal programs of student financial assistance under Title IV of the HEA. This support, commonly referred to as Title IV Programs, is administered by ED. In 2015, we derived approximately 73% of our revenues, on a cash basis as defined by ED, from Title IV Programs, as calculated under the 90/10 rule.
To participate in Title IV Programs, an institution must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (REAP), and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. Additionally, certain states and their attorneys general require additional authorization to operate our institutions or for our students to receive state funding. Furthermore, ED has established a task force overseeing proprietary postsecondary companies which consists of ED, the Consumer Financial Protection Bureau (CFPB), the SEC, the Federal Trade Commission (FTC), the Internal Revenue Service (IRS) and the Departments of Veterans Affairs, Defense, Treasury, Labor and Justice. For these reasons, our institutions are subject to extensive regulatory requirements imposed by all of these entities.

State Authorization and Regulation
Each of our institutions must be authorized by the applicable state education agency where the institution is located to operate and offer a postsecondary education program to its students. Our institutions are subject to extensive, ongoing regulation by each of these states. Additionally, our institutions are required to be authorized by the applicable state education agencies of certain other states in which our institutions recruit students. Currently, each of our institutions is authorized by the applicable state education agency or agencies.
The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees or diplomas. Some states prescribe standards of financial responsibility that are not consistent with those required by ED and some mandate that institutions post surety bonds. Currently, we have posted surety bonds on behalf of our institutions and admissions representatives with multiple states of approximately $19.0 million. We believe that each of our institutions is in substantial compliance with state education agency requirements.
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
On June 20, 2014, the Massachusetts Attorney General (MA AG) published disclosure and business practice regulations applicable to proprietary schools operating in or recruiting from Massachusetts or providing services to residents of that state.  Historically, state attorneys general have been involved in the enforcement of certain regulations, but not in the promulgation of new regulations. As published, the regulations were effective immediately. The disclosure obligations include, among other information, graduation, loan non-payment and placement data requirements that are uniquely defined by the MA AG and differ from data and calculation requirements historically applied to our schools by other regulating agencies and our accreditor. In addition to required disclosures, the regulations also require various business practice changes including, among other items, a 72-hour waiting period between disclosing required data to a prospective student and entering into an enrollment agreement with that student as well as significant limitations on contact between our admissions representatives and prospective students. We believe that we have made good faith efforts to comply with these disclosure requirements. These regulations have resulted in substantial changes to our recruiting operations in the New England region and to our Norwood, Massachusetts campus. We continue to experience increases in our cost of doing business and pressure on the number of inquiries compared to the number of student applications.
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

Campus

Exton, Pennsylvania	October 2016
Dallas/Ft. Worth, Texas	March 2017
Long Beach, California*	March 2017
Norwood, Massachusetts	July 2017
Sacramento, California	December 2017
Mooresville, North Carolina; NASCAR Technical Institute (NASCAR Tech)	December 2018
Avondale, Arizona	February 2019
Orlando, Florida	February 2019
Houston, Texas	February 2019
Lisle, Illinois	February 2019
Rancho Cucamonga, California	February 2019
Phoenix, Arizona; Motorcycle Mechanics Institute (MMI)	May 2019

* Initial two-year grant of accreditation based on approval from California's Bureau for Private Postsecondary Education received on March 2, 2015. The campus will be eligible for a five-year grant of accreditation in March 2017.

In the past eighteen months, one of our twelve institutions had its accreditation term scheduled to expire and successfully completed the renewal of accreditation process and received a renewed five-year grant of accreditation.  Our Avondale, Arizona; Houston, Texas; Phoenix, Arizona and Rancho Cucamonga, California campuses received the “School of Excellence” designation by ACCSC.  The School of Excellence Award recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high-levels of achievement among their students. In order to be eligible for the School of Excellence Award, an ACCSC-accredited institution must meet the conditions of renewing accreditation without any finding of non-compliance, satisfy all requirements necessary to be in good standing with ACCSC and demonstrate that the majority of the schools’ student graduation and graduate employment rates for all programs offered meet or exceed the average rates of graduation and employment among all ACCSC-accredited institutions.

Our 2015 annual report has been completed and submitted to ACCSC. Eleven of our approximately 218 approved programs did not meet either the graduation rate or the employment rate requirements. The majority of the programs that were below the benchmark requirements did not meet the requirements as a result of a small number of students in the program. ACCSC may require additional reporting regarding these programs or institutions, and the program or institution could be at risk of a show cause or other adverse action that could lead to sanctions, including but not limited to loss of accreditation of the program or institution. An institution placed on reporting status is required to report periodically to ACCSC on that institution’s performance in the area or areas specified by ACCSC. We are taking steps to improve the outcomes of these programs.

•In 2014, one program in the automotive division at our Orlando, Florida campus with approximately 601 students eligible to graduate during 2010 did not achieve the ACCSC's graduation benchmark and was placed on outcomes reporting with the intention of monitoring the program. We provided updated graduation data through January 2015 to ACCSC in February 2015. ACCSC accepted our response and voted to remove the program from outcomes reporting with a stipulation that we provide additional data, which was submitted in October 2015 as requested. We received notification from ACCSC in October 2015 that the stipulation was met and no further reporting is required.

•As of September 30, 2015, one program in the automotive division at our Norwood, Massachusetts campus did not achieve the ACCSC's graduation or employment benchmarks and was placed on heightened monitoring status. The program had only three graduates during the 2011 reporting period and therefore we have decided to discontinue the program. The request to discontinue was sent to ACCSC in October 2015; once approved, heightened monitoring status will no longer be applicable for the program.

Nature of Federal and State Support for Postsecondary Education
The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and make academic progress, as defined by ED, towards the completion of their program of study. In addition, each institution must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students, as well as provide a variety of disclosures and reports on recipient data and program expenditures.
During 2015, based on their individual eligibility under the following Title IV Programs, our students received grants and loans from the William D. Ford Federal Direct Loan (DL) program, the Federal Pell Grant (Pell) program, the Federal Supplemental Educational Opportunity Grant (FSEOG) program and the Federal Perkins Loan (Perkins) program.
Federal Title IV Programs
DL. Under the DL program, ED makes loans to students or their parents. Borrowers repay these loans to ED according to the terms and conditions of the program. Students with financial need continue to qualify for interest subsidies while in school up through 150% of the published length of the student's program. Non-need-based unsubsidized loans are also available to students or their parents. In 2015, we derived approximately 56% of our revenues, on a cash basis, from the DL program.
Pell. Under the Pell program, ED makes grants to students who demonstrate financial need based on the federal Free Application for Federal Student Aid (FAFSA). In 2015, we derived approximately 17% of our revenues, on a cash basis, from the Pell program.
FSEOG. FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under this program. In 2015, we derived less than 1% of our revenues, on a cash basis, from the FSEOG program.
Perkins. Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the institution’s revolving account to make loans to additional students. Since the federal award year beginning July 1, 2004, ED has made no new Perkins allocations to schools due to federal appropriations limitations. In 2015, we derived less than 1% of our revenues, on a cash basis, from the Perkins program.
The Federal Perkins Loan Program was not extended beyond September 30, 2015. Therefore, institutions may not make Federal Perkins Loans to new borrowers on or after September 30, 2015. ED has provided guidance on the wind-down of the program.
Other Federal and State Programs
Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the VA and under the Workforce Investment Act. Additionally, some states provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid vary by funding agency and program.
Historically, our largest source of state financial aid was the Cal Grant program funded by the State of California. Due to institutional eligibility changes as a result of the 2012 California Budget Act, which was enacted on June 27, 2012, institutions are required to maintain a three-year cohort default rate of less than 15.5% to remain eligible for the Cal Grant program, as well as maintain a graduation rate above 30%.  As a result of their respective cohort default rates, our Universal Technical Institute of Phoenix institution, which includes our Sacramento, California campus, and our Universal Technical Institute of Arizona institution, which includes our Rancho Cucamonga, California campus, became ineligible for the Cal Grant program beginning with the 2013-2014 and 2014-2015 award years, respectively. An ineligible institution cannot receive Cal Grant funds for any student who enrolls after the institution becomes ineligible. Additional information on our cohort default rates is included under "Federal Student Loan Defaults" below. The Cal Grant program represented less than 1% of our revenues, on a cash basis, for the year ended September 30, 2012, which was the last full year when we received Cal Grant funding.

Veterans' Benefits. Since October 1, 2011, the Post-9/11 GI Bill has been effective for both degree and non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits at all of our institutions. Additionally, veterans use benefits such as the Montgomery GI Bill, the REAP and VA Vocational Rehabilitation at our campuses. We derived approximately 20% of our revenues, on a cash basis, from veterans' benefits programs in 2015. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. These criteria require, among other things, that the institution:

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

The VA imposes limitations on the percentage of students per program receiving benefits under certain veterans’ benefits programs, unless the program qualifies for certain exemptions. If the VA determines that a program is out of compliance, the VA will continue to provide benefits to current students, but new students will not be eligible to use their veterans benefits for an affected program until we demonstrate compliance.

The VA shares responsibility for VA benefit approval and oversight with designated State Approving Agencies (SAAs).  SAAs play a critical role in evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements.  Processes and approval criteria as well as interpretation of applicable requirements can vary from state to state. Therefore, approval in one state does not necessarily result in approval in all states.  If we are unable to secure approvals in one or more states, or if the process for obtaining an approval takes significant time, we could be required to alter the delivery methodology or structure of the program or experience delays in or the loss of a portion of VA funding. Students receiving VA funding may not be able to receive the full benefit of our Automotive Technology and Diesel Technology II curricula methodology. During 2015, we received approval from the California SAA to use veterans’ benefits to fund courses under this curricula in California under an alternative method we had previously proposed. Additionally, we received approval from the Florida SAA to use veterans’ benefits to fund all course combinations under this curricula in Florida under the alternative methodology.

 Since July 2012, the Texas SAA has approved the use of Veterans benefits to fund tuition under our original Automotive Technology and Diesel Technology II delivery method at our Dallas/Ft. Worth, Texas campus. During 2015, we have been in contact with the Texas SAA regarding a potential transition to an alternative delivery method for Veterans at this campus. The Texas SAA has recently communicated that the program at this campus remains approved while we work to implement a unique delivery methodology. We are evaluating our options for implementing changes in response to guidance received from the Texas SAA.

During 2012, President Obama signed an Executive Order directing the Departments of Defense, Veterans Affairs and Education to establish “Principles of Excellence” (Principles), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding for service members, veterans and family members. As requested, we provided written confirmation of our intent to comply with the Principles to the VA in June 2012. We are required to comply with the Principles to continue recruitment activities on military installations. Additionally, there is a requirement to possess a memorandum of understanding (MOU) with the U.S. Department of Defense as well as with certain individual installations. Our access to bases for student recruitment has become more limited due to recent changes in the Transition Assistance Program (Transition Goals, Plans, Success) and increased enforcement of the MOU requirement. Each of our institutions has an MOU with the U.S. Department of Defense. We have MOUs with certain key individual installations and are pursuing MOUs at additional locations; however, some installations will not provide MOUs to institutions that do not teach at the installation. We continue to strengthen and develop relationships with our existing contacts and with new contacts in order to maintain and rebuild our access to military installations.

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
Universal Technical Institute, Long Beach, California
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
Universal Technical Institute, Houston, Texas

Additional campuses
Universal Technical Institute, Exton, Pennsylvania
Universal Technical Institute, Dallas/Ft. Worth, Texas

The substantial amount of federal funds disbursed through Title IV Programs, the large number of students and institutions participating in those programs and instances of fraud and abuse have prompted ED to exercise significant regulatory oversight over institutions participating in Title IV Programs. Accrediting commissions and state agencies also oversee compliance with both their respective standards and certain Title IV Program requirements. As a result, each of our institutions is subject to detailed oversight and review and must comply with a complex framework of laws and regulations. Because ED periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how the Title IV Program requirements will be applied in all circumstances.
Significant factors relating to Title IV Programs that could adversely affect us include the following:
Congressional Action. Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the HEA approximately every five to six years. The HEA was reauthorized, amended and signed into law most recently on August 14, 2008; a new reauthorization process has begun with hearings and draft legislation in the Senate Committee on Health, Education, Labor and Pensions and the House Committee on Education and the Workforce. Congress reviews and determines federal appropriations for Title IV Programs at least annually.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the CFPB, which became active during 2012. The CFPB is tasked with overseeing large banks and certain other types of nonbank financial companies, including alternative loan providers, for compliance with federal consumer financial protection laws. It is possible that our proprietary loan program will be subject to such review.
Title IV Cash Management. On October 30, 2015, ED published a set of new final regulations which have a general effective date of July 1, 2016. The regulations include, among other things, revised cash management requirements related to holding Title IV credit balances. The regulations specify that institutions subject to heightened cash monitoring or reimbursement payment methods will not be permitted to hold any Title IV credit balances regardless of student or parent authorization. Instead, these institutions will be required to first credit a student’s ledger account for the amount of Title IV funds the student or parent is eligible to receive, and pay such credits to the student or parent within 14 calendar days, prior to initiating a request from ED for funds that include those students and parents.

While we are not currently subject to the heightened cash monitoring or reimbursement payment methods, it is possible that we will be subject to one of the methods on or before the effective date of the regulations. As a result, we would then be compelled to comply with this new cash management regulation beginning July 1, 2016. For related discussion, see "Financial Responsibility Standards" below.

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

The revised incentive compensation regulations and the ED guidance that accompanied the revised regulations when they were issued in 2010 prohibit schools from:

•
making salary adjustments to covered employees based, in any part, directly or indirectly, on the employee’s success in securing enrollments or financial aid, or the number of students recruited, enrolled or awarded financial aid;

•
providing any payments or incentives to covered employees based on students’ graduation or completion of any part of their program, although, as discussed below, ED recently issued new revised guidance regarding graduation and completion-based compensation; and

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
On November 27, 2015, ED published guidance in the Federal Register that it characterized as clarifying and providing additional information about the revised regulations. This new guidance allows for increased flexibility with regard to compensation for admissions representatives that is based upon students' graduation from, or completion of, educational programs. ED has reconsidered its previous interpretation and now indicated the regulations do not prohibit compensation for admissions representatives that is based upon students' graduation from, or completion of, educational programs. Enrollment-based compensation continues to be prohibited. In assessing the legality of a compensation structure, ED will evaluate whether compensation labeled as graduation-based or completion-based is in substance enrollment-based compensation. Consequently, ED’s recently published guidance eliminates certain restrictions on compensation, and we may adjust our compensation practices in accordance with the recently issued guidance.

Because the regulations differ significantly from the prior regulations, and because of the imprecise nature of many aspects of these regulations and ED's published guidance, it is not clear how ED will apply these regulations in all circumstances. Although we cannot guarantee that ED will not take a position that some aspect of our compensation practices is not in compliance with these regulations, we believe that our compensation plans are in substantial compliance with the regulations. ED's revisions to the regulations continue to adversely affect our ability to compensate our employees and our compensation practices for third parties.

Gainful Employment. The HEA generally requires for-profit institutions to provide programs of training that prepare students for gainful employment in a recognized occupation in order for the students enrolled in those programs to qualify for Title IV Program assistance. ED has relied on this statutory provision to support its efforts for the last five years to promulgate a “gainful employment” rule. On June 13, 2011, ED published regulations imposing additional Title IV Program eligibility requirements on certain educational programs intended to lead to gainful employment. These regulations established metrics for determining whether a program would qualify as an eligible program, but the metrics and related reporting requirements were vacated by the U.S. District Court for the District of Columbia (District Court) on June 30, 2012, prior to their effective date. Under portions of the regulations not vacated, most proprietary postsecondary institutions, including our institutions, are still required to provide extensive disclosures for prospective students and the public. The disclosures include each covered program’s costs, length and on-time completion rate, as well as the recognized occupations for which each program is intended to prepare graduates and the graduate employment rate and median loan debt of individuals who complete each program. We have established a webpage located at www.uti.edu/disclosure for this purpose.
In 2014, ED promulgated a second gainful employment rule, which established new debt metrics and related reporting requirements to replace those vacated by the District Court. ED published the final successor gainful employment rule on October 31, 2014. Most parts of the new rule were effective on July 1, 2015, except that the new disclosure requirements do not take effect until January 1, 2017, until which time institutions must continue to comply with the disclosure requirements discussed previously. The final rule requires institutions to satisfy one of two debt-to-earnings (DE) ratios in order to maintain Title IV Program eligibility. The rule also requires institutions to make certain certifications respecting each of their gainful employment programs, to annually report certain information to ED, and to make disclosures to prospective students and the public. The following is a summary of the key elements of the final rule.

Applicability
The final rule applies to all programs intended by the HEA to lead to gainful employment in a recognized occupation, which includes all of our undergraduate programs. ED will use two DE calculations to compare the debt incurred by each program’s Title IV recipients to their annual earnings following graduation. Specifically, our programs will qualify under the gainful employment rules if we can establish that the program meets at least one of the following two annual DE metrics:

•
annual debt to earnings rate (aDTE) which requires that the estimated median annual loan payment of a particular cohort of graduates not exceed eight percent of the higher of the mean or median earnings of those graduates, based on earnings information obtained by ED from the Social Security Administration (SSA).

•
discretionary debt to income rate (dDTE) which requires that the estimated median annual loan payment of a particular cohort of graduates not exceed 20 percent of the estimated discretionary income of those graduates. Discretionary income for this purpose is the higher of the mean or median annual earnings of the cohort less 1.5 times the poverty guideline for a single person as determined by the U.S. Department of Health and Human Services.

Measurement Standards
The gainful employment rule provides a three tier rating system of pass, zone and fail:

•	Pass: Program meets at least one of the DE metrics.

•
Zone: Program passes neither DE metric, but is in the "zone" under at least one of the DE metrics, which is defined as having an aDTE between eight and 12 percent or a dDTE between 20 and 30 percent. The program's other metric may be failing.

•	Fail: Program fails both DE metrics, meaning the program has an aDTE greater than 12 percent and a dDTE greater than 30 percent.
A program would become ineligible for Title IV if it fails both DE tests in two out of any three consecutive years. In addition, any program that measures in the zone or has a combination of zone/failing scores for four consecutive years would become ineligible for Title IV. The earliest a program could lose eligibility would be in calendar year 2017, which is the earliest ED could publish a second set of final DE rates. If a program loses eligibility or is voluntarily discontinued after receiving zone or failing DE rates, the institution may not reestablish eligibility for that program or a substantially similar program for a period of three years.
The rule includes a transition period, which varies in duration between five and seven years depending on the length of the particular program. During the transition period, an institution's programs may be evaluated using an alternative DE calculation that uses the debt incurred by a more recent cohort of graduates. The transition period is intended to allow an institution to improve its DE rates by taking steps to reduce the debt of its recent student cohorts; however, at least for the first year of the transition period, the calculation will still use debt incurred by students who graduated before the rule took effect.
    The rule provides an institution with the opportunity to challenge certain elements of the DE calculations. However, such challenges will be subject to a compressed timeline. Challenges to the earnings calculations will be extremely limited and likely involve considerable expense to the institution. The rule grants ED substantial discretion to establish procedures, requirements and standards for the challenges.
The final rule, which took effect on July 1, 2015, is less favorable to us than the regulations originally published in June 2011. Under the 2012 Informational Rates published by ED in 2014 based on the 2007-2009 cohort of graduates, two of our 12 programs for which Information Rates were provided would have been in the zone. However, we are not able to develop reliable projections of our programs' performance under the final rules because the data previously provided by ED is dated and we do not have access to the recent SSA earnings data which will be used in the calculations. If a particular program ceased to be eligible for Title IV Program funding, in most cases it would not be practical to continue offering that program under our current business model. In order to prevent this, we may have to explore mitigation strategies which might include preemptively reducing program tuition in an attempt to ensure compliance. Because we cannot calculate the exact impact of such action on a program's DE rates, we may overestimate the required tuition reduction, which would have a negative impact on our tuition revenues. Conversely, we may underestimate the required tuition reduction, and fail to improve the program's DE rates, which could result in the loss of Title IV eligibility as discussed above.
Certification
The rule requires an institution's most senior executive officer to certify, as a condition of continued Title IV Program eligibility, that each of the institution’s eligible gainful employment programs satisfies certain new ED certification requirements that focus primarily on the approval of the program by relevant regulatory or governing bodies such as institutional accreditors and, if applicable, programmatic accreditors and state licensing agencies.
Disclosure
The rule identifies up to 16 different items that institutions must disclose to prospective students and the public about each of their programs, while providing ED the right to expand the list as it deems necessary. Items that may be required include program cost, length, graduation rates, placement rates, accreditation, mean and median student indebtedness and program cohort default rate. Institutions may be required to aggregate disclosure data into multiple student cohorts such as graduates and non-graduates or students enrolled in the program as offered in different formats or lengths. These disclosure requirements take effect on January 1, 2017, until which time institutions must continue to comply with the existing disclosure requirements previously described.

Reporting
The rule requires institutions to annually report to ED information required to calculate the DE rates, including information about the institution's gainful employment programs, the enrollment status of students in those programs and the debt incurred by those students.
Warnings
The rule requires institutions to provide disclosures to all prospective students prior to their signing an enrollment agreement, obtain verification of receipt from the student and maintain historical records of such verification. The rule further requires institutions to provide separate warnings with respect to any program that ED identifies as in jeopardy of losing Title IV eligibility when the next set of DE rates is published. The earliest a program could be required to issue such warnings would be in calendar year 2016, which is the earliest ED could publish the first set of final DE rates. These warnings must be provided to all active and prospective students and the institution must maintain records that document its efforts to distribute the warning. Warnings must include a number of elements including a statement that the program has not met ED’s gainful employment standards and Title IV eligibility may be terminated, options available to the student should Title IV eligibility be lost and guidance on the institution’s plans to continue the program, offer refunds, or transfer credit should Title IV eligibility be lost.
Parent Loan for Undergraduate Students (PLUS loans). In October 2014, ED published final regulations with the goal of improving student access to postsecondary education by increasing availability of PLUS loan funds. Specifically, the regulations modify the eligibility criteria by relaxing the definition of adverse credit history. The regulations also expand the period for which a credit approval is valid from 90 days to 180 days, and include a new provision requiring loan counseling for borrowers who have an adverse credit history, but who qualify for a PLUS loan due to extenuating circumstances. Although the formal effective date of these regulations was July 1, 2015, ED implemented the changes on March 29, 2015. While we expect that these regulations will result in more of our students’ parents qualifying for PLUS funding and accordingly reduce volume for our institutional loan program, we cannot quantify the impact at this time.

The “90/10 Rule.” A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The HEA and ED regulations set forth specific requirements for the calculation of the Title IV Program revenue percentage, mandate expanded disclosure requirements in how an institution presents the calculation and impose negative consequences if an institution exceeds the 90% limit in a single fiscal year.

The HEA provides that an institution will lose its Title IV Program eligibility for a period of at least two institutional fiscal years if it exceeds the 90% threshold for two consecutive institutional fiscal years. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years and could impose other restrictions or conditions on the institution's Title IV eligibility.
The HEA sets specific standards for certain elements in the calculation of an institution’s percentage under the 90/10 Rule, including, among other things, the treatment of institutional loans and revenue received from students who are enrolled in educational programs that are not eligible for Title IV Program funding.

As of September 30, 2015, our institutions’ annual Title IV percentages as calculated under the 90/10 rule ranged from approximately 71% to 75%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year.

Federal Student Loan Defaults. To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. The cohort default rate includes borrowers under the Federal Family Education Loan (FFEL) program, which was discontinued June 30, 2010, as well as the DL program. ED calculates an institution’s cohort default rate on an annual basis. Under the current calculation, the FFEL/DL cohort default rate is derived from student FFEL/DL borrowers who first enter loan repayment during a federal fiscal year (FFY) ending September 30 and subsequently default on those loans within the two following years; parent borrowers are excluded from the calculation. This represents a three-year measuring period. An institution whose cohort default rate is 30% or more for three consecutive FFYs or greater than 40% for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs. None of our institutions had a three-year FFEL/DL cohort default rate of 30% or greater for 2012, 2011 or 2010, the three most recent FFYs with published rates.
The following tables set forth the FFEL/DL cohort default rates for our institutions:

	Three-Year Cohort Default Rates for
Institution	Cohort Years Ended September 30, (1)
	2012	2011	2010

Universal Technical Institute of Arizona	17.1%	18.8%	18.9%
Universal Technical Institute of Phoenix	18.9%	19.5%	20.2%
Universal Technical Institute of Texas	18.3%	21.6%	21.6%

All proprietary postsecondary institutions	15.8%	19.1%	21.8%

(1) Based on information published by ED.

An institution whose three-year cohort default rate under the FFEL/DL program exceeds 15% for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. As of September 30, 2015, all of our institutions were subject to delayed disbursements. An institution whose cohort default rate under the FFEL/DL program is 30% or greater, but less than or equal to 40%, for two of the three most recent federal fiscal years may be placed on provisional certification status by ED for up to three years. None of our institutions are on provisional status with ED.
Perkins Loan Defaults. An institution with a Perkins program cohort default rate that is greater than 15.0% for any federal award year, which is the twelve month period from July 1 through June 30, may be placed on provisional certification. The Perkins cohort default rates for Universal Technical Institute of Arizona was 8.3% for students who were scheduled to begin repayment in the federal award year ended June 30, 2014, the most recent federal award year reported by our institutions. The Perkins cohort default rate for Universal Technical Institute of Texas for the same period was 16.7% with 5 of 30 Perkins borrowers defaulting in this cohort period. The Perkins cohort default rate for Universal Technical Institute of Phoenix was 20.8%, based on a composite of the three prior award year’s data, as there were fewer than 30 borrowers applicable to the 2013-14 cohort. Although the most recent Perkins cohort default rates are greater than 15% for Universal Technical Institute of Texas and for Universal Technical Institute of Phoenix, we have not been advised of any provisional certification status. If we are placed on provisional certification status for any reason, ED will require us to obtain prior approval for changes to our programs and locations and may more closely view any application we file for recertification, new locations, new or revised educational programs, acquisitions of other schools, increases in degree level or other significant changes. Further, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action.

An institution with a Perkins cohort default rate of 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years. For the federal award year ended June 30, 2016, as with the 11 preceding federal award years, ED will not disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations. In our 2015 fiscal year, we derived less than 1% of our revenues from the Perkins program.
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
ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all of its financial obligations including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. If ED determines that an institution does not satisfy its financial responsibility standards, depending on the resulting composite score and other factors, that institution may establish its financial responsibility on an alternative basis.
If an institution's composite score is below 1.5, but is at least 1.0, the institution is in a category classified by ED as the zone. Under ED regulations, institutions in the zone solely because their composite score is less than 1.5 are still considered to be financially responsible, but require additional oversight by ED in the form of cash monitoring and other participation requirements. Institutions in the zone typically are permitted by ED to continue to participate in the title IV programs under one of two alternatives:  1) the “Zone Alternative” under which an institution is required to make disbursements to students under the Heightened Cash Monitoring 1 (HCM1) payment method and to notify ED within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to ED equal to at least 50 percent of the Title IV funds received by the institutions during the most recent fiscal year.  ED permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the HCM1 payment method, the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from ED.  As long as the student accounts are credited before the funding requests are initiated, an institution is permitted to draw down funds through ED’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the Heightened Cash Monitoring 2 (HCM2) or reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to ED and wait for ED approval before drawing down Title IV funds. Under new regulations published on October 30, 2015 with an effective date of July 1, 2016, a school on the HCM1, HCM2, or reimbursement payment methods must pay any credit balances due to a student or parent before drawing down funds from ED for the amount of disbursements made to the student or parent.
If an institution's composite score is below 1.0, the institution is considered by ED to lack financial responsibility. If ED determines that an institution does not satisfy ED's financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

•	posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during its most recently completed fiscal year, or

•
posting a letter of credit in an amount equal to at least 10% of such prior year's Title IV Program funds, accepting provisional certification, complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED's standard advance funding arrangement.

If an institution is unable to establish financial responsibility on an alternative basis, the institution will be required to comply with additional ED monitoring requirements and receive Title IV Program funds under the HCM2 or reimbursement payment methods.
ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. For the 2015 fiscal year, we have calculated our composite score to be 1.4 and therefore anticipate that we will be subject to the “Zone Alternative” option described above. However, the composite score calculation and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements. If ED imposes its typical requirement to disburse Title IV funds under the HCM1 payment method, we believe that our current procedures for processing Title IV payments are similar to those currently required under the HCM1 payment method.  We do not believe this will have an impact on our ability to make disbursements of Title IV funds to our students or to receive funds for the amount of those disbursements from ED.
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
If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program funds that should have been returned in the previous fiscal year. Our 2015 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.
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
A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Our expansion plans are based, in part, on our ability to add new educational programs at our existing institutions. Generally, an institution that is eligible to participate in Title IV Programs, and is not provisionally certified, may add a new educational program without ED approval if the new program is licensed by the applicable state agency, accredited by an agency recognized by ED and meets certain other requirements. For programs required to lead to gainful employment in a recognized occupation, which includes all of our programs, the institution must also certify that the new program:

•	is approved by a recognized accrediting agency or is otherwise included in the institution's accreditation by its recognized accrediting agency;

•
is programmatically accredited if such accreditation is required by a federal government entity or by a governmental entity in the state in which the institution is located or in which the institution is otherwise required to obtain state approval; and

•
in the state in which the institution is located, or in which the institution is otherwise required to obtain state approval, satisfies the applicable education prerequisites for professional licensure or certification requirements in that state so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification examination that is needed for the student to practice or find employment in an occupation that the program prepares students to enter.

Some of the state education agencies and ACCSC also have requirements that may affect our institutions’ ability to open a new location, establish an additional location of an existing institution or begin offering a new or revised educational program. We do not believe that these standards will create significant obstacles to our expansion plans.
Administrative Capability. ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs, require the institution to repay Title IV Program funds, change the method of payment of Title IV Program funds or place the institution on provisional certification as a condition of its continued participation or take other actions against the institution.
Eligibility and Certification Procedures. The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV Programs. Every educational institution seeking Title IV Program funding for its students must be certified to participate and is required to periodically renew this certification. Each institution must apply to ED for continued certification to participate in Title IV Programs before its current term of certification expires, or if it undergoes a change of control. Terms of certification are typically six years, but can be three years or shorter. Furthermore, an institution may come under ED review if it expands its activities in certain ways such as opening an additional location or raising the highest academic credential it offers. The Program Participation Agreement (PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix were recertified in October 2010 and entered into new PPAs with ED which will expire on June 30, 2016. Universal Technical Institute of Texas was recertified in February 2012 and entered into a new PPA with ED which will expire March 31, 2018.
Compliance with Regulatory Standards and Effect of Regulatory Violations. Our institutions are subject to audits and program compliance reviews by various external agencies, including ED, ED’s Office of Inspector General, state education agencies, student loan guaranty agencies, the VA and ACCSC, as well as other federal and state agencies. Each of our institutions’ administration of Title IV Program funds must also be audited annually by independent accountants and the resulting audit report submitted to ED for review. If ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or ED’s regulations, that institution could be required to repay such funds and could be assessed an administrative fine. ED could also transfer the institution from the advance method of receiving Title IV Program funds to a cash monitoring or reimbursement system, which could negatively impact cash flow at an institution. Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by ED to fine the affected institution or to limit, suspend or terminate the participation of the affected institution in Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation.
In April 2015, ED completed an ordinary course program review of our administration of the Title IV programs in which we participate for our Avondale, Arizona campus and additional locations of that campus. The site visit covered the 2013-2014 and 2014-2015 award years. We have not received the initial report and have had no further communications from ED regarding this matter.
As previously disclosed, during a review of our methodology for assessing compliance with the 90/10 Rule, we determined that it would be appropriate to revise the manner in which we treat certain stipends, primarily those awarded to recipients of veterans benefits. The revision, which did not impact our current or historical compliance with the 90/10 rule, related to the application of technical regulatory guidance in a circumstance where a student has multiple sources of tuition funding including Title IV funds and a portion of those funds is used as a stipend. In August 2015, we provided this information to ED and requested guidance from ED on any additional procedures they might require. We received a letter from ED in September 2015 requesting additional documentation in connection with revisions to our methodology for performing prior year 90/10 calculations. We provided the requested documentation in September 2015 and have not received a further response from ED.
There is no ED proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions' participation in Title IV Programs, and we have no written notice that any such proceeding is currently contemplated. Violations of Title IV Program requirements could also subject us or our institutions to other civil and criminal penalties.
1ITEM 1A. RISK FACTORS
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
In 2015, we derived approximately 73% of our revenues, on a cash basis, from Title IV Programs, administered by ED. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our institutions are subject to extensive regulation by the state agencies, ACCSC and ED. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, add new, or expand our existing educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an “institution” defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state agencies, ACCSC and ED periodically revise their requirements and modify their interpretations of existing requirements.

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
Significant factors relating to Title IV Program eligibility that could adversely affect us include the following:
State Authorization
A campus that grants degrees or diplomas must be authorized to offer postsecondary education programs in that state by the relevant education agency of the state in which it is located. Requirements for authorization vary substantially among states. State authorization is also required for students to be eligible for funding under Title IV Programs. Loss of state authorization by any of our campuses from the education agency of the state in which the campus is located would end that campus’ eligibility to participate in Title IV Programs and could cause us to close the campus, which could have a material adverse effect on our cash flows, results of operations and financial condition.
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

The “90/10 Rule”
Under the “90/10 Rule,” a for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from those programs for two consecutive institutional fiscal years, under a cash-basis calculation mandated by ED. The period of ineligibility covers at least the next two succeeding fiscal years, and any Title IV Program funds already received by the institution and its students during the period of ineligibility would have to be returned to ED, if DL loans were included in the calculation. If an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years and could impose other restrictions or conditions on the institution's Title IV eligibility. If we are placed on provisional certification status for any reason, ED will require us to obtain prior approval for changes to our programs and locations and may more closely review any application we file for recertification, new locations, new educational programs, revisions to existing educational programs, acquisitions of other schools, increases in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action. In our 2015 fiscal year, under the regulatory formula prescribed by ED, each of our institutions derived approximately 71% - 75% of its revenues from Title IV Programs.
We received a letter from ED in September 2015 requesting additional documentation in connection with revisions to our methodology for performing prior year 90/10 calculations. We provided the requested documentation in September 2015 and have not received a further response from ED. While the revisions did not cause any of our institutions to exceed the 90% revenue threshold, it is possible that ED may take other actions against our institutions or require us to provide additional information. See “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - the '90/10Rule'” included elsewhere in this Report on Form 10-K for additional information.
Multiple legislative proposals have been introduced in Congress that would increase the requirements of the 90/10 Rule, such as reducing the 90% maximum under the rule to 85% and/or including military and veterans' funding in the 90% portion of the calculation. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss would adversely affect our students’ access to Title IV Program funds they need to pay their educational expenses, which could reduce our student population and would have a material adverse effect on our cash flows, results of operations and financial condition.

Federal Student Loan Defaults
An institution may lose its eligibility to participate in some or all Title IV Programs if its former students default on the repayment of their federal student loans in excess of specified levels. Based upon the most recent student loan default rates published by ED, none of our institutions have federal student loan default rates that exceed the specified levels. If any of our institutions loses eligibility to participate in Title IV Programs because of high student loan default rates, such a loss would adversely affect our students’ access to various Title IV Program funds, which could reduce our student population and would have a material adverse effect on our cash flows, results of operations and financial condition. See “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Federal Student Loan Defaults” included elsewhere in this Report on Form 10-K for additional information.

Financial Responsibility Standards
To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. The operating conditions that may be placed on a school that does not meet the standards of financial responsibility include being transferred from the advance payment method of receiving Title IV Program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds or increased administrative costs related to those funds. We are not currently required to post a letter of credit on behalf of any of our schools and are not subject to additional operating conditions. We may be required to post letters of credit in the future, which could increase our costs of regulatory compliance or change the timing of receipt of Title IV Program funds. Our inability to obtain a required letter of credit or the imposition of other limitations on our participation in Title IV Programs could limit our students’ access to Title IV Program funds, which could reduce our student population and could have a material adverse effect on our cash flows, results of operations and financial condition.
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
Administrative Capability
ED regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV Programs. These criteria require, among other things, that the institutions:

•	comply with all Title IV Program regulations;

•	have capable and sufficient personnel to administer Title IV Programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	administer Title IV Programs with adequate checks and balances in its system of internal controls over financial reporting;

•	divide the function of authorizing and disbursing or delivering Title IV Program funds so that no office has the responsibility for both functions;

•	establish and maintain records required under Title IV Program regulations;

•	develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under Title IV Programs;

•	not have a student loan cohort default rate above specified levels;

•
refer to the Office of the Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV Programs;

•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is the cause of debarment or suspension;

•	provide adequate financial aid counseling to its students;

•	show no significant problems that affect the administrative ability of the institution;

•	develop and follow procedures to evaluate the validity of a student's high school completion;

•	timely submit all reports and financial statements required by the regulations; and

•	not otherwise appear to lack administrative capability.
If an institution fails to satisfy any of these criteria, ED may:

•	require the repayment of Title IV Program funds;

•	impose a less favorable payment system for the institution’s receipt of Title IV Program funds;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.
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

Other considerations which could impact the funding we receive from veterans' benefits programs include the following:

•
Access to military installations. Recently, our access to military installations for student recruitment has become highly restricted due to the changes described in “Business - Regulatory Environment - Other Federal and State Programs” included elsewhere in this Report on Form 10-K. Restrictions on access necessary to continue to develop awareness of our programs with this population could reduce our enrollments.

•
90/10 rule changes. Multiple legislative proposals have been introduced in Congress that would increase the requirements of the 90/10 Rule, such as reducing the 90% maximum under the rule to 85% and/or including military and veteran funding in the 90% portion of the calculation. Implementation of these proposals could have a negative impact on our 90/10 ratio, which could have a negative impact on our eligibility to participate in Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, such a loss would adversely affect our students’ access to Title IV Program funds they need to pay their educational expenses, which could reduce our student population and would have a material adverse effect on our cash flows, results of operations and financial condition.

•
Funding for veterans' benefits programs. Funding for veterans' benefits programs is dependent upon Congressional appropriations. If appropriations are not maintained at the current level, or if an extended government shutdown were to occur, the VA might not be able to continue funding veterans' benefits.

•
State Approving Agencies. The VA shares responsibility for VA benefit approval and oversight with designated SAAs.  SAAs play a critical role evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements.  Processes and approval criterion as well as interpretation of applicable requirements can vary from state to state.  Therefore, approval in one state does not necessarily result in approval in all states.  If we are unable to secure approvals in one or more states, if the process for obtaining an approval takes significant time or if our approval is revoked, we could be required to alter the delivery methodology or structure of the program or experience delays in or the loss of a portion of VA funding, or could be required to return a portion of the funding received. Students receiving VA funding may not be able to receive the full benefit of our Automotive Technology and Diesel Technology II curricula methodology, which could reduce our enrollments and have a material adverse effect on our cash flows, results of operations and financial condition.

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

Congress periodically revises the HEA and other laws, and enacts new laws, governing Title IV Programs and annually determines the funding level for each Title IV Program, and may make changes in the laws at any time. Congress most recently reauthorized the HEA in 2008, is actively working on another HEA reauthorization and is expected to revise and reauthorize the HEA soon. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs or places restrictions on the use of funds received by an institution through these programs could reduce our student population and revenues. Such action may occur during HEA reauthorization, or such action could also occur as part of separate technical amendments to the HEA or during Congress' annual budget and appropriations cycle.

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
Since the publication of the program integrity regulations in 2010, ED has issued interpretive guidance on the regulations in the form of multiple Dear Colleague Letters and electronic announcements to institutions. The letters and announcements provide sub-regulatory guidance on certain aspects of the regulations, which assists institutions with understanding the regulations in these areas. The laws and regulations governing certain of the requirements do not establish clear criteria for compliance, and ED has indicated that they do not intend to provide additional guidance on certain topics. In particular, the elimination of the 12 safe harbors regarding the incentive compensation prohibition has significantly impacted our business. On November 27, 2015, ED published guidance eliminating certain restrictions on compensation, and we may adjust our compensation practices in accordance with the recently issued guidance. For a description of additional information regarding these regulatory changes, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included elsewhere in this Report on Form 10-K.

ED published the final gainful employment rule on October 31, 2014, which took effect on July 1, 2015. The final rule maintains the debt to earning (DE) metrics and disclosure requirements published in ED’s March 2014 proposed rule, but eliminates the proposed program cohort default rate metric. In addition to the DE metrics, the final rules include requirements for program certifications, reporting and disclosure of program information and warnings. For a summary of the final rules, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Gainful Employment” included elsewhere in this Report on Form 10-K.
Compliance with final rules could have a material adverse effect on the manner in which we conduct our business and our results of operations. We are not able to develop reliable estimates as to the potential outcome or impact of the final gainful employment rule because the data previously provided by ED is dated and we do not have access to recent earnings data which will be used in the calculations. If a particular program ceased to be eligible for Title IV Program funding, in most cases it would not be practical to continue offering that program under our current business model, which could reduce our enrollment and have a material adverse effect on our cash flows, results of operations and financial condition. In order to prevent this, we may have to explore mitigation strategies which might include preemptively reducing program tuition in an attempt to ensure compliance. Because we cannot calculate the exact impact of such action on the program's DE rates, we may overestimate the required tuition reduction, which would have a negative impact on our tuition revenues. Conversely, we may underestimate the required tuition reduction, and fail to improve the program's DE rates, which could result in the loss of Title IV eligibility. Additionally, a decrease in or loss of any non-loan financial aid available to our students, such as financial aid provided by states, as discussed below, could cause the students to incur more loan debt, which would negatively impact our DE rates. Finally, the disclosures and warnings required by the final rule could also negatively impact our enrollment and have a material adverse effect on our cash flows, results of operations and financial condition.
On October 30, 2015, ED published a set of new final regulations which have a general effective date of July 1, 2016. The regulations include, among other things, revised cash management requirements related to holding Title IV credit balances. The regulations specify that institutions subject to heightened cash monitoring or reimbursement payment methods will not be permitted to hold any Title IV credit balances regardless of student or parent authorization. Instead, these institutions will be required to first credit a student’s ledger account for the amount of Title IV funds the student or parent is eligible to receive, and pay such credits to the student or parent within 14 calendar days, prior to initiating a request from ED for funds that include those students and parents. See “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Cash Management” included elsewhere in this Report on Form 10-K. While we are not currently subject to the heightened cash monitoring or reimbursement payment methods, it is possible that we will be subject to one of the methods on or before the effective date of the regulations. As a result, we would then be compelled to comply with this new cash management regulation beginning July 1, 2016.
We have devoted significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that are also congruent with our business, culture and mission to serve our students and industry relationships. However, these solutions related to implementation and compliance with these final rules, including but not limited to cash management, compensation and gainful employment, may have a material adverse effect on the manner in which we conduct our business, our student populations and the nature of our programs. Interpretation of the regulations is subject to change if ED provides further guidance and clarification. The solutions may require further analysis based on the uncertainty noted above and any additional interpretive guidance that is provided. Existing or future understandings could be different from ED’s interpretations and thus lead to repayments, restrictions, fines or litigation.

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
In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business activities from September 2006 to the present. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013.  In response to a status update request from us, the Attorney General has requested and we have provided additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

On July 17, 2015, we received a subpoena from the U.S. Attorney’s Office for the Western District of North Carolina (U.S. Attorney's Office) issued pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The subpoena covers a broad range of matters relating to our Mooresville, North Carolina campus operations over the past several years. It also seeks documents and information relating to our compliance with the “90/10 rule,” and other programs and practices. We are cooperating with the U.S. Attorney’s Office. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

In November 2015, one of our software vendors notified us of potential additional license and maintenance fees for the use of its software. The terms of the business arrangement are in dispute. However, it is reasonably possible we could incur a loss up to $1.4 million related to this matter. We are in ongoing discussion with the vendor. At this time, we cannot predict the eventual outcome, associated costs or operational impact of this matter, and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

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
The operations of companies in the education and training services industry, including UTI, are subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the SEC, state governmental agencies, ED and other federal agencies. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. These investigations of or regulatory actions against specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect student enrollment and heighten the risk of class action lawsuits against us, which could have a material adverse effect on our cash flows, results of operations and financial condition.
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
Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our student population and negatively affect our 90/10 Rule calculation and other compliance metrics.
A significant number of states are facing budget constraints that are causing them to reduce state appropriations in a number of areas. Many of those states provide financial aid to our students. These and other states may decide to reduce or redirect the amount of state financial aid that they provide to students, but we cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding available to our students decreases and our students are not able to secure alternative sources of funding, our student population could be reduced, which could have a material adverse effect on our profitability. The decrease or loss of this funding could also negatively impact our DE rates under the gainful employment rule, as well as our cohort default rates. Additionally, loss of state funding would negatively impact our 90/10 Rule calculation and the cost of our compliance with the 90/10 Rule, as this funding is counted in the non-Title IV Program funds portion of the ratio, and such loss would drive up the percentage of revenue attributable to Title IV Programs.
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
If we or any of our schools experience a change of control under the standards of applicable state education agencies, our accrediting commission or ED, we or the affected schools must seek the approval of the relevant regulatory agencies. These agencies do not have uniform criteria for what constitutes a change of control. Transactions or events that constitute a change of control include significant acquisitions or dispositions of our common stock or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from ED, our accrediting commission or any state in which our schools are located would impair our ability to participate in Title IV Programs, which would have a material adverse effect on our cash flows, results of operations and financial condition. Our failure to obtain, or a delay in obtaining, approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock.
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

Factors that may impact our ability to collect these loans include the following: current economic conditions; compliance with laws applicable to the origination, servicing and collection of loans; the quality of our loan servicers’ performance; a decline in graduate employment opportunities and the priority that the borrowers under this loan program attach to repaying these loans as compared to other obligations, particularly students who did not complete or were dissatisfied with their programs of study. Because we record revenues upon the receipt of cash payments, if we are unable to collect on these loans, our revenues and profitability may continue to be adversely impacted.

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

Our proprietary loan program may also be subject to oversight by the CFPB, which could result in additional reporting requirements or increased scrutiny. Other proprietary postsecondary institutions have been subject to recent information requests from the CFPB with regard to their private student loan programs. The possibility of litigation, and the associated cost, are risks associated with this student loan program. At least two proprietary education institutions have been subject to recent lawsuits under the Consumer Financial Protection Act of 2010; the institutions are accused of having unfair private student loan programs and of allegedly engaging in certain abusive practices, including interfering with students' ability to understand their debt obligations and failing to provide certain material information.

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
A state chartered bank with a small market capitalization originates loans under our proprietary loan program. If the bank no longer provides service under the contract, we do not currently have an alternative bank to fulfill the demand. There are a limited number of banks that are willing to participate in a program such as our proprietary loan program. The time it could take us to replace the bank could result in an interruption in the loan origination process, which could result in a decrease in our student populations. Furthermore, a single company processes loan applications and services the loans under our proprietary loan program. There is a 90-day termination clause in the contract under which they provide these services. If this company were to terminate the contract, we could experience an interruption in loan application processing or loan servicing, which could result in a decrease in our student populations.
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

The postsecondary education market is highly competitive. The elimination of ability-to-benefit options for establishing general student eligibility for Title IV Program funds beginning July 1, 2012 has increased competition for higher quality students. Some traditional public and private colleges and universities and community colleges, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours.  Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. Additionally, recent executive branch proposals have included two years of free tuition at community colleges for certain students, who must attend school at least half time, maintain a grade point average of 2.5 or higher and make steady progress toward a degree or transferring to a four-year institution.  Some other for-profit education providers have greater financial and other resources, which may, among other things, allow them to secure industry relationships with some or all of the OEMs with which we have relationships, develop other high profile industry relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. Additionally, some other for-profit education providers already have a more extended or dense network of schools and campuses than we do, thus enabling them to recruit students more effectively from a wider geographic area.

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
The U.S. economy and the economies of other key industrialized countries are experiencing difficult and uncertain economic characteristics. While the economy has shown signs of recovery, the impact has not been equal, and certain sectors and socioeconomic groups continue to be negatively impacted. We believe that our enrollment is affected by changes in economic conditions, although the nature and magnitude of this effect are uncertain and may change over time. While these conditions may have contributed to a portion of the past growth in our average full-time undergraduate student population as individuals sought to advance their education and improve their employment opportunities, during periods when the unemployment rate declines or remains stable as it has in recent years, prospective students have more employment options and recruiting new students has traditionally been more challenging. Affordability concerns associated with increased living expenses and the availability of full- and part-time jobs for students attending classes have made it more challenging for us to attract and retain students. The state of the general macroeconomic environment has had a negative impact on price sensitivity and on the ability and willingness of students and their families to incur debt. Furthermore, these circumstances may continue to reduce the willingness of employers to sponsor educational opportunities for their employees, and affect the ability of our students to find employment in the auto, diesel, collision repair, motorcycle or marine industries, any of which could materially and adversely affect our business, cash flows, results of operations and financial condition.
Adverse market conditions for consumer and federally guaranteed student loans could adversely impact the ability of borrowers with little or poor credit history, such as many of our students, to borrow the necessary funds at an acceptable interest rate. These events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults.
We rely heavily on the reliability and performance of an internally developed student management and reporting system, and any difficulties in maintaining this system may result in service interruptions, decreased customer service or increased expenditures.
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
System disruptions and security threats to our computer networks, including breach of the personal information we collect, could have a material adverse effect on our business and our reputation.
Our computer systems as well as those of our service providers are vulnerable to interruption, malfunction or damage due to events beyond our control, including malicious human acts committed by foreign or domestic persons, natural disasters, and network and communications failures. We have established a written data breach incident response policy which we test informally and formally at least annually. Additionally, we periodically perform vulnerability self-assessments and engage service providers to perform independent vulnerability assessments and penetration tests. However, despite network security measures, our servers and the servers at our service providers are potentially vulnerable to physical or electronic unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions. Increasing socioeconomic and political instability in some countries has heightened these risks. Despite the precautions we and our service providers have taken, our systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations.

Additionally, the personal information that we collect subjects us to additional risks and costs that could harm our business and our reputation. We collect, retain and use personal information regarding our students and their families and our employees, including personally identifiable information, tax return information, financial data, bank account information and other data. Although we employ various network and business security measures to limit access to and use of such personal information, we cannot guarantee that a third party will not circumvent such security measures, resulting in the breach, loss or theft of the personal information of our students and their families and our employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could restrict our use of personal information and require notification of data breaches. A violation of any laws or regulations relating to the collection, retention or use of personal information could also result in the imposition of fines or lawsuits against us.
Sustained or repeated system failures or security breaches that interrupt our ability to process information in a timely manner or that result in a breach of proprietary or personal information could have a material adverse effect on our operations and our reputation. Although we maintain insurance in respect of these types of events, available insurance proceeds may not be adequate to compensate us for damages sustained due to these events.

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
In order to support revenue growth and student enrollment, we need to hire and train new admissions representatives, as well as retain and continue to develop our existing admissions representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong admissions representative team may be affected by a number of factors, including the following: our ability to integrate and motivate our admissions representatives; our ability to effectively train our admissions representatives; the length of time it takes new admissions representatives to become productive; the competition we face from other companies in hiring, compensating and retaining admissions representatives and our ability to effectively manage a multi-location educational organization. We have made modifications to our employee compensation structure in order to comply with the incentive compensation rule. These modifications affected the compensation structure for our admissions representatives, including the elimination of their variable compensation. As a result of these changes and the macroeconomic conditions impacting our business, we have experienced and may continue to experience a decrease in our enrollment rates. On November 27, 2015, ED published guidance eliminating certain restrictions on compensation, and we may adjust our compensation practices in accordance with the recently issued guidance. For a description of additional information regarding these regulatory changes, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included elsewhere in this Report on Form 10-K. Our existing compensation structure and any future changes to admissions representative compensation may result in a continued decrease in our enrollment rates. If we are unable to hire, develop or retain quality admissions representatives, the effectiveness of our student recruiting efforts would be adversely affected.

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
Internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control structure is also designed to provide reasonable assurance that fraud would be detected or prevented before our financial statements could be materially affected.

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
We may consider selective acquisitions in the future. We may not be able to complete any acquisitions on favorable terms or, even if we do, we may not be able to successfully integrate the acquired businesses into our business. Integration challenges include, among others, regulatory approvals, significant capital expenditures, assumption of known and unknown liabilities, our ability to control costs and our ability to integrate new personnel. The successful integration of future acquisitions may also require substantial attention from our senior management and the senior management of the acquired schools, which could decrease the time that they devote to the day-to-day management of our business. If we do not successfully address risks and challenges associated with acquisitions, including integration, future acquisitions could harm, rather than enhance, our operating performance. Additionally, if we consummate an acquisition, our capitalization and results of operations may change significantly. A future acquisition could result in the incurrence of debt and contingent liabilities, an increase in interest expense, amortization expenses, goodwill and other intangible assets, charges relating to integration costs or an increase in the number of shares outstanding. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school’s participation in federal student financial aid programs until it obtains ED’s approval. These results could have a negative effect on our cash flows, results of operations and financial condition or result in dilution to current stockholders.
We have recorded a significant amount of goodwill, which may become impaired and subject to a write-down.
Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge is recognized as an expense in the period in which impairment is identified.

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998. We allocated such goodwill to two of our reporting units that provide the related educational programs. We assess our goodwill for impairment during the fourth quarter of each fiscal year. During the year ended September 30, 2015, we recorded an impairment of $12.4 million for one of the reporting units. Goodwill as of September 30, 2015 was $8.2 million. Actual experience may differ from the amounts included in our assessment, which could result in impairment of our goodwill in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Campuses and Other Properties
The following sets forth certain information relating to our campuses and corporate headquarters:

	Location	Brand	Approximate Square Footage	Leased or Owned
Campuses:	Arizona (Avondale)	UTI	268,700	Leased
	Arizona (Phoenix)	MMI	129,400	Leased
	California (Long Beach)	UTI	142,000	Leased
	California (Rancho Cucamonga)	UTI	187,300	Leased
	California (Sacramento)	UTI	239,100	Leased
	Florida (Orlando)	UTI/MMI	263,100	Leased
	Illinois (Lisle)	UTI	180,000	Leased
	Massachusetts (Norwood)	UTI	245,000	Leased
	North Carolina (Mooresville)	NASCAR Tech	146,000	Leased
	Pennsylvania (Exton)	UTI	188,800	Leased
	Texas (Dallas/Ft. Worth)	UTI	95,000	Owned
	Texas (Houston)	UTI	221,300	Owned/leased*
Corporate Headquarters:	Arizona (Scottsdale)	Headquarters	77,100	Leased

*We own 172,200 square feet and lease the remaining 49,100 square feet.

All leased properties listed above are leased with remaining terms that range from approximately three to 16 years. Many of the leases are renewable for additional terms at our option.
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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business activities from September 2006 to the present. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013.  In response to a status update request from us, the Attorney General has requested and we have provided additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

On July 17, 2015, we received a subpoena from the U.S. Attorney’s Office for the Western District of North Carolina (U.S. Attorney's Office) issued pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The subpoena covers a broad range of matters relating to our Mooresville, North Carolina campus operations over the past several years. It also seeks documents and information relating to our compliance with the “90/10 rule,” and other programs and practices. We are cooperating with the U.S. Attorney’s Office. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying consolidated financial statements.
In November 2015, one of our software vendors notified us of potential additional license and maintenance fees for the use of its software. The terms of the business arrangement are in dispute. However, it is reasonably possible we could incur a loss up to $1.4 million related to this matter. We are in ongoing discussion with the vendor. At this time, we cannot predict the eventual outcome, associated costs or operational impact of this matter, and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
None.

EXECUTIVE OFFICERS OF UNIVERSAL TECHNICAL INSTITUTE, INC.
The executive officers of UTI are set forth in this table. All executive officers serve at the direction of the Board of Directors. Ms. McWaters also serves as a director of UTI.

Name	Age	Position
Kimberly J. McWaters	51	Chairman of the Board and Chief Executive Officer
Eugene S. Putnam, Jr.	55	President and Chief Financial Officer
Chad A. Freed	42	General Counsel, Executive Vice President of Corporate Development
Sherrell E. Smith	52	Executive Vice President of Admissions and Operations
Charles J. Barresi	54	Senior Vice President, Customer Solutions
Jeffry B. May	45	Senior Vice President, Marketing
Bryce H. Peterson	37	Senior Vice President, Information Technology
Rhonda R. Turner	42	Senior Vice President, Industry and People Solutions
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
Chad A. Freed has served as our General Counsel, Executive Vice President of Corporate Development since June 2015 and is also our Corporate Secretary. Mr. Freed served as Senior Vice President of Business Development from March 2009 to June 2015, as Senior Vice President, General Counsel from February 2005 to March 2009 and as inside legal counsel since March 2004. Prior to joining UTI, Mr. Freed was a Senior Associate in the Corporate Finance and Securities department at Bryan Cave LLP. Mr. Freed received his Juris Doctor from Tulane University and holds a BS in International Business and French from Pennsylvania State University.
Sherrell E. Smith has served as our Executive Vice President of Admissions and Operations since June 2015. Mr. Smith served as Senior Vice President, Operations from August 2012 to June 2015. During his previous tenure with UTI from 1986 to 2009, Mr. Smith held several positions with UTI including Campus President, Regional Vice President of Operations, Senior Vice President of Operations and Education and Executive Vice President of Operations. Prior to his return to UTI, Mr. Smith advised a private equity firm on acquisition opportunities in the education field and served as the Chief Executive Officer of the American Institute of Technology. Mr. Smith received a BS in Management from Arizona State University.

Charles J. Barresi has served as our Senior Vice President, Customer Solutions since June 2015. Mr. Barresi served as our Regional Vice President of Operations, East from April 2012 to June 2015 and as President of our Norwood, Massachusetts campus from August 2010 to April 2012. Prior to joining UTI, Mr. Barresi served as Vice President of Sales for SIE Computing Solutions and served in a variety of positions at GSI Group, Inc. and AMP Inc. Mr. Barresi received a BA in Business Administration from William Patterson University and a Certificate in The General Managers Program from the Harvard Business School, Executive Education program.
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
Rhonda R. Turner has served as our Senior Vice President of Industry and People Solutions since October 2014. In addition to leading our People Services (Human Resources) function, Ms. Turner provides leadership for our Advanced Training Recruitment and Industry Employment functions. Prior to this role, Ms. Turner served as Senior Vice President of People Services from June 2010 through October 2014, as Vice President of People Services from August 2009 to May 2010, as Vice President of People Services Partnerships & Training from January 2008 to July 2009 and as Director, People Services Partnerships, from January 2006 to December 2007. Prior to joining UTI, Ms. Turner served in human resources leadership positions at ConocoPhillips, Circle K and Main Street Restaurant Group, Inc., a TGI Friday’s franchisee. Ms. Turner received her BS in Human Resources Management from Arizona State University.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “UTI”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the NYSE, for the periods indicated.

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2015:

First Quarter	$11.97	$9.19
Second Quarter	$10.30	$8.15
Third Quarter	$10.45	$7.94
Fourth Quarter	$8.75	$3.50

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2014:

First Quarter	$15.16	$11.07
Second Quarter	$14.36	$11.34
Third Quarter	$13.7	$10.52
Fourth Quarter	$12.88	$9.25

The closing price of our common stock as reported by the NYSE on November 23, 2015 was $5.30 per share. As of November 23, 2015, there were 31 holders of record of our common stock.

Dividends

On December 19, 2014; March 31, 2015 and June 30, 2015, we paid cash dividends of $0.10 per share to common stockholders of record as of December 8, 2014; March 20, 2015 and June 19, 2015, respectively. The aggregate payment was approximately $7.3 million. On September 16, 2015, we declared a cash dividend of $0.02 per share to common stockholders of record as of September 28, 2015, which was paid on October 5, 2015. On December 20, 2013; March 31, 2014; June 30, 2014 and September 30, 2014, we paid cash dividends of $0.10 per share to common stockholders of record as of December 10, 2013; March 17, 2014; June 20, 2014 and September 19, 2014, respectively. The aggregate payment was approximately $9.9 million.

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

The following table summarizes our share repurchases of common stock and our share repurchases to settle individual tax liabilities, which are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the fourth quarter of 2015. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Share Repurchases
July 1-31, 2015	—	$—	—	$10,243
August 1-31, 2015	104,318	$4.75	104,318	$9,747
September 1-30, 2015	—	$—	—	$9,747
Total	104,318	$4.75	104,318	$9,747
Tax Withholdings
July 1-31, 2015	—	$—	—	$—
August 1-31, 2015	—	$—	—	$—
September 1-30, 2015	118,850	$4.04	—	$—
Total	118,850	$4.04	—	$—

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor should such information be incorporated by reference into any future filings under the Securities Act or the Securities Exchange Act except to the extent that we specifically incorporate it by reference in such filing.

This graph compares total cumulative stockholder return on our common stock during the period from September 30, 2010 through September 30, 2015 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on September 30, 2010, and any dividends were reinvested on the date on which they were paid.

200.0
180.0
160.0
140.0
120.0
100.0
80.0
60.0
40.0
20.0
0.0
174.2
100.0
37.7
20.4
9/30/2010
9/30/2011
9/30/2012
9/30/2013
9/30/2014
9/30/2015

Symbol	CRSP Total Returns Index for:	09/2010	09/2011	09/2012	09/2013	09/2014	09/2015
◆	Universal Technical Institute, Inc.	100.0	69.5	71.7	65.8	52.4	20.4
■	NYSE Stock Market (US Companies)	100.0	99.3	128.2	155.8	181.1	174.2
▲	Self-Determined Peer Group	100.0	71.4	50.1	50.1	56.7	37.7

Companies in the Self-Determined Peer Group
Apollo Group, Inc.	Career Education Corporation
DeVry Education Group Inc.	Grand Canyon Education, Inc.
I T T Educational Services, Inc.	Strayer Education, Inc.
Lincoln Educational Services Corporation

Notes:
A. The lines represent quarterly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the quarterly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100 on 09/30/2010.
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of and for the years ended September 30, 2015, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2015	2014	2013	2012	2011
	($'s in thousands, except per share amounts)
Statement of Operations Data: (1)
Revenues (2)	$362,674	$378,393	$380,322	$413,629	$451,983
Operating expenses:
Educational services and facilities	194,416	200,054	199,540	211,979	223,628
Selling, general and administrative (3)	177,481	172,002	174,757	187,397	183,695
Total operating expenses (3)	371,897	372,056	374,297	399,376	407,323
Income (loss) from operations (2) (3)	(9,223)	6,337	6,025	14,253	44,660
Interest (expense) income, net (4)	(2,125)	(1,624)	234	302	252
Equity in earnings of unconsolidated affiliate (5)	527	471	—	—	—
Other income, net	140	563	655	545	291
Income (loss) before taxes (2)	(10,681)	5,747	6,914	15,100	45,203
Income tax expense (benefit)	(1,532)	3,710	3,013	5,985	18,239
Net income (loss) (3)	$(9,149)	$2,037	$3,901	$9,115	$26,964
Net income (loss) per share:
Basic	$(0.38)	$0.08	$0.16	$0.37	$1.10
Diluted	$(0.38)	$0.08	$0.16	$0.37	$1.09
Weighted average shares (in thousands):
Basic	24,391	24,640	24,515	24,711	24,427
Diluted	24,391	24,920	24,704	24,937	24,740
Cash dividends declared per common share	$0.32	$0.40	$0.40	$0.30	—
Other Data: (1)
Depreciation and amortization (8)	$19,155	$20,474	$22,156	$23,819	$24,842
Number of campuses	12	11	11	11	11
Average undergraduate enrollments	13,200	14,400	15,000	16,500	18,500
Balance Sheet Data: (1)
Cash and cash equivalents (6) (7)	$29,438	$38,985	$34,596	$44,611	$52,203
Current assets (6) (7)	$108,057	$127,532	$134,079	$135,594	$134,339
Working capital (6)	$11,563	$25,197	$41,380	$35,847	$28,451
Total assets (3) (5)	$274,302	$288,069	$280,194	$268,768	$266,453
Total shareholders' equity (6)	$113,475	$133,192	$139,164	$146,388	$141,643

(1)	In 2015, we opened a campus in Long Beach, California, which contributed to the fluctuation in operations and financial position during 2015.

(2)	The decline in our average undergraduate full-time student enrollment from 2011 - 2015 contributed to the decrease in revenues, income from operations, and income before taxes.

(3)	In 2015, we recorded a non-cash impairment charge of $12.4 million to write off goodwill for our MMI Phoenix, Arizona campus based on our annual impairment test.

(4)	In 2015 and 2014, we began recording interest expense related to amortization of the financing obligation for our Long Beach, campus and for our Lisle, Illinois campus, respectively.

(5)
In October 2014, we entered into a 15-year lease agreement for a build-to-suit facility related to the design and construction of a new campus in Long Beach, California. We recorded approximately $12.3 million in property and equipment with corresponding amount of financing obligation as of September 30, 2015.

In 2014, we entered into amended lease agreements for certain buildings on our Orlando, Florida campus, which extended the lease terms, modified the scheduled rental payments and allowed us to expand the square footage of one building. Construction occurred during June through October 2014. For accounting purposes, we were considered the owner during the construction period, and during that period, the existing building and the addition were considered one unit of account. Accordingly, as of September 30, 2014, we recorded the existing building and a corresponding short-term financing obligation of approximately $4.6 million on our consolidated balance sheet. The facility was placed into service effective November 1, 2014. We determined that we do not have continuing involvement after the construction period was complete, and that the lease will be accounted for as an operating lease. Accordingly, the asset and the corresponding short-term financing obligation were derecognized from our consolidated balance sheet.

In 2012, we entered into various agreements to relocate our Glendale Heights, Illinois campus to and design and build a campus in Lisle, Illinois. Pursuant to these agreements, we invested approximately $4.0 million to acquire an equity interest of approximately 28% in a related joint venture. We recorded approximately $25.2 million and $2.4 million in property and equipment with a corresponding amount as a construction liability as of September 30, 2013 and 2012, respectively. We recognize our proportionate share of the joint venture's net income or loss during each accounting period as a change in our investment. Our equity in earnings was $0.5 million for each of the years ended September 30, 2015 and September 30, 2014.

(6)
In 2015, we paid cash dividends of $0.10 per share in December, March and June totaling $7.3 million. In 2014 and 2013, we paid quarterly cash dividends of $0.10 per share totaling $9.9 million and $9.8 million, respectively. In 2012, we paid quarterly cash dividends of $0.10 per share in March, June, and September totaling $7.4 million. In 2015, 2014, 2013 and 2012, we used cash and cash equivalents to repurchase approximately $6.6 million, $1.4 million, $5.4 million and $1.8 million, respectively, of our common shares, which decreased cash and cash equivalents, current assets, working capital and shareholders' equity.

(7)
In 2015, we purchased the majority of the buildings and land for our Houston, Texas campus. The purchase price of $9.4 million, excluding fees, was allocated between buildings ($7.7 million) and land ($1.7 million) based on the ratio of appraised values, which decreased cash and current assets. At the time of purchase, we had leasehold improvements related to the purchased building recorded at $5.0 million in historical cost and $4.3 million of accumulated depreciation. The historical cost and accumulated depreciation for these assets were removed from the related classification and the net book value was recorded into building and building improvements. The buildings and building improvements will be depreciated over a useful life of 30 years.

(8)	Excludes depreciation of training equipment obtained in exchange for services of $1.2 million, $1.2 million and $1.1 million for the years ended September 30, 2015, 2014 and 2013, respectively.

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

General Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time enrollment and graduates. We offer undergraduate degree or diploma programs at 12 campuses across the United States. We also offer manufacturer specific advanced training programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 50 years.

Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented after reductions related to discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program. We generally recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our tuition revenues with additional revenues from sales of textbooks and program supplies and other revenues, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented approximately 2% or less of our total revenues in each year for the three-year period ended September 30, 2015. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

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

Our tuition charges vary by type and length of our programs and the program level, such as undergraduate or advanced training. We implemented tuition rate increases of up to 5% for the year ended September 30, 2015, and 2% to 4% for the years ended September 30, 2014 and 2013. We regularly evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs and various veterans benefits programs, to pay a substantial portion of their tuition and other education-related expenses. Approximately 66% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2015. This percentage differs from our Title IV percentage as calculated under the 90/10 rule due to the prescribed treatment of certain Title IV stipends under the rule. Additionally, approximately 20% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the year ended September 30, 2015.

We extend credit for tuition and fees, for a limited period of time, to the majority of our students. Our credit risk is mitigated through the students’ participation in federally funded financial aid and veterans benefit programs unless students withdraw prior to the receipt by us of Title IV or veterans benefit funds for those students. The financial aid and veterans benefits programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions, including a suspension, limitation, placement on reimbursement status or termination proceeding, which could have a material adverse effect on our business.

If any of our institutions were to lose its eligibility to participate in federal student financial aid or veterans benefit programs, the students at that institution, and other locations of that institution, would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. The receipt of financial aid and veterans benefit funds reduces the students’ amounts due to us and has no impact on revenue recognition, as the transfer relates to the source of funding for the costs of education which may occur through Title IV, veterans benefit or other funds and resources available to the student. Additionally, we bear all credit and collection risk for the portion of our student tuition that is funded through our proprietary loan program.

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

2015 Overview

Operations

Lower student population levels as we began 2015, combined with lower new student starts throughout the year, resulted in an 8.3% decline in our average undergraduate full-time student enrollment to approximately 13,200 students for the year ended September 30, 2015. We started approximately 12,400 students during the year ended September 30, 2015, which represents a decrease of 8.8% as compared to a decrease of 9.3% for the year ended September 30, 2014. The decrease in starts was primarily the result of certain macro-economic headwinds and regulatory challenges.

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

For further discussion on regulatory changes, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs-Congressional Action” included elsewhere in this Report on Form10-K.

Our revenues for the year ended September 30, 2015 were $362.7 million, a decline of $15.7 million, or 4.2%, from the prior year. Revenues were negatively impacted by the decline in our average undergraduate full-time student enrollment. The decrease was partially offset by tuition rate increases. Additionally, our results of operations were impacted by an increase in advertising expenses, as we continue to invest in efforts to optimize our media mix, and the goodwill impairment expense. Offsetting the increase in advertising expenses were decreases in compensation costs, bad debt expense and contract services expense. We incurred an operating loss of $9.2 million and a net loss of $9.1 million for the year ended September 30, 2015, compared to operating income of $6.3 million and net income of $2.0 million for the year ended September 30, 2014, as a result of the overall decline in revenues for the period.

In response to these challenges, we continue to manage discretionary operating costs, develop our strong industry relationships and provide alternative financial solutions to help students achieve their educational goals. We continue to work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from employers of our graduates. Additionally, we have taken steps to optimize our advertising spend, balancing the quality and quantity of inquiries, and we have implemented programs to improve the effectiveness of our admissions processes. Finally, we remain focused on adding new campus locations in key regions where there is strong student interest and employer demand for our graduates.

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

Long Beach, California

In October 2014, we entered into a 15-year lease agreement for a build-to-suit facility related to the design and construction of a new campus in Long Beach, California. Under the agreement, we retained substantially all of the construction risk and therefore, for accounting purposes, were considered the owner during the construction period. Although we were owners during the construction period, we do not own the underlying land. Therefore, we have an imputed operating lease expense related to our use of the land that will be recognized from the time we entered into the agreement through the initial lease term. We opened this campus in August 2015. See Note 9 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion. We anticipate this new campus will become profitable in 2016.

Orlando, Florida

In 2014, we entered into amended lease agreements for certain buildings on our Orlando, Florida campus, which extended the lease terms to August 31, 2022 and modified the scheduled rental payments. Additionally, one of the amendments included a provision which allowed us to expand the square footage at one building by approximately 13,500 square feet.

Construction was completed in October 2014, and we began teaching our Automotive Technology and Diesel Technology II programs at this campus in January 2015. We determined that we do not have continuing involvement after the construction period was complete and that the lease will be accounted for as an operating lease. See Note 8 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.

Veterans' Benefits

The percentage of our revenues, on a cash basis, which were collected from funds distributed under various veterans' benefits programs was approximately 20%, 20% and 18% for the years ended September 30, 2015, 2014 and 2013, respectively.

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

As described in “Business - Regulatory Environment - Other Federal and State Programs - Veterans' Benefits” included elsewhere in this Report on Form 10-K, we are subject to limitations on the percentage of students per program receiving benefits under certain veterans’ benefits programs, unless the program qualifies for certain exemptions. If the VA determines that an institution is out of compliance with the applicable limit, the VA will continue to provide benefits to current students but will not provide benefits to newly enrolled students until the institution demonstrates compliance.
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

Automotive Technology and Diesel Technology II Integration

We began teaching the Automotive Technology and Diesel Technology II curricula at our Orlando, Florida campus in January 2015. Additionally, we began offering this curricula at our Long Beach, California campus at the time of opening in August 2015.

As discussed in “Business - Regulatory Environment - Other Federal and State Programs - Veterans' Benefits” included elsewhere in this Form 10-K, the VA shares responsibility for VA benefit approval and oversight with designated SAAs. SAAs play a critical role in evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements. Processes and approval criterion as well as interpretation of applicable requirements can vary from state to state. Therefore, approval in one state does not necessarily result in approval in all states.

During 2015, we received approval from the California SAA to use veterans’ benefits to fund courses taught using this curricula in California under the alternative method we proposed. Additionally, we received approval from the Florida SAA to use veterans’ benefits to fund all course combinations taught using this curricula in Florida under the alternative methodology. Since July 2012, the Texas SAA has approved the use of Veterans benefits to fund tuition under our original Automotive Technology and Diesel Technology II delivery method at our Dallas/Ft. Worth, Texas campus. During 2015, we have been in contact with the Texas SAA regarding a potential transition to an alternative delivery method for Veterans at this campus. The Texas SAA has recently communicated that the program at this campus remains approved while we work to implement a unique delivery methodology. We are evaluating our options for implementing changes in response to guidance received from the Texas SAA.

Graduate Employment

Identifying employment opportunities and preparing our graduates for these careers is critical to our ability to help our graduates benefit from their education.  Accordingly, we dedicate significant resources to maintaining an effective employment team, as described in "Business - Graduate Employment" included in Part I, Item 1 of this Report of Form 10-K. We believe that our graduate employment services provide our students with a compelling value proposition and enhance the employment opportunities for our graduates. We saw improvement in graduate employment rates for all of our programs except collision repair for students who graduated in 2014, as compared to 2013.

Our employment rates for 2014 and 2013 graduates were 88%. The employment calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2013 to September 30, 2014 and October 1, 2012 to September 30, 2013, respectively, excluding graduates not available for employment because of continuing education, military service, health, incarceration, death or international student status. Graduates are counted as employed based on a verified understanding of the graduate's job duties to assess and confirm that the graduates primary job responsibilities are in his or her field of study. See Business - Graduate Employment" in this Report on Form 10-K for further discussion of our graduate employment activities. For 2014, we had approximately 9,900 total graduates, of which approximately 9,200 were available for employment. Of those graduates available for employment, approximately 8,100 were employed within one year of their graduation date, for a total of 88%. For 2013, we had approximately 10,600 total graduates, of which approximately 9,900 were available for employment. Of those graduates available for employment, approximately 8,700 were employed within one year of their graduation date, for a total of 88%.

Regulatory Environment

For a detailed discussion of the regulatory environment and related risks, see “Business - Regulatory Environment”, and Item 1A, “Risk Factors”, included elsewhere in this Report on Form 10-K.

Incentive Compensation

On November 27, 2015, ED published guidance in the Federal Register that it characterized as clarifying and providing additional information about the revised regulations. This new guidance allows for increased flexibility with regard to compensation for admissions representatives that is based upon students' graduation from, or completion of, educational programs. ED has reconsidered its previous interpretation and now indicated the regulations do not prohibit compensation for admissions representatives that is based upon students' graduation from, or completion of, educational programs. Enrollment-based compensation continues to be prohibited. In assessing the legality of a compensation structure, ED will evaluate whether compensation labeled as graduation-based or completion-based is in substance enrollment-based compensation. Consequently, ED’s recently published guidance eliminates certain restrictions on compensation, and we may adjust our compensation practices in accordance with the recently issued guidance.

Gainful Employment

ED published a final gainful employment rule on October 31, 2014. Most parts of the new rule were effective on July 1, 2015, except new disclosure requirements which take effect January 1, 2017. The final rule requires institutions to satisfy one of two debt-to-earnings ratios in order to maintain Title IV Program eligibility. The rule also requires institutions to make certain certifications respecting each of their gainful employment programs, to annually report certain information to ED, and to make disclosures to prospective students and the public. For a summary of the final rules, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Gainful Employment”. We are not able to develop reliable projections of our programs' performance under the final rules because the data previously provided by ED is dated and we do not have access to the recent Social Security Administration earnings data which will be used in the calculations.
Accreditation
In 2014, one of our programs at our Orlando, Florida campus did not achieve the ACCSC's graduation benchmark and was placed on outcomes reporting. We provided updated graduation data through January 2015 to ACCSC in February 2015. ACCSC accepted our response and voted to remove the program from outcomes reporting with a stipulation that we provide additional data, which was submitted in October 2015 as requested. We received notification from ACCSC in October 2015 that the stipulation was met and no further reporting is required. In 2015, one of our programs at our Norwood, Massachusetts campus did not achieve the ACCSC's graduation or employment benchmarks and was placed on heightened monitoring status. The program had only three graduates during the 2011 reporting period and therefore we have decided to discontinue the program. The request to discontinue was sent to ACCSC in October 2015; once approved, heightened monitoring status will no longer be applicable for the program. See “Business - Regulatory Environment - Accreditation" for additional discussion.
In 2015, our Avondale, Arizona; Houston, Texas; Phoenix, Arizona and Rancho Cucamonga, California campuses received the “School of Excellence” designation by ACCSC.  The School of Excellence Award recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high-levels of achievement among their students. In order to be eligible for the School of Excellence Award, an ACCSC-accredited institution must meet the conditions of renewing accreditation without any finding of non-compliance, satisfy all requirements necessary to be in good standing with ACCSC and demonstrate that the majority of the schools’ student graduation and graduate employment rates for all programs offered meet or exceed the average rates of graduation and employment among all ACCSC-accredited institutions.
Massachusetts Regulations

On June 20, 2014 the Massachusetts Attorney General (MA AG) published disclosure and business practice regulations applicable to proprietary schools operating in or recruiting from Massachusetts or providing services to residents of that state.  As published, the regulations were effective immediately. The disclosure obligations include, among other information, graduation, loan non-payment and placement data requirements that are uniquely defined by the MA AG and differ from data and calculation requirements historically applied to our schools by other regulating agencies and our accreditor. In addition to required disclosures, the regulations also require various business practice changes including, among other items, a 72-hour waiting period between disclosing required data to a prospective student and entering into an enrollment agreement with that student as well as significant limitations on contact between our admissions representatives and prospective students. We believe that we have made good faith efforts to comply with these disclosure requirements. These regulations have resulted in substantial changes to our recruiting operations in the New England region and to our Norwood, Massachusetts campus. We continue to experience increases in our cost of doing business and pressure on the number of inquiries compared to the number of student applications.

90/10 Rule

A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years, and could impose other restrictions or conditions on the institution's Title IV eligibility. For the years ended September 30, 2015, 2014 and 2013, approximately 73%, 74% and 76%, respectively, of our revenues, on a cash basis, were derived from funds distributed under Title IV Programs, as calculated under the 90/10 rule.

2016 Outlook

For the year ending September 30, 2016, we expect new student starts to be up in the low single digits, however, given the number of students currently in school and the timing of the anticipated start growth, we expect our average student population to be down in the mid to high single digits as a percentage compared with the year ended September 30, 2015.  While annual tuition increases will slightly offset the decline in average students, we expect revenue to decline approximately two percent. To support new student growth for this year and next, we will continue to invest in growth opportunities during the year which will result in lower operating income and minimal levels of EBITDA. Capital expenditures are expected to be approximately $19.5 million to $20.5 million for the year ending September 30, 2016. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2015	2014	2013
Revenues	100.0%	100.0%	100%
Operating expenses:
Educational services and facilities	53.6%	52.9%	52.5%
Selling, general and administrative	48.9%	45.4%	45.9%
Total operating expenses	102.5%	98.3%	98.4%
Income (loss) from operations	(2.5)%	1.7%	1.6%
Interest income (expense), net	(0.5)%	(0.5)%	0.1%
Other income	0.1%	0.3%	0.1%
Total other income (expense)	(0.4)%	(0.2)%	0.2%
Income (loss) before income taxes	(2.9)%	1.5%	1.8%
Income tax expense (benefit)	(0.4)%	1.0%	0.8%
Net income (loss)	(2.5)%	0.5%	1.0%

We opened a new campus in Long Beach, California in August 2015. For the year ended September 30, 2015, this campus had revenues of $0.7 million and operating expenses of $7.6 million, including corporate allocations of $2.5 million.

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Revenues. Our revenues for the year ended September 30, 2015 were $362.7 million, a decrease of $15.7 million, or 4.2%, as compared to revenues of $378.4 million for the year ended September 30, 2014. The 8.3% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $30.2 million. The decrease was partially offset by tuition rate increases of up to 5%, depending on the program. Our revenues for the years ended September 30, 2015 and 2014 excluded $21.1 million and $23.2 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $5.4 million and $3.5 million of revenues and interest under the proprietary loan program for the years ended September 30, 2015 and 2014, respectively.
Educational services and facilities expenses. Our educational services and facilities expenses for the year ended September 30, 2015 were $194.4 million, representing a decrease of $5.7 million, or 2.8%, as compared to $200.1 million for the year ended September 30, 2014.

Our educational services and facilities expenses for the year ended September 30, 2015 for our Long Beach, California campus were $4.1 million, including corporate allocations of $0.2 million.

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2015	2014
	(In thousands)
Salaries expense	$86,025	$87,809
Employee benefits and tax	15,643	16,566
Bonus expense	1,225	816
Stock-based compensation	294	587
Compensation and related costs	103,187	105,778
Occupancy costs	36,127	36,270
Other educational services and facilities expense	14,100	15,109
Depreciation and amortization expense	17,805	18,469
Supplies and maintenance	9,981	9,647
Tools and training aids expense	8,959	9,237
Contract services expense	4,257	5,544
	$194,416	$200,054
Compensation and related costs decreased $2.6 million for the year ended September 30, 2015, as compared to the prior year:
•Salaries expense decreased $1.8 million due to the restructuring undertaken in September and October 2014 and planned employee attrition during the year resulting from our focus on controlling costs. The restructuring and attrition primarily impacted non-instructor positions and related salaries expense, resulting in a decrease of approximately $2.7 million for the year ended September 30, 2015. Instructor salaries remained consistent with the prior year. The decreases were partially offset by normal salary merit increases.
•Employee benefits and tax decreased $1.0 million as a result of the decrease in salaries expense as well as a decrease in self-insurance medical claims.
•Bonus expense increased $0.4 million primarily due to attainment of non-financial metrics at a rate higher than the prior year. Additionally, bonus expense increased as a result of long-term incentive cash awards granted during September 2014 in lieu of stock compensation for certain employees.

Compensation and related costs for our Long Beach, California campus for the year ended September 30, 2015 were $0.9 million, including corporate allocations of $0.1 million.

Contract services expense decreased $1.2 million during the year ended September 30, 2015, as compared to the same period in the prior year. The decrease was primarily due to expenses incurred in the prior year comparable period in support of the relocation of our Glendale Heights, Illinois campus to Lisle, Illinois as well as expenses associated with outsourcing certain financial aid processes.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended September 30, 2015 were $177.5 million, representing an increase of $5.5 million, or 3.2%, as compared to $172.0 million for the year ended September 30, 2014.

Our selling, general and administrative expenses for the year ended September 30, 2015 for our Long Beach, California campus were $3.5 million, including corporate allocations of $2.3 million.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2015	2014
	(In thousands)
Salaries expense	$66,570	$72,435
Employee benefits and tax	13,221	14,886
Bonus expense	4,016	2,759
Stock-based compensation	3,971	5,134
Compensation and related costs	87,778	95,214
Advertising expense	44,688	39,221
Other selling, general and administrative expenses	23,965	25,673
Goodwill impairment expense	12,357	—
Contract services expense	4,586	4,702
Depreciation and amortization expense	2,518	3,220
Bad debt expense	1,589	3,972
	$177,481	$172,002
Compensation and related costs decreased $7.4 million for the year ended September 30, 2015, as compared to the prior year:
•Salaries expense decreased approximately $5.8 million primarily due to the restructuring undertaken in September and October 2014 and planned employee attrition over the last year resulting from our focus on controlling costs. The restructuring primarily impacted admissions employees and related salaries expense. The decrease was partially offset by normal salary merit increases.
•Severance charges had a minimal impact on the year ended September 30, 2015 as compared to the prior year, as charges for the second phase of the restructuring undertaken in October 2014 and for other employee turnover were primarily offset by severance charges related to the first phase of the restructuring in September 2014.
•Employee benefits and tax decreased $1.7 million as a result of the decrease in salaries expense as well as a decrease in self-insurance medical claims.
•Stock compensation decreased $1.1 million primarily due to a reduction in overall grant levels over the past several years.
•Bonus expense increased $1.2 million primarily due to attainment of non-financial metrics at a rate higher than the prior year. Additionally, bonus expense increased as a result of long-term incentive cash awards granted during September 2014 in lieu of stock compensation for certain employees.
Compensation and related costs for our Long Beach, California campus for the year ended September 30, 2015 were $1.2 million, including corporate allocations of $0.4 million.

Advertising expense increased $5.5 million for the year ended September 30, 2015, as compared to the prior year. The increases were primarily attributable to higher inquiry generation expenses, as we continue to invest in efforts to optimize our media mix; additionally, competitive pressures led to price increases and a tighter market for television and internet advertising. Partially offsetting the increase was a decrease in production costs due to certain commercial and direct mail campaigns completed in the prior year. We continue to focus on identifying the optimal balance between quality and quantity of inquiries from potential students. Advertising expense as a percentage of revenues for the year ended September 30, 2015 was approximately 12.3%. We anticipate our advertising expense will be in the range of 12%—13% of revenue for the year ending September 30, 2016.

We recorded a non-cash goodwill impairment charge of $12.4 million at September 30, 2015 to write off the full carrying value of goodwill at our MMI Phoenix, Arizona campus. This non-cash charge had no impact on liquidity or cash flows from operations. There was no impairment related to our MMI Orlando, Florida campus for the year ended September 30, 2015. No goodwill impairment was incurred in 2014.

Bad debt expense decreased $2.4 million for the year ended September 30, 2015 as compared to the prior year. During the three months ended March 31, 2015, we reversed approximately $1.0 million of bad debt expense recorded in 2011 and 2012 for processing issues related to student funds received from a non-Title IV federal funding agency. Based on communication with the agency, we determined it was no longer probable that we will be required to return such funds.
Other expense. Our other expense for the year ended September 30, 2015 was $1.5 million, an increase of $0.9 million as compared to $0.6 million for the year ended September 30, 2014. The increase is primarily attributable to an increase in interest expense related to amortization of the financing obligation related to our Lisle, Illinois and Long Beach, California campuses. See Note 9 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.
Income taxes. Our income tax benefit for the year ended September 30, 2015 was $1.5 million, or 14.3% of pre-tax loss, compared to income tax expense of $3.7 million, or 64.6% of pre-tax income, for the year ended September 30, 2014. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits, and an increase in tax expense related to share-based compensation during the year ended September 30, 2015. In 2015, our effective tax rate also reflects the $12.4 million goodwill impairment.

At the time of our initial public offering in December 2003, we began awarding stock-based compensation in the form of stock options with a contractual life of 10 years. In subsequent years, we have awarded other forms of stock-based compensation with varying terms. In 2006, we adopted the authoritative guidance on accounting for stock-based compensation, which gave rise to deferred tax assets related to stock-based compensation timing differences between book expense and tax deductions, as well as a pro forma pool of windfall tax benefits. When tax deductions from stock-based compensation awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (shortfall) is charged first to additional paid-in capital to the extent of our pro forma pool of windfall tax benefits, with any remainder written off to income tax expense. Such write-offs may be the result of expiration, exercise or vesting of prior stock-based compensation awards. The write-off of the deferred tax asset is a non-cash charge and is not a result of current operations.
The write-off of the deferred tax asset resulted in $1.8 million in income tax expense for the year ended September 30, 2015. Although we cannot predict the price of our stock, if our stock price remains relatively consistent with its current trading price, the impact of any adjustments to the deferred tax asset and related income tax expense for the year ending September 30, 2016 is expected to be in the range of $1.4 million to $1.6 million.
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
Net income (loss). As a result of the foregoing, we reported net loss for the year ended September 30, 2015 of $9.1 million, as compared to net income of $2.0 million for the year ended September 30, 2014.

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

During 2014, we increased the amount of scholarships granted to our students to assist those who have a financial need in funding a portion of their education. Because scholarships are recognized ratably over the term of the student’s course or program in accordance with our revenue recognition policy, an increase in scholarships does not immediately impact revenues. Discounts to revenues related to scholarships applied for students currently attending our programs increased approximately $1.4 million for the year ended September 30, 2014.

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

Non-GAAP financial measures

Our adjusted earnings before interest, tax, depreciation and amortization (adjusted EBITDA) for the years ended September 30, 2015, 2014 and 2013 were $24.1 million, $29.1 million and $29.9 million, respectively. Adjusted EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income in determining financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

Adjusted EBITDA reconciles to net income as follows:

	Year Ended September 30,
	2015	2014	2013

Net income (loss)	$(9,149)	$2,037	$3,901
Interest expense (income), net	2,125	1,624	(234)
Income tax expense (benefit)	(1,532)	3,710	3,013
Depreciation and amortization (1)	20,323	21,689	23,251
Goodwill impairment expense	12,357	—	—
Adjusted EBITDA	$24,124	$29,060	$29,931

(1) Includes depreciation of training equipment obtained in exchange for services of $1.2 million, $1.2 million and $1.1 million for the years ended September 30, 2015, 2014 and 2013, respectively.

Student retention/completion rate

Our consolidated student retention/completion rate is based on new students that began one of our programs during a fiscal year and completed or are still attending as of September 30 of the following fiscal year. The following table sets forth our consolidated student retention/completion rate during each of the periods indicated:

	Year Ended September 30,
	2015	2014	2013

Consolidated student retention/completion	65%	65%	66%

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations.

We believe that the strategic use of our cash resources includes funding our new campus as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. In December 2014, March 2015 and June 2015, we paid a cash dividend of $0.10 per share on our common stock. In September 2015, we declared a cash dividend of $0.02 per share on our common stock, which was paid October 5, 2015. The dividend was reduced to create a more reasonable yield while enabling additional cash investments intended to grow our student population and provide a greater return for investors. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Additionally, to the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $57.5 million and $84.9 million as of September 30, 2015 and 2014, respectively.

Our principal source of liquidity is operating cash flows. A majority of our revenues are derived from Title IV Programs and various veterans benefits programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of thirty-week periods. DL subsidized and unsubsidized loan funds are generally provided in two disbursements for each academic year. The first disbursement for first-time borrowers is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Under our proprietary loan program, we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

Our net cash provided by operating activities was $8.2 million, $27.1 million, and $26.7 million for the years ended September 30, 2015, 2014 and 2013, respectively. The cash provided by operating activities in 2015 was primarily attributable to net loss of $9.1 million and adjustments of $32.2 million for non-cash and other items, partially offset by $14.8 million related to the change in our operating assets and liabilities.

Changes in operating assets and liabilities
For the year ended September 30, 2015, the changes in our operating assets and liabilities resulted in cash outflows of $14.8 million. The outflows were primarily attributable to changes in receivables, income tax payable, and deferred revenue. The increase in receivables resulted in a cash outflow of $11.4 million, and was primarily attributable to the timing of cash receipts on behalf of our students, and a decrease in our allowance for doubtful accounts. The decrease in income tax payable resulted in a cash outflow of $3.1 million and was primarily due to the timing of tax payments. The decrease in deferred revenue resulted in a cash outflow of $1.7 million and was primarily attributable to the timing of student starts, the lower number of students in school and where they were at period end in relation to the completion of their program at September 30, 2015 compared to September 30, 2014. Partially offsetting the cash outflows for the year ended September 30, 2015 was a cash inflow of $4.4 million resulting from increases in accounts payable and accrued expenses and accrued tool sets and other current liabilities. The increase in accounts payable and accrued expenses was primarily due to the opening of our Long Beach, California campus in 2015, and the increase in accrued tool sets and other current liabilities was attributed to the dividend payable at September 30, 2015.
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

Investing Activities
For the year ended September 30, 2015, cash used in investing activities was $2.7 million and was primarily related to $29.0 million in purchases of property and equipment and $26.1 million for the purchase of investments. Approximately $9.7 million of the purchase of property and equipment was related to the purchase of the majority of the buildings and land for our Houston, Texas campus facility and $12.5 million related to the construction of our new Long Beach, California campus. The remainder was related to the purchases of new and replacement training equipment for our ongoing operations. The cash outflows were partially offset by approximately $51.8 million of proceeds received upon the maturity of our investments.
For the year ending September 30, 2016, we anticipate investing in capital expenditures in the range of $19.5 million to $20.5 million. We anticipate investing approximately $2.1 million for a future campus location and approximately $6.0 million for expansion of programs at existing campuses.

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

Financing Activities
For the year ended September 30, 2015, cash used in financing activities was $15.1 million and was primarily attributable to the payment of cash dividends in December 2014, March 2015 and June 2015 of $0.10 per share totaling $7.3 million and the repurchase of $6.6 million of our common stock.
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

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2015, we purchased 852,318 shares at an average price per share of $7.73 and a total cost of approximately $6.6 million. As of September 30, 2015, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program.

Contractual Obligations

The following table sets forth, as of September 30, 2015, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Operating leases, net of sublease income (1)	$176,913	$27,580	$54,151	$48,910	$46,272
Purchase obligations (2)	47,280	29,815	6,713	3,333	7,419
Other long-term obligations (3)	87,507	4,991	9,434	9,849	63,233
Total contractual commitments	$311,700	$62,386	$70,298	$62,092	$116,924

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)
Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Additionally, purchase orders outstanding as of September 30, 2015, employment contracts and minimum payments under licensing and royalty agreements are included.

(3)
Includes lease payments for our Lisle, Illinois and Long Beach, California campuses which are accounted for as financing obligations. See Note 9 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.

Off-Balance Sheet Arrangements

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees or diplomas to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2015, the total face amount of these surety bonds was approximately $19.0 million.

Additionally, our consolidated balance sheets do not reflect our operating lease obligations described above in "Contractual Obligations" or our proprietary loan program described below in "Critical Accounting Estimates".

Related Party Transactions

Information concerning certain related party transactions is included in Note 13 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2016 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

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

	Revenues
	Year Ended September 30,
	2015		2014		2013
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
	($'s in thousands)
December 31	$95,680	26.3%	$97,040	25.6%	$98,458	25.9%
March 31	91,235	25.2%	94,711	25.1%	95,091	25.0%
June 30	85,106	23.5%	91,329	24.1%	90,962	23.9%
September 30	90,653	25.0%	95,313	25.2%	95,811	25.2%
	$362,674	100%	$378,393	100%	$380,322	100%

	Income (Loss) from Operations
	Year Ended September 30,
	2015		2014		2013
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
	($'s in thousands)
December 31	$5,600	(60.7)%	$3,058	48.3%	$6,029	100.1%
March 31	2,402	(26.0)%	(1,612)	(25.5)%	(1,907)	(31.6)%
June 30	(3,996)	43.3%	1,011	16.0%	473	7.9%
September 30	(13,229)	143.4%	3,880	61.2%	1,430	23.6%
	$(9,223)	100%	$6,337	100%	$6,025	100%

The decline in revenues for each of the three month periods ended March 31, June 30 and September 30, 2015; March 31, September 30 and December 31, 2014; and December 31, 2013, as compared to the same periods in the prior year, was primarily due to a decrease in our student population in 2015 and 2014, respectively. The decrease in our student population also contributed to a decline in income from operations for the three month periods ended June 30 and September 30, 2015 and December 31, 2013.

For the three month period ended June 30, 2014, revenues increased as compared to the same period in the prior year. During this period, tuition rate increases and an increase in industry training revenue offset the decrease in our student population. For the three month periods ended March 31, 2015 and March 31, June 30, September 30 and December 31, 2014, income from operations increased as compared to the same periods in the prior year. The increases were primarily attributable to cost control efforts as well as a decrease in our depreciation expense.

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

Revenue recognition. Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program for which payment has not been received. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 98% of our revenues for each of the years ended September 30, 2015, 2014 and 2013 consisted of tuition. Our undergraduate programs are typically designed to be completed in 45 to 102 weeks and our advanced training programs range from 11 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues. Sales of textbooks and program supplies and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

Proprietary Loan Program. In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, veterans benefits, commercial loan programs or other alternative sources, we established a private loan program with a bank. Under terms of the related agreement, the bank originates loans for our students who meet our specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan.

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

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998, and was allocated to two of our reporting units that provide the related educational programs. Our recorded goodwill was $8.2 million as of September 30, 2015. We assess our goodwill for impairment during the fourth quarter of each fiscal year. In performing our impairment tests, we first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible, as applicable, is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests to compare the estimated fair value of the reporting unit to the carrying value of its net assets.

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

2015 Impairment Testing

We completed our 2015 annual goodwill impairment tests and determined that the goodwill at our MMI Phoenix, Arizona campus was fully impaired. There was no impairment related to our MMI Orlando, Florida campus. We performed quantitative goodwill impairment tests using the fair value method described above. The fair value of the MMI Orlando, Florida campus exceeded book value by at least 80%. Actual experience may differ from the amounts included in our assessment, which could result in additional impairment of our goodwill in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. We invest our cash and cash equivalents in mutual funds that invest in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes, U.S. treasury bills and pre-funded municipal bonds collateralized by escrowed-to-maturity U.S. treasury notes. As of September 30, 2015, we held $29.4 million in cash and cash equivalents and $29.8 million in investments. For the year ended September 30, 2015, we earned interest income of $0.2 million. We do not believe that reasonably possible changes in interest rates will have a material effect on our financial position, results of operations or cash flows.

As of September 30, 2015, we did not have short-term or long-term borrowings.

Effect of Inflation

To date, inflation has not had a significant effect on our operations.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-40 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2015 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Certifications

The Company has filed as exhibits to its Annual Report on Form 10-K for the year ended September 30, 2015, filed with the SEC, the certifications of the Chairman and Chief Executive Officer and the President and Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.

The Company has submitted to the NYSE the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth in our proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Election of Directors”; “Corporate Governance and Related Matters”; “Code of Conduct”; “Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth in our proxy statement for the 2016 Annual Meeting of Stockholders under the heading “Executive Compensation”, “Compensation Committee Interlocks” and “Compensation Committee Report” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in our proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth in our proxy statement for the 2016 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth in our proxy statement for the 2016 Annual Meeting of Stockholders under the heading “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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
10.5
Lease Agreement, dated July 2, 2001, as amended February 27, 2015, between Delegates LLC, as landlord, and The Clinton Harley Corporation, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430), and Exhibit 10.1 to the Form 10-Q filed by the Registrant on May 1, 2015.)

10.6	Form of Indemnification Agreement by and between Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Registrant on August 6, 2014.)
10.7*	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 6, 2010.)
10.8*	Employment Agreement, dated April 8, 2014, between the Company and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on April 11, 2014.)
10.9*	Employment Agreement, dated April 8, 2014, between the Company and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on April 11, 2014.)
10.10*
Severance & Transition Agreement, dated as of September 30, 2013, between Universal Technical Institute, Inc. and John C. White. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on October 4, 2013.)

10.11.1*
Offer Letter, dated as of August 2, 2012, between Universal Technical Institute, Inc. and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on August 21, 2012.)

10.11.2*
Addendum Letter, dated as of August 7, 2012, between Universal Technical Institute, Inc. and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on August 21, 2012.)

10.13*	Form of Retention/Recognition Bonus Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 13, 2011.)
10.14*	Universal Technical Institute, Inc. Severance Plan, as amended December 2014, (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on December 12, 2014.)
21.1	Subsidiaries of Registrant. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
24.1	Power of Attorney. (Included on signature page.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Exhibit Number	Description
101
The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 2, 2015

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

SIGNATURE	TITLE	DATE
/s/ Kimberly J. McWaters Kimberly J. McWaters	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	December 2, 2015

/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 2, 2015

/s/ Conrad A. Conrad Conrad A. Conrad	Lead Director	December 2, 2015

/s/ David A. Blaszkiewicz David A. Blaszkiewicz	Director	December 2, 2015

/s/ Alan E. Cabito Alan E. Cabito	Director	December 2, 2015

/s/ William J. Lennox, Jr. William J. Lennox, Jr.	Director	December 2, 2015

/s/ Dr. Roderick Paige Dr. Roderick Paige	Director	December 2, 2015

/s/ Roger S. Penske Roger S. Penske	Director	December 2, 2015

/s/ Linda J. Srere Linda J. Srere	Director	December 2, 2015

/s/ Kenneth R. Trammell Kenneth R. Trammell	Director	December 2, 2015

/s/ John C. White John C. White	Director	December 2, 2015

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company and for assessing the effectiveness of internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Technical Institute, Inc.
Scottsdale, Arizona
We have audited the internal control over financial reporting of Universal Technical Institute, Inc. and subsidiaries (the "Company") as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2015 of the Company and our report dated December 2, 2015 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Phoenix, Arizona
December 2, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Technical Institute, Inc.
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheet of Universal Technical Institute and subsidiaries (the “Company”) as of September 30, 2015 and the related consolidated statement of comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2015 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Phoenix, Arizona
December 2, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Technical Institute, Inc.

In our opinion, the consolidated balance sheet as of September 30, 2014 and the related consolidated statements of comprehensive income, of shareholders’ equity, and of cash flows for each of the two years in the period ended September 30, 2014 present fairly, in all material respects, the financial position of Universal Technical Institute, Inc. and its subsidiaries (the “Company”) at September 30, 2014, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
December 3, 2014

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$29,438	$38,985
Restricted cash	5,824	6,544
Investments, current portion	28,086	45,906
Receivables, net	22,409	12,118
Deferred tax assets, net	4,539	7,470
Prepaid expenses and other current assets	17,761	16,509
Total current assets	108,057	127,532
Investments, less current portion	1,719	11,257
Property and equipment, net	124,144	106,927
Goodwill	8,222	20,579
Deferred tax assets, net	20,248	11,923
Other assets	11,912	9,851
Total assets	$274,302	$288,069
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,620	$38,827
Dividends payable	485	—
Deferred revenue	44,693	46,365
Accrued tool sets	3,624	3,806
Construction liability, current	—	1,252
Financing obligation, current	737	5,234
Income tax payable	1,187	4,336
Other current liabilities	3,148	2,515
Total current liabilities	96,494	102,335
Deferred rent liability	10,822	10,323
Financing obligation	44,053	32,478
Other liabilities	9,458	9,741
Total liabilities	160,827	154,877
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,098,193 shares issued and 24,233,296 shares outstanding as of September 30, 2015 and 30,838,460 shares issued and 24,825,881 shares outstanding as of September 30, 2014	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	178,202	174,376
Treasury stock, at cost, 6,864,897 shares as of September 30, 2015 and 6,012,579 as of September 30, 2014	(97,388)	(90,769)
Retained earnings	32,638	49,582
Accumulated other comprehensive income	20	—
Total shareholders’ equity	113,475	133,192
Total liabilities and shareholders’ equity	$274,302	$288,069
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues	$362,674	$378,393	$380,322
Operating expenses:
Educational services and facilities	194,416	200,054	199,540
Selling, general and administrative	165,124	172,002	174,757
Goodwill impairment	12,357	—	—
Total operating expenses	371,897	372,056	374,297
Income (loss) from operations	(9,223)	6,337	6,025
Other (expense) income:
Interest income	215	223	235
Interest expense	(2,340)	(1,847)	(1)
Equity in earnings of unconsolidated affiliate	527	471	—
Other income	140	563	655
Total other (expense) income, net	(1,458)	(590)	889
Income (loss) before income taxes	(10,681)	5,747	6,914
Income tax expense (benefit)	(1,532)	3,710	3,013
Net income (loss)	$(9,149)	$2,037	$3,901
Other comprehensive income (net of tax):
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes (1)	20	—	—
Comprehensive income (loss)	$(9,129)	$2,037	$3,901
Earnings (loss) per share:
Net income (loss) per share - basic	$(0.38)	$0.08	$0.16
Net income (loss) per share - diluted	$(0.38)	$0.08	$0.16
Weighted average number of shares outstanding:
Basic	24,391	24,640	24,515
Diluted	24,391	24,920	24,704
Cash dividends declared per common share	$0.32	$0.40	$0.40

(1)The tax effect during the year ended September 30, 2015 was not significant.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance as of September 30, 2012	30,222	$3	$166,970	5,331	$(83,924)	$63,339	$—	$146,388
Net income	—	—	—	—	—	3,901	—	3,901
Issuance of common stock under employee plans	421	—	525	—	—	—	—	525
Shares withheld for payroll taxes	(107)	—	(1,263)	—	—	—	—	(1,263)
Tax benefit from employee stock plans	—	—	(1,059)	—	—	—	—	(1,059)
Stock-based compensation	—	—	5,914	—	—	—	—	5,914
Shares repurchased	—	—	—	561	(5,422)	—	—	(5,422)
Cash dividends declared	—	—	—	—	—	(9,820)	—	(9,820)
Balance as of September 30, 2013	30,536	$3	$171,087	5,892	$(89,346)	$57,420	$—	$139,164
Net income	—	—	—	—	—	2,037	—	2,037
Issuance of common stock under employee plans	453	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(151)	—	(1,639)	—	—	—	—	(1,639)
Tax benefit from employee stock plans	—	—	(945)	—	—	—	—	(945)
Stock-based compensation	—	—	5,873	—	—	—	—	5,873
Shares repurchased	—	—	—	121	(1,423)	—	—	(1,423)
Cash dividends declared	—	—	—	—	—	(9,875)	—	(9,875)
Balance as of September 30, 2014	30,838	$3	$174,376	6,013	$(90,769)	$49,582	$—	$133,192
Net loss	—	—	—	—	—	(9,149)	—	(9,149)
Issuance of common stock under employee plans	383	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(123)	—	(519)	—	—	—	—	(519)
Stock-based compensation	—	—	4,345	—	—	—	—	4,345
Shares repurchased	—	—	—	852	(6,619)	—	—	(6,619)
Cash dividends declared	—	—	—	—	—	(7,795)	—	(7,795)
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes	—	—	—	—	—	—	20	20
Balance as of September 30, 2015	31,098	$3	$178,202	6,865	$(97,388)	$32,638	$20	$113,475
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(9,149)	$2,037	$3,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,294	18,923	22,156
Amortization of assets subject to financing obligation	1,861	1,551	—
Amortization of held-to-maturity investments	1,627	2,393	2,023
Goodwill impairment	12,357	—	—
Bad debt expense	1,589	3,972	4,720
Stock-based compensation	4,265	5,721	6,224
Excess tax benefit from stock-based compensation	—	(85)	—
Deferred income taxes	(5,394)	(4,050)	(3,794)
Equity in earnings of unconsolidated affiliate	(527)	(471)	—
Training equipment credits earned, net	(899)	(1,002)	(1,926)
Loss on disposal of property and equipment	24	402	184
Changes in assets and liabilities:
Restricted cash: Title IV credit balances	60	230	(6)
Receivables	(11,443)	(2,701)	(1,338)
Prepaid expenses and other current assets	(1,065)	(767)	1,487
Other assets	(677)	(514)	(1,222)
Accounts payable and accrued expenses	2,705	(1,859)	(700)
Deferred revenue	(1,672)	(660)	(5,649)
Income tax payable/receivable	(3,149)	4,053	(659)
Accrued tool sets and other current liabilities	1,678	530	896
Deferred rent liability	(753)	(1,610)	(1,013)
Other liabilities	(490)	963	1,443
Net cash provided by operating activities	8,242	27,056	26,727
Cash flows from investing activities:
Purchase of property and equipment	(29,030)	(12,024)	(9,352)
Proceeds from disposal of property and equipment	3	42	54
Purchase of investments	(26,061)	(61,729)	(111,848)
Proceeds received upon maturity of investments	51,792	63,892	104,094
Capitalized costs for intangible assets	(453)	—	—
Return of capital contribution from unconsolidated affiliate	464	568	—
Restricted cash: proprietary loan program	607	49	(3,710)
Net cash used in investing activities	(2,678)	(9,202)	(20,762)
Cash flows from financing activities:
Payment of cash dividends	(7,310)	(9,875)	(9,820)
Repayment of financing obligation	(663)	(613)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(519)	(1,639)	(1,263)
Proceeds from issuance of common stock under employee plans	—	—	525
Excess tax benefit from stock-based compensation	—	85	—
Purchase of treasury stock	(6,619)	(1,423)	(5,422)
Net cash used in financing activities	(15,111)	(13,465)	(15,980)
Net increase (decrease) in cash and cash equivalents	(9,547)	4,389	(10,015)
Cash and cash equivalents, beginning of period	38,985	34,596	44,611
Cash and cash equivalents, end of period	$29,438	$38,985	$34,596
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$7,010	$3,771	$7,467
Interest paid	$2,340	$1,967	$1
Training equipment obtained in exchange for services	$969	$2,473	$1,164
Depreciation of training equipment obtained in exchange for services	$1,168	$1,215	$1,095
Change in accrued capital expenditures during the period	$435	$820	$(1,088)
Construction period construction liability - construction in progress	$—	$7,120	$25,211
Construction period financing obligation - building	$(4,825)	$4,825	$—
Construction liability recognized as financing obligation	$12,316	$33,500	$—
Stock based compensation classified as liability instruments	$—	$—	$310
Vesting of stock based compensation liability	$80	$152	$—
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

1.    Business Description
Universal Technical Institute, Inc. (“UTI” or, collectively, “we”, "us" and “our”) provides postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer undergraduate degree or diploma programs at 12 campuses and advanced training programs that are sponsored by the manufacturer or dealer at certain campuses and dedicated training centers. We work closely with leading original equipment manufacturers in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (HEA), as well as various veterans benefits programs. For further discussion, see Concentration of Risk under Note 2 and Note 18 “Governmental Regulation and Financial Aid”.
2.    Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of UTI and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
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
Revenue Recognition
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program for which payment has not been received. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 98% of our revenues for each of the years ended September 30, 2015, 2014 and 2013 consisted of tuition. The majority of our undergraduate programs are designed to be completed in 45 to 102 weeks and our advanced training programs range from 11 to 24 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $1.4 million, $1.5 million and $2.0 million for the years ended September 30, 2015, 2014 and 2013, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our consolidated balance sheets.
The following table summarizes the impact of the proprietary loan program on our tuition revenue and interest income during each period in our consolidated statements of comprehensive income as well as on a cumulative basis at the end of the current period. Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period.

	Year Ended September 30,			Inception to date
	2015	2014	2013
Tuition and interest income excluded	$24,192	$26,042	$22,977	$120,093
Amounts collected and recognized	(5,440)	(3,457)	(2,277)	(13,919)
Net amount excluded during the period	$18,752	$22,585	$20,700	$106,174
As of September 30, 2015, we had committed to provide loans to our students for approximately $123.9 million since inception.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our consolidated balance sheets. Amounts written off represent amounts which have been turned over to third party collectors; such amounts are not included within bad debt expense in our consolidated statements of comprehensive income.

	Year Ended September 30,
	2015	2014
Balance at beginning of period	$70,759	$59,767
Loans extended	18,740	22,174
Interest accrued	3,108	2,835
Amounts collected and recognized	(5,440)	(3,457)
Amounts written off	(12,503)	(10,560)
Balance at end of period	$74,664	$70,759
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
We review our held-to-maturity investments for impairment quarterly to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments during the years ended September 30, 2015 and 2014.
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
We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using probability weighting techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and charge the impairment as an operating expense in the period in which the determination is made. There were no impairment charges required for the years ended September 30, 2015, 2014 or 2013.
Goodwill
Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified.
Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998, and was allocated to two of our reporting units that provide the related educational programs. Our recorded goodwill was $8.2 million as of September 30, 2015. We assess our goodwill for impairment during the fourth quarter of each fiscal year.

The change in the carrying value of goodwill is as follows:

Balance as of September 30, 2014	$20,579
Impairment	(12,357)
Balance as of September 30, 2015	$8,222

At September 30, 2015, we recorded a goodwill impairment of $12.4 million. We performed the first step of our goodwill impairment test using a discounted cash flow model that incorporated estimated future cash flows for the next five years and an associated terminal value. Key management assumptions included in the cash flow model included future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The majority of the inputs are unobservable and thus are considered to be Level 3 inputs.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

During the fourth quarter of 2015, the decline in new student starts at the MMI Phoenix, Arizona campus, combined with modifications to certain other assumptions underlying the estimates, resulted in a decrease in fair value for this reporting unit. We determined that the carrying value of this reporting unit exceeded its fair value, indicating goodwill impairment existed. The result of our valuation indicated that there was no remaining implied value attributable to goodwill in our MMI Phoenix, Arizona campus and accordingly, we expensed all $12.4 million of the goodwill associated with that campus as of September 30, 2015. There was no impairment of the $8.2 million of goodwill related to our MMI Orlando, Florida campus. There were no impairment charges required for the year ended September 30, 2014. Actual experience may differ from the amounts included in our assessment, which could result in additional impairment of our goodwill in the future.
Self-Insurance Plans
We are self-insured for claims related to employee health and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our claim liabilities are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided. Our recorded liability related to self-insurance plans was $3.5 million as of September 30, 2015.
Deferred Rent Liability
We lease the majority of our administrative and educational facilities under operating lease agreements. Some lease agreements contain tenant improvement allowances, free rent periods or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, we record a deferred rent liability on the consolidated balance sheet and record rent expense evenly over the term of the lease.
Advertising Costs
Costs related to advertising are expensed as incurred and totaled approximately $44.7 million, $39.2 million and $37.0 million for the years ended September 30, 2015, 2014 and 2013, respectively.
Stock-Based Compensation
Historically, we have issued restricted stock awards and restricted stock units with vesting subject to service conditions and stock options. We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for restricted stock awards and restricted stock units with only service conditions on a straight-line basis over the requisite service period. We did not grant stock options during the years ended September 30, 2015, 2014 and 2013. Shares issued under our equity compensation plans are new shares.
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
Stock-based compensation expense of $4.3 million, $5.7 million and $6.2 million (pre-tax) was recorded for the years ended September 30, 2015, 2014 and 2013, respectively. The tax benefit related to stock-based compensation recognized was $1.6 million, $2.3 million and $2.4 million for the years ended September 30, 2015, 2014 and 2013, respectively.

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
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, investments and receivables. As of September 30, 2015, we held cash and cash equivalents of $29.4 million, restricted cash of $5.8 million and investments of $29.8 million invested in pre-funded municipal bonds, collateralized by escrowed-to-maturity U.S. treasury notes, certificates of deposit issued by financial institutions and corporate bonds.
We place our cash and cash equivalents and restricted cash with high quality financial institutions and limit the amount of credit exposure with any one financial institution. We mitigate the concentration risk of our investments by limiting the amount invested in any one issuer. We mitigate the risk associated with our investment in corporate bonds by requiring a minimum credit rating of A.
We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the U.S. Department of Education (ED) requirements. Approximately 66% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2015. This percentage differs from our Title IV percentage as calculated under the 90/10 rule due to the prescribed treatment of certain Title IV stipends under the rule. Additionally, approximately 20% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the year ended September 30, 2015.
The financial aid and veterans benefits programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions, including a suspension, limitation, placement on reimbursement status or termination proceeding, which could have a material adverse effect on our business.
If any of our institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students obtain access to federal student financial aid through an ED prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically apply the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds is from the financial aid program to the student, who then uses those funds to pay for a portion of the cost of their education. The receipt of financial aid funds reduces the student’s amounts due to us and has no impact on revenue recognition, as the transfer relates to the source of funding for the costs of education, which may occur either through Title IV or other funds and resources available to the student.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Fair Value of Financial Instruments
The carrying value of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value as of September 30, 2015 and 2014 due to the short-term nature of these instruments.
Comprehensive Income
During the year ended September 30, 2012, we invested $4.0 million to acquire an equity interest in a joint venture (JV) related to the lease of our Lisle, Illinois campus facility. Currently, the JV uses an interest rate cap to manage interest rate risk associated with its floating rate debt. This derivative instrument is designated as a cash flow hedge based on the nature of the risk being hedged. As such, the effective portion of the gain or loss on the derivative is initially reported as a component of the JV’s accumulated other comprehensive income or loss, net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings.  Any ineffective portion of the gain or loss is recognized in the JV’s current earnings.  Due to our equity method investment in the JV, when the JV reports a current year component of other comprehensive income (OCI), we, as an investor, likewise adjust our investment account for the change in investee equity.  In addition, we adjust our OCI for our share of the JV’s currently reported OCI item.  For the year ended September 30, 2015, our share of the JV’s OCI was less than $0.1 million.
Start-up Costs
Costs related to the start-up of new campuses are expensed as incurred.
3.    Recent Accounting Pronouncements

In November 2015, the FASB issued guidance which simplifies the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This guidance is effective for public business entities for annual periods, and for interim periods within those periods, beginning after December 15, 2016 with early adoption permitted. We intend to adopt this guidance for our fiscal year ending September 30, 2018. While the guidance will have an impact on our balance sheet classification, we do not anticipate it will have a material impact on our results of operations, financial condition or the financial statement disclosures.

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance related to customer’s accounting for fees paid in a cloud computing arrangement. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, then the software license element is accounted for consistent with the acquisition of other such licenses. If the arrangement does not include a software license, the arrangement is accounted for as a service contract. Entities have the option of adopting the guidance retrospectively or prospectively. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2015 with early adoption permitted. We are currently evaluating both the adoption method and the impact that the update will have on our results of operations, financial condition and the financial statement disclosures.

In February 2015, the FASB issued guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships with similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Entities have the option of using a full or modified retrospective approach to adopt the guidance. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. We intend to adopt this guidance for our fiscal year ending September 30, 2017 and do not anticipate it will have a material impact on our results of operations, financial condition and the financial statement disclosures.

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

The postemployment benefit accrual activity for the year ended September 30, 2015 was as follows:

	Liability Balance at September 30, 2014	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at September 30, 2015
Severance	$2,150	$1,555	$(2,902)	$(258)	$545
Other	16	215	(150)	(81)	—
Total	$2,166	$1,770	$(3,052)	$(339)	$545

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

5.  Receivables, net
Receivables, net consist of the following:

	September 30,
	2015	2014
Tuition receivables	$18,517	$12,662
Other receivables	5,712	3,250
Receivables	24,229	15,912
Less allowance for uncollectible accounts	(1,820)	(3,794)
	$22,409	$12,118
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

The following table summarizes the activity for our allowance for uncollectible accounts for the year ended September 30:

	Balance at Beginning of Period	Additions to Bad Debt Expense	Write-offs of Uncollectible Accounts	Balance at End of Period
2015	$3,794	$2,634	$(4,608)	$1,820
2014	$4,149	$3,972	$(4,327)	$3,794
2013	$4,108	$4,720	$(4,679)	$4,149

During the year ended September 30, 2015, we reversed, and recorded as a reduction to bad debt expense, approximately $1.0 million of bad debt expense recorded in 2011 and 2012 for processing issues related to student funds received from a non-Title IV federal funding agency. Based on communication with the agency, we determined it was no longer probable that we will be required to return such funds. This amount is presented within write-offs of uncollectible accounts in the table above.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2015 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$13,117	$14	$(1)	$13,130
Corporate bonds	11,402	1	(10)	11,393
Certificates of deposit	3,567	—	—	3,567
Due in 1 - 2 years:
Municipal bonds	771	2	—	773
Corporate bonds	201	—	—	201
Certificates of deposit	747	—	—	747
	$29,805	$17	$(11)	$29,811

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2014 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$26,894	$20	$—	$26,914
Corporate bonds	16,836	1	(24)	16,813
Certificates of deposit	2,176	—	—	2,176
Due in 1 - 2 years:
Municipal bonds	4,230	7	—	4,237
Corporate bonds	4,054	—	(13)	4,041
Certificates of deposit	2,973	—	—	2,973
	$57,163	$28	$(37)	$57,154
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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$24,369	$24,369	$—	$—
Corporate bonds	11,594	11,594	—	—
Municipal bonds	13,903	—	13,903	—
Certificates of deposit	4,314	—	4,314	—
Total assets at fair value on a recurring basis	$54,180	$35,963	$18,217	$—

		Fair Value Measurements Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$29,995	$29,995	$—	$—
Corporate bonds	20,854	20,854	—	—
Municipal bonds	31,151	—	31,151	—
Certificates of deposit	5,149	—	5,149	—
Total assets at fair value on a recurring basis	$87,149	$50,849	$36,300	$—

Our Level 2 investments are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

8.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	September 30, 2015	September 30, 2014
Land	—	$3,189	$1,456
Building and building improvements	30-35	79,555	50,306
Leasehold improvements	1-28	39,326	38,906
Training equipment	3-10	87,795	85,673
Office and computer equipment	3-10	38,776	37,271
Curriculum development	5	18,716	18,716
Software developed for internal use	3-5	11,859	11,888
Vehicles	5	1,233	1,207
Construction in progress	—	3,941	10,746
		284,390	256,169
Less accumulated depreciation and amortization		(160,246)	(149,242)
		$124,144	$106,927

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
Depreciation expense related to our property and equipment was $16.5 million, $17.7 million and $18.4 million for the years ended September 30, 2015, 2014 and 2013, respectively. Amortization expense related to curriculum development and software developed for internal use was $3.6 million, $4.0 million and $4.8 million for the years ended September 30, 2015, 2014 and 2013, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following amounts, which are included in the above table, represent assets financed by financing obligations:

	September 30, 2015	September 30, 2014
Buildings and building improvements	$45,816	$33,500
Construction in progress	—	4,638
Assets financed by financing obligations, gross	45,816	38,138
Less accumulated depreciation and amortization	(3,480)	(1,551)
Assets financed by financing obligation, net	$42,336	$36,587

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

For accounting purposes, we were considered the owner during the construction period, and during that period, the existing building and the addition were considered one unit of account. Accordingly, as of September 30, 2014, we recorded the existing building and a corresponding short-term financing obligation of approximately $4.6 million on our consolidated balance sheet. The facility was placed into service effective November 1, 2014. We determined that we do not have continuing involvement after the construction period was complete, and that the lease will be accounted for as an operating lease. Accordingly, the asset and the corresponding short-term financing obligation were derecognized from our consolidated balance sheet.

9.   Build-to-Suit Lease

In October 2014, we entered into a 15-year lease agreement for a build-to-suit facility related to the design and construction of a new campus in Long Beach, California. Construction was completed during August 2015 and the facility was placed into service effective September 1, 2015. Under the agreement, we retained substantially all of the construction risk. Therefore, for accounting purposes, we were considered the owner during the construction period and established assets and liabilities for the estimated construction costs incurred.
Although we were the owner during the construction period, we do not own the underlying land. Therefore, we have an imputed operating lease expense related to our use of the land that will be recognized from the time we entered into the agreement through the initial lease term.

We have determined that we have continued involvement in the facility after the construction period was completed, which precludes us from achieving sale-leaseback accounting. As such, we did not derecognize the facility or related construction liability upon occupancy and will continue to account for the arrangement as a financing obligation. Accordingly, the asset and a corresponding financing obligation are included in our consolidated balance sheet. The asset will be depreciated over the initial lease term of 15 years. The financing obligation is amortized through the effective interest method in which a portion of the lease payments will be recognized as interest expense, a portion will be allocated to the imputed land lease and the remaining portion will decrease the financing obligation.

Additionally, we entered into a build-to-suit facility lease agreement and a construction management agreement related to the relocation of our Glendale Heights, Illinois campus to, and the design and construction of a new campus in, Lisle, Illinois. Construction was completed during November 2013 and the facility was placed into service effective December 1, 2013. The investment in the joint venture related to the lease of this facility

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

represents continuing involvement after the construction period was completed. Therefore, we continue to account for the arrangement as a financing obligation and have an imputed operating lease related to our use of the land. Accordingly, the asset and a corresponding lease financing obligation are included in our consolidated balance sheet. The asset is depreciated over the initial lease term of 18 years. The financing obligation is amortized through the effective interest method in which a portion of the lease payments is recognized as interest expense, a portion is allocated to the imputed land lease and the remaining portion will decrease the financing obligation.

Future minimum lease payments under the Lisle, Illinois and Long Beach, California leases as of September 30, 2015 are as follows:

Years ending September 30,
2016	$4,284
2017	4,402
2018	4,522
2019	4,646
2020	4,772
Thereafter	59,903
Total future minimum lease obligation	$82,529
Less imputed interest on financing obligation	(37,045)
Less imputed accrued land lease obligation	(694)
Net present value of financing obligation	$44,790

10.   Investment in Unconsolidated Affiliate

In 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (JV) related to the lease of our Lisle, Illinois campus facility. In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in other assets in our consolidated balance sheet. We recognize our proportionate share of the JV’s net income or loss during each accounting period as a change in our investment. Our equity in earnings was $0.5 million for each of the years ended September 30, 2015 and September 30, 2014.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Investment in unconsolidated affiliate consists of the following:

	September 30, 2015		September 30, 2014
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in unconsolidated affiliate	$3,986	27.972%	$3,903	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Year ended September 30,
	2015	2014
Balance at beginning of period	$3,903	$4,000
Equity in earnings of unconsolidated affiliate	527	471
Return of capital contribution from unconsolidated affiliate	(464)	(568)
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes	20	—
Balance at end of period	$3,986	$3,903

11.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30, 2015	September 30, 2014
Accounts payable	$14,498	$12,990
Accrued compensation and benefits	17,534	17,963
Other accrued expenses	10,588	7,874
	$42,620	$38,827

12.   Income Taxes
The components of income tax expense are as follows:

	Year Ended September 30,
	2015	2014	2013
Current expense
United States federal	$2,819	$6,425	$5,317
State	1,043	1,335	1,490
Total current expense (benefit)	3,862	7,760	6,807
Deferred (benefit) expense
United States federal	(5,109)	(3,923)	(3,500)
State	(285)	(127)	(294)
Total deferred (benefit) expense	(5,394)	(4,050)	(3,794)
Total provision for income taxes	$(1,532)	$3,710	$3,013

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35.0% to pre-tax income for the year. The reasons for the differences are as follows:

	Year Ended September 30,
	2015	2014	2013
Income tax expense at statutory rate	$(3,738)	$2,012	$2,419
State income taxes, net of federal tax benefit	393	697	504
Deferred tax asset write-off related to share based compensation	1,572	828	—
Other, net	241	173	90
Total income tax expense	$(1,532)	$3,710	$3,013

Beginning in December 2013, certain stock-based compensation awards granted to employees expired, which required a write-off of the related deferred tax asset through income tax expense as our pro forma windfall pool of available excess tax benefits was no longer sufficient to absorb the shortfall.

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	September 30,
	2015	2014
Gross deferred tax assets:
Deferred compensation	$1,784	$1,846
Reserves and accruals	5,395	8,847
Accrued tool sets	1,460	1,548
Deferred revenue	19,606	16,318
Deferred rent liability	1,939	2,539
Net operating loss carryovers	83	175
State tax credit carryforwards	310	319
Valuation allowance	(401)	(273)
Total gross deferred tax assets	30,176	31,319
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(3,140)	(8,026)
Depreciation and amortization of property and equipment	(421)	(2,536)
Prepaid and other expenses deductible for tax	(1,828)	(1,364)
Total deferred tax liabilities, net	(5,389)	(11,926)
Net deferred tax assets	$24,787	$19,393

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes the activity for the valuation allowance for the year ended September 30:

	Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Write-offs	Balance at End of Period
2015	$273	$128	$—	$401
2014	$224	$49	$—	$273
2013	$80	$144	$—	$224

As of September 30, 2015, we had approximately $0.4 million in deferred tax assets related to state net operating loss and credit carryforwards. These attributes will expire in the years 2016 through 2031. We have established a valuation allowance in the amount of $0.4 million, primarily related to state net operating losses and tax credit carryforwards, as it is more likely than not that these tax attributes will not be utilized.

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, following the tax year to which these filings relate.

13.   Commitments and Contingencies
Operating Leases
We lease our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Property at one of our campus locations is leased from a related party. Future minimum rental commitments as of September 30, 2015 for all non-cancelable operating leases are as follows:

Years ending September 30,	Gross	Sublease income	Net
2016	$27,901	(321)	$27,580
2017	27,457	(325)	27,132
2018	27,347	(328)	27,019
2019	26,917	(332)	26,585
2020	22,482	(157)	22,325
Thereafter	46,272	—	46,272
	$178,376	$(1,463)	$176,913

Rent expense for operating leases was approximately $28.0 million, $27.9 million and $28.9 million for the years ended September 30, 2015, 2014 and 2013, respectively.
Rent expense includes rent paid to related parties, which was approximately $2.1 million, $2.3 million and $2.5 million for the years ended September 30, 2015, 2014 and 2013, respectively. Since 1991, certain of our properties have been leased from entities controlled by John C. White, an independent Director on our Board of Directors.
A portion of the property comprising our Orlando, Florida location is occupied pursuant to a lease with the John C. and Cynthia L. White 1989 Family Trust, with the lease term expiring on August 19, 2022. The annual base lease payments for the first year under this lease totaled approximately $0.3 million, with annual adjustments

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index.
Another portion of the property comprising our Orlando, Florida location is occupied pursuant to a lease with Delegates LLC, an entity controlled by the White Family Trust, with the lease term expiring on July 1, 2016. The beneficiaries of this trust are Mr. White’s children, and the trustee of the trust is not related to Mr. White. Annual base lease payments for the first year under this lease totaled approximately $0.7 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index.

Licensing Agreements
In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. The agreement was amended in November 2009. Under the terms of the amended agreement, we are required to pay a flat fee per student for each program a student completes. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than ninety days notification of intent to terminate. License fees related to this agreement were $1.1 million, $1.0 million and $1.1 million for the years ended September 30, 2015, 2014 and 2013, respectively, and were recorded in educational services and facilities expenses.
In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. The agreement was amended January 2015 and expires December 31, 2024. We are committed to pay royalties based upon minimum amounts specified in the agreement, throughout the term. The agreement required a minimum royalty payment of $1.9 million in calendar year 2015. The minimum royalty payments decrease to $1.6 million for calendar year 2016 and increase approximately $0.05 million every other calendar year thereafter. The expense related to these agreements was $1.9 million, $1.8 million and $1.7 million for the years ended September 30, 2015, 2014 and 2013, respectively, and was recorded in educational services and facilities expenses.

In July 2013, we entered into a training and materials agreement that gives us the right to use certain materials and trademarks in development of our courses. Under the terms of the agreement, we are required to pay a flat fee per student for each related program a student completes. There is an immaterial minimum annual fee required to be paid upon commencement of the program and annually thereafter. The agreement terminates upon the written notice of either party providing not less than 90 days notification of intent to terminate. The expense related to this agreement was less than $0.1 million for each of the years ended September 30, 2015 and 2014 and was recorded in educational services and facilities expenses.

In April 2015, we entered into a licensing agreement that gives us the right to use certain trademarks in connection with the operation of our campuses and courses. The agreement has an initial term of four years, with options for three annual renewals totaling a seven year term. The maximum license fee over seven years is $2.3 million. The expense related to this agreement was $0.2 million for the year ended September 30, 2015, and was recorded in educational services and facilities expenses.
Vendor Relationships
We have an agreement with a vendor that allows us to purchase promotional tool kits for our students at a discount from the vendor’s list price. In addition, we earn credits that are redeemable for equipment from the vendor that we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant the vendor exclusive access to our campuses, to display advertising and to use their tools to train our students. Under the related agreement, which expires in April 2017, we are required to maintain a minimum balance of $1.0 million in credits earned on student purchases. The credits under this agreement may be redeemed in multiple ways, which historically has been for additional equipment at

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

the full retail list price, which is more than we would be required to pay using cash. Upon termination of the agreement, we continue to earn credits relative to promotional tool kits we purchase or additional tools our active students purchase. We continue to earn these credits until a tool kit is provided to the last student eligible under the agreement. A net prepaid expense with the vendor resulted from an excess of credits earned over credits used of $6.4 million and $6.2 million as of September 30, 2015 and 2014, respectively.
Students are provided a voucher which can be redeemed for a tool kit near graduation. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool kit vouchers are provided. Our consolidated balance sheets include an accrued tool set liability of $3.6 million and $3.8 million as of September 30, 2015 and 2014, respectively. Additionally, our liability to the vendor for vouchers redeemed by students was $1.2 million and $1.2 million as of September 30, 2015 and 2014, respectively, and is included in accounts payable and accrued expenses in our consolidated balance sheets.
Executive Employment Agreements
We have employment agreements with key executives that provide for continued salary payments and benefits if the executives are terminated for reasons other than cause or in the event of a change in control, as defined in the agreements. The range of the aggregate commitment upon termination of employment under these agreements and existing equity award agreements as of September 30, 2015 is approximately $2.4 million to $6.3 million.
Change in Control Agreements
We have severance agreements with other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in control. Under the terms of the agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements as of September 30, 2015 is approximately $9.7 million.
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
Our obligations under the Plan totaled $4.5 million and $4.6 million as of September 30, 2015 and 2014, respectively, and are included in other liabilities while the cash surrender value of the life insurance policies totaled $5.0 million and $4.7 million as of September 30, 2015 and 2014, respectively, and are included in other assets in our consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2015, the total face amount of these surety bonds was approximately $19.0 million.
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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to the September 2012. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013.  In response to a status update request from us, the Attorney General has requested and we have provided additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

On July 17, 2015, we received a subpoena from the U.S. Attorney’s Office for the Western District of North Carolina (U.S. Attorney's Office) issued pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The subpoena covers a broad range of matters relating to our Mooresville, North Carolina campus operations over the past several years. It also seeks documents and information relating to our compliance with the “90/10 rule,” and other programs and practices. We are cooperating with the U.S. Attorney’s Office. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying consolidated financial statements.
In November 2015, one of our software vendors notified us of potential additional license and maintenance fees for the use of its software. The terms of the business arrangement are in dispute. However, it is reasonably possible we could incur a loss up to $1.4 million related to this matter. We are in ongoing discussion with the vendor. At this time, we cannot predict the eventual outcome, associated costs or operational impact of this matter, and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

14.  Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 19, 2014; March 31, 2015 and June 30, 2015, we paid cash dividends of $0.10 per share to common stockholders of record as of December 8, 2014; March 20, 2015 and June 19, 2015, respectively. The aggregate payment was approximately $7.3 million. On September 16, 2015, we declared a cash dividend of $0.02 per share to common stockholders of record as of September 28, 2015, payable on October 5, 2015.
Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2015, we purchased 852,318 shares at an average price per share of $7.73 and a total cost of approximately $6.6 million. As of September 30, 2015, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program.
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
As of September 30, 2015, 2.7 million shares of common stock were reserved for issuance under the 2003 Plan, of which 1.5 million shares are available for future grant.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes the operating expense line and the impact on net income in the consolidated statements of income in which stock-based compensation expense has been recorded:

	Year Ended September 30,
	2015	2014	2013
Educational services and facilities	$294	$587	$617
Selling, general and administrative	3,971	5,134	5,607
Total stock-based compensation expense	$4,265	$5,721	$6,224
Income tax benefit	$1,629	$2,288	$2,427

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
The following table summarizes restricted stock activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock outstanding as of September 30, 2014	401	$12.99
Restricted stock vested	(146)	$13.20
Restricted stock forfeited	(37)	$13.03
Nonvested restricted stock outstanding as of September 30, 2015	218	$12.85

As of September 30, 2015, unrecognized stock compensation expense related to restricted stock awards was $2.7 million which is expected to be recognized over a weighted average period of 1.7 years.

For the year ended September 30, 2013, the weighted average grant date fair value per share of restricted stock awards granted was $10.78. The assumed quarterly dividend rate was $0.10 per share. There were no restricted stock awards granted during the years ended September 30, 2015 and 2014.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes restricted stock unit activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding as of September 30, 2014	673	$9.76
Restricted stock units awarded	568	$4.49
Restricted stock units vested	(188)	$9.75
Restricted stock units forfeited	(58)	$9.72
Nonvested restricted stock units outstanding as of September 30, 2015	995	$6.76

As of September 30, 2015, unrecognized stock compensation expense related to restricted stock awards was $6.2 million which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes the weighted average fair values of the restricted stock units granted:

	Year Ended September 30,
	2015	2014	2013
Weighted average grant date fair value per share	$4.49	$10.05	$9.60

The assumed quarterly dividend rate was $0.10 per share for restricted stock units granted during the years ended September 30, 2014 and 2013 and during the first nine months of the year ended September 30, 2015. The assumed quarterly dividend rate was $0.02 per share for restricted stock units granted during the three months ended September 30, 2015.

15.   Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, if any. For the years ended September 30, 2014 and 2013, approximately 0.9 million shares and 1.6 million shares, respectively, which could be issued under outstanding stock-based grants, were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the year ended September 30, 2015, diluted loss per share equaled basic loss per share as the assumed activity related to outstanding stock-based grants would have an anti-dilutive effect.
The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share was as follows:

	Year Ended September 30,
	2015	2014	2013
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,391	24,640	24,515
Dilutive effect related to employee stock plans	—	280	189
Diluted shares outstanding	24,391	24,920	24,704

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

16. Defined Contribution Employee Benefit Plan
We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made matching contributions of approximately $0.2 million, $1.1 million and $1.2 million for the years ended September 30, 2015, 2014 and 2013, respectively.

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
Summary information by reportable segment is as follows:

	Year Ended September 30,
	2015	2014	2013
Revenues
Postsecondary education	$350,682	$367,630	$371,717
Other	11,992	10,763	8,605
Consolidated	$362,674	$378,393	$380,322
Income (loss) from operations
Postsecondary education	$(5,911)	$9,045	$8,455
Other	(3,312)	(2,708)	(2,430)
Consolidated	$(9,223)	$6,337	$6,025
Depreciation and amortization (1)
Postsecondary education	$18,888	$20,121	$21,796
Other	267	353	360
Consolidated	$19,155	$20,474	$22,156
Net income (loss)
Postsecondary education	$(7,477)	$3,272	$5,293
Other	(1,672)	(1,235)	(1,392)
Consolidated	$(9,149)	$2,037	$3,901

	As of September 30,
	2015	2014	2013
Goodwill
Postsecondary education	$8,222	$20,579	$20,579
Other	—	—	—
Consolidated	$8,222	$20,579	$20,579
Total assets
Postsecondary education	$266,922	$282,529	$272,909
Other	7,380	5,540	7,285
Consolidated	$274,302	$288,069	$280,194

(1) Excludes depreciation of training equipment obtained in exchange for services of $1.2 million, $1.2 million and $1.1 million for the years ended September 30, 2015, 2014 and 2013, respectively.

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

State Authorization

Each of our institutions must be authorized by the applicable state education agency where the institution is located to operate and offer a postsecondary education program to its students. Our institutions are subject to extensive, ongoing regulation by each of these states. Additionally, our institutions are required to be authorized by the applicable state education agencies of certain other states in which our institutions recruit students. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.

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

Regulation of Federal Student Financial Aid Programs

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

Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the HEA approximately every five to six years with the last reauthorization in 2008; a new reauthorization process has begun. Significant factors relating to Title IV Programs that could adversely affect us include the following:

90/10 Rule

A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. For the year ended September 30, 2015, approximately 73% of our revenues, on a cash basis, were derived from funds distributed under Title IV Programs, as calculated under the 90/10 rule.

Federal Student Loan Defaults

To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. An institution whose cohort default rate is 30% or more for three consecutive federal fiscal years (FFYs) or 40% or more for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs. None of our institutions had a three-year FFEL/DL cohort default rate of 30% or greater for 2012, 2011 or 2010, the three most recent FFYs with published rates.

Financial Responsibility Standards

ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all of its financial obligations including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. If ED determines that an institution does not satisfy its financial responsibility standards, depending on the resulting composite score and other factors, that institution may establish its financial responsibility on an alternative basis.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

If an institution's composite score is below 1.5, but is at least 1.0, the institution is in a category classified by ED as the zone. Under ED regulations, institutions in the zone solely because their composite score is less than 1.5 are still considered to be financially responsible, but require additional oversight by ED in the form of cash monitoring and other participation requirements. Institutions in the zone typically are permitted by ED to continue to participate in the title IV programs under one of two alternatives:  1) the “Zone Alternative” under which an institution is required to make disbursements to students under the Heightened Cash Monitoring 1 (HCM1) payment method and to notify ED within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to ED equal to at least 50 percent of the Title IV funds received by the institutions during the most recent fiscal year.  ED permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the HCM1 payment method, the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from ED.  As long as the student accounts are credited before the funding requests are initiated, an institution is permitted to draw down funds through ED’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the Heightened Cash Monitoring 2 (HCM2) or reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to ED and wait for ED approval before drawing down Title IV funds. Under new regulations published on October 30, 2015 with an effective date of July 1, 2016, a school on the HCM1, HCM2, or reimbursement payment methods must pay any credit balances due to a student or parent before drawing down funds from ED for the amount of disbursements made to the student or parent.
If an institution's composite score is below 1.0, the institution is considered by ED to lack financial responsibility. If ED determines that an institution does not satisfy ED's financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

•	posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during its most recently completed fiscal year, or

•
posting a letter of credit in an amount equal to at least 10% of such prior year's Title IV Program funds, accepting provisional certification, complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED's standard advance funding arrangement.

If an institution is unable to establish financial responsibility on an alternative basis, the institution will be required to comply with additional ED monitoring requirements and receive Title IV Program funds under the HCM2 or reimbursement payment methods.
ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. For the 2015 fiscal year, we have calculated our composite score to be 1.4 and therefore anticipate that we will be subject to the “Zone Alternative” option described above. However, the composite score calculation and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements. If ED imposes its typical requirement to disburse Title IV funds under the HCM1 payment method, we believe that our current procedures for processing Title IV payments are similar to those currently required under the HCM1 payment method.

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

Veterans' Benefits Programs

Since October 1, 2011, the Post-9/11 GI Bill has been effective for both degree and non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits at all of our institutions. Additionally, veterans use benefits such as the Montgomery GI Bill, the REAP and VA Vocational Rehabilitation at our campuses. We derived approximately 20% of our revenues, on a cash basis, from veterans' benefits programs in 2015. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. These criteria require, among other things, that the institution:

•	report on the enrollment status of eligible students;

•	maintain student records and make such records available for inspection;

•	follow current VA rules; and

•	comply with applicable limits on the percentage of students receiving certain veterans benefits on a program or campus basis.

The VA shares responsibility for VA benefit approval and oversight with designated State Approving Agencies (SAAs).  SAAs play a critical role in evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements. Processes and approval criteria as well as interpretation of applicable requirements can vary from state to state. Therefore, approval in one state does not necessarily result in approval in all states.

During 2012, President Obama signed an Executive Order directing the Departments of Defense, Veterans Affairs and Education to establish “Principles of Excellence” (Principles), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding for service members, veterans and family members. We are required to comply with the Principles to continue recruitment activities on military installations. Additionally, there is a requirement to possess a memorandum of understanding (MOU) with the U.S. Department of Defense as well as with certain individual installations.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

19.  Quarterly Financial Summary (Unaudited)

Year ended September 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Fiscal Year
Revenues	$95,680	$91,235	$85,106	$90,653	$362,674
Income (loss) from operations	$5,600	$2,402	$(3,996)	$(13,229)	$(9,223)
Net income (loss)	$3,094	$555	$(2,975)	$(9,823)	$(9,149)
Income (loss) per share:
Basic	$0.12	$0.02	$(0.12)	$(0.41)	$(0.38)
Diluted	$0.12	$0.02	$(0.12)	$(0.41)	$(0.38)
(1) The quarter ended September 30, 2015 included goodwill impairment of $12.4 million.

Year ended September 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$97,040	$94,711	$91,329	$95,313	$378,393
Income (loss) from operations	$3,058	$(1,612)	$1,011	$3,880	$6,337
Net income (loss)	$1,707	$(1,620)	$366	$1,584	$2,037
Income (loss) per share:
Basic	$0.07	$(0.07)	$0.01	$0.06	$0.08
Diluted	$0.07	$(0.07)	$0.01	$0.06	$0.08

The summation of quarterly per share information does not equal amounts for the full year as quarterly calculations are performed on a discrete basis. Additionally, securities may have had an anti-dilutive effect during individual quarters but not for the full year.