Form 10-Q
period 2015-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2016-02-05
CIK 1261654

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
For the quarterly period ended December 31, 2015

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
Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At January 29, 2016, there were 24,234,487 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2015

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended (Securities Act), which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments or agency interpretations of such regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity and anticipated timing for ongoing regulatory initiatives; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

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

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (SEC). The Annual Report on Form 10-K that we filed with the SEC on December 2, 2015 listed various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Form 10-K and in this Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2015	September 30, 2015
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$32,443	$29,438
Restricted cash	4,796	5,824
Investments, current portion	19,076	28,086
Receivables, net	22,991	22,409
Deferred tax assets, net	4,811	4,539
Prepaid expenses and other current assets	19,238	17,761
Total current assets	103,355	108,057
Investments, less current portion	975	1,719
Property and equipment, net	121,109	124,144
Goodwill	8,222	8,222
Deferred tax assets, net	19,634	20,248
Other assets	11,904	11,912
Total assets	$265,199	$274,302
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$35,659	$42,620
Dividends payable	—	485
Deferred revenue	46,303	44,693
Accrued tool sets	3,556	3,624
Financing obligation, current	780	737
Income tax payable	—	1,187
Other current liabilities	2,966	3,148
Total current liabilities	89,264	96,494
Deferred rent liability	10,373	10,822
Financing obligation	43,841	44,053
Other liabilities	9,502	9,458
Total liabilities	152,980	160,827
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,099,384 shares issued and 24,234,487 shares outstanding as of December 31, 2015 and 31,098,193 shares issued and 24,233,296 shares outstanding as of September 30, 2015	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	179,112	178,202
Treasury stock, at cost, 6,864,897 shares as of December 31, 2015 and September 30, 2015	(97,388)	(97,388)
Retained earnings	30,473	32,638
Accumulated other comprehensive income	19	20
Total shareholders’ equity	112,219	113,475
Total liabilities and shareholders’ equity	$265,199	$274,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues	$89,773	$95,680
Operating expenses:
Educational services and facilities	49,652	47,830
Selling, general and administrative	42,314	42,250
Total operating expenses	91,966	90,080
Income (loss) from operations	(2,193)	5,600
Other (expense) income:
Interest expense, net	(817)	(499)
Equity in earnings of unconsolidated affiliate	135	118
Other income	254	112
Total other (expense) income, net	(428)	(269)
Income (loss) before income taxes	(2,621)	5,331
Income tax expense (benefit)	(941)	2,237
Net income (loss)	$(1,680)	$3,094
Other comprehensive income (net of tax):
Equity interest in investee's unrealized gains (losses) on hedging derivatives, net of taxes(1)	$(1)	$11
Comprehensive income (loss)	$(1,681)	$3,105

Earnings per share:
Net income (loss) per share - basic	$(0.07)	$0.12
Net income (loss) per share - diluted	$(0.07)	$0.12
Weighted average number of shares outstanding:
Basic	24,234	24,827
Diluted	24,234	24,926
Cash dividends declared per common share	$0.02	$0.10
(1)The tax effect during the three months ended December 31, 2015 and December 31, 2014 was not significant.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance as of September 30, 2015	31,098	$3	$178,202	6,865	$(97,388)	$32,638	$20	$113,475
Net loss	—	—	—	—	—	(1,680)	—	(1,680)
Issuance of common stock under employee plans	1	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	(2)	—	—	—	—	(2)
Stock-based compensation	—	—	912	—	—	—	—	912
Cash dividends declared	—	—	—	—	—	(485)	—	(485)
Equity interest in investee's unrealized losses on hedging derivatives, net of tax	—	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2015	31,099	$3	$179,112	6,865	$(97,388)	$30,473	$19	$112,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,680)	$3,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,582	4,482
Amortization of assets subject to financing obligation	801	468
Amortization of held-to-maturity investments	199	488
Bad debt expense	482	934
Stock-based compensation	912	873
Deferred income taxes	342	1,990
Equity in earnings of unconsolidated affiliate	(135)	(118)
Training equipment credits earned, net	(100)	(290)
Loss on disposal of property and equipment	25	2
Changes in assets and liabilities:
Restricted cash: Title IV credit balances	(123)	34
Receivables	463	(7,425)
Prepaid expenses and other current assets	(1,492)	(835)
Other assets	(79)	(559)
Accounts payable and accrued expenses	(5,122)	(922)
Deferred revenue	1,610	2,845
Income tax payable/receivable	(2,714)	(4,177)
Accrued tool sets and other current liabilities	(104)	365
Deferred rent liability	(449)	425
Other liabilities	29	323
Net cash (used in) provided by operating activities	(3,553)	1,997
Cash flows from investing activities:
Purchase of property and equipment	(2,626)	(3,731)
Proceeds from disposal of property and equipment	—	3
Purchase of investments	—	(7,954)
Proceeds received upon maturity of investments	9,555	6,427
Change in note receivable	(250)	—
Capitalized costs for intangible assets	(250)	—
Return of capital contribution from unconsolidated affiliate	119	110
Restricted cash: proprietary loan program	1,151	(104)
Net cash provided by (used in) investing activities	7,699	(5,249)
Cash flows from financing activities:
Payment of cash dividend	(970)	(2,483)
Payment of financing obligation	(169)	(199)
Payment of payroll taxes on stock-based compensation through shares withheld	(2)	(7)
Net cash used in financing activities	(1,141)	(2,689)
Net increase (decrease) in cash and cash equivalents	3,005	(5,941)
Cash and cash equivalents, beginning of period	29,438	38,985
Cash and cash equivalents, end of period	$32,443	$33,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Three Months Ended December 31,
	2015	2014
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$1,431	$4,423
Interest paid	$863	$563
Training equipment obtained in exchange for services	$533	$107
Depreciation of training equipment obtained in exchange for services	$302	$307
Change in accrued capital expenditures during the period	$1,589	$(365)
Construction period construction liability - construction in progress	$—	$3,345
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

1.    Nature of the Business

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time student enrollment and graduates. We offer undergraduate degree or diploma programs at 12 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute and NASCAR Technical Institute. We also offer manufacturer specific advanced training (MSAT) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.

We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended, as well as from various veterans benefits programs. For further discussion, see Note 2 "Summary of Significant Accounting Policies - Concentration of Risk" and Note 18 “Government Regulation and Financial Aid” included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 2, 2015.
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K filed with the SEC on December 2, 2015.

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

3.    Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued guidance related to the classification and measurement of financial instruments. The guidance primarily impacts the accounting for equity investments other than those accounted for using the equity method of accounting, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Additionally, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the adoption methods and the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

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

In April 2015, the FASB issued guidance related to customers accounting for fees paid in a cloud computing arrangement. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, then the software license element is accounted for consistent with the acquisition of other such licenses. If the arrangement does not include a software license, the arrangement is accounted for as a service contract. Entities have the option of adopting the guidance retrospectively or prospectively. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2015 with early adoption permitted. We are currently evaluating both the adoption method and the impact that the update will have on our results of operations, financial condition and the financial statement disclosures.

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

Amortized cost and fair value for investments classified as held-to-maturity at December 31, 2015 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$9,870	$5	$(2)	$9,873
Corporate bonds	8,119	—	(12)	8,107
Certificates of deposit	1,087	—	—	1,087
Due in 1 - 2 years:
Municipal bonds	228	—	—	228
Certificates of deposit	747	—	—	747
	$20,051	$5	$(14)	$20,042

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2015 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$13,117	$14	$(1)	$13,130
Corporate bonds	11,402	1	(10)	11,393
Certificates of deposit	3,567	—	—	3,567
Due in 1 - 2 years:
Municipal bonds	771	2	—	773
Corporate bonds	201	—	—	201
Certificates of deposit	747	—	—	747
	$29,805	$17	$(11)	$29,811
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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$24,226	$24,226	$—	$—
Corporate bonds	8,107	8,107	—	—
Municipal bonds	10,101	—	10,101	—
Certificates of deposit	1,834	—	1,834	—
Total assets at fair value on a recurring basis	$44,268	$32,333	$11,935	$—

		Fair Value Measurements Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$24,369	$24,369	$—	$—
Corporate bonds	11,594	11,594	—	—
Municipal bonds	13,903	—	13,903	—
Certificates of deposit	4,314	—	4,314	—
Total assets at fair value on a recurring basis	$54,180	$35,963	$18,217	$—

Our Level 2 investments are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

6.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2015	September 30, 2015
Land	—	$3,189	$3,189
Buildings and building improvements	30-35	78,573	79,555
Leasehold improvements	1-28	39,422	39,326
Training equipment	3-10	89,579	87,795
Office and computer equipment	3-10	38,268	38,776
Curriculum development	5	18,716	18,716
Software developed for internal use	3-5	11,694	11,859
Vehicles	5	1,237	1,233
Construction in progress	—	3,912	3,941
		284,590	284,390
Less accumulated depreciation and amortization		(163,481)	(160,246)
		$121,109	$124,144

The following amounts, which are included in the above table, represent assets financed by financing obligations resulting from the build-to-suit arrangements at our Lisle, Illinois and Long Beach, California campuses:

	December 31, 2015	September 30, 2015
Buildings and building improvements	$45,816	$45,816
Less accumulated depreciation and amortization	(4,328)	(3,480)
Assets financed by financing obligations, net	$41,488	$42,336

7.   Investment in Unconsolidated Affiliate

We have an equity interest of approximately 28% in a joint venture (JV) related to the lease of our Lisle, Illinois campus facility. In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in other assets in our condensed consolidated balance sheet. We recognize our proportionate share of the JV’s net income or loss during each accounting period and any return of capital as a change in our investment.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Investment in unconsolidated affiliate consisted of the following:

	December 31, 2015		September 30, 2015
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in unconsolidated affiliate	$4,001	27.972%	$3,986	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Three Months Ended December 31,
	2015	2014
Balance at beginning of period	$3,986	$3,903
Equity in earnings of unconsolidated affiliate	135	118
Return of capital contribution from unconsolidated affiliate	(119)	(110)
Equity interest in investee's unrealized gains (losses) on hedging derivatives, net of taxes	(1)	11
Balance at end of period	$4,001	$3,922

8.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2015	September 30, 2015
Accounts payable	$11,406	$14,498
Accrued compensation and benefits	15,152	17,534
Other accrued expenses	9,101	10,588
	$35,659	$42,620

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to September 2012. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013.  In response to a status update request from us, the Attorney General has requested and we have provided additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

On July 17, 2015, we received a subpoena from the U.S. Attorney’s Office for the Western District of North Carolina (U.S. Attorney's Office) issued pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The subpoena covers a broad range of matters relating to our Mooresville, North Carolina campus operations over the past several years. It also seeks documents and information relating to our compliance with the “90/10 rule” and other programs and practices. We are cooperating with the U.S. Attorney’s Office. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.
In November 2015, one of our software vendors notified us of potential additional license and maintenance fees for the use of its software. The terms of the business arrangement are in dispute. While we are in negotiations, we have recorded an immaterial expense related to this matter in the accompanying condensed consolidated financial statements.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately$0.5 million and $0.4 million for the three months ended December 31, 2015 and 2014, respectively. Since loan collectability is not reasonably

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.
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

	Three Months Ended December 31,		Inception to date
	2015	2014
Tuition and interest income excluded	$6,646	$6,400	$126,739
Amounts collected and recognized	(1,535)	(1,057)	(15,454)
Net amount excluded during the period	$5,111	$5,343	$111,285
As of December 31, 2015, we had committed to provide loans to our students for approximately $126.1 million since inception.

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our condensed consolidated balance sheets. Amounts written off represent amounts which have been turned over to third party collectors; such amounts are not included within bad debt expense in our condensed consolidated statements of income.

	Three Months Ended December 31,
	2015	2014
Balance at beginning of period	$74,664	$70,759
Loans extended	8,283	7,242
Interest accrued	916	695
Amounts collected and recognized	(1,535)	(1,057)
Amounts written off	(3,652)	(3,167)
Balance at end of period	$78,676	$74,472

10.  Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On December 18 and October 5, 2015, we paid cash dividends of $0.02 per share to common stockholders of record as of December 4 and September 28, 2015, respectively, totaling approximately $1.0 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the three months ended December 31, 2015. As of December 31, 2015, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program.

11.   Earnings per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, if any. For the three months ended December 31, 2014, 733,940 shares which could be issued under outstanding stock-based grants were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the three months ended December 31, 2015, diluted loss per share equaled basic loss per share as the assumed activity related to outstanding stock-based grants would have an anti-dilutive effect.
The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income per share was as follows:

	Three Months Ended December 31,
	2015	2014
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,234	24,827
Dilutive effect related to employee stock plans	—	99
Diluted shares outstanding	24,234	24,926

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
Summary information by reportable segment is as follows:

	Three Months Ended December 31,
	2015	2014
Revenues
Postsecondary education	$86,665	$92,902
Other	3,108	2,778
Consolidated	$89,773	$95,680
Income (loss) from operations
Postsecondary education	$(1,216)	$6,450
Other	(977)	(850)
Consolidated	$(2,193)	$5,600
Depreciation and amortization(1)
Postsecondary education	$4,320	$4,906
Other	63	44
Consolidated	$4,383	$4,950
Net income (loss)
Postsecondary education	$(1,172)	$3,501
Other	(508)	(407)
Consolidated	$(1,680)	$3,094

	December 31, 2015	September 30, 2015
Goodwill
Postsecondary education	$8,222	$8,222
Other	—	—
Consolidated	$8,222	$8,222
Total assets
Postsecondary education	$259,538	$266,922
Other	5,661	7,380
Consolidated	$265,199	$274,302
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million for each of the three months ended December 31, 2015 and December 31, 2014, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

13.  Subsequent Event

In February 2016, we made an investment in and entered into a licensing agreement with a company which provides comprehensive technician development programs and shop operations services. This investment, which included $0.7 million in cash as well as the conversion of a $0.3 million note receivable extended in December 2015, resulted in our ownership of 25% of the outstanding equity interests of this company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2015 Annual Report on Form 10-K filed with the SEC on December 2, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2015 Annual Report on Form 10-K and included in Part II, Item 1A of this report. See also "Special Note Regarding Forward-Looking Statements" on page ii of this report.

Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree or diploma programs at 12 campuses across the United States. We also offer MSAT programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 50 years.

We work closely with leading OEMs in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Through our relationships with OEMs, we are able to continuously refine and expand our programs and curricula. We believe our industry-oriented educational philosophy and national presence have enabled us to develop valuable industry relationships, which provide us with significant competitive strength and support our market leadership. We are a primary, and often the sole, provider of MSAT programs, and we have relationships with over 30 OEMs.

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

2016 Overview

Operations

Lower student population levels as we began 2016 and fewer new student starts during the period resulted in a decline of 8.3% in our average undergraduate full-time student enrollment to approximately 13,300 students for the three months ended December 31, 2015. We started approximately 1,800 students during the three months ended December 31, 2015, which was a decrease of 5.3% from the prior year comparable period.

Several factors continue to challenge our ability to start new students, including the following:

•
Incentive compensation changes, which became effective July 1, 2011, limited the means by which we may compensate our admissions representatives and required significant changes to our compensation and performance management processes;

•	Competition for prospective students continues to increase from within our sector and from market employers, as well as with traditional post-secondary educational institutions;

•
Access to military bases for student recruitment; our access to bases has become more limited due to recent changes in the Transition Assistance Program (Transition Goals, Plans, Success) and increased enforcement of the MOU requirement, as well as recent events within the education and training services industry;

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

In response to these challenges, we continue to focus on our key strategies. We continue to add and renew contracts with our OEM partners as well as non OEM employers to provide career opportunities and tuition reimbursement for our graduates. We recently opened our Long Beach, California campus and expect to announce the site of an additional new campus location later this year. Additionally, we plan to begin offering two new programs, welding and CNC machining, later in 2016. We continue to work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from employers of our graduates. During 2015, we launched an initiative designed to shift perceptions and build advocacy with key policy makers and influencers. Finally, we remain focused on operating our business as efficiently as possible and managing discretionary operating costs.

The U.S. Department of Education (ED) published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives.  Specifically, ED reconsidered its previous interpretation and has now indicated that regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs.  Enrollment-based compensation, however, continues to be prohibited. Please see further discussion in “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included in our 2015 Annual Report on Form 10-K filed with the SEC on December 2, 2015. We continue to evaluate our options and we may adjust our compensation practices in accordance with the recently issued guidance. We anticipate that, should we adjust our compensation practices, any such changes would not be implemented until later this year.

Our revenues for the three months ended December 31, 2015 were $89.8 million, a decline of $5.9 million, or 6.2%, from the comparable period in the prior year. Revenues were negatively impacted by the decline in our average undergraduate full-time student enrollment, which was partially offset by tuition rate increases. Additionally, our results of operations were impacted by the opening of our new campus in Long Beach, California in August 2015. For the three months ended December 31, 2015, this campus had revenues of $1.9 million and operating expenses of $4.7 million, including corporate overhead allocations of $1.4 million. We incurred an operating loss of $2.2 million compared to operating income of $5.6 million, and a net loss of $1.7 million compared to net income of $3.1 million, as a result of the overall decline in revenues for the period.

In January 2016, we discontinued the Honda PACT program previously offered at our Lisle, Illinois campus due to low student interest relative to our other MSAT programs. We will continue to offer the Honda motorcycle training program at our Phoenix, Arizona and Orlando, Florida campuses, as well as our Honda marine training at our Orlando, Florida campus. We anticipate offering an alternative MSAT program at our Lisle, Illinois campus.

Transactions

In February 2016, we made an investment in and entered into a licensing agreement with a company which provides comprehensive technician development programs and shop operations services. This investment, which included $0.7 million in cash as well as the conversion of a $0.3 million note receivable extended in December 2015, resulted in our ownership of 25% of the outstanding equity interests of this company.

Automotive Technology and Diesel Technology II Integration

We currently offer the Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona; Dallas/Ft. Worth, Texas; Long Beach, California; Orlando, Florida and Sacramento, California campuses.

The U.S. Department of Veterans Affairs (VA) shares responsibility for VA benefit approval and oversight with designated State Approving Agencies (SAAs). SAAs play a critical role in evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements. Processes and approval criterion as well as interpretation of applicable requirements can vary from state to state. Therefore, approval in one state does not necessarily result in approval in all states. Please see further discussion in “Business - Regulatory Environment - Other Federal and State Programs - Veterans' Benefits” included in our 2015 Annual Report on Form 10-K filed with the SEC on December 2, 2015.

Since July 2012, the Texas SAA has approved the use of Veterans benefits to fund tuition under our original Automotive Technology and Diesel Technology II delivery method at our Dallas/Ft. Worth, Texas campus. During the prior year, we were in contact with the Texas SAA regarding a transition to an alternative delivery method for veterans at this campus, and the enrollment of veteran students at this campus was discontinued in July 2015.  The Texas SAA has recently communicated that the program at this campus remains approved until April 15, 2016. We have submitted modifications to the Accrediting Commission of Career Schools and Colleges (ACCSC) which we believe will meet the criteria outlined by the Texas SAA and are awaiting approval. Upon receipt of ACCSC and state approval, we will submit the modifications to the Texas SAA.

Graduate Employment

Our consolidated graduate employment rate for our 2015 graduates during the three months ended December 31, 2015 is below the rate at the same time in the prior year. The rate has improved slightly for our Marine program while the rate has declined for our Automotive and Diesel Technology, Collision Repair and Motorcycle programs. While demand for our graduates remains strong, the rate declined due to internal operational challenges that resulted in an employment verification backlog, which we are currently working to address.

Regulatory Environment

As previously discussed, in 2015, one of our programs at our Norwood, Massachusetts campus did not achieve the Accrediting Commission of Career Schools and Colleges' (ACCSC) graduation or employment benchmarks and was placed on heightened monitoring status. Please see further discussion in “Business - Regulatory Environment - Accreditation” included in our 2015 Annual Report on Form 10-K filed with the SEC on December 2, 2015. The program had three graduates during the 2011 reporting period and we have decided to discontinue the program. We received ACCSC approval to discontinue the program in November 2015 and are awaiting confirmation that the heightened monitoring status is longer applicable for the program.

2016 Outlook

For the year ending September 30, 2016, we expect new student starts to be down in the low to mid single digits and expect our average student population to be down in the mid to high single digits as a percentage compared with the year ended September 30, 2015. While annual tuition increases will slightly offset the decline in average students, we expect revenue to decline approximately three to five percent. To support future student growth, we will continue to invest in growth opportunities during the year which will result in lower operating income and minimal levels of EBITDA. Capital expenditures are expected to be approximately $19.5 million to $20.5 million for the year ending September 30, 2016. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2015	2014
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	55.3%	50.0%
Selling, general and administrative	47.1%	44.2%
Total operating expenses	102.4%	94.2%
Income (loss) from operations	(2.4)%	5.8%
Interest expense, net	(0.9)%	(0.5)%
Other income	0.4%	0.2%
Total other expense, net	(0.5)%	(0.3)%
Income (loss) before income taxes	(2.9)%	5.5%
Income tax expense (benefit)	(1.0)%	2.3%
Net income (loss)	(1.9)%	3.2%

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Revenues. Our revenues for the three months ended December 31, 2015 were $89.8 million, a decrease of $5.9 million, or 6.2%, as compared to revenues of $95.7 million for the three months ended December 31, 2014. The 8.3% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $8.4 million. The decrease was partially offset by tuition rate increases between 2% and 4%, depending on the program. Our revenues for the three months ended December 31, 2015 and 2014 excluded $5.7 million in each period of tuition related to students participating in our proprietary loan program. We recognized $1.5 million and $1.1 million of revenues and interest under the proprietary loan program for the three months ended December 31, 2015 and 2014, respectively.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2015 were $49.7 million, representing an increase of $1.9 million, or 3.8%, as compared to $47.8 million for the three months ended December 31, 2014.

Our educational services and facilities expenses for the three months ended December 31, 2015 for our Long Beach, California campus were $2.7 million, including corporate overhead allocations of $0.2 million.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended December 31,
	2015	2014
	(In thousands)
Salaries expense	$21,977	$21,033
Employee benefits and tax	4,546	4,056
Bonus expense	213	415
Stock-based compensation	65	73
Compensation and related costs	26,801	25,577
Occupancy costs	9,133	8,959
Depreciation and amortization expense	4,052	4,640
Other educational services and facilities expense	3,782	3,274
Supplies and maintenance	2,433	2,040
Tools and training aids expense	2,135	2,175
Contract services expense	1,316	1,165
	$49,652	$47,830
The increase in compensation and related costs of $1.2 million for the three months ended December 31, 2015, was primarily related to the opening of our Long Beach, California campus in August 2015. Compensation and related costs for our Long Beach, California campus for the period were $0.9 million.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2015 were $42.3 million, which was consistent with $42.3 million for the three months ended December 31, 2014.

Our selling, general and administrative expenses for the three months ended December 31, 2015 for our Long Beach, California campus were $2.0 million, including corporate overhead allocations of $1.2 million.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended December 31,
	2015	2014
	(In thousands)
Salaries expense	$17,205	$17,164
Employee benefits and tax	3,892	3,618
Bonus expense	1,082	1,724
Stock-based compensation	847	800
Compensation and related costs	23,026	23,306
Advertising expense	10,381	10,098
Other selling, general and administrative expenses	7,792	7,295
Bad debt expense	482	934
Depreciation and amortization expense	633	617
	$42,314	$42,250
While compensation and related costs for the three months ended December 31, 2015 remained relatively consistent with the prior year comparable period, the change in salaries expense included an increase of $0.7 million related to our Long Beach, California campus. The increase was offset by a decrease in severance expense related to charges for the October 2014 restructuring. Additionally, bonus expense decreased $0.6 million for the three months ended December 31, 2015. The decrease in bonus expense is attributable to recording expense based on anticipated annual operating results and attainment of non-financial metrics, which is lower than the prior year comparable period.

Advertising expense increased $0.3 million for the three months ended December 31, 2015 as compared to the same period in the prior year. Advertising expense as a percentage of revenues for the three months ended December 31, 2015 was approximately 11.6%. We anticipate that our advertising expense will be approximately 12% of revenues for the year ending September 30, 2016.
Income taxes. Our income tax benefit for the three months ended December 31, 2015 was $0.9 million, or 35.9% of pre-tax loss, compared to income tax expense of $2.2 million, or 42.0% of pre-tax income, for the three months ended December 31, 2014. The effective income tax rate in each period differed from the federal statutory tax rate of 35% primarily as a result of state income taxes, net of related federal income tax benefits, and due to tax expense related to share-based compensation.

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

The write-off of the deferred tax asset resulted in income tax expense of less than $0.1 million for the three months ended December 31, 2015. Although we cannot predict the price of our stock, if our stock price remains relatively consistent with its current trading price, the impact of any adjustments to the deferred tax asset and related income tax expense for the year ending September 30, 2016 is expected to be in the range of $1.4 million to $1.7 million.
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

Non-GAAP Financial Measures

Our earnings before interest, tax, depreciation and amortization (EBITDA) for the three months ended December 31, 2015 were $2.9 million as compared to $11.1 million for the three months ended December 31, 2014.

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

EBITDA reconciles to net income as follows:

	Three Months Ended December 31,
	2015	2014
	(In thousands)
Net income (loss)	$(1,680)	$3,094
Interest expense, net	817	499
Income tax expense (benefit)	(941)	2,237
Depreciation and amortization(1)	4,685	5,257
EBITDA	$2,881	$11,087

(1)Includes depreciation of training equipment obtained in exchange for services of $0.3 million for each of the three months ended December 31, 2015, and 2014.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations as well as our investment in capital expenditures related to the new campus we plan to open through the next 12 months and the expansion of programs at existing campuses.

We believe that the strategic use of our cash resources includes funding our Long Beach, California campus as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. In October and December 2015, we paid quarterly cash dividends of $0.02 per share on our common stock. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, we may issue debt resulting in increased interest expense. Additionally, to the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $51.5 million as of December 31, 2015.

Our principal source of liquidity is operating cash flows and existing cash, cash equivalent and investment balances. A majority of our revenues are derived from Title IV Programs and various veterans benefits programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement for first-time borrowers is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Under our proprietary loan program, we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

Our cash used in operating activities was $3.6 million for the three months ended December 31, 2015 compared to cash provided by operating activities of $2.0 million for the three months ended December 31, 2014. For the three months ended December 31, 2015, changes in our operating assets and liabilities resulted in cash outflows of $8.0 million and were primarily attributable to changes in accounts payable and accrued expenses, income tax receivable and deferred revenue. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $5.1 million. The decrease was primarily attributable to timing of invoices and capital expenditures. The change in income tax from a payable position to a receivable position resulted in a cash outflow of $2.7 million and was primarily due to the timing of tax payments. The increase in deferred revenue resulted in a cash inflow of $1.6 million. The increase was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at December 31, 2015 compared to September 30, 2015.

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

Investing Activities

During the three months ended December 31, 2015, cash provided by investing activities was $7.7 million. We had cash inflows of $9.6 million from proceeds received upon maturity of investments. We had cash outflows for the purchase of property and equipment of $2.6 million, primarily related to the purchases of new and replacement training equipment for our ongoing operations. For the year ending September 30, 2016, we anticipate investing in capital expenditures in the range of $19.5 million to $20.5 million, including approximately $2.1 million for a future campus location and approximately $6.0 million for expansion of programs at existing campuses. Additionally, we had a cash outflow of $0.3 million to issue a note receivable; see Note 13 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for related discussion.

During the three months ended December 31, 2014, cash used in investing activities was $5.2 million. We had cash outflows of $8.0 million to purchase investments and cash inflows of $6.4 million from proceeds received upon maturity of investments. We had cash outflows of $3.7 million related to the purchase of new and replacement training equipment for our ongoing operations.

Financing Activities
During the three months ended December 31, 2015, cash used in financing activities was $1.1 million and was primarily due to the payment of cash dividends on October 5 and December 18, 2015 of $0.02 per share, totaling approximately $1.0 million.

During the three months ended December 31, 2014, cash used in financing activities was $2.7 million, primarily due to the payment of a cash dividend on December 19, 2014 of $0.10 per share.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the three months ended December 31, 2015. As of December 31, 2015, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2015 Annual Report on Form 10-K, filed with the SEC on December 2, 2015. During the three months ended December 31, 2015, there have been no significant changes in our critical accounting policies and estimates.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 to our condensed consolidated financial statements within Part I, Item 1 of this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since September 30, 2015. For a discussion of our exposure to market risk, refer to our 2015 Annual Report on Form 10-K, filed with the SEC on December 2, 2015.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our President and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to September 2012. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013. In response to a status update request from us, the Attorney General has requested and we have provided additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.
On July 17, 2015, we received a subpoena from the U.S. Attorney’s Office for the Western District of North Carolina (U.S. Attorney's Office) issued pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The subpoena covers a broad range of matters relating to our Mooresville, North Carolina campus operations over the past several years. It also seeks documents and information relating to our compliance with the “90/10 rule” and other programs and practices. We are cooperating with the U.S. Attorney’s Office. At this time, we cannot predict the eventual scope, duration, outcome or associated costs or operational impact of this inquiry, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.
In November 2015, one of our software vendors notified us of potential additional license and maintenance fees for the use of its software. The terms of the business arrangement are in dispute. While we are in negotiations, we have recorded an immaterial expense related to this matter in the accompanying condensed consolidated financial statements.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2015 Annual Report on Form 10-K filed with the SEC on December 2, 2015, which could materially affect our business, financial condition or operating results. The risks described in this report and in our 2015 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions.

The following table summarizes the purchase of equity securities for the three months ended December 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
October 1-31, 2015	—	$—	—	$—
November 1-30, 2015	—	$—	—	$—
December 1-31, 2015	487	$4.14	—	$—
Total	487	$4.14	—	$—
Item 5. OTHER INFORMATION
On February 4, 2016, we received comment letter from the SEC with a single comment related to the Critical Accounting Estimates disclosure for our allowance for uncollectible accounts, included on page 81 of our 2015 Annual Report on Form 10-K filed with the SEC on December 2, 2015. We have ten business days to respond to the letter.

Item 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K which are filed or furnished with this report, as applicable, are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2016

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
101
Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.