Form 10-Q
period 2016-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2016-04-29
CIK 1261654

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
For the quarterly period ended March 31, 2016

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
Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 22, 2016, there were 24,344,515 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

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

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	September 30, 2015
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$40,433	$29,438
Restricted cash	2,415	5,824
Investments, current portion	10,102	28,086
Receivables, net	16,100	22,409
Deferred tax assets, net	—	4,539
Prepaid expenses and other current assets	18,675	17,761
Total current assets	87,725	108,057
Investments, less current portion	47	1,719
Property and equipment, net	119,746	124,144
Goodwill	9,005	8,222
Deferred tax assets, net	—	20,248
Other assets	13,339	11,912
Total assets	$229,862	$274,302
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$34,726	$42,620
Dividends payable	—	485
Deferred revenue	39,430	44,693
Accrued tool sets	3,372	3,624
Financing obligation, current	823	737
Income tax payable	—	1,187
Other current liabilities	3,008	3,148
Total current liabilities	81,359	96,494
Deferred tax liabilities, net	3,141	—
Deferred rent liability	9,912	10,822
Financing obligation	43,613	44,053
Other liabilities	10,738	9,458
Total liabilities	148,763	160,827
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,209,412 shares issued and 24,344,515 shares outstanding as of March 31, 2016 and 31,098,193 shares issued and 24,233,296 shares outstanding as of September 30, 2015	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	180,481	178,202
Treasury stock, at cost, 6,864,897 shares as of March 31, 2016 and September 30, 2015	(97,388)	(97,388)
Retained earnings (deficit)	(2,016)	32,638
Accumulated other comprehensive income	19	20
Total shareholders’ equity	81,099	113,475
Total liabilities and shareholders’ equity	$229,862	$274,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues	$88,192	$91,235	$177,965	$186,915
Operating expenses:
Educational services and facilities	49,770	48,143	99,422	95,973
Selling, general and administrative	44,192	40,690	86,506	82,940
Total operating expenses	93,962	88,833	185,928	178,913
Income (loss) from operations	(5,770)	2,402	(7,963)	8,002
Other (expense) income:
Interest expense, net	(797)	(481)	(1,614)	(980)
Equity in earnings of unconsolidated affiliates	104	136	239	254
Other income	124	133	378	245
Total other (expense) income, net	(569)	(212)	(997)	(481)
Income (loss) before income taxes	(6,339)	2,190	(8,960)	7,521
Income tax expense	25,663	1,635	24,722	3,872
Net income (loss)	$(32,002)	$555	$(33,682)	$3,649
Other comprehensive income (loss) (net of tax):
Equity interest in investee's unrealized gains (losses) on hedging derivatives, net of taxes(1)	$—	$6	$(1)	$17
Comprehensive income (loss)	$(32,002)	$561	$(33,683)	$3,666

Earnings per share:
Net income (loss) per share - basic	$(1.32)	$0.02	$(1.39)	$0.15
Net income (loss) per share - diluted	$(1.32)	$0.02	$(1.39)	$0.15
Weighted average number of shares outstanding:
Basic	24,270	24,463	24,252	24,647
Diluted	24,270	24,551	24,252	24,741
Cash dividends declared per common share	$0.02	$0.10	$0.04	$0.20
(1)The tax effect during the three months and six months ended March 31, 2016 and 2015 was not significant.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Paid-in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance as of September 30, 2015	31,098	$3	$178,202	6,865	$(97,388)	$32,638	$20	$113,475
Net loss	—	—	—	—	—	(33,682)	—	(33,682)
Issuance of common stock under employee plans	113	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(2)	—	(7)	—	—	—	—	(7)
Stock-based compensation	—	—	2,286	—	—	—	—	2,286
Cash dividends declared	—	—	—	—	—	(972)	—	(972)
Equity interest in investee's unrealized losses on hedging derivatives, net of tax	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2016	31,209	$3	$180,481	6,865	$(97,388)	$(2,016)	$19	$81,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(33,682)	$3,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,682	8,859
Amortization of assets subject to financing obligation	1,341	931
Amortization of held-to-maturity investments	336	931
Bad debt expense	752	307
Stock-based compensation	2,286	2,198
Deferred income taxes	27,928	2,214
Equity in earnings of unconsolidated affiliates	(239)	(254)
Training equipment credits earned, net	(348)	(697)
(Gain) loss on disposal of property and equipment	100	(41)
Changes in assets and liabilities:
Restricted cash: Title IV credit balances	34	242
Receivables	9,000	2,616
Prepaid expenses and other current assets	(957)	(214)
Other assets	(68)	(640)
Accounts payable and accrued expenses	(6,135)	(742)
Deferred revenue	(5,263)	(5,685)
Income tax payable/receivable	(4,648)	(5,005)
Accrued tool sets and other current liabilities	(184)	(150)
Deferred rent liability	(910)	58
Other liabilities	490	158
Net cash (used in) provided by operating activities	(2,485)	8,735
Cash flows from investing activities:
Purchase of property and equipment	(4,905)	(16,215)
Proceeds from disposal of property and equipment	—	3
Purchase of investments	—	(24,425)
Proceeds received upon maturity of investments	19,320	22,407
Acquisitions	(1,500)	—
Investment in unconsolidated affiliates	(1,000)	—
Capitalized costs for intangible assets	(250)	—
Return of capital contribution from unconsolidated affiliate	240	228
Restricted cash: proprietary loan program	3,393	(1,950)
Net cash provided by (used in) investing activities	15,298	(19,952)
Cash flows from financing activities:
Payment of cash dividend	(1,457)	(4,896)
Payment of financing obligation	(354)	(350)
Payment of payroll taxes on stock-based compensation through shares withheld	(7)	(36)
Purchase of treasury stock	—	(6,119)
Net cash used in financing activities	(1,818)	(11,401)
Net increase (decrease) in cash and cash equivalents	10,995	(22,618)
Cash and cash equivalents, beginning of period	29,438	38,985
Cash and cash equivalents, end of period	$40,433	$16,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Six Months Ended March 31,
	2016	2015
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$1,443	$6,662
Interest paid	$1,725	$1,121
Training equipment obtained in exchange for services	$1,553	$220
Depreciation of training equipment obtained in exchange for services	$602	$600
Change in accrued capital expenditures during the period	$(1,509)	$(890)
Construction period construction liability - construction in progress	$—	$6,172
Construction period financing obligation - building	$—	$(4,825)
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
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K filed with the SEC on December 2, 2015.

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
3.    Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

In January 2016, the FASB issued guidance related to the classification and measurement of financial instruments. The guidance primarily impacts the accounting for equity investments other than those accounted for using the equity method of accounting, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Additionally, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the adoption methods and the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

In May 2014, the FASB issued guidance which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In June 2015, the FASB deferred the effective date of the guidance by one year. This guidance is now effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption is now permitted for annual and interim reporting periods beginning after December 15, 2016. In March and April 2016, the FASB issued further guidance that clarifies certain implementation issues related to revenue recognition, including principal versus agent considerations, the identification of performance obligations and licensing. These additional updates have the same effective date as the new revenue guidance. We are currently evaluating the adoption methods and the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

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

Amortized cost and fair value for investments classified as held-to-maturity at March 31, 2016 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$4,851	$2	$—	$4,853
Corporate bonds	3,960	1	(1)	3,960
Certificates of deposit	1,291	—	—	1,291
Due in 1 - 2 years:
Municipal bonds	47	—	—	47
	$10,149	$3	$(1)	$10,151

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
Investments are exposed to various risks, including interest rate, market and credit risk, and as a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income (loss).

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$32,799	$32,799	$—	$—
Corporate bonds	3,960	3,960	—	—
Municipal bonds	4,900	—	4,900	—
Commercial paper	2,501	—	2,501	—
Certificates of deposit	1,291	—	1,291	—
Total assets at fair value on a recurring basis	$45,451	$36,759	$8,692	$—

		Fair Value Measurements Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$24,369	$24,369	$—	$—
Corporate bonds	11,594	11,594	—	—
Municipal bonds	13,903	—	13,903	—
Certificates of deposit	4,314	—	4,314	—
Total assets at fair value on a recurring basis	$54,180	$35,963	$18,217	$—

Our Level 2 investments are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

6.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	March 31, 2016	September 30, 2015
Land	—	$3,189	$3,189
Buildings and building improvements	30-35	78,704	79,555
Leasehold improvements	1-28	39,172	39,326
Training equipment	3-10	91,603	87,795
Office and computer equipment	3-10	38,362	38,776
Curriculum development	5	18,702	18,716
Software developed for internal use	3-5	11,694	11,859
Vehicles	5	1,237	1,233
Construction in progress	—	3,289	3,941
		285,952	284,390
Less accumulated depreciation and amortization		(166,206)	(160,246)
		$119,746	$124,144

The following amounts, which are included in the above table, represent assets financed by financing obligations resulting from the build-to-suit arrangements at our Lisle, Illinois and Long Beach, California campuses:

	March 31, 2016	September 30, 2015
Buildings and building improvements	$45,816	$45,816
Less accumulated depreciation and amortization	(4,821)	(3,480)
Assets financed by financing obligations, net	$40,995	$42,336

7.   Investment in Unconsolidated Affiliates

We have an equity interest of approximately 28% in a joint venture related to the lease of our Lisle, Illinois campus facility (JV). In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in other assets in our condensed consolidated balance sheets. We recognize our proportionate share of the net income or loss during each accounting period and any return of capital as a change in our investment.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Additionally, in February 2016, we made an investment in and entered into a licensing agreement with Pro-MECH Learning Systems, LLC (Pro-MECH), a company that provides comprehensive technician development programs and shop operations services. This investment, which included $0.7 million in cash as well as the conversion of a $0.3 million note receivable extended during the first quarter of 2016, resulted in our ownership of 25% of the outstanding equity interests of Pro-MECH. The $1.0 million investment is accounted for under the equity method of accounting and is included in other assets in our condensed consolidated balance sheets. We recognize our proportionate share of the net income or loss during each accounting period and any return of capital as a change in our investment.
Investment in unconsolidated affiliates consisted of the following:

	March 31, 2016		September 30, 2015
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,010	27.972%	$3,986	27.972%

Investment in Pro-MECH	$974	25.000%	$—	—

Investment in unconsolidated affiliates included the following activity during the period:

	Six Months Ended March 31,
	2016	2015
Balance at beginning of period	$3,986	$3,903
Investment in unconsolidated affiliate	1,000	—
Equity in earnings of unconsolidated affiliates	239	254
Return of capital contribution from unconsolidated affiliates	(240)	(228)
Equity interest in investee's unrealized gains (losses) on hedging derivatives, net of taxes	(1)	17
Balance at end of period	$4,984	$3,946

8.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	March 31, 2016	September 30, 2015
Accounts payable	$8,096	$14,498
Accrued compensation and benefits	17,955	17,534
Other accrued expenses	8,675	10,588
	$34,726	$42,620

9.   Income Taxes

Each reporting period, we estimate the likelihood that we will be able to recover our deferred tax assets, which represent timing differences in the recognition of revenue and certain tax deductions for accounting and tax purposes. The realization of deferred tax assets is dependent, in part, upon future taxable income. In assessing the

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

need for a valuation allowance, we consider all available evidence, including our historical profitability and projections of future taxable income. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance. Such valuation allowance is maintained on our deferred tax assets until sufficient positive evidence exists to support its reversal in future periods. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Significant judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets.

During the three months ended March 31, 2016, there were several pieces of negative evidence that contributed to our conclusion that a valuation allowance is appropriate against all deferred tax assets that rely upon future taxable income for their realization. This new negative evidence includes (1) a significant pre-tax loss during the three months ended March 31, 2016, (2) deterioration in leading indicators, such as applications and new student starts, and projected population during the three months ended March 31, 2016, which negatively impacts projected future operating results, (3) current financial projections that indicate we will be in a 3-year cumulative loss position during 2016 and (4) the continued challenging business and regulatory environment facing for-profit education institutions.

As a result of our assessment, we recorded $27.9 million in income tax expense related to the increase in the valuation allowance within our statements of comprehensive income (loss) in the current period. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.
The components of income tax expense are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Current expense (benefit)
United States federal	$(1,956)	$1,152	$(3,376)	$1,101
State	33	259	170	557
Total current expense (benefit)	(1,923)	1,411	(3,206)	1,658
Deferred (benefit) expense
United States federal	24,438	162	24,876	2,051
State	3,148	62	3,052	163
Total deferred (benefit) expense	27,586	224	27,928	2,214
Total provision for income taxes	$25,663	$1,635	$24,722	$3,872

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35.0% to pre-tax income for the period. The reasons for the differences are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Income tax expense (benefit) at statutory rate	$(2,219)	$766	$(3,136)	$2,632
State income taxes (benefits), net of federal tax benefit	(150)	231	(158)	526
Deferred tax asset write-off related to share based compensation	46	594	51	626
Increase in valuation allowance	27,949	—	27,949	—
Other, net	37	44	16	88
Total income tax expense	$25,663	$1,635	$24,722	$3,872

Beginning in December 2013, certain stock-based compensation awards granted to employees expired, which required a write-off of the related deferred tax asset through income tax expense as our pro forma windfall pool of available excess tax benefits was no longer sufficient to absorb the shortfall.

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	March 31,	September 30,
	2016	2015
Gross deferred tax assets:
Deferred compensation	$1,725	$1,784
Reserves and accruals	5,646	5,395
Accrued tool sets	1,355	1,460
Deferred revenue	19,690	19,606
Deferred rent liability	1,574	1,939
Net operating loss carryovers	545	83
State tax credit carryforwards	337	310
Valuation allowance	(28,350)	(401)
Total gross deferred tax assets	2,522	30,176
Gross deferred tax liabilities:
Amortization of goodwill	(3,140)	(3,140)
Depreciation and amortization of property and equipment	(674)	(421)
Prepaid and other expenses deductible for tax	(1,849)	(1,828)
Total gross deferred tax liabilities	(5,663)	(5,389)
Net deferred tax assets (liabilities)	$(3,141)	$24,787

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following table summarizes the activity for the valuation allowance for the six months ended March 31, 2016:

Balance at Beginning of Period	Additions to Income Tax Expense	Write-offs	Balance at End of Period
$401	$27,949	$—	$28,350

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

On July 17, 2015, we received a subpoena from the U.S. Attorney’s Office for the Western District of North Carolina (U.S. Attorney's Office) issued pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). The subpoena covered a broad range of matters relating to our Mooresville, North Carolina campus operations over the past several years. It also sought documents and information relating to our compliance with the “90/10 rule” and other programs and practices. On March 17, 2016, the U.S. Attorney's Office informed us that we have complied with the FIRREA subpoena. No adverse action has been taken or is anticipated relating to this subpoena. Further, the U.S. Attorney’s Office confirmed that neither UTI nor NASCAR Technical Institute is the subject or target of any inquiry or under investigation by the U.S. Attorney's Office.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

In November 2015, one of our software vendors notified us of potential additional license and maintenance fees for the use of its software. We reached a final settlement during the three months ended March 31, 2016 for the amount of the immaterial expense recorded during the three months ended December 31, 2015.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $0.3 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, and approximately $0.8 million for each of the six months ended March 31, 2016 and 2015. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.
The following table summarizes the impact of the proprietary loan program on our tuition revenue and interest income during the period as well as on a cumulative basis at the end of each period in our condensed consolidated statements of comprehensive income (loss). Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period.

	Three Months Ended March 31,		Six Months Ended March 31,		Inception to date
	2016	2015	2016	2015
Tuition and interest income excluded	$5,518	$6,377	$12,164	$12,777	$132,257
Amounts collected and recognized	(1,837)	(1,454)	(3,372)	(2,511)	(17,291)
Net amount excluded during the period	$3,681	$4,923	$8,792	$10,266	$114,966
As of March 31, 2016, we had committed to provide loans to our students for approximately $130.8 million since inception.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our condensed consolidated balance sheets. Amounts written off represent amounts which have been turned over to third party collectors; such amounts are not included within bad debt expense in our condensed consolidated statements of comprehensive income (loss).

	Six Months Ended March 31,
	2016	2015
Balance at beginning of period	$74,664	$70,759
Loans extended	10,056	11,244
Interest accrued	1,863	1,421
Amounts collected and recognized	(3,372)	(2,511)
Amounts written off	(7,724)	(6,248)
Balance at end of period	$75,487	$74,665

11.  Common Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On October 5, 2015, December 18, 2015 and March 31, 2016, we paid cash dividends of $0.02 per share to common stockholders of record as of September 28, 2015, December 4, 2015 and March 21, 2016, respectively, totaling approximately $1.5 million. Our Board of Directors regularly evaluates our dividends and may adjust the amount and/or frequency of or discontinue dividends in future periods.
Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the six months ended March 31, 2016. As of March 31, 2016, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program.

12.   Earnings per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, if any. For the three months and six months ended March 31, 2015, 678,481 and 715,458 shares, respectively, which could be issued under outstanding stock-based grants were not included in the determination of our diluted shares outstanding as they were anti-dilutive. For the three months and six months ended March 31, 2016, diluted loss per share equaled basic loss per share as the assumed activity related to outstanding stock-based grants would have an anti-dilutive effect.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The calculation of the weighted average number of shares outstanding used in computing basic and diluted net income (loss) per share was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Weighted average number of shares	(In thousands)
Basic shares outstanding	24,270	24,463	24,252	24,647
Dilutive effect related to employee stock plans	—	88	—	94
Diluted shares outstanding	24,270	24,551	24,252	24,741

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

13.   Segment Information
Our principal business is providing postsecondary education. We also provide manufacturer-specific training and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the Other category. Our equity method investments and other non-Postsecondary Education operations are also included within the Other category. Corporate expenses are allocated to Postsecondary Education and the Other category based on compensation expense. Depreciation and amortization includes amortization of assets subject to financing obligation.
Summary information by reportable segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenues
Postsecondary Education	$84,737	$88,101	$171,402	$181,003
Other	3,455	3,134	6,563	5,912
Consolidated	$88,192	$91,235	$177,965	$186,915
Income (loss) from operations
Postsecondary Education	$(4,693)	$2,902	$(5,909)	$9,351
Other	(1,077)	(500)	(2,054)	(1,349)
Consolidated	$(5,770)	$2,402	(7,963)	8,002
Depreciation and amortization(1)
Postsecondary Education	$4,402	$4,774	$8,722	$9,649
Other	238	66	301	141
Consolidated	$4,640	$4,840	$9,023	$9,790
Net income (loss)
Postsecondary Education	$(31,714)	$761	$(32,940)	$4,262
Other	(288)	(206)	(742)	(613)
Consolidated	$(32,002)	$555	$(33,682)	$3,649

			March 31, 2016	September 30, 2015
Goodwill
Postsecondary Education			$8,222	$8,222
Other			783	—
Consolidated			$9,005	$8,222
Total assets
Postsecondary Education			$221,005	$266,922
Other			8,857	7,380
Consolidated			$229,862	$274,302
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million for each of the three months ended March 31, 2016 and 2015, respectively, and of $0.6 million for each of the six months ended March 31, 2016 and 2015, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

14.  Acquisitions

On February 9, 2016, we entered into an agreement to acquire substantially all of the assets of BrokenMyth Studios, LLC (BMS), a New York-based full production studio that offers a variety of services, including system architecture design, application and website development, interactive media development and digital technical training for diesel, medical, and industrial equipment companies.
The cash purchase price for this transaction was $1.5 million, and the acquisition includes potential contingent consideration payments in the future. The payment of the contingent consideration, which has a maximum value of $0.9 million, is based upon BMS’s achievement of certain operating income metrics over the three-year period following the date of acquisition. On the acquisition date, we estimated the fair value of the contingent consideration to be $0.2 million using a discounted cash flow valuation method encompassing unobservable inputs, including projected operating results for the performance period and the discount rate applied.
We incurred transaction costs of less than $0.1 million for this acquisition, which are included within selling, general, and administrative expenses on our condensed consolidated statement of comprehensive income (loss). We accounted for the acquisition as a business combination and allocated the purchase price to the assets acquired at fair value as summarized below:

	Purchase Price Allocation	Useful Life (Years)
BMS brand	$488	5
Work in process	224	0.25
Customer relationships	250	5
Goodwill	783	Indefinite
Total assets acquired	1,745
Less: Fair value of contingent consideration	(245)
Cash paid for acquisition (purchase price)	$1,500
We determined the fair value of the assets acquired based on assumptions that reasonable market participants would use while employing the concept of highest and best use of each respective item. No liabilities were assumed in this transaction. The BMS brand intangible was valued using the relief-from-royalty method, which represents the benefit of owning the intangible as opposed to paying royalties for its use. The remaining intangibles were valued using income or replacement cost approaches. We determined that the acquired intangibles are finite-lived and we are amortizing them on a straight-line basis that reflects the pattern in which we expect the economic benefits of such assets to be consumed. Additionally, we recorded approximately $0.8 million in goodwill as a result of this acquisition, which is expected to be deductible for tax purposes. The goodwill is primarily attributable to future earnings potential and to other intangibles that do not qualify for separate recognition, such as assembled workforce. We have included BMS in our Other reportable segment.
The operating results of BMS are included in our condensed consolidated financial statements from the date of the acquisition forward. We have not provided pro forma information or the revenue and operating results of the acquired entity because its results of operations are not material to our condensed consolidated results of operations.

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

2016 Overview

Operations

Lower student population levels as we began 2016 and fewer new student starts during the period resulted in a decline of 9.0% in our average undergraduate full-time student enrollment to approximately 12,200 students for the three months ended March 31, 2016. We started approximately 2,300 students during the three months ended March 31, 2016, which was a decrease of 14.8% from the prior year comparable period. For the six months ended March 31, 2016, we started approximately 4,100 students, which represents a decrease of 8.9% as compared to the prior year comparable period.

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

In response to these challenges, we continue to focus on our key strategies. We continue to add and renew contracts with our OEM partners as well as other employers to provide career opportunities and tuition reimbursement for our graduates. We opened our Long Beach, California campus in August 2015 and continue to evaluate potential sites for an additional new campus location. Additionally, we plan to begin offering two new programs, welding and CNC machining, in fiscal 2017. We continue to work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from employers of our graduates. During 2015, we launched an initiative designed to shift perceptions and build advocacy with key policy makers and influencers. Finally, we remain focused on operating our business as efficiently as possible and managing discretionary operating costs.

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

Our revenues for the three months ended March 31, 2016 were $88.2 million, a decline of $3.0 million, or 3.3%, from the comparable period in the prior year. We incurred an operating loss of $5.8 million compared to operating income of $2.4 million for the same period in the prior year. Our operating results were due in part to the decline in revenues, which, while partially offset by tuition rate increases, were negatively impacted by the decline in our average undergraduate full-time student enrollment. Additionally, our results of operations were impacted by the opening of our new campus in Long Beach, California in August 2015. For the three months ended March 31, 2016, this campus had revenues of $2.6 million and operating expenses of $5.0 million, including corporate overhead allocations of $1.7 million. We incurred a net loss of $32.0 million compared to net income of $0.6 million, primarily as a result of the determination that an additional valuation allowance on our deferred tax assets was necessary, which resulted in related income tax expense of $27.9 million. The overall decline in revenues for the period was also a contributing factor to the net loss incurred during the three months ended March 31, 2016.
See Note 9 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion of the deferred tax asset valuation allowance and related expense.

Our revenues for the six months ended March 31, 2016 were $178.0 million, a decline of $8.9 million, or 4.8%, from the comparable period in the prior year. We incurred an operating loss of $8.0 million compared to operating income of $8.0 million for the same period in the prior year. Our operating results were due in part to the decline in revenues, which, while partially offset by tuition rate increases, were negatively impacted by the decline in our average undergraduate full-time student enrollment. Additionally, our results of operations were impacted by the opening of our new campus in Long Beach, California in August 2015. For the six months ended March 31, 2016, this campus had revenues of $4.5 million and operating expenses of $9.8 million, including corporate overhead allocations of $3.1 million. We incurred a net loss of $33.7 million compared to net income of $3.6 million, primarily as a result of the determination that an additional valuation allowance on our deferred tax assets was necessary, which resulted in related income tax expense of $27.9 million. The overall decline in revenues for the period was also a contributing factor to the net loss incurred during the six months ended March 31, 2016. See Note 9 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion of the deferred tax asset valuation allowance and related expense.

Valuation Allowance

Each reporting period, we estimate the likelihood that we will be able to recover our deferred tax assets, which represent timing differences in the recognition of revenue and certain tax deductions for accounting and tax purposes. The realization of deferred tax assets is dependent, in part, upon future taxable income. Assessing the need for a valuation allowance requires significant judgment, and we consider all available evidence, including our historical profitability and projections of future taxable income.

During the three months ended March 31, 2016, there were several pieces of negative evidence that have contributed to our conclusion that a valuation allowance is appropriate against all deferred tax assets that rely upon future taxable income for their realization. This new negative evidence includes (1) a significant pre-tax loss during the three months ended March 31, 2016, (2) deterioration in leading indicators, such as applications and new student starts, and projected population during the three months ended March 31, 2016, which negatively impacts projected future operating results, (3) current financial projections that indicate we will be in a 3-year cumulative loss position during 2016 and (4) the continued challenging business and regulatory environment facing for-profit education institutions.

As a result of our assessment, we recorded $27.9 million in income tax expense related to the increase in the valuation allowance within our statements of comprehensive income (loss) in the current period. We will maintain a valuation allowance on our deferred tax assets until sufficient positive evidence exists to support its reversal. See Note 9 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion.

Transactions

In February 2016, we made an investment in and entered into a licensing agreement with Pro-MECH, a company that provides comprehensive technician development programs and shop operations services. This investment, which included $0.7 million in cash as well as the conversion of a $0.3 million note receivable extended during the first quarter of 2016, resulted in our ownership of 25% of the outstanding equity interests of this company. See Note 7 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion.

Also in February 2016, we acquired substantially all of the assets of BMS, a New York-based full production studio that offers a variety of services, including system architecture design, application and website development, interactive media development and digital technical training for diesel, medical, and industrial equipment companies. The cash purchase price for this transaction was $1.5 million, and the acquisition includes potential contingent consideration payments in the future of up to $0.9 million. See Note 14 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion.

Industry Background

The market for qualified service technicians is large and growing. In the most recent data available, the United States Department of Labor (U.S. DOL) estimated that in 2014 there were approximately 739,900 employed automotive technicians in the United States, and this number was expected to increase by 5.3% from 2014 to 2024. Other 2014 estimates provided by the U.S. DOL indicate that the number of technicians in the other industries we serve, including diesel, collision, motorcycle and marine repair, are expected to increase by 12.0%, 9.2%, 5.9% and 2.7%, respectively. The need for technicians is due to a variety of factors, including technological advancement in the industries into which our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service, the increasing lifespan of late-model automobiles and light trucks and an aging workforce that has begun to retire. As a result of these factors, the U.S. DOL estimates that an average of approximately 37,200 new job openings will exist annually for new entrants from 2014 to 2024 in the fields that we serve, according to data collected. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers who can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.

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

Since July 2012, the Texas SAA has approved the use of Veterans benefits to fund tuition under our original Automotive Technology and Diesel Technology II delivery method at our Dallas/Ft. Worth, Texas campus. During 2015, we were in contact with the Texas SAA regarding a transition to an alternative delivery method for veterans at this campus, and the enrollment of veteran students at this campus was discontinued in July 2015.  The Texas SAA had communicated that the program at this campus remained approved until April 15, 2016. We submitted modifications to the Accrediting Commission of Career Schools and Colleges (ACCSC), which we believe will meet the criteria outlined by the Texas SAA. We received ACCSC approval in February 2016 and state approval in March 2016; we have submitted the modifications to the Texas SAA and are awaiting approval.

Graduate Employment

Our consolidated graduate employment rate for our 2015 graduates during the six months ended March 31, 2016 is below the rate at the same time in the prior year. The rate has improved slightly for our Marine program, while the rate has declined for our Automotive and Diesel Technology, Collision Repair and Motorcycle programs. While demand for our graduates remains strong, the rate declined since the prior year due to internal operational challenges that resulted in an employment verification backlog. We have worked to address such challenges throughout the first half of 2016 and, as a result, have begun to see improvement in the year-over-year variance in the employment rate as of March 31, 2016.

Regulatory Environment

As previously discussed, in 2015, one of our programs at our Norwood, Massachusetts campus did not achieve ACCSC graduation or employment benchmarks and was placed on heightened monitoring status. Please see further discussion in “Business - Regulatory Environment - Accreditation” included in our 2015 Annual Report on Form 10-K filed with the SEC on December 2, 2015. The program had three graduates during the 2011 reporting period and we have decided to discontinue the program. We received ACCSC approval to discontinue the program in November 2015 and received confirmation in March 2016 that the heightened monitoring status is no longer applicable.

2016 Outlook

For the year ending September 30, 2016, we expect new student starts and our average student population to be down in the mid to high single digits as a percentage compared with the year ended September 30, 2015.  While annual tuition increases will slightly offset the decline in average students, we expect revenue to decline approximately 5 - 6% leading to minimal levels of EBITDA.  Accordingly, we have modified certain project timelines resulting in lower anticipated capital expenditures which are now expected to be in the range of $9.0 to $10.0 million in 2016.  Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	56.4%	52.8%	55.9%	51.3%
Selling, general and administrative	50.1%	44.6%	48.6%	44.3%
Total operating expenses	106.5%	97.4%	104.5%	95.6%
Income (loss) from operations	(6.5)%	2.6%	(4.5)%	4.4%
Interest expense, net	(0.9)%	(0.5)%	(0.9)%	(0.5)%
Other income	0.2%	0.3%	0.4%	0.2%
Total other (expense) income, net	(0.7)%	(0.2)%	(0.5)%	(0.3)%
Income (loss) before income taxes	(7.2)%	2.4%	(5.0)%	4.1%
Income tax expense	29.1%	1.8%	13.9%	2.1%
Net income (loss)	(36.3)%	0.6%	(18.9)%	2.0%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 and Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
Revenues. Our revenues for the three months ended March 31, 2016 were $88.2 million, a decrease of $3.0 million, or 3.3%, as compared to revenues of $91.2 million for the three months ended March 31, 2015. The 9.0% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $8.5 million. The decrease was partially offset by tuition rate increases of up to 5%, depending on the program. Our revenues for the three months ended March 31, 2016 and 2015 excluded $4.6 million and $5.7 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $1.8 million and $1.5 million of revenues and interest under our proprietary loan program for the three months ended March 31, 2016 and 2015, respectively.
Our revenues for the six months ended March 31, 2016 were $178.0 million, a decrease of $8.9 million, or 4.8%, as compared to revenues of $186.9 million for the six months ended March 31, 2015. The 9.3% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $16.8 million. The decrease was partially offset by tuition rate increases of up to 5%, depending on the program. Our revenues for the six months ended March 31, 2016 and 2015 excluded $10.3 million and $11.4 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $3.4 million and $2.5 million of revenues and interest under our proprietary loan program for the six months ended March 31, 2016 and 2015, respectively.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and six months ended March 31, 2016 were $49.8 million and $99.4 million, respectively. This represents increases of $1.7 million and $3.4 million, respectively, as compared to $48.1 million and $96.0 million, respectively, for the three and six months ended March 31, 2015.

Our educational services and facilities expenses for the three months and six months ended March 31, 2016 for our Long Beach, California campus were $2.7 million and $5.4 million, respectively, including corporate overhead allocations of $0.2 million and $0.4 million, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)
Salaries expense	$22,750	$21,452	$44,726	$42,485
Employee benefits and tax	4,659	3,874	9,206	7,930
Bonus expense	320	386	534	801
Stock-based compensation	71	72	135	145
Compensation and related costs	27,800	25,784	54,601	51,361
Occupancy costs	8,970	9,006	18,103	17,965
Depreciation and amortization expense	4,297	4,526	8,350	9,166
Other educational services and facilities expense	3,637	3,386	7,418	6,659
Supplies and maintenance	2,320	2,463	4,753	4,503
Tools and training aids expense	1,639	1,891	3,774	4,066
Contract services expense	1,107	1,087	2,423	2,253
	$49,770	$48,143	$99,422	$95,973
The increase in compensation and related costs of $2.0 million and $3.2 million for the three and six months ended March 31, 2016, respectively, were primarily related to the opening of our Long Beach, California campus in August 2015. Compensation and related costs for our Long Beach, California campus for the three months and six months ended March 31, 2016 were $1.2 million and $2.1 million, respectively.
Employee benefits and tax increased $0.8 million and $1.3 for the three months and six months ended March 31, 2016, respectively, as a result of the increase in the number of employees as well as an increase in self-insurance medical claims.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and six months ended March 31, 2016 were $44.2 million and $86.5 million, respectively. This represents increases $3.5 million and $3.6 million, respectively, as compared to $40.7 million and $82.9 million, respectively, for the three months and six months ended March 31, 2015.

Our selling, general and administrative expenses for the three months and six months ended March 31, 2016 for our Long Beach, California campus were $2.3 million and $4.4 million, respectively, including corporate overhead allocations of $1.5 million and $2.7 million, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)
Salaries expense	$17,247	$16,141	$34,452	$33,305
Employee benefits and tax	3,924	3,293	7,816	6,911
Bonus expense	1,051	1,369	2,133	3,093
Stock-based compensation	1,304	1,253	2,151	2,053
Compensation and related costs	23,526	22,056	46,552	45,362
Advertising expense	11,743	11,664	22,125	21,762
Other selling, general and administrative expenses	8,010	6,990	15,802	14,285
Bad debt expense	270	(627)	752	307
Depreciation and amortization expense	643	607	1,275	1,224
	$44,192	$40,690	$86,506	$82,940
The increase in compensation and related costs of $1.4 million and $1.2 million for the three and six months ended March 31, 2016, respectively, was primarily related to the opening of our Long Beach, California campus in August 2015. Compensation and related costs for our Long Beach, California campus for the three and six months ended March 31, 2016 were $0.8 million and $1.6 million, respectively, including corporate salary and benefit allocations of $0.5 million and $1.0 million, respectively.
Employee benefits and tax increased $0.6 million and $0.9 million for the three months and six months ended March 31, 2016, respectively, a result of the increase in the number of employees as well as an increase in self-insurance medical claims.
Additionally, bonus expense decreased $0.3 million and $1.0 million for the three months and six months ended March 31, 2016, respectively. The decrease in bonus expense is attributable to recording expense based on anticipated annual operating results and attainment of non-financial metrics, which is lower than the prior year comparable period.
Bad debt expense increased $0.9 million and $0.5 million for the three months and six months ended March 31, 2016, respectively, as compared to the same periods in the prior year. During the three months ended March 31, 2015, we reversed approximately $1.0 million of bad debt expense recorded in 2011 and 2012 for processing issues related to student funds received from a non-Title IV federal funding agency. Based on communication with the agency in 2015, we determined it was no longer probable that we would be required to return such funds.
Income taxes. Our provision for income taxes for the three months ended March 31, 2016 was $25.7 million, or 404.8% of pre-tax loss, compared to $1.6 million, or 74.7% of pre-tax income, for the three months ended March 31, 2015. Our provision for income taxes for the six months ended March 31, 2016 was $24.7 million, or 275.9% of pre-tax loss, compared to $3.9 million, or 51.5% of pre-tax income, for the six months ended March 31, 2015. The increase in income tax expense is due primarily to the increase in the valuation allowance established on our deferred tax assets during the three months ended March 31, 2016. See Note 9 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion of the valuation allowance.

The effective income tax rate in each period also differed from the federal statutory tax rate of 35% as a result of state income taxes, net of related federal income tax benefits, and due to tax expense related to share-based compensation.

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
During the six months ended March 31, 2016, the write-off of the deferred tax asset related to stock-based compensation resulted in income tax expense of less than $0.1 million. As of March 31, 2016, we recorded a full valuation allowance of $28.4 million on our deferred tax assets. As a result, any further write-offs in future periods of deferred tax assets related to stock-based compensation will have no impact on income tax expense, until such time that sufficient positive evidence exists to support the reversal of the deferred tax asset valuation allowance.
Non-GAAP Financial Measures

Our earnings (loss) before interest, tax, depreciation and amortization (EBITDA) for the three months and six months ended March 31, 2016 were $(0.6) million and $2.3 million, respectively, as compared to $7.8 million and $18.9 million for the three months and six months ended March 31, 2015, respectively.

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

EBITDA reconciles to net income as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$(32,002)	$555	$(33,682)	$3,649
Interest expense, net	797	481	1,614	980
Income tax expense	25,663	1,635	24,722	3,872
Depreciation and amortization(1)	4,940	5,133	9,625	10,390
EBITDA	$(602)	$7,804	$2,279	$18,891

(1)Includes depreciation of training equipment obtained in exchange for services of $0.3 million for each of the three months ended March 31, 2016 and 2015, respectively, and of $0.6 million for each of the six months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations as well as the expansion of programs at existing campuses through the next 12 months. In light of the current environment and anticipated operating results, our composite score is under pressure and we may take steps to prevent our composite score from falling below 1.0. Should our composite score fall below 1.0, we may establish our financial responsibility with ED by posting a letter of credit and accepting provisional certification, complying with additional ED monitoring requirements and agreeing to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement. For further discussion of compliance with ED regulations, refer to “Risk Factors” included in our 2015 Annual Report on Form 10-K, filed with the SEC on December 2, 2015.

We believe that the strategic use of our cash resources includes funding our Long Beach, California campus as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. In October 2015, December 2015 and March 2016, we paid quarterly cash dividends of $0.02 per share on our common stock. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents and investments on hand or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue equity. Additionally, to the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $50.5 million as of March 31, 2016.

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

Operating Activities

Our cash used in operating activities was $2.5 million for the six months ended March 31, 2016 compared to cash provided by operating activities of $8.7 million for the six months ended March 31, 2015. For the six months ended March 31, 2016, changes in our operating assets and liabilities resulted in cash outflows of $8.6 million and were primarily attributable to changes in receivables, accounts payable and accrued expenses, deferred revenue and income tax receivable. The decrease in receivables resulted in a cash inflow of $9.0 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.The decrease in accounts payable and accrued expenses resulted in a cash outflow of $6.1 million. This decrease was primarily attributable to timing of invoices and capital expenditures. The decrease in deferred revenue resulted in a cash outflow of $5.3 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2016 compared to September 30, 2015. The change in income tax from a payable position to a receivable position resulted in a cash outflow of $4.6 million and was primarily due to the timing of tax payments.

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

Investing Activities

During the six months ended March 31, 2016, cash provided by investing activities was $15.3 million. We had cash inflows of $19.3 million from proceeds received upon maturity of investments. We had cash outflows for the purchase of property and equipment of $4.9 million, primarily related to purchases of new and replacement training equipment for our ongoing operations. For the year ending September 30, 2016, we anticipate investing in capital expenditures in the range of $9.0 million to $10.0 million, including approximately $1.9 million for expansion of programs at existing campuses. We had a cash outflow of $1.5 million related to the acquisition of BrokenMyth Studios, LLC and a cash outflow of $1.0 million related to an investment in Pro-MECH Learning Systems, LLC, as further described at Note 14 and Note 7, respectively, of the notes to our condensed consolidated financial statements within this Report on Form 10-Q.

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

Financing Activities
During the six months ended March 31, 2016, cash used in financing activities was $1.8 million and was primarily due to the payment of cash dividends on October 5, 2015, December 18, 2015 and March 31, 2016 of $0.02 per share, totaling approximately $1.5 million. Our Board of Directors regularly evaluates our dividends and may adjust the amount and/or frequency of or discontinue dividends in future periods.

During the six months ended March 31, 2015, cash used in financing activities was $11.4 million and was primarily attributable to the repurchase of $6.1 million of our common stock in combination with the payment of cash dividends on December 19, 2014 and March 31, 2015 of $0.10 per share, totaling approximately $4.9 million.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the six months ended March 31, 2016. As of March 31, 2016, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program.

Seasonality and Trends

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Our student population varies as a result of new student enrollments, graduations and student attrition. Historically, we have had lower student populations in our third quarter than in the remainder of our year because fewer students are enrolled during the summer months. Additionally, we have had higher student populations in our fourth quarter than in the remainder of the year because more students enroll during this period. Our expenses, however, do not vary significantly with changes in student population and revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. Furthermore, our revenues for the first quarter ending December 31 are impacted by the closure of our campuses for a week in December for a holiday break, during which time we do not earn revenue.

Critical Accounting Policies and Estimates

There are no other significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our 2015 Annual Report on Form 10-K filed with the SEC on December 2, 2015, except as noted below.

Allowance for uncollectible accounts.We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans to help students pay that portion of their education expenses not covered by financial aid programs or alternate fund sources, which are unsecured and not guaranteed.

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

When a student with Title IV funds withdraws, Title IV rules determine the amount of funds, if any, to be returned to the original source of such funds. Additionally, state rules determine the amount of tuition we are entitled to collect. To the extent the amount we are entitled to collect exceeds Title IV or other funding sources, we would be entitled to collect these funds from the students. However, collection rates for these types of receivables are significantly lower than our collection rates for receivables for students who remain in our programs. At the time of withdrawal, we reassess revenue recognition and, based on historical collections results, we have determined that collectability is not reasonably assured. Accordingly, we recognize tuition revenue for such amounts when they are collected.

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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our President and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2016 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 17, 2015, we received a subpoena from the U.S. Attorney’s Office for the Western District of North Carolina (U.S. Attorney's Office) issued pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). The subpoena covered a broad range of matters relating to our Mooresville, North Carolina campus operations over the past several years. It also sought documents and information relating to our compliance with the “90/10 rule” and other programs and practices. On March 17, 2016, the U.S. Attorney's Office informed us that we have complied with the FIRREA subpoena. No adverse action has been taken or is anticipated relating to this subpoena. Further, the U.S. Attorney’s Office confirmed that neither UTI nor NASCAR Technical Institute is the subject or target of any inquiry or under investigation by the U.S. Attorney's Office.
In November 2015, one of our software vendors notified us of potential additional license and maintenance fees for the use of its software. We reached a final settlement during the three months ended March 31, 2016 for the amount of the immaterial expense recorded during the three months ended December 31, 2015.

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

The following table summarizes the purchase of equity securities for the three months ended March 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
January 1-31, 2016	—	$—	—	$—
February 1-29, 2016	1,676	$3.54	—	$—
March 1-31, 2016	—	$—	—	$—
Total	1,676	$3.54	—	$—
Item 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K which are filed or furnished with this report, as applicable, are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2016

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
101
Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.