Form 10-Q
period 2016-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2016-08-05
CIK 1261654

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
For the quarterly period ended June 30, 2016

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
Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 29, 2016, there were 24,347,039 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

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

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	September 30, 2015
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$103,245	$29,438
Restricted cash	3,260	5,824
Investments, current portion	4,849	28,086
Receivables, net	15,027	22,409
Deferred tax assets, net	—	4,539
Prepaid expenses and other current assets	19,293	17,761
Total current assets	145,674	108,057
Investments, less current portion	—	1,719
Property and equipment, net	117,207	124,144
Goodwill	9,005	8,222
Deferred tax assets, net	—	20,248
Other assets	13,147	11,912
Total assets	$285,033	$274,302
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,405	$42,620
Dividends payable	101	485
Deferred revenue	27,335	44,693
Accrued tool sets	3,409	3,624
Financing obligation, current	867	737
Income tax payable	—	1,187
Other current liabilities	3,231	3,148
Total current liabilities	72,348	96,494
Deferred tax liabilities, net	3,141	—
Deferred rent liability	9,450	10,822
Financing obligation	43,381	44,053
Other liabilities	11,031	9,458
Total liabilities	139,351	160,827
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,211,936 shares issued and 24,347,039 shares outstanding as of June 30, 2016 and 31,098,193 shares issued and 24,233,296 shares outstanding as of September 30, 2015	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of June 30, 2016, liquidation preference of $100 per share, and 0 shares issued and outstanding as of September 30, 2015	—	—
Paid-in capital - common	181,398	178,202
Paid-in capital - preferred	68,836	—
Treasury stock, at cost, 6,864,897 shares as of June 30, 2016 and September 30, 2015	(97,388)	(97,388)
Retained earnings (deficit)	(7,186)	32,638
Accumulated other comprehensive income	19	20
Total shareholders’ equity	145,682	113,475
Total liabilities and shareholders’ equity	$285,033	$274,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues	$82,266	$85,106	$260,231	$272,021
Operating expenses:
Educational services and facilities	47,044	47,690	146,466	143,663
Selling, general and administrative	40,672	41,412	127,178	124,352
Total operating expenses	87,716	89,102	273,644	268,015
Income (loss) from operations	(5,450)	(3,996)	(13,413)	4,006
Other (expense) income:
Interest expense, net	(802)	(484)	(2,416)	(1,464)
Equity in earnings of unconsolidated affiliates	51	139	290	393
Other income	77	54	455	299
Total other (expense) income, net	(674)	(291)	(1,671)	(772)
Income (loss) before income taxes	(6,124)	(4,287)	(15,084)	3,234
Income tax expense (benefit)	(1,055)	(1,312)	23,667	2,560
Net income (loss)	$(5,069)	$(2,975)	$(38,751)	$674
Preferred stock dividends	101	—	101	—
Income (loss) available for distribution	$(5,170)	$(2,975)	$(38,852)	$674

Earnings per share:
Net income (loss) per share - basic	$(0.21)	$(0.12)	$(1.60)	$0.03
Net income (loss) per share - diluted	$(0.21)	$(0.12)	$(1.60)	$0.03
Weighted average number of shares outstanding:
Basic	24,345	24,138	24,283	24,477
Diluted	24,345	24,138	24,283	24,596
Cash dividends declared per common share	$—	$0.10	$0.04	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net income (loss)	$(5,069)	$(2,975)	$(38,751)	$674
Other comprehensive income (loss) (net of tax):
Equity interest in investee's unrealized gains (losses) on hedging derivatives, net of taxes(1)	—	2	(1)	19
Comprehensive income (loss)	$(5,069)	$(2,973)	$(38,752)	$693
(1)The tax effect during the three months and nine months ended June 30, 2016 and 2015 was not significant.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2015	31,098	$3	—	$—	$178,202	$—	6,865	$(97,388)	$32,638	$20	$113,475
Net loss	—	—	—	—	—	—	—	—	(38,751)	—	(38,751)
Issuance of Series A Convertible Preferred Stock	—	—	700	—	—	68,836	—	—	—	—	68,836
Issuance of common stock under employee plans	117	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(3)	—	—	—	(12)	—	—	—	—	—	(12)
Stock-based compensation	—	—	—	—	3,208	—	—	—	—	—	3,208
Common stock cash dividends	—	—	—	—	—	—	—	—	(972)	—	(972)
Preferred stock cash dividends	—	—	—	—	—	—	—	—	(101)	—	(101)
Equity interest in investee's unrealized losses on hedging derivatives, net of tax	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2016	31,212	$3	700	$—	$181,398	$68,836	6,865	$(97,388)	$(7,186)	$19	$145,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(38,751)	$674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,358	13,169
Amortization of assets subject to financing obligation	2,012	1,396
Amortization of held-to-maturity investments	387	1,348
Bad debt expense	931	749
Stock-based compensation	3,208	2,974
Deferred income taxes	27,928	184
Equity in earnings of unconsolidated affiliates	(290)	(393)
Training equipment credits earned, net	(716)	(815)
(Gain) loss on disposal of property and equipment	89	(5)
Changes in assets and liabilities:
Restricted cash: Title IV credit balances	322	382
Receivables	11,221	(869)
Prepaid expenses and other current assets	(1,535)	(187)
Other assets	(83)	(807)
Accounts payable and accrued expenses	(3,217)	3,040
Deferred revenue	(17,358)	(16,035)
Income tax payable/receivable	(5,973)	(4,661)
Accrued tool sets and other current liabilities	359	(9)
Deferred rent liability	(1,372)	(323)
Other liabilities	648	23
Net cash used in operating activities	(10,832)	(165)
Cash flows from investing activities:
Purchase of property and equipment	(6,695)	(21,746)
Proceeds from disposal of property and equipment	20	3
Purchase of investments	—	(26,061)
Proceeds received upon maturity of investments	24,569	32,380
Acquisitions	(1,500)	—
Investment in unconsolidated affiliates	(1,000)	—
Capitalized costs for intangible assets	(575)	(438)
Return of capital contribution from unconsolidated affiliate	359	346
Restricted cash: proprietary loan program	2,258	1,561
Net cash provided by (used in) investing activities	17,436	(13,955)
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs paid	69,214	—
Payment of common stock cash dividends	(1,457)	(7,310)
Payment of financing obligation	(542)	(502)
Payment of payroll taxes on stock-based compensation through shares withheld	(12)	(39)
Purchase of treasury stock	—	(6,119)
Net cash provided by (used in) financing activities	67,203	(13,970)
Net increase (decrease) in cash and cash equivalents	73,807	(28,090)
Cash and cash equivalents, beginning of period	29,438	38,985
Cash and cash equivalents, end of period	$103,245	$10,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Nine Months Ended June 30,
	2016	2015
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$1,713	$7,036
Interest paid	$2,583	$1,677
Training equipment obtained in exchange for services	$2,346	$483
Depreciation of training equipment obtained in exchange for services	$1,000	$886
Change in accrued capital expenditures during the period	$2,075	$224
Dividends payable	$101	$—
Preferred stock issuance costs accrued	$378	$—
Construction period construction liability - construction in progress	$—	$7,488
Construction period financing obligation - building	$—	$(4,825)
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
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K filed with the SEC on December 2, 2015.

The unaudited condensed consolidated financial statements include the accounts of Universal Technical Institute, Inc. and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
3.    Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued guidance which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years, including interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact that the standard will have on our results of operations, financial condition and financial statement disclosures.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

In March 2016, the FASB issued guidance intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. We do not anticipate that the update will have a material impact on our results of operations, financial condition or financial statement disclosures.

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

In November 2015, the FASB issued guidance which simplifies the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This guidance is effective for public business entities for annual periods, and for interim periods within those periods, beginning after December 15, 2016 with early adoption permitted. While the guidance will have an impact on our balance sheet classification, we do not anticipate it will have a material impact on our results of operations, financial condition or financial statement disclosures.

In April 2015, the FASB issued guidance related to customers accounting for fees paid in a cloud computing arrangement. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, then the software license element is accounted for consistent with the acquisition of other such licenses. If the arrangement does not include a software license, the arrangement is accounted for as a service contract. Entities have the option of adopting the guidance retrospectively or prospectively. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2015 with early adoption permitted. We do not anticipate that the guidance will have a material impact on our results of operations, financial condition or financial statement disclosures.

In February 2015, the FASB issued guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships with similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Entities have the option of using a full or modified retrospective approach to adopt the guidance. This guidance is effective for public business entities for fiscal years, and for interim periods within

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

those fiscal years, beginning after December 15, 2015 with early adoption permitted. We do not anticipate it will have a material impact on our results of operations, financial condition or financial statement disclosures.

In May 2014, the FASB issued guidance which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In June 2015, the FASB deferred the effective date of the guidance by one year. This guidance is now effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption is now permitted for annual and interim reporting periods beginning after December 15, 2016. In 2016, the FASB issued further guidance that offers narrow scope improvements and clarifies certain implementation issues related to revenue recognition, including principal versus agent considerations, the identification of performance obligations and licensing. These additional updates have the same effective date as the new revenue guidance. We are currently evaluating the adoption methods and the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

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

Amortized cost and fair value for investments classified as held-to-maturity at June 30, 2016 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$2,742	$—	$—	$2,742
Corporate bonds	1,360	—	—	1,360
Certificates of deposit	747	—	—	747
	$4,849	$—	$—	$4,849

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
Investments are exposed to various risks, including interest rate, market and credit risk, and as a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of income (loss).

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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$99,176	$99,176	$—	$—
Corporate bonds	1,360	1,360	—	—
Municipal bonds	2,742	—	2,742	—
Certificates of deposit	747	—	747	—
Total assets at fair value on a recurring basis	$104,025	$100,536	$3,489	$—

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

6.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2016	September 30, 2015
Land	—	$3,189	$3,189
Buildings and building improvements	30-35	78,817	79,555
Leasehold improvements	1-28	39,423	39,326
Training equipment	3-10	93,229	87,795
Office and computer equipment	3-10	37,787	38,776
Curriculum development	5	18,702	18,716
Software developed for internal use	3-5	11,865	11,859
Vehicles	5	1,237	1,233
Construction in progress	—	1,622	3,941
		285,871	284,390
Less accumulated depreciation and amortization		(168,664)	(160,246)
		$117,207	$124,144

The following amounts, which are included in the above table, represent assets financed by financing obligations resulting from the build-to-suit arrangements at our Lisle, Illinois and Long Beach, California campuses:

	June 30, 2016	September 30, 2015
Buildings and building improvements	$45,816	$45,816
Less accumulated depreciation and amortization	(5,492)	(3,480)
Assets financed by financing obligations, net	$40,324	$42,336

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

7.   Investment in Unconsolidated Affiliates

We have an equity interest in a joint venture related to the lease of our Lisle, Illinois campus facility (JV). In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in other assets in our condensed consolidated balance sheets. We recognize our proportionate share of the net income or loss during each accounting period and any return of capital as a change in our investment.

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

Additionally, in February 2016, we made an investment in and entered into a licensing agreement with Pro-MECH Learning Systems, LLC (Pro-MECH), a company that provides comprehensive technician development programs and shop operations services. This investment, which included $0.7 million in cash as well as the conversion of a $0.3 million note receivable extended during the first quarter of 2016, resulted in our ownership of 25% of the outstanding equity interests of Pro-MECH. The $1.0 million initial investment is accounted for under the equity method of accounting and is included in other assets in our condensed consolidated balance sheets. We recognize our proportionate share of the net income or loss during each accounting period and any return of capital as a change in our investment.
Investment in unconsolidated affiliates consisted of the following:

	June 30, 2016		September 30, 2015
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,023	27.972%	$3,986	27.972%

Investment in Pro-MECH	$893	25.000%	$—	—

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Investment in unconsolidated affiliates included the following activity during the period:

	Nine Months Ended June 30,
	2016	2015
Balance at beginning of period	$3,986	$3,903
Investment in unconsolidated affiliate	1,000	—
Equity in earnings of unconsolidated affiliates	290	393
Return of capital contribution from unconsolidated affiliates	(359)	(346)
Equity interest in investee's unrealized gains (losses) on hedging derivatives, net of taxes	(1)	19
Balance at end of period	$4,916	$3,969

8.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2016	September 30, 2015
Accounts payable	$7,323	$14,498
Accrued compensation and benefits	22,734	17,534
Other accrued expenses	7,348	10,588
	$37,405	$42,620

9.   Income Taxes

Each reporting period, we estimate the likelihood that we will be able to recover our deferred tax assets, which represent timing differences in the recognition of revenue and certain tax deductions for accounting and tax purposes. The realization of deferred tax assets is dependent, in part, upon future taxable income. In assessing the need for a valuation allowance, we consider all available evidence, including our historical profitability and projections of future taxable income. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance. Such valuation allowance is maintained on our deferred tax assets until sufficient positive evidence exists to support its reversal in future periods. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Significant judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets.

During the three months ended March 31, 2016, there were several pieces of negative evidence that contributed to our conclusion that a valuation allowance was appropriate against all deferred tax assets that rely upon future taxable income for their realization. This negative evidence included (1) a significant pre-tax loss during the three months ended March 31, 2016, (2) deterioration in leading indicators, such as applications and new student starts, and projected population during the three months ended March 31, 2016, which negatively impacts projected future operating results, (3) financial projections that indicated we will be in a 3-year cumulative loss position during 2016 and (4) the continued challenging business and regulatory environment facing for-profit education institutions.

As a result of our assessment, we recorded a full valuation allowance during the three months ended March 31, 2016. The amount of the deferred tax assets considered realizable, however, could be adjusted in future

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

Under Section 382 of the Internal Revenue Code, for income tax purposes only, we underwent a change in ownership as a result of a preferred stock issuance in June 2016 which is discussed in Note 11.  Under the IRC, a change in ownership occurs when a five percent shareholder, as measured by ownership value, increases their ownership in a loss corporation by more than 50 percentage points during the defined testing period; both common and preferred stock are included in the determination of ownership value. Since the purchaser of the preferred stock acquired ownership exceeding 50 percent of our total ownership value, this transaction qualified as a change in ownership under section 382 of the IRC only. Accordingly, certain deductions and losses will be subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and, in turn, will decrease or eliminate the amount of tax refund that we anticipate to receive by carrying back the losses that we may incur in future periods.  The limitation may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.  The limitation may also cause the deductions and losses to expire unused.
The components of income tax expense are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Current expense (benefit)
United States federal	$(1,012)	$475	$(4,388)	$1,577
State	(43)	242	127	799
Total current expense (benefit)	(1,055)	717	(4,261)	2,376
Deferred (benefit) expense
United States federal	—	(1,874)	24,877	176
State	—	(155)	3,051	8
Total deferred (benefit) expense	—	(2,029)	27,928	184
Total provision for income taxes	$(1,055)	$(1,312)	$23,667	$2,560

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35% to pre-tax income for the period. The reasons for the differences are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Income tax expense (benefit) at statutory rate	$(2,158)	$(1,500)	$(5,294)	$1,132
State income taxes (benefits), net of federal tax benefit	(242)	2	(400)	528
Deferred tax asset write-off related to share based compensation	—	104	51	730
Increase in valuation allowance	1,407	—	29,356	—
Other, net	(62)	82	(46)	170
Total income tax expense (benefit)	$(1,055)	$(1,312)	$23,667	$2,560

Beginning in December 2013, certain stock-based compensation awards granted to employees expired, which required a write-off of the related deferred tax asset through income tax expense as our pro forma windfall pool of available excess tax benefits was no longer sufficient to absorb the shortfall. As a result of the full valuation allowance recorded on our deferred tax assets, any write-offs of deferred tax assets related to stock-based compensation, including those recorded in the current period, will have no impact on income tax expense. During the three months ended June 30, 2016, we wrote off $0.6 million related to stock-based compensation.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	June 30,	September 30,
	2016	2015
Gross deferred tax assets:
Deferred compensation	$1,636	$1,784
Reserves and accruals	5,569	5,395
Accrued tool sets	1,356	1,460
Deferred revenue	20,075	19,606
Deferred rent liability	1,385	1,939
Net operating loss carryovers	992	83
State tax credit carryforwards	323	310
Valuation allowance	(29,173)	(401)
Total gross deferred tax assets	2,163	30,176
Gross deferred tax liabilities:
Amortization of goodwill	(3,140)	(3,140)
Depreciation and amortization of property and equipment	(93)	(421)
Prepaid and other expenses deductible for tax	(2,071)	(1,828)
Total gross deferred tax liabilities	(5,304)	(5,389)
Net deferred tax assets (liabilities)	$(3,141)	$24,787

The following table summarizes the activity for the valuation allowance for the nine months ended June 30, 2016:

Balance at Beginning of Period	Additions to Income Tax Expense	Write-offs	Balance at End of Period
$401	$29,356	$(584)	$29,173

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to September 2012. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013.  In response to a status update request from us, the Attorney General requested and we provided in April 2015 additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $0.3 million for each of the three months ended June 30, 2016 and 2015, respectively, and approximately $1.1 million for each of the nine months ended June 30, 2016 and 2015. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following table summarizes the impact of the proprietary loan program on our tuition revenue and interest income during the period as well as on a cumulative basis at the end of each period in our condensed consolidated statements of income (loss). Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period.

	Three Months Ended June 30,		Nine Months Ended June 30,		Inception to date
	2016	2015	2016	2015
Tuition and interest income excluded	$5,197	$5,940	$17,361	$18,717	$137,454
Amounts collected and recognized	(1,969)	(1,506)	(5,341)	(4,017)	(19,260)
Net amount excluded during the period	$3,228	$4,434	$12,020	$14,700	$118,194
As of June 30, 2016, we had committed to provide loans to our students for approximately $139.9 million since inception.

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our condensed consolidated balance sheets. Amounts written off represent amounts which have been turned over to third party collectors; such amounts are not included within bad debt expense in our condensed consolidated statements of income (loss).

	Nine Months Ended June 30,
	2016	2015
Balance at beginning of period	$74,664	$70,759
Loans extended	13,483	14,326
Interest accrued	2,856	2,233
Amounts collected and recognized	(5,341)	(4,017)
Amounts written off	(11,113)	(8,704)
Balance at end of period	$74,549	$74,597

11.  Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On October 5, 2015, December 18, 2015 and March 31, 2016, we paid cash dividends of $0.02 per share to common stockholders of record as of September 28, 2015, December 4, 2015 and March 21, 2016, respectively, totaling approximately $1.5 million. On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock.
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of June 30, 2016 and September 30, 2015, 700,000 and 0 shares of Series A Convertible Preferred Stock (Series A Preferred Stock), respectively, were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at June 30, 2016.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Series A Convertible Preferred Stock

On June 24, 2016, we entered into a Securities Purchase Agreement (Purchase Agreement) with Coliseum Holdings I, LLC (Purchaser) to sell to the Purchaser 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering are intended to be used to fund strategic long-term growth initiatives, including the expansion to new markets of campuses on a scale similar to our Long Beach, California and Dallas/Ft. Worth, Texas campuses and the creation of new programs in existing markets with under-utilized campus facilities. Additionally, we may use the proceeds to fund strategic acquisitions that complement our core business. The Series A Preferred Stock is perpetual, and therefore does not have a maturity date. In conjunction with this purchase, we incurred $1.2 million in stock issuance costs, which were recorded as a reduction of the additional paid-in capital associated with the Series A Preferred Stock.

The description below provides a summary of certain material terms of the Series A Preferred Stock pursuant to the Purchase Agreement and set forth in the Certificate of Designations (Certificate) of the Series A Preferred Stock:

Rank

The Series A Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding up or dissolution, rank senior to our common stock and each other junior class or series of shares that we may issue in the future. The Series A Preferred Stock will also rank junior to any future indebtedness.

Dividends

We may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). Such dividend shall be paid before any dividends would be declared or paid to common stockholders or other junior stockholders. If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and will begin to accrue on the first day of the applicable dividend period. We accrued Cash Dividends of $0.1 million at June 30, 2016.

The Series A Preferred Stock includes participation rights such that, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay to each holder of the Series A Preferred Stock a dividend on an as converted basis.

If we are required to or elect to obtain stockholder and regulatory approval and if such approval is not obtained within the time periods set forth in the Certificate, the dividend rates with respect to the Cash Dividend and Accrued Dividend will be increased by 5.0% per year, not to exceed a maximum of 14.5% per year, subject to downward adjustment on obtaining the foregoing approvals.

Liquidation Preference

In the event of voluntary or involuntary liquidation, dissolution or winding up of our company, holders of the Series A Preferred Stock are entitled to receive, before any distribution or payment to the holders of any common or junior stock, an amount per share of Series A Preferred Stock equal to the liquidation preference then in effect, which would include any Accrued Dividends. Alternatively, the holder may choose to receive the amount

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

that would be payable per share of common stock issued upon conversion of the Series A Preferred Stock immediately prior to such liquidation event.

Mergers (regardless of whether we remain the surviving entity), sale of substantially all of our assets or any other recapitalization, reclassification or other transaction in which substantially all of our common stock is exchanged or converted into cash or other property are considered Deemed Liquidation Events. The agreement provides that, in the case of a Deemed Liquidation Event, each holder of Series A Preferred Stock shall be entitled to receive the liquidation amount they would receive under a normal liquidation event; however, the liquidation amount must be in the same form of consideration as is payable to the holders of our common stock.

Voting

Holders of shares of Series A Preferred Stock will be entitled to vote with the holders of shares of common stock on an as-converted basis. The holders of the Series A Preferred Stock may vote only to an extent not to exceed 4.99% of the aggregate voting power of all of our voting stock outstanding (Investor Voting Cap), until such time that we seek regulatory approval to remove this cap. Additionally, a majority of the voting power of the Series A Preferred Stock must approve certain significant actions, including, among others, the issuance of certain equity securities; the repurchase, redemption or acquisition of our common stock; the incurrence of debt; the payment of dividends or distributions to any junior stock prior to December 31, 2017; the consummation of certain acquisitions, mergers or other such transactions; and the sale of material assets.

Coliseum Capital Management, LLC, an affiliate of the Purchaser, and its affiliates also beneficially owns 3,601,724 shares, or approximately 14.9%, of our common stock, as reported in a form 13D filed with the SEC on March 21, 2016. There is no voting limitation on this common stock.

Conversion

Conversion Rate and Conversion Price

The conversion rate for the Series A Preferred Stock will be calculated by dividing the current liquidation preference by the conversion price then in effect. The initial conversion price for the Series A Preferred Stock is $3.33 per share. The conversion price is subject to adjustment upon the occurrence of certain common stock events, as defined in the Purchase Agreement, including stock splits, reverse stock splits or the issuance of common stock dividends.

Optional Conversion by Purchaser

Shares of Series A Preferred Stock are convertible in common stock at any time at the option of the holder. The Series A Preferred Stock may be converted only to the extent that the number of shares of common stock issued upon conversion does not exceed 4.99% of the total share of common stock outstanding on the issue date (Conversion Cap). The Conversion Cap was calculated to be 1,225,227 shares on the issue date of June 24, 2016, and may be removed upon common stockholder approval.

Optional Conversion by Our Company

If at any time following the third anniversary of the issuance of the Series A Preferred Stock, the volume weighted average price of our common stock equals or exceeds 2.5 times the conversion price of the Series A Preferred Stock for a period of 20 consecutive trading days (Conversion Trigger), we may, at our option and subject to obtaining any required stockholder and regulatory approvals, require that any or all of the then outstanding shares of Series A Preferred Stock be automatically converted into our common stock at the conversion rate. We

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

may not elect such conversion during the closed trading window periods in which any director or executive officer of our company is prohibited by us to, directly or indirectly, purchase, sell or otherwise acquire or transfer any equity security of our company. If we are unable to obtain the necessary regulatory approvals to remove the Conversion Cap within 120 days of giving our notice of intent to convert, we will have the option to redeem all shares of the Series A Preferred Stock at a premium.

Optional Special Dividend and Conversion on Certain Change of Control

Upon a change of control, at the written election by holders of a majority of the then outstanding shares of Series A Preferred Stock, we shall declare and pay a special cash dividend in the amount equal to either 1.5 or 2.0 times the Cash Dividend rate, depending on the type of change in control, multiplied by the liquidation preference per share then in effect.

Redemption at the Option of Our Company

We have the ability to redeem the Series A Preferred Stock at any time after the third anniversary of the issue date, provided that the Conversion Trigger has not been met on the date of the redemption notice. Holders of the Series A Preferred Stock will be able to convert their shares into common stock if neither the Investor Voting Cap nor Conversion Cap is in effect. If they do not provide notice of conversion within 10 days of receipt of the redemption notice, the redemption will proceed at a price per share equal to the product of the current conversion rate and 2.5 times the conversion price. If either the Investor Voting Cap or Conversion Cap is in effect at the date of the notice of redemption, the holder may request that we obtain the necessary regulatory approval for its removal.

After the tenth anniversary of the issue date, we have the ability to redeem the Series A Preferred Stock in whole or in part at any time. Holders of the Series A Preferred Stock will then be able to convert their shares into common stock if neither the Investor Voting Cap nor Conversion Cap is in effect. If they do not provide notice of conversion within 10 days of receipt of the redemption notice, the redemption will proceed at a price per share equal to the current liquidation preference. If either the Investor Voting Cap or Conversion Cap is in effect at the date of the notice of redemption, the holder may request that we obtain the necessary regulatory approval for its removal.

Anti-dilution

The conversion price of the Series A Preferred Stock is subject to certain customary anti-dilution protections should we effect certain common stock events, such as stock splits, stock dividends or subdivisions, reclassifications or combinations of our common stock. In such events, the conversion price will be adjusted in a proportionate manner to the change in outstanding share of common stock immediately preceding and immediately after the event.

Reservation of Shares Issuable upon Conversion

We are required, at all times, to reserve and keep available out of our authorized and unissued shares of common stock the number of shares that would be issuable upon conversion of all Series A Preferred Stock, assuming that the Conversion Cap does not apply. If this reserve is not sufficient at any point to allow for full conversion, we shall be required to take action to increase our pool of authorized but unissued shares.

Under the Securities Act, we were not required to register the offer or sale of the Series A Preferred Stock to the Purchaser. In conjunction with the Purchase Agreement, the parties entered into a Registration Rights Agreement in order to grant the Purchaser certain demand and piggyback registration rights covering the purchased shares. In the event that the Purchaser requests such registration of the Series A Preferred Stock, the Registration

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Rights agreement provides that we shall bear all expenses associated with the registration, with the exception of underwriting discounts and commissions and brokerage fees.
Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the nine months ended June 30, 2016. As of June 30, 2016, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Purchase Agreement, stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

Stockholder Rights Agreement

On June 29, 2016, our Board of Directors authorized the adoption of a stockholder Rights Agreement to protect against any potential future use of coercive or abusive takeover techniques and to ensure that our stockholders are not deprived of the opportunity to realize the full and fair value of their investment. This agreement, which expires on June 28, 2017, mitigates the risk of any person or group from acquiring beneficial ownership of 15% or more of our outstanding common stock, or, in the case of any person or group that already owns 15% or more of the outstanding common stock, an additional 0.25%.

Under this agreement, our Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of common stock, payable to holders of record as of the close of business on July 11, 2016. Each right, which is exercisable only in the event of potential takeover, initially entitles the holder to purchase one one-thousandth of a share of a newly authorized series of participating preferred stock designated as Series E Junior Participating Preferred Stock, with a par value of $0.0001 per share and a purchase price of $9.00 per share, subject to adjustment. Each share of Series E Junior Participating Preferred Stock shall entitle the holder to 1,000 votes on all matters submitted to a vote of our stockholders.

12.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic income (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. The two-class method was not applicable for the three months and nine months ended June 30, 2015.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Diluted net income per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted net income (loss) amounts are the same for the three months and nine months ended June 30, 2016 and for the three months ended June 30, 2015 as a result of the potentially dilutive securities being antidilutive due to a net loss. The following table summarizes the computation of basic and diluted income (loss) per share under the as-converted method:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) available for distribution	$(5,170)	$(2,975)	$(38,852)	$674

Weighted average number of shares
Basic shares outstanding	24,345	24,138	24,283	24,477
Dilutive effect related to employee stock plans	—	—	—	119
Diluted shares outstanding	24,345	24,138	24,283	24,596

Net income (loss) per share - basic	$(0.21)	$(0.12)	$(1.60)	$0.03
Net income (loss) per share - diluted	$(0.21)	$(0.12)	$(1.60)	$0.03

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Outstanding stock-based grants	778	399	834	646
Convertible preferred stock	1,386	—	460	—
	2,164	399	1,294	646

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
Summary information by reportable segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues
Postsecondary Education	$79,156	$82,098	$250,558	$263,101
Other	3,110	3,008	9,673	8,920
Consolidated	$82,266	$85,106	$260,231	$272,021
Income (loss) from operations
Postsecondary Education	$(4,297)	$(3,296)	$(10,206)	$6,055
Other	(1,153)	(700)	(3,207)	(2,049)
Consolidated	$(5,450)	$(3,996)	(13,413)	4,006
Depreciation and amortization(1)
Postsecondary Education	$4,180	$4,678	$12,902	$14,327
Other	167	97	468	238
Consolidated	$4,347	$4,775	$13,370	$14,565
Net income (loss)
Postsecondary Education	$(4,426)	$(2,626)	$(37,366)	$1,636
Other	(643)	(349)	(1,385)	(962)
Consolidated	$(5,069)	$(2,975)	$(38,751)	$674

			June 30, 2016	September 30, 2015
Goodwill
Postsecondary Education			$8,222	$8,222
Other			783	—
Consolidated			$9,005	$8,222
Total assets
Postsecondary Education			$276,897	$266,922
Other			8,136	7,380
Consolidated			$285,033	$274,302
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and of $1.0 million and $0.9 million for the nine months ended June 30, 2016 and 2015, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

14.  Acquisitions

On February 9, 2016, we entered into an agreement to acquire substantially all of the assets of BrokenMyth Studios, LLC (BMS), a New York-based full production studio that offers a variety of services, including system architecture design, application and website development, interactive media development and digital technical training for diesel, medical and industrial equipment companies.
The cash purchase price for this transaction was $1.5 million and the acquisition includes potential contingent consideration payments in the future. The payment of the contingent consideration, which has a maximum value of $0.9 million, is based upon BMS’s achievement of certain operating income metrics over the three-year period following the date of acquisition. On the acquisition date, we estimated the fair value of the contingent consideration to be $0.2 million using a discounted cash flow valuation method encompassing unobservable inputs, including projected operating results for the performance period and the discount rate applied. As of June 30, 2016, we have recorded no changes to the estimated fair value of the contingent consideration.
We incurred transaction costs of less than $0.1 million for this acquisition, which are included within selling, general and administrative expenses on our condensed consolidated statements of income (loss). We accounted for the acquisition as a business combination and allocated the purchase price to the assets acquired at fair value as summarized below:

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

15.  Government Regulation and Financial Aid

In connection with the issuance of our Series A Preferred Stock in June 2016, we received a request from the U.S. Department of Education (ED) to provide a monthly student roster and a biweekly cash flow projection. We intend to comply with these reporting requirements.

On June 16, 2016, ED published a notice of proposed rulemaking in the Federal Register proposing amendments to regulations regarding, among other things, the ability of borrowers to obtain discharges of their obligations to repay certain Title IV loans and the circumstances that require institutions to provide letters of credit or other financial protection to ED. The proposed regulations would:

•
establish amended procedures and standards for borrowers, either individually or as a group, to assert through an ED-administered process a defense to the borrowers’ obligation to repay certain Title IV loans based on certain acts or omissions of the institution. The regulations would also expand the types of defenses available for loans first disbursed on or after July 1, 2017. If ED approves the borrower’s defense to repayment through the applicable administrative process established in the proposed regulations, ED may discharge the borrower’s obligation to repay some or all of the borrower’s student loans and may initiate a separate proceeding to collect the discharged amounts from the institution.

•
expand the list of actions or events that would require an institution to provide ED with a letter of credit or other form of acceptable financial protection. The specified list of events is extensive and includes, among other triggers, the filing of certain lawsuits by the institution's oversight entities, the filing and non-dismissal of certain False Claims Act or private party lawsuits following a summary judgment motion, the settlement of or incurring of liabilities arising from certain lawsuits or administrative actions against the institution in excess of prescribed amounts, certain state or accrediting agency actions, certain defaults on loan agreements and obligations, failure to comply with the 90/10 Rule, certain amounts of students enrolled in programs that do not pass gainful employment measures, cohort default rates above prescribed thresholds, or an ED requirement that the institution repay losses from borrower defense claims in excess of prescribed amounts or other events described in the proposed regulations or that ED determines is reasonably likely to have a material adverse effect on the financial condition, business or results of operations of the institution.

•
require proprietary institutions with student loan repayment rates (as defined in the regulations) below prescribed thresholds to provide an ED-prepared warning to prospective and enrolled students, as well as placement of the warning on its website and in all promotional materials and advertisements.

•
prohibit certain contractual provisions regarding dispute resolution processes, such as mandatory pre-dispute arbitration agreements or class action waivers, and require certain notifications and disclosures by institutions regarding their use of arbitration.

The proposed regulations are subject to further revision by ED following a notice and comment period. ED has indicated it intends to issue their final regulations on or before November 1, 2016 with an anticipated effective date of July 1, 2017. However, we cannot predict the publication or effective date of the final regulations, nor the form of the final regulations that may be adopted following the comment period. We will continue to monitor this activity.

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

Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree or diploma programs at 12 campuses across the United States. We also offer MSAT programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 51 years.

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

2016 Overview

Operations

Lower student population levels as we began 2016 and fewer new student starts during the period resulted in a decline of 8.3% in our average undergraduate full-time student enrollment to approximately 11,100 students for the three months ended June 30, 2016. We started approximately 1,600 students during the three months ended June 30, 2016, which was a decrease of 15.8% from the prior year comparable period. For the nine months ended June 30, 2016, we started approximately 5,700 students, which represents a decrease of 10.9% as compared to the prior year comparable period.

Several factors continue to challenge our ability to start new students, including the following:

•
Changes to ED's incentive compensation regulations, which became effective July 1, 2011, limited the means by which we may compensate our admissions representatives and required significant changes to our compensation and performance management processes;

•	Competition for prospective students continues to increase from within our sector and from market employers, as well as with traditional post-secondary educational institutions;

•
Access to military bases for student recruitment; our access to bases has become more limited due to changes in the Transition Assistance Program (Transition Goals, Plans, Success) and increased enforcement of the Memorandum of Understanding requirement, as well as recent events within the education and training services industry;

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

In response to these challenges, we continue to focus on our key strategies. We continue to add and renew contracts with our OEM partners as well as other employers to provide career opportunities and tuition reimbursement for our graduates. We opened our Long Beach, California campus in August 2015 and continue to evaluate potential sites for an additional new campus location. Additionally, we plan to begin offering two new programs, welding and CNC (computer numeric control) machining, in 2017. We continue to work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from employers of our graduates. During 2015, we launched an initiative designed to shift perceptions and build advocacy with key policy makers and influencers. Finally, we remain focused on operating our business as efficiently as possible and managing discretionary operating costs.

ED published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives. Specifically, ED reconsidered its previous interpretation and stated that its regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs.  Compensation based on enrolling students, however, continues to be prohibited. Please see further discussion in “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included in our 2015 Annual Report on Form 10-K filed with the SEC on December 2, 2015. We have begun making adjustments to the compensation practices for our admissions representatives which we believe will be compliant with ED's November 2015 guidance. The transition period for the new compensation structure will continue through calendar year 2018. We will continue to evaluate other compensation options under these regulations and guidance.

Our revenues for the three months ended June 30, 2016 were $82.3 million, a decline of $2.8 million, or 3.3%, from the comparable period in the prior year. We incurred an operating loss of $5.5 million compared to $4.0 million for the same period in the prior year. Our operating results were due in part to the decline in revenues, which, while partially offset by tuition rate increases, were negatively impacted by the decline in our average undergraduate full-time student enrollment. Additionally, our results of operations were impacted by the opening of our new campus in Long Beach, California in August 2015. For the three months ended June 30, 2016, this campus had revenues of $3.4 million and operating expenses of $4.8 million, including corporate overhead allocations of $1.4 million. Operating results were also impacted by an increase in compensation expense, which was partially offset by decreases in advertising and tools and training aids expenses. We incurred a net loss of $5.1 million compared to $3.0 million, primarily as a result of the decline in revenues for the period.

Our revenues for the nine months ended June 30, 2016 were $260.2 million, a decline of $11.8 million, or 4.3%, from the comparable period in the prior year. We incurred an operating loss of $13.4 million compared to operating income of $4.0 million for the same period in the prior year. Our operating results were due in part to the decline in revenues, which, while partially offset by tuition rate increases, were negatively impacted by the decline in our average undergraduate full-time student enrollment. Additionally, our results of operations were impacted by the opening of our new campus in Long Beach, California in August 2015. For the nine months ended June 30, 2016, this campus had revenues of $7.9 million and operating expenses of $14.5 million, including corporate overhead allocations of $4.5 million. Operating results were also impacted by an increase in compensation expense, which was partially offset by decreases in advertising, depreciation and amortization and tools and training aids expenses. We incurred a net loss of $38.8 million compared to net income of $0.7 million, primarily as a result of the determination that an additional valuation allowance on our deferred tax assets was necessary, which resulted in related income tax expense of $29.4 million. The overall decline in revenues for the period was also a contributing factor to the net loss incurred during the nine months ended June 30, 2016.

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

During the three months ended March 31, 2016, there were several pieces of negative evidence that contributed to our conclusion that a valuation allowance was appropriate against all deferred tax assets that rely upon future taxable income for their realization. This negative evidence included (1) a significant pre-tax loss during the three months ended March 31, 2016, (2) deterioration in leading indicators, such as applications and new student starts, and projected population during the three months ended March 31, 2016, which negatively impacts projected future operating results, (3) financial projections that indicated we will be in a 3-year cumulative loss position during 2016 and (4) the continued challenging business and regulatory environment facing for-profit education institutions.

As a result of our assessment, we recorded a full valuation allowance during the three months ended March 31, 2016. We will maintain a valuation allowance on our deferred tax assets until sufficient positive evidence exists to support its reversal. See Note 9 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion.

Transactions

On June 24, 2016, we entered into a Purchase Agreement with Coliseum Holdings I, LLC to sell 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering are intended to be used to fund strategic long-term growth initiatives, including the expansion to new markets of campuses on a scale similar to our Long Beach, California and Dallas/Ft. Worth, Texas campuses and the creation of new programs in existing markets with under-utilized campus facilities. Additionally, we may use the proceeds to fund strategic acquisitions that complement our core business. See Note 11 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion.

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

Also in February 2016, we acquired substantially all of the assets of BMS, a New York-based full production studio that offers a variety of services, including system architecture design, application and website development, interactive media development and digital technical training for diesel, medical and industrial equipment companies. The cash purchase price for this transaction was $1.5 million, and the acquisition includes potential contingent consideration payments in the future of up to $0.9 million. See Note 14 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion.

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

Since July 2012, the Texas SAA has approved the use of Veterans benefits to fund tuition under our original Automotive Technology and Diesel Technology II delivery method at our Dallas/Ft. Worth, Texas campus. During 2015, we were in contact with the Texas SAA regarding a transition to an alternative delivery method for veterans at this campus, and the enrollment of veteran students at this campus was discontinued in July 2015.  The Texas SAA had communicated that the program at this campus remained approved until April 15, 2016. We submitted modifications to the Accrediting Commission of Career Schools and Colleges (ACCSC) and received ACCSC approval in February 2016 and state approval in March 2016. During the three months ended June 30, 2016, we received approval to resume enrolling veteran students in the modified programs effective May 25, 2016.

Graduate Employment

Our consolidated graduate employment rate for our 2015 graduates during the nine months ended June 30, 2016 is below the rate at the same time in the prior year. The rate has improved slightly for our Marine program, while the rate has declined for our Automotive and Diesel Technology, Collision Repair and Motorcycle programs. While demand for our graduates remains strong, the rate declined since the prior year due to internal operational challenges that resulted in an employment verification backlog. We have worked to address such challenges throughout 2016 and, as a result, continue to see improvement in the year-over-year variance in the employment rate as of June 30, 2016.

Regulatory Environment

Accreditation

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

Regulation of Federal Student Financial Aid Programs

In connection with the issuance of our Series A Preferred Stock in June 2016, we received a request from ED to provide a monthly student roster and a biweekly cash flow projection. We intend to comply with these reporting requirements.

On June 16, 2016, ED published a notice of proposed rulemaking in the Federal Register proposing amendments to regulations regarding, among other things, the ability of borrowers to obtain discharges of their obligations to repay certain Title IV loans and the circumstances that require institutions to provide letters of credit or other financial protection to ED. The proposed regulations would:

•
establish amended procedures and standards for borrowers, either individually or as a group, to assert through an ED-administered process a defense to the borrowers’ obligation to repay certain Title IV loans based on certain acts or omissions of the institution. The regulations would also expand the types of defenses available for loans first disbursed on or after July 1, 2017. If ED approves the borrower’s defense to repayment through the applicable administrative process established in the proposed regulations, ED may discharge the borrower’s obligation to repay some or all of the borrower’s student loans and may initiate a separate proceeding to collect the discharged amounts from the institution.

•
expand the list of actions or events that would require an institution to provide ED with a letter of credit or other form of acceptable financial protection. The specified list of events is extensive and includes, among other triggers, the filing of certain lawsuits by the institution's oversight entities, the filing and non-dismissal of certain False Claims Act or private party lawsuits following a summary judgment motion, the settlement of or incurring of liabilities arising from certain lawsuits or administrative actions against the institution in excess of prescribed amounts, certain state or accrediting agency actions, certain defaults on loan agreements and obligations, failure to comply with the 90/10 Rule, certain amounts of students enrolled in programs that do not pass gainful employment measures, cohort default rates above prescribed thresholds, or an ED requirement that the institution repay losses from borrower defense claims in excess of prescribed amounts or other events described in the proposed regulations or that ED determines is reasonably likely to have a material adverse effect on the financial condition, business or results of operations of the institution.

•
require proprietary institutions with student loan repayment rates (as defined in the regulations) below prescribed thresholds to provide an ED-prepared warning to prospective and enrolled students, as well as placement of the warning on its website and in all promotional materials and advertisements.

•
prohibit certain contractual provisions regarding dispute resolution processes, such as mandatory pre-dispute arbitration agreements or class action waivers, and require certain notifications and disclosures by institutions regarding their use of arbitration.

The proposed regulations are subject to further revision by ED following a notice and comment period. ED has indicated it intends to issue their final regulations on or before November 1, 2016 with an anticipated effective date of July 1, 2017. However, we cannot predict the publication or effective date of the final regulations, nor the form of the final regulations that may be adopted following the comment period. Compliance with final rules could have a material impact on the manner in which we conduct our business and our results of operations. We will continue to monitor this activity.

2016 Outlook

For the year ending September 30, 2016, we expect new student starts and our average student population to be down in the low double digits as a percentage compared with the year ended September 30, 2015.  While annual tuition increases will slightly offset the decline in average students, we expect revenue to decline approximately 6 - 7% leading to minimal levels of EBITDA.  Accordingly we have modified certain project timelines resulting in lower anticipated capital expenditures which are now expected to be in the range of $8.0 to $9.0 million in 2016.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	57.2%	56.0%	56.3%	52.8%
Selling, general and administrative	49.4%	48.7%	48.9%	45.7%
Total operating expenses	106.6%	104.7%	105.2%	98.5%
Income (loss) from operations	(6.6)%	(4.7)%	(5.2)%	1.5%
Interest expense, net	(1.0)%	(0.5)%	(0.9)%	(0.6)%
Other income	0.2%	0.2%	0.3%	0.3%
Total other (expense) income, net	(0.8)%	(0.3)%	(0.6)%	(0.3)%
Income (loss) before income taxes	(7.4)%	(5.0)%	(5.8)%	1.2%
Income tax expense (benefit)	(1.3)%	(1.5)%	9.1%	1.0%
Net income (loss)	(6.1)%	(3.5)%	(14.9)%	0.2%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 and Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
Revenues. Our revenues for the three months ended June 30, 2016 were $82.3 million, a decrease of $2.8 million, or 3.3%, as compared to revenues of $85.1 million for the three months ended June 30, 2015. Our average undergraduate full-time student enrollment decreased 8.3%, which resulted in a decrease in revenues of approximately $7.3 million. The decrease was partially offset by tuition rate increases of up to 3%, depending on the program. Our revenues for the three months ended June 30, 2016 and 2015 excluded $4.2 million and $5.1 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $2.0 million and $1.5 million of revenues and interest under our proprietary loan program for the three months ended June 30, 2016 and 2015, respectively. Revenues for our Long Beach, California campus were $3.4 million for the three months ended June 30, 2016.
Our revenues for the nine months ended June 30, 2016 were $260.2 million, a decrease of $11.8 million, or 4.3%, as compared to revenues of $272.0 million for the nine months ended June 30, 2015. The 9.0% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $23.9 million. The decrease was partially offset by tuition rate increases of up to 3%, depending on the program. Our revenues for the nine months ended June 30, 2016 and 2015 excluded $14.5 million and $16.5 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $5.4 million and $4.0 million of revenues and interest under our proprietary loan program for the nine months ended June 30, 2016 and 2015, respectively. Revenues for our Long Beach, California campus were $7.9 million for the nine months ended June 30, 2016.
Educational services and facilities expenses. Our educational services and facilities expenses for the three months and nine months ended June 30, 2016 were $47.0 million and $146.5 million, respectively. This represents a decrease of $0.7 million and an increase of $2.8 million, respectively, as compared to $47.7 million and $143.7 million, respectively, for the three months and nine months ended June 30, 2015.

Our educational services and facilities expenses for the three months and nine months ended June 30, 2016 for our Long Beach, California campus were $2.8 million and $8.2 million, respectively, including corporate overhead allocations of $0.2 million and $0.6 million, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Salaries expense	$21,524	$21,363	$66,250	$63,848
Employee benefits and tax	4,405	3,930	13,611	11,860
Bonus expense	463	386	997	1,187
Stock-based compensation	74	74	209	219
Compensation and related costs	26,466	25,753	81,067	77,114
Occupancy costs	8,912	8,796	27,015	26,761
Depreciation and amortization expense	4,115	4,431	12,465	13,597
Other educational services and facilities expense	3,142	3,361	10,560	10,020
Supplies and maintenance	2,075	2,196	6,828	6,699
Tools and training aids expense	1,356	2,092	5,130	6,158
Contract services expense	978	1,061	3,401	3,314
	$47,044	$47,690	$146,466	$143,663
Compensation and related costs increased $4.0 million for the nine months ended June 30, 2016, primarily related to the opening of our Long Beach, California campus in August 2015. Compensation and related costs for our Long Beach, California campus for the three months and nine months ended June 30, 2016 increased $1.0 million and $3.1 million, respectively, as compared to the same periods in the prior year.
Employee benefits and tax increased $0.5 million and $1.7 million for the three months and nine months ended June 30, 2016, respectively, as a result of the increase in the number of employees participating in the benefit plans as well as an increase in self-insurance medical claims.
Depreciation and amortization expense decreased $1.1 million for the nine months ended June 30, 2016 as a higher percentage of our fixed assets are fully depreciated.
Tools and training aids expense decreased $0.7 million and $1.1 million for the three months and nine months ended June 30, 2016. The decrease for the three months ended June 30, 2016 was primarily related to a higher level of purchases in the prior year related to the opening of our Long Beach, California campus. For the nine months ended June 30, 2016, the decrease was attributable to a lower level of purchases across our campus locations in the current year and a higher level of purchases in the prior year related to the rollout of our diesel and industrial programs at our Orlando, Florida campus in January 2015.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and nine months ended June 30, 2016 were $40.7 million and $127.2 million, respectively. This represents a decrease of $0.7 million and an increase of $2.8 million, respectively, as compared to $41.4 million and $124.4 million, respectively, for the three months and nine months ended June 30, 2015.

Our selling, general and administrative expenses for the three months and nine months ended June 30, 2016 for our Long Beach, California campus were $2.0 million and $6.3 million, respectively, including corporate overhead allocations of $1.2 million and $3.9 million, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Salaries expense	$17,658	$16,632	$52,110	$49,937
Employee benefits and tax	4,026	3,282	11,842	10,194
Bonus expense	1,760	956	3,893	4,049
Stock-based compensation	847	702	2,998	2,755
Compensation and related costs	24,291	21,572	70,843	66,935
Advertising expense	8,689	12,104	30,814	33,866
Other selling, general and administrative expenses	6,883	6,663	22,685	20,947
Bad debt expense	179	442	931	749
Depreciation and amortization expense	630	631	1,905	1,855
	$40,672	$41,412	$127,178	$124,352
Compensation and related costs increased $2.7 million and $3.9 million for the three months and nine months ended June 30, 2016, respectively.
•Compensation and related costs for our Long Beach, California campus for the three months and nine months ended June 30, 2016 increased by $0.2 million and $1.6 million, respectively, including increases to corporate salary and benefit allocations of $0.1 million and $1.1 million, respectively.
•Salaries expense was impacted by normal merit increases.
•Employee benefits and tax increased $0.7 million and $1.6 million for the three months and nine months ended June 30, 2016, respectively, a result of the increase in the number of employees participating in benefit plans as well as an increase in self-insurance medical claims.
•Bonus expense increased $0.8 million for the three months ended June 30, 2016. The increase in bonus expense is attributable to operating results for the nine months ended June 30, 2016 and anticipated attainment of non-financial metrics, which is higher than the prior year comparable period.
During the three months ended June 30, 2016, we completed a restructuring of our campus admissions organization by creating central national admissions teams. This restructuring resulted in severance expense of approximately $0.8 million for approximately 30 employees. Severance expense increased approximately $0.4 million as compared to the three months ended June 30, 2015. We expect the restructuring activity to result in savings of approximately $3.7 million on an annual basis.
Advertising expense decreased $3.4 million and $3.1 million for the three months and nine months ended June 30, 2016, respectively. During 2016, we eliminated inquiry sources in our media mix with which we have experienced poor conversion rates.

Income taxes. Our income tax benefit for the three months ended June 30, 2016 was $1.1 million, or 17.2% of pre-tax loss, compared to $1.3 million, or 30.6% of pre-tax loss, for the three months ended June 30, 2015. The income tax benefit during the current period was due primarily to loss carrybacks related to operating results during the three months ended June 30, 2016. Our provision for income taxes for the nine months ended June 30, 2016 was $23.7 million, or 156.9% of pre-tax loss, compared to $2.6 million, or 79.2% of pre-tax income, for the nine months ended June 30, 2015. The increase in income tax expense was due primarily to the increase in the valuation allowance established on our deferred tax assets. See Note 9 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion of the valuation allowance. The effective income tax rate in each period also differed from the federal statutory tax rate of 35% as a result of state income taxes, net of related federal income tax benefits, and due to tax expense related to share-based compensation.

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
During the six months ended March 31, 2016, the write-off of the deferred tax asset related to stock-based compensation resulted in income tax expense of less than $0.1 million. As of March 31, 2016, we recorded a full valuation allowance on our deferred tax assets. As a result, any write-offs of deferred tax assets related to stock-based compensation, including those recorded in the current period, will have no impact on income tax expense, until such time that sufficient positive evidence exists to support the reversal of the deferred tax asset valuation allowance. During the three months ended June 30, 2016, we wrote off $0.6 million related to stock-based compensation.
Under Section 382 of the Internal Revenue Code, for income tax purposes only, we underwent a change in ownership as a result of the preferred stock issuance in June 2016.  Under the IRC, a change in ownership occurs when a five percent shareholder, as measured by ownership value, increases their ownership in a loss corporation by more than 50 percentage points during the defined testing period; both common and preferred stock are included in the determination of ownership value. Since the Purchaser acquired ownership exceeding 50 percent of our total ownership value, this transaction qualified as a change in ownership under section 382 of the IRC only. Accordingly, certain deductions and losses will be subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and, in turn, will decrease or eliminate the amount of tax refund that we anticipate to receive by carrying back the losses that we may incur in future periods.  The limitation may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.  The limitation may also cause the deductions and losses to expire unused.

Non-GAAP Financial Measures

Our earnings (loss) before interest, tax, depreciation and amortization (EBITDA) for the three months and nine months ended June 30, 2016 were $(0.6) million and $1.7 million, respectively, as compared to $1.3 million and $20.1 million for the three months and nine months ended June 30, 2015, respectively.

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

EBITDA reconciles to net income as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$(5,069)	$(2,975)	$(38,751)	$674
Interest expense, net	802	484	2,416	1,464
Income tax expense (benefit)	(1,055)	(1,312)	23,667	2,560
Depreciation and amortization(1)	4,745	5,061	14,370	15,451
EBITDA	$(577)	$1,258	$1,702	$20,149

(1)Includes depreciation of training equipment obtained in exchange for services of $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and of $1.0 million and $0.9 million for the nine months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations as well as the expansion of programs at existing campuses through the next 12 months. In light of the current environment and anticipated operating results, our composite score has been under pressure and we may take steps to prevent our composite score from falling below 1.0. Should our composite score fall below 1.0, we may establish our financial responsibility with ED by posting a letter of credit and accepting provisional certification, complying with additional ED monitoring requirements and agreeing to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement. For further discussion of compliance with ED regulations, refer to “Risk Factors” included in our 2015 Annual Report on Form 10-K, filed with the SEC on December 2, 2015. On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering are intended to be used to fund strategic long-term growth initiatives, including the expansion to new markets of campuses on a scale similar to our Long Beach, California and Dallas/Ft. Worth, Texas campuses and the creation of new programs in existing markets with under-utilized campus facilities. Additionally, we may use the proceeds to fund strategic acquisitions that complement our core business. The additional capital improves our financial position, and we anticipate that we will be able to exceed ED’s composite score standard, which will next be measured as of September 30, 2016. The annual Cash Dividend that we anticipate paying on the Series A Preferred Stock is approximately $5.3 million per year.

We believe that the strategic use of our cash resources includes funding our Long Beach, California campus as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, payment of dividends, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. In October 2015, December 2015 and March 2016, we paid quarterly cash dividends of $0.02 per share on our common stock. On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents and investments on hand or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity. Additionally, to the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $108.1 million as of June 30, 2016.

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

Operating Activities

Our cash used in operating activities was $10.8 million for the nine months ended June 30, 2016 compared to $0.2 million for the nine months ended June 30, 2015. For the nine months ended June 30, 2016, changes in our operating assets and liabilities resulted in cash outflows of $17.0 million and were primarily attributable to changes in deferred revenue, receivables, income tax receivable and accounts payable and accrued expenses. The decrease in deferred revenue resulted in a cash outflow of $17.4 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at June 30, 2016 compared to September 30, 2015. The decrease in receivables resulted in a cash inflow of $11.2 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students. The change in income tax from a payable position to a receivable position resulted in a cash outflow of $6.0 million and was primarily due to loss carrybacks and the timing of tax payments and receipts. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $3.2 million. This decrease was primarily attributable to the timing of invoices.

For the nine months ended June 30, 2015, changes in our operating assets and liabilities resulted in cash outflows of $19.4 million and were primarily attributable to changes in deferred revenue, income tax receivable and accounts payable and accrued expenses. The decrease in deferred revenue resulted in a cash outflow of $16.0 million. The decrease was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at June 30, 2015 compared to September 30, 2014. The change in income tax from a payable position to a receivable position resulted in cash used of $4.7 million and was primarily due to the timing of tax payments. The increase in accounts payable and accrued expenses resulted in a cash inflow of $3.0 million. The increase was primarily attributable to the timing of invoices.

Investing Activities

During the nine months ended June 30, 2016, cash provided by investing activities was $17.4 million. We had cash inflows of $24.6 million from proceeds received upon maturity of investments. We had cash outflows for the purchase of property and equipment of $6.7 million, primarily related to purchases of new and replacement training equipment for our ongoing operations. For the year ending September 30, 2016, we anticipate investing in capital expenditures in the range of $8.0 million to $9.0 million, including approximately $1.9 million for expansion of programs at existing campuses. We had a cash outflow of $1.5 million related to the acquisition of BMS and a cash outflow of $1.0 million related to an investment in Pro-MECH.

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

Financing Activities

During the nine months ended June 30, 2016, cash provided by financing activities was $67.2 million and was primarily due to the net cash proceeds of $69.2 million from the issuance of preferred stock. Refer to Note 11 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q. We had a cash outflow for payment of cash dividends on our common stock on October 5, 2015, December 18, 2015 and March 31, 2016 of $0.02 per share, totaling approximately $1.5 million. On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock.

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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our President and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2016 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to September 2012. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013. In response to a status update request from us, the Attorney General requested and we provided in April 2015 additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of June 30, 2016, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the quarter ended June 30, 2016, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended June 30, 2016. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
April 1-31, 2016	—	$—	—	$—
May 1-31, 2016	—	$—	—	$—
June 1-30, 2016	1,346	$3.21	—	$—
Total	1,346	$3.21	—	$—
Item 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K which are filed or furnished with this report, as applicable, are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2016

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Eugene S. Putnam, Jr
Eugene S. Putnam, Jr.
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description
3.1	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on June 24, 2016.)
3.2
Certificate of Designation, Preferences and Rights of Series E Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on June 30, 2016.)

3.3	Amended and Restated Bylaws of Universal Technical Institute, Inc. dated June 29, 2016. (Incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant on June 30, 2016.)
4.1
Registration Rights Agreement dated June 24, 2016 by and between Universal Technical Institute, Inc. and Coliseum Holdings I, LLC. (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on June 24, 2016.)

4.2
Rights Agreement, dated as of June 29, 2016, by and between Universal Technical Institute, Inc. and Computershare Inc., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on June 30, 2016.)

10.1
Securities Purchase Agreement dated June 24, 2016, between Universal Technical Institute, Inc. and Coliseum Holdings I, LLC. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 24, 2016.)

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
101
Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income (Loss); (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.