Form 10-K
period 2016-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2016-11-30
CIK 1261654

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
For the fiscal year ended September 30, 2016

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
Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At November 21, 2016, 24,624,434 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2016) was approximately $91,700,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
For the year ended September 30, 2016, our average undergraduate full-time student enrollment was approximately 12,000.
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
KTM of North America, Inc.

Participating manufacturers typically assist us in the development of course content and curricula, while providing us with vehicles, equipment, specialty tools and parts at reduced prices or at no charge. In some instances, they offer tuition reimbursement and other hiring incentives to our graduates. Our collaboration with OEMs enables us to provide highly specialized education to our students, resulting in enhanced employment opportunities and the potential for higher wages for our graduates.

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
In addition to the OEMs, our industry relationships also extend to after-market retailers, fleet service providers and enthusiast organizations. Other target groups for relationship-building, such as parts and tools suppliers, provide us with a variety of strategic and financial benefits that include equipment sponsorship, new product support, licensing and branding opportunities and financial sponsorship for our campuses and students.
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
We collaborate with employers to help prospective students and their families understand the potential career opportunities that may be available after completing one of our programs. As competition for the graduates we train grows, employers are increasingly partnering with us to raise awareness of the benefits of a technician career path for prospective students. Employer testimonials are featured in our marketing materials. Additionally, employers host special events for our prospective students at their locations and participate in open houses at our campuses, highlighting the high-tech jobs and career opportunities available to our graduates.
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
We have implemented new processes, technology and tools to support our national network of admissions representatives in responding to new student inquiries and keeping them engaged as they apply for, enroll in and start school. We have begun the process of providing incentive-based compensation for our admissions representatives, which will reward them for students who successfully complete our programs.
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
We actively engage transportation industry partners in defining our core curriculum and improving and expanding MSAT courses. We regularly evaluate program offerings, schedules and locations that are most appealing to students and aligned with employer expectations, and update and expand our core and MSAT courses to align our training programs with current industry requirements.

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
These unique course offerings make our students more valuable to employers by giving them training that is consistent with industry needs and rapidly changing technology and the opportunity to earn certain industry-recognized certifications and credentials that are not readily available elsewhere. As a result, we believe we are well positioned to better meet the industry’s demand for trained technicians.
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
In response to growing demand for trained technicians, our industry partners and employers are increasingly willing to provide our students with scholarship money and to offer our graduates tuition reimbursement plans and competitive compensation and benefit packages, including signing bonuses, relocation grants and toolboxes. These programs make our training more affordable for students and provide tangible examples of the opportunities available to our graduates.
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

Invest in strategies to drive profitable growth

We are pursuing strategies designed to drive profitable growth and have secured the capital necessary to execute these initiatives, while meeting the requirements and expectations of regulators and our accreditor.

Through organic growth and, potentially, strategic acquisition of campus locations, we are expanding our national footprint by adding smaller campuses in locations where there is strong demand from students and employers. Additionally, we plan to better utilize our existing campuses by offering OEM courses and complementary skilled trade programs such as welding and CNC machining.

We are also working to create more diversified revenue streams that build on our expertise in developing training programs for hands-on technical applications. Through strategic acquisition, we are building the capability to develop and deliver digital training and continuing education solutions for a variety of domestic and international companies.
Industry Background
The market for qualified service technicians is large and growing. In the most recent data available, the United States Department of Labor (U.S. DOL) estimated that in 2014 there were approximately 739,900 employed automotive technicians in the United States, and this number was expected to increase by 5.3% from 2014 to 2024. Other 2014 estimates provided by the U.S. DOL indicate that the number of technicians in the other industries we serve, including diesel, collision, motorcycle and marine repair, are expected to increase over this ten-year period by 12.0%, 9.2%, 5.9% and 2.7%, respectively. The need for technicians is due to a variety of factors, including technological advancement in the industries into which our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service, the increasing lifespan of late-model automobiles and light trucks and an aging workforce that has begun to retire. As a result of these factors, the U.S. DOL estimates that an average of approximately 37,200 new job openings will exist annually for new entrants from 2014 to 2024 in the fields that we serve, according to data we reviewed. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers who can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.

Schools and Programs
Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NASCAR Tech). The majority of our undergraduate programs are designed to be completed in 45 to 102 weeks and culminate in an associate of occupational studies degree or diploma, depending on the program and campus. Tuition ranges from approximately $21,700 to $59,600 per program, depending on the nature and length of the program. Our campuses are accredited and our undergraduate programs are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (HEA), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED). Our programs are also eligible for financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs (VA) and under the Workforce Investment Act.

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

* Indicates a campus location that offers our Automotive Technology and Diesel Technology II curricula. We plan to offer this curricula at our Rancho Cucamonga, California campus in 2017.

Universal Technical Institute (UTI)
UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are accredited by NATEF, a division of ASE. In order to apply for NATEF accreditation, a school must meet the NATEF curriculum requirements and also must have graduated its first class. We offer both diploma and associate degree level programs, with degree level credentials currently only offered at our Avondale, Arizona location. We plan to expand degree level offerings to select existing and new campus locations, subject to applicable regulatory approvals. We offer the following programs under the UTI brand:

•
Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. In 2010, we began offering this program as Automotive Technology II in a blended learning format which combines daily instructor-led theory and hands-on lab training complimented by interactive web-based learning. Automotive Technology II is currently offered at our Avondale, Arizona; Long Beach, California; Sacramento, California; Orlando, Florida and Dallas/Ft. Worth, Texas campuses. The program ranges from 51 to 68 weeks in duration and tuition ranges from approximately $32,500 to $43,450. Graduates of this program are qualified to work as entry-level service technicians in automotive dealer service departments or automotive repair facilities.

•
Diesel & Industrial Technology. Established in 1968, the Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. In 2010, we began offering this program as Diesel Technology II in the blended learning format described above. Diesel Technology II is currently offered at our Avondale, Arizona; Long Beach, California; Sacramento, California; Orlando, Florida and Dallas/Ft. Worth, Texas campuses. The program is 45 to 60 weeks in duration and tuition ranges from approximately $30,250 to $38,500. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•
Automotive and Diesel Technology. Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. In 2010, we began offering this program as Automotive and Diesel Technology II in the blended learning format described above; Automotive and Diesel Technology II is currently offered at our Avondale, Arizona; Long Beach, California; Sacramento, California; Orlando, Florida and Dallas/Ft. Worth, Texas campuses. The program ranges from 75 to 102 weeks in duration and tuition ranges from approximately $43,950 to $59,600. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities or truck dealerships.

•
Automotive/Diesel & Industrial Technology. Established in 1970, the Automotive/Diesel & Industrial Technology program is designed to teach students how to diagnose, service and repair automobiles, diesel systems and industrial equipment. The program ranges from 75 to 100 weeks in duration and tuition ranges from approximately $41,350 to $52,900. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•	Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program is designed to teach students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program ranges from 45 to 54 weeks in duration and tuition ranges from approximately$28,650 to $37,300. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•
Motorcycle. Established in 1973, the MMI motorcycle program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program ranges from 48 to 102 weeks in duration and tuition ranges from approximately $21,700 to $45,900. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. MMI is supported by seven major motorcycle manufacturers, and we have agreements relating to specific motorcycle training and elective programs with American Honda Motor Co., Inc.; BMW Motorrad of North America, LLC; Harley-Davidson Motor Co.; Kawasaki Motors Corp., U.S.A.; Suzuki Motor of America, Inc. and Yamaha Motor Corp., USA. We have agreements for dealer training with American Honda Motor Co., Inc. and Harley-Davidson Motor Co. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting with our course development, providing equipment and product donations and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

•
Marine. Established in 1991, the MMI marine program is designed to teach students how to diagnose, service and repair boats. The program is 51 weeks in duration and tuition is approximately $27,450. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers, and we have agreements relating to marine elective programs with American Honda Motor Co., Inc.; Mercury Marine, a division of Brunswick Corp.; Suzuki Motor of America, Inc.; Volvo Penta of the Americas, Inc. and Yamaha Motor Corp., USA. We have agreements for dealer training with American Honda Motor Co. Inc. and Mercury Marine, a division of Brunswick Corp. These marine manufacturers support us through their endorsement of our curricula content, assisting with course development, equipment and product donations and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

Students who complete the MMI marine program can also pursue provisional certification as factory-certified technicians for Mercury Marine outboard products at no additional cost. Students must complete core Mercury University requirements, which are an embedded component of the MMI marine program, and complete online distance-learning courses in order to achieve the provisional certification. The certification becomes active upon employment with a Mercury Marine dealership within two years of graduation. MMI is the only career technical education school in the country with which Mercury Marine is offering this certification program.

NASCAR Technical Institute (NASCAR Tech)
Established in 2002, NASCAR Tech offers the same type of automotive training as other UTI locations, along with additional NASCAR-specific elective courses. In the NASCAR-specific elective courses, students have the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities. The programs range from 48 to 75 weeks in duration and tuition ranges from $33,750 to $47,050. Graduates of the Automotive Technology program and the Automotive Technology with NASCAR (the NASCAR program) at NASCAR Tech are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. Graduates from the NASCAR program have additional opportunities to work in racing-related industries. Of the students who elected to take the NASCAR-specific elective courses and graduated during 2015, approximately 15% found employment opportunities in racing-related industries. The overall employment rate for our NASCAR Tech campus was 89% for 2015. See "Business - Graduate Employment" included elsewhere in this Report on Form 10-K for further information on our employment rates.
Upcoming programs
We plan to begin offering two new programs, welding and CNC (computer numeric control) machining, in 2017. We intend to initially offer our CNC Machining and Manufacturing Technology program in Mooresville, North Carolina, home to both Roush Yates and our NASCAR Tech campus.  The program is designed to prepare students to produce precision parts used in high-performance engines and a wide variety of trucks, motorcycles, cars and boats, and also in industrial applications, aerospace components and medical and surgical equipment. Our Welding Technology program will be initially offered at our Rancho Cucamonga, California campus. The program is designed to prepare students to work as entry-level welders in the construction, structural, pipe, mechanical contracting and fabrication industries.

Manufacturer Specific Advanced Training (MSAT) Programs
We offer advanced training programs in the form of manufacturer-paid post-graduate MSAT programs, and in the form of student-paid MSAT courses which may be added to a student’s core Automotive, Diesel or Motorcycle undergraduate program.

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

Manufacturer-Paid MSATs
Our manufacturer-paid MSATs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive or diesel program may apply to be selected for these programs. The programs range from 11 to 23 weeks in duration. Pursuant to written agreements, we offer the following manufacturer-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

•
BMW of North America, LLC. We provide BMW’s Service Technician Education Program (STEP) and MINI Service Technical Education Program (MINI STEP). STEP programs are provided at our Avondale, Arizona and Orlando, Florida campuses and at the BMW training centers in Ontario, California and Woodcliff Lake, New Jersey. This agreement expires on December 31, 2017 and may be terminated for cause by either party.

•
Mercedes-Benz USA, LLC. We provide the Mercedes-Benz DRIVE Program at the MBUSA training centers in Jacksonville, Florida and Long Beach, California. This agreement expires on March 31, 2017 and may be terminated without cause by either party. We also deliver this program at our Norwood, Massachusetts campus. The agreement for this location expires on December 31, 2017.

•
Navistar International Corp. We provide the International Truck Education Program at our Lisle, Illinois and Sacramento, California campuses. This agreement expires December 31, 2016 and may be renewed annually by mutual agreement.

•
Peterbilt Motors Company. We provide the Peterbilt Technician Institute program at our Dallas/Ft. Worth, Texas; Exton, Pennsylvania and Lisle, Illinois campuses. This agreement expires on December 31, 2016 and may be terminated without cause by either party.

•
Porsche Cars of North America, Inc. We provide the Porsche Technician Apprenticeship Program at the Porsche training centers in Atlanta, Georgia and Easton, Pennsylvania. This agreement expires September 30, 2019 and may be renewed by mutual agreement.

•
Volvo Cars of North America, LLC. We provide Volvo’s Service Automotive Factory Education program training at our Avondale, Arizona campus. This agreement expires on December 31, 2016 and may be renewed annually by mutual agreement.

Student-Paid MSATs

Pursuant to written agreements, we offer the following student-paid MSAT programs for the following OEMs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

•	BMW of North America, LLC. We provide BMW’s FastTrack Program at our Avondale, Arizona and Orlando, Florida campuses.

•	Cummins Rocky Mountain, a subsidiary of Cummins, Inc. We provide the Cummins Technician Qualification Program at our Avondale, Arizona; Exton, Pennsylvania and Houston, Texas campuses.

•	Daimler Trucks N.A. We provide the Daimler Trucks Finish First Program at our Avondale, Arizona and Lisle, Illinois campuses.

•	Ford Motor Co. We provide the Ford Accelerated Credential Training Program at all UTI campuses except our Dallas/Ft. Worth, Texas and Long Beach, California campuses.

•	General Motors Company. We provide the GM Technical Career Training Program at our Avondale, Arizona campus.

•
Mercedes-Benz USA, LLC. We provide the Mercedes-Benz ELITE START Program at our Houston, Texas; Norwood, Massachusetts and Rancho Cucamonga, California campuses. This program has been discontinued by the manufacturer and the teach out will be completed during the second quarter of 2017.

•
Nissan North America, Inc. We provide the Nissan Automotive Technician Training Program at our Houston, Texas; Mooresville, North Carolina; Long Beach, California; Orlando, Florida and Norwood, Massachusetts campuses.

•	Toyota Motor Sales, U.S.A., Inc. We provide the Toyota Professional Automotive Technician Program at our Lisle, Illinois; Exton, Pennsylvania and Sacramento, California campuses.
Dealer/Industry Training
Technicians in all of the industries we serve are in regular need of training or certification on new technologies. Manufacturers outsource a portion of this training to education providers such as UTI. Additionally, certain manufacturers outsource instructor staffing for their own training programs. We currently provide dealer technician training or instructor staffing services to manufacturers such as the following: American Honda Motor Co., Inc.; BMW of North America, LLC; Ford Motor Co.; General Motors Company, through Raytheon Professional Services LLC; Harley-Davidson Motor Co. and Mercury Marine, a division of Brunswick Corporation.

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

Examples of manufacturer training relationships include:

◦
Nissan North America, Inc.  This is an example of a student-paid MSAT program.  We offer the Nissan Automotive Technician Training elective program at our Houston, Texas; Long Beach, California; Mooresville, North Carolina; Orlando, Florida and Norwood, Massachusetts campuses.  The Nissan Program uses training and course materials as well as training vehicles and equipment provided by Nissan North America Inc.

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

◦
Porsche Cars of North America, Inc. This is an example of a manufacturer-paid MSAT program. We have a written agreement with Porsche Cars of North America, Inc. whereby we provide the Porsche Technician Apprenticeship Program at the Porsche training centers in Atlanta, Georgia and Easton, Pennsylvania using vehicles, equipment, specialty tools and curricula provided by Porsche. The written agreement expires September 30, 2019 and may be renewed by mutual agreement.

•
Industry Employer Incentives. OEM and non-OEM large national employers of our graduates compete for newly trained technicians to fill their technician shortage. In response to this, industry employers have worked with us to create more comprehensive recruitment and retention strategies which benefit our students and graduates. The strategies continue to evolve, but common techniques include tuition reimbursement programs (TRIP), where employers pay back some or all of a graduate's student loan, as well as tool incentives, relocation packages, mentorship programs and part-time employment opportunities while attending school. Tuition reimbursement amounts range from $2,700 to full student loan reimbursement. This industry support lowers the cost for students to attend our programs and begin their careers as technicians while also allowing industry employers to increase the pool of skilled technicians to fill their open positions.

Examples of industry employer incentives include:

◦	Penske Automotive Group. Penske Automotive Group offers tuition reimbursement, tool reimbursement and tenure bonuses.

◦	AutoNation. AutoNation's Eastern Region offers tuition reimbursement and relocation assistance, or a sign-on bonus and tool allowance.

◦	Crown Lift Trucks. Crown Lift Trucks offers tuition reimbursement.

◦	Ryder Systems, Inc. Ryder Systems, Inc. offers tuition reimbursement, a quarterly incentive program and a new hire mentorship program.

Student Recruitment Model
Our student recruitment efforts begin with our commitment to positive outcomes, both for our students and our industry relationships. Our responsibility to present job-ready graduates to employers requires that we recruit, enroll and train prospective students who have the drive and potential to successfully pursue a career in their field of training. We use a multi-touch media approach that involves national and local outreach to generate the quality and quantity of prospective students necessary for our three primary admissions channels to enroll and start students.
Marketing and Advertising. Our marketing strategies are designed to identify potential students who would benefit from our programs and pursue successful careers upon graduation. We leverage an integrated inquiry generation platform that focuses on generating awareness and engagement, both nationally and locally, where our website acts as the primary hub of our campaigns, to inform and educate potential students on the nature and cost of our educational programs and the employment opportunities that could be available to them. Currently, we advertise on television, internet search, social media, display, online video and other internet-based content, radio and in magazines. We use events, sponsorships, social media, direct mail, email, texting and telephonic response to reach prospective students.

Recruitment. Our recruiting policy is intended to maximize the efficiency of our admissions representatives by focusing on the students most likely to succeed in our programs and as a technician. Our admissions representatives are provided with training and tools to assist any prospective student.

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

Our reputation in local, regional and national business communities, endorsements from high school instructors and guidance counselors and the recommendations of satisfied graduates and employers are some of our most effective recruiting tools. Accordingly, we strive to build relationships with the people who influence the career decisions of prospective students, such as vocational instructors and high school guidance counselors. We conduct seminars for high school career counselors and instructors at our training facilities and campuses as a means of further educating these individuals on the merits of our technical training programs. We also participate in national skills competitions as judges and offer STEM (Science, Technology, Engineering and Math) curriculum integration assistance to secondary education instructors. Our representatives focus on expanding high school relationships and increasing access to high schools beyond the traditional vocational programs and into academic classes. Our programs align with STEM principles, and we actively work to increase this awareness in high school educators and prospective students.

•
Military Personnel. Our military representatives are strategically located throughout the country and focus on building relationships with military installations. Additionally, we have a centralized team of military representatives who are dedicated to serving and assisting veterans throughout the U.S. We develop relationships with military personnel and provide information about our training programs by delivering career presentations to transitioning service members who are approaching their date of separation or have recently separated from the military as a means of further educating these individuals on the merits of our technical training programs. We continue to expand the courses offered under our unique instructional program teaching introductory motorcycle mechanics classes at Fort Bliss in El Paso, Texas. These classes are designed to introduce motorcycle theory to active military personnel and expose them to the opportunity to transfer to an MMI campus to complete their program after they are discharged from the military. This continues to be part of our ongoing initiative to serve the needs of transitioning veterans and military personnel.

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
Applicants must provide proof of one of the following: high school graduation or its equivalent; certification of high school equivalency (G.E.D. or approved State Equivalency Exam); successful completion of a degree program at the postsecondary level or successful completion of officially recognized home schooling. Certain states require official transcripts or G.E.D. test scores instead of the certificates.
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
Enrollment
We enroll students throughout the year and courses start every three to six weeks. For the year ended September 30, 2016, our average undergraduate full-time student enrollment was approximately 12,000, representing a decrease of approximately 9.1% as compared to 13,200 for the year ended September 30, 2015. Currently, our student body is geographically diverse, with approximately 50% of our students having relocated to attend our programs. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results. See "Seasonality" within Part II, Item 7 of this Report on Form 10-K for further discussion of seasonal fluctuations in revenues and operating results.

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

Our employment rate for both 2015 and 2014 graduates who were employed within one year of graduation was 88%. The employment calculation is based on all graduates, including those that completed MSAT programs, from October 1, 2014 to September 30, 2015 and October 1, 2013 to September 30, 2014, respectively, excluding graduates not available for employment because of continuing education, military service, medical reasons, incarceration, death or international student status. We count a graduate as employed based on a verified understanding of the graduate’s job duties to assess and confirm that the graduate’s primary job responsibilities are in his or her field of study. We verify employment by sending written verification requests to both the graduate and the employer. The verifications must include employer name, job duties, job title, hire date and employer contact. Once we receive written verification from either source, the graduate is counted as employed. If we are unable to obtain written verification, we also count graduates as employed if we are able to obtain verbal verification from both the graduate and the employer. We periodically review a sample of employment verifications to ensure accuracy.

For 2015, we had approximately 9,700 total graduates, of which approximately 9,100 were available for employment. Of those graduates available for employment, approximately 8,000 were employed within one year of their graduation date, for a total of 88%. For 2014, we had approximately 9,900 total graduates, of which approximately 9,200 were available for employment. Of those graduates available for employment, approximately 8,100 were employed within one year of their graduation date, for a total of 88%.
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
Each school’s support team typically includes a campus president, an education director, a financial aid director, a student services director, an employment services director, a controller and a facilities director. As of

September 30, 2016, we had approximately 1,880 full-time employees, including approximately 590 student support employees and approximately 670 full-time instructors.
Our employees are not represented by labor unions and are not subject to collective bargaining agreements. We have encountered in the past, and may encounter in the future, employees who desire to seek union representation at new or existing campuses. We have never experienced a work stoppage and we believe that we have good relationships with our employees.
Competition
The for-profit, post-secondary education industry is highly competitive and highly fragmented, with no one provider controlling significant market share. We compete with other institutions that are eligible to receive Title IV funding, including not-for-profit public and private schools, community colleges and all for-profit institutions which offer automotive, diesel, collision repair, motorcycle and marine technician training as well as other skilled trades training programs. Our competition differs in each market depending on the curriculum that we offer and the availability of other choices, including job prospects. Our main competitors for the programs we provide are local community colleges, mainly due to local accessibility and low tuition rates. There is no single community college that is a significant competitor; rather, the sector as a whole provides competition. Within the for-profit career-oriented and technical school sector, some of our national and regional competitors include programs offered by Lincoln Technical Institute, WyoTech, and University of Northern Ohio. We consider other single location institutions, with a larger local presence near one of our campuses, as competitors as well. We also compete with our industry partners and other manufacturers and employers of our graduates; when employers do not have a sufficient supply of trained technicians, they may hire untrained technicians and train them via internships or other internal training. Competition is generally based on location, the type of programs offered, the quality of instruction and instructional facilities, graduate employment rates, reputation, recruiting and tuition rates. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools.

According to provisional data available through the National Center for Education Statistics (NCES), for the twelve months ended June 30, 2015, we had 9,771 graduates; Lincoln Technical Institute had 3,569 graduates; University of Northern Ohio had 1,159 graduates and WyoTech had 2,406 graduates in programs similar to ours. This data also shows that no individual community college had a number of graduates commensurate with ours in similar programs. Further, we partner with over 30 OEMs to provide manufacturer specific advanced training. We believe that we have the largest number of OEM branded training programs. These OEMs provide vehicles, equipment, specialty tools and curricula that lead to increased training and employment opportunities for our students, including the potential for brand specific certifications. For additional information regarding the benefits of the relationships with OEMs, see “Business - Business Model” and “Business - Business Strategy” included elsewhere in this report on Form 10-K. We believe that our industry relationships, brand recognition and national presence provide significant benefits to our students, our graduates and their employers while differentiating us from other technical training schools.

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
In Part III of this Report on Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2017 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or about January 15, 2017, our proxy statement for the 2017 Annual Meeting of Stockholders will be filed with the SEC and available on our website at www.uti.edu under the “Investors - Financial Information - SEC Filings” captions.
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

See Note 18 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for summary segment financial information.

Regulatory Environment

Our institutions participate in a variety of government-sponsored financial aid programs that assist students in paying their cost of education. The largest source of such support is the federal programs of student financial assistance under Title IV of the HEA. This support, commonly referred to as Title IV Programs, is administered by ED. In 2016, we derived approximately 72% of our revenues, on a cash basis as defined by ED, from Title IV Programs, as calculated under the 90/10 rule.
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
The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees or diplomas. Some states prescribe standards of financial responsibility that are not consistent with those required by ED and some mandate that institutions post surety bonds. Currently, we have posted surety bonds on behalf of our institutions and admissions representatives with multiple states of approximately $19.6 million. We are in the process of renegotiating the bonds required to operate and anticipate collateralizing approximately $11.5 million in bonds. We believe that each of our institutions is in substantial compliance with state education agency requirements.
States often change their requirements in response to ED regulations or to implement requirements that may impact institutional and student success, and our institutions must respond quickly to remain in compliance. Also, from time to time, states may transition authority between state agencies and we must comply with the new state agency’s rules, procedures and other documentation requirements. Changes in state requirements in Massachusetts and other states have resulted in changes to our recruiting and other operations in those states and have increased our costs of doing business. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.
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
Accreditation by an ED-recognized commission is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by ED, an accrediting agency must adopt specific standards for its review of educational institutions and must undergo a periodic process for renewal of its ED recognition.  The renewal process begins with a review and analysis by ED staff of written application materials submitted by the accrediting agency. The application materials and ED’s staff analysis are then submitted to the National Advisory Committee on Institutional Quality and Integrity (NACIQI) for consideration.
All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (ACCSC), a national accrediting agency recognized by ED.  In August 2016, NACIQI recommended that ED renew its recognition of ACCSC for a period of five years; in October 2016, ED accepted this recommendation and renewed ACCSC's recognition for a period of five years.

We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards. If any one of our institutions lost its accreditation, students attending that institution would no longer be eligible to receive Title IV Program funding and we could be forced to close that institution. Our campuses' five-year grants of accreditation expire as follows:

Campus

Exton, Pennsylvania*	October 2016
Dallas/Ft. Worth, Texas	March 2017
Long Beach, California**	September 2017
Norwood, Massachusetts	July 2017
Sacramento, California	December 2017
Mooresville, North Carolina; NASCAR Technical Institute (NASCAR Tech)	December 2018
Avondale, Arizona	February 2019
Orlando, Florida	February 2019
Houston, Texas	February 2019
Lisle, Illinois	February 2019
Rancho Cucamonga, California	February 2019
Phoenix, Arizona; Motorcycle Mechanics Institute (MMI)	May 2019

* Our Exton, Pennsylvania campus’ accreditation expired in October 2016. We completed the renewal site visit for accreditation in June 2016 and we are awaiting renewal of accreditation.

** Our Long Beach, California campus’ initial grant of accreditation based on approval from California's Bureau for Private Postsecondary Education was received on March 2, 2015. The campus will be eligible for a five-year grant of accreditation in September 2017.

Our 2016 annual report has been completed and submitted to ACCSC. Twelve of our approximately 244 approved programs did not meet the graduation rate requirements; all of our programs met the employment rate requirements. ACCSC may require additional reporting regarding these programs or institutions, and the program or institution could be at risk of a show cause or other adverse action that could lead to sanctions, including but not limited to loss of accreditation of the program or institution. An institution placed on reporting status is required to report periodically to ACCSC on that institution’s performance in the area or areas specified by ACCSC. In July 2016, we launched an initiative to improve graduation outcomes across all of our campuses, which included the implementation of an early detection tool that helps us identify students who may be at risk of not completing their program.

Nature of Federal and State Support for Postsecondary Education
The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and make academic progress, as defined by ED, towards the completion of their program of study as well as meet other eligibility requirements. In addition, each institution must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students, as well as provide a variety of disclosures and reports on recipient data and program expenditures.

During 2016, based on their individual eligibility under the following Title IV Programs, our students received grants and loans from the William D. Ford Federal Direct Loan (DL) program, the Federal Pell Grant (Pell) program, the Federal Supplemental Educational Opportunity Grant (FSEOG) program and the Federal Perkins Loan (Perkins) program.
Federal Title IV Programs
DL. Under the DL program, ED makes loans to students or their parents. Borrowers repay these loans to ED according to the terms and conditions of the program. Students with financial need continue to qualify for interest subsidies on subsidized loans while in school up through 150% of the published length of the student's program. Students with subsidized loans also qualify for interest subsidies while in the 6-month grace period and during periods of deferment. Students with unsubsidized loans do not qualify for interest subsidies. Non-need-based unsubsidized loans are also available to students or their parents. In 2016, we derived approximately 55% of our revenues, on a cash basis, from the DL program.
Pell. Under the Pell program, ED makes grants to students who demonstrate financial need based on the federal Free Application for Federal Student Aid (FAFSA). In 2016, we derived approximately 17% of our revenues, on a cash basis, from the Pell program.
FSEOG. FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under this program. In 2016, we derived less than 1% of our revenues, on a cash basis, from the FSEOG program.
Perkins. Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the institution’s revolving account to make loans to additional students. Since the federal award year beginning July 1, 2004, ED has made no new Perkins allocations to institutions due to federal appropriations limitations. In 2016, we derived less than 1% of our revenues, on a cash basis, from the Perkins program.
The Federal Perkins Loan Program had previously been subject to a September 30, 2015 end date. On December 18, 2015, President Obama signed the Federal Perkins Loan Program Extension Act of 2015 into law, which allowed an extension of the program to make loans to undergraduate borrowers until September 30, 2017, after which point new Perkins loans will be prohibited. ED has provided guidance on the wind-down of the program.
Other Federal and State Programs
Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the VA, the Department of Defense (DOD) and under the Workforce Investment Act. Additionally, some states provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid vary by funding agency and program.
The 2012 California Budget Act, enacted on June 27, 2012, imposed new eligibility requirements for institutions participating in the Cal Grant program funded by the state of California. In particular, institutions are required to achieve a three-year cohort default rate of less than 15.5% to remain eligible for the Cal Grant program as well as a graduation rate above 30%. As a result of their respective cohort default rates, our Universal Technical Institute of Phoenix institution, which includes our Sacramento, California campus, and our Universal Technical Institute of Arizona institution, which includes our Rancho Cucamonga, California and recently opened Long Beach, California campuses, became ineligible for the Cal Grant program with the 2013-2014 and 2014-2015 award years, respectively. In September 2016, ED released updated cohort default rates for each of our institutions.

The rate for our Universal Technical Institute of Arizona institution fell below the Cal Grant ceiling of 15.5%, which will allow us to apply for re-instatement to the Cal Grant program for the 2017-2018 award year.

Veterans' Benefits. Since October 1, 2011, the Post-9/11 GI Bill has been effective for both degree and non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits at all of our institutions. Additionally, veterans use benefits such as the Montgomery GI Bill, the REAP and VA Vocational Rehabilitation at our campuses. We derived approximately 19% of our revenues, on a cash basis, from veterans' benefits programs in 2016. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. These criteria require, among other things, that the institution:

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

The VA shares responsibility for VA benefit approval and oversight with designated State Approving Agencies (SAAs).  SAAs play a critical role in evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements.  Processes and approval criteria as well as interpretation of applicable requirements can vary from state to state. Therefore, approval in one state does not necessarily result in approval in all states.  If we are unable to secure approvals in one or more states, or if the process for obtaining an approval takes significant time, we could be required to alter the delivery methodology or structure of the program or experience delays in or the loss of a portion of VA funding. Students receiving VA funding may not have the same flexibility in scheduling their coursework.

 Since July 2012, the Texas SAA has approved the use of Veterans benefits to fund tuition under our original Automotive and Diesel Technology II delivery method at our Dallas/Ft. Worth, Texas campus. During 2015 and 2016, we have had ongoing dialogue with the Texas SAA regarding a transition to an alternative delivery method for veterans at this campus, and the enrollment of veteran students at this campus was discontinued in July 2015. The Texas SAA had communicated that the program at this campus remained approved until April 15, 2016. We submitted modifications to the ACCSC and received ACCSC approval in February 2016 and state approval in March 2016. We have since gained approval to resume enrolling veteran students in the modified programs and began re-enrolling in July 2016. During 2015, we received approval from the California SAA to use veterans’ benefits to fund courses under this curricula in California under an alternative method we had previously proposed. Additionally, we received approval from the Florida SAA to use veterans’ benefits to fund all course combinations under this curricula in Florida under the alternative methodology.

During 2012, President Obama signed an Executive Order directing the DOD, Veterans Affairs and Education to establish “Principles of Excellence” (Principles), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding for service members, veterans and family members. As requested, we provided written confirmation of our intent to comply with the Principles to the VA in June 2012. We are required to comply with the Principles to continue recruitment activities on military installations. Additionally, there is a requirement to possess a memorandum of understanding (MOU) with the U.S. DOD as well as with certain individual installations. Our access to bases for student recruitment has become more limited due to recent changes in the Transition Assistance Program (Transition Goals, Plans, Success) and increased enforcement of the MOU requirement. Each of our institutions has an MOU with the U.S. DOD. We have MOUs with certain key individual installations and are pursuing MOUs at additional locations; however, some installations will not provide MOUs to institutions that do not teach at the installation. We continue to strengthen and develop relationships with our existing contacts and with new contacts in order to maintain and rebuild our access to military installations.

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
Title IV Cash Management. On October 30, 2015, ED published a set of new final regulations which became effective on July 1, 2016. The regulations include, among other things, revised cash management requirements related to holding Title IV credit balances. The regulations specify that institutions subject to heightened cash monitoring or reimbursement payment methods will not be permitted to hold any Title IV credit balances regardless of student or parent authorization. Instead, these institutions will be required to first credit a student’s ledger account for the amount of Title IV funds the student or parent is eligible to receive, and pay such credits to the student or parent within 14 calendar days, prior to initiating a request from ED for funds that include those students and parents. As of October 10, 2016, we began disbursing funds under the heightened cash monitoring method; see "Financial Responsibility Standards" below. We believe we are in compliance with the new cash management requirements.
Incentive Compensation. In 2010, ED issued revised regulations pertaining to incentive compensation, which became effective July 1, 2011. The new regulations eliminated the 12 safe harbors in the former regulations, and provide that an institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based in any part, directly or indirectly, on success in securing enrollments or the award of financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. When it issued the regulations, ED also stated that it does not intend to provide private guidance to individual institutions on their specific compensation practices, but that it may issue additional broadly applicable guidance to all institutions from time to time.

The revised incentive compensation regulations and the ED guidance that accompanied the revised regulations when they were issued in 2010 prohibited institutions from:

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

The compensation restrictions apply to any employee who undertakes recruiting or admitting of students, or who makes decisions about and awards Title IV Program funds, as well as any higher level employee with responsibility for recruitment or admission of students, or making decisions about awarding Title IV Program funds. Furthermore, the regulations state that the same restrictions on an institution’s payments to its own individual employees will also be applied with limited exceptions to an institution’s payments to an outside company engaged in certain admissions, recruiting or financial aid activities.
ED published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives. Specifically, ED reconsidered its previous interpretation and stated that its regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs. Compensation based on enrolling students continues to be prohibited. ED also stated that in assessing the legality of a compensation structure, ED will evaluate whether compensation labeled as graduation-based or completion-based compensation is in substance enrollment-based compensation. We have begun making adjustments to the compensation practices for our admissions representatives which we believe comply with ED's November 2015 guidance. The transition period for the new compensation structure will continue through calendar year 2018. We will continue to evaluate other compensation options under these regulations and guidance.

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
Gainful Employment. The HEA generally requires for-profit institutions to provide programs of training that prepare students for gainful employment in a recognized occupation in order for the students enrolled in those programs to qualify for Title IV Program assistance. On June 13, 2011, ED published regulations imposing additional Title IV Program eligibility requirements on certain educational programs required to lead to gainful employment. These regulations established metrics for determining whether a program would qualify as an eligible program, but the metrics and related reporting requirements were vacated by the U.S. District Court for the District of Columbia (District Court) on June 30, 2012, prior to their effective date. Under portions of the regulations not vacated, most proprietary postsecondary institutions, including our institutions, are still required to provide extensive disclosures for prospective students and the public. The disclosures include each covered program’s costs, length and on-time completion rate, as well as the recognized occupations for which each program is intended to prepare graduates and the graduate employment rate and median loan debt of individuals who complete each program. We have established a webpage located at www.uti.edu/disclosure for this purpose.
In 2014, ED promulgated a second gainful employment rule, which established new debt metrics and related reporting requirements to replace those vacated by the District Court. ED published the final successor gainful employment rule on October 31, 2014. Most parts of the new rule were effective on July 1, 2015, except that the new disclosure requirements do not take effect until January 1, 2017, until which time institutions must continue to comply with the disclosure requirements discussed previously. The final rule requires institutions to satisfy one of two debt-to-earnings (DE) ratios in order to maintain Title IV Program eligibility. The rule also requires institutions to make certain certifications with respect to each of their gainful employment programs, to annually report certain information to ED, and to make disclosures to prospective students and the public. The following is a summary of the key elements of the final rule.

Applicability
The final rule applies to all of our Title IV eligible programs intended by the HEA to lead to gainful employment in a recognized occupation. ED will use two DE calculations to compare the debt incurred by each program’s Title IV recipients to their annual earnings following graduation. Specifically, our programs will qualify under the gainful employment rules if we can establish that the program meets at least one of the following two annual DE metrics:

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
A program would become ineligible for Title IV if it fails both DE tests in two out of any three consecutive years for which rates are calculated. In addition, any program that measures in the zone or has a combination of zone/failing scores for four consecutive years would become ineligible for Title IV. The earliest a program could lose eligibility would be in calendar year 2017, which is the earliest ED could publish a second set of final DE rates. If a program loses eligibility or is voluntarily discontinued after receiving draft zone or failing DE rates, the institution may not reestablish eligibility for that program or a substantially similar program, as defined in the regulations, for a period of three years.
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
The final rule, which took effect on July 1, 2015, is less favorable to us than the regulations originally published in June 2011. In October 2016, ED issued to our schools draft versions of the first set of DE rates to be issued under the new rule. Under these draft DE rates for the 2015 debt measure year, none of our programs had failing rates. Nine of our 12 educational programs achieved passing rates, and the other three programs were in the zone. The three programs in the zone are the Collision Repair, Automotive, and Motorcycle programs at our Universal Technical Institute of Phoenix institution, which includes our MMI Phoenix, Arizona and Orlando, Florida campuses and our Sacramento, California campus. All of the programs at our Universal Technical Institute of Arizona and Universal Technical Institute of Texas institutions had passing draft DE rates. The draft DE rates are subject to data challenges and to further adjustments before ED issues final versions of these rates and, therefore, may be subject to change. The final DE rates are expected to be issued in early 2017. The next set of rates for the 2016 debt measure year is expected to be issued later in 2017, although we cannot predict with certainty when the draft and final versions of the rates will be issued. With respect to future DE rates, we are not able to develop reliable projections of our programs' performance under the final rule because we do not have access to the SSA earnings data that is used in the calculations.
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
Disclosure
The rule identifies up to 16 different items, as determined by ED, that institutions must disclose to prospective students and the public about each of their programs, while providing ED the right to expand the list as it deems necessary. Items that may be required include program cost, length, graduation rates, placement rates, accreditation, mean and median student indebtedness and program cohort default rate. Institutions may be required to aggregate or disaggregate disclosure data into multiple student cohorts such as graduates and non-graduates or students enrolled in the program as offered in different formats or lengths. These disclosure requirements take effect on January 1, 2017, until which time institutions must continue to comply with the existing disclosure requirements previously described.
Reporting
The rule requires institutions to annually report to ED information required to calculate the DE rates and certain potential disclosure items, including information about the institution's gainful employment programs, the enrollment status of students in those programs and the debt incurred by those students.
Warnings
The rule requires institutions to provide disclosures to all prospective students prior to their signing an enrollment agreement, obtain verification of receipt from the student and maintain historical records of such verification. The rule further requires institutions to provide separate warnings with respect to any program that ED identifies as in jeopardy of losing Title IV eligibility when the next set of DE rates becomes final. If required, these warnings must be provided to all active and prospective students and the institution must maintain records that document its efforts to distribute the warning. Warnings must include a number of elements including a statement that the program has not met ED’s gainful employment standards and Title IV eligibility may be terminated, options available to the student should Title IV eligibility be lost and guidance on the institution’s plans to continue the program, offer refunds, or transfer credit should Title IV eligibility be lost. Based on our recently issued draft DE rates for the 2015 debt measurement year, which may be subject to change before ED issues the final rates, none of our programs are currently required to provide these separate warnings.
Defense to Repayment Regulations. On November 1, 2016, ED published final regulations in the Federal Register regarding, among other things, the ability of borrowers to obtain discharges of their obligations to repay certain Title IV loans and the circumstances that require institutions to provide letters of credit or other financial protection to ED. The following is a summary of the key elements of the final rule.

Borrower Defense and Other Discharges

The new regulations establish amended procedures and standards for borrowers, either individually or as a group, to assert through an ED-administered process a defense to the borrowers’ obligation to repay certain Title IV loans first disbursed prior to July 1, 2017 based on certain acts or omissions of the institution that relate to the making of the loan for enrollment at the school or the provision of educational services for which the loan was provided that would give rise to a cause of action against the school.

The regulations also expand the types of defenses available for borrowers, either individually or as a group, to assert through a new ED-administered process for loans first disbursed on or after July 1, 2017 based on certain acts or omissions that relate to the making of a Direct Loan for enrollment at the school or the provision of educational services for which the loan was provided and which fall into one of the following categories:

•
The borrower, whether as an individual or as a member of a class, or a governmental agency, has obtained against the school a nondefault, favorable contested judgment based on state or federal law in a court of administrative tribunal.

•	The institution failed to perform its obligations under the terms of a contract with the student.

•
The school or any of its representatives or any institution, organization, or person with whom the school has an agreement to provide educational programs, or to provide marketing, advertising, recruiting or admissions services, made a substantial misrepresentation (as defined by ED regulations) that the borrower reasonably relied on to the borrower’s detriment when the borrower decided to attend, or to continue attending, the school or decided to take out a Direct Loan. The new rules also expand the existing regulatory definition of a misrepresentation.

The regulations establish separate procedures for claims initiated for individual borrowers and claims initiated for groups of borrowers as well as separate procedures in the event that the institution is open or closed. The rules establish varying, borrower-favorable statutes of limitations for the initiation of claims and, in some cases, impose an unlimited statute of limitations. The procedures provide for evaluation of the claims either by an ED official or hearing official and provide for school participation in the process. The procedures in some cases enable ED to consolidate borrower claims with common facts and to present the borrowers’ claims during the process.

If the ED official or hearing official approves the borrower’s defense to repayment through the applicable administrative process established in the proposed regulations, ED may discharge the borrower’s obligation to repay some or all of the borrower’s student loans, may return to the borrower amounts already paid by the borrower toward the discharged portion of the loan, and may initiate a separate proceeding to collect the discharged and returned amounts from the institution.

Financial Protection Requirements

The new regulations revise the financial responsibility regulations to expand the list of actions or events that would require an institution to provide ED with a letter of credit or other form of acceptable financial protection and potentially be subject to other conditions and requirements. The specified list of events is extensive and includes events that ED contends might result in actual or potential debts, liabilities or losses and other events that ED contends might result in the institution being unable to meet all of its financial obligations and otherwise provide the administrative resources necessary to comply with the Title IV programs. The new regulations require institutions to notify ED and current and prospective students within specified timeframes of the occurrence of one or more of these events.

With respect to events that might result in actual or potential debts, liabilities or losses, the new regulations identify the following events that could result in ED deeming the institution to fail ED’s financial responsibility standards and requiring a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements:

•	the institution is required to pay any debt or incur any liability arising from a final judgment in a judicial proceeding or from an administrative proceeding or determination, or from a settlement;

•
the institution is being sued in an action that has been pending for 120 days and that was brought by a federal or state authority for financial relief on claims related to making a Direct Loan for enrollment at the institution or the provision of educational services;

•	the institution is being sued in other litigation and the institution’s motion for summary judgment has been denied or was not filed with the court;

•	the institution is closing any or all of its locations and is required by its accrediting agency to submit a teach-out plan;

•	the institution has one or more gainful employment programs with gainful employment rates that could result in the programs becoming ineligible based on their rates for the next award year; or

•
if the institution’s composite score is less than 1.5, any withdrawal of owner’s equity from the institution occurs by any means, including by declaring a dividend, unless the transfer is to an entity included in the affiliated entity group on whose basis the institution’s composite score was calculated.

If one or more of these events occur, ED recalculates the institution’s composite score by estimating the amount of actual and potential losses resulting from the events and determining whether the recalculated composite score is less than 1.0 and the institution fails the financial responsibility standards as a result. The regulations establish severe rules for calculating and presuming the recognition of the potential losses that might arise from the above-referenced events. For example, with certain exceptions, the regulations estimate the potential losses from pending lawsuits to equal the amount of relief claimed in the complaint or in any final written demand letter from the claimant. With respect to closing locations and to programs that could lose eligibility based on gainful employment rates, the regulations estimate potential losses to equal the amount of Title IV funds received by the institution for the location and programs during the most recently completed award year. For a withdrawal of owner’s equity, the regulations estimate potential losses to equal the amount transferred to an entity other than the institution.

The new regulations could require us to submit a letter of credit or other form of acceptable financial protection and accept other conditions or requirements if we pay dividends to shareholders if our composite score is less than 1.5 and the dividend amounts in combination with estimated losses associated with other events covered by the rules would reduce our composite score below 1.0 as recalculated by ED. On June 24, 2016, we entered into a Securities Purchase Agreement with Coliseum Holdings I, LLC, pursuant to which Coliseum purchased shares of our Series A Preferred Stock. Under the related Certificate of Designations, dividends on the Series A Preferred Stock accrue from the date of original issuance at a rate of 7.5% per annum on the liquidation preference then in effect (Cash Dividend). If we do not declare and pay the dividend, the liquidation preference will be increased to an amount equal to the liquidation preference in effect at the start of the applicable dividend period plus an amount equal to such then applicable liquidation preference multiplied by 9.5% per annum (Accrued Dividend). Cash Dividends, if declared, are payable semi-annually in arrears on September 30 and March 31, of each year. If applicable, the Accrued Dividend will begin to accrue and be cumulative on the same schedule as set forth above for Cash Dividends and will also be compounded on each applicable subsequent dividend date. Consequently, our inability to pay dividends on a timely basis could increase the cost of paying those dividends when they are paid in the future.

The regulations also identify the following events that ED contends might result in the institution being unable to meet all of its financial obligations and otherwise provide the administrative resources necessary to comply with the Title IV programs, and that could result in ED deeming the institution to fail ED’s financial responsibility standards, thus requiring a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements: failure to comply with the 90/10 Rule for the most recently completed fiscal year; SEC warning that it may suspend trading on the institution’s stock; failure to file certain reports with the SEC; the exchange on which the institution’s stock is traded notifying the institution that it is not in compliance with exchange requirements or that its stock is delisted; cohort default rates of at least 30 percent for its two most recent rates; certain significant fluctuations in Title IV funding; certain citations for failure to comply with state agency requirements; failure to comply with yet to be developed ED financial stress tests; high annual dropout rates; placement of the institution on probation or issuance of a show-cause or similar action by its accrediting agency; certain violations of loan agreements; expected or pending claims for borrower relief discharges and certain other events that ED might identify as reasonably likely to have a material adverse effect on the financial condition, business or results of operations of the institutions.

If ED deems the institution to fail the financial responsibility standards based on one or more of the aforementioned events listed in the regulations or based on the institution’s failure to comply with other requirements in the financial responsibility regulations, ED may permit the institution to continue participating in the Title IV programs under a provisional certification and would require the institution to submit a letter of credit or other form of financial protection, comply with the zone requirements and potentially accept other conditions or restrictions. The regulations state that the letter of credit must equal 10 percent of the total amount of Title IV funds received by the institution during its most recently completed fiscal year plus any additional amount that ED determines is necessary to fully cover any estimated losses unless the institution demonstrates that the additional amount if unnecessary to protect, or is contrary to, the Federal interest. The regulations state that ED maintains the full amount of financial protection until ED determines that the institution has a composite score of 1.0 or greater based on a review of the institution’s audited financial statements for the fiscal year in which all losses from the aforementioned events have been fully recognized or if the recalculated composite score is 1.0 or greater and the aforementioned events have ceased to exist.

Student Loan Repayment Rates

The new regulations require proprietary institutions with student loan repayment rates, as defined in the regulations, below prescribed thresholds to provide an ED-prepared warning to prospective and enrolled students, as well as placement of the warning on its website and in all promotional materials and advertisements.

Prohibition on Pre-Dispute Contractual Provisions

The new regulations prohibit the use and reliance upon certain contractual provisions regarding dispute resolution processes, such as pre-dispute arbitration agreements or class action waivers, and require certain notifications, contract provisions and disclosures by institutions regarding students’ ability to participate in certain class action lawsuits or to initiate certain lawsuits instead of through arbitration. The rules require institutions to submit to ED copies of certain records in connection with any claim filed in arbitration by or against the school concerning a borrower defense claim and any claim filed in a lawsuit by the school against the student or by any party against the school concerning a borrower defense claim.

The regulations have a general effective date of July 1, 2017.

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

The HEA provides that an institution will lose its Title IV Program eligibility for a period of at least two institutional fiscal years if it exceeds the 90% threshold for two consecutive institutional fiscal years. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years, could impose other restrictions or conditions on the institution's Title IV eligibility, and, under ED’s amended financial responsibility regulations that take effect on July 1, 2017, could conclude that the institution lacks financial responsibility and is required to submit a letter of credit or other form of financial protection.
The HEA sets specific standards for certain elements in the calculation of an institution’s percentage under the 90/10 Rule, including, among other things, the treatment of institutional loans and revenue received from students who are enrolled in educational programs that are not eligible for Title IV Program funding.
As of September 30, 2016, our institutions’ annual Title IV percentages as calculated under the 90/10 rule ranged from approximately 71% to 74%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year.

Federal Student Loan Defaults. To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. The cohort default rate includes borrowers under the Federal Family Education Loan (FFEL) program, which was discontinued June 30, 2010, as well as the DL program. ED calculates an institution’s cohort default rate on an annual basis. Under the current calculation, the FFEL/DL cohort default rate is derived from student FFEL/DL borrowers who first enter loan repayment during a federal fiscal year (FFY) ending September 30 and subsequently default on those loans within the two following years; parent borrowers are excluded from the calculation. This represents a three-year measuring period. An institution whose cohort default rate is 30% or more for three consecutive FFYs or greater than 40% for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs. None of our institutions had a three-year FFEL/DL cohort default rate of 30% or greater for 2013, 2012 or 2011, the three most recent FFYs with published rates.
The following tables set forth the FFEL/DL cohort default rates for our institutions:

	Three-Year Cohort Default Rates for
Institution	Cohort Years Ended September 30, (1)
	2013	2012	2011

Universal Technical Institute of Arizona	14.5%	17.1%	18.8%
Universal Technical Institute of Phoenix	18.9%	18.9%	19.5%
Universal Technical Institute of Texas	18.6%	18.3%	21.6%

All proprietary postsecondary institutions	15.0%	15.8%	19.1%

(1) Based on information published by ED.

An institution whose three-year cohort default rate under the FFEL/DL program is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. As of September 30, 2016, all of our institutions were subject to delayed disbursements. An institution whose cohort default rate under the FFEL/DL program is 30% or greater, but less than or equal to 40%, for two of the three most recent federal fiscal years may be placed on provisional certification status by ED for up to three years. None of our institutions are on provisional status with ED. An institution whose two most recent official cohort default rates are 30 percent or greater may fail ED’s financial responsibility regulations as amended effective July 1, 2017 and be required to submit a letter of credit or other financial protection and be subject to other conditions and restrictions.
Perkins Loan Defaults. An institution with a Perkins program cohort default rate that is greater than 15.0% for any federal award year, which is the twelve month period from July 1 through June 30, may be placed on provisional certification. The Perkins cohort default rates for Universal Technical Institute of Texas was 12.9% for students who were scheduled to begin repayment in the federal award year ended June 30, 2015, the most recent federal award year reported by our institutions. The Perkins cohort default rate for Universal Technical Institute of Arizona for the same period was 20% with 20 of 100 Perkins borrowers defaulting in this cohort period. The Perkins cohort default rate for Universal Technical Institute of Phoenix was 35%, based on a composite of the three prior award year’s data, as there were fewer than 30 borrowers applicable to the 2014-15 cohort. Although the most recent Perkins cohort default rates are greater than 15% for Universal Technical Institute of Arizona and for Universal Technical Institute of Phoenix, we have not been advised of any provisional certification status. If we are placed on provisional certification status for any reason, ED will require us to obtain prior approval for changes to our programs and locations and may more closely view any application we file for recertification, new locations, new or revised educational programs, acquisitions of other institutions, increases in degree level or other significant changes. Further, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action.

An institution with a Perkins cohort default rate of 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years. For the federal award year ended June 30, 2017, as with the 12 preceding federal award years, ED will not disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations. In our 2016 fiscal year, we derived less than 1% of our revenues from the Perkins program.
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
ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all of its financial obligations including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, comply with certain past performance requirements and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements.

If ED determines that an institution does not satisfy its financial responsibility standards, depending on the resulting composite score and other factors, that institution may establish its financial responsibility on an alternative basis.
If an institution's composite score is below 1.5, but is at least 1.0, the institution is in a category classified by ED as the zone. Under ED regulations, institutions in the zone solely because their composite score is less than 1.5 are still considered to be financially responsible, but require additional oversight by ED in the form of cash monitoring and other participation requirements. Institutions in the zone typically are permitted by ED to continue to participate in the title IV programs under one of two alternatives:  1) the “Zone Alternative” under which an institution is required to make disbursements to students under a payment method other than ED’s standard repayment, typically the Heightened Cash Monitoring 1 (HCM1) payment method; to notify ED within 10 days after the occurrence of certain oversight and financial events and to comply with other operating conditions imposed by ED or 2) submit a letter of credit to ED equal to at least 50 percent of the Title IV funds received by the institutions during the most recent fiscal year.  ED permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the “Zone Alternative” notification requirement under regulations in effect until July 1, 2017, the institution must provide timely information to ED regarding any of the following oversight and financial events:

•	any adverse action, including a probation or similar action, taken against the institution by its accrediting agency, state authority or other federal agency;

•	any event that causes the institution to realize any liability that was noted as a contingent liability in the institution's most recent audited financial statements;

•	any violation by the institution of any loan agreement;

•	any failure of the institution to make a payment in accordance with its debt obligations that results in a creditor filing suit to recover funds under those obligations;

•	any withdrawal of owner's equity/net assets from the institution by any means, including by declaring a dividend;

•	any extraordinary losses as defined in accordance with generally accepted accounting principles; or

•	any filing of a petition by the institution for relief in bankruptcy court.

Under the new regulations that take effect on July 1, 2017, the list of information that an institution must provide timely to ED will change to the following: any event that causes the institution, or a related entity, to realize any liability that was noted as a contingent liability in the institution’s or related entity’s most recent audited financial statements or any losses that are unusual in nature and infrequently occur or both as defined in accordance with certain specified accounting standards. The institution also will be required to notify ED of certain other events described in the new Defense to Repayment regulations. See “Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations.” ED could impose a letter of credit or other conditions or requirements upon us in response to the reporting of any oversight or financial events.

Under the HCM1 payment method, the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from ED.  As long as the student accounts are credited before the funding requests are initiated, an institution is permitted to draw down funds through ED’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the Heightened Cash Monitoring 2 (HCM2) or reimbursement payment methods, the HCM1 payment method typically does not require institutions to submit documentation to ED and wait for ED approval before drawing down Title IV funds. ED may place an institution that is in the zone on the HCM2 or reimbursement methods of payment. Under regulations published on October 30, 2015 with an effective date of

July 1, 2016, an institution on the HCM1, HCM2 or reimbursement payment methods must pay any credit balances due to a student or parent before drawing down funds from ED for the amount of disbursements made to the student or parent.
Under current regulations in effect until July 1, 2017, if an institution's composite score is below 1.0, the institution is considered by ED to lack financial responsibility. If ED determines that an institution does not satisfy ED's financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

•	posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during its most recently completed fiscal year, or

•
posting a letter of credit in an amount equal to at least 10% of such prior year's Title IV Program funds, accepting provisional certification for a period of no more than three years, complying with additional ED notification and operating requirements and conditions and agreeing to receive Title IV Program funds under an arrangement other than ED's standard advance funding arrangement. Under new regulations that take effect on July 1, 2017, ED may increase this amount to account for ED’s determination of the additional amount of financial protection needed to fully cover any estimated losses.

If an institution is unable to establish financial responsibility on an alternative basis, the institution may be subject to financial penalties, restrictions on operations and loss of external financial aid funding. See "Risk Factors" included elsewhere in this Report on Form 10-K for additional information. If an institution does not establish its financial responsibility by the end of the period for which ED provisionally certified the institution, ED may continue to provisionally certify the institution, but may require one or more persons or entities that exercise substantial control over the institution, as defined by ED regulations, to provide ED with financial protection for an amount determined by ED and to be jointly and severally liable for any liabilities that may arise from the institution’s participation in the Title IV programs.
ED has published final regulations that amend the financial responsibility regulations to expand the list of actions or events that require an institution to provide ED with a letter of credit or other form of acceptable financial protection. The regulations also, among other things, may increase the amount of the letter of credit or other form of financial protection that an institution must provide to ED if the institution has a composite score below 1.0, no longer qualifies for the Zone Alternative, or does not comply with other applicable requirements of the financial responsibility regulations. These new requirements are scheduled to become effective on July 1, 2017. See “Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations.”
ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. As anticipated, upon review of our 2015 financial statements and composite score, ED communicated that we could elect the "Zone Alternative" option described above or post a letter of credit representing 50% of the Title IV Program funds received by us during 2015. We elected the "Zone Alternative" option and began disbursing funds under the HCM1 method on October 10, 2016 and are now subject to the “Zone Alternative” notification requirement described above. In connection with the issuance of our Series A Convertible Preferred Stock (Series A Preferred Stock) in June 2016, we received a request from ED to provide a monthly student roster and a biweekly cash flow projection. ED extended this requirement as part of the "Zone Alternative" option outlined above. We began complying with these reporting requirements in July 2016.
For our 2016 fiscal year, we calculated our composite score to be 1.7. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements. Moreover, ED may recalculate our composite score to account for its estimate of actual or potential losses resulting from certain events identified in the new Defense to

Repayment Regulations. See “Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations.” If ED determines that our composite score is 1.5 or higher, our composite score would be high enough for our institutions to be deemed financially responsible and could result in ED no longer requiring us to comply with the "Zone Alternative" requirements or the requirement to use the HCM1 payment method.  Such determination would be subject to the absence of other factors supporting these requirements.
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
If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program funds that should have been returned in the previous fiscal year. Our 2016 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.
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
A change of control could occur as a result of future transactions in which our company or our institutions are involved. Some corporate re-organizations and some changes in the board of directors are examples of such transactions. Additionally, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. We have a stockholder rights agreement that our Board of Directors authorized on June 29, 2016 to protect against any potential future use of coercive or abusive takeover techniques that could result in an uncoordinated change in control and to ensure that our stockholders are not deprived of the opportunity to realize the full and fair value of their investment. This agreement, which expires on June 28, 2017, mitigates the risk of any person or group acquiring beneficial ownership of 15% or more of our outstanding common stock, or, in the case of any person or group that already owns 15% or more of the outstanding common stock, an additional 0.25%.
If a future transaction would result in a change of control of our company or our institutions, we would pursue all necessary approvals from ED, ACCSC and the applicable state education agencies. However, we cannot ensure that all such approvals can be obtained at all or in a timely manner that will not delay or reduce the availability of Title IV Program funds for our students.
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
A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Our expansion plans are based, in part, on our ability to add new educational programs at our existing institutions. Generally, an institution that is eligible to participate in Title IV Programs, and is not provisionally certified, may add a new educational program without ED approval if the new program is licensed by the applicable state agency, accredited by an agency recognized by ED, prepare students for gainful employment in the same or related occupation as an educational program that ED has already approved, and meets certain other requirements. For programs required to lead to gainful employment in a recognized occupation, which includes all of our programs, the institution must also certify that the new program:

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
Administrative Capability. ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards listed in the regulations. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs, require the institution to repay Title IV Program funds, change the method of payment of Title IV Program funds or place the institution on provisional certification as a condition of its continued participation or take other actions against the institution.
Eligibility and Certification Procedures. The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV Programs. Every educational institution seeking Title IV Program funding for its students must be certified to participate and is required to periodically renew this certification. Each institution must apply to ED for continued certification to participate in Title IV Programs before its current term of certification expires, or if it undergoes a change of control. Terms of certification are typically six years, but can be three years or shorter. Furthermore, an institution may come under ED review if it expands its activities in certain ways such as opening an additional location or raising the highest academic credential it offers. The Program Participation Agreement (PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix were last recertified in October 2010 and entered into new PPAs with ED which expired on June 30, 2016. In accordance with ED guidance, we submitted materially complete applications for recertification prior to the June 30, 2016 expiration, allowing these institutions to continue to fully participate until ED makes a determination of recertification. Universal Technical Institute of Texas was recertified in February 2012 and entered into a new PPA with ED which will expire March 31, 2018.
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
In April 2015, ED completed an ordinary course program review of our administration of the Title IV programs in which we participate for our Avondale, Arizona campus and additional locations of that campus. The site visit covered the 2013-2014 and 2014-2015 award years. We have not received the initial report from ED regarding this matter.
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
Risks Related to Our Industry
Failure of our schools to comply with the extensive regulatory requirements for school operations could result in financial requirements or penalties, restrictions on our operations and loss of external financial aid funding.
In 2016, we derived approximately 72% of our revenues, on a cash basis, from Title IV Programs, administered by ED. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our institutions are subject to extensive regulation by the state agencies, ACCSC and ED. Our institutions also are subject to the requirements of other federal and state regulatory agencies. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, add new, or expand our existing educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an “institution” defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state agencies, ACCSC and ED periodically revise their requirements and modify their interpretations of existing requirements. ED has imposed new regulatory requirements, such as the gainful employment regulations, and proposed the creation of additional regulatory requirements, such as the defense to repayment regulations and the expanded financial responsibility regulations, that apply to our schools. See "Risks Related to Our Industry - Compliance with the Title IV Program Integrity regulations, gainful employment regulations and ongoing negotiated rulemaking could materially and adversely affect our business" and “Risks Related to Our Industry - Failure to maintain eligibility to participate in Title IV Programs could materially and adversely affect our business - Financial Responsibility Standards.”
If our institutions failed to comply with any of these regulatory requirements, our regulatory agencies could impose monetary penalties; bring litigation against us; place limitations on our schools’ operations, such as restricting our ability to recruit or enroll students within certain states or imposing letter of credit requirements; terminate our schools’ ability to grant degrees and diplomas; revoke our schools’ accreditation; or terminate our schools’ eligibility to receive Title IV Program funds, each of which could adversely affect our cash flows, results of operations and financial condition, and impose significant operating restrictions upon us. Further, ED and other regulators have increased the frequency and severity of their enforcement actions against postsecondary schools which have resulted in the imposition of material liabilities, sanctions, letter of credit requirements and other restrictions and, in some cases, resulted in the loss of schools’ eligibility to receive Title IV funds or in closure of the schools. We cannot predict with certainty how all of these regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. We believe that we have described the most significant regulatory risks that apply to our schools in the following paragraphs.

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
Significant factors relating to Title IV Program eligibility that could adversely affect us include the following:
State Authorization
A campus that grants degrees or diplomas must be authorized to offer postsecondary education programs in that state by the relevant education agency of the state in which it is located. Requirements for authorization vary substantially among states. State authorization is also required for students to be eligible for funding under Title IV Programs. Loss of state authorization by any of our campuses from the education agency of the state in which the campus is located would end that campus’ eligibility to participate in Title IV Programs and could cause us to close the campus, which could have a material adverse effect on our cash flows, results of operations and financial condition. See “Business - Regulatory Environment - State Authorization and Regulation” included elsewhere in this Report on Form 10-K for additional information.
Accreditation
A school must be accredited by an accrediting commission recognized by ED in order to participate in Title IV Programs. Loss of institutional accreditation by any of our institutions (or of any institution that we may acquire or open in the future) would end that institution’s participation in Title IV Programs and could cause us to close the institution, or seek a new accrediting entity.  If an accrediting agency that accredits one of our institutions (or an institution that we may acquire or open in the future) loses its ED recognition, ED may provisionally certify the institution to continue participating in the Title IV Programs for a period of up to 18 months during which time the institution may attempt to obtain accreditation from another ED-recognized accrediting agency.  Moreover, even if ED provisionally certifies the institution for up to 18 months, the loss of ED recognition by an institution’s accrediting agency could result in a more immediate loss of the institution’s state authorization and, in turn, loss of Title IV eligibility, programmatic accreditation, or eligibility to participate in certain federal or state financial assistance programs if accreditation by an ED-recognized accrediting agency is a precondition to such authorization, accreditation or eligibility.
The loss of accreditation by any of our current or future institutions, or the loss of ED recognition of an institution’s accrediting agency, could have a material adverse effect on our cash flows, results of operations and financial condition.  See “Business - Regulatory Environment - Accreditation” included elsewhere in this Report on Form 10-K for additional information.  A change in accreditation to a more restrictive or monitored status could restrict our ability to add new programs, open new campuses or increase recruitment activity.

The “90/10 Rule”
Under the “90/10 Rule,” a for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from those programs for two consecutive institutional fiscal years, under a cash-basis calculation mandated by ED. The period of ineligibility covers at least the next two succeeding fiscal years, and any Title IV Program funds already received by the institution and its students during the period of ineligibility would have to be returned to ED. If an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years and could impose other restrictions or conditions on the institution's Title IV eligibility, including the requirement to submit to ED a letter of credit or other form of financial protection under the new Defense to Repayment regulations. If we are placed on provisional certification status for any reason, ED will require us to obtain prior approval for changes to our programs and locations and may more closely review any application we file for recertification, new locations, new educational programs, revisions to existing educational programs, acquisitions of other schools, increases in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action. In our 2016 fiscal year, under the regulatory formula prescribed by ED, each of our institutions derived approximately 71% to 74% of its revenues from Title IV Programs.
We received a letter from ED in September 2015 requesting additional documentation in connection with revisions to our methodology for performing prior year 90/10 calculations. We provided the requested documentation in September 2015 and have not received a further response from ED. While the revisions did not cause any of our institutions to exceed the 90% revenue threshold, it is possible that ED may take other actions against our institutions or require us to provide additional information. See “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - the '90/10 Rule'” included elsewhere in this Report on Form 10-K for additional information.
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
Financial Responsibility Standards
To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. The operating conditions that may be placed on a school that does not meet the standards of financial responsibility include being transferred from the advance payment method of receiving Title IV Program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds, require the institution to pay credit balances due to students and parents before drawing down funds from ED for the amount of disbursements made to the student or parent, and increased administrative costs related to those funds. See “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Financial Responsibility Standards” included elsewhere in this Report on Form 10-K for additional information. ED has proposed regulations that would amend the financial responsibility regulations to expand the list of actions or events that would require an institution to provide ED with a letter of credit or other form of acceptable financial protection. See “Regulation of Federal Student Financial Aid Programs - Defense To Repayment Proposed Regulations” included elsewhere in this Report on Form 10-K for additional information.
ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. As anticipated, upon review of our 2015 financial statements and composite score, ED communicated that we could elect the "Zone Alternative" option described previously or post a letter of credit representing 50% of the Title IV Program funds received by us during 2015. We elected the "Zone Alternative" option and began disbursing funds under the HCM1 method on October 10, 2016.
For our 2016 fiscal year, we calculated our composite score to be 1.7. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements. Moreover, ED may recalculate our composite score to account for its estimate of actual or potential losses resulting from certain events identified in the new Defense to Repayment Regulations. See “Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations.” If ED determines that our composite score is 1.5 or higher, our composite score would be high enough for our institutions to be deemed financially responsible and could result in ED no longer requiring us to comply with the "Zone Alternative" requirements or the requirement to use the HCM1 payment method.  Such determination would be subject to the absence of other factors supporting these requirements.
ED has not required us currently to post a letter of credit on behalf of any of our schools. ED has required us to provide certain information on a regular basis following our recent issuance of preferred stock. ED concluded that the transaction did not constitute a change in ownership resulting in a change of control requiring ED approval, but did require us to provide 13-week projected cash flow statements every two weeks and to provide a roster of our current students on a monthly basis. We began providing this information to ED on a regular basis on July 15, 2016.

We may be required to post letters of credit or to comply with limitations on our Title IV participation in the future, which could increase our costs of regulatory compliance or change the timing of receipt of Title IV Program funds. The new Borrower Defense to Repayment regulations expand the list of events or circumstances that could result in a requirement that we submit a letter of credit and that may increase the amount of letters of credit that might be required under the regulations. See “Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations” included elsewhere in this Report on Form 10-K for additional information. ED has imposed material letters of credit and limitations on some schools and also has denied the eligibility of other schools to continue participating in the Title IV Programs. Our inability to obtain a required letter of credit or the imposition of other limitations on our participation in Title IV Programs could limit or result in the loss of our students’ access to Title IV Program funds, which could reduce our student population and could have a material adverse effect on our cash flows, results of operations and financial condition.

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
If an institution fails to satisfy any of these criteria, ED may, among other things:

•	require the repayment of Title IV Program funds;

•	impose a less favorable payment system for the institution’s receipt of Title IV Program funds;

•	place the institution on provisional certification status; or

•
commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs, or decline to renew the institution’s program participation agreement.

Moreover, ED could take one or more of the actions identified above based on an institution’s noncompliance with ED requirements or the pendency of an ongoing audit or review even if ED does not conclude that the institution lacks administrative capability. If we are placed on provisional certification status for any reason, ED will require us to obtain prior approval for changes to our programs and locations and may more closely review any application we file for recertification, new locations, new educational programs, revisions to existing educational programs, acquisitions of other schools, increases in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action.

If we fail to maintain administrative capability as defined by ED or otherwise fail to comply with ED requirements, we could lose our eligibility to participate in Title IV Programs or have that eligibility adversely conditioned, which could have a material adverse effect on our cash flows, results of operations and financial condition.

Compliance with the Title IV Program Integrity regulations, gainful employment regulations and ongoing negotiated rulemaking could materially and adversely affect our business.
Since the publication of the program integrity regulations in 2010, ED has issued interpretive guidance on the regulations in the form of multiple Dear Colleague Letters and electronic announcements to institutions. The letters and announcements provide sub-regulatory guidance on certain aspects of the regulations, which assists institutions with understanding the regulations in these areas. The laws and regulations governing certain of the requirements do not establish clear criteria for compliance, and ED has indicated that they do not intend to provide additional guidance on certain topics. In particular, the elimination of the 12 safe harbors regarding the incentive compensation prohibition significantly impacted our business. ED published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives. Specifically, ED reconsidered its previous interpretation and stated that its regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs.  Compensation based on enrolling students, however, continues to be prohibited. For a description of additional information regarding these regulatory changes, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included elsewhere in this Report on Form 10-K. We have begun making adjustments to the compensation practices for our admissions representatives which we believe will be compliant with ED's November 2015 guidance. The transition period for the new compensation structure will continue through calendar year 2018. We will continue to evaluate other compensation options under these regulations and guidance.

ED published the final gainful employment rule on October 31, 2014, which took effect on July 1, 2015. The final rule maintains the debt to earning (DE) metrics and disclosure requirements published in ED’s March 2014 proposed rule. In addition to the DE metrics, the final rules include requirements for program certifications, reporting and disclosure of program information and warnings. For a summary of the final rules, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Gainful Employment” included elsewhere in this Report on Form 10-K.
Compliance with final rules could have a material adverse effect on the manner in which we conduct our business and our results of operations. In October 2016, ED issued to our schools draft versions of the first set of DE rates to be issued under the new rule. Under these draft DE rates for the 2015 debt measure year, none of our programs had failing rates. Nine of our 12 educational programs achieved passing rates, and the other three programs were in the zone. The three programs in the zone are the Collision Repair, Automotive and Motorcycle programs at our Universal Technical Institute of Phoenix institution, which includes our MMI Phoenix, Arizona and Orlando, Florida campuses and our Sacramento, California campus. All of the programs at our Universal Technical Institute of Arizona and Universal Technical Institute of Texas institutions had passing draft DE rates. The final DE rates are expected to be issued in early 2017. The next set of rates for the 2016 debt measure year is expected to be issued later in 2017, although we cannot predict with certainty when the draft and final versions of the rates will be issued. With respect to future DE rates, we are not able to develop reliable projections of our programs' performance under the final rule because we do not have access to the SSA earnings data that is used in the calculations.
If a particular program ceased to be eligible for Title IV Program funding, in most cases it would not be practical to continue offering that program under our current business model, which could reduce our enrollment and have a material adverse effect on our cash flows, results of operations and financial condition. In order to prevent this, we may have to explore mitigation strategies which might include preemptively reducing program tuition in an attempt to ensure compliance. Because we cannot calculate the exact impact of such action on the program's DE rates, we may overestimate the required tuition reduction, which would have a negative impact on our tuition revenues. Conversely, we may underestimate the required tuition reduction and fail to improve the program's DE rates, which could result in the loss of Title IV eligibility. Additionally, a decrease in or loss of any non-loan financial aid available to our students, such as financial aid provided by states, as discussed below, could cause the students to incur more loan debt, which would negatively impact our DE rates. Finally, the disclosures and warnings required by the final rule could also negatively impact our enrollment and have a material adverse effect on our cash flows, results of operations and financial condition.
On October 30, 2015, ED published a set of new final regulations which have a general effective date of July 1, 2016. The regulations include, among other things, revised cash management requirements related to holding Title IV credit balances. The regulations specify that institutions subject to heightened cash monitoring or reimbursement payment methods will not be permitted to hold any Title IV credit balances regardless of student or parent authorization. Instead, these institutions will be required to first credit a student’s ledger account for the amount of Title IV funds the student or parent is eligible to receive, and pay such credits to the student or parent within 14 calendar days, prior to initiating a request from ED for funds that include those students and parents. See “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Cash Management” included elsewhere in this Report on Form 10-K. Effective October 10, 2016, we began disbursing funds under the HCM1 method and we are now required to comply with these regulations.

On November 1, 2016, ED published final regulations in the Federal Register establishing new rules regarding, among other things, the ability of borrowers to obtain discharges of their obligations to repay certain Title IV loans and for ED to initiate a proceeding to collect from the institution the discharged and returned amounts and the extensive list of circumstances that may require institutions to provide letters of credit or other financial protection to ED. The new regulations, among other things:

•
Establish amended procedures and standards for borrowers, either individually or as a group, to assert through an ED-administered process a defense to the borrowers’ obligation to repay certain Title IV loans based on certain acts or omissions of the institution. The regulations also expand the types of defenses available for loans first disbursed on or after July 1, 2017. If ED approves the borrower’s defense to repayment through the applicable administrative process established in the proposed regulations, ED may discharge the borrower’s obligation to repay some or all of the borrower’s student loans and may initiate a separate proceeding to collect from the institution the discharged and returned amounts.

•
Revise the financial responsibility regulations to expand the list of actions or events that would require an institution to provide ED with a letter of credit or other form of acceptable financial protection and potentially be subject to other conditions and requirements. The specified list of events is extensive and includes, among other potential triggers, certain debts or liabilities arising from settlements or final judgments in judicial or administrative proceedings and certain lawsuits pending for 120 days and initiated by a federal or state authority against the institution with respect to Direct Loans or educational services; certain other lawsuits in which the institution’s summary judgment motion was denied or not filed, certain closures of one or more of the institution’s locations, one or more gainful employment programs with gainful employment rates that could result in the program becoming ineligible in the next award year, certain withdrawals of owner’s equity from the institution including by dividend, failure to comply with the 90/10 Rule for the most recently completed fiscal year, SEC warning that it may suspend trading on the institution’s stock, failure to file certain reports with the SEC, the exchange on which the institution’s stock is traded notifying the institution that it is not in compliance with exchange requirements or that its stock is delisted, cohort default rates of at least 30 percent for its two most recent rates, certain significant fluctuations in Title IV funding, certain citations for failure to comply with state agency requirements, failure to comply with yet to be developed ED financial stress tests, high annual dropout rates, the institution being placed on probation or issued a show-cause or similar action by its accrediting agency, certain violations of loan agreements, expected or pending claims for borrower relief discharges, and certain other events that ED might identify as reasonably likely to have a material adverse effect on the financial condition, business or results of operations of the institutions.

•
Require proprietary institutions with student loan repayment rates, as defined in the regulations, below prescribed thresholds to provide an ED-prepared warning to prospective and enrolled students, as well as placement of the warning on its website and in all promotional materials and advertisements.

•
Prohibit the use and reliance upon certain contractual provisions regarding dispute resolution processes, such as pre-dispute arbitration agreements or class action waivers, and require certain notifications, contract provisions and disclosures by institutions regarding students’ ability to participate in certain class action lawsuits or initiate certain lawsuits instead of through arbitration.

For a more extended summary of the final rules, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Defense to Repayment Regulations” and “Business - Regulatory Environment - Financial Responsibility Regulations” included elsewhere in this Report on Form 10-K. The new regulations have a general effective date of July 1, 2017.

We have devoted significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that are also congruent with our business, culture and mission to serve our students and industry relationships. However, these solutions related to implementation and compliance with these final rules, including but not limited to cash management, compensation, gainful employment and defense to repayment, may have a material adverse effect on the manner in which we conduct our business, our student populations and the nature of our programs and could have a material adverse effect on our cash flows, results of operations and financial condition. Interpretation of the regulations is subject to change if ED provides further guidance and clarification. The solutions may require further analysis based on the uncertainty noted above and any additional interpretive guidance that is provided. Existing or future understandings could be different from ED’s interpretations and thus lead to repayments, restrictions, fines or litigation.
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

•
State Approving Agencies. The VA shares responsibility for VA benefit approval and oversight with designated SAAs.  SAAs play a critical role evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements.  Processes and approval criterion as well as interpretation of applicable requirements can vary from state to state.  Therefore, approval in one state does not necessarily result in approval in all states.  If we are unable to secure approvals in one or more states, if the process for obtaining an approval takes significant time or if our approval is revoked, we could be required to alter the delivery methodology or structure of the program or experience delays in or the loss of a portion of VA funding, or could be required to return a portion of the funding received. Students receiving VA funding may not be able to receive the full benefit of our Automotive and Diesel Technology II curricula methodology, which could reduce our enrollments and have a material adverse effect on our cash flows, results of operations and financial condition.

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

The student loan market has undergone significant changes in the past few years, including increased regulations from the HEA reauthorization in 2008, elimination of the FFEL program in 2010 and contraction in credit markets that has reduced availability of federal and private student loans for certain institutions and/or students. Many banks and lending institutions have discontinued their private student loan programs. Those that have stayed in the market have increased financing costs, both rates and fees, to offset the risks associated with offering unsecured debt. Additionally, the broader economic environment has put pressure on students’ ability to repay their loans, resulting in higher default rates. These factors may result in lending institutions continuing to exit the student loan market and in other providers deciding not to enter the market, which could decrease the availability of alternative loans to postsecondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans that seek to enroll. Prospective students may find that increased financing costs make borrowing to fund their education unattractive and motivate them to abandon or delay enrollment in postsecondary education programs such as ours. Tight credit markets may also move private lenders to impose on us and on our prospective and continuing students new or increased fees in order to provide alternative loans. If any of these scenarios were to occur, in whole or in part, our students’ ability to finance their education could be adversely affected and could result in a decrease in our student population and result in decreased profitability.

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

Congress continues to be focused on for-profit education institutions, specifically regarding participation in Title IV Programs and U.S. DOD oversight of tuition assistance for military service members attending for-profit colleges. For a description of additional information regarding this activity, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Congressional Action” included elsewhere in this Report on Form 10-K.

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
The state of the national economy and generalized lending crisis since 2008 has led to a contracted student lending environment, resulting in limited lender choices for students who need a private alternative loan to meet gaps between Title IV Program funding and cost of education. Furthermore, lender underwriting criteria has been much more stringent, resulting in fewer prospective borrowers being approved for their loans. As lenders seek to reduce their risk on portfolios of new alternative loans, we have seen many lenders move to shift their target markets exclusively to four-year baccalaureate degree schools. We currently have a list of six private unaffiliated alternative loan providers to assist new borrowers in selecting a lender, with two of these lenders providing the vast majority of our private alternative student loans. If these lenders decided to decline to lend to students attending our schools, and we were not able to find alternative lenders, the demand for our proprietary loan program could increase, requiring us to devote greater than planned resources, which could have a material adverse effect on our cash flows, results of operations and financial condition.
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
In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to September 2012. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013. In response to a status update request from us, the Attorney General requested and we provided in April 2015 additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. We have not received any additional requests since April 2015. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request, and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

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
Changes in the state regulatory environment, including budget constraints and increased regulatory requirements, may affect our ability to obtain and maintain necessary authorizations or approvals from those states to conduct or change our operations.
Due to state budget constraints and changes in the regulatory environment in some of the states in which we operate, it is possible that some states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs or the revision of existing programs, a change of control or the hiring or placement of new admissions representatives, could prevent us from making such changes or delay our ability to make such changes, or could require substantial additional costs to accommodate such delay. State education agencies that authorize our schools continue to revise and/or issue new regulations requiring significant additional reporting and monitoring of student outcomes.

The regulations may lengthen the time to obtain necessary state approvals and require us to modify our operations in order to comply with the requirements. This could impose substantial additional costs on our institutions, which could have a material adverse effect on our cash flows, results of operations and financial condition.
Moreover, some states have added new regulations that impose new requirements on our schools and increase the complexity of existing requirements.  For example, some states, such as California and Massachusetts, have added new requirements for institutions to report institutional data to current and prospective students.  California has added requirements to its existing rules for calculating job placement rates for graduates that are more exacting and difficult to substantiate.  Other states have added, or may add in the future, new or more complex requirements applicable to our institutions.  These requirements could create new compliance challenges and impose substantial additional costs on our institutions which could have a material adverse effect on our cash flows, results of operations and financial condition.

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
If we acquire an institution that participates in Title IV Programs or open an additional location, one or more of our regulators could decline to approve the acquired institution and/or additional location, or could impose material conditions or restrictions, which could prevent or limit the ability of the acquired institution and/or additional location from participating in Title IV Programs and, in turn, impair our ability to operate the acquired institution and/or the additional location as planned or to realize the anticipated benefits from the acquisition of that institution and/or opening of the additional location.
If we acquire an institution that participates in Title IV Program funding and/or open an additional location, we must obtain approval from ED and applicable state education agencies and accrediting commissions in order for the institution and/or additional location to be able to operate and participate in Title IV Programs. While we would attempt to ensure we will be able to receive such approval prior to acquiring an institution and/or opening an additional location, approval may be withheld. An acquisition can result in the temporary suspension of the acquired institution’s participation in Title IV Programs and opening an additional location can result in a delay of the campus’ participation in Title IV Programs unless we submit a timely and materially complete application for approval of the acquisition or the opening of the new location. Upon an acquisition, ED will only grant a temporary certification while it reviews the application. If we were unable to timely establish or re-establish the state authorization, accreditation or ED certification of the acquired institution or obtain approval for the new location, our ability to operate the acquired institution and/or open the additional location as planned or to realize the anticipated benefits from the acquisition of that institution and/or the opening of the additional location could be impaired.
Further, ED and applicable state education agencies and accrediting agencies could impose material conditions or restrictions on us and the acquired institution and/or the additional location, including but not limited to a material letter of credit, limitations or prohibitions on the ability to add new campuses or add or change educational programs, placement of the institution on the heightened cash monitoring or reimbursement method of payment and reporting and notification requirements. Additionally, an acquired institution may have known or unknown instances of noncompliance with federal, state or accrediting agency requirements including, but not limited to, noncompliance with gainful employment requirements or with requirements included in the new defense to repayment regulations that could result in liabilities, sanctions, or material conditions or restrictions that we may inherit by acquiring the institution. Although we attempt to conduct thorough due diligence of institutions that we intend to acquire, our due diligence efforts may be unsuccessful and fail to identify noncompliance or other facts that could result in liabilities, sanctions, or material conditions or restrictions. The imposition of liabilities, sanctions, or material conditions or restrictions by one or more regulators could impair our ability to operate the acquired institution and/or open the additional location as planned or to realize the anticipated benefits from the acquisition of that institution and/or the opening of the additional location.

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
Prospective employers of our graduates demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, collision repair, motorcycle and marine industries. Accordingly, educational programs at our schools must keep pace with those technological advancements. Additionally, the method used to deliver curriculum has been evolving to include on-line delivery. The expansion of our existing programs and the development of new programs, including our Automotive and Diesel Technology II curricula, and changes in the method in which we deliver them, may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as the industries we serve require or as quickly as our competitors. If we are unable to adequately respond to changes in market requirements due to unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired and our graduate employment rates could suffer.

Our Automotive and Diesel Technology II curricula are a blend of daily instructor-led theory and hands-on lab training complimented by interactive web-based learning, which is reflective of current industry training methods and standards. The blended learning model combines several methodologies for communicating training information and incorporates on-site classes, real-time web-based learning sessions and independent learning and is the standard used by our OEMs to provide continuous technical education. If we are unable to address and respond to requirements such as training instructors to teach the curricula, develop an IT infrastructure that would effectively support this program, obtain the appropriate equipment to teach this program to our students, or obtain the appropriate regulatory approvals to teach and fund this program, we may not be able to successfully roll out the curricula to new or existing campuses in a timely and cost-effective manner. If we are not able to effectively and efficiently integrate the curricula or experience delays in development, this could have a material adverse effect on our cash flows, results of operations and financial condition.
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
In order to support revenue growth and student enrollment, we need to hire and train new admissions representatives, as well as retain and continue to develop our existing admissions representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong admissions representative team may be affected by a number of factors, including the following: our ability to integrate and motivate our admissions representatives; our ability to effectively train our admissions representatives; the length of time it takes new admissions representatives to become productive; the competition we face from other companies in hiring, compensating and retaining admissions representatives and our ability to effectively manage a multi-location educational organization. We previously made modifications to our employee compensation structure in order to comply with the incentive compensation rule which affected the compensation structure for our admissions representatives, including the elimination of their variable compensation. As a result of these changes and the macroeconomic conditions impacting our business, we experienced a decrease in our enrollment rates. ED published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives. Specifically, ED reconsidered its previous interpretation and stated that its regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs.  Compensation based on enrolling students, however, continues to be prohibited. For a description of additional information regarding these regulatory changes, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included elsewhere in this Report on Form 10-K. We have begun making adjustments to the compensation practices for our admissions representatives which we believe will be compliant with ED's November 2015 guidance. The transition period for the new compensation structure will continue through calendar year 2018. We will continue to evaluate other compensation options under these regulations and guidance. Our existing compensation structure and any future changes to admissions representative compensation may result in a continued decrease in our enrollment rates. If we are unable to hire, develop or retain quality admissions representatives, the effectiveness of our student recruiting efforts would be adversely affected.

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

Our goodwill resulted primarily from the acquisition of our motorcycle and marine education business in 1998. We recorded an impairment charge of $12.4 million related to the goodwill allocated to our MMI Phoenix, Arizona campus during the year ended September 30, 2015. The remaining $8.2 million of goodwill from this acquisition is allocated to our MMI Orlando, Florida campus that provides the related educational programs. Additionally, we recorded $0.8 million of goodwill related to the acquisition of BrokenMyth Studios, LLC in February 2016. Our total recorded goodwill was $9.0 million as of September 30, 2016. We perform our annual goodwill impairment assessment during the fourth quarter of each fiscal year. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Actual experience may differ from the amounts included in our assessment, which could result in impairment of our goodwill in the future.

Our principal stockholder owns a significant percentage of our capital stock, is able to influence certain corporate matters and could in the future gain substantial control over our company.
As of September 30, 2016, Coliseum Capital Management, LLC and its affiliates (Coliseum) beneficially owned, in the aggregate, approximately 14.6% of our outstanding common stock and 100% of our outstanding Series A Preferred Stock, which votes on an as-converted basis subject to a voting cap, as described below. The voting power of Coliseum, including the common stock and the as-converted preferred stock with the voting cap, is approximately 18.9% as of September 30, 2016.
Pursuant to the Certificate of Designations of Series A Preferred Stock (Certificate of Designations), the Series A Preferred Stock may be converted into common stock, subject to certain conditions. Until stockholder approval, as required under the listing standards of the NYSE, and approval of the applicable educational regulatory agencies (Required Approvals), including ED, is obtained, the Series A Preferred Stock beneficially owned by the holders of Series A Preferred Stock and their respective affiliates may only be converted into common stock to the extent that, after giving effect to such conversion, the amount of common stock the holder thereof together with its affiliates would beneficially own pursuant to such conversion, in the aggregate, is less than or equal to 4.99% of the common stock outstanding on the date of issuance of the Series A Preferred Stock (Conversion Cap). The Conversion Cap will not apply to the Series A Preferred Stock once we obtain the Required Approvals.

Holders of shares of Series A Preferred Stock are entitled to vote with the holders of shares of common stock and any other class or series similarly entitled to vote with the holders of common stock and not as a separate class, at any annual or special meeting of stockholders of our company, and may act by written consent in the same manner as the holders of common stock, on an as-converted basis. Prior to the receipt of the Required Approvals, the Series A Preferred Stock beneficially owned by each holder of Series A Preferred Stock, or any of its respective affiliates may only be voted to an extent not to exceed 4.99% of the aggregate voting power of all of our voting stock outstanding at the close of business on the issue date (Voting Cap). Additionally, a majority of the voting power of the Series A Preferred Stock must approve certain significant actions of our company, such as (i) amendments to our Certificate of Incorporation or bylaws in a manner adverse to the rights, preferences, privileges or voting powers of the Series A Preferred Stock, (ii) the creation or issuance of a series of stock, or other security convertible into a series of stock, with equal or greater rights than the Series A Preferred Stock, (iii) the issuance of equity securities, or securities convertible into equity, at a price that is 25% below fair market value at the time of issuance, (iii) subject to certain exceptions, the incurrence of indebtedness, (iv) subject to certain exceptions, the sale or licensing of any material asset of our company, (v) subject to certain exceptions, the consummation of acquisitions (of stock or assets), (vi) subject to certain exceptions, the payment of certain dividends or distributions with respect to a series of stock junior to the Series A Preferred Stock, (vii) the voluntary liquidation, dissolution or winding-up of our company if the Series A Preferred Stock would not have the option to receive the liquidation preference then in effect upon such liquidation, dissolution or winding-up of our company or, (viii) subject to certain exceptions, any merger, consolidation, recapitalization, reclassification or other transaction in which substantially all of the common stock of our company is exchanged or converted into cash, securities or property and in which the holders of the Series A Preferred Stock shall not have the option to receive the full liquidation preference as a result of that transaction.
In the event that the Required Approvals are obtained in the future, Coliseum could gain substantial control over our company. For example, if the Required Approvals had been obtained as of September 30, 2016, Coliseum’s aggregate voting power would have increased from 18.9% to 53.9%. As a consequence, Coliseum would be able to control matters requiring stockholder approval, including the election of directors. The interests of Coliseum may not always coincide with the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change of control of our company otherwise favored by our other stockholders and could depress our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Campuses and Other Properties
The following sets forth certain information relating to our campuses and corporate headquarters:

	Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Campuses:	Arizona (Avondale)	UTI	268,700	Leased	June 2024
	Arizona (Phoenix)	MMI	129,400	Leased	December 2022
	California (Long Beach)	UTI	142,000	Leased	August 2030
	California (Rancho Cucamonga)	UTI	187,300	Leased	September 2019
	California (Sacramento)	UTI	239,100	Leased	July 2022
	Florida (Orlando)	UTI/MMI	263,100	Leased	August 2022
	Illinois (Lisle)	UTI	180,000	Leased	November 2031
	Massachusetts (Norwood)	UTI	245,000	Leased	October 2022
	North Carolina (Mooresville)	NASCAR Tech	146,000	Leased	September 2022
	Pennsylvania (Exton)	UTI	188,800	Leased	December 2020
	Texas (Dallas/Ft. Worth)	UTI	95,000	Owned	N/A
	Texas (Houston)	UTI	221,300	Owned/leased*	December 2018*
Corporate Headquarters:	Arizona (Scottsdale)	Headquarters	77,100	Leased	December 2019

*We own 172,200 square feet and lease the remaining 49,100 square feet.

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to September 2012. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013. In response to a status update request from us, the Attorney General requested and we provided in April 2015 additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. We have not received any additional requests since April 2015. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request, and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
None.
EXECUTIVE OFFICERS OF UNIVERSAL TECHNICAL INSTITUTE, INC.
The executive officers of UTI are set forth in this table. All executive officers serve at the direction of the Board of Directors. Ms. McWaters also serves as a director of UTI.

Name	Age	Position
Kimberly J. McWaters	52	Chairman of the Board, Chief Executive Officer and President
Bryce H. Peterson	38	Chief Financial Officer
Chad A. Freed	43	General Counsel, Executive Vice President of Corporate Development
Sherrell E. Smith	53	Executive Vice President of Admissions and Operations
Jeffry B. May	46	Senior Vice President, Marketing
Rhonda R. Turner	43	Senior Vice President, People Services
Kimberly J. McWaters has served as our Chief Executive Officer since October 2003, as the Chairman of our Board of Directors since December 2013, as our President since September 2016 and as a director on our Board since February 2005. Ms. McWaters served as UTI’s President from 2000 to March 2011 and previously served on our Board from 2002 to 2003. From 1984 to 2000, Ms. McWaters held several positions with UTI, including Vice President of Marketing and Vice President of Sales and Marketing. Ms. McWaters also serves as a director of Penske Automotive Group, Inc. and Mobile Mini, Inc. Ms. McWaters received a BS in Business Administration from the University of Phoenix.
Bryce H. Peterson has served as our Chief Financial Officer since September 2016. Mr. Peterson served as Senior Vice President, Information Technology from June 2012 to September 2016, as Vice President of Information Technology from March 2011 to June 2012, as Vice President of Internal Audit Services from March 2010 to March 2011 and as Information Technology Audit Manager from October 2008 to February 2010. Prior to joining UTI, Mr. Peterson served in a variety of positions at KPMG, LLP; Brigham Young University; and Fenton Enterprises. Mr. Peterson received his MS in Information Systems Management and holds a BS in Business Management from Brigham Young University. Mr. Peterson is a certified public accountant licensed in the state of Arizona.
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
Rhonda R. Turner has served as our Senior Vice President of People Services since June 2010. In addition to leading our People Services (Human Resources) function, from October 2014 through March 2016, Ms. Turner provided leadership for our Advanced Training Recruitment and Industry Employment functions. Prior to her current role, Ms. Turner served as Vice President of People Services from August 2009 to May 2010, as Vice President of People Services Partnerships & Training from January 2008 to July 2009 and as Director, People Services Partnerships, from January 2006 to December 2007. Prior to joining UTI, Ms. Turner served in human resources leadership positions at ConocoPhillips, Circle K and Main Street Restaurant Group, Inc., a TGI Friday’s franchisee. Ms. Turner received her BS in Human Resources Management from Arizona State University.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “UTI”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the NYSE, for the periods indicated.

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2016:

First Quarter	$5.88	$3.28
Second Quarter	$5.12	$2.81
Third Quarter	$4.53	$2.06
Fourth Quarter	$2.91	$1.51

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2015:

First Quarter	$11.97	$9.19
Second Quarter	$10.30	$8.15
Third Quarter	$10.45	$7.94
Fourth Quarter	$8.75	$3.50

The closing price of our common stock as reported by the NYSE on November 21, 2016 was $2.39 per share. As of November 21, 2016, there were 30 holders of record of our common stock.

Dividends

On October 5, 2015; December 18, 2015 and March 31, 2016, we paid cash dividends of $0.02 per share to common stockholders of record as of September 28, 2015, December 4, 2015 and March 21, 2016, respectively, totaling approximately $1.5 million. On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock. On December 19, 2014; March 31, 2015 and June 30, 2015, we paid cash dividends of $0.10 per share to common stockholders of record as of December 8, 2014; March 20, 2015 and June 19, 2015, respectively. The aggregate payment was approximately $7.3 million. Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions.

Repurchase of Securities

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of September 30, 2016, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program. During the year ended September 30, 2016, we made no purchases under this stock repurchase program. Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended September 30, 2016. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
July 1-31, 2016	—	$—	—	$—
August 1-31, 2016	—	$—	—	$—
September 1-30, 2016	170,717	$2.24	—	$—
Total	170,717	$2.24	—	$—

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

This graph compares total cumulative stockholder return on our common stock during the period from September 30, 2011 through September 30, 2016 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on September 30, 2011, and any dividends were reinvested on the date on which they were paid.

220.0
200.0
180.0
160.0
140.0
120.0
100.0
80.0
60.0
40.0
20.0
0.0
200.7
100.0
54.8
49.3
15.0
9/30/2011
9/30/2012
9/30/2013
9/30/2014
9/30/2015
9/30/2016

Symbol	CRSP Total Returns Index for:	09/2011	09/2012	09/2013	09/2014	09/2015	09/2016
◆	Universal Technical Institute, Inc.	100.0	103.2	94.7	75.4	29.4	15.0
■	NYSE Stock Market (US Companies)	100.0	129.1	156.9	182.4	175.5	200.7
▲	New Peer Group	100.0	71.1	75.4	87.5	58.1	54.8
●	Former Peer Group	100.0	70.2	70.2	79.5	52.8	49.3

Companies in the New Self-Determined Peer Group
Apollo Group, Inc.	Bridgepoint Education, Inc.
Career Education Corporation	DeVry Education Group Inc.
Grand Canyon Education, Inc.	Lincoln Educational Services Corporation
Strayer Education, Inc.

Companies in the Former Self-Determined Peer Group
Apollo Group, Inc.	Career Education Corporation
DeVry Education Group Inc.	Grand Canyon Education, Inc.
I T T Educational Services, Inc.	Lincoln Educational Services Corporation
Strayer Education, Inc.

Notes:
A. The lines represent quarterly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the quarterly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100 on 09/30/2011.
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of and for the years ended September 30, 2016, 2015, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2016	2015	2014	2013		2012
	($'s in thousands, except per share amounts)
Statement of Operations Data: (1)
Revenues (2)	$347,146	$362,674	$378,393	$380,322		$413,629
Operating expenses:
Educational services and facilities	194,395	194,416	200,054	199,540		211,979
Selling, general and administrative (3)	171,374	177,481	172,002	174,757		187,397
Total operating expenses (3)	365,769	371,897	372,056	374,297		399,376
Income (loss) from operations (2) (3)	(18,623)	(9,223)	6,337	6,025		14,253
Interest (expense) income, net (4)	(3,196)	(2,125)	(1,624)	234		302
Equity in earnings of unconsolidated affiliate (5)	342	527	471	—		—
Other income, net	(49)	140	563	655		545
Income (loss) before taxes (2)	(21,526)	(10,681)	5,747	6,914		15,100
Income tax expense (benefit) (6)	26,170	(1,532)	3,710	3,013		5,985
Net income (loss) (3) (6)	$(47,696)	$(9,149)	$2,037	$3,901		$9,115
Preferred stock dividends (7)	1,424	—	—	—	—	—
Income (loss) available for distribution (7)	$(49,120)	$(9,149)	$2,037	$3,901		$9,115
Net income (loss) per share:
Basic	$(2.02)	$(0.38)	$0.08	$0.16		$0.37
Diluted	$(2.02)	$(0.38)	$0.08	$0.16		$0.37
Weighted average shares (in thousands):
Basic	24,313	24,391	24,640	24,515		24,711
Diluted	24,313	24,391	24,920	24,704		24,937
Cash dividends declared per common share	$0.04	$0.32	$0.40	$0.40		$0.30
Other Data: (1)
Depreciation and amortization (5) (9)	$17,749	$19,155	$20,474	$22,156		$23,819
Number of campuses	12	12	11	11		11
Average undergraduate enrollments	12,000	13,200	14,400	15,000		16,500
Balance Sheet Data: (1)
Cash and cash equivalents (7) (8)	$119,045	$29,438	$38,985	$34,596		$44,611
Current assets (6) (7) (8)	$161,949	$108,057	$127,532	$134,079		$135,594
Working capital (7)	$67,389	$11,563	$25,197	$41,380		$35,847
Total assets (3) (5) (6)	$297,159	$274,302	$288,069	$280,194		$268,768
Total shareholders' equity (7)	$136,614	$113,475	$133,192	$139,164		$146,388

(1)	In 2015, we opened a campus in Long Beach, California, which contributed to the fluctuation in operations and financial position during 2015 and 2016.

(2)	The decline in our average undergraduate full-time student enrollment from 2012 - 2016 contributed to the decrease in revenues, income from operations, and income before taxes.

(3)	In 2015, we recorded a non-cash impairment charge of $12.4 million to write off goodwill for our MMI Phoenix, Arizona campus based on our annual impairment test.

(4)	In 2015 and 2014, we began recording interest expense related to amortization of the financing obligations for our Long Beach, campus and for our Lisle, Illinois campus, respectively.

(5)
In October 2014, we entered into a 15-year lease agreement for a build-to-suit facility related to the design and construction of a new campus in Long Beach, California. We recorded approximately $20.3 million in property and equipment and a financing obligation of approximately $12.3 million as of September 30, 2015 related to this lease agreement.

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

In 2012, we entered into various agreements to relocate our Glendale Heights, Illinois campus to and design and build a campus in Lisle, Illinois. Pursuant to these agreements, we invested approximately $4.0 million to acquire an equity interest of approximately 28% in a related joint venture. As of September 30, 2014, we recorded $33.5 million in property and equipment with a corresponding financing obligation. September 30, 2013 and 2012 balances reflect $25.2 million and $2.4 million, respectively, in property and equipment with a corresponding amount recorded as a construction liability. We recognize our proportionate share of the joint venture's net income or loss during each accounting period as a change in our investment.

(6)	In 2016, we recorded a full valuation allowance on our deferred tax assets which impacted income tax expense by $34.2 million for the year ended September 30, 2016.

(7)
In 2016, we paid common stock cash dividends of $0.02 per share in December and March totaling $1.0 million. On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock. In 2015, we paid cash dividends of $0.10 per share in December, March and June totaling $7.3 million. In 2014 and 2013, we paid quarterly cash dividends of $0.10 per share totaling $9.9 million and $9.8 million, respectively. In 2012, we paid quarterly cash dividends of $0.10 per share in March, June, and September totaling $7.4 million.

In 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash. We paid a preferred stock cash dividend of $1.4 million on September 28, 2016.

In 2015, 2014, 2013 and 2012, we used cash and cash equivalents to repurchase approximately $6.6 million, $1.4 million, $5.4 million and $1.8 million, respectively, of our common shares.

(8)	In 2015, we purchased the majority of the buildings and land for our Houston, Texas campus. The purchase price of $9.4 million, excluding fees, was allocated between buildings ($7.7 million) and land ($1.7 million) based on the ratio of appraised values, which decreased cash and current assets. At the time of purchase, we had leasehold improvements related to the purchased building recorded at $5.0 million in historical cost and $4.3 million of accumulated depreciation. The historical cost and accumulated depreciation for these assets were removed from the related classification and the net book value was recorded into building and building improvements. The buildings and building improvements are being depreciated over a useful life of 30 years.

(9)
Excludes depreciation of training equipment obtained in exchange for services of $1.3 million, $1.2 million, $1.2 million and $1.1 million for the years ended September 30, 2016, 2015, 2014 and 2013, respectively.

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

Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented after reductions related to discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program. We generally recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our tuition revenues with additional revenues from sales of textbooks and program supplies and other revenues, such as those from BrokenMyth Studios or other non-Title IV sources, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented approximately 2% or less of our total revenues in each year for the three-year period ended September 30, 2016. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

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

Our tuition charges vary by type and length of our programs and the program level, such as undergraduate or advanced training. We implemented tuition rate increases of up to 3% for the years ended September 30, 2016 and 2015, and 2% to 4% for the year ended September 30, 2014. We regularly evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs and various veterans benefits programs, to pay a substantial portion of their tuition and other education-related expenses. Approximately 66% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2016. This percentage differs from our Title IV percentage as calculated under the 90/10 rule due to the prescribed treatment of certain Title IV stipends under the rule. Additionally, approximately 19% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the year ended September 30, 2016.

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

Selling, general and administrative expenses include compensation and benefits of employees who are not directly associated with the provision of educational services, such as: executive management; finance and central accounting; information technology; legal; human resources; marketing and student enrollment expenses, including compensation and benefits of personnel employed in marketing and student admissions; costs of professional services; bad debt expense; costs associated with the implementation and operation of our student management and reporting system; rent for our corporate office headquarters; depreciation and amortization of property and equipment that is not used in the provision of educational services and other costs that are incidental to our operations. All marketing and student enrollment expenses are recognized in the period incurred. Costs related to the opening of new facilities, excluding related capital expenditures, are expensed in the period incurred or when services are provided.

2016 Overview

Operations

Lower student population levels as we began 2016, combined with lower new student starts throughout the year, resulted in a 9.1% decline in our average undergraduate full-time student enrollment to approximately

12,000 students for the year ended September 30, 2016. We started approximately 11,300 students during the year ended September 30, 2016, which represents a decrease of 8.9% as compared to a decrease of 8.8% for the year ended September 30, 2015. The decrease in starts was primarily the result of certain macro-economic headwinds and regulatory challenges.

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

In response to these challenges, we continue to focus on our key strategies. We continue to add and renew contracts with our OEM partners as well as other employers to provide career opportunities and tuition reimbursement for our graduates. We are seeking opportunities to expand into new geographic markets either organically or through strategic acquisitions. Additionally, we plan to begin offering two new programs, welding and CNC (computer numeric control) machining, in 2017. We continue to work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from employers of our graduates. During 2015, we launched an initiative designed to shift perceptions and build advocacy with key policy makers and influencers. Finally, we remain focused on operating our business as efficiently as possible and managing discretionary operating costs. In September 2016, we implemented a Financial Improvement Plan (the Plan), the first step of which was a reduction in workforce impacting approximately 70 employees, primarily at our corporate office. In November 2016, we completed an additional reduction in workforce impacting approximately 75 employees, primarily at our campus locations. We expect the Plan to deliver $25 million to $30 million in annualized cost savings coming from the reduction in our workforce, changes to our marketing strategy and admissions structure as previously discussed and a number of process improvement initiatives.

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

Our revenues for the year ended September 30, 2016 were $347.1 million, a decline of $15.6 million, or 4.3%, from the prior year. Our operating results were due in part to the decline in revenues, which, while partially offset by tuition rate increases, were negatively impacted by the decline in our average undergraduate full-time student enrollment. Additionally, our results of operations were impacted by the opening of our new campus in Long Beach, California in August 2015. For the year ended September 30, 2016, this campus had revenues of $12.2 million and operating expenses of $20.0 million, including corporate overhead allocations of $6.4 million. Operating results were also impacted by an increase in compensation expense, which was partially offset by decreases in advertising, depreciation and amortization, supplies and maintenance and tools and training aids expenses. Included in compensation expense was severance of approximately $3.9 million related to the September 2016 reduction in workforce. We incurred a net loss of $47.7 million compared to $9.1 million in the prior year, primarily as a result of the determination that an additional valuation allowance on our deferred tax assets was necessary, which impacted income tax expense by $34.2 million. The overall decline in revenues for the period was also a contributing factor to the net loss incurred during the year ended September 30, 2016.

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

In February 2016, we made an investment in and entered into a licensing agreement with Pro-MECH, a company that provides comprehensive technician development programs and shop operations services. This investment, which included $0.7 million in cash as well as the conversion of a $0.3 million note receivable extended during the first quarter of 2016, resulted in our ownership of 25% of the outstanding equity interests of this company. During the three months ended September 30, 2016, we determined that our investment was impaired and recorded an impairment charge of $0.8 million. See Note 10 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.

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

Veterans' Benefits

The percentage of our revenues, on a cash basis, which were collected from funds distributed under various veterans' benefits programs was approximately 19%, 20% and 20% for the years ended September 30, 2016, 2015 and 2014, respectively.

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
Our access to military installations for student recruitment has become more limited due to recent changes in the Transition Assistance Program (Transition Goals, Plans, Success) and increased enforcement of the requirement to possess an MOU with certain individual military installations. Each of our institutions has an MOU with the U.S. DOD. We have MOUs with certain key individual installations and are pursuing MOUs at additional locations. We continue to strengthen and develop relationships with our existing contacts and with new contacts in order to maintain and rebuild our access to military installations.

Automotive Technology and Diesel Technology II Integration

We currently offer the Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona; Dallas/Ft. Worth, Texas; Long Beach, California; Orlando, Florida and Sacramento, California campuses. We plan to offer this curricula at our Rancho Cucamonga, California campus in 2017.

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

Since July 2012, the Texas SAA has approved the use of Veterans benefits to fund tuition under our original Automotive Technology and Diesel Technology II delivery method at our Dallas/Ft. Worth, Texas campus. During 2015, we were in contact with the Texas SAA regarding a transition to an alternative delivery method for veterans at this campus, and the enrollment of veteran students at this campus was discontinued in July 2015.  The Texas SAA had communicated that the program at this campus remained approved until April 15, 2016. We submitted modifications to the Accrediting Commission of Career Schools and Colleges (ACCSC) and received ACCSC approval in February 2016 and state approval in March 2016. We have since gained approval to resume enrolling veteran students in the modified programs and began re-enrolling in July 2016.

Graduate Employment

Identifying employment opportunities and preparing our graduates for these careers is critical to our ability to help our graduates benefit from their education.  Accordingly, we dedicate significant resources to maintaining an effective employment team, as described in "Business - Graduate Employment" included in Part I, Item 1 of this Report on Form 10-K. We believe that our graduate employment services provide our students with a compelling value proposition and enhance the employment opportunities for our graduates. We saw improvement in the graduate employment rate for our marine program, and declines in the graduate employment rates for our collision repair and motorcycle programs for students who graduated in 2015, as compared to 2014; the graduate employment rate for our automotive program remained consistent with the prior year. While demand for our graduates remains strong, the decline in the rate for certain of our programs was due to internal operational challenges that resulted in an employment verification backlog. We have worked to address such challenges throughout 2016.

Our employment rates for both 2015 and 2014 graduates was 88%. The employment calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2014 to September 30, 2015 and October 1, 2013 to September 30, 2014, respectively, excluding graduates not available for employment because of continuing education, military service, health, incarceration, death or international student status. Graduates are counted as employed based on a verified understanding of the graduate's job duties to assess and confirm that the graduates primary job responsibilities are in his or her field of study. See Business - Graduate Employment" in this Report on Form 10-K for further discussion of our graduate employment activities. For 2015, we had approximately 9,700 total graduates, of which approximately 9,100 were available for employment. Of those graduates available for employment, approximately 8,000 were employed within one year of their graduation date, for a total of 88%. For 2014, we had approximately 9,900 total graduates, of which approximately 9,200 were available for employment. Of those graduates available for employment, approximately 8,100 were employed within one year of their graduation date, for a total of 88%.

Regulatory Environment

For a detailed discussion of the regulatory environment and related risks, see “Business - Regulatory Environment”, and Item 1A, “Risk Factors”, included elsewhere in this Report on Form 10-K.

Regulation of Federal Student Financial Aid Programs

As anticipated, upon review of our 2015 financial statements and composite score, ED communicated that we could elect the "Zone Alternative" option described in “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs” included elsewhere in this Report on Form 10-K, or post a letter of credit representing 50% of the Title IV Program funds received by us during 2015. We elected the "Zone Alternative" option and began disbursing funds under the HCM1 method on October 10, 2016. In connection with the issuance of our Series A Preferred Stock in June 2016, we received a request from ED to provide a monthly student roster and a biweekly cash flow projection. ED extended this requirement as part of the "Zone Alternative" option outlined above. We began complying with these reporting requirements in July 2016.

For our 2016 fiscal year, we calculated our composite score to be 1.7. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements. Moreover, ED may recalculate our composite score to account for its estimate of actual or potential losses resulting from certain events identified in the new Defense to Repayment Regulations. See “Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations” included elsewhere in this Report on Form 10-K. If ED determines that our composite score is 1.5 or higher, our composite score would be high enough for our institutions to be deemed financially responsible and could result in ED no longer requiring us to comply with the "Zone Alternative" requirements or the requirement to use the HCM1 payment method.  Such determination would be subject to the absence of other factors supporting these requirements.

On November 1, 2016, ED published final regulations in the Federal Register establishing new rules regarding, among other things, the ability of borrowers to obtain discharges of their obligations to repay certain Title IV loans and for ED to initiate a proceeding to collect from the institution the discharged and returned amounts, the extensive list of circumstances that may require institutions to provide letters of credit or other financial protection to ED. The new regulations, among other things:

•
Establish amended procedures and standards for borrowers, either individually or as a group, to assert through an ED-administered process a defense to the borrowers’ obligation to repay certain Title IV loans based on certain acts or omissions of the institution. The regulations also expand the types of defenses available for loans first disbursed on or after July 1, 2017. If ED approves the borrower’s defense to repayment through the applicable administrative process established in the proposed regulations, ED may discharge the borrower’s obligation to repay some or all of the borrower’s student loans and may initiate a separate proceeding to collect from the institution the discharged and returned amounts.

•
Revise the financial responsibility regulations to expand the list of actions or events that would require an institution to provide ED with a letter of credit or other form of acceptable financial protection and potentially be subject to other conditions and requirements. The specified list of events is extensive and includes, among other potential triggers, certain debts or liabilities arising from settlements or final judgments in judicial or administrative proceedings and certain lawsuits pending for 120 days and initiated by a federal or state authority against the institution with respect to Direct Loans or educational services; certain other lawsuits in which the institution’s summary judgment motion was denied or not filed, certain closures of one or more of the institution’s locations, one or more gainful employment programs with gainful employment rates that could result in the program becoming ineligible in the next award year, certain withdrawals of owner’s equity from the institution including by dividend, failure to comply with the 90/10 Rule for the most recently completed fiscal year, SEC warning that it may suspend trading on the institution’s stock, failure to file certain reports with the SEC, the exchange on which the institution’s stock is traded notifying the institution that it is not in compliance with exchange requirements or that its stock is delisted, cohort default rates of at least 30 percent for its two most recent rates, certain significant fluctuations in Title IV funding, certain citations for failure to comply with state agency requirements, failure to comply with yet to be developed ED financial stress tests, high annual dropout rates, the institution being placed on probation or issued a show-cause or similar action by its accrediting agency, certain violations of loan agreements, expected or pending claims for borrower relief discharges, and certain other events that ED might identify as reasonably likely to have a material adverse effect on the financial condition, business or results of operations of the institutions.

•
Require proprietary institutions with student loan repayment rates, as defined in the regulations, below prescribed thresholds to provide an ED-prepared warning to prospective and enrolled students, as well as placement of the warning on its website and in all promotional materials and advertisements.

•
Prohibit the use and reliance upon certain contractual provisions regarding dispute resolution processes, such as pre-dispute arbitration agreements or class action waivers, and require certain notifications, contract provisions and disclosures by institutions regarding students’ ability to participate in certain class action lawsuits or initiate certain lawsuits instead of through arbitration.

For a more extended summary of the final rules, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Defense to Repayment Regulations” and “Business - Regulatory Environment - Financial Responsibility Regulations” included elsewhere in this Report on Form 10-K. The new regulations have a general effective date of July 1, 2017.

90/10 Rule

A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years, and could impose other restrictions or conditions on the institution's Title IV eligibility. For the years ended September 30, 2016, 2015 and 2014, approximately 72%, 73% and 74%, respectively, of our revenues, on a cash basis, were derived from funds distributed under Title IV Programs, as calculated under the 90/10 rule.

2017 Outlook

For the year ending September 30, 2017, we expect new student starts to be down in the low single digits. Combined with the number of students currently in school and the timing of the anticipated start growth, we expect our average student population to be down in the mid to high single digits as a percentage compared with the year ended September 30, 2016.  While annual tuition increases will slightly offset the decline in average students, we expect revenue to be down in the low to mid single digits. We implemented a Financial Improvement Plan as previously discussed, which we expect to deliver $25 million to $30 million in annualized cost savings. We anticipate the Financial Improvement Plan will result in approximately breakeven operating income and positive EBITDA despite the decline in revenue. Capital expenditures are expected to be approximately $12.5 million to $13.5 million for the year ending September 30, 2017. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2016	2015	2014
Revenues	100.0%	100.0%	100%
Operating expenses:
Educational services and facilities	56.0%	53.6%	52.9%
Selling, general and administrative	49.4%	48.9%	45.4%
Total operating expenses	105.4%	102.5%	98.3%
Income (loss) from operations	(5.4)%	(2.5)%	1.7%
Interest income (expense), net	(0.9)%	(0.5)%	(0.5)%
Other income	0.1%	0.1%	0.3%
Total other income (expense)	(0.8)%	(0.4)%	(0.2)%
Income (loss) before income taxes	(6.2)%	(2.9)%	1.5%
Income tax expense (benefit)	7.5%	(0.4)%	1.0%
Net income (loss)	(13.7)%	(2.5)%	0.5%
Preferred stock dividends	0.4%	—%	—%
Income (loss) available for distribution	(14.1)%	(2.5)%	0.5%

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Revenues. Our revenues for the year ended September 30, 2016 were $347.1 million, a decrease of $15.6 million, or 4.3%, as compared to revenues of $362.7 million for the year ended September 30, 2015. The 9.1% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $32.3 million. Partially offsetting this decrease was one additional earning day in 2016, which contributed $1.3 million in revenue. Additionally, the decrease was partially offset by tuition rate increases of up to 3%, depending on the program. Our revenues for the years ended September 30, 2016 and 2015 excluded $18.7 million and $21.1 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $7.2 million and $5.4 million of revenues and interest under the proprietary loan program for the years ended September 30, 2016 and 2015, respectively. Revenues for our Long Beach, California campus were $12.2 million for the year ended September 30, 2016, as compared to $0.7 million for the year ended September 30, 2015.
Educational services and facilities expenses. Our educational services and facilities expenses for the year ended September 30, 2016 were $194.4 million, consistent with $194.4 million for the year ended September 30, 2015.

Our educational services and facilities expenses for our Long Beach, California campus were $11.2 million and $4.1 million for the years ended September 30, 2016 and 2015, respectively, including corporate allocations of $0.8 million and $0.2 million, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2016	2015
	(In thousands)
Salaries expense	$88,240	$86,025
Employee benefits and tax	17,763	15,643
Bonus expense	1,145	1,225
Stock-based compensation	280	294
Compensation and related costs	107,428	103,187
Occupancy costs	36,292	36,127
Depreciation and amortization expense	16,548	17,805
Other educational services and facilities expense	18,597	18,357
Supplies and maintenance	8,924	9,981
Tools and training aids expense	6,606	8,959
	$194,395	$194,416
Compensation and related costs increased $4.2 million for the year ended September 30, 2016, as compared to the prior year:
•Salaries expense increased $2.2 million primarily due to normal salary merit increases. Additionally, we recorded severance expense of $0.4 million related to the previously discussed reduction in workforce undertaken in September 2016, which primarily impacted non-instructor positions and related salaries expense.
•Employee benefits and tax increased $2.2 million as a result of an increase in self-insurance medical claims.

Compensation and related costs for our Long Beach, California campus were $4.6 million for the year ended September 30, 2016 as compared to $0.9 million in the prior year.

In November 2016, we completed a second reduction in workforce primarily impacting campus positions, resulting in severance expense of approximately $1.2 million. Combined with the September 2016 reduction, we expect the restructuring activity to result in savings of approximately $5.3 million in compensation costs during the year ending September 30, 2017, excluding the impact of severance expense.

Depreciation and amortization expense decreased $1.3 million during the year ended September 30, 2016 as a higher percentage of our fixed assets are fully depreciated.

Supplies and maintenance expense decreased $1.1 million during the year ended September 30, 2016 primarily as a result of cost savings efforts across our campus locations.

Tools and training aids expense decreased $2.4 million during the year ended September 30, 2016. The decrease was attributable to a higher level of purchases in the prior year related to the opening of our Long Beach, California campus and the rollout of our diesel and industrial programs at our Orlando, Florida campus in January 2015. Additionally, there was a lower level of purchases across our campus locations in the current year.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended September 30, 2016 were $171.4 million, representing a decrease of $6.1 million, or 3.4%, as compared to $177.5 million for the year ended September 30, 2015.

Our selling, general and administrative expenses for our Long Beach, California campus were $8.8 million and $3.5 million for the years ended September 30, 2016 and 2015, respectively, including corporate allocations of $5.6 million and $2.3 million, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2016	2015
	(In thousands)
Salaries expense	$71,153	$66,570
Employee benefits and tax	15,817	13,221
Bonus expense	4,793	4,016
Stock-based compensation	4,624	3,971
Compensation and related costs	96,387	87,778
Advertising expense	41,191	44,688
Other selling, general and administrative expenses	30,100	28,551
Goodwill impairment expense	—	12,357
Depreciation and amortization expense	2,543	2,518
Bad debt expense	1,153	1,589
	$171,374	$177,481
Compensation and related costs increased $8.6 million for the year ended September 30, 2016, as compared to the prior year:
•Salaries expense increased approximately $4.6 million. We recorded $2.7 million in severance charges as a result of the reduction in workforce undertaken in September 2016. The remainder of the increase was primarily due to normal salary merit increases. The increases were partially offset by savings realized following the restructuring of our campus admissions organization in June 2016.
•Employee benefits and tax increased $2.6 million as a result of an increase in self-insurance medical claims.
•Bonus expense increased $0.8 million primarily due to attainment of both financial and non-financial metrics at a rate higher than the prior year. Additionally, bonus expense increased as a result of long-term incentive cash awards granted beginning in 2014 in lieu of stock compensation for certain employees.
Compensation and related costs for our Long Beach, California campus were $3.2 million for the year ended September 30, 2016 as compared to $1.2 million in the prior year.

In November 2016, we completed a second reduction in workforce primarily impacting campus positions, resulting in severance expense of approximately $0.1 million. Combined with the September 2016 reduction, we expect the restructuring activity to result in savings of approximately $6.9 million in compensation costs during the year ending September 30, 2017, excluding the impact of severance expense.

Advertising expense decreased $3.5 million for the year ended September 30, 2016, as compared to the prior year. The decrease was primarily attributable to lower inquiry generation expenses, as we reduced spending on lower quality lead sources in a continued effort to optimize our media mix. Additionally, spending on tradeshows and on local advertising decreased related to the prior year, which included expense related to the opening of our Long Beach, California campus in August 2015. We continue to focus on identifying the optimal balance between quality and quantity of inquiries from potential students. Advertising expense as a percentage of revenues for the year ended September 30, 2016 was approximately 11.9%. We anticipate our advertising expense will be in the range of 10.5%—11.5% of revenue for the year ending September 30, 2017.

We recorded a non-cash goodwill impairment charge of $12.4 million during 2015 to write off the full carrying value of goodwill at our MMI Phoenix, Arizona campus. This non-cash charge had no impact on liquidity or cash flows from operations. No goodwill impairment was incurred in 2016.

Other expense. Our other expense for the year ended September 30, 2016 was $2.9 million, an increase of $1.4 million as compared to $1.5 million for the year ended September 30, 2015. The increase is primarily attributable to an increase in interest expense due to amortization of the financing obligations related to our Lisle, Illinois and Long Beach, California campuses. See Note 9 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion. Additionally, other expense includes an impairment charge of $0.8 million related to our investment in Pro-MECH for the year ended September 30, 2016.
Income taxes. Our income tax expense for the year ended September 30, 2016 was $26.2 million, or 121.6% of pre-tax loss, compared to an income tax benefit of $1.5 million, or 14.3% of pre-tax loss, for the year ended September 30, 2015. The increase in income tax expense was due primarily to the increase in the valuation allowance established on our deferred tax assets. See Note 13 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion of the valuation allowance. The effective income tax rate in each period also differed from the federal statutory tax rate of 35% as a result of state income taxes, net of related federal income tax benefits, and due to tax expense related to share-based compensation.

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
During the six months ended March 31, 2016, the write-off of the deferred tax asset related to stock-based compensation resulted in income tax expense of less than $0.1 million. As of March 31, 2016, we recorded a full valuation allowance on our deferred tax assets. As a result, any write-offs of deferred tax assets related to stock-based compensation will have no impact on income tax expense, until such time that sufficient positive evidence exists to support the reversal of the deferred tax asset valuation allowance. Subsequent to March 31, 2016, we wrote off $1.8 million related to stock-based compensation.
Under Section 382 of the Internal Revenue Code (IRC), for income tax purposes only, we underwent a change in ownership as a result of the Series A Preferred Stock issuance in June 2016.  Under the IRC, a change in ownership occurs when a five percent shareholder, as measured by ownership value, increases their ownership in a loss corporation by more than 50 percentage points during the defined testing period; both common and preferred stock are included in the determination of ownership value. Since the purchaser acquired ownership exceeding 50 percent of our total ownership value, this transaction qualified as a change in ownership under section

382 of the IRC only. Accordingly, certain deductions and losses will be subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and, in turn, will decrease or eliminate the amount of tax refund that we anticipate to receive by carrying back the losses that we may incur in future periods.  The limitation may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.  The limitation may also cause the deductions and losses to expire unused.

Net income (loss). As a result of the foregoing, we reported net loss for the year ended September 30, 2016 of $47.7 million, as compared to $9.1 million for the year ended September 30, 2015.

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. Pursuant to this sale, we paid a preferred stock cash dividend of $1.4 million on September 28, 2016. See Note 15 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion of the preferred stock transaction.

Income (loss) available for distribution. Income (loss) available for distribution refers to net income or loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution for the year ended September 30, 2016 of $49.1 million, as compared to $9.1 million for the year ended September 30, 2015.

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

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2015	2014
	(In thousands)
Salaries expense	$86,025	$87,809
Employee benefits and tax	15,643	16,566
Bonus expense	1,225	816
Stock-based compensation	294	587
Compensation and related costs	103,187	105,778
Occupancy costs	36,127	36,270
Depreciation and amortization expense	17,805	18,469
Other educational services and facilities expense	14,100	15,109
Supplies and maintenance	9,981	9,647
Tools and training aids expense	8,959	9,237
Contract services expense	4,257	5,544
	$194,416	$200,054
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

Non-GAAP financial measures

Our adjusted earnings before interest, tax, depreciation and amortization (adjusted EBITDA) for the years ended September 30, 2016, 2015 and 2014 were $0.8 million $24.1 million and $29.1 million, respectively. Adjusted EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income in determining financial performance under GAAP, this measure should not be considered to be an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

Adjusted EBITDA reconciles to net income as follows:

	Year Ended September 30,
	2016	2015	2014

Net income (loss)	$(47,696)	$(9,149)	$2,037
Interest expense, net	3,196	2,125	1,624
Income tax expense (benefit)	26,170	(1,532)	3,710
Depreciation and amortization (1)	19,091	20,323	21,689
Goodwill impairment expense	—	12,357	—
Adjusted EBITDA	$761	$24,124	$29,060

(1) Includes depreciation of training equipment obtained in exchange for services of $1.3 million, $1.2 million and $1.2 million for the years ended September 30, 2016, 2015 and 2014, respectively.

Student retention/completion rate

Our consolidated student retention/completion rate is based on new students that began one of our programs during a fiscal year and completed or are still attending as of September 30 of the following fiscal year. The following table sets forth our consolidated student retention/completion rate during each of the periods indicated:

	Year Ended September 30,
	2016	2015	2014

Consolidated student retention/completion	66%	65%	65%

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing commitments and other liquidity requirements associated with our existing operations as well as the expansion of programs at existing campuses through the next 12 months.

We believe that the strategic use of our cash resources includes funding our new campus as well as subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. On October 5, 2015, December 18, 2015 and March 31, 2016, we paid cash dividends of $0.02 per share to common stockholders of record as of September 28, 2015, December 4, 2015 and March 21, 2016, respectively. The aggregate payment was approximately $1.5 million. On June 9, 2016, our

Board of Directors voted to eliminate the quarterly cash dividend on our common stock. On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering are intended to be used to fund strategic long-term growth initiatives, including the expansion to new markets of campuses on a scale similar to our Long Beach, California and Dallas/Ft. Worth, Texas campuses and the creation of new programs in existing markets with under-utilized campus facilities. We may use the proceeds to fund strategic acquisitions that complement our core business. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents and investments on hand or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity. The annual cash dividend that we anticipate paying on the Series A Preferred Stock is approximately $5.3 million per year. Additionally, to the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $120.7 million and $57.5 million as of September 30, 2016 and 2015, respectively.

Our principal source of liquidity is operating cash flows and existing cash, cash equivalent and investment balances. A majority of our revenues are derived from Title IV Programs and various veterans benefits programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of thirty-week periods. DL subsidized and unsubsidized loan funds are generally provided in two disbursements for each academic year. The first disbursement for first-time borrowers is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Effective October 10, 2016, we began disbursing funds under the HCM1 method. To date we have not experienced and do not anticipate an adverse effect on Title IV cash flows. Under our proprietary loan program, we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

Our net cash provided by operating activities was $7.4 million, $8.2 million, and $27.1 million for the years ended September 30, 2016, 2015 and 2014, respectively. The cash provided by operating activities in 2016 was primarily attributable to net loss of $47.7 million, adjustments of $51.5 million for non-cash and other items, and $3.6 million related to the change in our operating assets and liabilities.

Changes in operating assets and liabilities
For the year ended September 30, 2016, the changes in our operating assets and liabilities resulted in cash inflows of $3.6 million. The inflows were primarily attributable to changes in receivables and accounts payable and accrued expenses. The decrease in receivables resulted in a cash inflow of $8.2 million, and was primarily attributable to the timing of cash receipts on behalf of our students, and a decrease in our allowance for doubtful accounts. The increase in accounts payable and accrued expenses resulted in a cash inflow of $1.9 million was primarily due to the timing of invoices. Partially offsetting the increases was a change in income tax from a payable position to a receivable position, which resulted in a cash outflow of $3.4 million and was primarily due to loss carrybacks and the timing of tax payments and receipts.
For the year ended September 30, 2015, the changes in our operating assets and liabilities resulted in cash outflows of $14.8 million. The outflows were primarily attributable to changes in receivables, income tax payable and deferred revenue. The increase in receivables resulted in a cash outflow of $11.4 million and was primarily attributable to the timing of cash receipts on behalf of our students and a decrease in our allowance for doubtful accounts. The decrease in income tax payable resulted in a cash outflow of $3.1 million and was primarily due to the timing of tax payments. The decrease in deferred revenue resulted in a cash outflow of $1.7 million and was primarily attributable to the timing of student starts, the lower number of students in school and where they were at period end in relation to the completion of their program at September 30, 2015 compared to September 30, 2014. Partially offsetting the cash outflows for the year ended September 30, 2015 was a cash inflow of $4.4 million resulting from increases in accounts payable and accrued expenses and accrued tool sets and other current liabilities. The increase in accounts payable and accrued expenses was primarily due to the opening of our Long Beach, California campus in 2015, and the increase in accrued tool sets and other current liabilities was attributed to the dividend payable at September 30, 2015.
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

Investing Activities
For the year ended September 30, 2016, cash provided by investing activities was $17.3 million. We had cash inflows of $27.7 million of proceeds received upon the maturity of our investments. We had cash outflows of $7.5 million related to the purchases of new and replacement training equipment for our ongoing operations. We had a cash outflow of $1.5 million related to the acquisition of BMS and a cash outflow of $1.0 million related to an investment in Pro-Mech.
For the year ending September 30, 2017, we anticipate investing in capital expenditures in the range of $12.5 million to $13.5 million primarily related to the expansion of programs at existing campuses.
For the year ended September 30, 2015, cash used in investing activities was $2.7 million and was primarily related to $29.0 million in purchases of property and equipment and $26.1 million for the purchase of investments. Approximately $9.7 million of the purchase of property and equipment was related to the purchase of the majority of the buildings and land for our Houston, Texas campus facility and $12.5 million was related to the construction of our new Long Beach, California campus. The remainder was related to the purchases of new and replacement training equipment for our ongoing operations. The cash outflows were partially offset by approximately $51.8 million of proceeds received upon the maturity of our investments.
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

Financing Activities
For the year ended September 30, 2016, cash provided by financing activities was $64.9 million and was primarily attributable to the net cash proceeds of $68.9 million for the issuance of preferred stock. We paid common stock cash dividends in October 2015, December 2015 and March 2016 of $0.02 per share, totaling $1.5 million.

In June 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock. We paid $1.4 million for preferred stock cash dividends in September 2016.
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

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2016, we did not repurchase any shares. As of September 30, 2016, we have repurchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Purchase Agreement, stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

Contractual Obligations

The following table sets forth, as of September 30, 2016, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Operating leases, net of sublease income (1)	$155,306	$27,657	$54,331	$42,343	$30,975
Purchase obligations (2)	32,674	18,087	5,426	3,439	5,722
Other long-term obligations (3)	83,467	5,076	9,748	10,121	58,522
Total contractual commitments	$271,447	$50,820	$69,505	$55,903	$95,219

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)
Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Additionally, purchase orders outstanding as of September 30, 2016, employment contracts and minimum payments under licensing and royalty agreements are included.

(3)
Includes lease payments for our Lisle, Illinois and Long Beach, California campuses which are accounted for as financing obligations. See Note 9 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.

Off-Balance Sheet Arrangements

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees or diplomas to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2016, the total face amount of these surety bonds was approximately $19.6 million. We are in the process of renegotiating the bonds required to operate and anticipate collateralizing approximately $11.5 million in bonds, which will be reflected in other assets on our consolidated balance sheets.

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

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

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

	Revenues
	Year Ended September 30,
	2016		2015		2014
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
	($'s in thousands)
December 31	$89,773	25.9%	$95,680	26.3%	$97,040	25.6%
March 31	88,192	25.4%	91,235	25.2%	94,711	25.1%
June 30	82,266	23.7%	85,106	23.5%	91,329	24.1%
September 30	86,915	25.0%	90,653	25.0%	95,313	25.2%
	$347,146	100%	$362,674	100%	$378,393	100%

	Income (Loss) from Operations
	Year Ended September 30,
	2016		2015		2014
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
	($'s in thousands)
December 31	$(2,193)	11.8%	$5,600	(60.7)%	$3,058	48.3%
March 31	(5,770)	31.0%	2,402	(26.0)%	(1,612)	(25.5)%
June 30	(5,450)	29.2%	(3,996)	43.3%	1,011	16.0%
September 30	(5,210)	28.0%	(13,229)	143.4%	3,880	61.2%
	$(18,623)	100%	$(9,223)	100%	$6,337	100%

The decline in revenues for each of the three month periods ended March 31, June 30 and September 30, 2016; March 31, June 30, September 30 and December 31, 2015; and December 31, 2014, as compared to the same periods in the prior year, was primarily due to a decrease in our student population in 2016 and 2015, respectively. The decrease in our student population also contributed to a decline in income (loss) from operations for the three month periods ended March 31 and June 30, 2016; June 30, September 30 and December 31, 2015 as compared to the same periods in the prior year.

For the three month periods ended December 31, 2014, March 31, 2015 and September 30, 2016, income from operations increased as compared to the same periods in the prior year. The increases for the three months ended December 31, 2014 and March 31, 2015 were primarily attributable to cost control efforts as well as a decrease in our depreciation expense. The increase for the three months ended September 30, 2016 was primarily attributable to the goodwill impairment recorded during the prior year comparable period.

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

Revenue recognition. Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program for which payment has not been received. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 98% of our revenues for each of the years ended September 30, 2016, 2015 and 2014 consisted of tuition. Our undergraduate programs are typically designed to be completed in 45 to 102 weeks and our advanced training programs range from 11 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues. Sales of textbooks and program supplies and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

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

Our goodwill resulted primarily from the acquisition of our motorcycle and marine education business in 1998. We recorded an impairment charge of $12.4 million related to the goodwill allocated to our MMI Phoenix, Arizona campus during the year ended September 30, 2015. The remaining $8.2 million of goodwill from this acquisition is allocated to our MMI Orlando, Florida campus that provides the related educational programs. Additionally, we recorded $0.8 million of goodwill related to the acquisition of BrokenMyth Studios, LLC in February 2016. Our total recorded goodwill was $9.0 million as of September 30, 2016. We perform our annual goodwill impairment assessment during the fourth quarter of each fiscal year. In performing our impairment tests, we first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible, as applicable, is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests to compare the estimated fair value of the reporting unit to the carrying value of its net assets.

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

2016 Impairment Testing

We completed our 2016 annual goodwill impairment tests and determined that there was no impairment related to our MMI Orlando, Florida campus. We performed a quantitative goodwill impairment test using the fair value method described above. For the goodwill associated with our newly-acquired BMS reporting unit, we performed a qualitative goodwill impairment analysis and determined it was more likely than not that the fair value of this reporting unit exceeded its carrying value.  Our analysis included consideration of macro-economic and company-specific factors as well as the synergies we are beginning to realize as we integrate this reporting unit into our business.  Actual experience may differ from the amounts included in our assessment, which could result in additional impairment of our goodwill in the future.

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

As a result of our assessment, income tax expense within our statements of income (loss) was impacted by an increase of $34.2 million in the valuation allowance during the year ended September 30, 2016. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. We invest our cash and cash equivalents in mutual funds that invest in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes, U.S. treasury bills and pre-funded municipal bonds collateralized by escrowed-to-maturity U.S. treasury notes. As of September 30, 2016, we held $119.0 million in cash and cash equivalents and $1.7 million in investments. For the year ended September 30, 2016, we earned interest income of $0.2 million. We do not believe that reasonably possible changes in interest rates will have a material effect on our financial position, results of operations or cash flows.

As of September 30, 2016, we did not have short-term or long-term borrowings.

Effect of Inflation

To date, inflation has not had a significant effect on our operations.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-50 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chairman of the Board, Chief Executive Officer and President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman of the Board, Chief Executive Officer and President and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2016 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting are included on pages F-2 and F-3, respectively, of this Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures
Our management, including our Chairman of the Board, Chief Executive Officer and President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Management’s Certifications

The Company has filed as exhibits to its Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC, the certifications of the Chairman of the Board, Chief Executive Officer and President and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.

The Company has submitted to the NYSE the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth in our proxy statement for the 2017 Annual Meeting of Stockholders under the headings “Election of Directors”; “Corporate Governance and Related Matters”; “Code of Conduct”; “Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth in our proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Executive Compensation”, “Compensation Committee Interlocks” and “Compensation Committee Report” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in our proxy statement for the 2017 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth in our proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth in our proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Report.

(2)	All other schedules have been omitted because they are not required, are not applicable, or the required information is shown on the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated December 23, 2004.)
3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant on June 30, 2016.)
3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on June 24, 2016.)
3.4
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

4.2
Registration Rights Agreement, dated December 16, 2003, between the Registrant and certain stockholders signatory thereto. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated October 3, 2003, or an amendment thereto (No. 333-109430).)

4.3
Registration Rights Agreement dated June 24, 2016 by and between the Registrant and Coliseum Holdings I, LLC. (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on June 24, 2016.)

4.4
Rights Agreement, dated as of June 29, 2016, by and between the Registrant and Computershare Inc., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on June 30, 2016.)

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

10.6	Form of Indemnification Agreement by and between the Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Registrant on August 6, 2014.)
10.7*	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 6, 2010.)
10.8*	Employment Agreement, dated April 8, 2014, between the Registrant and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on April 11, 2014.)
10.9*	Employment Agreement, dated April 8, 2014, between the Registrant and Eugene S. Putnam, Jr. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on April 11, 2014.)
10.10*
Severance & Transition Agreement, dated as of September 30, 2013, between the Registrant and John C. White. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on October 4, 2013.)

10.11.1*	Offer Letter, dated as of August 2, 2012, between the Registrant and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on August 21, 2012.)
10.11.2*	Addendum Letter, dated as of August 7, 2012, between the Registrant and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on August 21, 2012.)
10.13*	Form of Retention/Recognition Bonus Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 13, 2011.)
10.14*	Universal Technical Institute, Inc. Severance Plan, as amended December 2014, (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on December 12, 2014.)

10.15
Securities Purchase Agreement dated June 24, 2016, between the Registrant and Coliseum Holdings I, LLC. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 24, 2016.)

21.1	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
24.1	Power of Attorney. (Included on signature page.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101
The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 2016

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Kimberly J. McWaters
Kimberly J. McWaters
Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kimberly J. McWaters and Bryce H. Peterson, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Kimberly J. McWaters Kimberly J. McWaters	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and President	November 30, 2016

/s/ Bryce H. Peterson Bryce H. Peterson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 30, 2016

/s/ Conrad A. Conrad Conrad A. Conrad	Lead Director	November 30, 2016

/s/ David A. Blaszkiewicz David A. Blaszkiewicz	Director	November 30, 2016

/s/ Alan E. Cabito Alan E. Cabito	Director	November 30, 2016

/s/ William J. Lennox, Jr. William J. Lennox, Jr.	Director	November 30, 2016

/s/ Dr. Roderick Paige Dr. Roderick Paige	Director	November 30, 2016

/s/ Roger S. Penske Roger S. Penske	Director	November 30, 2016

/s/ Christopher S. Shackelton Christopher S. Shackelton	Director	November 30, 2016

/s/ Linda J. Srere Linda J. Srere	Director	November 30, 2016

/s/ Kenneth R. Trammell Kenneth R. Trammell	Director	November 30, 2016

/s/ John C. White John C. White	Director	November 30, 2016

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Technical Institute, Inc.
Scottsdale, Arizona
We have audited the internal control over financial reporting of Universal Technical Institute, Inc. and subsidiaries (the "Company") as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2016 of the Company and our report dated November 30, 2016 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
November 30, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Technical Institute, Inc.
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheets of Universal Technical Institute, Inc. and subsidiaries (the “Company”) as of September 30, 2016 and 2015 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
November 30, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Technical Institute, Inc.

In our opinion, the consolidated statements of income (loss), of comprehensive income (loss), of shareholders’ equity and of cash flows for the year ended September 30, 2014 present fairly, in all material respects, the results of operations and cash flows of Universal Technical Institute, Inc. and its subsidiaries (the “Company”) for the year ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
December 3, 2014

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$119,045	$29,438
Restricted cash	5,956	5,824
Investments, current portion	1,691	28,086
Receivables, net	15,253	22,409
Deferred tax assets, net	—	4,539
Prepaid expenses and other current assets	20,004	17,761
Total current assets	161,949	108,057
Investments, less current portion	—	1,719
Property and equipment, net	114,033	124,144
Goodwill	9,005	8,222
Deferred tax assets, net	—	20,248
Other assets	12,172	11,912
Total assets	$297,159	$274,302
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,545	$42,620
Dividends payable	—	485
Deferred revenue	44,491	44,693
Accrued tool sets	2,938	3,624
Financing obligation, current	913	737
Income tax payable	—	1,187
Other current liabilities	3,673	3,148
Total current liabilities	94,560	96,494
Deferred tax liabilities, net	3,141	—
Deferred rent liability	8,987	10,822
Financing obligation	43,141	44,053
Other liabilities	10,716	9,458
Total liabilities	160,545	160,827
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,489,331 shares issued and 24,624,434 shares outstanding as of September 30, 2016 and 31,098,193 shares issued and 24,233,296 shares outstanding as of September 30, 2015	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of September 30, 2016, liquidation preference of $100 per share, and 0 shares issued and outstanding as of September 30, 2015	—	—
Paid-in capital - common	182,615	178,202
Paid-in capital - preferred	68,820	—
Treasury stock, at cost, 6,864,897 shares as of September 30, 2016 and September 30, 2015	(97,388)	(97,388)
Retained earnings (deficit)	(17,454)	32,638
Accumulated other comprehensive income	18	20
Total shareholders’ equity	136,614	113,475
Total liabilities and shareholders’ equity	$297,159	$274,302
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended September 30,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenues	$347,146	$362,674	$378,393
Operating expenses:
Educational services and facilities	194,395	194,416	200,054
Selling, general and administrative	171,374	165,124	172,002
Goodwill impairment	—	12,357	—
Total operating expenses	365,769	371,897	372,056
Income (loss) from operations	(18,623)	(9,223)	6,337
Other (expense) income:
Interest income	243	215	223
Interest expense	(3,439)	(2,340)	(1,847)
Equity in earnings of unconsolidated affiliate	342	527	471
Other income (expense)	(49)	140	563
Total other expense, net	(2,903)	(1,458)	(590)
Income (loss) before income taxes	(21,526)	(10,681)	5,747
Income tax expense (benefit)	26,170	(1,532)	3,710
Net income (loss)	$(47,696)	$(9,149)	$2,037
Preferred stock dividends	1,424	—	—
Income (loss) available for distribution	$(49,120)	$(9,149)	$2,037

Earnings (loss) per share:
Net income (loss) per share - basic	$(2.02)	$(0.38)	$0.08
Net income (loss) per share - diluted	$(2.02)	$(0.38)	$0.08
Weighted average number of shares outstanding:
Basic	24,313	24,391	24,640
Diluted	24,313	24,391	24,920
Cash dividends declared per common share	$0.04	$0.32	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Net income (loss)	$(47,696)	$(9,149)	$2,037
Other comprehensive income (loss) (net of tax):
Equity interest in investee's unrealized gains (losses) on hedging derivatives, net of taxes(1)	(2)	20	—
Comprehensive income (loss)	$(47,698)	$(9,129)	$2,037
(1)The tax effect during the years ended September 30, 2016 and 2015 was not significant.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2013	30,536	$3	—	$—	$171,087	$—	5,892	$(89,346)	$57,420	$—	$139,164
Net income	—	—	—	—	—	—	—	—	2,037	—	2,037
Issuance of common stock under employee plans	453	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(151)	—	—	—	(1,639)	—	—	—	—	—	(1,639)
Tax benefit from employee stock plans	—	—	—	—	(945)	—	—	—	—	—	(945)
Stock-based compensation	—	—	—	—	5,873	—	—	—	—	—	5,873
Shares repurchased	—	—	—	—	—	—	121	(1,423)	—	—	(1,423)
Common stock cash dividends declared	—	—	—	—	—	—	—	—	(9,875)	—	(9,875)
Balance as of September 30, 2014	30,838	$3	—	$—	$174,376	$—	6,013	$(90,769)	$49,582	$—	$133,192
Net income	—	—	—	—	—	—	—	—	(9,149)	—	(9,149)
Issuance of common stock under employee plans	383	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(123)	—	—	—	(519)	—	—	—	—	—	(519)
Stock-based compensation	—	—	—	—	4,345	—	—	—	—	—	4,345
Shares repurchased	—	—	—	—	—	—	852	(6,619)	—	—	(6,619)
Common stock cash dividends declared	—	—	—	—	—	—	—	—	(7,795)	—	(7,795)
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	—	20	20
Balance as of September 30, 2015	31,098	$3	—	$—	$178,202	$—	6,865	$(97,388)	$32,638	$20	$113,475
Net loss	—	—	—	—	—	—	—	—	(47,696)	—	(47,696)
Issuance of Series A Convertible Preferred Stock	—	—	700	—	—	68,820	—	—	—	—	68,820
Issuance of common stock under employee plans	565	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(174)	—	—	—	(394)	—	—	—	—	—	(394)
Stock-based compensation	—	—	—	—	4,807	—	—	—	—	—	4,807
Common stock cash dividends declared	—	—	—	—	—	—	—	—	(972)	—	(972)
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(1,424)	—	(1,424)
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of September 30, 2016	31,489	$3	700	$—	$182,615	$68,820	6,865	$(97,388)	$(17,454)	$18	$136,614
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended September 30,
		2016	2015	2014
		(In thousands)
Cash flows from operating activities:
Net income (loss)		$(47,696)	$(9,149)	$2,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		15,067	17,294	18,923
Amortization of assets subject to financing obligation		2,682	1,861	1,551
Amortization of held-to-maturity investments		405	1,627	2,393
Goodwill impairment		—	12,357	—
Impairment of investment in unconsolidated affiliate		815	—	—
Bad debt expense		1,153	1,589	3,972
Stock-based compensation		4,904	4,265	5,721
Excess tax benefit from stock-based compensation		—	—	(85)
Deferred income taxes		27,928	(5,394)	(4,050)
Equity in earnings of unconsolidated affiliates		(342)	(527)	(471)
Training equipment credits earned, net		(1,176)	(899)	(1,002)
Other (gains) and losses, net		24	24	402
Changes in assets and liabilities:
Restricted cash: Title IV credit balances		165	60	230
Receivables		8,202	(11,443)	(2,701)
Prepaid expenses and other current assets		(2,009)	(1,065)	(767)
Other assets		(127)	(677)	(514)
Accounts payable and accrued expenses		1,855	2,705	(1,859)
Deferred revenue		(202)	(1,672)	(660)
Income tax payable/receivable		(3,394)	(3,149)	4,053
Accrued tool sets and other current liabilities		489	1,678	530
Deferred rent liability		(1,835)	(753)	(1,610)
Other liabilities		476	(490)	963
Net cash provided by operating activities		7,384	8,242	27,056
Cash flows from investing activities:
Purchase of property and equipment		(7,495)	(29,030)	(12,024)
Proceeds from disposal of property and equipment		22	3	42
Purchase of investments		—	(26,061)	(61,729)
Proceeds received upon maturity of investments		27,709	51,792	63,892
Acquisitions	ui	(1,500)	—	—
Investment in joint venture		(1,000)	—	—
Capitalized costs for intangible assets		(575)	(453)	—
Return of capital contribution from unconsolidated affiliate		475	464	568
Restricted cash: proprietary loan program		(289)	607	49
Net cash provided by (used in) investing activities		17,347	(2,678)	(9,202)
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs paid		68,886	—	—
Payment of preferred stock dividend		(1,424)	—	—
Payment of common stock dividends		(1,457)	(7,310)	(9,875)
Repayment of financing obligation		(736)	(663)	(613)
Payment of payroll taxes on stock-based compensation through shares withheld		(393)	(519)	(1,639)
Excess tax benefit from stock-based compensation		—	—	85
Purchase of treasury stock		—	(6,619)	(1,423)
Net cash provided by (used in) financing activities		64,876	(15,111)	(13,465)
Net increase (decrease) in cash and cash equivalents		89,607	(9,547)	4,389
Cash and cash equivalents, beginning of period		29,438	38,985	34,596
Cash and cash equivalents, end of period		$119,045	$29,438	$38,985

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$1,636	$7,010	$3,771
Interest paid	$3,439	$2,340	$1,967
Training equipment obtained in exchange for services	$2,738	$969	$2,473
Depreciation of training equipment obtained in exchange for services	$1,342	$1,168	$1,215
Change in accrued capital expenditures during the period	$1,792	$435	$820
Construction period construction liability - construction in progress	$—	$—	$7,120
Construction period financing obligation - building	$—	$(4,825)	$4,825
Construction liability recognized as financing obligation	$—	$12,316	$33,500
Stock based compensation classified as liability instruments	$175	$—	$—
Vesting of stock based compensation liability	$78	$80	$152
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
Revenue Recognition
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program for which payment has not been received. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 98% of our revenues for each of the years ended September 30, 2016, 2015 and 2014 consisted of tuition. The majority of our undergraduate programs are designed to be completed in 45 to 102 weeks and our advanced training programs range from 11 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $1.5 million, $1.4 million and $1.5 million for the years ended September 30, 2016, 2015 and 2014, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our consolidated balance sheets.
The following table summarizes the impact of the proprietary loan program on our tuition revenue and interest income during each period in our consolidated statements of income (loss) as well as on a cumulative basis at the end of the current period. Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period.

	Year Ended September 30,			Inception to date
	2016	2015	2014
Tuition and interest income excluded	$22,622	$24,192	$26,042	$142,715
Amounts collected and recognized	(7,166)	(5,440)	(3,457)	(21,085)
Net amount excluded during the period	$15,456	$18,752	$22,585	$121,630
As of September 30, 2016, we had committed to provide loans to our students for approximately $144.0 million since inception.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our consolidated balance sheets. Amounts written off represent amounts which have been turned over to third party collectors; such amounts are not included within bad debt expense in our consolidated statements of income (loss).

	Year Ended September 30,
	2016	2015
Balance at beginning of period	$74,664	$70,759
Loans extended	19,341	18,740
Interest accrued	3,888	3,108
Amounts collected and recognized	(7,166)	(5,440)
Amounts written off	(15,216)	(12,503)
Balance at end of period	$75,511	$74,664
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
We review our held-to-maturity investments for impairment quarterly to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments during the years ended September 30, 2016 and 2015.
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
We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using probability weighting techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and charge the impairment as an operating expense in the period in which the determination is made. There were no impairment charges required for the years ended September 30, 2016, 2015 or 2014.
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

Our goodwill resulted primarily from the acquisition of our motorcycle and marine education business in 1998. We recorded an impairment charge of $12.4 million related to the goodwill allocated to our MMI Phoenix, Arizona campus during the year ended September 30, 2015. The remaining $8.2 million of goodwill from this acquisition is allocated to our MMI Orlando, Florida campus that provides the related educational programs. Additionally, we recorded $0.8 million of goodwill related to the acquisition of BrokenMyth Studios, LLC in February 2016. Our total recorded goodwill was $9.0 million as of September 30, 2016. We assess our goodwill for impairment during the fourth quarter of each fiscal year.

The change in the carrying value of goodwill is as follows:

Balance as of September 30, 2015	$8,222
Acquisition of BMS	783
Balance as of September 30, 2016	$9,005

During the year ended September 30, 2016, we utilized a discounted cash flow model that incorporated estimated future cash flows for the next five years and an associated terminal value to determine the fair value of our MMI Orlando, Florida campus. Key management assumptions included in the cash flow model included future

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. Based upon our annual assessments, we determined that our goodwill was not impaired as of September 30, 2016 and that impairment charges were not required. For the goodwill associated with our newly-acquired BMS reporting unit, we performed a qualitative goodwill impairment analysis and determined it was more likely than not that the fair value of this reporting unit exceeded its carrying value.  Our analysis included consideration of macro-economic and company-specific factors as well as the synergies we are beginning to realize as we integrate this reporting unit into our business. Actual experience will differ from the amounts included in our assessment, which could result in impairment of our goodwill in the future.
Self-Insurance Plans
We are self-insured for claims related to employee health and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our claim liabilities are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided. Our recorded net liability related to self-insurance plans was $3.5 million as of September 30, 2016.
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
Advertising Costs
Costs related to advertising are expensed as incurred and totaled approximately $41.2 million, $44.7 million and $39.2 million for the years ended September 30, 2016, 2015 and 2014, respectively.
Stock-Based Compensation
Historically, we have issued restricted stock awards and restricted stock units with vesting subject to service conditions and stock options. We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for restricted stock awards and restricted stock units with only service conditions on a straight-line basis over the requisite service period. We did not grant stock options during the years ended September 30, 2016, 2015 and 2014. Shares issued under our equity compensation plans are new shares.
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
Stock-based compensation expense of $4.9 million, $4.3 million and $5.7 million (pre-tax) was recorded for the years ended September 30, 2016, 2015 and 2014, respectively. The tax benefit related to stock-based compensation recognized was $1.9 million, $1.6 million and $2.3 million for the years ended September 30, 2016, 2015 and 2014, respectively.

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
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, investments and receivables. As of September 30, 2016, we held cash and cash equivalents of $119.0 million, restricted cash of $6.0 million and investments of $1.7 million invested in pre-funded municipal bonds, collateralized by escrowed-to-maturity U.S. treasury notes, certificates of deposit issued by financial institutions and corporate bonds.
We place our cash and cash equivalents and restricted cash with high quality financial institutions and limit the amount of credit exposure with any one financial institution. We mitigate the concentration risk of our investments by limiting the amount invested in any one issuer. We mitigate the risk associated with our investment in corporate bonds by requiring a minimum credit rating of A.
We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the U.S. Department of Education (ED) requirements. Approximately 66% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2016. This percentage differs from our Title IV percentage as calculated under the 90/10 rule due to the prescribed treatment of certain Title IV stipends under the rule. Additionally, approximately 19% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the year ended September 30, 2016.
The financial aid and veterans benefits programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions, including a suspension, limitation, placement on reimbursement status or termination proceeding, which could have a material adverse effect on our business. ED and other regulators have increased the frequency and severity of their enforcement actions against postsecondary schools which have resulted in the imposition of material liabilities, sanctions, letter of credit requirements and other restrictions and, in some cases, resulted in the loss of schools’ eligibility to receive Title IV funds or in closure of the schools.
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
Fair Value of Financial Instruments
The carrying value of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value as of September 30, 2016 and 2015 due to the short-term nature of these instruments.
Comprehensive Income
During the year ended September 30, 2012, we invested $4.0 million to acquire an equity interest in a joint venture (JV) related to the lease of our Lisle, Illinois campus facility. Currently, the JV uses an interest rate cap to manage interest rate risk associated with its floating rate debt. This derivative instrument is designated as a cash flow hedge based on the nature of the risk being hedged. As such, the effective portion of the gain or loss on the derivative is initially reported as a component of the JV’s accumulated other comprehensive income or loss, net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings.  Any ineffective portion of the gain or loss is recognized in the JV’s current earnings.  Due to our equity method investment in the JV, when the JV reports a current year component of other comprehensive income (OCI), we, as an investor, likewise adjust our investment account for the change in investee equity.  In addition, we adjust our OCI for our share of the JV’s currently reported OCI item.  For each of the years ended September 30, 2016 and 2015, our share of the JV’s OCI was less than $0.1 million.
Start-up Costs
Costs related to the start-up of new campuses are expensed as incurred.
3.    Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued guidance which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated statements of cash flows. Further, in November 2016, the FASB issued guidance that requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Based on the restricted cash balances on our consolidated balance sheets, we expect this standard to have an impact on the presentation of our consolidated statements of cash flows.

In June 2016, the FASB issued guidance which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years, including interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact that the standard will have on our results of operations, financial condition and financial statement disclosures.

In March 2016, the FASB issued guidance intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. We intend to adopt this guidance for our fiscal year ending September 30, 2017. We do not anticipate that the update will have a material impact on our results of operations, financial condition or financial statement disclosures.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

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

In November 2015, the FASB issued guidance which simplifies the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This guidance is effective for public business entities for annual periods, and for interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. We intend to adopt this guidance for our fiscal year ending September 30, 2017. We do not anticipate that it will have a material impact on our balance sheet classification, results of operations, financial condition or financial statement disclosures.

In April 2015, the FASB issued guidance related to customers accounting for fees paid in a cloud computing arrangement. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, then the software license element is accounted for consistent with the acquisition of other such licenses. If the arrangement does not include a software license, the arrangement is accounted for as a service contract. Entities have the option of adopting the guidance retrospectively or prospectively. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2015, with early adoption permitted. We intend to adopt the guidance prospectively and do not anticipate that the guidance will have a material impact on our results of operations, financial condition or financial statement disclosures.

In February 2015, the FASB issued guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships with similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Entities have the option of using a full or modified retrospective approach to adopt the guidance. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We do not anticipate it will have a material impact on our results of operations, financial condition or financial statement disclosures.

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

4.  Postemployment Benefits
In September 2016, we completed a reduction in workforce and provided postemployment benefits totaling approximately $3.9 million to approximately 70 impacted employees. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in November 2018.

The postemployment benefit accrual activity for the year ended September 30, 2016 was as follows:

	Liability Balance at September 30, 2015	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at September 30, 2016
Severance	$545	$5,015	$(1,334)	$(180)	$4,046
Other	—	285	(81)	(15)	189
Total	$545	$5,300	$(1,415)	$(195)	$4,235

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.

5.  Receivables, net
Receivables, net consist of the following:

	September 30,
	2016	2015
Tuition receivables	$10,664	$18,517
Tax receivables	2,207	—
Other receivables	3,333	5,712
Receivables	16,204	24,229
Less allowance for uncollectible accounts	(951)	(1,820)
	$15,253	$22,409

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

The following table summarizes the activity for our allowance for uncollectible accounts for the year ended September 30:

	Balance at Beginning of Period	Additions to Bad Debt Expense	Write-offs of Uncollectible Accounts	Balance at End of Period
2016	$1,820	$1,153	$(2,022)	$951
2015	$3,794	$2,634	$(4,608)	$1,820
2014	$4,149	$3,972	$(4,327)	$3,794

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

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2016 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$744	$—	$—	$744
Corporate bonds	200	—	—	200
Certificates of deposit	747	—	—	747
	$1,691	$—	$—	$1,691

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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$108,963	$108,963	$—	$—
Corporate bonds	200	200	—	—
Commercial paper	2,501	—	2,501	—
Municipal bonds	744	—	744	—
Certificates of deposit	747	—	747	—
Total assets at fair value on a recurring basis	$113,155	$109,163	$3,992	$—

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

8.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	September 30, 2016	September 30, 2015
Land	—	$3,189	$3,189
Building and building improvements	30-35	78,870	79,555
Leasehold improvements	1-28	39,539	39,326
Training equipment	3-10	92,601	87,795
Office and computer equipment	3-10	37,688	38,776
Curriculum development	5	18,702	18,716
Software developed for internal use	3-5	11,905	11,859
Vehicles	5	1,228	1,233
Construction in progress	—	2,195	3,941
		285,917	284,390
Less accumulated depreciation and amortization		(171,884)	(160,246)
		$114,033	$124,144
Depreciation expense related to our property and equipment was $17.3 million, $16.5 million and $17.7 million for the years ended September 30, 2016, 2015 and 2014, respectively. Amortization expense related to curriculum development and software developed for internal use was $1.1 million, $3.6 million and $4.0 million for the years ended September 30, 2016, 2015 and 2014, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following amounts, which are included in the above table, represent assets financed by financing obligations:

	September 30, 2016	September 30, 2015
Buildings and building improvements	$45,816	$45,816
Construction in progress	—	—
Assets financed by financing obligations, gross	45,816	45,816
Less accumulated depreciation and amortization	(6,162)	(3,480)
Assets financed by financing obligation, net	$39,654	$42,336

9.   Build-to-Suit Lease

We entered into build-to-suit facility lease agreements related to the design and construction of our Long Beach, California campus and the relocation of our Glendale Heights, Illinois campus to, and the design and construction of a new campus in, Lisle, Illinois. Under each agreement, we determined that we have continued involvement in the related facility after the construction period was completed. Therefore, the arrangements are accounted for as financing obligations. Accordingly, the asset and a corresponding financing obligation are included in our consolidated balance sheet. The asset will be depreciated over the initial lease term of 15 years for our Long Beach, California campus, and over the initial lease term of 18 years for our Lisle, Illinois campus. The financing obligation is amortized through the effective interest method in which a portion of the lease payments is recognized as interest expense, a portion is allocated to the imputed land lease and the remaining portion decreases the financing obligation.

Additionally, for each campus, we have an imputed operating lease related to our use of the land which is recognized from the time we entered into the agreement through the initial lease term. Construction for our Long Beach, California campus was completed during August 2015 and the facility was placed into service effective September 1, 2015. Construction for our Lisle, Illinois campus was completed during November 2013 and the facility was placed into service effective December 1, 2013.

Future minimum lease payments under the Lisle, Illinois and Long Beach, California leases as of September 30, 2016 are as follows:

Years ending September 30,
2017	$4,402
2018	4,522
2019	4,646
2020	4,772
2021	4,902
Thereafter	55,001
Total future minimum lease obligation	$78,245
Less imputed interest on financing obligation	(33,542)
Less imputed accrued land lease obligation	(649)
Net present value of financing obligation	$44,054

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

10.   Investment in Unconsolidated Affiliates

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

Additionally, in February 2016, we made an investment in and entered into a licensing agreement with Pro-MECH Learning Systems, LLC (Pro-MECH), a company that provides comprehensive technician development programs and shop operations services. This investment, which included $0.7 million in cash as well as the conversion of a $0.3 million note receivable extended during the first quarter of 2016, resulted in our ownership of 25% of the outstanding equity interests of Pro-MECH. The $1.0 million investment was accounted for under the equity method of accounting. During the three months ended September 30, 2016, we determined that our investment was impaired and recorded an other-than-temporary impairment charge of $0.8 million, which was included within other expense on our consolidated statements of income (loss).

Our equity in earnings of unconsolidated affiliates was $0.3 million and $0.5 million for the years ended September 30, 2016 and September 30, 2015, respectively.

Investment in unconsolidated affiliates consists of the following:

	September 30, 2016		September 30, 2015
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in JV	$4,036	27.972%	$3,986	27.972%
Investment in Pro-MECH	$—	25.000%	$—	—

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Investment in unconsolidated affiliates included the following activity during the period:

	Year ended September 30,
	2016	2015
Balance at beginning of period	$3,986	$3,903
Investment in unconsolidated affiliate	1,000	—
Equity in earnings of unconsolidated affiliates	342	527
Return of capital contribution from unconsolidated affiliates	(475)	(464)
Loss on impairment of investment in unconsolidated affiliates	(815)	—
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes	(2)	20
Balance at end of period	$4,036	$3,986

11.  Acquisitions

On February 9, 2016, we entered into an agreement to acquire substantially all of the assets of BrokenMyth Studios, LLC (BMS), a New York-based full production studio that offers a variety of services, including system architecture design, application and website development, interactive media development and digital technical training for diesel, medical and industrial equipment companies.

The cash purchase price for this transaction was $1.5 million and the acquisition includes potential contingent consideration payments in the future. The payment of the contingent consideration, which has a maximum value of $0.9 million, is based upon BMS’s achievement of certain operating income metrics over the three-year period following the date of acquisition. On the acquisition date, we estimated the fair value of the contingent consideration to be $0.2 million using a discounted cash flow valuation method encompassing unobservable inputs, including projected operating results for the performance period and the discount rate applied. During the three months ended September 30, 2016, we recorded an immaterial adjustment to the estimated fair value of the contingent consideration.

We incurred transaction costs of less than $0.1 million for this acquisition, which are included within selling, general and administrative expenses on our consolidated statements of income (loss). We accounted for the acquisition as a business combination and allocated the purchase price to the assets acquired at fair value as summarized below:

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

The operating results of BMS are included in our consolidated financial statements from the date of the acquisition forward. We have not provided pro forma information or the revenue and operating results of the acquired entity because its results of operations are not material to our consolidated results of operations.

12.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30, 2016	September 30, 2015
Accounts payable	$11,805	$14,498
Accrued compensation and benefits	22,501	17,534
Other accrued expenses	8,239	10,588
	$42,545	$42,620

13.   Income Taxes

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

As a result of our assessment, our income tax expense was impacted by $34.2 million related to the increase in the valuation allowance within our consolidated statements of income (loss) during the year ended September 30, 2016. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

Under Section 382 of the Internal Revenue Code, for income tax purposes only, we underwent an ownership change as a result of the preferred stock issuance in June 2016. Accordingly, certain deductions and losses will be subject to an annual Section 382 limitation for both federal and state tax purposes. The limitation may affect the timing of when these deductions and losses can be used and, in turn, may impact the timing of the payment of income taxes. The limitation may also cause such deductions and losses to expire unused.
The components of income tax expense (benefit) are as follows:

	Year Ended September 30,
	2016	2015	2014
Current expense
United States federal	$(2,043)	$2,819	$6,425
State	285	1,043	1,335
Total current expense (benefit)	(1,758)	3,862	7,760
Deferred (benefit) expense
United States federal	24,877	(5,109)	(3,923)
State	3,051	(285)	(127)
Total deferred (benefit) expense	27,928	(5,394)	(4,050)
Total provision for income taxes	$26,170	$(1,532)	$3,710

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35.0% to pre-tax income for the year. The reasons for the differences are as follows:

	Year Ended September 30,
	2016	2015	2014
Income tax expense at statutory rate	$(7,534)	$(3,738)	$2,012
State income taxes, net of federal tax benefit	(531)	265	648
Deferred tax asset write-off related to share based compensation	51	1,572	828
Increase in valuation allowance	34,184	128	49
Other, net	—	241	173
Total income tax expense	$26,170	$(1,532)	$3,710

Beginning in December 2013, certain stock-based compensation awards granted to employees expired, which required a write-off of the related deferred tax asset through income tax expense as our pro forma windfall pool of available excess tax benefits was no longer sufficient to absorb the shortfall. As a result of the full valuation allowance recorded on our deferred tax assets during the three months ended March 31, 2016, any write-offs of deferred tax assets related to stock-based compensation will have no impact on income tax expense. Subsequent

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

to March 31, 2016, we wrote off $1.8 million of deferred tax assets related to stock-based compensation and reduced the corresponding valuation allowance by the same amount.

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	September 30,
	2016	2015
Gross deferred tax assets:
Deferred compensation	$2,083	$1,784
Reserves and accruals	5,417	5,395
Accrued tool sets	1,188	1,460
Deferred revenue	22,326	19,606
Deferred rent liability	1,213	1,939
Net operating losses and tax credit carryforwards	479	393
Depreciation and amortization of property and equipment	684	—
Charitable contribution carryovers	671	—
Deductions limited by Section 382	592	—
Valuation allowance	(32,828)	(401)
Total gross deferred tax assets	1,825	30,176
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(3,141)	(3,140)
Depreciation and amortization of property and equipment	—	(421)
Prepaid and other expenses deductible for tax	(1,825)	(1,828)
Total deferred tax liabilities, gross	(4,966)	(5,389)
Net deferred tax assets (liabilities)	$(3,141)	$24,787

The following table summarizes the activity for the valuation allowance for the year ended September 30:

	Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Write-offs	Balance at End of Period
2016	$401	$34,184	$(1,757)	$32,828
2015	$273	$128	$—	$401
2014	$224	$49	$—	$273

As of September 30, 2016, we had approximately $1.7 million in deferred tax assets related to charitable contribution carryforwards, deductions limited by Section 382, as well as net operating loss and credit carryforwards. These attributes will expire in the years 2017 through 2037.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

14.   Commitments and Contingencies
Operating Leases
We lease certain of our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Property at one of our campus locations is leased from a related party. Future minimum rental commitments as of September 30, 2016 for all non-cancelable operating leases are as follows:

Years ending September 30,	Gross	Sublease income	Net
2017	$27,982	(325)	$27,657
2018	27,818	(328)	27,490
2019	27,173	(332)	26,841
2020	22,660	(157)	22,503
2021	19,840	—	19,840
Thereafter	30,975	—	30,975
	$156,448	$(1,142)	$155,306
Rent expense for operating leases was approximately $27.9 million, $28.0 million and $27.9 million for the years ended September 30, 2016, 2015 and 2014, respectively.
Rent expense includes rent paid to related parties, which was approximately $2.0 million, $2.1 million and $2.3 million for the years ended September 30, 2016, 2015 and 2014, respectively. Since 1991, certain of our properties have been leased from entities controlled by John C. White, an independent Director on our Board of Directors.
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
Another portion of the property comprising our Orlando, Florida location is occupied pursuant to a lease with Delegates LLC, an entity controlled by the White Family Trust, with the lease term expiring on August 31, 2022. The beneficiaries of this trust are Mr. White’s children, and the trustee of the trust is not related to Mr. White. Annual base lease payments for the first year under this lease totaled approximately $0.7 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index.

Licensing Agreements
In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. The agreement was amended in November 2009. Under the terms of the amended agreement, we are required to pay a flat fee per student for each program a student completes. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than ninety days notification of intent to terminate. License fees related to this agreement were $0.9 million,

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

$1.1 million and $1.0 million for the years ended September 30, 2016, 2015 and 2014, respectively, and were recorded in educational services and facilities expenses.
In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. The agreement was amended January 2015 and expires December 31, 2024. We are committed to pay royalties based upon minimum amounts specified in the agreement, throughout the term. The agreement required a minimum royalty payment of $1.6 million in calendar year 2016. The minimum royalty payments increase approximately $0.05 million every other calendar year thereafter. The expense related to these agreements was $1.7 million, $1.9 million and $1.8 million for the years ended September 30, 2016, 2015 and 2014, respectively, and was recorded in educational services and facilities expenses.

In July 2013, we entered into a training and materials agreement that gives us the right to use certain materials and trademarks in development of our courses. Under the terms of the agreement, we are required to pay a flat fee per student for each related program a student completes. There is an immaterial minimum annual fee required to be paid upon commencement of the program and annually thereafter. The agreement terminates upon the written notice of either party providing not less than 90 days notification of intent to terminate. The expense related to this agreement was $0.1 million for the year ended September 30, 2016 and less than $0.1 million for the years ended September 30, 2015 and 2014, and was recorded in educational services and facilities expenses.

In April 2015, we entered into a licensing agreement that gives us the right to use certain trademarks in connection with the operation of our campuses and courses. The agreement has an initial term of four years, with options for three annual renewals totaling a seven year term. The maximum license fee over seven years is $2.3 million. The expense related to this agreement was $0.5 million and $0.2 million for the years ended September 30, 2016 and 2015, respectively, and was recorded in educational services and facilities expenses.
Vendor Relationships
We have an agreement with a vendor that allows us to purchase promotional tool kits for our students at a discount from the vendor’s list price. In addition, we earn credits that are redeemable for equipment from the vendor that we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant the vendor exclusive access to our campuses, to display advertising and to use their tools to train our students. Under the related agreement, which expires in April 2017, we are required to maintain a minimum balance of $1.0 million in credits earned on student purchases. The credits under this agreement may be redeemed in multiple ways, which historically has been for additional equipment at the full retail list price, which is more than we would be required to pay using cash. Upon termination of the agreement, we continue to earn credits relative to promotional tool kits we purchase or additional tools our active students purchase. We continue to earn these credits until a tool kit is provided to the last student eligible under the agreement. A net prepaid expense with the vendor resulted from an excess of credits earned over credits used of $7.1 million and $6.4 million as of September 30, 2016 and 2015, respectively.
Students are provided a voucher which can be redeemed for a tool kit near graduation. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool kit vouchers are provided. Our consolidated balance sheets include an accrued tool set liability of $2.9 million and $3.6 million as of September 30, 2016 and 2015, respectively. Additionally, our liability to the vendor for vouchers redeemed by students was $1.5 million and $1.2 million as of September 30, 2016 and 2015, respectively, and is included in accounts payable and accrued expenses in our consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Executive Employment Agreements
We have employment agreements with key executives that provide for continued salary payments and benefits if the executives are terminated for reasons other than cause or in the event of a change in control, as defined in the agreements. The range of the aggregate commitment upon termination of employment under these agreements and existing equity award agreements as of September 30, 2016 is approximately $1.6 million to $2.5 million. This excludes amounts recorded on our consolidated balance sheet as of September 30, 2016 related to employees impacted by the September 2016 reduction in workforce.
Change in Control Agreements
We have severance agreements with other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in control. Under the terms of the agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements as of September 30, 2016 is approximately $9.5 million.
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
Our obligations under the Plan totaled $4.5 million and $4.5 million as of September 30, 2016 and 2015, respectively, and are included in other liabilities while the cash surrender value of the life insurance policies totaled $5.3 million and $5.0 million as of September 30, 2016 and 2015, respectively, and are included in other assets in our consolidated balance sheets.
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2016, the total face amount of these surety bonds was approximately $19.6 million. We are in the process of renegotiating the bonds required to operate and anticipate collateralizing approximately $11.5 million in bonds, which will be reflected in other assets on our consolidated balance sheets.

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

In September 2012, we received a Civil Investigative Demand (CID) from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to the September 2012. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013.  In response to a status update request from us, the Attorney General requested and we provided in April 2015 additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. We have not received any additional requests since April 2015. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

15.  Shareholders’ Equity
Common Stock
Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. On October 5, 2015, December 18, 2015 and March 31, 2016, we paid cash dividends of $0.02 per share to common stockholders of record as of September 28, 2015, December 4, 2015 and March 21, 2016, respectively. The aggregate payment was approximately $1.5 million. On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock.
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of September 30, 2016 and 2015, 700,000 and 0 shares of Series A Preferred Stock, respectively, were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2016.

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

Dividends

We may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). Such dividend shall be paid before any dividends would be declared or paid to common stockholders or other junior stockholders. If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and will begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $1.4 million during the year ended September 30, 2016.

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

Voting

Holders of shares of Series A Preferred Stock will be entitled to vote with the holders of shares of common stock on an as-converted basis. The holders of the Series A Preferred Stock may vote only to an extent not to exceed 4.99% of the aggregate voting power of all of our voting stock outstanding at the close of business on the issue date (Investor Voting Cap), until such time that we seek regulatory approval to remove this cap. Additionally, a majority of the voting power of the Series A Preferred Stock must approve certain significant actions, including, among others, the issuance of certain equity securities; the repurchase, redemption or acquisition of our common stock; the incurrence of debt; the payment of dividends or distributions to any junior stock prior to December 31, 2017; the consummation of certain acquisitions, mergers or other such transactions; and the sale of material assets.

Coliseum Capital Management, LLC, an affiliate of the Purchaser, and its affiliates also beneficially own 3,601,724 shares of our common stock, as reported in a form 13D/A filed with the SEC on June 28, 2016; this represents approximately 14.6% of our outstanding common stock. There is no voting limitation on this common stock.

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

Optional Conversion by Purchaser

Shares of Series A Preferred Stock are convertible in common stock at any time at the option of the holder. The Series A Preferred Stock may be converted only to the extent that the number of shares of common stock issued upon conversion does not exceed 4.99% of the total share of common stock outstanding on the issue date (Conversion Cap). The Conversion Cap was calculated to be 1,225,227 shares on the issue date of June 24, 2016, and may be removed upon regulatory approval.

Optional Conversion by Our Company

If at any time following the third anniversary of the issuance of the Series A Preferred Stock, the volume weighted average price of our common stock equals or exceeds 2.5 times the conversion price of the Series A Preferred Stock for a period of 20 consecutive trading days (Conversion Trigger), we may, at our option and subject to obtaining any required stockholder and regulatory approvals, require that any or all of the then outstanding

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

shares of Series A Preferred Stock be automatically converted into our common stock at the conversion rate. We may not elect such conversion during the closed trading window periods in which any director or executive officer of our company is prohibited by us to, directly or indirectly, purchase, sell or otherwise acquire or transfer any equity security of our company. If we are unable to obtain the necessary regulatory approvals to remove the Conversion Cap within 120 days of giving our notice of intent to convert, we will have the option to redeem all shares of the Series A Preferred Stock at a premium.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Under the Securities Act, we were not required to register the offer or sale of the Series A Preferred Stock to the Purchaser. In conjunction with the Purchase Agreement, the parties entered into a Registration Rights Agreement in order to grant the Purchaser certain demand and piggyback registration rights covering the purchased shares. In the event that the Purchaser requests such registration of the Series A Preferred Stock, the Registration Rights agreement provides that we shall bear all expenses associated with the registration, with the exception of underwriting discounts and commissions and brokerage fees.
Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2016, we did not repurchase shares. As of September 30, 2016, we have repurchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Purchase Agreement, stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.
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

As of September 30, 2016, 2.3 million shares of common stock were reserved for issuance under the 2003 Plan, of which 1.4 million shares are available for future grant.

We use historical data to estimate forfeitures. Our estimated forfeitures are adjusted as actual forfeitures differ from our estimates, resulting in stock-based compensation expense only for those awards that actually vest. If factors change and different assumptions are employed in future periods, previously recognized stock-based compensation expense may require adjustment. Beginning October 1, 2016, we early adopted the guidance issued by the FASB in March 2016 and, going forward, will account for forfeitures as they occur.

The following table summarizes the operating expense line and the impact on net income (loss) in the consolidated statements of income (loss) in which stock-based compensation expense has been recorded:

	Year Ended September 30,
	2016	2015	2014
Educational services and facilities	$280	$294	$587
Selling, general and administrative	4,624	3,971	5,134
Total stock-based compensation expense	$4,904	$4,265	$5,721
Income tax benefit	$1,873	$1,629	$2,288

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

The following table summarizes restricted stock activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock outstanding as of September 30, 2015	218	$12.85
Restricted stock vested	(136)	$13.09
Restricted stock forfeited	(24)	$12.62
Nonvested restricted stock outstanding as of September 30, 2016	58	$12.38

As of September 30, 2016, unrecognized stock compensation expense related to restricted stock awards was $0.7 million which is expected to be recognized over a weighted average period of 1.0 year.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

There were no restricted stock awards granted during the years ended September 30, 2016, 2015 and 2014.

Restricted Stock Units

Our restricted stock units are issued at fair market value, which is based on the closing prices of our stock on the grant date, discounted for non-participation in anticipated dividends during the vesting period. The restrictions on these units generally lapse ratably over a four or five year period based on the terms of the individual grant. The restrictions associated with our restricted stock units awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination. The awards to our Chairman of the Board, Chief Executive Officer and President and to our former President and Chief Financial Officer were made pursuant to updated forms of award agreements that implement certain retirement vesting provisions of such executives' April 2014 employment agreements. The updated award agreements include a provision for continued vesting for 12 months after a qualifying retirement, as defined by these executives' respective employment agreements and subject to compliance with certain covenants.
The following table summarizes restricted stock unit activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding as of September 30, 2015	995	$6.76
Restricted stock units awarded	535	$2.30
Restricted stock units vested	(325)	$7.45
Restricted stock units forfeited	(247)	$4.55
Nonvested restricted stock units outstanding as of September 30, 2016	958	$4.61

As of September 30, 2016, unrecognized stock compensation expense related to restricted stock awards was $3.7 million which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes the weighted average fair values of the restricted stock units granted:

	Year Ended September 30,
	2016	2015	2014
Weighted average grant date fair value per share	$2.30	$4.49	$10.05

The assumed quarterly dividend rate was $0.10 per share for restricted stock units granted during the years ended September 30, 2014 and during the first nine months of the year ended September 30, 2015. The assumed quarterly dividend rate was $0.02 per share for restricted stock units granted during the three months ended September 30, 2015. The assumed quarterly dividend rate was $0.00 per share for restricted stock units granted during the year ended September 30, 2016 due to the elimination of the quarterly cash dividend by our Board of Directors on June 9, 2016; the only awards granted during year were granted in September 2016.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

16.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic earnings (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. The two-class method was not applicable for the year ended September 30, 2016.

Diluted earnings (loss) per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. For the years ended September 30, 2016 and 2015, diluted loss per share equaled basic loss per share as the assumed activity related to outstanding stock-based grants would have an anti-dilutive effect.
The following table summarizes the computation of basic and diluted earnings (loss) per share under the as-converted method:

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Income (loss) available for distribution	$(49,120)	$(9,149)	$2,037

Weighted average number of shares
Basic shares outstanding	24,313	24,391	24,640
Dilutive effect related to employee stock plans	—	—	280
Diluted shares outstanding	24,313	24,391	24,920

Net income (loss) per share - basic	$(2.02)	$(0.38)	$0.08
Net income (loss) per share - diluted	$(2.02)	$(0.38)	$0.08

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Outstanding stock-based grants	816	1,044	884
Convertible preferred stock	5,629	—	—
	6,445	1,044	884

17. Defined Contribution Employee Benefit Plan
We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made matching contributions of approximately $0.7 million, $0.2 million and $1.1 million for the years ended September 30, 2016, 2015 and 2014, respectively.

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
Summary information by reportable segment is as follows:

	Year Ended September 30,
	2016	2015	2014
Revenues
Postsecondary education	$334,156	$350,682	$367,630
Other	12,990	11,992	10,763
Consolidated	$347,146	$362,674	$378,393
Income (loss) from operations
Postsecondary education	$(13,980)	$(5,911)	$9,045
Other	(4,643)	(3,312)	(2,708)
Consolidated	$(18,623)	$(9,223)	$6,337
Depreciation and amortization (1)
Postsecondary education	$17,222	$18,888	$20,121
Other	527	267	353
Consolidated	$17,749	$19,155	$20,474
Net income (loss)
Postsecondary education	$(44,467)	$(7,477)	$3,272
Other	(3,229)	(1,672)	(1,235)
Consolidated	$(47,696)	$(9,149)	$2,037

	As of September 30,
	2016	2015	2014
Goodwill
Postsecondary education	$8,222	$8,222	$20,579
Other	783	—	—
Consolidated	$9,005	$8,222	$20,579
Total assets
Postsecondary education	$289,688	$266,922	$282,529
Other	7,471	7,380	5,540
Consolidated	$297,159	$274,302	$288,069

(1) Excludes depreciation of training equipment obtained in exchange for services of $1.3 million, $1.2 million and $1.2 million for the years ended September 30, 2016, 2015 and 2014, respectively.

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

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. ED will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. The Program Participation Agreement (PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix were last recertified in October 2010 and entered into new PPAs with ED which expired on June 30, 2016. In accordance with ED guidance, we submitted materially complete applications for recertification prior to the June 30, 2016 expiration, allowing these institutions to continue to fully participate until ED makes a determination of recertification. Universal Technical Institute of Texas was recertified in February 2012 and entered into a new PPA with ED which will expire March 31, 2018.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Regulation of Federal Student Financial Aid Programs

Congress continues to be focused on for-profit education institutions, specifically regarding participation in Title IV Programs and U.S. DOD oversight of tuition assistance for military service members attending for-profit colleges. This Congressional activity could result in the enactment of more stringent legislation by Congress, further rulemakings affecting participation in Title IV Programs and other governmental actions, increasing regulation of the for-profit sector. Action by Congress may also increase our administrative costs and require us to modify our practices in order for our institutions to comply with Title IV Program requirements. In addition, concerns generated by this Congressional activity may adversely affect enrollment in for-profit educational institutions such as ours.

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

In October 2016, ED issued to our schools draft versions of the first set of DE rates to be issued under the new rule. Under these draft DE rates for the 2015 debt measure year, none of our programs had failing rates. Nine of our 12 educational programs achieved passing rates, and the other three programs were in the zone. The three programs in the zone are the Collision Repair, Automotive and Motorcycle programs at our Universal Technical Institute of Phoenix institution, which includes our MMI Phoenix, Arizona and Orlando, Florida campuses and our Sacramento, California campus. All of the programs at our Universal Technical Institute of Arizona and Universal Technical Institute of Texas institutions had passing draft DE rates. The draft DE rates are subject to data challenges and to further adjustments before ED issues final versions of these rates and, therefore, may be subject to change. The final DE rates are expected to be issued in early 2017. The next set of rates for the 2016 debt measure year is expected to be issued later in 2017, although we cannot predict with certainty when the draft and final versions of the rates will be issued. With respect to future DE rates, we are not able to develop reliable projections of our programs' performance under the final rule because we do not have access to the SSA earnings data that is used in the calculations.
Defense to Repayment Regulations
On November 1, 2016, ED published final regulations establishing new rules regarding, among other things, the ability of borrowers to obtain discharges of their obligations to repay certain Title IV loans and for ED to initiate a proceeding to collect from the institution the discharged and returned amounts and the extensive list of circumstances that may require institutions to provide letters of credit or other financial protection to ED. The new regulations, among other things:

•
Establish amended procedures and standards for borrowers, either individually or as a group, to assert through an ED-administered process a defense to the borrowers’ obligation to repay certain Title IV loans based on certain acts or omissions of the institution. The regulations also expand the types of defenses available for loans first disbursed on or after July 1, 2017. If ED approves the borrower’s defense to

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

repayment through the applicable administrative process established in the proposed regulations, ED may discharge the borrower’s obligation to repay some or all of the borrower’s student loans and may initiate a separate proceeding to collect from the institution the discharged and returned amounts.

•
Revise the financial responsibility regulations to expand the list of actions or events that would require an institution to provide ED with a letter of credit or other form of acceptable financial protection and potentially be subject to other conditions and requirements. The specified list of events is extensive and includes, among other potential triggers, certain debts or liabilities arising from settlements or final judgments in judicial or administrative proceedings and certain lawsuits pending for 120 days and initiated by a federal or state authority against the institution with respect to Direct Loans or educational services; certain other lawsuits in which the institution’s summary judgment motion was denied or not filed, certain closures of one or more of the institution’s locations, one or more gainful employment programs with gainful employment rates that could result in the program becoming ineligible in the next award year, certain withdrawals of owner’s equity from the institution including by dividend, failure to comply with the 90/10 Rule for the most recently completed fiscal year, SEC warning that it may suspend trading on the institution’s stock, failure to file certain reports with the SEC, the exchange on which the institution’s stock is traded notifying the institution that it is not in compliance with exchange requirements or that its stock is delisted, cohort default rates of at least 30 percent for its two most recent rates, certain significant fluctuations in Title IV funding, certain citations for failure to comply with state agency requirements, failure to comply with yet to be developed ED financial stress tests, high annual dropout rates, the institution being placed on probation or issued a show-cause or similar action by its accrediting agency, certain violations of loan agreements, expected or pending claims for borrower relief discharges, and certain other events that ED might identify as reasonably likely to have a material adverse effect on the financial condition, business or results of operations of the institutions.

•
Require proprietary institutions with student loan repayment rates, as defined in the regulations, below prescribed thresholds to provide an ED-prepared warning to prospective and enrolled students, as well as placement of the warning on its website and in all promotional materials and advertisements.

•
Prohibit the use and reliance upon certain contractual provisions regarding dispute resolution processes, such as pre-dispute arbitration agreements or class action waivers, and require certain notifications, contract provisions and disclosures by institutions regarding students’ ability to participate in certain class action lawsuits or initiate certain lawsuits instead of through arbitration.

The new regulations have a general effective date of July 1, 2017.

90/10 Rule

A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. For the year ended September 30, 2016, approximately 72% of our revenues, on a cash basis, were derived from funds distributed under Title IV Programs, as calculated under the 90/10 rule.

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

Financial Responsibility Standards

An institution’s financial responsibility is measured by its composite score, which is calculated by ED based on three ratios. ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all of its financial obligations including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, comply with certain past performance requirements and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. If ED determines that an institution does not satisfy its financial responsibility standards, depending on the resulting composite score and other factors, that institution may establish its financial responsibility on an alternative basis.

If an institution's composite score is below 1.5, but is at least 1.0, the institution is in a category classified by ED as the zone. Under ED regulations, institutions in the zone solely because their composite score is less than 1.5 are still considered to be financially responsible, but require additional oversight by ED in the form of cash monitoring and other participation requirements. Institutions in the zone typically are permitted by ED to continue to participate in the Title IV programs under one of two alternatives: 1) the “Zone Alternative” under which an institution is required to make disbursements to students under a payment method other than ED’s standard repayment, typically the Heightened Cash Monitoring 1 (HCM1) payment method; to notify ED within 10 days after the occurrence of certain oversight and financial events and to comply with other operating conditions imposed by ED or 2) submit a letter of credit to ED equal to at least 50 percent of the Title IV funds received by the institutions during the most recent fiscal year.  ED permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the “Zone Alternative” notification requirement under regulations in effect until July 1, 2017, the institution must provide timely information to ED regarding any of the following oversight and financial events:

•	any adverse action, including a probation or similar action, taken against the institution by its accrediting agency, state authority or other federal agency;

•	any event that causes the institution to realize any liability that was noted as a contingent liability in the institution's most recent audited financial statements;

•	any violation by the institution of any loan agreement;

•	any failure of the institution to make a payment in accordance with its debt obligations that results in a creditor filing suit to recover funds under those obligations;

•	any withdrawal of owner's equity/net assets from the institution by any means, including by declaring a dividend;

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

•	any extraordinary losses as defined in accordance with generally accepted accounting principles; or

•	any filing of a petition by the institution for relief in bankruptcy court.

Under the new regulations that take effect on July 1, 2017, the list of information that an institution must provide timely to ED will change to the following: any event that causes the institution, or a related entity, to realize any liability that was noted as a contingent liability in the institution’s or related entity’s most recent audited financial statement or any losses that are unusual in nature and infrequently occur or both as defined in accordance with certain specified accounting standards. The institution also will be required to notify ED of certain other events described in the new Defense to Repayment regulations. ED could impose a letter of credit or other conditions or requirements upon us in response to the reporting of any oversight or financial events.

Under the HCM1 payment method, the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from ED.  As long as the student accounts are credited before the funding requests are initiated, an institution is permitted to draw down funds through ED’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the Heightened Cash Monitoring 2 (HCM2) or reimbursement payment methods, the HCM1 payment method typically does not require institutions to submit documentation to ED and wait for ED approval before drawing down Title IV funds. ED may place an institution that is in the zone on the HCM2 or reimbursement methods of payment. Under regulations published on October 30, 2015 with an effective date of July 1, 2016, an institution on the HCM1, HCM2 or reimbursement payment methods must pay any credit balances due to a student or parent before drawing down funds from ED for the amount of disbursements made to the student or parent.
Under current regulations in effect until July 1, 2017, if an institution's composite score is below 1.0, the institution is considered by ED to lack financial responsibility. If ED determines that an institution does not satisfy ED's financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

•	posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during its most recently completed fiscal year; or

•
posting a letter of credit in an amount equal to at least 10% of such prior year's Title IV Program funds, accepting provisional certification for a period of no more than three years, complying with additional ED notification and operating requirements and conditions and agreeing to receive Title IV Program funds under an arrangement other than ED's standard advance funding arrangement. Under new regulations that take effect on July 1, 2017, ED may increase this amount to account for ED’s determination of the additional amount of financial protection needed to fully cover any estimated losses.

If an institution is unable to establish financial responsibility on an alternative basis, the institution may be subject to financial penalties, restrictions on our operations and loss of external financial aid funding.
ED has published final regulations that amend the financial responsibility regulations to expand the list of actions or events that require an institution to provide ED with a letter of credit or other form of acceptable financial protection. The regulations also, among other things, may increase the amount of the letter of credit or other form of financial protection that an institution must provide to ED if the institution has a composite score below 1.0, no longer qualifies for the Zone Alternative or does not comply with other applicable requirements of the financial responsibility regulations. These new requirements are scheduled to become effective on July 1, 2017.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. As anticipated, upon review of our 2015 financial statements and composite score, ED communicated that we could elect the "Zone Alternative" option described above or post a letter of credit representing 50% of the Title IV Program funds received by us during 2015. We elected the "Zone Alternative" option and began disbursing funds under the HCM1 method on October 10, 2016 and are now subject to the “Zone Alternative” notification requirement described above. In connection with the issuance of our Series A Convertible Preferred Stock (Series A Preferred Stock) in June 2016, we received a request from ED to provide a monthly student roster and a biweekly cash flow projection. ED extended this requirement as part of the "Zone Alternative" option outlined above. We began complying with these reporting requirements in July 2016.
For our 2016 fiscal year, we calculated our composite score to be 1.7. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements. Moreover, ED may recalculate our composite score to account for its estimate of actual or potential losses resulting from certain events identified in the new Defense to Repayment Regulations. If ED determines that our composite score is 1.5 or higher, our composite score would be high enough for our institutions to be deemed financially responsible and could result in ED no longer requiring us to comply with the "Zone Alternative" requirements or the requirement to use the HCM1 payment method.  Such determination would be subject to the absence of other factors supporting these requirements.

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

Compliance with Regulatory Standards and Effect of Regulatory Violations
Our institutions are subject to audits and program compliance reviews by various external agencies, including ED, ED’s Office of Inspector General, state education agencies, student loan guaranty agencies, the VA and ACCSC, as well as other federal and state agencies. Each of our institutions’ administration of Title IV Program funds must also be audited annually by independent accountants and the resulting audit report submitted to ED for review. If ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or ED’s regulations, that institution could be required to repay such funds and could be assessed an administrative fine. ED could also transfer the institution from the advance method of receiving Title IV Program funds to a cash monitoring or reimbursement system, which could

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

negatively impact cash flow at an institution. Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by ED to fine the affected institution or to limit, suspend or terminate the participation of the affected institution in Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation.
In April 2015, ED completed an ordinary course program review of our administration of the Title IV programs in which we participate for our Avondale, Arizona campus and additional locations of that campus. The site visit covered the 2013-2014 and 2014-2015 award years. We have not received the initial report from ED regarding this matter.
Veterans' Benefits Programs

Since October 1, 2011, the Post-9/11 GI Bill has been effective for both degree and non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits at all of our institutions. Additionally, veterans use benefits such as the Montgomery GI Bill, the REAP and VA Vocational Rehabilitation at our campuses. We derived approximately 19% of our revenues, on a cash basis, from veterans' benefits programs in 2016. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. These criteria require, among other things, that the institution:

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

During 2012, President Obama signed an Executive Order directing the Departments of Defense, Veterans Affairs and Education to establish “Principles of Excellence” (Principles), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding for service members, veterans and family members. We are required to comply with the Principles to continue recruitment activities on military installations. Additionally, there is a requirement to possess a memorandum of understanding (MOU) with the U.S. DOD as well as with certain individual installations.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

20.  Quarterly Financial Summary (Unaudited)

Year ended September 30, 2016	First Quarter	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)	Fiscal Year
Revenues	$89,773	$88,192	$82,266	$86,915	$347,146
Income (loss) from operations	$(2,193)	$(5,770)	$(5,450)	$(5,210)	$(18,623)
Net income (loss)	$(1,680)	$(32,002)	$(5,069)	$(8,945)	$(47,696)
Income (loss) per share:
Basic	$(0.07)	$(1.32)	$(0.21)	$(0.42)	$(2.02)
Diluted	$(0.07)	$(1.32)	$(0.21)	$(0.42)	$(2.02)

Year ended September 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)	Fiscal Year
Revenues	$95,680	$91,235	$85,106	$90,653	$362,674
Income (loss) from operations	$5,600	$2,402	$(3,996)	$(13,229)	$(9,223)
Net income (loss)	$3,094	$555	$(2,975)	$(9,823)	$(9,149)
Income (loss) per share:
Basic	$0.12	$0.02	$(0.12)	$(0.41)	$(0.38)
Diluted	$0.12	$0.02	$(0.12)	$(0.41)	$(0.38)

(1) During the three months ended March 31, 2016, we recorded a full valuation allowance on our deferred tax assets. We will maintain a valuation allowance on our deferred tax assets until sufficient positive evidence exists to support its reversal. See Note 13 for further discussion.
(2) The quarter ended September 30, 2015 included goodwill impairment of $12.4 million.

The summation of quarterly per share information does not equal amounts for the full year as quarterly calculations are performed on a discrete basis. Additionally, securities may have had an anti-dilutive effect during individual quarters but not for the full year.