Form 10-Q
period 2016-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2017-02-02
CIK 1261654

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
For the quarterly period ended December 31, 2016

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
Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At January 27, 2016, there were 24,625,591 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED December 31, 2016

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

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (SEC). The Annual Report on Form 10-K that we filed with the SEC on November 30, 2016 listed various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Form 10-K and in this Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2016	September 30, 2016
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$102,859	$119,045
Restricted cash	15,066	5,956
Investments, current portion	968	1,691
Receivables, net	10,223	15,253
Prepaid expenses and other current assets	20,479	20,004
Total current assets	149,595	161,949
Property and equipment, net	111,533	114,033
Goodwill	9,005	9,005
Other assets	12,040	12,172
Total assets	$282,173	$297,159
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$30,072	$42,545
Dividends payable	1,323	—
Deferred revenue	42,208	44,491
Accrued tool sets	2,953	2,938
Financing obligation, current	959	913
Income tax payable	1,991	—
Other current liabilities	3,649	3,673
Total current liabilities	83,155	94,560
Deferred tax liabilities, net	3,141	3,141
Deferred rent liability	8,478	8,987
Financing obligation	42,881	43,141
Other liabilities	10,375	10,716
Total liabilities	148,030	160,545
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,490,488 shares issued and 24,625,591 shares outstanding as of December 31, 2016 and 31,489,331 shares issued and 24,624,434 shares outstanding as of September 30, 2016	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2016, liquidation preference of $100 per share, and 700,000 shares issued and outstanding as of September 30, 2016	—	—
Paid-in capital - common	183,161	182,615
Paid-in capital - preferred	68,853	68,820
Treasury stock, at cost, 6,864,897 shares as of December 31, 2016 and September 30, 2016	(97,388)	(97,388)
Retained deficit	(20,501)	(17,454)
Accumulated other comprehensive income	15	18
Total shareholders’ equity	134,143	136,614
Total liabilities and shareholders’ equity	$282,173	$297,159
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(In thousands, except per share amounts)
Revenues	$84,179	$89,773
Operating expenses:
Educational services and facilities	47,154	49,652
Selling, general and administrative	35,638	42,314
Total operating expenses	82,792	91,966
Income (loss) from operations	1,387	(2,193)
Other (expense) income:
Interest expense, net	(749)	(817)
Equity in earnings of unconsolidated affiliates	128	135
Other income	120	254
Total other expense, net	(501)	(428)
Income (loss) before income taxes	886	(2,621)
Income tax expense (benefit)	2,610	(941)
Net loss	$(1,724)	$(1,680)
Preferred stock dividends	1,323	—
Loss available for distribution	$(3,047)	$(1,680)

Earnings (loss) per share:
Net loss per share - basic	$(0.12)	$(0.07)
Net loss per share - diluted	$(0.12)	$(0.07)
Weighted average number of shares outstanding:
Basic	24,625	24,234
Diluted	24,625	24,234
Cash dividends declared per common share	$—	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(In thousands, except per share amounts)
Net loss	$(1,724)	$(1,680)
Other comprehensive loss (net of tax):
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes(1)	(3)	(1)
Comprehensive loss	$(1,727)	$(1,681)
(1)The tax effect during the three months ended December 31, 2016 and 2015 was not significant.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2016	31,489	$3	700	$—	$182,615	$68,820	6,865	$(97,388)	$(17,454)	$18	$136,614
Net loss	—	—	—	—	—	—	—	—	(1,724)	—	(1,724)
Issuance of Series A Convertible Preferred Stock	—	—	—	—	—	33	—	—	—	—	33
Issuance of common stock under employee plans	2	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(1)	—	—	—	(2)	—	—	—	—	—	(2)
Stock-based compensation	—	—	—	—	548	—	—	—	—	—	548
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	—	(1,323)
Equity interest in investee's unrealized losses on hedging derivatives, net of tax	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance as of December 31, 2016	31,490	$3	700	$—	$183,161	$68,853	6,865	$(97,388)	$(20,501)	$15	$134,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,724)	$(1,680)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,639	3,582
Amortization of assets subject to financing obligation	670	801
Amortization of held-to-maturity investments	3	199
Bad debt expense	249	482
Stock-based compensation	548	912
Deferred income taxes	—	342
Equity in earnings of unconsolidated affiliates	(128)	(135)
Training equipment credits earned, net	(246)	(100)
(Gain) loss on disposal of property and equipment	(16)	25
Changes in assets and liabilities:
Restricted cash	(11,147)	(123)
Receivables	2,574	463
Prepaid expenses and other current assets	(362)	(1,492)
Other assets	—	(79)
Accounts payable and accrued expenses	(12,644)	(5,122)
Deferred revenue	(2,283)	1,610
Income tax payable/receivable	4,198	(2,714)
Accrued tool sets and other current liabilities	78	(104)
Deferred rent liability	(509)	(449)
Other liabilities	(304)	29
Net cash used in operating activities	(17,404)	(3,553)
Cash flows from investing activities:
Purchase of property and equipment	(1,441)	(2,626)
Proceeds received upon maturity of investments	720	9,555
Change in note receivable	—	(250)
Capitalized costs for intangible assets	—	(250)
Return of capital contribution from unconsolidated affiliate	118	119
Restricted cash: proprietary loan program	2,037	1,151
Net cash provided by investing activities	1,434	7,699
Cash flows from financing activities:
Payment of common stock cash dividends	—	(970)
Payment of financing obligation	(214)	(169)
Payment of payroll taxes on stock-based compensation through shares withheld	(2)	(2)
Net cash used in financing activities	(216)	(1,141)
Net increase (decrease) in cash and cash equivalents	(16,186)	3,005
Cash and cash equivalents, beginning of period	119,045	29,438
Cash and cash equivalents, end of period	$102,859	$32,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Three Months Ended December 31,
	2016	2015
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid (refunds received)	$(1,587)	$1,431
Interest paid	$852	$863
Training equipment obtained in exchange for services	$346	$533
Depreciation of training equipment obtained in exchange for services	$330	$302
Change in accrued capital expenditures during the period	$204	$1,589
Dividends payable	$1,323	$—
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

We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended, as well as from various veterans benefits programs. For further discussion, see Note 2 "Summary of Significant Accounting Policies - Concentration of Risk" and Note 19 “Government Regulation and Financial Aid” included in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016.
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016.

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

Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2017 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current projections. Therefore, for the three months ended December 31, 2016, we calculated income taxes using the actual income tax rate for the respective periods.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Restricted Cash

Restricted cash includes the funds transferred in advance of loan purchases under our proprietary loan program. Restricted cash also includes funds held for students from Title IV financial aid program funds that result in credit balances on a student’s account. During the three months ended December 31, 2016, we renegotiated certain of the surety bonds that our insurers issue on behalf of our campuses and admissions representatives with multiple states, which are required to maintain authorization to conduct our business. As part of these negotiations, we collateralized $11.5 million in bonds, which is included in restricted cash in our condensed consolidated balance sheet. Changes in restricted cash that represent funds held for students or that result from changes in the collateralization required for surety bonds as described above are included in cash flows from operating activities on our condensed consolidated statements of cash flows because these restricted funds are related to the core activity of our operations.

3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. We adopted this guidance as of October 1, 2016; the adoption had an immaterial impact on our results of operations, financial condition and financial statement disclosures.
In April 2015, the FASB issued guidance related to customers' accounting for fees paid in a cloud computing arrangement. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, then the software license element is accounted for consistent with the acquisition of other such licenses. If the arrangement does not include a software license, the arrangement is accounted for as a service contract. Entities have the option of adopting the guidance retrospectively or prospectively. We adopted the guidance prospectively as of October 1, 2016; the adoption had an immaterial impact on our results of operations, financial condition and financial statement disclosures.

In November 2015, the FASB issued guidance which simplifies the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This guidance is effective for public business entities for annual periods, and for interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. We adopted this guidance as of October 1, 2016; the adoption had no impact on our results of operations, financial condition or financial statement disclosures.

In February 2015, the FASB issued guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships with similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Entities have the option of using a full or modified retrospective approach to adopt the guidance. We adopted this guidance as of October 1, 2016. The guidance had no impact on prior acquisitions.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued guidance which clarifies the definition of a business. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted and the standard is to be applied on a prospective basis to purchases or disposals of a business or an asset. We are currently evaluating the impact that the standard will have on our results of operations, financial condition and financial statement disclosures.

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

In May 2014, the FASB issued guidance which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In June 2015, the FASB deferred the effective date of the guidance by one year. This guidance is now effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption is now permitted for annual and interim reporting periods beginning after December 15,

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

2016. In 2016, the FASB issued further guidance that offers narrow scope improvements and clarifies certain implementation issues related to revenue recognition, including principal versus agent considerations, the identification of performance obligations and licensing. These additional updates have the same effective date as the new revenue guidance. We have begun evaluating the potential impact to our various revenue streams and continue to evaluate the adoption methods and the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

4.  Postemployment Benefits

In September 2016, we completed a reduction in workforce impacting approximately 70 employees. In November 2016, we completed an additional reduction in workforce and provided postemployment benefits totaling approximately $1.3 million to approximately 75 impacted employees. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in November 2018.

The postemployment benefit accrual activity for the year ended December 31, 2016 was as follows:

	Liability Balance at September 30, 2016	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at December 31, 2016
Severance	$4,046	$1,259	$(1,706)	$(257)	$3,342
Other	189	114	(218)	—	85
Total	$4,235	$1,373	$(1,924)	$(257)	$3,427

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Amortized cost and fair value for investments classified as held-to-maturity at December 31, 2016 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$221	$—	$—	$221
Certificates of deposit	747	—	—	747
	$968	$—	$—	$968

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2016 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$744	$—	$—	$744
Corporate bonds	200	—	—	200
Certificates of deposit	747	—	—	747
	$1,691	$—	$—	$1,691
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$97,271	$97,271	$—	$—
Municipal bonds	221	—	221	—
Certificates of deposit	747	—	747	—
Total assets at fair value on a recurring basis	$98,239	$97,271	$968	$—

		Fair Value Measurements Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$108,963	$108,963	$—	$—
Corporate bonds	200	200	—	—
Commercial Paper	2,501	—	2,501	—
Municipal bonds	744	—	744	—
Certificates of deposit	747	—	747	—
Total assets at fair value on a recurring basis	$113,155	$109,163	$3,992	$—

Our Level 2 investments are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

7.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2016	September 30, 2016
Land	—	$3,189	$3,189
Buildings and building improvements	30-35	78,862	78,870
Leasehold improvements	1-28	39,815	39,539
Training equipment	3-10	92,714	92,601
Office and computer equipment	3-10	38,065	37,688
Curriculum development	5	18,743	18,702
Software developed for internal use	3-5	11,905	11,905
Vehicles	5	1,283	1,228
Construction in progress	—	2,794	2,195
		287,370	285,917
Less accumulated depreciation and amortization		(175,837)	(171,884)
		$111,533	$114,033

The following amounts, which are included in the above table, represent assets financed by financing obligations resulting from the build-to-suit arrangements at our Lisle, Illinois and Long Beach, California campuses:

	December 31, 2016	September 30, 2016
Buildings and building improvements	$45,816	$45,816
Less accumulated depreciation and amortization	(6,832)	(6,162)
Assets financed by financing obligations, net	$38,984	$39,654

8.   Investment in Unconsolidated Affiliates

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Additionally, in February 2016, we made an investment in and entered into a licensing agreement with Pro-MECH Learning Systems, LLC (Pro-MECH), a company that provides comprehensive technician development programs and shop operations services. This investment, which included $0.7 million in cash as well as the conversion of a $0.3 million note receivable extended during the first quarter of 2016, resulted in our ownership of 25% of the outstanding equity interests of Pro-MECH. The $1.0 million investment was accounted for under the equity method of accounting. During the three months ended September 30, 2016, we determined that the carrying value of our investment was not recoverable and recorded a full impairment loss.
Investment in unconsolidated affiliates consisted of the following:

	December 31, 2016		September 30, 2016
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,043	27.972%	$4,036	27.972%

Investment in Pro-MECH	$—	25.000%	$—	25.000%

Investment in unconsolidated affiliates included the following activity during the period:

	Three Months Ended December 31,
	2016	2015
Balance at beginning of period	$4,036	$3,986
Equity in earnings of unconsolidated affiliates	128	135
Return of capital contribution from unconsolidated affiliates	(118)	(119)
Equity interest in investee's unrealized gains (losses) on hedging derivatives, net of taxes	(3)	(1)
Balance at end of period	$4,043	$4,001

9.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2016	September 30, 2016
Accounts payable	$6,390	$11,805
Accrued compensation and benefits	14,957	22,501
Other accrued expenses	8,725	8,239
	$30,072	$42,545

10.   Income Taxes

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

Under Section 382 of the Internal Revenue Code, for income tax purposes only, we underwent a change in ownership as a result of a preferred stock issuance in June 2016 which is discussed in Note 12.  Under the IRC, a change in ownership occurs when a five percent shareholder, as measured by ownership value, increases their ownership in a loss corporation by more than 50 percentage points during the defined testing period; both common and preferred stock are included in the determination of ownership value. Since the purchaser of the preferred stock acquired ownership exceeding 50 percent of our total ownership value, this transaction qualified as a change in ownership under section 382 of the IRC only. Accordingly, certain deductions and losses will be subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and, in turn, will decrease or eliminate the amount of tax refund that we anticipate to receive by carrying back the losses that we may incur in future periods.  The limitation may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.  The limitation may also cause the deductions and losses to expire unused.
The components of income tax expense are as follows:

	Three Months Ended December 31,
	2016	2015
Current expense (benefit)
United States federal	$2,227	$(1,420)
State	383	137
Total current expense (benefit)	2,610	(1,283)
Deferred (benefit) expense
United States federal	—	439
State	—	(97)
Total deferred (benefit) expense	—	342
Total provision for income taxes	$2,610	$(941)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35% to pre-tax income for the period. The reasons for the differences are as follows:

	Three Months Ended December 31,
	2016	2015
Income tax expense (benefit) at statutory rate	$310	$(917)
State income taxes (benefits), net of federal tax benefit	107	(8)
Deferred tax asset write-off related to share based compensation	—	5
Increase in valuation allowance	2,139	—
Other, net	54	(21)
Total income tax expense (benefit)	$2,610	$(941)
The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	December 31,	September 30,
	2016	2016
Gross deferred tax assets:
Deferred compensation	$2,064	$2,083
Reserves and accruals	5,410	5,417
Accrued tool sets	1,198	1,188
Deferred revenue	23,747	22,326
Deferred rent liability	1,033	1,213
Depreciation and amortization of property and equipment	1,517	684
Charitable contribution carryovers	595	671
Deductions limited by Section 382	714	592
Net operating losses and tax credit carryforwards	380	479
Valuation allowance	(34,941)	(32,828)
Total gross deferred tax assets	1,717	1,825
Gross deferred tax liabilities:
Amortization of goodwill	(3,141)	(3,141)
Prepaid and other expenses deductible for tax	(1,717)	(1,825)
Total gross deferred tax liabilities	(4,858)	(4,966)
Net deferred tax assets (liabilities)	$(3,141)	$(3,141)

The following table summarizes the activity for the valuation allowance for the three months ended December 31, 2016:

Balance at Beginning of Period	Additions to Income Tax Expense	Write-offs	Balance at End of Period
$32,828	$2,139	$(26)	$34,941

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $0.4 million and $0.5 million for each of the three months ended December 31, 2016 and 2015, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.
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

	Three Months Ended December 31,		Inception to date
	2016	2015
Tuition and interest income excluded	$5,992	$6,646	$148,707
Amounts collected and recognized	(1,833)	(1,535)	(22,918)
Net amount excluded during the period	$4,159	$5,111	$125,789
As of December 31, 2016, we had committed to provide loans to our students for approximately $144.0 million since inception.

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

	Three Months Ended December 31,
	2016	2015
Balance at beginning of period	$75,511	$74,664
Loans extended	6,248	8,283
Interest accrued	1,010	916
Amounts collected and recognized	(1,833)	(1,535)
Amounts written off	(4,353)	(3,652)
Balance at end of period	$76,583	$78,676

12.  Shareholders’ Equity
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of December 31, 2016 and September 30, 2016, 700,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at December 31, 2016.

Pursuant to the terms of the Securities Purchase Agreement, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We accrued Cash Dividends of $1.3 million at December 31, 2016.

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the three months ended December 31, 2016. As of December 31, 2016, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Purchase Agreement, stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

13.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, which occurred on June 24, 2016, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic income (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. Accordingly, the two-class method was not applicable for the three months ended December 31, 2016.

Diluted net income per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted net income (loss) amounts are the same for the three months ended December 31, 2016 and for the three months ended December 31, 2015 as a result of the potentially dilutive securities being antidilutive due to a net loss. The following table summarizes the computation of basic and diluted income (loss) per share under the as-converted method:

	Three Months Ended December 31,
	2016	2015
	(In thousands)
Loss available for distribution	$(3,047)	$(1,680)

Weighted average number of shares
Basic shares outstanding	24,625	24,234
Dilutive effect related to employee stock plans	—	—
Diluted shares outstanding	24,625	24,234

Net loss per share - basic	$(0.12)	$(0.07)
Net loss per share - diluted	$(0.12)	$(0.07)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended December 31,
	2016	2015
	(In thousands)
Outstanding stock-based grants	665	817
Convertible preferred stock	21,021	—
	21,686	817

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

14.   Segment Information
Our principal business is providing postsecondary education. We also provide manufacturer-specific training and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the Other category. Our equity method investments and other non-Postsecondary Education operations are also included within the Other category. Corporate expenses are allocated to Postsecondary Education and the Other category based on compensation expense. Depreciation and amortization includes amortization of assets subject to a financing obligation.
Summary information by reportable segment is as follows:

	Three Months Ended December 31,
	2016	2015
Revenues
Postsecondary Education	$80,544	$86,665
Other	3,635	3,108
Consolidated	$84,179	$89,773
Income (loss) from operations
Postsecondary Education	$2,097	$(1,216)
Other	(710)	(977)
Consolidated	$1,387	$(2,193)
Depreciation and amortization(1)
Postsecondary Education	$4,208	$4,320
Other	101	63
Consolidated	$4,309	$4,383
Net income (loss)
Postsecondary Education	$(1,546)	$(1,172)
Other	(178)	(508)
Consolidated	$(1,724)	$(1,680)

	December 31, 2016	September 30, 2016
Goodwill
Postsecondary Education	$8,222	$8,222
Other	783	783
Consolidated	$9,005	$9,005
Total assets
Postsecondary Education	$274,437	$289,688
Other	7,736	7,471
Consolidated	$282,173	$297,159
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.3 million for the three months ended December 31, 2016 and 2015, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

15.  Government Regulation and Financial Aid

State Authorization and Regulation

On December 16, 2016, the Massachusetts Division of Professional Licensure published disclosure and business practice regulations applicable to proprietary schools operating in or recruiting from Massachusetts.  As published, certain of the regulations are effective immediately and others become effective through January 1, 2018. The disclosure obligations under the new regulations are similar to those currently required by Massachusetts. The regulations also require various business practice changes including, among other items, ethics training for admissions representatives, creation of program outlines separate from existing catalogs, changes to refund requirements for students who begin school with pending financial aid and changes to enrollment agreements to reflect the refund policy change. We are working to comply with the various regulations.

Accreditation

As of September 30, 2016, two programs in the automotive and automotive/diesel/industrial divisions at our Rancho Cucamonga, California campus did not achieve the graduation benchmarks set by the Accrediting Commission of Career Schools and Colleges and were placed on outcomes reporting. We plan to begin offering our Automotive Technology and Diesel Technology II curricula at this campus in 2017, subject to approval by state regulators; as part of this rollout, the below-benchmark programs will be discontinued.

Regulation of Federal Student Financial Aid Programs

On January 9, 2017, the Department of Education (ED) issued to our schools final versions of the first set of debt to earnings rates under the new gainful employment rule. The final rates were consistent with the draft rates previously discussed in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016, with nine of our 12 educational programs achieving passing rates and the other three programs in the zone.

On December 6, 2016, we were advised by ED that our applications for Title IV program participation recertification with respect to our Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix institutions had been processed. The Universal Technical Institute of Arizona institution has received its program participation agreement which places the institution on provisional certification until March 31, 2018, based on an open ED program review from April 2015 for which we have not yet received a report. As a result of the institution's placement on provisional certification, ED requires that we apply for and receive approval prior to awarding or disbursing Title IV aid for any new locations or new programs.

We were advised to expect a standard, non-provisional program participation agreement for the Universal Technical Institute of Phoenix institution with an expiration date of March 31, 2018, and we are currently awaiting the new agreement. This timeframe has been designed to allow for participation alignment of all three of our institutions, as our Universal Technical Institute of Texas institution is also set to expire on March 31, 2018. We will submit recertification applications for all of our institutions in December 2017 as required.

On November 1, 2016, ED published final regulations establishing new rules regarding, among other things, the ability of borrowers to obtain discharges of their obligations to repay certain Title IV loans and for ED to initiate a proceeding to collect from the institution the discharged and returned amounts and the extensive list of circumstances that may require institutions to provide letters of credit or other financial protection to ED. The new regulations have a general effective date of July 1, 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2016 Annual Report on Form 10-K and included in Part II, Item 1A of this report. See also "Special Note Regarding Forward-Looking Statements" on page ii of this report.

Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate enrollment and graduates. We offer undergraduate degree or diploma programs at 12 campuses across the United States. We also offer MSAT programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 52 years.

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

Participating manufacturers typically assist us in the development of course content and curricula, while providing us with vehicles, equipment, specialty tools and parts at reduced prices or at no charge. In some instances they offer tuition reimbursement and other hiring incentives to our graduates. Our collaboration with OEMs enables us to provide highly specialized education to our students, resulting in enhanced employment opportunities and the potential for higher wages for our graduates. Our industry partners and their dealers benefit from a supply of technicians who are certified or credentialed by the manufacturer as graduates of the MSAT programs. The MSAT programs offer a cost-effective alternative for sourcing and developing technicians for both OEMs and their dealers. These relationships also support the development of incremental revenue opportunities from training the OEMs’ existing employees.

2017 Overview

Operations

Lower student population levels as we began 2017 and fewer new student starts during the period resulted in a decline of 9.8% in our average undergraduate full-time student enrollment to approximately 12,000 students for the three months ended December 31, 2016. We started approximately 1,400 students during the three months ended December 31, 2016, which was a decrease of 22.2% from the prior year comparable period.

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

•
Adverse media coverage, legislative hearings, regulatory actions and investigations by attorneys general and various agencies related to allegations of wrongdoing on the part of other companies within the education and training services industry, which have cast the industry in a negative light; and

•	Competition for prospective students continues to increase from within our sector and from market employers, as well as with traditional post-secondary educational institutions.
In response to these challenges, we continue to focus on our key strategies. We continue to add and renew contracts with our OEM partners as well as other employers to provide career opportunities and tuition reimbursement for our graduates. We are seeking opportunities to expand into new geographic markets either organically or through strategic acquisitions. Additionally, we plan to begin offering two new programs, welding and CNC (computer numeric control) machining, in 2017. We work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from employers of our graduates. We are continuing our initiative designed to shift perceptions and build advocacy with key policy makers and influencers. Finally, we remain focused on operating our business as efficiently as possible and managing discretionary operating costs. In September 2016, we implemented a Financial Improvement Plan (the Plan), the first steps of which were reductions in workforce impacting approximately 70 employees at our corporate office and approximately 75 employees at our campus locations. We expect the Plan to deliver $25 million to $30 million in annualized cost savings coming from the reduction in our workforce, changes to our marketing strategy and admissions structure and a number of process improvement initiatives.

ED published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives. Specifically, ED reconsidered its previous interpretation and stated that its regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs.  Compensation based on enrolling students, however, continues to be prohibited. Please see further discussion in “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016. We have begun making adjustments to the compensation practices for our admissions representatives which we believe will be compliant with ED's November 2015 guidance. The transition period for the new compensation structure will continue through calendar year 2018. We will continue to evaluate other compensation options under these regulations and guidance.

Our revenues for the three months ended December 31, 2016 were $84.2 million, a decline of $5.6 million, or 6.2%, from the comparable period in the prior year. We had operating income of $1.4 million compared to an operating loss of $2.2 million for the same period in the prior year. The improvement in our operating results was due primarily to decreases in compensation, advertising, supplies and maintenance and tools and training aids expenses. These decreases were partially offset by the decline in revenues, which were negatively impacted by the decline in our average undergraduate full-time student enrollment and a greater-than-expected utilization of our proprietary loan program. We incurred a net loss of $1.7 million during both periods. During the three months ended December 31, 2016, net loss was impacted by the determination in the prior year that a valuation allowance on our deferred tax assets was necessary, which impacted income tax expense by $2.1 million. During the three months ended December 31, 2015, we recorded an income tax benefit of $0.9 million.

Automotive Technology and Diesel Technology II Integration

We currently offer the Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona; Dallas/Ft. Worth, Texas; Long Beach, California; Orlando, Florida and Sacramento, California campuses. We plan to offer this curricula at our Rancho Cucamonga, California campus in 2017.

Graduate Employment

Our consolidated graduate employment rate for our 2016 graduates during the three months ended December 31, 2016 is consistent with the rate at the same time in the prior year. The rate has improved slightly for our Automotive and Diesel Technology and Collision Repair programs, while the rate has declined for our Marine and Motorcycle programs.

Regulatory Environment

State Authorization and Regulation

On December 16, 2016, the Massachusetts Division of Professional Licensure published disclosure and business practice regulations applicable to proprietary schools operating in or recruiting from Massachusetts.  As published, certain of the regulations are effective immediately and others become effective through January 1, 2018. The disclosure obligations under the new regulations are similar to those currently required by Massachusetts. The regulations also require various business practice changes including, among other items, ethics training for admissions representatives, creation of program outlines separate from existing catalogs, changes to refund requirements for students who begin school with pending financial aid and changes to enrollment agreements to reflect the refund policy change. We are working to comply with the various regulations. These requirements could create additional compliance challenges and impose additional costs on our institutions, or could require changes to our current business practices.

Accreditation

As of September 30, 2016, two programs in the automotive and automotive/diesel/industrial divisions at our Rancho Cucamonga, California campus did not achieve the graduation benchmarks set by the Accrediting Commission of Career Schools and Colleges and were placed on outcomes reporting. We plan to begin offering our Automotive Technology and Diesel Technology II curricula at this campus in 2017, subject to approval by state regulators; as part of this rollout, the below-benchmark programs will be discontinued.

Regulation of Federal Student Financial Aid Programs

On January 9, 2017, the Department of Education (ED) issued to our schools final versions of the first set of debt to earnings rates under the new gainful employment rule. The final rates were consistent with the draft rates previously discussed in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016, with nine of our 12 educational programs achieving passing rates and the other three programs in the zone.

On December 6, 2016, we were advised by ED that our applications for Title IV program participation recertification with respect to our Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix institutions had been processed. The Universal Technical Institute of Arizona institution has received its program participation agreement which places the institution on provisional certification until March 31, 2018, based on an open ED program review from April 2015 for which we have not yet received a report. As a result of the institution's placement on provisional certification, ED requires that we apply for and receive approval prior to awarding or disbursing Title IV aid for any new locations or new programs. ED may more closely view any application we file for recertification, new locations, new or revised educational programs, acquisitions of other institutions, increases in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution's certification without advance notice or advance opportunity to challenge the action.

We were advised to expect a standard, non-provisional program participation agreement for the Universal Technical Institute of Phoenix institution with an expiration date of March 31, 2018 and we are currently awaiting the new agreement. This timeframe has been designed to allow for participation alignment of all three of our institutions, as our Universal Technical Institute of Texas institution is also set to expire on March 31, 2018. We will submit recertification applications for all of our institutions in December 2017 as required.

2017 Outlook

For the year ending September 30, 2017, we expect new student starts to be down in the high-single digits. Combined with the number of students currently in school and the timing of the anticipated start growth, we expect our average student population to be down in the low-double digits as a percentage compared with the year ended September 30, 2016.  While annual tuition increases will slightly offset the decline in average students, we expect revenue to be down in the mid-single digits. We implemented a Financial Improvement Plan as previously discussed, which we expect to deliver greater than $30 million in annualized cost savings. We anticipate the Financial Improvement Plan will result in positive operating income and significantly improved EBITDA despite the decline in revenue. Capital expenditures are expected to be approximately $12.5 million to $13.5 million for the year ending September 30, 2017.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2016	2015
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	56.0%	55.3%
Selling, general and administrative	42.3%	47.1%
Total operating expenses	98.3%	102.4%
Income (loss) from operations	1.7%	(2.4)%
Interest expense, net	(0.9)%	(0.9)%
Other income	0.3%	0.4%
Total other expense, net	(0.6)%	(0.5)%
Income (loss) before income taxes	1.1%	(2.9)%
Income tax expense (benefit)	3.1%	(1.0)%
Net loss	(2.0)%	(1.9)%
Preferred stock dividends	1.6%	—%
Loss available for distribution	(3.6)%	(1.9)%

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Revenues. Our revenues for the three months ended December 31, 2016 were $84.2 million, a decrease of $5.6 million, or 6.2%, as compared to revenues of $89.8 million for the three months ended December 31, 2015. Our average undergraduate full-time student enrollment decreased 9.8%, which resulted in a decrease in revenues of approximately $8.7 million. Additionally, there was one less earning day during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015, which resulted in a decrease in revenues of approximately $1.4 million. The decrease was partially offset by tuition rate increases of up to 3%, depending on the program. Our revenues for the three months ended December 31, 2016 and 2015 excluded $5.0 million and $5.7 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $1.8 million and $1.5 million of revenues and interest under our proprietary loan program for the three months ended December 31, 2016 and 2015, respectively. Revenues for our Long Beach, California campus, which opened in August 2015, were $4.2 million for the three months ended December 31, 2016 as compared to $1.9 million for the three months ended December 31, 2015.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2016 were $47.2 million, representing a decrease of $2.5 million as compared to $49.7 million for the three months ended December 31, 2015.

Our educational services and facilities expenses for the three months ended December 31, 2016 and 2015 for our Long Beach, California campus were $2.9 million and $2.7 million, respectively, including corporate overhead allocations of $0.2 million in each period.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended December 31,
	2016	2015
	(In thousands)
Salaries expense	$21,332	$21,977
Employee benefits and tax	4,375	4,546
Bonus expense	797	213
Stock-based compensation	44	65
Compensation and related costs	26,548	26,801
Occupancy costs	8,939	9,133
Depreciation and amortization expense	3,957	4,052
Other educational services and facilities expense	4,458	5,098
Supplies and maintenance	1,687	2,433
Tools and training aids expense	1,565	2,135
	$47,154	$49,652
Compensation and related costs decreased $0.3 million for the three months ended December 31, 2016:

•
Salaries expense was impacted by a decrease in the number of employees related to the previously discussed reductions in workforce undertaken in September and November 2016, which primarily impacted non-instructor positions and related salaries expense. The savings related to the decrease in headcount were partially offset by severance expense of $1.0 million related to the November 2016 reduction in workforce. Additionally, salaries expense for our Long Beach,

California campus, which opened in August 2015, increased by $0.4 million as compared to the same period in the prior year.

•
Employee benefits and tax remained flat with the same period in the prior year; savings due to the reduction in employee headcount and other changes to employee benefits were largely offset by charges recorded related to the November 2016 reduction in workforce.

•
Bonus expense increased $0.6 million for the three months ended December 31, 2016. The increase in bonus expense is attributable to holiday bonuses paid to employees in December 2016 in lieu of annual merit increases.

Supplies and maintenance expense decreased $0.7 million for the three months ended December 31, 2016. The decrease was attributable to a higher level of spending in the prior year related to classroom renovations at certain campus locations and purchases related to the opening of our Long Beach, California campus, as well as increased focus on cost control initiatives during the current year.
Tools and training aids expense decreased $0.5 million for the three months ended December 31, 2016. The decrease was primarily related to a higher level of purchases in the prior year related to the opening of our Long Beach, California campus.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2016 were $35.6 million. This represents a decrease of $6.7 million as compared to $42.3 million for the three months ended December 31, 2015.

Our selling, general and administrative expenses for the three months ended December 31, 2016 for our Long Beach, California campus were $1.9 million and $2.0 million, respectively, including corporate overhead allocations of $1.2 million in each period.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended December 31,
	2016	2015
	(In thousands)
Salaries expense	$14,464	$17,205
Employee benefits and tax	3,129	3,892
Bonus expense	990	1,082
Stock-based compensation	504	847
Compensation and related costs	19,087	23,026
Advertising expense	9,168	10,381
Other selling, general and administrative expenses	6,452	7,792
Bad debt expense	249	482
Depreciation and amortization expense	682	633
	$35,638	$42,314

Compensation and related costs decreased $3.9 million for the three months ended December 31, 2016:

•	Salaries expense decreased $2.7 million due to savings realized following the September 2016 reduction in workforce and the restructuring of our campus admissions organization in June 2016.

•	Employee benefits and tax decreased $0.8 million primarily as a result of the decrease in employee headcount.

•
Bonus expense remained flat with the prior year comparable period. Bonus expense for the three months ended December 31, 2016 included holiday bonuses paid to employees in December 2016 in lieu of annual merit increases.

Advertising expense decreased $1.2 million for the three months ended December 31, 2016. We have reduced or eliminated spending on certain channels in our media mix and increased spending on digital sources in line with our budget plan for the year.
Income taxes. Our income tax expense for the three months ended December 31, 2016 was $2.6 million, or 294.6% of pre-tax income, compared to an income tax benefit of $0.9 million, or 35.9% of pre-tax loss, for the three months ended December 31, 2015. We recognized significant tax expense during the three months ended December 31, 2016 due to the tax treatment of certain expenses anticipated to be deductible in future years. Such deductions are included in the balance of deferred tax assets, which is currently subject to a full valuation allowance. The effective income tax rate in each period also differed from the federal statutory tax rate of 35% as a result of state income taxes, net of related federal income tax benefits, and due to tax expense related to share-based compensation.

As discussed in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016, certain deductions and losses are subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and, in turn, will decrease or eliminate the amount of tax refund that we anticipate to receive by carrying back the losses that we may incur in future periods.  The limitation may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.  The limitation may also cause the deductions and losses to expire unused.

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $1.3 million during the three months ended December 31, 2016.

Loss available for distribution. Loss available for distribution refers to net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution for the three months ended December 31, 2016 of $3.0 million, as compared to $1.7 million for the three months ended December 31, 2015.

Non-GAAP Financial Measures

Our earnings (loss) before interest, tax, depreciation and amortization (EBITDA) for the three months ended December 31, 2016 were $6.3 million as compared to $2.9 million for the three months ended December 31, 2015.

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

EBITDA reconciles to net loss as follows:

	Three Months Ended December 31,
	2016	2015
	(In thousands)
Net loss	$(1,724)	$(1,680)
Interest expense, net	749	817
Income tax expense (benefit)	2,610	(941)
Depreciation and amortization(1)	4,639	4,685
EBITDA	$6,274	$2,881

(1)Includes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.3 million for the three months ended December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations as well as the expansion of programs at existing campuses through the next 12 months.

We believe that the strategic use of our cash resources includes subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering are intended to be used to fund strategic long-term growth initiatives, including the expansion to new markets of campuses on a scale similar to our Long Beach, California and Dallas/Ft. Worth, Texas campuses and the creation of new programs in existing markets with under-utilized campus facilities. We may use the proceeds to fund strategic acquisitions that complement our core business. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents and investments on hand or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity. The annual cash dividend that we anticipate paying on the Series A Preferred Stock is approximately $5.3 million per year. Additionally, to the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $103.8 million as of December 31, 2016.

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

Operating Activities

Our cash used in operating activities was $17.4 million for the three months ended December 31, 2016 compared to $3.6 million for the three months ended December 31, 2015. For the three months ended December 31, 2016, changes in our operating assets and liabilities resulted in cash outflows of $20.4 million and were primarily attributable to changes in accounts payable and accrued expenses, restricted cash, income tax, receivables and deferred revenue. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $12.6 million. This decrease was primarily attributable to the timing of invoices and payroll, as well as the payment of bonuses and severance benefits. The increase in restricted cash resulted in a cash outflow of $11.1 million and was primarily due to the collateralization of $11.5 million in surety bonds. The change in income tax from a receivable position to a payable position resulted in a cash inflow of $4.2 million and was primarily due to the increase in taxable income during the current period. The decrease in receivables resulted in a cash inflow of $2.6 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students. The decrease in deferred revenue resulted in a cash outflow of $2.3 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at December 31, 2016 compared to September 30, 2016.

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

Investing Activities

During the three months ended December 31, 2016, cash provided by investing activities was $1.4 million. We had cash inflows of $0.7 million from proceeds received upon the maturity of investments. We had cash outflows for the purchase of property and equipment of $1.4 million, primarily related to purchases of new and replacement training equipment for our ongoing operations. For the year ending September 30, 2017, we anticipate investing in capital expenditures in the range of $12.5 million to $13.5 million primarily related to maintenance of our educational facilities and tools and the expansion of programs at existing campuses.

During the three months ended December 31, 2015, cash provided by investing activities was $7.7 million. We had cash inflows of $9.6 million from proceeds received upon the maturity of investments. We had cash outflows for the purchase of property and equipment of $2.6 million, primarily related to the purchases of new and replacement training equipment for our ongoing operations. Additionally, we had a cash outflow of $0.3 million to issue a note receivable.

Financing Activities

During the three months ended December 31, 2016, cash used in financing activities was $0.2 million and related primarily to payments on our financing obligations.

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

Critical Accounting Policies and Estimates

There were no other significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 to our condensed consolidated financial statements within Part I, Item 1 of this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since September 30, 2016. For a discussion of our exposure to market risk, refer to our 2016 Annual Report on Form 10-K, filed with the SEC on November 30, 2016.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

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
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016, which could materially affect our business, financial condition or operating results. The risks described in this report and in our 2016 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of December 31, 2016, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the quarter ended December 31, 2016, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended December 31, 2016. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
October 1-31, 2016	—	$—	—	$—
November 1-30, 2016	—	$—	—	$—
December 1-31, 2016	521	$3.17	—	$—
Total	521	$3.17	—	$—

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

Date: February 2, 2017

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Kimberly J. Mcwaters
Kimberly J. McWaters
Chairman of the Board and Chief Executive Officer

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
101
Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income (Loss); (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.