Form 10-Q
period 2017-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2017-05-05
CIK 1261654

__________________________________________________________________________________________
_________________________________________________________________________________________
U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.
Large accelerated filer          ☐            Accelerated filer              ☑
Non-accelerated filer          ☐   (Do not check if a smaller reporting company)
     Smaller reporting company     ☐        Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 27, 2017, there were 24,745,003 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

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

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	September 30, 2016
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$88,984	$119,045
Restricted cash	14,702	5,956
Investments, current portion	8,984	1,691
Receivables, net	9,972	15,253
Prepaid expenses and other current assets	20,347	20,004
Total current assets	142,989	161,949
Investments, less current portion	724	—
Property and equipment, net	109,877	114,033
Goodwill	9,005	9,005
Other assets	12,058	12,172
Total assets	$274,653	$297,159
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$34,719	$42,545
Deferred revenue	35,347	44,491
Accrued tool sets	2,972	2,938
Financing obligation, current	1,007	913
Income tax payable	427	—
Other current liabilities	4,003	3,673
Total current liabilities	78,475	94,560
Deferred tax liabilities, net	3,141	3,141
Deferred rent liability	8,014	8,987
Financing obligation	42,606	43,141
Other liabilities	10,423	10,716
Total liabilities	142,659	160,545
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,609,900 shares issued and 24,745,003 shares outstanding as of March 31, 2017 and 31,489,331 shares issued and 24,624,434 shares outstanding as of September 30, 2016	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of March 31, 2017 and September 30, 2016, liquidation preference of $100 per share	—	—
Paid-in capital - common	184,043	182,615
Paid-in capital - preferred	68,853	68,820
Treasury stock, at cost, 6,864,897 shares as of March 31, 2017 and September 30, 2016	(97,388)	(97,388)
Retained deficit	(23,526)	(17,454)
Accumulated other comprehensive income	9	18
Total shareholders’ equity	131,994	136,614
Total liabilities and shareholders’ equity	$274,653	$297,159
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenues	$82,497	$88,192	$166,676	$177,965
Operating expenses:
Educational services and facilities	44,834	49,770	91,988	99,422
Selling, general and administrative	36,976	44,192	72,614	86,506
Total operating expenses	81,810	93,962	164,602	185,928
Income (loss) from operations	687	(5,770)	2,074	(7,963)
Other income (expense):
Interest expense, net	(712)	(797)	(1,461)	(1,614)
Equity in earnings of unconsolidated affiliates	125	104	253	239
Other income	315	124	435	378
Total other expense, net	(272)	(569)	(773)	(997)
Income (loss) before income taxes	415	(6,339)	1,301	(8,960)
Income tax expense	2,145	25,663	4,755	24,722
Net loss	$(1,730)	$(32,002)	$(3,454)	$(33,682)
Preferred stock dividends	1,295	—	2,618	—
Loss available for distribution	$(3,025)	$(32,002)	$(6,072)	$(33,682)

Loss per share:
Net loss per share - basic	$(0.12)	$(1.32)	$(0.25)	$(1.39)
Net loss per share - diluted	$(0.12)	$(1.32)	$(0.25)	$(1.39)
Weighted average number of shares outstanding:
Basic	24,666	24,270	24,645	24,252
Diluted	24,666	24,270	24,645	24,252
Cash dividends declared per common share	$—	$0.02	$—	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(1,730)	$(32,002)	$(3,454)	$(33,682)
Other comprehensive loss (net of tax):
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes (1)	(6)	—	(9)	(1)
Comprehensive loss	$(1,736)	$(32,002)	$(3,463)	$(33,683)
(1)The tax effect during the three months and six months ended March 31, 2017 and 2016 was not significant.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2016	31,489	$3	700	$—	$182,615	$68,820	6,865	$(97,388)	$(17,454)	$18	$136,614
Net loss	—	—	—	—	—	—	—	—	(3,454)	—	(3,454)
Issuance of Series A Convertible Preferred Stock	—	—	—	—	—	33	—	—	—	—	33
Issuance of common stock under employee plans	123	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(2)	—	—	—	(7)	—	—	—	—	—	(7)
Stock-based compensation	—	—	—	—	1,435	—	—	—	—	—	1,435
Preferred stock dividends	—	—	—	—	—	—	—	—	(2,618)	—	(2,618)
Equity interest in investee's unrealized losses on hedging derivatives, net of tax	—	—	—	—	—	—	—	—	—	(9)	(9)
Balance as of March 31, 2017	31,610	$3	700	$—	$184,043	$68,853	6,865	$(97,388)	$(23,526)	$9	$131,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,454)	$(33,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,172	7,682
Amortization of assets subject to financing obligation	1,341	1,341
Amortization of discount on held-to-maturity investments	12	336
Bad debt expense	327	752
Stock-based compensation	1,435	2,286
Deferred income taxes	—	27,928
Equity in earnings of unconsolidated affiliates	(253)	(239)
Training equipment credits earned, net	(409)	(348)
(Gain) loss on disposal of property and equipment	(6)	100
Changes in assets and liabilities:
Restricted cash	(11,102)	34
Receivables	2,748	9,000
Prepaid expenses and other current assets	(265)	(957)
Other assets	(161)	(68)
Accounts payable and accrued expenses	(7,881)	(6,135)
Deferred revenue	(9,144)	(5,263)
Income tax payable/receivable	2,634	(4,648)
Accrued tool sets and other current liabilities	574	(184)
Deferred rent liability	(973)	(910)
Other liabilities	(229)	490
Net cash used in operating activities	(17,634)	(2,485)
Cash flows from investing activities:
Purchase of property and equipment	(3,929)	(4,905)
Proceeds from disposal of property and equipment	1	—
Purchase of investments	(9,671)	—
Proceeds received upon maturity of investments	1,642	19,320
Acquisitions	—	(1,500)
Investment in unconsolidated affiliates	—	(1,000)
Capitalized costs for intangible assets	—	(250)
Return of capital contribution from unconsolidated affiliate	241	240
Restricted cash: proprietary loan program	2,355	3,393
Net cash provided by (used in) investing activities	(9,361)	15,298
Cash flows from financing activities:
Payment of common stock cash dividends	—	(1,457)
Payment of preferred stock cash dividend	(2,618)	—
Payment of financing obligation	(441)	(354)
Payment of payroll taxes on stock-based compensation through shares withheld	(7)	(7)
Net cash used in financing activities	(3,066)	(1,818)
Net increase (decrease) in cash and cash equivalents	(30,061)	10,995
Cash and cash equivalents, beginning of period	119,045	29,438
Cash and cash equivalents, end of period	$88,984	$40,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Six Months Ended March 31,
	2017	2016
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$2,121	$1,443
Interest paid	$1,699	$1,725
Training equipment obtained in exchange for services	$716	$1,553
Depreciation of training equipment obtained in exchange for services	$648	$602
Change in accrued capital expenditures during the period	$88	$(1,509)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016.

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

Income Taxes

Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2017 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

projections. Therefore, for the three months and six months ended March 31, 2017, we calculated income taxes using the actual income tax rate for the respective periods.
Restricted Cash

Restricted cash includes the funds transferred in advance of loan purchases under our proprietary loan program, funds held for students from Title IV financial aid program funds that result in credit balances on a student’s account and funds held as collateral for certain of the surety bonds that our insurers issue on behalf of our campuses and admissions representatives with multiple states, which are required to maintain authorization to conduct our business. Changes in restricted cash that represent funds held for students or that result from changes in the collateralization required for surety bonds as described above are included in cash flows from operating activities on our condensed consolidated statements of cash flows because these restricted funds are related to the core activity of our operations. All other changes in restricted cash are included in cash flows from investing activities on our condensed consolidated statements of cash flows.

3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Instead, an entity will record an impairment charge based on the excess of a reporting unit's carrying value over its fair value (Step 1 of the existing goodwill impairment test). The guidance is effective prospectively for annual periods, and for interim periods within those periods, beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We adopted this guidance prospectively during the quarter ended March 31, 2017 for our interim goodwill impairment testing; the adoption had no impact on our results of operations, financial condition and financial statement disclosures.
In March 2016, the FASB issued guidance intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for annual periods, and for interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. We adopted this guidance prospectively as of October 1, 2016; the adoption had an immaterial impact on our results of operations, financial condition and financial statement disclosures.
In April 2015, the FASB issued guidance related to customers' accounting for fees paid in a cloud computing arrangement. The guidance provides clarification on whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, then the software license element is accounted for consistent with the acquisition of other such licenses. If the arrangement does not include a software license, the arrangement is accounted for as a service contract. Entities have the option of adopting the guidance retrospectively or prospectively. We adopted this guidance prospectively as of October 1, 2016; the adoption had an immaterial impact on our results of operations, financial condition and financial statement disclosures.

In November 2015, the FASB issued guidance which simplifies the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This guidance is effective for public business entities for annual periods, and for interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. We adopted this guidance prospectively as of October 1, 2016; the adoption had no impact on our results of operations, financial condition or financial statement disclosures.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

In February 2015, the FASB issued guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships with similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Entities have the option of using a full or modified retrospective approach to adopt the guidance. We adopted this guidance as of October 1, 2016. The guidance had no impact on our results of operations, financial condition or financial statement disclosures.
Recently Issued Accounting Pronouncements

In January 2017, the FASB issued guidance which clarifies the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the acquisition is not a business. In addition a business must include at least one substantive process. The new standard is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. Early adoption is permitted and the standard is to be applied on a prospective basis to purchases or disposals of a business or an asset. The effect of this new standard on our consolidated financial statements will be dependent on any future acquisitions.

In August 2016, the FASB issued guidance which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that the standard will have on our consolidated statements of cash flows. Further, in November 2016, the FASB issued guidance that requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Based on the restricted cash balances on our consolidated balance sheets, we expect this standard to have an impact on the presentation of our consolidated statements of cash flows.

In June 2016, the FASB issued guidance which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact that the standard will have on our results of operations, financial condition and financial statement disclosures.

In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The guidance is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

In January 2016, the FASB issued guidance related to the classification and measurement of financial instruments. The guidance primarily impacts the accounting for equity investments other than those accounted for using the equity method of accounting, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Additionally, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

financial liabilities is largely unchanged. The guidance is effective for annual periods, and for interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. Based on our current portfolio of investments in debt securities, and investments made in equity securities accounted for as trading securities subsequent to March 31, 2017, the adoption of this standard is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued guidance which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In June 2015, the FASB deferred the effective date of the guidance by one year. This guidance is now effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption is now permitted for annual and interim reporting periods beginning after December 15, 2016. In 2016, the FASB issued further guidance that offers narrow scope improvements and clarifies certain implementation issues related to revenue recognition, including principal versus agent considerations, the identification of performance obligations and licensing. These additional updates have the same effective date as the new revenue guidance. We plan to adopt this guidance for the year ending September 30, 2019. We have begun evaluating the potential impact to our various revenue streams and continue to evaluate the adoption methods and the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

4.  Postemployment Benefits

In November 2016, we completed a reduction in workforce impacting approximately 75 employees and provided postemployment benefits totaling approximately $1.3 million. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in November 2018.

The postemployment benefit accrual activity for the six months ended March 31, 2017 was as follows:

	Liability Balance at September 30, 2016	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at March 31, 2017
Severance	$4,046	$1,674	$(3,562)	$(498)	$1,660
Other	189	114	(228)	(34)	41
Total	$4,235	$1,788	$(3,790)	$(532)	$1,701

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

In April 2017, we invested $40.0 million in various bond funds. These investments are held principally for resale in the near term and will be classified as trading securities. Trading securities will be recorded at fair value based on the closing market price of the security. Realized and unrealized gains and losses for trading securities will be recognized in earnings and included in other income, net in our condensed consolidated statements of loss.

Amortized cost and fair value for investments classified as held-to-maturity at March 31, 2017 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$45	$—	$—	$45
Corporate bonds	8,939	1	(11)	8,929
Due in 1 - 2 years:
Corporate bonds	724	—	(1)	723
	$9,708	$1	$(12)	$9,697

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2016 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$744	$—	$—	$744
Corporate bonds	200	—	—	200
Certificates of deposit	747	—	—	747
	$1,691	$—	$—	$1,691
Investments are exposed to various risks, including interest rate, market and credit risk, and as a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the condensed consolidated balance sheets, condensed consolidated statements of loss and condensed consolidated statements of comprehensive loss.

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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$78,083	$78,083	$—	$—
Corporate bonds	9,652	9,652	—	—
Municipal bonds	45	—	45	—
Total assets at fair value on a recurring basis	$87,780	$87,735	$45	$—

		Fair Value Measurements Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$108,963	$108,963	$—	$—
Corporate bonds	200	200	—	—
Commercial paper	2,501	—	2,501	—
Municipal bonds	744	—	744	—
Certificates of deposit	747	—	747	—
Total assets at fair value on a recurring basis	$113,155	$109,163	$3,992	$—

Our Level 2 investments are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

7.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	March 31, 2017	September 30, 2016
Land	—	$3,189	$3,189
Buildings and building improvements	30-35	79,184	78,870
Leasehold improvements	1-28	39,949	39,539
Training equipment	3-10	92,538	92,601
Office and computer equipment	3-10	37,599	37,688
Curriculum development	5	18,736	18,702
Software developed for internal use	1-5	12,206	11,905
Vehicles	5	1,276	1,228
Construction in progress	—	3,863	2,195
		288,540	285,917
Less accumulated depreciation and amortization		(178,663)	(171,884)
		$109,877	$114,033

The following amounts, which are included in the above table, represent assets financed by financing obligations resulting from the build-to-suit arrangements at our Lisle, Illinois and Long Beach, California campuses:

	March 31, 2017	September 30, 2016
Buildings and building improvements	$45,816	$45,816
Less accumulated depreciation and amortization	(7,503)	(6,162)
Assets financed by financing obligations, net	$38,313	$39,654

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Additionally, in February 2016, we made an investment in and entered into a licensing agreement with Pro-MECH Learning Systems, LLC (Pro-MECH), a company that provides comprehensive technician development programs and shop operations services. This investment resulted in our ownership of 25% of the outstanding equity interests of Pro-MECH. The $1.0 million investment was accounted for under the equity method of accounting. During the three months ended September 30, 2016, we determined that the carrying value of our investment was not recoverable and recorded a full impairment loss.
Investment in unconsolidated affiliates consisted of the following:

	March 31, 2017		September 30, 2016
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,039	27.972%	$4,036	27.972%

Investment in Pro-MECH	$—	25.000%	$—	25.000%

Investment in unconsolidated affiliates included the following activity during the period:

	Six Months Ended March 31,
	2017	2016
Balance at beginning of period	$4,036	$3,986
Investment in unconsolidated affiliate	—	1,000
Equity in earnings of unconsolidated affiliates	253	239
Return of capital contribution from unconsolidated affiliates	(241)	(240)
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes	(9)	(1)
Balance at end of period	$4,039	$4,984

9.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	March 31, 2017	September 30, 2016
Accounts payable	$6,808	$11,805
Accrued compensation and benefits	16,672	22,501
Other accrued expenses	11,239	8,239
	$34,719	$42,545

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

Under Section 382 of the Internal Revenue Code (IRC), for income tax purposes only, we underwent a change in ownership as a result of a preferred stock issuance in June 2016, which is discussed in Note 12.  Under the IRC, a change in ownership occurs when a five percent shareholder, as measured by ownership value, increases their ownership in a loss corporation by more than 50 percentage points during the defined testing period; both common and preferred stock are included in the determination of ownership value. Since the purchaser of the preferred stock acquired ownership exceeding 50 percent of our total ownership value, this transaction qualified as a change in ownership under section 382 of the IRC only. Accordingly, certain deductions and losses will be subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and, in turn, will decrease or eliminate the amount of tax refund that we anticipate to receive by carrying back the losses that we may incur in future periods.  The limitation may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.  The limitation may also cause the deductions and losses to expire unused.
The components of income tax expense are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Current expense (benefit)
Federal	$1,708	$(1,956)	$3,935	$(3,376)
State	437	33	820	170
Total current expense (benefit)	2,145	(1,923)	4,755	(3,206)
Deferred expense
Federal	—	24,438	—	24,876
State	—	3,148	—	3,052
Total deferred expense	—	27,586	—	27,928
Total provision for income taxes	$2,145	$25,663	$4,755	$24,722

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35% to pre-tax income for the period. The reasons for the differences are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Income tax expense (benefit) at statutory rate	$145	$(2,219)	$455	$(3,136)
State income taxes (benefits), net of federal tax benefit	119	(150)	226	(158)
Deferred tax asset write-off related to share based compensation	—	46	—	51
Increase in valuation allowance	1,874	27,949	4,013	27,949
Other, net	7	37	61	16
Total income tax expense	$2,145	$25,663	$4,755	$24,722
The components of the deferred tax assets (liabilities) recorded in the accompanying condensed consolidated balance sheets were as follows:

	March 31,	September 30,
	2017	2016
Gross deferred tax assets:
Deferred compensation	$2,263	$2,083
Reserves and accruals	4,805	5,417
Accrued tool sets	1,192	1,188
Deferred revenue	25,480	22,326
Deferred rent liability	880	1,213
Depreciation and amortization of property and equipment	2,248	684
Charitable contribution carryovers	423	671
Deductions limited by Section 382	1,364	592
Net operating losses and tax credit carryforwards	370	479
Valuation allowance	(36,744)	(32,828)
Total gross deferred tax assets	2,281	1,825
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(3,141)	(3,141)
Prepaid and other expenses deductible for tax	(2,281)	(1,825)
Total gross deferred tax liabilities	(5,422)	(4,966)
Net deferred tax liabilities	$(3,141)	$(3,141)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following table summarizes the activity for the valuation allowance for the six months ended March 31, 2017:

Balance at Beginning of Period	Additions to Income Tax Expense	Write-offs	Balance at End of Period
$32,828	$4,014	$(98)	$36,744

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $0.3 million for each of the three months ended March 31, 2017 and 2016 and approximately $0.7 million and $0.8 million for the six months ended March 31, 2017 and 2016, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.
The following table summarizes the impact of the proprietary loan program on our tuition revenue and interest income during the period as well as on a cumulative basis at the end of each period in our condensed consolidated statements of loss. Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period.

	Three Months Ended March 31,		Six Months Ended March 31,		Inception to date
	2017	2016	2017	2016
Tuition and interest income excluded	$5,225	$5,518	$11,217	$12,164	$153,932
Amounts collected and recognized	(2,103)	(1,837)	(3,936)	(3,372)	(25,021)
Net amount excluded during the period	$3,122	$3,681	$7,281	$8,792	$128,911
As of March 31, 2017, we had committed to provide loans to our students for approximately $148.2 million since inception.

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our condensed consolidated balance sheets. Amounts written off represent amounts which have been turned over to third party collectors; such amounts are not included within bad debt expense in our condensed consolidated statements of loss.

	Six Months Ended March 31,
	2017	2016
Balance at beginning of period	$75,511	$74,664
Loans extended	8,930	10,056
Interest accrued	1,813	1,863
Amounts collected and recognized	(3,936)	(3,372)
Amounts written off	(8,565)	(7,724)
Balance at end of period	$73,753	$75,487

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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of March 31, 2017 and September 30, 2016, 700,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at March 31, 2017.

Pursuant to the terms of the Securities Purchase Agreement, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $2.6 million on March 28, 2017.

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the six months ended March 31, 2017. As of March 31, 2017, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Securities Purchase Agreement, future stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

Stockholder Rights Agreement

On June 29, 2016, our Board of Directors authorized the adoption of a stockholder Rights Agreement to protect against any potential future use of coercive or abusive takeover techniques and to ensure that our stockholders are not deprived of the opportunity to realize the full and fair value of their investment. This agreement, was designed to mitigate the risk of any person or group from acquiring beneficial ownership of 15% or more of our outstanding common stock, or, in the case of any person or group that already owned 15% or more of the outstanding common stock, an additional 0.25%. On February 21, 2017, this agreement was amended to accelerate the expiration date, effectively terminating the agreement as of that date. The agreement was terminated based on the consideration of the current environment, proxy advisory guidelines and feedback from shareholders. In connection with the termination of this agreement, the preferred stock purchase rights were deregistered.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

13.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, which occurred on June 24, 2016, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic income (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. Accordingly, the two-class method was not applicable for the three and six months ended March 31, 2017.

Diluted net income per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted net loss amounts are the same for the three months and six months ended March 31, 2017 and March 31, 2016 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. The following table summarizes the computation of basic and diluted loss per share under the as-converted method:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Loss available for distribution	$(3,025)	$(32,002)	$(6,072)	$(33,682)

Weighted average number of shares
Basic shares outstanding	24,666	24,270	24,645	24,252
Dilutive effect related to employee stock plans	—	—	—	—
Diluted shares outstanding	24,666	24,270	24,645	24,252

Net loss per share - basic	$(0.12)	$(1.32)	$(0.25)	$(1.39)
Net loss per share - diluted	$(0.12)	$(1.32)	$(0.25)	$(1.39)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Outstanding stock-based grants	645	839	705	1,209
Convertible preferred stock	21,021	—	21,021	—
	21,666	839	21,726	1,209

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
Summary information by reportable segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenues
Postsecondary Education	$78,170	$84,737	$158,714	$171,402
Other	4,327	3,455	7,962	6,563
Consolidated	$82,497	$88,192	$166,676	$177,965
Income (loss) from operations
Postsecondary Education	$1,125	$(4,693)	$3,222	$(5,909)
Other	(438)	(1,077)	(1,148)	(2,054)
Consolidated	$687	$(5,770)	2,074	(7,963)
Depreciation and amortization(1)
Postsecondary Education	$4,132	$4,402	$8,340	$8,722
Other	72	238	173	301
Consolidated	$4,204	$4,640	$8,513	$9,023
Net income (loss)
Postsecondary Education	$(1,868)	$(31,714)	$(3,414)	$(32,940)
Other	138	(288)	(40)	(742)
Consolidated	$(1,730)	$(32,002)	$(3,454)	$(33,682)

			March 31, 2017	September 30, 2016
Goodwill
Postsecondary Education			$8,222	$8,222
Other			783	783
Consolidated			$9,005	$9,005
Total assets
Postsecondary Education			$266,320	$289,688
Other			8,333	7,471
Consolidated			$274,653	$297,159
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million for each of the three months ended March 31, 2017 and 2016 and of $0.6 million for each of the six months ended March 31, 2017 and 2016, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

15.  Government Regulation and Financial Aid
State Authorization and Regulation
On December 16, 2016, the Massachusetts Division of Professional Licensure published disclosure and business practice regulations applicable to proprietary schools operating in or recruiting from Massachusetts.  As published, certain of the regulations are effective immediately and others become effective through January 1, 2018. The disclosure obligations under the new regulations are similar to those currently required by Massachusetts. The regulations also require various business practice changes, including, among other items, ethics training for admissions representatives, creation of program outlines separate from existing catalogs, changes to refund requirements for students who begin school with pending financial aid and changes to enrollment agreements to reflect the refund policy change. We are working to comply with the various regulations.
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. In April 2017, the the Arizona State Board for Private Postsecondary Education requested that we post a $3.0 million surety bond related to our Avondale and Phoenix, Arizona campuses. We intend to comply with this request.
Accreditation
As of September 30, 2016, two programs in the automotive and automotive/diesel/industrial divisions at our Rancho Cucamonga, California campus did not achieve the graduation benchmarks set by the Accrediting Commission of Career Schools and Colleges and were placed on outcomes reporting. One of the two programs has since met the graduation benchmark using more recent data. The other is a program only offered during our evening session, which will be changing with our Tech II curriculum implementation at this campus. We plan to begin offering our Automotive Technology and Diesel Technology II curricula at this campus in the third quarter of 2017; as part of this rollout, the below-benchmark programs will be discontinued.
Regulation of Federal Student Financial Aid Programs
In February 2017, the Department of Education (ED) notified us that it had completed its review of our audited financial statements for the year ended September 30, 2016 and concluded that they yield a composite score of 1.7 out of 3.0.  As a result of our composite score exceeding the 1.5 required to be deemed financially responsible under ED composite score regulations, we are no longer subject to Heightened Cash Monitoring 1 restrictions under the Zone Alternative, imposed by ED beginning in October 2016. However, we will continue to provide a monthly student roster and a biweekly cash flow projection, which was requested in connection with the issuance of our Series A Preferred Stock in June 2016.
On January 9, 2017, ED issued to our schools final versions of the first set of debt to earnings rates under the new gainful employment rule. The final rates were consistent with the draft rates previously discussed in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016, with nine of our 12 educational programs achieving passing rates and the other three programs in the zone.
On December 6, 2016, we were advised by ED that our applications for Title IV program participation recertification with respect to our Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix institutions had been processed. The Universal Technical Institute of Arizona institution has received its program participation agreement, which places the institution on provisional certification until March 31, 2018, based on an open ED program review from April 2015 for which we have not yet received a report. As a result of the institution's placement on provisional certification, ED requires that we apply for and receive approval prior to awarding or disbursing Title IV aid for any new locations or new programs.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

In March 2017, we received a standard, non-provisional program participation agreement for the Universal Technical Institute of Phoenix institution with an expiration date of March 31, 2018. This timeframe has been designed to allow for participation alignment of all three of our institutions, as our Universal Technical Institute of Texas institution is also set to expire on March 31, 2018. We will submit recertification applications for all of our institutions in December 2017 as required.
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

2017 Overview

Operations

Lower student population levels as we began 2017 and fewer new student starts during the period resulted in a decline of 10.7% in our average undergraduate full-time student enrollment to approximately 10,900 students for the three months ended March 31, 2017. We started approximately 1,900 students during the three months ended March 31, 2017, which was a decrease of 17.4% from the prior year comparable period. For the six months ended March 31, 2017, we started approximately 3,200 students, which represents a decrease of 22.0% as compared to the prior year comparable period.

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
In response to these challenges, we continue to focus on our key strategies. We continue to add and renew contracts with our OEM partners as well as other employers to provide career opportunities and tuition reimbursement for our graduates. We are seeking opportunities to expand into new geographic markets either organically or through strategic acquisitions. Additionally, we plan to begin offering two new programs, welding and CNC (computer numeric control) machining, in 2017. We will also begin offering our associate level degree programs at our Rancho Cucamonga and Sacramento, California campuses during the third quarter of 2017. We work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from employers of our graduates. As part of our affordability initiatives, we plan to offer increased institutional scholarship and grant programs based on financial need, merit, or to assist in managing student loan debt. We are continuing our initiative designed to shift perceptions and build advocacy with key policy makers and influencers. Finally, we remain focused on operating our business as efficiently as possible and managing discretionary operating costs. In September 2016, we implemented a Financial Improvement Plan (the Plan), the first steps of which were reductions in workforce impacting approximately 70 employees at our corporate office and approximately 75 employees at our campus locations. We now expect the Plan to deliver annualized cost savings at the higher end of between $30 million and $40 million for the year ending September 30, 2017 coming from the reduction in our workforce, changes to our marketing strategy and admissions structure and a number of process improvement initiatives.

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

Our revenues for the three months ended March 31, 2017 were $82.5 million, a decline of $5.7 million, or 6.5%, from the comparable period in the prior year. We had operating income of $0.7 million compared to an operating loss of $5.8 million for the same period in the prior year. The improvement in our operating results was due primarily to decreases in compensation, advertising, supplies and maintenance, depreciation and amortization, travel and entertainment and legal services expenses. These decreases were partially offset by the decline in revenues, which were negatively impacted by the decline in our average undergraduate full-time student enrollment. We incurred a net loss of $1.7 million compared to $32.0 million for the comparable period in the prior year. During the three months ended March 31, 2016, net loss was impacted by the determination in the prior year that a valuation allowance on our deferred tax assets was necessary, which impacted income tax expense by $27.9 million. During the three months ended March 31, 2017, we determined that an additional valuation allowance on our deferred tax assets was necessary, which resulted in income tax expense of $1.9 million.

Our revenues for the six months ended March 31, 2017 were $166.7 million, a decline of $11.3 million, or 6.3%, from the comparable period in the prior year. We had operating income of $2.1 million compared to an operating loss of $8.0 million for the same period in the prior year. The improvement in our operating results was due primarily to decreases in compensation, advertising, supplies and maintenance, depreciation and amortization, travel and entertainment and legal services expenses. These decreases were partially offset by the decline in revenues, which were negatively impacted by the decline in our average undergraduate full-time student enrollment. We incurred a net loss of $3.5 million compared to $33.7 million for the comparable period in the prior year. During the six months ended March 31, 2016, net loss was impacted by the determination in the prior year that a valuation allowance on our deferred tax assets was necessary, which impacted income tax expense by $27.9 million. During the six months ended March 31, 2017, we determined that an additional valuation allowance on our deferred tax assets was necessary, which resulted in income tax expense of $4.0 million.

Industry Relationships

In March 2017, we began offering INFINITI Technician Training Academy, an 18-week manufacturer-paid training program for highly ranked students who have completed an automotive program. Our relationships with industry original equipment manufacturers (OEMs) are critical to our success. Participating OEMs assist us in the development of course content and curricula while providing us with vehicles, equipment, specialty tools and parts at no charge. This collaboration enables us to provide highly specialized education to our students, including the opportunity for our students to earn numerous INFINITI-specific credentials and have 95 percent of the academic requirements needed to be an INFINITI K.E.I. Master Technician upon completion of the program. Our graduates will benefit from enhanced employment opportunities and the potential for higher wages. The program is available at our Long Beach, California campus.

Automotive Technology and Diesel Technology II Integration

We currently offer the Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona; Dallas/Ft. Worth, Texas; Long Beach, California; Orlando, Florida and Sacramento, California campuses. We plan to offer this curricula at our Rancho Cucamonga, California campus during the third quarter of 2017; this rollout will also allow us to offer our associate level degree programs at this campus.

Graduate Employment

Our consolidated graduate employment rate for our 2016 graduates during the six months ended March 31, 2017 is below the rate at the same time in the prior year. The rate has remained consistent for our Collision Repair program, while the rate has declined for our Automotive and Diesel Technology, Marine and Motorcycle programs. There are multiple factors contributing to the declines, including graduates who receive higher compensating jobs outside their field of study, changing regulatory standards and guidance on employment classification and availability for employment and internal operational challenges that resulted in an employment verification backlog.

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

Accreditation
As of September 30, 2016, two programs in the automotive and automotive/diesel/industrial divisions at our Rancho Cucamonga, California campus did not achieve the graduation benchmarks set by the Accrediting Commission of Career Schools and Colleges and were placed on outcomes reporting. One of the two programs has since met the graduation benchmark using more recent data. The other is a program only offered during our evening session, which will be changing with our Tech II curriculum implementation at this campus. We plan to begin offering our Automotive Technology and Diesel Technology II curricula at this campus in the third quarter of 2017; as part of this rollout, the below-benchmark programs will be discontinued.
Regulation of Federal Student Financial Aid Programs

In February 2017, ED notified us that it had completed its review of our audited financial statements for the year ended September 30, 2016 and concluded that they yield a composite score of 1.7 out of 3.0.  As a result of our composite score exceeding the 1.5 required to be deemed financially responsible under ED composite score regulations, we are no longer subject to Heightened Cash Monitoring 1 restrictions under the Zone Alternative, imposed by ED beginning in October 2016. However, we will continue to provide a monthly student roster and a biweekly cash flow projection, which was requested in connection with the issuance of our Series A Convertible Preferred Stock in June 2016.

On January 9, 2017, ED issued to our schools final versions of the first set of debt to earnings rates under the new gainful employment rule. The final rates were consistent with the draft rates previously discussed in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016, with nine of our 12 educational programs achieving passing rates and the other three programs in the zone.

On December 6, 2016, we were advised by ED that our applications for Title IV program participation recertification with respect to our Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix institutions had been processed. The Universal Technical Institute of Arizona institution has received its program participation agreement, which places the institution on provisional certification until March 31, 2018, based on an open ED program review from April 2015 for which we have not yet received a report. As a result of the institution's placement on provisional certification, ED requires that we apply for and receive approval prior to awarding or disbursing Title IV aid for any new locations or new programs. ED may more closely review any application we file for recertification, new locations, new or revised educational programs, acquisitions of other institutions, increases in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution's certification without advance notice or advance opportunity to challenge the action.

In March 2017, we received a standard, non-provisional program participation agreement for the Universal Technical Institute of Phoenix institution with an expiration date of March 31, 2018. This timeframe has been designed to allow for participation alignment of all three of our institutions, as our Universal Technical Institute of Texas institution is also set to expire on March 31, 2018. We will submit recertification applications for all of our institutions in December 2017 as required.

2017 Outlook

For the year ending September 30, 2017, we expect new student starts to decline by high-single digits. Combined with the number of students currently in school and the timing of the anticipated start growth, we expect our average student population to be down in the low-double digits as a percentage compared with the year ended

September 30, 2016.  We continue to expect to grow new student starts in the second half of the year. We now expect revenue to be down in the mid-to-high single digits. Additionally, we now expect our Financial Improvement Plan implemented in September 2016 to deliver annualized cost savings at the higher end of between $30 million and $40 million for the year ending September 30, 2017. Combined with softer-than-anticipated student starts during the six months ended March 31, 2017, we anticipate the Financial Improvement Plan will result in operating results to range between operating income of $1.0 million and an operating loss of $1.0 million. An operating loss would be driven by the identification of and investments in additional success-based marketing initiatives in 2017 that would build out our student pipeline into 2018. We continue to expect significantly improved EBITDA as compared to the year ended September 30, 2016. Capital expenditures are expected to be approximately $10.0 million to $11.0 million for the year ending September 30, 2017.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	54.3%	56.4%	55.2%	55.9%
Selling, general and administrative	44.8%	50.1%	43.6%	48.6%
Total operating expenses	99.1%	106.5%	98.8%	104.5%
Income (loss) from operations	0.9%	(6.5)%	1.2%	(4.5)%
Interest expense, net	(0.9)%	(0.9)%	(0.9)%	(0.9)%
Other income	0.5%	0.2%	0.5%	0.4%
Total other expense, net	(0.4)%	(0.7)%	(0.4)%	(0.5)%
Income (loss) before income taxes	0.5%	(7.2)%	0.8%	(5.0)%
Income tax expense (benefit)	2.6%	29.1%	2.9%	13.9%
Net loss	(2.1)%	(36.3)%	(2.1)%	(18.9)%
Preferred stock dividends	1.6%	—%	1.6%	—%
Loss available for distribution	(3.7)%	(36.3)%	(3.7)%	(18.9)%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016 and Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

Revenues. Our revenues for the three months ended March 31, 2017 were $82.5 million, a decrease of $5.7 million, or 6.5%, as compared to revenues of $88.2 million for the three months ended March 31, 2016. Our average undergraduate full-time student enrollment decreased 10.7%, which resulted in a decrease in revenues of approximately $9.2 million. The decrease was partially offset by tuition rate increases of up to 3%, depending on the program. Our revenues for the three months ended March 31, 2017 and 2016 excluded $4.4 million and $4.6 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $2.1 million and $1.8 million of revenues and interest under our proprietary loan program for the three months ended March 31, 2017 and 2016, respectively. Revenues for our Long Beach, California campus, which opened in August 2015, were $4.4 million for the three months ended March 31, 2017 as compared to $2.6 million for the three months ended March 31, 2016. Additionally, industry training revenue increased by $0.8 million compared to the same period in the prior year primarily due to increased dealer training.

Our revenues for the six months ended March 31, 2017 were $166.7 million, a decrease of $11.3 million, or 6.3%, as compared to revenues of $178.0 million for the six months ended March 31, 2016. Our average undergraduate full-time student enrollment decreased 10.2%, which resulted in a decrease in revenues of approximately $17.6 million. Additionally, there was one less earning day during the six months ended March 31, 2017 as compared to the six months ended March 31, 2016, which resulted in a decrease in revenues of approximately $1.3 million. The decreases were partially offset by tuition rate increases of up to 3%, depending on the program. Our revenues for the six months ended March 31, 2017 and 2016 excluded $9.4 million and $10.3 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $3.9 million and $3.4 million of revenues and interest under our proprietary loan program for the six months ended March 31, 2017 and 2016, respectively. Revenues for our Long Beach, California campus, which opened in August 2015, were $8.7 million for the six months ended March 31, 2017 as compared to $4.5 million for the six months ended March 31, 2016. Additionally, industry training revenue increased by $1.2 million compared to the same period in the prior year primarily due to increased dealer training.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months and six months ended March 31, 2017 were $44.8 million and $92.0 million, respectively. This represents decreases of $5.0 million and $7.4 million, respectively, as compared to $49.8 million and $99.4 million, respectively, for the three months and six months ended March 31, 2016.

Our educational services and facilities expenses for the three months ended March 31, 2017 and 2016 for our Long Beach, California campus were $2.8 million and $2.7 million, respectively, including corporate overhead allocations of $0.2 million in each period. Our educational services and facilities expenses for the six months ended March 31, 2017 and 2016 for this campus were $5.7 million and $5.4 million, respectively, including corporate overhead allocations of $0.3 million and $0.4 million, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Salaries expense	$20,194	$22,750	$41,526	$44,726
Employee benefits and tax	4,083	4,659	8,458	9,206
Bonus expense	97	320	893	534
Stock-based compensation	45	71	89	135
Compensation and related costs	24,419	27,800	50,966	54,601
Occupancy costs	8,834	8,970	17,773	18,103
Depreciation and amortization expense	3,828	4,297	7,785	8,350
Other educational services and facilities expense	3,896	4,117	8,063	8,734
Supplies and maintenance	1,819	2,320	3,506	4,753
Tools and training aids expense	1,792	1,639	3,357	3,774
Travel and entertainment expense	246	627	538	1,107
	$44,834	$49,770	$91,988	$99,422
Compensation and related costs decreased $3.4 million and $3.6 million for the three months and six months ended March 31, 2017, repsectively:

•	Salaries expense decreased $2.6 million and $3.2 million for the three months and six month ended March 31, 2017, respectively. The decrease was largely attributable to a decrease in the number of employees related to the previously discussed reductions in workforce undertaken in September and November 2016, which primarily impacted non-instructor positions and related salaries expense. Additionally, salaries expense was impacted by a decrease in overtime and flex instructor salaries during both comparable periods as a result of our cost control initiatives. The savings were partially offset during the year-to-date period by severance expense of $1.0 million related to the November 2016 reduction in workforce. Additionally, salaries expense for our Long Beach, California campus, which opened in August 2015, increased by $0.2 million and $0.6 million for the three months and six months ended March 31, 2017, respectively.

•
Employee benefits and tax decreased $0.6 million and $0.7 million for the three and six months ended March 31, 2017, respectively. The savings were due to the reduction in employee headcount and other changes to employee benefits.

•
Bonus expense increased $0.4 million for the six months ended March 31, 2017. The increase in bonus expense is attributable to holiday bonuses paid to employees in December 2016 in lieu of annual merit increases.

Depreciation and amortization expense decreased $0.5 million and $0.6 million for the three and six months ended March 31, 2017, respectively. The decrease was primarily a result of a higher percentage of our fixed assets becoming fully depreciated.
Supplies and maintenance expense decreased $0.5 million and $1.3 million for the three months and six months ended March 31, 2017, respectively. The decrease was attributable to a higher level of spending in the prior year related to classroom renovations at certain campus locations and purchases related to the opening of our Long Beach, California campus, as well as increased focus on cost control initiatives during the current year.
Travel and entertainment expense decreased $0.4 million and $0.6 million for the three months and six months ended March 31, 2017, respectively. The decrease was attributable to a higher level of spending in the prior year related to the opening of our Long Beach, California campus, as well as increased focus on cost control initiatives during the current year.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three and six months ended March 31, 2017 were $37.0 million and $72.6 million, respectively. This represents decreases of $7.2 million and $13.9 million, respectively, as compared to $44.2 million and $86.5 million, respectively, for the three and six months ended March 31, 2016.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Salaries expense	$14,734	$17,247	$29,198	$34,452
Employee benefits and tax	3,181	3,924	6,310	7,816
Bonus expense	198	1,051	1,188	2,133
Stock-based compensation	892	1,304	1,396	2,151
Compensation and related costs	19,005	23,526	38,092	46,552
Advertising expense	10,651	11,743	19,819	22,125
Other selling, general and administrative expenses	6,289	7,391	12,435	14,632
Depreciation and amortization expense	694	643	1,376	1,275
Bad debt expense	78	270	327	752
Legal services expense	259	619	565	1,170
	$36,976	$44,192	$72,614	$86,506
Compensation and related costs decreased $4.5 million and $8.5 million for the three months and six months ended March 31, 2017, respectively:

•
Salaries expense decreased $2.5 million and $5.3 million for the three months and six months ended March 31, 2017, respectively, primarily due to savings realized following the September 2016 reduction in workforce and the restructuring of our campus admissions organization in June 2016. The savings were partially offset by an increase of $0.3 million in severance expense as compared to the three and six months ended March 31, 2016.

•	Employee benefits and tax decreased $0.7 and $1.5 million for the three months and six months ended March 31, 2017, respectively, primarily as a result of the decrease in employee headcount.

•
Bonus expense decreased by $0.9 million for the three months and six months ended March 31, 2017. During the three months ended March 31, 2017, we recorded an adjustment to reflect anticipated minimal attainment on our largest bonus plan.

Advertising expense decreased $1.0 and $2.3 million for the three months and six months ended March 31, 2017, respectively. We have reduced or eliminated spending on certain channels in our media mix and increased spending on digital sources and local advertising in line with our budget plan for the year. Additionally, we continue to evaluate our lead generation sources to eliminate lower-quality sources.
Legal services expense decreased $0.3 million and $0.6 million for the three months and six months ended March 31, 2017, respectively. During 2016, we incurred increased legal fees related to regulatory requests.
Income taxes. Our income tax expense for the three months ended March 31, 2017 was $2.1 million, or 516.9% of pre-tax income, compared to an income tax expense of $25.7 million, or 404.8% of pre-tax loss, for the three months ended March 31, 2016. Our provision for income taxes for the six months ended March 31, 2017 was $4.8 million, or 365.5% of pre-tax income, compared to $24.7 million, or 275.9% of pre-tax loss, for the six months ended March 31, 2016. We recognized significant tax expense during the three months and six months ended March 31, 2017 due to the tax treatment of certain expenses anticipated to be deductible in future years. Such deductions are included in the balance of deferred tax assets, which is currently subject to a full valuation allowance. The effective income tax rate in each period also differed from the federal statutory tax rate of 35% as a result of state income taxes, net of related federal income tax benefits.

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

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $1.3 million and $2.6 million during the three months and six months ended March 31, 2017, respectively.

Loss available for distribution. Loss available for distribution refers to net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution for the three months and six months ended March 31, 2017 of $3.0 million and $6.1 million, respectively, as compared to $32.0 million and $33.7 million for the three and six months ended March 31, 2016.

Non-GAAP Financial Measures

Our earnings (loss) before interest, tax, depreciation and amortization (EBITDA) for the three months and six months ended March 31, 2017 were $5.6 million and $11.9 million, respectively, as compared to $(0.6) million and $2.3 million for the three months and six months ended March 31, 2016, respectively.

EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income in determining financial performance under GAAP, this measure should not be considered an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net loss as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(1,730)	$(32,002)	$(3,454)	$(33,682)
Interest expense, net	712	797	1,461	1,614
Income tax expense	2,145	25,663	4,755	24,722
Depreciation and amortization(1)	4,522	4,940	9,161	9,625
EBITDA	$5,649	$(602)	$11,923	$2,279

(1)Includes depreciation of training equipment obtained in exchange for services of $0.3 million for each of the three months ended March 31, 2017 and 2016 and of $0.6 million for each of the six months ended March 31, 2017 and 2016.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations as well as the expansion of programs at existing campuses through the next 12 months.

We believe that the strategic use of our cash resources includes subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering are intended to be used to fund strategic long-term growth initiatives, including the expansion to new markets of campuses on a scale similar to our Long Beach, California and Dallas/Ft. Worth, Texas campuses and the creation of new programs in existing markets with under-utilized campus facilities. We may use the proceeds to fund strategic acquisitions that complement our core business. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents and investments on hand or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity. The annual cash dividend that we anticipate paying on the Series A Preferred Stock is approximately $5.3 million per year. Additionally, to the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $98.0 million as of March 31, 2017.

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

Operating Activities

Our cash used in operating activities was $17.6 million for the six months ended March 31, 2017 compared to $2.5 million for the six months ended March 31, 2016. For the six months ended March 31, 2017, changes in our operating assets and liabilities resulted in cash outflows of $23.8 million and were primarily attributable to changes in restricted cash, deferred revenue, accounts payable and accrued expenses, income tax and receivables. The increase in restricted cash resulted in a cash outflow of $11.1 million and was primarily due to the collateralization of $11.5 million in surety bonds. The decrease in deferred revenue resulted in a cash outflow of $9.1 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at March 31, 2017 compared to September 30, 2016. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $7.9 million. This decrease was primarily attributable to the payment of bonuses and severance benefits, as well as the timing of invoices and payroll. The change in income tax from a receivable position to a payable position resulted in a cash inflow of $2.6 million and was primarily due to the increase in taxable income during the current period and the timing of tax payments and refunds. The decrease in receivables resulted in a cash inflow of $2.7 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.

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

Investing Activities

During the six months ended March 31, 2017, cash used in investing activities was $9.4 million. We had cash outflows for the purchase of investments of $9.7 million. We had cash outflows for the purchase of property and equipment of $3.9 million, primarily related to purchases of new and replacement training equipment for our ongoing operations. We had cash inflows of $1.6 million from proceeds received upon the maturity of investments. For the year ending September 30, 2017, we anticipate investing in capital expenditures in the range of $10.0 million to $11.0 million primarily related to maintenance of our educational facilities and tools and the expansion of programs at existing campuses.

During the six months ended March 31, 2016, cash provided by investing activities was $15.3 million. We had cash inflows of $19.3 million from proceeds received upon maturity of investments. We had cash outflows for the purchase of property and equipment of $4.9 million, primarily related to purchases of new and replacement training equipment for our ongoing operations. We had a cash outflow of $1.5 million related to the acquisition of BrokenMyth Studios, LLC and a cash outflow of $1.0 million related to an investment in Pro-MECH Learning Systems, LLC.

Financing Activities

During the six months ended March 31, 2017, cash used in financing activities was $3.1 million and related primarily to payment of a semi-annual preferred stock dividend on March 28, 2017, totaling approximately $2.6 million.

During the six months ended March 31, 2016, cash used in financing activities was $1.8 million and was primarily due to the payment of common stock cash dividends on October 5, 2015, December 18, 2015 and March 31, 2016 of $0.02 per share, totaling approximately $1.5 million.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016.

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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2017 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of March 31, 2017, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the quarter ended March 31, 2017, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended March 31, 2017. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
January 1-31, 2017	—	$—	—	$—
February 1-28, 2017	1,677	$3.40	—	$—
March 1-31, 2017	—	$—	—	$—
Total	1,677	$3.40	—	$—

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

Date: May 5, 2017

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Kimberly J. Mcwaters
Kimberly J. McWaters
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Number	Description
4.1
Amendment dated February 21, 2017 to Rights Agreement by and between the Registrant and Computershare Inc., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on February 21, 2017.)

10.1	Universal Technical Institute Inc. 2003 Incentive Compensation Plan, as amended. (Incorporated by referenced to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 3, 2017.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101
Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income (Loss); (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.