Form 10-Q
period 2017-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2017-08-04
CIK 1261654

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
For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 27, 2017, there were 24,757,834 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

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

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	September 30, 2016
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$35,077	$119,045
Restricted cash	13,598	5,956
Trading securities	39,790	—
Held-to-maturity investments, current portion	9,398	1,691
Receivables, net	10,091	15,253
Prepaid expenses and other current assets	19,618	20,004
Total current assets	127,572	161,949
Held-to-maturity investments, less current portion	251	—
Property and equipment, net	108,452	114,033
Goodwill	9,005	9,005
Other assets	11,492	12,172
Total assets	$256,772	$297,159
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$31,336	$42,545
Dividends payable	1,309	—
Deferred revenue	25,040	44,491
Accrued tool sets	2,920	2,938
Financing obligation, current	1,056	913
Income tax payable	845	—
Other current liabilities	4,099	3,673
Total current liabilities	66,605	94,560
Deferred tax liabilities, net	3,141	3,141
Deferred rent liability	7,365	8,987
Financing obligation	42,325	43,141
Other liabilities	10,021	10,716
Total liabilities	129,457	160,545
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,622,731 shares issued and 24,757,834 shares outstanding as of June 30, 2017 and 31,489,331 shares issued and 24,624,434 shares outstanding as of September 30, 2016	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of June 30, 2017 and September 30, 2016, liquidation preference of $100 per share	—	—
Paid-in capital - common	184,597	182,615
Paid-in capital - preferred	68,853	68,820
Treasury stock, at cost, 6,864,897 shares as of June 30, 2017 and September 30, 2016	(97,388)	(97,388)
Retained deficit	(28,752)	(17,454)
Accumulated other comprehensive income	2	18
Total shareholders’ equity	127,315	136,614
Total liabilities and shareholders’ equity	$256,772	$297,159
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenues	$76,258	$82,266	$242,934	$260,231
Operating expenses:
Educational services and facilities	44,120	47,044	136,108	146,466
Selling, general and administrative	34,922	40,672	107,536	127,178
Total operating expenses	79,042	87,716	243,644	273,644
Loss from operations	(2,784)	(5,450)	(710)	(13,413)
Other income (expense):
Interest expense, net	(559)	(802)	(2,020)	(2,416)
Equity in earnings of unconsolidated affiliates	116	51	369	290
Other income, net	277	77	712	455
Total other expense, net	(166)	(674)	(939)	(1,671)
Loss before income taxes	(2,950)	(6,124)	(1,649)	(15,084)
Income tax expense (benefit)	967	(1,055)	5,722	23,667
Net loss	$(3,917)	$(5,069)	$(7,371)	$(38,751)
Preferred stock dividends	1,309	101	3,927	101
Loss available for distribution	$(5,226)	$(5,170)	$(11,298)	$(38,852)

Loss per share:
Net loss per share - basic	$(0.21)	$(0.21)	$(0.46)	$(1.60)
Net loss per share - diluted	$(0.21)	$(0.21)	$(0.46)	$(1.60)
Weighted average number of shares outstanding:
Basic	24,748	24,345	24,679	24,283
Diluted	24,748	24,345	24,679	24,283
Cash dividends declared per common share	$—	$—	$—	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(3,917)	$(5,069)	$(7,371)	$(38,751)
Other comprehensive loss (net of tax):
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes (1)	(7)	—	(16)	(1)
Comprehensive loss	$(3,924)	$(5,069)	$(7,387)	$(38,752)
(1)The tax effect during the three months and nine months ended June 30, 2017 and 2016 was not significant.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2016	31,489	$3	700	$—	$182,615	$68,820	6,865	$(97,388)	$(17,454)	$18	$136,614
Net loss	—	—	—	—	—	—	—	—	(7,371)	—	(7,371)
Issuance of Series A Convertible Preferred Stock	—	—	—	—	—	33	—	—	—	—	33
Issuance of common stock under employee plans	137	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(3)	—	—	—	(10)	—	—	—	—	—	(10)
Stock-based compensation	—	—	—	—	1,992	—	—	—	—	—	1,992
Preferred stock dividends	—	—	—	—	—	—	—	—	(3,927)	—	(3,927)
Equity interest in investee's unrealized losses on hedging derivatives, net of tax	—	—	—	—	—	—	—	—	—	(16)	(16)
Balance as of June 30, 2017	31,623	$3	700	$—	$184,597	$68,853	6,865	$(97,388)	$(28,752)	$2	$127,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,371)	$(38,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,726	11,358
Amortization of assets subject to financing obligation	2,012	2,012
Amortization of discount on investments	32	387
Unrealized gains on trading securities	(10)	—
Bad debt expense	503	931
Stock-based compensation	1,992	3,208
Deferred income taxes	—	27,928
Equity in earnings of unconsolidated affiliates	(369)	(290)
Training equipment credits earned, net	(710)	(716)
Loss on disposal of property and equipment	18	89
Changes in assets and liabilities:
Restricted cash	(11,050)	322
Receivables	2,453	11,221
Prepaid expenses and other current assets	358	(1,535)
Other assets	263	(83)
Accounts payable and accrued expenses	(11,359)	(3,217)
Deferred revenue	(19,451)	(17,358)
Income tax payable/receivable	3,052	(5,973)
Accrued tool sets and other current liabilities	768	359
Deferred rent liability	(1,622)	(1,372)
Other liabilities	(70)	648
Net cash used in operating activities	(29,835)	(10,832)
Cash flows from investing activities:
Purchase of property and equipment	(6,497)	(6,695)
Proceeds from disposal of property and equipment	1	20
Purchase of held-to-maturity investments	(9,671)	—
Proceeds received upon maturity of investments	1,687	24,569
Purchase of trading securities	(41,585)	—
Proceeds from sales of trading securities	1,799	—
Acquisitions	—	(1,500)
Investment in unconsolidated affiliates	—	(1,000)
Capitalized costs for intangible assets	(325)	(575)
Return of capital contribution from unconsolidated affiliate	352	359
Restricted cash: other	3,407	2,258
Net cash provided by (used in) investing activities	(50,832)	17,436
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs paid	—	69,214
Payment of common stock cash dividends	—	(1,457)
Payment of preferred stock cash dividend	(2,618)	—
Payment of financing obligation	(673)	(542)
Payment of payroll taxes on stock-based compensation through shares withheld	(10)	(12)
Net cash provided by (used in) financing activities	(3,301)	67,203
Net increase (decrease) in cash and cash equivalents	(83,968)	73,807
Cash and cash equivalents, beginning of period	119,045	29,438
Cash and cash equivalents, end of period	$35,077	$103,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Nine Months Ended June 30,
	2017	2016
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$2,670	$1,713
Interest paid	$2,543	$2,583
Training equipment obtained in exchange for services	$1,011	$2,346
Depreciation of training equipment obtained in exchange for services	$960	$1,000
Change in accrued capital expenditures during the period	$217	$2,075
Dividends payable	$1,309	$101
Preferred stock issuance costs accrued	$—	$378
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
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016.

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

Income Taxes

Historically, we have calculated income tax expense for interim periods based on estimated annual effective tax rates. These rates have been derived, in part, from expected income before taxes for the year. However, authoritative accounting guidance indicates that companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. We are not able to reasonably estimate the annual effective tax rate for the year ending September 30, 2017 because small fluctuations in our earnings before taxes could result in a material change in the estimated annual effective tax rate based on our current

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

projections. Therefore, for the three months and nine months ended June 30, 2017, we calculated income taxes using the actual income tax rate for the respective periods.
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

In February 2015, the FASB issued guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships with similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

money market funds. We adopted this guidance as of October 1, 2016. The guidance had no impact on our results of operations, financial condition or financial statement disclosures.
Effective the first quarter of fiscal 2019:

In January 2017, the FASB issued guidance which clarifies the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the acquisition is not a business. In addition, a business must include at least one substantive process. The standard is to be applied on a prospective basis to purchases or disposals of a business or an asset. The effect of this new standard on our consolidated financial statements will be dependent on any future acquisitions.

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

In January 2016, the FASB issued guidance related to the classification and measurement of financial instruments. The guidance primarily impacts the accounting for equity investments other than those accounted for using the equity method of accounting, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Additionally, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. Based on our current portfolio of investments in debt securities accounted for as held-to-maturity securities and investments made in equity securities accounted for as trading securities, the adoption of this standard is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued guidance which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In 2016, the FASB issued further guidance that offers narrow scope improvements and clarifies certain implementation issues related to revenue recognition, including principal versus agent considerations, the identification of performance obligations and licensing. These additional updates have the same effective date as the new revenue guidance. We are continuing to evaluate the potential impact to our various revenue streams and continue to evaluate the adoption methods and the impact that the update will have on our results of operations, financial condition and financial statement disclosures.
Effective the first quarter of fiscal 2020:

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

Effective the first quarter of fiscal 2021:

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

The postemployment benefit accrual activity for the nine months ended June 30, 2017 was as follows:

	Liability Balance at September 30, 2016	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at June 30, 2017
Severance	$4,046	$1,681	$(4,251)	$(492)	$984
Other	189	114	(229)	(74)	—
Total	$4,235	$1,795	$(4,480)	$(566)	$984

(1) Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.

5.  Investments

During the third quarter of 2017, we began investing in various bond funds. These investments are held principally for resale in the near term and are classified as trading securities. Trading securities are recorded at fair value based on the closing market price of the security. The unrealized gain on trading securities at June 30, 2017 was less than $0.1 million and was included in other income, net in the accompanying condensed consolidated statements of loss.
Held-to-maturity securities consist of pre-funded municipal bonds, which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties and other governmental entities, which earn interest that is exempt from federal income taxes. Held-to-maturity securities also include certificates of deposit issued by financial institutions and corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intention to hold our investments until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Amortized cost and fair value for investments classified as held-to-maturity at June 30, 2017 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Corporate bonds	$9,398	$—	$(9)	$9,389
Due in 1 - 2 years:
Corporate bonds	251	—	(1)	250
	$9,649	$—	$(10)	$9,639

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2016 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$744	$—	$—	$744
Corporate bonds	200	—	—	200
Certificates of deposit	747	—	—	747
	$1,691	$—	$—	$1,691
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$39,790	$39,790	$—	$—
Money market funds	27,925	27,925	—	—
Corporate bonds	9,639	9,639	—	—
Total assets at fair value on a recurring basis	$77,354	$77,354	$—	$—

		Fair Value Measurements Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$108,963	$108,963	$—	$—
Corporate bonds	200	200	—	—
Commercial paper	2,501	—	2,501	—
Municipal bonds	744	—	744	—
Certificates of deposit	747	—	747	—
Total assets at fair value on a recurring basis	$113,155	$109,163	$3,992	$—

Our Level 2 investments are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

7.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2017	September 30, 2016
Land	—	$3,189	$3,189
Buildings and building improvements	30-35	79,406	78,870
Leasehold improvements	1-28	40,437	39,539
Training equipment	3-10	92,391	92,601
Office and computer equipment	3-10	37,042	37,688
Curriculum development	5	18,736	18,702
Software developed for internal use	1-5	11,970	11,905
Vehicles	5	1,275	1,228
Construction in progress	—	5,062	2,195
		289,508	285,917
Less accumulated depreciation and amortization		(181,056)	(171,884)
		$108,452	$114,033

The following amounts, which are included in the above table, represent assets financed by financing obligations resulting from the build-to-suit arrangements at our Lisle, Illinois and Long Beach, California campuses:

	June 30, 2017	September 30, 2016
Buildings and building improvements	$45,816	$45,816
Less accumulated depreciation and amortization	(8,174)	(6,162)
Assets financed by financing obligations, net	$37,642	$39,654

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
Investment in unconsolidated affiliates consisted of the following:

	June 30, 2017		September 30, 2016
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,037	27.972%	$4,036	27.972%

Investment in Pro-MECH	$—	25.000%	$—	25.000%

Investment in unconsolidated affiliates included the following activity during the period:

	Nine Months Ended June 30,
	2017	2016
Balance at beginning of period	$4,036	$3,986
Investment in unconsolidated affiliate	—	1,000
Equity in earnings of unconsolidated affiliates	369	290
Return of capital contribution from unconsolidated affiliates	(352)	(359)
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes	(16)	(1)
Balance at end of period	$4,037	$4,916

9.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2017	September 30, 2016
Accounts payable	$7,104	$11,805
Accrued compensation and benefits	13,915	22,501
Other accrued expenses	10,317	8,239
	$31,336	$42,545

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

Under Section 382 of the Internal Revenue Code (IRC), for income tax purposes only, we underwent a change in ownership as a result of a preferred stock issuance in June 2016, which is discussed in Note 12.  Under the IRC, a change in ownership occurs when a five percent shareholder, as measured by ownership value, increases their ownership in a loss corporation by more than 50 percentage points during the defined testing period; both common and preferred stock are included in the determination of ownership value. Since the purchaser of the preferred stock acquired ownership exceeding 50 percent of our total ownership value, this transaction qualified as a change in ownership under section 382 of the IRC only. Accordingly, certain deductions and losses will be subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.  The limitation may also cause the deductions and losses to expire unused.
The components of income tax expense are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Current expense (benefit)
Federal	$569	$(1,012)	$4,504	$(4,388)
State	398	(43)	1,218	127
Total current expense (benefit)	967	(1,055)	5,722	(4,261)
Deferred expense
Federal	—	—	—	24,877
State	—	—	—	3,051
Total deferred expense	—	—	—	27,928
Total provision for income taxes	$967	$(1,055)	$5,722	$23,667

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35% to pre-tax income for the period. The reasons for the differences are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Income tax expense (benefit) at statutory rate	$(1,032)	$(2,158)	$(577)	$(5,294)
State income taxes (benefits), net of federal tax benefit	88	(242)	314	(400)
Deferred tax asset write-off related to share based compensation	—	—	—	51
Increase in valuation allowance	1,866	1,407	5,880	29,356
Other, net	45	(62)	105	(46)
Total income tax expense	$967	$(1,055)	$5,722	$23,667
The components of the deferred tax assets (liabilities) recorded in the accompanying condensed consolidated balance sheets were as follows:

	June 30, 2017	September 30, 2016

Gross deferred tax assets:
Deferred compensation	$2,332	$2,083
Reserves and accruals	5,062	5,417
Accrued tool sets	1,157	1,188
Deferred revenue	27,307	22,326
Deferred rent liability	625	1,213
Depreciation and amortization of property and equipment	2,857	684
Charitable contribution carryovers	474	671
Deductions limited by Section 382	860	592
Net operating losses and tax credit carryforwards	413	479
Valuation allowance	(38,606)	(32,828)
Total gross deferred tax assets	2,481	1,825
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(3,141)	(3,141)
Prepaid and other expenses deductible for tax	(2,481)	(1,825)
Total gross deferred tax liabilities	(5,622)	(4,966)
Net deferred tax liabilities	$(3,141)	$(3,141)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following table summarizes the activity for the valuation allowance for the nine months ended June 30, 2017:

Balance at Beginning of Period	Additions to Income Tax Expense	Write-offs	Balance at End of Period
$32,828	$5,880	$(102)	$38,606

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $0.3 million for each of the three months ended June 30, 2017 and 2016 and approximately $1.0 million and $1.1 million for the nine months ended June 30, 2017 and 2016, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our condensed consolidated balance sheets.
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

	Three Months Ended June 30,		Nine Months Ended June 30,		Inception to date
	2017	2016	2017	2016
Tuition and interest income excluded	$4,796	$5,197	$16,013	$17,361	$158,728
Amounts collected and recognized	(2,135)	(1,969)	(6,071)	(5,341)	(27,156)
Net amount excluded during the period	$2,661	$3,228	$9,942	$12,020	$131,572
As of June 30, 2017, we had committed to provide loans to our students for approximately $153.0 million since inception.

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

	Nine Months Ended June 30,
	2017	2016
Balance at beginning of period	$75,511	$74,664
Loans extended	11,041	13,483
Interest accrued	2,637	2,856
Amounts collected and recognized	(6,071)	(5,341)
Amounts written off	(12,888)	(11,113)
Balance at end of period	$70,230	$74,549

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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of June 30, 2017 and September 30, 2016, 700,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at June 30, 2017.

Pursuant to the terms of the Securities Purchase Agreement, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $2.6 million on March 28, 2017 and accrued Cash Dividends of $1.3 million as of June 30, 2017.

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the nine months ended June 30, 2017. As of June 30, 2017, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Securities Purchase Agreement, future stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

13.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, which occurred on June 24, 2016, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic income (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. Accordingly, the two-class method was not applicable for the three months ended June 30, 2017 and 2016 and for the nine months ended June 30, 2017.

Diluted net income per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted net loss amounts are the same for the three months and nine months ended June 30, 2017 and 2016 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. The following table summarizes the computation of basic and diluted loss per share under the as-converted method:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Loss available for distribution	$(5,226)	$(5,170)	$(11,298)	$(38,852)

Weighted average number of shares
Basic shares outstanding	24,748	24,345	24,679	24,283
Dilutive effect related to employee stock plans	—	—	—	—
Diluted shares outstanding	24,748	24,345	24,679	24,283

Net loss per share - basic	$(0.21)	$(0.21)	$(0.46)	$(1.60)
Net loss per share - diluted	$(0.21)	$(0.21)	$(0.46)	$(1.60)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Outstanding stock-based grants	423	778	585	834
Convertible preferred stock	21,021	1,386	21,021	460
	21,444	2,164	21,606	1,294

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
Summary information by reportable segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues
Postsecondary Education	$72,568	$79,156	$231,282	$250,558
Other	3,690	3,110	11,652	9,673
Consolidated	$76,258	$82,266	$242,934	$260,231
Income (loss) from operations
Postsecondary Education	$(2,081)	$(4,297)	$1,141	$(10,206)
Other	(703)	(1,153)	(1,851)	(3,207)
Consolidated	$(2,784)	$(5,450)	$(710)	$(13,413)
Depreciation and amortization(1)
Postsecondary Education	$4,115	$4,180	$12,455	$12,902
Other	110	167	283	468
Consolidated	$4,225	$4,347	$12,738	$13,370
Net income (loss)
Postsecondary Education	$(3,393)	$(4,426)	$(6,807)	$(37,366)
Other	(524)	(643)	(564)	(1,385)
Consolidated	$(3,917)	$(5,069)	$(7,371)	$(38,751)

			June 30, 2017	September 30, 2016
Goodwill
Postsecondary Education			$8,222	$8,222
Other			783	783
Consolidated			$9,005	$9,005
Total assets
Postsecondary Education			$249,220	$289,688
Other			7,552	7,471
Consolidated			$256,772	$297,159
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.4 million for the three months ended June 30, 2017 and 2016 , respectively, and of $1.0 million for each of the nine months ended June 30, 2017 and 2016.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

15.  Government Regulation and Financial Aid
State Authorization and Regulation
On December 16, 2016, the Massachusetts Division of Professional Licensure published disclosure and business practice regulations applicable to proprietary schools operating in or recruiting from Massachusetts.  As published, certain of the regulations were effective immediately and others become effective through January 1, 2018. The disclosure obligations under the new regulations are similar to those already required by Massachusetts. The regulations also require various business practice changes, including, among other items, ethics training for admissions representatives, creation of program outlines separate from existing catalogs, changes to refund requirements for students who begin school with pending financial aid and changes to enrollment agreements to reflect the refund policy change. We believe we are in compliance with all of the regulations that are currently effective and are working to comply with the remaining disclosure regulations, which will go into effect on January 1, 2018.

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. In April 2017, the Arizona State Board for Private Postsecondary Education requested that we post a $3.0 million surety bond related to our Avondale and Phoenix, Arizona campuses. We have complied with this request.

Accreditation
The procedures of our accrediting agency for the renewal of accreditation of a campus require a team of professionals to conduct an on-site visit at the campus and issue a Team Summary Report, which includes an assessment of the school’s compliance with accrediting standards.  On July 20, 2017, we received a Team Summary Report from the Accrediting Commission of Career Schools and Colleges (ACCSC) that summarized three findings from its visit to our Long Beach, California campus in connection with renewing the campus’ accreditation.  The first finding related to the campus’ application for a hybrid-distance education model, which is used in several programs.  The second finding related to the campus’ application of ACCSC’s standards for the calculation of credit hours.  The third finding related to the campus’ application of certain aspects of its leave of absence policy. Under ACCSC procedures, we intend to respond to the Team Summary Report by the September 1, 2017 due date.  ACCSC has indicated that our response will be considered at the November 2017 meeting.
On July 20, 2017, we also received the Team Summary Reports that summarize the findings from the renewal of accreditation evaluations for our Norwood, Massachusetts and Sacramento, California campuses. One of the programs at the Norwood campus did not meet the graduation benchmark set by ACCSC. We anticipate discontinuing this program. One of the programs at the Sacramento campus did not meet the employment benchmark set by ACCSC. Our response is due to ACCSC by September 1, 2017. We are continuing to implement initiatives designed to improve our graduation and employment rates.
In June 2017, our Exton, Pennsylvania and Dallas/Ft. Worth, Texas campuses received the “School of Excellence” designation by the Accrediting Commission of Career Schools and Colleges (ACCSC).  The School of Excellence Award recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high-levels of achievement among their students. In order to be eligible for the School of Excellence Award, an ACCSC-accredited institution must meet the conditions of renewing accreditation without any finding of non-compliance, satisfy all requirements necessary to be in good standing with ACCSC and demonstrate that the majority of the schools’ student graduation and graduate employment rates for all programs offered meet or exceed the average rates of graduation and

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

employment among all ACCSC-accredited institutions. Additionally, each of these campuses received a six-year renewal of accreditation instead of the standard five-year renewal.
In March 2017, ACCSC conducted an unannounced site visit at our Houston, Texas campus. One program in the automotive division did not achieve the graduation benchmark set by ACCSC and was placed on heightened monitoring status effective June 9, 2017. We are continuing to implement retention strategies designed to improve our graduation rates.
As of September 30, 2016, two programs in the automotive and automotive/diesel/industrial divisions at our Rancho Cucamonga, California campus did not achieve the graduation benchmarks set by ACCSC and were placed on outcomes reporting. One of the two programs has since met the graduation benchmark using more recent data. Both programs were removed from outcomes reporting in June 2017. We began offering our Automotive Technology and Diesel Technology II curricula at this campus in April 2017; as part of this rollout, the below-benchmark programs are being discontinued.
Regulation of Federal Student Financial Aid Programs
Gainful Employment. In June 2017, the Department of Education (ED) announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the gainful employment regulations. ED has suggested that the committee will convene in late 2017 and early 2018 and issue proposed regulations for public comment during the first half of 2018, but ED has not established a final schedule.

On June 30, 2017, ED announced the extension of the compliance deadline for certain gainful employment disclosure requirements from July 1, 2017 to July 1, 2018. ED stated that institutions are still required to comply with other gainful employment disclosure requirements by July 1, 2017. ED also announced its intent to extend the deadline for all programs to file alternate earnings appeals from July 1, 2017 to a later date to be provided in a future announcement expected by early August 2017. ED has not announced a delay or suspension in the enforcement of any other gainful employment regulations, nor in the issuance of new draft or final gainful employment rates in the future. In January 2017, ED issued to our schools final versions of the first set of debt to earnings rates under the new gainful employment rule. The final rates were consistent with the draft rates previously discussed in our 2016 Annual Report on Form 10-K, with nine of our 12 educational programs achieving passing rates and the other three programs in the zone.

Borrower Defense to Repayment Regulations. In November 2016, ED published final regulations establishing new rules regarding, among other things, the ability of borrowers to obtain discharges of their obligations to repay certain Title IV loans and for ED to initiate a proceeding to collect from the institution the discharged and returned amounts and the extensive list of circumstances that may require institutions to provide letters of credit or other financial protection to ED. In June 2017, the effective date of the majority of the Borrower Defense and Other Discharges regulations was delayed until further notice. ED also announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the regulations on borrower defenses to repayment of Federal student loans and other matters published on November 1, 2016. ED has suggested that the committee will convene in late 2017 and early 2018 and issue proposed regulations for public comment during the first half of 2018, but ED has not established a final schedule.

Other Federal Student Financial Aid Matters. In May 2017, Congress approved the FY 2017 omnibus appropriations bill that included the reinstatement of year-round Pell grants beginning with the 2017-2018 award year. The reinstatement will provide up to an additional $2,960 in 2017-2018 Pell grant funding for eligible students.

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

In December 2016, we were advised by ED that our applications for Title IV program participation recertification with respect to our Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix institutions had been processed. The Universal Technical Institute of Arizona institution has received its program participation agreement, which places the institution on provisional certification until March 31, 2018, based on an open ED program review from April 2015 for which we have not yet received a report. As a result of the institution's placement on provisional certification, ED requires that we apply for and receive approval prior to awarding or disbursing Title IV aid for any new locations or new programs. In March 2017, we received a standard, non-provisional program participation agreement for the Universal Technical Institute of Phoenix institution with an expiration date of March 31, 2018. This timeframe has been designed to allow for participation alignment of all three of our institutions, as our Universal Technical Institute of Texas institution is also set to expire on March 31, 2018. We will submit recertification applications for all of our institutions in December 2017 as required.

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

2017 Overview

Operations

Lower student population levels as we began 2017 and fewer new student starts during the period resulted in a decline of 9.9% in our average undergraduate full-time student enrollment to approximately 10,000 students for the three months ended June 30, 2017. We started approximately 1,800 students during the three months ended June 30, 2017, which was an increase of 12.5% from the prior year comparable period. For the nine months ended June 30, 2017, we started approximately 5,000 students, which represents a decrease of 12.3% as compared to the prior year comparable period.

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
In response to these challenges, we continue to focus on our key strategies. We continue to add and renew contracts with our OEM partners as well as other employers to provide career opportunities and tuition reimbursement for our graduates. We are seeking opportunities to expand into new geographic markets either organically or through strategic acquisitions. We began offering our associate level degree programs at our Rancho Cucamonga and Sacramento, California campuses during the three months ended June 30, 2017. Additionally, we will begin offering two new programs in 2017; our welding program opened at our Rancho Cucamonga, California campus in July 2017 and our CNC (computer numeric control) machining program will open at our NASCAR Tech campus in Mooresville, North Carolina in August 2017. We work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from employers of our graduates. As part of our affordability initiatives, we are working to fine-tune our institutional scholarship and grant programs based on financial need, merit, or to assist in managing student loan debt. We are continuing our initiative designed to shift perceptions and build advocacy with key policy makers and influencers. Finally, we remain focused on operating our business as efficiently as possible and managing discretionary operating costs. In September 2016, we implemented a Financial Improvement Plan (the Plan), the first steps of which were reductions in workforce impacting approximately 70 employees at our corporate office and approximately 75 employees at our campus locations. We now expect the Plan to deliver annualized cost savings at the higher end of between $30 million and $40 million for the year ending September 30, 2017 coming from the reduction in our workforce, changes to our marketing strategy and admissions structure and a number of process improvement initiatives.

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

Our revenues for the three months ended June 30, 2017 were $76.3 million, a decline of $6.0 million, or 7.3%, from the comparable period in the prior year. We had an operating loss of $2.8 million compared to $5.5 million for the same period in the prior year. The improvement in our operating results was due primarily to decreases in compensation, partially offset by an increase in advertising expense. The improvement in operating expenses was offset by the decline in revenues, which were negatively impacted by the decline in our average undergraduate full-time student enrollment. We incurred a net loss of $3.9 million compared to $5.1 million for the comparable period in the prior year. During 2016, we determined that a valuation allowance on our deferred tax assets was necessary. During the three months ended June 30, 2017, we determined that an additional valuation allowance on our deferred tax assets was necessary, which resulted in income tax expense of $1.9 million.

Our revenues for the nine months ended June 30, 2017 were $242.9 million, a decline of $17.3 million, or 6.6%, from the comparable period in the prior year. We had an operating loss of $0.7 million compared to $13.4 million for the same period in the prior year. The improvement in our operating results was due primarily to decreases in compensation, advertising, supplies and maintenance, depreciation and amortization, travel and entertainment and legal services expenses. These decreases were partially offset by the decline in revenues, which were negatively impacted by the decline in our average undergraduate full-time student enrollment. We incurred a net loss of $7.4 million compared to $38.8 million for the comparable period in the prior year. During the nine months ended June 30, 2016, net loss was impacted by the determination in the prior year that a valuation allowance on our deferred tax assets was necessary, which impacted income tax expense by $29.4 million. During the nine months ended June 30, 2017, we determined that an additional valuation allowance on our deferred tax assets was necessary, which resulted in income tax expense of $5.9 million.

Automotive Technology and Diesel Technology II Integration

We currently offer the Automotive Technology and Diesel Technology II curricula at our Avondale, Arizona; Dallas/Ft. Worth, Texas; Long Beach, California; Orlando, Florida; Rancho Cucamonga, California and Sacramento, California campuses. We began offering this curricula at our Rancho Cucamonga, California campus during the third quarter of 2017; this rollout was approved to offer our associate level degree programs at this campus. We anticipate having the program fully implemented at this campus late this year or early in 2018.

Graduate Employment

Our consolidated graduate employment rate for our 2016 graduates during the nine months ended June 30, 2017 is below the rate at the same time in the prior year. The rate has remained consistent for our Collision Repair program, while the rate has declined for our Automotive and Diesel Technology, Marine and Motorcycle programs. There are multiple factors contributing to the declines, including graduates who receive higher compensating jobs outside their field of study and changing regulatory standards and guidance on employment classification and availability for employment.

Regulatory Environment

State Authorization and Regulation

On December 16, 2016, the Massachusetts Division of Professional Licensure published disclosure and business practice regulations applicable to proprietary schools operating in or recruiting from Massachusetts.  As published, certain of the regulations were effective immediately and others become effective through January 1, 2018. The disclosure obligations under the new regulations are similar to those already required by Massachusetts. The regulations also require various business practice changes, including, among other items, ethics training for admissions representatives, creation of program outlines separate from existing catalogs, changes to refund requirements for students who begin school with pending financial aid and changes to enrollment agreements to reflect the refund policy change. We believe we are in compliance with all of the regulations that are currently effective and are working to comply with the remaining disclosure regulations, which will go into effect on January 1, 2018.

Accreditation

The procedures of our accrediting agency for the renewal of accreditation of a campus require a team of professionals to conduct an on-site visit at the campus and issue a Team Summary Report, which includes an assessment of the school’s compliance with accrediting standards.  On July 20, 2017, we received a Team Summary Report from the Accrediting Commission of Career Schools and Colleges (ACCSC) that summarized three findings from its visit to our Long Beach, California campus in connection with renewing the campus’ accreditation.  The first finding related to the campus’ application for a hybrid-distance education model, which is used in several programs.  The second finding related to the campus’ application of ACCSC’s standards for the calculation of credit hours.  The third finding related to the campus’ application of certain aspects of its leave of absence policy. Under ACCSC procedures, we intend to respond to the Team Summary Report by the September 1, 2017 due date.  ACCSC has indicated that our response will be considered at the November 2017 meeting. If ACCSC determines our responses or remedial efforts are sufficient, it may close the findings and provide a five year renewal of accreditation for the Long Beach, California campus.  If ACCSC ultimately determines our responses or remedial efforts are insufficient, program accreditation and Title IV awards for students at our campuses could be negatively impacted.
On July 20, 2017, we also received the Team Summary Reports that summarize the findings from the renewal of accreditation evaluations for our Norwood, Massachusetts and Sacramento, California campuses. One of the programs at the Norwood campus did not meet the graduation benchmark set by ACCSC. We anticipate discontinuing this program. One of the programs at the Sacramento campus did not meet the employment benchmark set by ACCSC. Our response is due to ACCSC by September 1, 2017. We are continuing to implement initiatives designed to improve our graduation and employment rates.
In June 2017, our Exton, Pennsylvania and Dallas/Ft. Worth, Texas campuses received the “School of Excellence” designation by ACCSC.  The School of Excellence Award recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high-levels of achievement among their students. In order to be eligible for the School of Excellence Award, an ACCSC-accredited institution must meet the conditions of renewing accreditation without any finding of non-compliance, satisfy all requirements necessary to be in good standing with ACCSC and demonstrate that the majority of the schools’ student graduation and graduate employment rates for all programs offered meet or exceed the average rates of graduation and employment among all ACCSC-accredited institutions. Additionally, each of these campuses received a six-year renewal of accreditation instead of the standard five-year renewal.
In March 2017, ACCSC conducted an unannounced site visit at our Houston, Texas campus. One program in the automotive division did not achieve the graduation benchmark set by ACCSC and was placed on heightened monitoring status effective June 9, 2017. We are continuing to implement retention strategies designed to improve our graduation rates.
As of September 30, 2016, two programs in the automotive and automotive/diesel/industrial divisions at our Rancho Cucamonga, California campus did not achieve the graduation benchmarks set by ACCSC and were placed on outcomes reporting. One of the two programs has since met the graduation benchmark using more recent data. Both programs were removed from outcomes reporting in June 2017. We began offering our Automotive Technology and Diesel Technology II curricula at this campus in April 2017; as part of this rollout, the below-benchmark programs are being discontinued.
Regulation of Federal Student Financial Aid Programs

Gainful Employment. In June 2017, the Department of Education (ED) announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the gainful employment regulations. ED has suggested that the committee will convene in late 2017 and early 2018 and issue proposed regulations for public comment during the first half of 2018, but ED has not established a final schedule. Any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019, but we cannot provide any assurances as to the timing or content of any such regulations.

On June 30, 2017, ED announced the extension of the compliance deadline for certain gainful employment disclosure requirements from July 1, 2017 to July 1, 2018. ED stated that institutions are still required to comply with other gainful employment disclosure requirements by July 1, 2017. ED also announced its intent to extend the deadline for all programs to file alternate earnings appeals from July 1, 2017 to a later date to be provided in a future announcement expected by early August 2017. ED has not announced a delay or suspension in the enforcement of any other gainful employment regulations, nor in the issuance of new draft or final gainful employment rates in the future. The gainful employment regulations are discussed at “Business - Regulation of Federal Student Financial Aid Programs - Gainful Employment” in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016. In January 2017, ED issued to our schools final versions of the first set of debt to earnings rates under the new gainful employment rule. The final rates were consistent with the draft rates previously discussed in our 2016 Annual Report on Form 10-K, with nine of our 12 educational programs achieving passing rates and the other three programs in the zone. While we have implemented a mitigation strategy for those programs identified as in the zone, because we cannot calculate the exact impact of such action on a program's debt to earnings rates, we may overestimate the required tuition reduction, which would have a negative impact on our tuition revenues. Conversely, we may underestimate the required tuition reduction, and fail to improve the program's debt to earnings rates.

Borrower Defense to Repayment Regulations. In November 2016, ED published final regulations establishing new rules regarding, among other things, the ability of borrowers to obtain discharges of their obligations to repay certain Title IV loans and for ED to initiate a proceeding to collect from the institution the discharged and returned amounts and the extensive list of circumstances that may require institutions to provide letters of credit or other financial protection to ED. These regulations are discussed at “Business - Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations” in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016. In June 2017, the effective date of the majority of the Borrower Defense and Other Discharges regulations was delayed until further notice. ED also announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the regulations on borrower defenses to repayment of Federal student loans and other matters published on November 1, 2016. ED has suggested that the committee will convene in late 2017 and early 2018 and issue proposed regulations for public comment during the first half of 2018, but ED has not established a final schedule. Any regulations published in final form by November 1, 2018 typically would take effect in July 1, 2019, but we cannot provide any assurances as to the timing or content of any such regulations.

Other Federal Student Financial Aid Matters. In May 2017, Congress approved the FY 2017 omnibus appropriations bill that included the reinstatement of year-round Pell grants beginning with the 2017-2018 award year. The reinstatement will provide up to an additional $2,960 in 2017-2018 Pell grant funding for eligible students.

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

In December 2016, we were advised by ED that our applications for Title IV program participation recertification with respect to our Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix institutions had been processed. The Universal Technical Institute of Arizona institution has received its program participation agreement, which places the institution on provisional certification until March 31, 2018, based on an open ED program review from April 2015 for which we have not yet received a report. Should the program review remain open beyond the expiration of this agreement, a subsequent agreement may continue to reflect provisional status. As a result of the institution's placement on provisional certification, ED requires that we apply for and receive approval prior to awarding or disbursing Title IV aid for any new locations or new programs. ED may more closely review any application we file for recertification, new locations, new or revised educational programs, acquisitions of other institutions, increases in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution's certification without advance notice or advance opportunity to challenge the action.

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

Other Federal and State Programs

In May 2017, we received approval of our reinstatement application to participate in the Cal Grant program for the 2017-2018 award year for our Universal Technical Institute of Arizona institution. This institution includes our Rancho Cucamonga and Long Beach, California campuses. This enables eligible students to access up to approximately $3,000 per year in funding.

2017 Outlook

For the year ending September 30, 2017, we continue to expect to grow new student starts in the second half of the year. We expect the majority of this growth will have been reflected during the three months ended June 30, 2017, with new student starts for the three months ending September 30, 2017 expected to range from slightly up to slightly down as compared to the prior year period. New student starts are now expected to decline by mid-to-high single digits for the full year, as compared to previous guidance of a high single-digit decline in new student starts. Combined with the number of students currently in school and the timing of the anticipated start growth, we expect our average student population to be down in the low-double digits as a percentage compared with the year ended September 30, 2016. We continue to expect revenue to be down in the mid-to-high single digits. Additionally, our Financial Improvement Plan implemented in September 2016 is still expected to deliver annualized cost savings at the higher end of between $30 million and $40 million for the year ending September 30, 2017. We continue to anticipate that operating results will range between operating income of $1.0 million and an operating loss of $1.0 million. We are evaluating our institutional grant program and continue to invest in success-based marketing and show rate improvement initiatives; each of these three factors could positively or negatively impact year-end operating income. We continue to expect significantly improved EBITDA as compared to the year ended September 30, 2016. Capital expenditures are expected to be approximately $10.5 million to $11.5 million for the year ending September 30, 2017, reflecting expected incremental investments in a second welding program and internally developed software to support marketing.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	57.9%	57.2%	56.0%	56.3%
Selling, general and administrative	45.8%	49.4%	44.3%	48.9%
Total operating expenses	103.7%	106.6%	100.3%	105.2%
Income (loss) from operations	(3.7)%	(6.6)%	(0.3)%	(5.2)%
Interest expense, net	(0.7)%	(1.0)%	(0.8)%	(0.9)%
Other income	0.5%	0.2%	0.4%	0.3%
Total other expense, net	(0.2)%	(0.8)%	(0.4)%	(0.6)%
Income (loss) before income taxes	(3.9)%	(7.4)%	(0.7)%	(5.8)%
Income tax expense (benefit)	1.2%	(1.3)%	2.3%	9.1%
Net loss	(5.1)%	(6.1)%	(3.0)%	(14.9)%
Preferred stock dividends	1.7%	0.1%	1.6%	—%
Loss available for distribution	(6.8)%	(6.2)%	(4.6)%	(14.9)%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 and Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Revenues. Our revenues for the three months ended June 30, 2017 were $76.3 million, a decrease of $6.0 million, or 7.3%, as compared to revenues of $82.3 million for the three months ended June 30, 2016. Our average undergraduate full-time student enrollment decreased 9.9%, which resulted in a decrease in revenues of approximately $7.7 million. The decrease was partially offset by tuition rate increases of up to 3%, depending on the program. Our revenues for the three months ended June 30, 2017 and 2016 excluded $4.0 million and $4.2 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $2.2 million and $2.0 million of revenues and interest under our proprietary loan program for the three months ended June 30, 2017 and 2016, respectively. Revenues for our Long Beach, California campus, which opened in August 2015, were $4.6 million for the three months ended June 30, 2017 as compared to $3.4 million for the three months ended June 30, 2016. Additionally, industry training revenue increased by $0.7 million compared to the same period in the prior year primarily due to increased dealer training.

Our revenues for the nine months ended June 30, 2017 were $242.9 million, a decrease of $17.3 million, or 6.6%, as compared to revenues of $260.2 million for the nine months ended June 30, 2016. Our average undergraduate full-time student enrollment decreased 10.7%, which resulted in a decrease in revenues of approximately $25.5 million. Additionally, there was one less earning day during the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016, which resulted in a decrease in revenues of approximately $1.3 million. The decreases were partially offset by tuition rate increases of up to 3%, depending on the program. Our revenues for the nine months ended June 30, 2017 and 2016 excluded $13.4 million and $14.5 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $6.1 million and $5.4 million of revenues and interest under our proprietary loan program for the nine months ended June 30, 2017 and 2016, respectively. Revenues for our Long Beach, California campus, which opened in August 2015, were $13.3 million for the nine months ended June 30, 2017 as compared to $7.9 million for the nine months ended

June 30, 2016. Additionally, industry training revenue increased by $1.9 million compared to the same period in the prior year primarily due to increased dealer training.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months and nine months ended June 30, 2017 were $44.1 million and $136.1 million, respectively. This represents decreases of $2.9 million and $10.4 million, respectively, as compared to $47.0 million and $146.5 million, respectively, for the three months and nine months ended June 30, 2016.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Salaries expense	$19,626	$21,524	$61,152	$66,250
Employee benefits and tax	4,354	4,405	12,812	13,611
Bonus expense	179	463	1,072	997
Stock-based compensation	43	74	132	209
Compensation and related costs	24,202	26,466	75,168	81,067
Occupancy costs	8,772	8,912	26,545	27,015
Depreciation and amortization expense	3,829	4,115	11,614	12,465
Other educational services and facilities expense	3,410	3,699	11,473	12,433
Supplies and maintenance	2,066	2,075	5,572	6,828
Tools and training aids expense	1,597	1,356	4,954	5,130
Travel and entertainment expense	244	421	782	1,528
	$44,120	$47,044	$136,108	$146,466
Compensation and related costs decreased $2.3 million and $5.9 million for the three months and nine months ended June 30, 2017, respectively:

•
Salaries expense decreased $1.9 million and $5.1 million for the three months and nine months ended June 30, 2017, respectively. The decrease was largely attributable to a decrease in the number of employees related to the previously discussed reductions in workforce undertaken in September and November 2016, which primarily impacted non-instructor positions and related salaries expense. The savings were partially offset during the year-to-date period by severance expense of $1.0 million related to the November 2016 reduction in workforce. Additionally, salaries expense for our Long Beach, California campus, which opened in August 2015, increased by $0.9 million for the nine months ended June 30, 2017.

•	Employee benefits and tax decreased $0.8 million for the nine months ended June 30, 2017. The savings were due to the reduction in employee headcount and other changes to employee benefits.
Depreciation and amortization expense decreased $0.3 million and $0.9 million for the three and nine months ended June 30, 2017, respectively. The decrease was primarily a result of a higher percentage of our fixed assets becoming fully depreciated.

Supplies and maintenance expense decreased $1.2 million for the nine months ended June 30, 2017. The decrease was attributable to a higher level of spending in the prior year related to classroom renovations at certain campus locations and purchases related to the opening of our Long Beach, California campus, as well as increased focus on cost control initiatives during the current year.
Travel and entertainment expense decreased $0.7 million for the nine months ended June 30, 2017. The decrease was attributable to a higher level of spending in the prior year related to the opening of our Long Beach, California campus, as well as increased focus on cost control initiatives during the current year.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three and nine months ended June 30, 2017 were $34.9 million and $107.5 million, respectively. This represents decreases of $5.8 million and $19.7 million, respectively, as compared to $40.7 million and $127.2 million, respectively, for the three and nine months ended June 30, 2016.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Salaries expense	$14,066	$17,658	$43,264	$52,110
Employee benefits and tax	3,343	4,026	9,653	11,842
Bonus expense	651	1,760	1,838	3,893
Stock-based compensation	514	847	1,910	2,998
Compensation and related costs	18,574	24,291	56,665	70,843
Advertising expense	9,255	8,689	29,074	30,814
Other selling, general and administrative expenses	5,986	6,626	18,422	21,258
Depreciation and amortization expense	708	630	2,084	1,905
Bad debt expense	176	179	503	931
Legal services expense	223	257	788	1,427
	$34,922	$40,672	$107,536	$127,178
Compensation and related costs decreased $5.7 million and $14.1 million for the three months and nine months ended June 30, 2017, respectively:

•
Salaries expense decreased $3.6 million and $8.8 million for the three months and nine months ended June 30, 2017, respectively, primarily due to savings realized following the September 2016 reduction in workforce and the restructuring of our campus admissions organization in June 2016. Additionally, severance expense decreased $0.8 million and $0.5 million for the three months and nine months ended June 30, 2017, respectively.

•	Employee benefits and tax decreased $0.7 and $2.1 million for the three months and nine months ended June 30, 2017, respectively, primarily as a result of the decrease in employee headcount.

•
Bonus expense decreased by $1.1 million and $2.1 million for the three months and nine months ended June 30, 2017, respectively. During the three months ended March 31, 2017, we recorded an adjustment to reflect anticipated minimal attainment on our largest bonus plan.

•
Stock-based compensation decreased by $0.3 million and $1.1 million for the three months and nine months ended June 30, 2017, respectively, primarily as a result of the September 2016 reduction in workforce. Additionally, the September 2016 annual grant was structured at a lower value than in prior years.

Advertising expense increased by $0.6 million and decreased by $1.7 million for the three months and nine months ended June 30, 2017, respectively. We have reduced or eliminated spending on certain channels in our media mix, reviewed our lead generation sources and eliminated lower-quality inquiries, and increased spending on digital sources and local advertising in line with our budget plan for the year. Additionally, we invested approximately $0.3 million in additional success-based marketing initiatives.
Legal services expense decreased $0.6 million for the nine months ended June 30, 2017. During 2016, we incurred increased legal fees related to regulatory requests.
Income taxes. Our income tax expense for the three months ended June 30, 2017 was $1.0 million, or (32.8)% of pre-tax loss, compared to an income tax benefit of $1.1 million, or 17.2% of pre-tax loss, for the three months ended June 30, 2016. Our provision for income taxes for the nine months ended June 30, 2017 was $5.7 million, or (347.0)% of pre-tax loss, compared to $23.7 million, or (156.9)% of pre-tax loss, for the nine months ended June 30, 2016. We recognized significant tax expense during the three months and nine months ended June 30, 2017 due to the tax treatment of certain expenses anticipated to be deductible in future years. Such deductions are included in the balance of deferred tax assets, which is currently subject to a full valuation allowance. The effective income tax rate in each period also differed from the federal statutory tax rate of 35% as a result of state income taxes, net of related federal income tax benefits.

As discussed in our 2016 Annual Report on Form 10-K filed with the SEC on November 30, 2016, certain deductions and losses are subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.  The limitation may also cause the deductions and losses to expire unused.

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $1.3 million and $3.9 million during the three months and nine months ended June 30, 2017, respectively.

Loss available for distribution. Loss available for distribution refers to net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution for the three months and nine months ended June 30, 2017 of $5.2 million and $11.3 million, respectively, as compared to $5.2 million and $38.9 million for the three months and nine months ended June 30, 2016, respectively.

Non-GAAP Financial Measures

Our earnings (loss) before interest, tax, depreciation and amortization (EBITDA) for the three months and nine months ended June 30, 2017 were $2.1 million and $14.1 million, respectively, as compared to $(0.6) million and $1.7 million for the three months and nine months ended June 30, 2016, respectively.

EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. Management also utilizes EBITDA as a performance measure internally. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income in determining financial performance under GAAP, this measure should not be considered an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net loss as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(3,917)	$(5,069)	$(7,371)	$(38,751)
Interest expense, net	559	802	2,020	2,416
Income tax expense (benefit)	967	(1,055)	5,722	23,667
Depreciation and amortization(1)	4,537	4,745	13,698	14,370
EBITDA	$2,146	$(577)	$14,069	$1,702

(1)Includes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and of $1.0 million for each of the nine months ended June 30, 2017 and 2016.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations as well as the expansion of programs at existing campuses through the next 12 months.

We believe that the strategic use of our cash resources includes subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering are intended to be used to fund strategic long-term growth initiatives, including the expansion to new markets of campuses on a scale similar to our Long Beach, California and Dallas/Ft. Worth, Texas campuses and the creation of new programs in existing markets with under-utilized campus facilities. We may use the proceeds to fund strategic acquisitions that complement our core business. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents and investments on hand or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity. The annual cash dividend that we anticipate paying on the Series A Preferred Stock is approximately $5.3 million per year. Additionally, to the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $84.3 million as of June 30, 2017.

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

Operating Activities

Our cash used in operating activities was $29.8 million for the nine months ended June 30, 2017 compared to $10.8 million for the nine months ended June 30, 2016. For the nine months ended June 30, 2017, changes in our operating assets and liabilities resulted in cash outflows of $36.7 million and were primarily attributable to changes in deferred revenue, accounts payable and accrued expenses, restricted cash, income tax and receivables. The decrease in deferred revenue resulted in a cash outflow of $19.5 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to the completion of their program at June 30, 2017 compared to September 30, 2016. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $11.4 million. This decrease was primarily attributable to the payment of bonuses and severance benefits, as well as the timing of invoices and payroll. The increase in restricted cash of $11.1 million was primarily related to the collateralization of surety bonds, as discussed in Note 2 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q. The change in income tax from a receivable position to a payable position resulted in a cash inflow of $3.1 million and was primarily due to the increase in taxable income during the current period and the timing of tax payments and refunds. The decrease in receivables resulted in a cash inflow of $2.5 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.

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

Investing Activities

During the nine months ended June 30, 2017, cash used in investing activities was $50.8 million. We had cash outflows for the purchase of trading securities and held to maturity investments of $41.6 million and $9.7 million, respectively. We had cash outflows of property and equipment of $6.5 million, primarily related to purchases of new and replacement training equipment for our ongoing operations. We had cash inflows of $1.8 million and $1.7 million from proceeds received from sales of trading securities and proceeds received upon the maturity of investments, respectively. For the year ending September 30, 2017, we anticipate investing in capital expenditures in the range of $10.5 million to $11.5 million primarily related to maintenance of our educational facilities and tools, the expansion of programs at existing campuses and investments in software for internal use.

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

Financing Activities

During the nine months ended June 30, 2017, cash used in financing activities was $3.3 million and related primarily to payment of a semi-annual preferred stock dividend on March 28, 2017, totaling approximately $2.6 million.

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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of June 30, 2017, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the quarter ended June 30, 2017, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended June 30, 2017. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
April 1-30, 2017	—	$—	—	$—
May 1-31, 2017	—	$—	—	$—
June 1-30, 2017	904	$3.72	—	$—
Total	904	$3.72	—	$—

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

Date: August 4, 2017

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
101
Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income (Loss); (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.