Form 10-K
period 2017-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2017-12-01
CIK 1261654

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
For the fiscal year ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At November 21, 2017, 25,007,536 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2017) was approximately $61,600,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS
Overview
We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time enrollment and graduates. We offer certificate, diploma and undergraduate degree programs at 12 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NASCAR Tech). We also offer manufacturer specific advanced training programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We recently began offering undergraduate diploma programs for welding and computer numerical control (CNC) machining. We have provided technical education for 52 years.
For the year ended September 30, 2017, our average undergraduate full-time student enrollment was approximately 10,900.
Business Model
We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle, marine, welding and CNC machining industries to understand their needs for qualified service professionals. Through our relationships with OEMs, we are able to continuously refine and expand our programs and curricula. We believe our industry-oriented educational philosophy and national presence have enabled us to develop valuable industry relationships, which provide us with significant competitive strength and support our market leadership.
We are a primary provider of manufacturer specific advanced training (MSAT) programs, and we have relationships with over 30 OEMs, including the following, and their associated brands:

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
Business Strategy
Our goal is to continue to be the leading provider of post-secondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians and the leading supplier of entry-level skilled technicians for the industries we serve. We are also broadening our program offerings into high-demand, adjacent skilled trades such as welding and CNC machining technician training. We continue to evolve our business model to provide our students with accessible, affordable training with a focus on bringing education to the students. We intend to pursue the following business strategies to attain these goals:

    Strengthen industry relationships
Our relationships with leading OEMs are important to our business. We deliver value to OEMs and employers by functioning as an efficient hiring source and low cost training option for new and existing technicians. These relationships give us direct input on the latest needs and requirements of employers, which not only guides our prospective student recruitment, but also strengthens our curricula and our students’ opportunities for employment and earnings potential after graduation. In addition, our OEM partners and their related dealers support our students through manufacturer-paid courses, scholarships and tuition reimbursement programs.

Recruit, train and identify employment opportunities for more students
Our student recruitment efforts are focused on three primary markets for prospective students and are conducted through three admissions channels:
High School: Field-based representatives develop and maintain relationships with high school guidance counselors, teachers and administrators as well as local employers. These representatives generate student interest in pursuing the technician career path and UTI’s training programs through career presentations and workshops at high schools, career fairs and inviting students and their influencers on field trips and tours of our campuses and local employers’ businesses.

Adult: Campus-based representatives serve adult career-seeking or career changing students who typically inquire with our schools as a result of our advertising campaigns.
Military: Our military representatives are strategically located throughout the country and focus on building relationships with military installations in order to serve the needs of transitioning soldiers and military veterans. Additionally, we have a centralized team of military representatives who are dedicated to serving and assisting veterans throughout the U.S.

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

Our national multi-media marketing strategies are designed to drive new student growth by building brand awareness and differentiation, enhancing the appeal of the skilled trades, and generating inquiries from qualified prospective students.

We continue to optimize our national and local marketing initiatives, tools and systems with the goals of cost-efficiency, balancing the volume and quality of inquiries and attracting prospective students with a high propensity to attend our programs. Partnering with employers and focusing on our marketing strategies is part of an effort to increase positive perception of technical careers and our programs. We are working to build relationships on military bases, in high schools, with local and state businesses and education and policy leaders to educate them on the value we create for our students, local employers, the economy and the community.

We have implemented new processes, technology and tools to support our national network of admissions representatives in responding to new student inquiries and keeping them engaged as they apply for, enroll in and start school. We provide graduate-based incentive compensation for our admissions representatives, which rewards them for students who successfully complete our programs.

Improve educational value proposition and affordability
Educational value
Our strategy is to provide students with an excellent return on their educational investment by working with our industry partners to offer manufacturer-specific training that is tailored to industry standards and requirements, improves students’ opportunities to find employment and maximizes their earnings potential in a secure, growing industry. We actively engage transportation industry partners in defining our core curriculum and improving and expanding MSAT courses. We regularly evaluate program offerings, schedules and locations that are most appealing to students and aligned with employer expectations, and update and expand our core and MSAT courses to align our training programs with current industry requirements.

These unique course offerings make our students more valuable to employers by giving them training that is consistent with industry needs and rapidly changing technology and the opportunity to earn a variety of industry-recognized certifications and credentials. As a result, we believe we are well positioned to better meet the industry’s demand for skilled technicians.

Our Automotive and Diesel Technology II curricula is designed around manufacturers’ needs and fulfills student demand for hands-on, instructor led training in multiple learning environments. We intend to continue integrating this curricula and methodologies at new and existing campuses that offer Automotive and Diesel Technology programs. We will prioritize implementation of the Automotive and Diesel Technology II curricula at new campus locations.

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

Affordability
Increased price sensitivity and aversion to debt continue to negatively impact prospective students’ willingness and ability to invest in an education, especially when jobs are plentiful in an economic cycle. We are working to open more conveniently located campuses that allow students to commute and we provide a flexible curriculum that allows students to work while attending school. We are focused on making our training more affordable and accessible through financing options, proprietary loans, institutional grants and scholarships based on need and merit and employer funded tuition reimbursement; we assist students in applying for any grants or scholarships available for which they meet qualifications and we engage employers in developing tuition reimbursement programs for employees in good standing. We also offer financing tools and guidance for students.

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

Invest in strategies to return to profitable growth

We are pursuing strategies designed to return to profitable long-term growth and have secured the capital necessary to execute these initiatives, while meeting the requirements and expectations of regulators and our accreditor.

Through organic growth and, potentially, strategic acquisition of campus locations, we are expanding our national footprint by adding smaller campuses in locations where there is strong demand from students and employers, including those students who would not relocate to one of our existing campuses. Additionally, we are working to more cost effectively and efficiently use our space through reducing the size of and better utilizing our existing campuses, offering new OEM courses, adding complementary skilled trade programs, such as our new welding and CNC machining programs, and through negotiating facility use agreements.

We are also working to create more diversified revenue streams that build on our expertise in developing training programs for hands-on technical applications. Through strategic acquisition, we are building the capability to develop and deliver digital training and continuing technical education solutions for a variety of domestic and international companies.

Industry Background
The market for qualified service technicians is large and growing. In the most recent data available, the United States Department of Labor (U.S. DOL) estimated that in 2016 there were approximately 749,900 employed automotive technicians in the United States, and this number was expected to increase by 6.3% from 2016 to 2026. Other 2016 estimates provided by the U.S. DOL indicate that the number of technicians in the other industries we serve, including diesel, collision, motorcycle and marine repair, are expected to increase over this ten-year period by 9.5%, 8.7%, 1.6% and 0.4%, respectively. The need for technicians is due to a variety of factors, including technological advancement in the industries into which our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service, the increasing lifespan of late-model automobiles and light trucks and an aging workforce that has begun to retire. As a result of these factors, the U.S. DOL estimates that an average of approximately 125,600 new job openings will exist annually for new entrants from 2016 to 2026 in these fields, according to data we reviewed. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers who can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.

The U.S. DOL estimated that in 2016 there were approximately 404,800 employed welders, cutters, solderers and brazers in the United States, and this number was expected to increase by 5.5% from 2016 to 2026. The U.S. DOL estimates that an average of approximately 45,800 new job openings will exist annually for new entrants from 2014 to 2024 in this field, according to data we reviewed.

The U.S. DOL estimated that in 2016 there were approximately 145,700 employed computer-controlled machine tool operators in the United States, and this number was expected to increase by 1.1% from 2016 to 2026. The U.S. DOL estimates that an average of approximately 14,500 new job openings will exist annually for new entrants from 2016 to 2026 in this field, according to data we reviewed.

Schools and Programs
Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NASCAR Tech). The majority of our undergraduate programs are designed to be completed in 36 to 102 weeks and culminate in a certificate, diploma or associate of occupational studies degree, depending on the program and campus. Tuition ranges from approximately $17,450 to $54,200 per program, depending on the nature and length of the program. Longer programs generally reflect multiple elective manufacturer courses. Our campuses are accredited and our undergraduate programs are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (HEA), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED). Our programs are also eligible for financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs (VA) and under the Workforce Investment Act.

Our undergraduate schools and programs are summarized in the following table:

		Date
		Training
Location	Brand	Commenced	Principal Programs
Arizona (Avondale)*[1]	UTI	1965	Automotive; Diesel
Arizona (Phoenix)	MMI	1973	Motorcycle
California (Long Beach)*	UTI	2015	Automotive; Diesel; Collision Repair and Refinishing
California (Rancho Cucamonga)*	UTI	1998	Automotive; Diesel; Welding
California (Sacramento)*	UTI	2005	Automotive; Diesel; Collision Repair and Refinishing
Florida (Orlando)*	UTI/MMI	1986	Automotive; Diesel & Industrial; Motorcycle; Marine
Illinois (Lisle)	UTI	1988	Automotive; Diesel
Massachusetts (Norwood)	UTI	2005	Automotive; Diesel
North Carolina (Mooresville)	NASCAR Tech	2002	Automotive; Automotive with NASCAR; CNC Machining
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel
Texas (Dallas/Ft. Worth)*	UTI	2010	Automotive; Diesel
Texas (Houston)	UTI	1983	Automotive; Diesel; Collision Repair and Refinishing

* Indicates a campus location that offers our Automotive Technology and Diesel Technology II curricula.
1 We will begin teaching our Welding Technology program at our Avondale, Arizona campus in January 2018.

In October 2017, we entered into a lease agreement for a new campus in Bloomfield, New Jersey. We anticipate opening the Bloomfield, New Jersey campus in fall 2018 and offering our Automotive Technology and Diesel Technology II programs.

Universal Technical Institute (UTI)
UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are accredited by NATEF, a division of ASE. In order to apply for NATEF accreditation, a school must meet the NATEF curriculum requirements and also must have graduated its first class. We offer certificate, diploma and associate degree level programs, with degree level credentials currently only offered at our Avondale, Arizona; Dallas/Ft. Worth, Texas; Rancho Cucamonga, California and Sacramento, California campuses. We plan to expand degree level offerings to select existing and new campus locations, subject to applicable regulatory approvals. We offer the following programs under the UTI brand:

•
Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. In 2010, we began offering this program as Automotive Technology II in a blended learning format which combines daily instructor-led theory and hands-on lab training complimented by interactive web-based learning. Automotive Technology II is currently offered at our Avondale, Arizona; Long Beach, California; Rancho Cucamonga, California; Sacramento, California; Orlando, Florida and Dallas/Ft. Worth, Texas campuses. The program generally ranges from 51 to 66 weeks in duration and tuition ranges from approximately $33,150 to $44,200. Graduates of this program are qualified to work as entry-level service technicians in automotive dealer service departments or automotive repair facilities.

•
Diesel Technology. Established in 1968, the Diesel Technology program is designed to teach students how to diagnose, service and repair diesel systems and industrial equipment. In 2010, we began offering this program as Diesel Technology II in the blended learning format described above. Diesel Technology II is currently offered at our Avondale, Arizona; Long Beach, California; Rancho Cucamonga, California; Sacramento, California; Orlando, Florida and Dallas/Ft. Worth, Texas campuses. The program generally ranges from 45 to 57 weeks in duration and tuition ranges from approximately $30,850 to $39,300. Graduates of this program are qualified to work as entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities for equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•
Automotive and Diesel Technology. Established in 1970, the Automotive/Diesel Technology program is designed to teach students how to diagnose, service and repair automobiles and diesel systems. Automotive and Diesel Technology is currently offered at our Lisle, Illinois; Norwood, Massachusetts; Exton, Pennsylvania and Houston, Texas campuses. In 2010, we began offering this program as Automotive and Diesel Technology II in the blended learning format described above; Automotive and Diesel Technology II is currently offered at our Avondale, Arizona; Long Beach, California; Rancho Cucamonga, California; Sacramento, California; Orlando, Florida and Dallas/Ft. Worth, Texas campuses. The program generally ranges from 75 to 90 weeks in duration and tuition ranges from approximately $42,200 to $54,200. Graduates of this program are qualified to work as entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities for marine diesel engines and equipment utilized in various industrial applications, including materials handling, construction, transport refrigeration or farming.

•
Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program is designed to teach students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. The program generally ranges from 45 to 54 weeks in duration and tuition ranges from approximately $29,200 to $38,050. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

•
Welding Technology. Established in 2017, our Welding Technology program is designed to teach students how to to weld various materials using a wide range of welding processes. The program’s curriculum was built in partnership with Lincoln Electric, a global leader in the welding industry. Welding Technology is offered at our Rancho Cucamonga, California campus. We will begin teaching our Welding Technology program at our Avondale, Arizona campus in January 2018. The program is 36 weeks in duration and tuition is approximately $19,950. Graduates of this program are qualified to work as entry-level welders in the construction, structural, pipe, mechanical contracting and fabrication industries. The training will prepare graduates to apply for American Welding Society certification.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•
Motorcycle. Established in 1973, the MMI motorcycle program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The program generally ranges from 48 to 102 weeks in duration and tuition ranges from approximately $21,700 to $45,900. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. We have agreements relating to specific motorcycle training and elective programs with American Honda Motor Co., Inc.; BMW Motorrad of North America, LLC; Harley-Davidson Motor Co.; Kawasaki Motors Corp., U.S.A.; Suzuki Motor of America, Inc. and Yamaha Motor Corp., USA, and MMI is also supported by KTM North America, Inc. We have agreements for dealer training with American Honda Motor Co., Inc. and Harley-Davidson Motor Co. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting with our course development, providing equipment and product donations and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

•
Marine. Established in 1991, the MMI marine program is designed to teach students how to diagnose, service and repair boats. The program is 51 weeks in duration and tuition is approximately $27,450. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers, and we have agreements relating to marine OEM courses with American Honda Motor Co., Inc.; Mercury Marine, a division of Brunswick Corp.; Suzuki Motor of America, Inc.; Volvo Penta of the Americas, Inc. and Yamaha Motor Corp., USA. We have agreements for dealer training with American Honda Motor Co. Inc. and Mercury Marine, a division of Brunswick Corp. These marine manufacturers support us through their endorsement of our curricula content, assisting with course development, equipment and product donations and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

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

NASCAR Technical Institute (NASCAR Tech)

•
Established in 2002, NASCAR Tech offers the same type of automotive training as other UTI locations, along with additional NASCAR-specific elective courses. In the NASCAR-specific elective courses, students have the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities. The programs generally range from 48 to 78 weeks in duration and tuition ranges from $34,400 to $49,450. Graduates of the Automotive Technology program and the Automotive Technology with NASCAR (the NASCAR program) at NASCAR Tech are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. Graduates from the NASCAR program have additional opportunities to work in racing-related industries. Of the students who elected to take the NASCAR-specific elective courses and graduated during 2016, approximately 16% found employment opportunities in racing-related industries. The overall employment rate for our NASCAR Tech campus was 89% for 2016 graduates. See "Business - Graduate Employment" included elsewhere in this Report on Form 10-K for further information on our employment rates.

•
Computer Numeric Control (CNC) Machining and Manufacturing Technology. Established in 2017, our CNC Machining and Manufacturing Technology program is designed to teach students how to produce precision parts used in high-performance engines and a wide variety of trucks, motorcycles, cars and boats, and also in industrial applications, aerospace components and medical and surgical equipment. The program’s curriculum of CNC classes is aligned with standards established by the National Institute for Metalworking Skills (NIMS) and prepares graduates to take the NIMS assessments and examinations for CNC machine operators. CNC Machining and Manufacturing Technology is offered at our NASCAR Tech campus. The program is 36 weeks in duration and tuition is approximately $17,450. Graduates of this program are qualified to work as entry-level CNC operators in the manufacturing and mechanical fabrication industries.

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

We consistently evaluate new and existing OEM relationships to determine those programs that have the best outcomes for our students. This may lead to the termination of relationships that do not result in the best outcomes for our students after graduation.
Manufacturer-Paid MSATs
Our manufacturer-paid MSATs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive or diesel program may apply to be selected for these programs. The programs range from 12 to 23 weeks in duration. Pursuant to written agreements, we offer the following manufacturer-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

•
BMW of North America, LLC. We provide BMW’s Service Technician Education Program (STEP). STEP programs are provided at our Avondale, Arizona and Orlando, Florida campuses and at the BMW training centers in Ontario, California and Woodcliff Lake, New Jersey. This agreement expires on December 31, 2017 and may be terminated for cause by either party.

•
Mercedes-Benz USA, LLC. We provide the Mercedes-Benz DRIVE Program at the MBUSA training centers in Grapevine, Texas; Jacksonville, Florida and Long Beach, California. This agreement expires on March 31, 2019 and may be terminated without cause by either party. We also deliver this program at our Norwood, Massachusetts campus. The agreement for this location expires on December 31, 2017.

•
Navistar International Corp. We provide the International Truck Education Program at our Lisle, Illinois and Sacramento, California campuses. This agreement expires December 31, 2017 and may be renewed annually by mutual agreement.

•
Nissan North America, Inc. We provide the INFINITI Technician Training Academy at our Long Beach, California campus. This agreement expires on January 31, 2019 and may be terminated without cause by either party.

•
Peterbilt Motors Company. We provide the Peterbilt Technician Institute program at our Dallas/Ft. Worth, Texas; Exton, Pennsylvania and Lisle, Illinois campuses. This agreement expires on December 31, 2019 and may be terminated without cause by either party.

•
Porsche Cars of North America, Inc. We provide the Porsche Technician Apprenticeship Program at the Porsche training centers in Atlanta, Georgia; Easton, Pennsylvania and Eastvale, California. This agreement expires September 30, 2019 and may be renewed by mutual agreement.

•
Volvo Cars of North America, LLC. We provide Volvo’s Service Automotive Factory Education program training at our Avondale, Arizona campus. This agreement expires on December 31, 2017 and may be renewed annually by mutual agreement.

Student-Paid MSATs

Pursuant to written agreements, we offer the following student-paid MSAT programs for the following OEMs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

•
BMW of North America, LLC. We provide BMW’s FastTrack Program at our Avondale, Arizona and Orlando, Florida campuses. The program has been discontinued by the manufacturer as they redirect their investment into the manufacturer-paid BMW STEP program. We anticipate that the teach out will be completed during the third quarter of 2018.

•	Cummins, Inc. We provide power generation training through the Cummins Technician Apprentice Program at our Avondale, Arizona campus.

•	Cummins Rocky Mountain, a subsidiary of Cummins, Inc. We provide the Cummins Technician Qualification Program at our Avondale, Arizona; Exton, Pennsylvania and Houston, Texas campuses.

•	Daimler Trucks N.A. We provide the Daimler Trucks Finish First Program at our Avondale, Arizona and Lisle, Illinois campuses.

•	Fiat Chrysler Automobiles US LLC. We provide the Mopar Technical Education Curriculum program at our NASCAR Tech campus in Mooresville, North Carolina.

•	Ford Motor Co. We provide the Ford Accelerated Credential Training Program at all UTI campuses except our Dallas/Ft. Worth, Texas and Long Beach, California campuses.

•	General Motors Company. We provide the GM Technician Career Training Program at our Avondale, Arizona campus.

•	Nissan North America, Inc. We provide the Nissan Automotive Technician Training Program at our Houston, Texas; Mooresville, North Carolina; Long Beach, California and Orlando, Florida campuses.

•	Toyota Motor Sales, U.S.A., Inc. We provide the Toyota Professional Automotive Technician Program at our Lisle, Illinois; Exton, Pennsylvania and Sacramento, California campuses.
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

An example of a product/financial support relationship is:

◦
Snap-on Tools. We have a strategic agreement with Snap-on Tools, a premier tool provider to the industries we serve. Upon graduation from our undergraduate programs, students receive a Snap-on Tools entry-level tool set having an approximate retail value of $1,000, which can become valuable as a student establishes their career. We purchase these tool sets from Snap-on Tools at a discount from their list price pursuant to a written agreement which expires in October 2022. In the context of this relationship, we have granted Snap-on Tools exclusive access to our campuses to display tool related advertising, and we have agreed to use Snap-on Tools equipment to train our students. We receive credits from Snap-on Tools for student tool kits that we purchase and any additional purchases made by our students. We can then redeem those credits in multiple ways, which historically has been to purchase Snap-on Tools equipment and tools for our campuses at the full retail list price. The renewal executed in October 2017 also allows us to redeem our credits for a portion of the tool sets we purchase.

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

Examples of manufacturer training relationships include:

◦
Nissan North America, Inc. This is an example of a student-paid MSAT program.  We offer the Nissan Automotive Technician Training elective program at our Houston, Texas; Long Beach, California; Mooresville, North Carolina and Orlando, Florida campuses.  The Nissan Program uses training and course materials as well as training vehicles and equipment provided by Nissan North America Inc.

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

•
Industry Employer Incentives. OEM and non-OEM large national employers of our graduates compete for newly trained technicians to fill their technician shortage. In response to this, industry employers have worked with us to create more comprehensive recruitment and retention strategies which benefit our students and graduates. The strategies continue to evolve, but common techniques include tuition reimbursement programs (TRIP) for qualifying students and graduates, where employers pay back some or all of a graduate's student loan, as well as tool incentives, relocation packages, mentorship programs and part-time employment opportunities while attending school. Tuition reimbursement amounts range from $1,000 to full student loan reimbursement. This industry support lowers the cost for students to attend our programs and begin their careers as technicians while also allowing industry employers to increase the pool of skilled technicians to fill their open positions.

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

Recruitment. Our recruiting policy is intended to maximize the efficiency of our admissions representatives by focusing on the students most likely to succeed in our programs and in their chosen field. Our admissions representatives are provided with training and tools to assist any prospective student.

•
High School Students. Our field-based representatives recruit prospective students primarily from high schools across the country with assigned territories covering the United States and U.S. territories. Our field-based admissions representatives generate the majority of their inquiries by making career presentations at high schools. Typically, the field-based admissions representatives enroll high school students during an application interview conducted at the homes of prospective students.

Our reputation in local, regional and national business communities, endorsements from high school instructors and guidance counselors and the recommendations of satisfied graduates and employers are some of our most effective recruiting tools. Accordingly, we strive to build relationships with the people who influence the career decisions of prospective students, such as vocational instructors and high school guidance counselors. We conduct seminars for high school career counselors and instructors at our training facilities and campuses as a means of further educating these individuals on the merits of our technical training programs. We also participate in national skills competitions as judges and offer STEM (Science, Technology, Engineering and Math) curriculum integration assistance to secondary education instructors. Our representatives focus on expanding high school relationships and increasing access to high schools beyond the traditional vocational programs and into academic classes. Our programs align with STEM principles, and we actively work to increase this awareness in high school educators and prospective students. We offer a summer program at certain campuses for high school students who are entering their junior or senior year. This program allows the student to take a specific course, or courses, in advance of enrolling in a UTI program. When the student enrolls and starts in a full-time program at one of our campuses, he or she receives credit for the courses previously completed.

•
Military Personnel. Our military representatives are strategically located throughout the country and focus on building relationships with military installations. Additionally, we have a centralized team of military representatives who are dedicated to serving and assisting veterans throughout the U.S. We develop relationships with military personnel and provide information about our training programs by delivering career presentations to transitioning service members who are approaching their date of separation or have recently separated from the military as a means of further educating these individuals on the merits of our technical training programs. We continue to offer introductory motorcycle mechanics classes at Fort Bliss in El Paso, Texas. These classes are designed to introduce motorcycle theory to active military personnel and expose them to the opportunity to transfer to an MMI campus to complete their program after they are discharged from the military. This continues to be part of our ongoing initiative to serve the needs of transitioning veterans and military personnel.

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
Enrollment
We enroll students throughout the year and courses start every three to six weeks. For the year ended September 30, 2017, our average undergraduate full-time student enrollment was approximately 10,900, representing a decrease of approximately 9.2% as compared to 12,000 for the year ended September 30, 2016. Currently, our student body is geographically diverse, with approximately 50% of our students having relocated to attend our programs. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results. See "Seasonality" within Part II, Item 7 of this Report on Form 10-K for further discussion of seasonal fluctuations in revenues and operating results.

Graduate Employment
As described in “Business - Schools and Programs” included elsewhere in this Report on Form 10-K, our programs prepare graduates for careers in industries using the training we provide, primarily as automotive, diesel, collision repair, motorcycle, marine and CNC machining technicians and as welders. Identifying employment opportunities and preparing our graduates for these careers is critical to our ability to help our graduates benefit from their education.  Accordingly, we dedicate significant resources to maintaining an effective employment team. Our campus-based staff facilitates several career development processes, including instruction and coaching for interview skills, interview etiquette and professionalism. Additionally, the employment team provides students with reference materials and assistance with the composition of resumes. Finally, we place emphasis on and devote significant time to assisting students with part-time and graduate job searches.

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

Our employment rate for 2016 and 2015 graduates who were employed within one year of graduation was 86% and 88%, respectively. The employment calculation is based on all graduates, including those that completed MSAT programs, from October 1, 2015 to September 30, 2016 and October 1, 2014 to September 30, 2015, respectively, excluding graduates not available for employment because of continuing education, military service, medical reasons, incarceration, death or international student status. We count a graduate as employed based on a verified understanding of the graduate’s job duties to assess and confirm that the graduate’s primary job responsibilities are in his or her field of study. We verify employment by sending written verification requests to the graduate and/or the employer. The verifications must include employer name, job duties, job title, hire date and employer contact. Once we receive written verification from either source, the graduate is classified as employed in field as long as all verification requirements are met. In instances where we are unable to obtain written verification, we also classify graduates as employed in field if we are able to obtain verbal verification, collecting the same information as noted above, from both the graduate and the employer. We periodically review a sample of employment verifications to ensure accuracy.

For 2016, we had approximately 9,200 total graduates, of which approximately 8,600 were available for employment. Of those graduates available for employment, approximately 7,400 were employed within one year of their graduation date, for a total of 86%. For 2015, we had approximately 9,700 total graduates, of which approximately 9,100 were available for employment. Of those graduates available for employment, approximately 8,000 were employed within one year of their graduation date, for a total of 88%. For discussion of current year graduate employment results, see See “Management's Discussion and Analysis - Graduate Employment” included elsewhere in this Report on Form 10-K.
Faculty and Employees
Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. A majority of our existing instructors have a minimum of five years experience in the industry and an average of eight years of experience teaching at UTI, ranging from less than 1 year to 33 years. Our average undergraduate student-to-teacher ratio is approximately 19-to-1.
Each school’s support team typically includes a campus president, an education director, a financial aid director, a student services director, an employment services director, a controller and a facilities director. As of September 30, 2017, we had approximately 1,730 full-time employees, including approximately 520 student support employees and approximately 640 full-time instructors.
Our employees are not represented by labor unions and are not subject to collective bargaining agreements. We have encountered in the past, and may encounter in the future, employees who desire to seek union representation at new or existing campuses. We have never experienced a work stoppage and we believe that we have good relationships with our employees.
Competition
The for-profit, post-secondary education industry is highly competitive and highly fragmented, with no one provider controlling significant market share. We compete with other institutions that are eligible to receive Title IV funding, including not-for-profit public and private schools, community colleges and all for-profit institutions which offer automotive, diesel, collision repair, motorcycle and marine technician training as well as other skilled trades training programs. Our competition differs in each market depending on the curriculum that we offer and the availability of other choices, including job prospects. Our main competitors for the programs we provide are local community colleges, mainly due to local accessibility and low tuition rates. There is no single community college that is a significant competitor; rather, the sector as a whole provides competition. Within the for-profit career-oriented and technical school sector, some of our national and regional competitors include programs offered by Lincoln Technical Institute, WyoTech, Tulsa Welding and University of Northwestern Ohio. On November 8, 2017, Zenith Education Group announced that it plans to cease enrolling new students and will teach out its programs with existing students at all three WyoTech campuses. We consider other single location institutions, with a larger local presence near one of our campuses, as competitors as well. Additionally, the military often recruits or retains potential students when branches of the military offer enlistment or re-enlistment bonuses. The 2017 National Defense Authorization Act increased enlistment targets for the Army, Guard, and the Reserve. Prospective students may also choose to forego additional education and enter the workforce directly, especially during periods when the unemployment rate declines or remains stable as it has in recent years. This may include employment with our industry partners or with other manufacturers and employers of our graduates. Competition is generally based on location, tuition rates, the type of programs offered, the quality of instruction and instructional facilities, graduate employment rates, reputation and recruiting. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools.

According to provisional data available through the National Center for Education Statistics (NCES), for the twelve months ended June 30, 2016, we had 8,972 graduates; Lincoln Technical Institute had 3,349 graduates; University of Northwestern Ohio had 1,158 graduates and WyoTech had 1,262 graduates in programs similar to ours. This data also shows that no individual community college had a number of graduates commensurate with ours in similar programs. Further, we partner with over 30 OEMs to provide manufacturer specific advanced training. We believe that we have the largest number of OEM branded training programs. These OEMs provide vehicles, equipment, specialty tools and curricula that lead to increased training and employment opportunities for our students, including the potential for brand specific certifications. For additional information regarding the benefits of the relationships with OEMs, see “Business - Business Model” and “Business - Business Strategy” included elsewhere in this report on Form 10-K. We believe that our industry relationships, brand recognition and national presence provide significant benefits to our students, our graduates and their employers while differentiating us from other technical training schools.

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
In Part III of this Report on Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2018 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or about January 17, 2018, our proxy statement for the 2018 Annual Meeting of Stockholders will be filed with the SEC and available on our website at www.uti.edu under the “Investors - Financial Information - SEC Filings” captions.
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

Regulatory Environment

Our institutions participate in a variety of government-sponsored financial aid programs that assist students in paying their cost of education. The largest source of such support is the federal programs of student financial assistance under Title IV of the HEA. This support, commonly referred to as Title IV Programs, is administered by ED. In 2017, we derived approximately 71% of our revenues, on a cash basis as defined by ED, from Title IV Programs, as calculated under the 90/10 rule.
To participate in Title IV Programs, an institution must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (REAP), and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. Additionally, certain states and their attorneys general require additional authorization to operate our institutions or for our students to receive state funding. Furthermore, we are subject to oversight by other federal agencies including the Consumer Financial Protection Bureau (CFPB), the SEC, the Federal Trade Commission, the Internal Revenue Service and the Departments of Veterans Affairs, Defense, Treasury, Labor and Justice. For these reasons, our institutions are subject to extensive regulatory requirements imposed by all of these entities.

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
The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award certificates, diplomas or degrees. Some states prescribe standards of financial responsibility that are not consistent with those required by ED and some mandate that institutions post surety bonds. Currently, we have posted surety bonds on behalf of our institutions and admissions representatives with multiple states of approximately $21.4 million. We believe that each of our institutions is in substantial compliance with state education agency requirements.
States often change their requirements in response to ED regulations or to implement requirements that may impact institutional and student success, and our institutions must respond quickly to remain in compliance. Also, from time to time, states may transition authority between state agencies and we must comply with the new state agency’s rules, procedures and other documentation requirements. Changes in state requirements have resulted in changes to our recruiting and other operations in those states and have increased our costs of doing business. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.
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

We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards. If any one of our institutions lost its accreditation, students attending that institution would no longer be eligible to receive Title IV Program funding, we could lose our state authorization in states that require accreditation and we could be forced to close that institution. Our campuses' grants of accreditation expire as detailed below; a school that is faithfully engaged in the renewal of accreditation process and is meeting all of the requirements of that process continues to be accredited if the school's term of accreditation has exceeded the period of time last granted by ACCSC.

Campus

Long Beach, California*	September 2017
Sacramento, California	December 2017
Mooresville, North Carolina; NASCAR Technical Institute (NASCAR Tech)	December 2018
Avondale, Arizona	February 2019
Orlando, Florida	February 2019
Houston, Texas	February 2019
Lisle, Illinois	February 2019
Rancho Cucamonga, California	February 2019
Phoenix, Arizona; Motorcycle Mechanics Institute (MMI)	May 2019
Norwood, Massachusetts	July 2022
Exton, Pennsylvania**	October 2022
Dallas/Ft. Worth, Texas**	March 2023

* Our Long Beach, California campus accreditation expired in September 2017. We completed the renewal site visit for accreditation in April 2017; refer to additional discussion below.

** Schools that achieve School of Excellence status after July 1, 2015 are awarded a six-year team of accreditation.

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

Under ACCSC procedures, we submitted our response to the Team Summary Report on August 29, 2017.  ACCSC has indicated that our response will be considered at the November 2017 meeting. If ACCSC determines our responses or remedial efforts are sufficient, it may close the findings and provide a five year renewal of accreditation for the Long Beach, California campus.  If ACCSC ultimately determines our responses or remedial efforts are insufficient, program accreditation and Title IV awards for students at our campuses could be negatively impacted.

On July 20, 2017, we also received the Team Summary Reports that summarize the findings from the renewal of accreditation evaluations for our Norwood, Massachusetts and Sacramento, California campuses. One of the programs at the Norwood campus did not meet the graduation benchmark set by ACCSC as a result of a small number of students in the program. We anticipate discontinuing this program and we submitted our response to the Team Summary Report on August 4, 2017. One of the programs at the Sacramento campus did not meet the employment benchmark set by ACCSC; this program has since met the benchmark. We submitted our response to ACCSC on August 29, 2017. We are continuing to implement initiatives designed to improve our graduation and employment rates.

In June 2017, our Exton, Pennsylvania and Dallas/Ft. Worth, Texas campuses received the “School of Excellence” designation by ACCSC.  The School of Excellence Award recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high-levels of achievement among their students. In order to be eligible for the School of Excellence Award, an ACCSC-accredited institution must meet the conditions of renewing accreditation without any finding of non-compliance, satisfy all requirements necessary to be in good standing with ACCSC and demonstrate that the majority of the schools’ student graduation and graduate employment rates for all programs offered meet or exceed the average rates of graduation and employment among all ACCSC-accredited institutions.  Institutions are only eligible for the School of Excellence designation in the year in which they complete a renewal of accreditation. Our Avondale, Arizona; Phoenix, Arizona; Rancho Cucamonga, California; Lisle, Illinois; Mooresville, North Carolina and Houston, Texas campuses have previously received School of Excellence designation in the year in which they were eligible.

In March 2017, ACCSC conducted an unannounced site visit at our Houston, Texas campus. One program in the automotive division did not achieve the graduation benchmark set by ACCSC and was placed on heightened monitoring status effective June 9, 2017, which will involve a detailed review of the school's Annual Report submission. We are continuing to implement retention strategies designed to improve our graduation rates.

Our 2017 annual report has been completed and submitted to ACCSC. Nine of our approximately 145 approved programs did not meet the graduation rate requirements, the employment rate requirements, or both. The majority of the programs that were below the benchmark requirements did not meet the requirements as a result of a small number of students in the program. Two of the nine programs had already been discontinued prior to reporting. We anticipate that an additional four of the nine programs below benchmark will be discontinued. Consistent with our goal of providing our students with an excellent return on their investment, we are eliminating longer programs that have minimal enrollment and higher cost to students. ACCSC may require additional reporting regarding these programs or institutions, and the program or institution could be at risk of a show cause or other adverse action that could lead to sanctions, including but not limited to loss of accreditation of the program or institution. An institution placed on reporting status is required to report periodically to ACCSC on that institution’s performance in the area or areas specified by ACCSC. In June 2017, we implemented enhanced internal reporting to provide earlier visibility to cohort outcomes, which will allow us to respond quickly to early indications of risk.

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
During 2017, based on their individual eligibility under the following Title IV Programs, our students received grants and loans from the William D. Ford Federal Direct Loan (DL) program, the Federal Pell Grant (Pell) program, the Federal Supplemental Educational Opportunity Grant (FSEOG) program and the Federal Perkins Loan (Perkins) program.
Federal Title IV Programs
DL. Under the DL program, ED makes loans to students or their parents. Borrowers repay these loans to ED according to the terms and conditions of the program. Students with financial need continue to qualify for interest subsidies on subsidized loans while in school up through 150% of the published length of the student's program. Students with subsidized loans also qualify for interest subsidies while in the 6-month grace period and during periods of deferment. Students with unsubsidized loans do not qualify for interest subsidies. Non-need-based unsubsidized loans are also available to students or their parents. In 2017, we derived approximately 55% of our revenues, on a cash basis, from the DL program.
Pell. Under the Pell program, ED makes grants to students who demonstrate financial need based on the federal Free Application for Federal Student Aid. In 2017, we derived approximately 16% of our revenues, on a cash basis, from the Pell program.
FSEOG. FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under this program. In 2017, we derived less than 1% of our revenues, on a cash basis, from the FSEOG program.
Perkins. Perkins loans are made from a revolving institutional account in which 75% of new funding is capitalized by ED and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the institution’s revolving account to make loans to additional students. Since the federal award year beginning July 1, 2004, ED has made no new Perkins allocations to institutions due to federal appropriations limitations. In 2017, we derived less than 1% of our revenues, on a cash basis, from the Perkins program.
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
Other Federal and State Programs
Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the VA, the Department of Defense (DOD) and under the Workforce Investment Act. Additionally, some states provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for federal and state financial aid vary by funding agency and program.
Since June 2012, institutions participating in the Cal Grant program funded by the state of California are required to achieve a three-year cohort default rate of less than 15.5% and a graduation rate above 30% to remain eligible for the Cal Grant program. As a result of their respective cohort default rates, our Universal Technical

Institute of Phoenix institution, which includes our Sacramento, California campus, and our Universal Technical Institute of Arizona institution, which includes our Rancho Cucamonga, California and Long Beach, California campuses, became ineligible for the Cal Grant program with the 2013-2014 and 2014-2015 award years, respectively. In 2016, the rate for our Universal Technical Institute of Arizona institution fell below the Cal Grant ceiling of 15.5%, which enabled us to renew participation in the Cal Grant program at our Rancho Cucamonga campus and establish new participation at our Long Beach campus beginning with the 2017-2018 award year.

Veterans' Benefits. Since October 1, 2011, the Post-9/11 GI Bill has been effective for both degree and non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits at all of our institutions. Additionally, veterans use benefits such as the Montgomery GI Bill, the REAP and VA Vocational Rehabilitation at our campuses. We derived approximately 19% of our revenues, on a cash basis, from veterans' benefits programs in 2016. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. These criteria require, among other things, that the institution:

•	report on the enrollment status of eligible students;

•	maintain student records and make such records available for inspection;

•	follow current VA rules; and

•	comply with applicable limits on the percentage of students receiving certain veterans benefits on a program and campus basis.

If we fail to comply with these requirements, we could lose our eligibility to participate in veterans' benefits programs.

The VA imposes limitations on the percentage of students per program receiving benefits under certain veterans’ benefits programs, unless the program qualifies for certain exemptions. If the VA determines that a program is out of compliance with these limitations, the VA will continue to provide benefits to current students, but new students will not be eligible to use their veterans benefits for an affected program until we demonstrate compliance.

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
ED published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives. Specifically, ED reconsidered its previous interpretation and stated that its regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs. Compensation based on enrolling students continues to be prohibited. ED also stated that in assessing the legality of a compensation structure, ED will evaluate whether compensation labeled as graduation-based or completion-based compensation is in substance enrollment-based compensation. We have made adjustments to the compensation practices for our admissions representatives which we believe comply with ED's November 2015 guidance. The transition period for the new compensation structure will continue through calendar year 2018. We will continue to evaluate other compensation options under these regulations and guidance.

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
On October 31, 2014, ED published final gainful employment regulations which established additional Title IV Program eligibility requirements on certain educational programs required to lead to gainful employment.
Most parts of the new rule were effective on July 1, 2015, with the exception of new disclosure requirements that were intended to replace prior disclosure requirements and were originally scheduled to take effect on a later date as discussed below.

On June 16, 2017, ED announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the gainful employment regulations. ED has announced that the committee will convene in December 2017 and in early 2018 and issue proposed regulations for public comment during the first half of 2018, but ED has not established a final schedule for publication of proposed or final regulations. Any regulations published in final form by November 1, 2018 typically would take effect in July 1, 2019, but we cannot provide any assurances as to the timing or content of any such regulations.

On June 30, 2017, ED announced the extension of the compliance date for certain gainful employment disclosure requirements from July 1, 2017 to July 1, 2018. ED stated that institutions are still required to comply with other gainful employment disclosure requirements by July 1, 2017. On August 18, 2017, ED announced in the Federal Register new deadlines for submitting notices of intent to file alternate earnings appeals of gainful employment rates and for submitting alternate earnings appeals of those rates. The deadline to file a notice of intent to file an appeal is October 6, 2017 and the deadline to file the alternate earnings appeal is February 1, 2018. ED has not announced a delay or suspension in the enforcement of any other gainful employment regulations. However, on August 8, 2017, ED officials announced that ED did not have a timetable for the issuance of completer lists to schools, which is the first step toward generating the data for calculating new gainful employment rates. Consequently, we cannot predict when ED will begin the process of calculating and issuing new draft or final gainful employment rates in the future. We also cannot predict whether the announcement of the intent to initiate gainful employment rulemaking or the extension of certain gainful employment deadlines may result in ED delaying the issuance of new draft or final gainful employment rates in the future.

The following is a summary of the key elements of the final rule that took effect on July 1, 2015.

Applicability

The final rule applies to all of our Title IV eligible programs intended by the HEA to lead to gainful employment in a recognized occupation. ED uses two DE calculations to compare the debt incurred by each program’s Title IV recipients to their annual earnings following graduation. Specifically, our programs will qualify under the gainful employment rules if we can establish that the program meets at least one of the following two annual DE metrics:

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
A program becomes ineligible for Title IV if it fails both DE tests in two out of any three consecutive years for which rates are calculated. In addition, any program that measures in the zone or has a combination of zone/failing scores for four consecutive years would become ineligible for Title IV. If a program loses eligibility or is voluntarily discontinued after receiving draft zone or failing DE rates, the institution may not reestablish eligibility for that program or a substantially similar program, as defined in the regulations, for a period of three years.
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
In January 2017, ED issued to our schools final versions of the first set of DE rates to be issued under the new rule. Under these final DE rates for the 2015 debt measure year, none of our programs had failing rates. Nine of our 12 educational programs achieved passing rates, and the other three programs were in the zone. The three programs in the zone are the Collision Repair, Automotive, and Motorcycle programs at our Universal Technical Institute of Phoenix institution, which includes our MMI Phoenix, Arizona and Orlando, Florida campuses and our Sacramento, California campus. All of the programs at our Universal Technical Institute of Arizona and Universal Technical Institute of Texas institutions had passing final DE rates. With respect to future DE rates, we are not able to develop reliable projections of our programs' performance under the final rule because we do not have access to the SSA earnings data that is used in the calculations. Additionally, on August 8, 2017, ED officials announced that ED did not have a timetable for the issuance of completer lists to schools, which is the first step toward generating the data for calculating new gainful employment rates. Consequently, we cannot predict when ED will begin the process of calculating and issuing new draft or final gainful employment rates in the future.
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
Disclosure
The rule identifies up to 16 different items, as determined by ED, that institutions must disclose to prospective students and the public about each of their programs, using a disclosure template provided by ED, while providing ED the right to expand the list as it deems necessary. ED issued a disclosure template in January 2017 for institutions to provide required disclosures and required institutions to begin using the template by April 3, 2017. In March 2017, ED extended the deadline for use of the new template to July 1, 2017. The template requires institutions to provide various data for each of its programs, including, among other things, program cost, length, on-time graduation rates, placement rates, percentage of students who borrow to pay for program, typical student debt and monthly payment, typical graduate earnings, and typical fields of employment. Until July 1, 2017, institutions were required to continue to comply with the existing disclosure requirements previously described. In June 2017, ED announced that institutions would be required to provide a completed disclosure template, or a link thereto, on its gainful employment program web pages by July 1, 2017, but would not be required until July 1, 2018 to include the disclosure template, or a link thereto, in the gainful employment program promotional materials and to directly distribute the disclosure template to prospective students prior to enrollment.
Reporting
The rule requires institutions to annually report to ED information required to calculate the DE rates and certain potential disclosure items, including information about the institution's gainful employment programs, the enrollment status of students in those programs and the debt incurred by those students.
Warnings
The rule requires institutions to provide disclosures to all prospective students prior to their signing an enrollment agreement, obtain verification of receipt from the student and maintain historical records of such verification. The rule further requires institutions to provide separate warnings with respect to any program that ED identifies as in jeopardy of losing Title IV eligibility when the next set of DE rates becomes final. If required, these warnings must be provided to all active and prospective students and the institution must maintain records that document its efforts to distribute the warning. Warnings must include a number of elements including a statement that the program has not met ED’s gainful employment standards and Title IV eligibility may be terminated, options available to the student should Title IV eligibility be lost and guidance on the institution’s plans to continue the program, offer refunds, or transfer credit should Title IV eligibility be lost. Based on our final DE rates for the 2015 debt measurement year, none of our programs are currently required to provide these separate warnings.
Defense to Repayment Regulations. On November 1, 2016, ED published final regulations in the Federal Register regarding, among other things, the ability of borrowers to obtain discharges of their obligations to repay certain Title IV loans and the circumstances that require institutions to provide letters of credit or other financial protection to ED. The regulations had a general effective date of July 1, 2017. In June 2017, ED announced a delay until further notice in the effective date of the majority of these regulations. ED also announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the regulations on borrower defenses to repayment of Federal student loans and other matters published on November 1, 2016. On October 24, 2017, ED published an interim final rule that delayed until July 1, 2018 the effective date of the majority of these regulations. On the same date, ED also published a notice of proposed rulemaking that proposed to further delay, until July 1, 2019, the effective date of the majority of the regulations to ensure that there is adequate time to conduct negotiated rulemaking and, as necessary, develop revised regulations. ED provided the public until November 24, 2017 to submit comments to its proposal. ED convened the first meeting of negotiated rulemaking in November 2017 and is scheduled to continue additional meetings into early 2018. ED intends to issue proposed regulations for public comment during the first half of 2018, but ED has not established a final schedule. Any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019, but we cannot provide any assurances as to the timing or content of any such regulations or whether and when ED might end the delay in the effective date of the previously published regulations. The following is a summary of the key elements of the final rule that was published on November 1, 2016.

Borrower Defense and Other Discharges

The new regulations establish amended procedures and standards for borrowers, either individually or as a group, to assert through an ED-administered process a defense to the borrowers’ obligation to repay certain Title IV loans first disbursed prior to July 1, 2017 based on certain acts or omissions of the institution that relate to the making of the loan for enrollment at the school or the provision of educational services for which the loan was provided that would give rise to a cause of action against the school. The effective date of the majority of the Borrower Defense and Other Discharges regulations was delayed until July 1, 2018 and ED proposed to further delay the effective date until July 1, 2019 in a notice of proposed rulemaking published on October 24, 2017.

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

•
The school or any of its representatives or any institution, organization, or person with whom the school has an agreement to provide educational programs, or to provide marketing, advertising, recruiting or admissions services, made a substantial misrepresentation (as defined by ED regulations) that the borrower reasonably relied on to the borrower’s detriment when the borrower decided to attend, or to continue attending, the school or decided to take out a Direct Loan. The rules also expand the existing regulatory definition of a misrepresentation.

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

Financial Protection Requirements

The new regulations revise the financial responsibility regulations to expand the list of actions or events that would require an institution to provide ED with a letter of credit or other form of acceptable financial protection and potentially be subject to other conditions and requirements. The specified list of events is extensive and includes events that ED contends might result in actual or potential debts, liabilities or losses and other events that ED contends might result in the institution being unable to meet all of its financial obligations and otherwise provide the administrative resources necessary to comply with the Title IV programs. The new regulations require institutions to notify ED and current and prospective students within specified timeframes of the occurrence of one or more of these events. The effective date of the Financial Protection Requirements was delayed untilJuly 1, 2018 and ED proposed to further delay the effective date until July 1, 2019 in a notice of proposed rulemaking published on October 24, 2017.

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

Student Loan Repayment Rates

The new regulations require proprietary institutions with student loan repayment rates, as defined in the regulations, below prescribed thresholds to provide an ED-prepared warning to prospective and enrolled students, as well as placement of the warning on its website and in all promotional materials and advertisements. The effective date of the Student Loan Repayment Rate regulations was delayed until July 1, 2018 and ED proposed to further delay the effective date until July 1, 2019 in a notice of proposed rulemaking published on October 24, 2017.

Prohibition on Pre-Dispute Contractual Provisions

The new regulations prohibit the use and reliance upon certain contractual provisions regarding dispute resolution processes, such as pre-dispute arbitration agreements or class action waivers, and require certain notifications, contract provisions and disclosures by institutions regarding students’ ability to participate in certain class action lawsuits or to initiate certain lawsuits instead of through arbitration. The rules require institutions to submit to ED copies of certain records in connection with any claim filed in arbitration by or against the school concerning a borrower defense claim and any claim filed in a lawsuit by the school against the student or by any party against the school concerning a borrower defense claim. The effective date of the Prohibition on Pre-Dispute Contractual Provisions was delayed until July 1, 2018 and ED proposed to further delay the effective date until July 1, 2019 in a notice of proposed rulemaking published on October 24, 2017.

Other Regulations. On August 25, 2017, ED announced its plans to convene two public hearings in September and October 2017 for the purpose of seeking input on ED regulations related to postsecondary education that may be appropriate for repeal, replacement or modification. The hearings are in accordance with a February 24, 2017 executive order that, among other things, directed federal agencies to establish a Regulatory Reform Task Force to evaluate existing regulations and make recommendations to the agency head regarding their repeal, replacement or modification. On June 22, 2017, ED published a notice in the Federal Register soliciting written comments from the public to inform its Task Force's evaluation of all of ED's existing regulations and guidance. The public hearings are designed to supplement this effort. ED has convened two negotiated rulemaking committees with one committee considering proposed regulations related to borrower defense to repayment and financial responsibility matters and another committee considering proposed regulations related to gainful employment.

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

The HEA provides that an institution will lose its Title IV Program eligibility for a period of at least two institutional fiscal years if it exceeds the 90% threshold for two consecutive institutional fiscal years. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years, could impose other restrictions or conditions on the institution's Title IV eligibility, and, under ED’s amended financial responsibility regulations that were scheduled to take effect on July 1, 2017, but have now been delayed until July 1, 2018 and may be delayed until July 1, 2019 under a proposal published by ED on October 24, 2017, could conclude that the institution lacks financial responsibility and is required to submit a letter of credit or other form of financial protection.
The HEA sets specific standards for certain elements in the calculation of an institution’s percentage under the 90/10 Rule, including, among other things, the treatment of institutional loans and revenue received from students who are enrolled in educational programs that are not eligible for Title IV Program funding.

As of September 30, 2017, our institutions’ annual Title IV percentages as calculated under the 90/10 rule ranged from approximately 68% to 73%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year.

Federal Student Loan Defaults. To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. ED calculates an institution’s cohort default rate on an annual basis. Under the current calculation, the cohort default rate is derived from student borrowers who first enter loan repayment during a federal fiscal year (FFY) ending September 30 and subsequently default on those loans within the two following years; parent borrowers are excluded from the calculation. This represents a three-year measuring period. An institution whose cohort default rate is 30% or more for three consecutive FFYs or greater than 40% for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs. None of our institutions had a three-year cohort default rate of 30% or greater for 2014, 2013 or 2012, the three most recent FFYs with published rates.
The following tables set forth the FFEL/DL cohort default rates for our institutions:

	Three-Year Cohort Default Rates for
Institution	Cohort Years Ended September 30, (1)
	2014	2013	2012

Universal Technical Institute of Arizona	13.9%	14.5%	17.1%
Universal Technical Institute of Phoenix	18.3%	18.9%	18.9%
Universal Technical Institute of Texas	15.8%	18.6%	18.3%

All proprietary postsecondary institutions	15.5%	15.0%	15.8%

(1) Based on information published by ED.

An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. As of September 30, 2017, all of our institutions were subject to delayed disbursements. An institution whose cohort default rate is 30% or greater, but less than or equal to 40%, for two of the three most recent federal fiscal years may be placed on provisional certification status by ED for up to three years. Under ED’s financial responsibility regulations that were amended with an effective date of July 1, 2017, but that were delayed until July 1, 2018 and may be delayed until July 1, 2019 under a proposal published by ED on October 24, 2017, an institution whose two most recent official cohort default rates are 30 percent or greater may fail ED’s financial responsibility regulations and be required to submit a letter of credit or other financial protection and be subject to other conditions and restrictions.
Perkins Loan Defaults. An institution with a Perkins program cohort default rate that is greater than 15.0% for any federal award year, which is the twelve month period from July 1 through June 30, may be placed on provisional certification.The most recent Perkins cohort default rates reported by our institutions is based on Perkins borrowers who entered repayment during the federal award year ended June 30, 2016, who then defaulted on their Perkins loans prior to July 1, 2017. The resulting 2015-2016 Perkins cohort default rates for Universal Technical Institute of Arizona and Universal Technical Institute of Texas were 12.5% and 9.09% respectively.  The Perkins cohort default rate for Universal Technical Institute of Phoenix for the same period was 10%, based on 2 of 20 Perkins borrowers defaulting in this cohort period. However, because there were fewer than 30 Perkins loan borrowers who entered repayment during the 2015-2016 period for this institution, ED requires a consolidation of the three most recently reported Perkins data to calculate an official Perkins cohort default rate. The resulting  3-year consolidation for Universal Technical Institute of Phoenix resulted in 7 of 33 defaulted Perkins borrowers, or a default rate of 21.21%. Although this Perkins 3-year consolidated cohort default rate is greater than 15% for Universal Technical Institute of Phoenix, we have not been advised of any provisional certification status. If we are placed on provisional certification status for any reason, ED will require us to obtain prior approval for changes to our programs and locations and may more closely view any application we file for recertification, new locations, new or revised educational programs, acquisitions of other institutions, increases in degree level or other significant changes. Further, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action.

An institution with a Perkins cohort default rate of 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program and must liquidate its loan portfolio. None of our institutions had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. ED also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution’s Perkins cohort default rate is 25% or greater. None of our institutions has had its federal Perkins funding eliminated for the past three federal award years. For the federal award year ended June 30, 2017, as with the 13 preceding federal award years, ED will not disburse any new federal funds to any institutions for Perkins loans due to federal appropriations limitations. In our 2017 fiscal year, we derived less than 1% of our revenues from the Perkins program. The Perkins program was ended by Congress for new loans to undergraduate students effective September 30, 2017; thus no new Perkins loans will be made.
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
If an institution's composite score is below 1.5, but is at least 1.0, the institution is in a category classified by ED as the zone. Under ED regulations, institutions in the zone solely because their composite score is less than 1.5 are still considered to be financially responsible, but require additional oversight by ED in the form of cash monitoring and other participation requirements. Institutions in the zone typically are permitted by ED to continue to participate in the title IV programs under one of two alternatives:  1) the “Zone Alternative” under which an institution is required to make disbursements to students under a payment method other than ED’s standard repayment, typically the Heightened Cash Monitoring 1 (HCM1) payment method; to notify ED within 10 days after the occurrence of certain oversight and financial events and to comply with other operating conditions imposed by ED or 2) submit a letter of credit to ED equal to at least 50 percent of the Title IV funds received by the institutions during the most recent fiscal year.  ED permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the “Zone Alternative” notification requirement, the institution must provide timely information to ED regarding any of the following oversight and financial events:

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

Under the new regulations that were scheduled to take effect on July 1, 2017, but that ED delayed until July 1, 2018 and that ED has proposed delaying until July 1, 2019 under a proposal published by ED on October 24, 2017, the list of information that an institution must provide timely to ED would change to the following: any event that causes the institution, or a related entity, to realize any liability that was noted as a contingent liability in the institution’s or related entity’s most recent audited financial statements or any losses that are unusual in nature and infrequently occur or both as defined in accordance with certain specified accounting standards. The institution also would be required to notify ED of certain other events described in the new Defense to Repayment regulations. See “Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations.” ED could impose a letter of credit or other conditions or requirements upon us in response to the reporting of any oversight or financial events.

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
ED published final regulations that were scheduled to take effect on July 1, 2017, but that ED delayed until July 1, 2018 and has proposed delaying until July 1, 2019 under a proposal published by ED on October 24, 2017, that would amend the financial responsibility regulations to expand the list of actions or events that require an institution to provide ED with a letter of credit or other form of acceptable financial protection. The regulations also, among other things, may increase the amount of the letter of credit or other form of financial protection that an institution must provide to ED if the institution has a composite score below 1.0, no longer qualifies for the Zone Alternative, or does not comply with other applicable requirements of the financial responsibility regulations. The regulations also would permit ED to recalculate an institution’s composite score to account for its estimate of actual or potential losses resulting from certain events identified in the new Defense to Repayment Regulations. See “Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations.”
ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. For our 2017 fiscal year, we calculated our composite score to be 2.2. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements.
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
If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program funds that should have been returned in the previous fiscal year. Our 2017 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.
Institution Acquisitions. When a company acquires an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by ED. Upon such a change of control, an institution’s eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible institution under its new ownership, which requires that the institution also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The time required for ED to act on such an application may vary substantially. ED’s recertification of an institution following a change of control is typically on a provisional basis. Our expansion plans are based, in part, on our ability to acquire additional institutions and have them certified by ED to participate in Title IV Programs following affirmation of state licensure and accreditation. Although we believe we will be able to obtain all necessary approvals from ED, ACCSC and the applicable state and federal agencies for our expansion plans, we cannot ensure that such approvals will be obtained at all or in a timely manner that will not delay or reduce the availability of Title IV Program funds for our students.
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
A change of control could occur as a result of future transactions in which our company or our institutions are involved. Some corporate re-organizations and some changes in the board of directors are examples of such transactions. Additionally, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. If a future transaction would result in a change of control of our company or our institutions, we would pursue all necessary approvals from ED, ACCSC and the applicable federal and state agencies. However, we cannot ensure that all such approvals can be obtained at all or in a timely manner that will not delay or reduce the availability of Title IV Program funds for our students.
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
In December 2016, we were advised by ED that our applications for Title IV program participation recertification with respect to our Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix institutions had been processed. The Universal Technical Institute of Arizona institution has received its program participation agreement, which places the institution on provisional certification until March 31, 2018, based on an open ED program review from April 2015 for which we had not received a report at the time of review. As a result of the institution's placement on provisional certification, ED requires that we apply for and receive approval prior to awarding or disbursing Title IV aid for any new locations or new programs. ED may more closely review any application we file for recertification, new locations, new or revised educational programs, acquisitions of other institutions, increases in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution's certification without advance notice or advance opportunity to challenge the action. In March 2017, we received a standard, non-provisional program participation agreement for the Universal Technical Institute of Phoenix institution with an expiration date of March 31, 2018. This timeframe has been designed to allow for participation alignment of all three of our institutions. We will submit recertification applications for all of our institutions in December 2017 as required.

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
In April 2015, ED completed an ordinary course program review of our administration of the Title IV programs in which we participate for our Avondale, Arizona institution main campus and additional locations of that institution. The site visit covered the 2013-2014 and 2014-2015 award years. An initial program review report dated September 22, 2017 has been issued by ED. The report contains nine findings that are not material because they are limited to errors identified in individual student records and to requests to update and strengthen certain financial aid-related disclosures and procedures. None of the findings require us to perform any retroactive file reviews of all of our students for any issues for any time period. This matter is not yet final. We provided our response to ED within the stated deadline of 30 days from the date we received the report.  ED will review and take into consideration our response to the report before issuing its final program review determination letter. ED has not indicated how long it will take to review our response and issue the final program review determination letter.

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
In connection with the issuance of our Series A Convertible Preferred Stock (Series A Preferred Stock) in June 2016, we received a request from ED to provide a monthly student roster and a biweekly cash flow projection. We began complying with these reporting requirements in July 2016.
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
In 2017, we derived approximately 71% of our revenues, on a cash basis, from Title IV Programs, administered by ED. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our institutions are subject to extensive regulation by the state agencies, ACCSC and ED. Our institutions also are subject to the requirements of other federal and state regulatory agencies. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, add new, or expand our existing educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an “institution” defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state agencies, ACCSC and ED periodically revise their requirements and modify their interpretations of existing requirements. ED has imposed new regulatory requirements, such as the gainful employment regulations, and proposed the creation of additional regulatory requirements, such as the defense to repayment regulations and the expanded financial responsibility regulations, that apply to our schools. See "Risks Related to Our Industry - Compliance with the Title IV Program Integrity regulations, gainful employment regulations and ongoing negotiated rulemaking could materially and adversely affect our business" and “Risks Related to Our Industry - Failure to maintain eligibility to participate in Title IV Programs could materially and adversely affect our business - Financial Responsibility Standards.”
If our institutions failed to comply with any of these regulatory requirements, our regulatory agencies could impose monetary penalties; bring litigation against us; place limitations on our schools’ operations, such as restricting our ability to recruit or enroll students within certain states or imposing letter of credit requirements; terminate our schools’ ability to grant certificates, diplomas and degrees; revoke our schools’ accreditation; or terminate our schools’ eligibility to receive Title IV Program funds, each of which could adversely affect our cash flows, results of operations and financial condition, and impose significant operating restrictions upon us. Further, ED and other regulators have increased the frequency and severity of their enforcement actions against postsecondary schools which have resulted in the imposition of material liabilities, sanctions, letter of credit requirements and other restrictions and, in some cases, resulted in the loss of schools’ eligibility to receive Title IV funds or in closure of the schools. We cannot predict with certainty how all of these regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. We believe that we have described the most significant regulatory risks that apply to our schools in the following paragraphs.
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

As a result, each of our institutions is subject to detailed oversight and review and must comply with a complex framework of frequently changing laws and regulations and subjective regulatory interpretation of these obligations by various regulating entities. Because ED periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances. Additionally, given the complex nature of the regulations, the fact that they are subject to multiple interpretations, a stated department policy of providing limited or no interpretive guidance on certain issues and the large volume of Title IV transactions in which we are involved, it is reasonable to conclude that, from time to time, in the conduct of our business, we may inadvertently violate such regulations. In such an event, remedial action may be necessary, regulatory proceedings could occur and regulatory penalties could be assessed.
Significant factors relating to Title IV Program eligibility that could adversely affect us include the following:
State Authorization
A campus that grants certificates, diplomas or degrees must be authorized to offer postsecondary education programs in that state by the relevant education agency of the state in which it is located. The recruitment activity of admissions representatives in states where we do not physically have a campus location may also trigger licensing requirements for campuses in those states. Requirements for authorization vary substantially among states. State authorization is also required for students to be eligible for funding under Title IV Programs. Loss of state authorization by any of our campuses from the education agency of the state in which the campus is located would end that campus’ eligibility to participate in Title IV Programs and could cause us to close the campus, which could have a material adverse effect on our cash flows, results of operations and financial condition. Loss of state authorization in a state where we do not physically have a campus location, but we do have admissions representatives recruiting students would mean that our admissions representatives could no longer recruit students in that state. See “Business - Regulatory Environment - State Authorization and Regulation” included elsewhere in this Report on Form 10-K for additional information.
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

The “90/10 Rule”
Under the “90/10 Rule,” a for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from those programs for two consecutive institutional fiscal years, under a cash-basis calculation mandated by ED. The period of ineligibility covers at least the next two succeeding fiscal years, and any Title IV Program funds already received by the institution and its students during the period of ineligibility would have to be returned to ED. If an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years and could impose other restrictions or conditions on the institution's Title IV eligibility, including, under the new Defense to Repayment regulations that were scheduled to take effect on July 1, 2017, but have been delayed until further notice, the requirement to submit to ED a letter of credit or other form of financial protection. If we are placed on provisional certification status for any reason, ED will require us to obtain prior approval for changes to our programs and locations and may more closely review any application we file for recertification, new locations, new educational programs, revisions to existing educational programs, acquisitions of other schools, increases in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action. In our 2017 fiscal year, under the regulatory formula prescribed by ED, each of our institutions derived approximately 68% to 73% of its revenues from Title IV Programs.
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
Financial Responsibility Standards
To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. The operating conditions that may be placed on a school that does not meet the standards of financial responsibility include being transferred from the advance payment method of receiving Title IV Program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds, require the institution to pay credit balances due to students and parents before drawing down funds from ED for the amount of disbursements made to the student or parent, and increased administrative costs related to those funds. See “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Financial Responsibility Standards” included elsewhere in this Report on Form 10-K for additional information. ED published amendments to the financial responsibility regulations to expand the list of actions or events that would require an institution to provide ED with a letter of credit or other form of acceptable financial protection, but ED delayed the effective date of those regulations until July 1, 2018 and has proposed delaying until July 1, 2019 under a proposal published by ED on October 24, 2017. ED has announced its intent to renegotiate those rules. See “Regulation of Federal Student Financial Aid Programs - Defense To Repayment Proposed Regulations” included elsewhere in this Report on Form 10-K for additional information.
ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. For our 2017 fiscal year, we calculated our composite score to be 2.2. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements.
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
Since the publication of the program integrity regulations in 2010, ED has issued interpretive guidance on the regulations in the form of multiple Dear Colleague Letters and electronic announcements to institutions. The letters and announcements provide sub-regulatory guidance on certain aspects of the regulations, which assists institutions with understanding the regulations in these areas. The laws and regulations governing certain of the requirements do not establish clear criteria for compliance, and ED has indicated that they do not intend to provide additional guidance on certain topics. In particular, the elimination of the 12 safe harbors regarding the incentive compensation prohibition significantly impacted our business. ED published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives. Specifically, ED reconsidered its previous interpretation and stated that its regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs.  Compensation based on enrolling students, however, continues to be prohibited. For a description of additional information regarding these regulatory changes, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included elsewhere in this Report on Form 10-K. We have made adjustments to the compensation practices for our admissions representatives which we believe are compliant with ED's November 2015 guidance. The transition period for the new compensation structure will continue through calendar year 2018. We will continue to evaluate other compensation options under these regulations and guidance.

ED published the final gainful employment rule on October 31, 2014, which took effect on July 1, 2015. The final rule includes debt to earning (DE) metrics and disclosure requirements as well as requirements for program certifications, reporting and disclosure of program information and warnings. For a summary of the final rules, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Gainful Employment” included elsewhere in this Report on Form 10-K.
Compliance with final rules could have a material adverse effect on the manner in which we conduct our business and our results of operations. In January 2017, ED issued to our schools final versions of the first set of DE rates to be issued under the new rule. Under these rates for the 2015 debt measure year, none of our programs had failing rates. Nine of our 12 educational programs achieved passing rates, and the other three programs were in the zone. The three programs in the zone are the Collision Repair, Automotive and Motorcycle programs at our Universal Technical Institute of Phoenix institution, which includes our MMI Phoenix, Arizona and Orlando, Florida campuses and our Sacramento, California campus. All of the programs at our Universal Technical Institute of Arizona and Universal Technical Institute of Texas institutions had passing draft DE rates. With respect to future DE rates, we are not able to develop reliable projections of our programs' performance under the final rule because we do not have access to the SSA earnings data that is used in the calculations. Additionally, on August 8, 2017, ED officials announced that ED did not have a timetable for the issuance of completer lists to schools, which is the first step toward generating the data for calculating new gainful employment rates. Consequently, we cannot predict when ED will begin the process of calculating and issuing new draft or final gainful employment rates in the future. We also cannot predict whether the announcement of the intent to initiate gainful employment rulemaking or the extension of certain gainful employment deadlines may result in ED delaying the issuance of new draft or final gainful employment rates in the future.
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

For a more extended summary of the final rules, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Defense to Repayment Regulations” and “Business - Regulatory Environment - Financial Responsibility Regulations” included elsewhere in this Report on Form 10-K. The new regulations had a general effective date of July 1, 2017, but ED delayed the effective date of the majority of these regulations until July 1, 2018 and proposed to further delay the effective date until July 1, 2019 in a proposal published on October 24, 2017. ED convened the first meeting of a negotiated rulemaking committee to develop proposed regulations to revise the regulations on borrower defenses to repayment of Federal student loans and other matters in November 2017 and is scheduled to continue additional meetings of the committee into early 2018. ED intends to issue proposed regulations for public comment during the first half of 2018, but ED has not established a final schedule. Any regulations published in final form by November 1, 2018 typically would take effect in July 1, 2019, but we cannot provide any assurances as to the timing or content of any such regulations or whether and when ED might end the delay in the effective date of the previously published regulations.

On August 25, 2017, ED announced its plans to convene two public hearings in September and October 2017 for the purpose of seeking input on ED regulations related to postsecondary education that may be appropriate for repeal, replacement or modification. The hearings are in accordance with a February 24, 2017 executive order that, among other things, directed federal agencies to establish a Regulatory Reform Task Force to evaluate existing regulations and make recommendations to the agency head regarding their repeal, replacement or modification. On June 22, 2017, ED published a notice in the Federal Register soliciting written comments from the public to inform its Task Force's evaluation of all of ED's existing regulations and guidance. The public hearings are designed to supplement this effort. ED convened two negotiated rulemaking committees with one committee considering proposed regulations related to borrower defense to repayment and financial responsibility matters and another committee considering proposed regulations related to gainful employment. We cannot predict whether or when this process, or any other process ED might initiate, will result in the proposal of new regulations or the repeal, replacement or modification of existing regulations, or whether any regulatory changes that might result from this process will or will not be favorable to our institutions.

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

Congress periodically revises the HEA and other laws, and enacts new laws, governing Title IV Programs and annually determines the funding level for each Title IV Program, and may make changes in the laws at any time. Congress most recently reauthorized the HEA in 2008, is actively working on another HEA reauthorization and is expected to revise and reauthorize the HEA, but it is uncertain whether reauthorization will occur in 2018 or be delayed further. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs or places restrictions on the use of funds received by an institution through these programs could reduce our student population and revenues. Such action may occur during HEA reauthorization, or such action could also occur as part of separate technical amendments to the HEA or during Congress' annual budget and appropriations cycle.

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

 Because all Title IV Program student loans other than Perkins loans are now processed under the DL program, any processing disruptions by ED may impact our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the DL program, either because of administrative challenges on our part or the inability of ED to process the increased volume of loans through the DL program on a timely basis, our cash flows, results of operations and financial condition could be adversely and materially affected.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.
Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance by government agencies, regulatory agencies and third parties alleging noncompliance with applicable standards. These compliance reviews and claims could also result from our notification to an agency or third party based upon our own internal compliance review. We are also subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to alleged violations of federal and state laws, false claims made to the federal government and routine employment matters. While we are committed to strict compliance with all applicable laws, regulations and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of regulatory approvals or Title IV Program funding or other federal and state funding, injunctions or other penalties. We could also incur substantial legal costs in excess of our insurance coverage. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Additionally, given the significant public scrutiny being placed on the sector, numerous state attorneys general have initiated investigations either of the operation of the for-profit schools in their state or of particular institutions operating in that state.
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
Due to state budget constraints and changes in the regulatory environment in some of the states in which we operate, it is possible that some states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval, such as the opening of a new campus, the introduction of new programs or the revision of existing programs, a change of control or the hiring or placement of new admissions representatives, could prevent us from making such changes or delay our ability to make such changes, or could require substantial additional costs to accommodate such delay. State education agencies that authorize our schools continue to revise and/or issue new regulations requiring significant additional reporting and monitoring of student outcomes. Additionally, state education agencies may request additional information or supplemental reporting as a result of our recent financial performance.
The regulations and reporting requirements may lengthen the time to obtain necessary state approvals and require us to modify our operations in order to comply with the requirements. This could impose substantial additional costs on our institutions, which could have a material adverse effect on our cash flows, results of operations and financial condition.
Moreover, some states have added regulations that impose additional requirements on our schools and increase the complexity of existing requirements.  For example, some states, such as California and Massachusetts, have added requirements for institutions to report institutional data to current and prospective students.  California has added requirements to its existing rules for calculating job placement rates for graduates that are more exacting and difficult to substantiate.  Other states have added, or may add in the future, new or more complex requirements applicable to our institutions.  These requirements could create new compliance challenges and impose substantial additional costs on our institutions which could have a material adverse effect on our cash flows, results of operations and financial condition.

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
If we acquire an institution that participates in Title IV Programs or open an additional location, one or more of our regulators could decline to approve the acquired institution and/or additional location, or could impose material conditions or restrictions, which could prevent or limit the ability of the acquired institution and/or additional location to participate in Title IV Programs and, in turn, impair our ability to operate the acquired institution and/or the additional location as planned or to realize the anticipated benefits from the acquisition of that institution and/or opening of the additional location.
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
If we or any of our schools experience a change of control under the standards of applicable federal and state agencies, our accrediting commission or ED, we or the affected schools must seek the approval of the relevant regulatory agencies. These agencies do not have uniform criteria for what constitutes a change of control. Transactions or events that constitute a change of control include significant acquisitions or dispositions of our common stock or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from ED, our accrediting commission or any state in which our schools are located would impair our ability to participate in Title IV Programs, which would have a material adverse effect on our cash flows, results of operations and financial condition. Our failure to obtain, or a delay in obtaining, approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock.
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

The postsecondary education market is highly competitive. We continue to experience a high level of competition for higher quality students. Some traditional public and private colleges and universities and community colleges, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours.  Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. Additionally, recent executive branch proposals and state initiatives have included two years of free tuition at community colleges for certain students, who must attend school at least half time, maintain a grade point average of 2.5 or higher and make steady progress toward a degree or transferring to a four-year institution.

Prospective students may also choose to forego additional education and enter the workforce directly, especially during periods when the unemployment rate declines or remains stable as it has in recent years. This may include employment with our industry partners or with other manufacturers and employers of our graduates.
Additionally, the military often recruits or retains potential students when branches of the military offer enlistment or re-enlistment bonuses.

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
The U.S. economy and the economies of other key industrialized countries have experienced difficult and uncertain economic characteristics. While the economy has shown signs of recovery, the impact has not been equal, and certain sectors and socioeconomic groups continue to be negatively impacted. We believe that our enrollment is affected by changes in economic conditions, although the nature and magnitude of this effect are uncertain and may change over time. While these conditions may have contributed to a portion of the past growth in our average full-time undergraduate student population as individuals sought to advance their education and improve their employment opportunities, during periods when the unemployment rate declines or remains stable as it has in recent years, prospective students have more employment options and recruiting new students has traditionally been more challenging. Affordability concerns associated with increased living expenses and the availability of full- and part-time jobs for students attending classes have made it more challenging for us to attract and retain students. The state of the general macroeconomic environment has had a negative impact on price sensitivity and on the ability and willingness of students and their families to incur debt. Furthermore, these circumstances may continue to reduce the willingness of employers to sponsor educational opportunities for their employees, and affect the ability of our students to find employment in the auto, diesel, collision repair, motorcycle or marine industries, any of which could materially and adversely affect our business, cash flows, results of operations and financial condition.
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
In order to support revenue growth and student enrollment, we need to hire and train new admissions representatives, as well as retain and continue to develop our existing admissions representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong admissions representative team may be affected by a number of factors, including the following: our ability to integrate and motivate our admissions representatives; our ability to effectively train our admissions representatives; the length of time it takes new admissions representatives to become productive; the competition we face from other companies in hiring, compensating and retaining admissions representatives and our ability to effectively manage a multi-location educational organization. We previously made modifications to our employee compensation structure in order to comply with the incentive compensation rule which affected the compensation structure for our admissions representatives, including the elimination of their variable compensation. As a result of these changes and the macroeconomic conditions impacting our business, we experienced a decrease in our enrollment rates. ED published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives. Specifically, ED reconsidered its previous interpretation and stated that its regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs.  Compensation based on enrolling students, however, continues to be prohibited. For a description of additional information regarding these regulatory changes, see “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included elsewhere in this Report on Form 10-K. We have made adjustments to the compensation practices for our admissions representatives which we believe will be compliant with ED's November 2015 guidance. The transition period for the new compensation structure will continue through calendar year 2018. We will continue to evaluate other compensation options under these regulations and guidance. Our existing compensation structure and any future changes to admissions representative compensation may result in a continued decrease in our enrollment rates. If we are unable to hire, develop or retain quality admissions representatives, the effectiveness of our student recruiting efforts would be adversely affected.

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
As part of our business strategy we anticipate opening and operating new schools or campuses. Establishing new schools or campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of acquired schools. Accordingly, when we open new schools, initial investments could reduce our profitability. To open a new school or campus, we would be required to obtain appropriate state and accrediting commission approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. Additionally, to be eligible for Title IV Program funding, a new school or campus would have to be certified by ED. We cannot be sure that we will be able to identify suitable expansion opportunities to maintain or accelerate our current growth rate or that we will be able to successfully integrate or profitably operate any new schools or campuses. Our failure to effectively identify, establish, license, accredit, obtain necessary approvals and manage the operations of newly established schools or campuses could slow our growth and make any newly established schools or campuses more costly to operate than we have historically experienced.
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

Our goodwill resulted primarily from the acquisition of our motorcycle and marine education business in 1998. We recorded an impairment charge of $12.4 million related to the goodwill allocated to our MMI Phoenix, Arizona campus during the year ended September 30, 2015. The remaining $8.2 million of goodwill from this acquisition is allocated to our MMI Orlando, Florida campus that provides the related educational programs. Additionally, we recorded $0.8 million of goodwill related to the acquisition of BrokenMyth Studios, LLC in February 2016. Our total recorded goodwill was $9.0 million as of September 30, 2017. We perform our annual goodwill impairment assessment during the fourth quarter of each fiscal year. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Actual experience may differ from the amounts included in our assessment, which could result in impairment of our goodwill in the future.

Our principal stockholder owns a significant percentage of our capital stock, is able to influence certain corporate matters and could in the future gain substantial control over our company.
As of September 30, 2017, Coliseum Capital Management, LLC and its affiliates (Coliseum) beneficially owned, in the aggregate, approximately 14.6% of our outstanding common stock and 100% of our outstanding Series A Preferred Stock, which votes on an as-converted basis subject to a voting cap, as described below. The voting power of Coliseum, including the common stock and the as-converted preferred stock with the voting cap, is approximately 18.8% as of September 30, 2017.
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
In the event that the Required Approvals are obtained in the future, Coliseum could gain substantial control over our company. For example, if the Required Approvals had been obtained as of September 30, 2017, Coliseum’s aggregate voting power would have increased from 18.8% to 53.6%. As a consequence, Coliseum would be able to control matters requiring stockholder approval, including the election of directors. The interests of Coliseum may not always coincide with the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change of control of our company otherwise favored by our other stockholders and could depress our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Campuses and Other Properties
The following sets forth certain information relating to our campuses and corporate headquarters:

	Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Campuses:	Arizona (Avondale)	UTI	265,700	Leased	June 2024
	Arizona (Phoenix)	MMI	125,900	Leased	December 2022
	California (Long Beach)	UTI	138,000	Leased	August 2030
	California (Rancho Cucamonga)	UTI	187,300	Leased	September 2019
	California (Sacramento)	UTI	237,800	Leased	July 2022
	Florida (Orlando)	UTI/MMI	272,800	Leased	August 2022
	Illinois (Lisle)	UTI	175,000	Leased	November 2031
	Massachusetts (Norwood)	UTI	234,200	Leased	October 2022
	North Carolina (Mooresville)	NASCAR Tech	146,000	Leased	September 2022
	Pennsylvania (Exton)	UTI	186,900	Leased	December 2020
	Texas (Dallas/Ft. Worth)	UTI	95,000	Owned	N/A
	Texas (Houston)	UTI	212,800	Owned/leased*	December 2018*
Corporate Headquarters:	Arizona (Scottsdale)	Headquarters	64,700	Leased	December 2019
*We own 172,200 square feet and lease the remaining 40,600 square feet.

Many of the leases are renewable for additional terms at our option.
We anticipate opening our Bloomfield, New Jersey campus in fall 2018.

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

Name	Age	Position
Kimberly J. McWaters	53	President and Chief Executive Officer
Bryce H. Peterson	39	Executive Vice President and Chief Financial Officer
Chad A. Freed	44	General Counsel, Executive Vice President of Corporate Development
Jerome A. Grant	54	Executive Vice President and Chief Operating Officer
Piper P. Jameson	56	Executive Vice President and Chief Marketing Officer
Sherrell E. Smith	54	Executive Vice President of Admissions and Operations
Rhonda R. Turner	44	Senior Vice President, People Services
Kimberly J. McWaters has served as our Chief Executive Officer since October 2003 and as our President from 2000 to 2011 and subsequently from September 2016 to present. Ms. McWaters has served as a director on our Board since February 2005 and as the Chairman of our Board of Directors from December 2013 to September 2017. From 1984 to 2000, Ms. McWaters held several positions with UTI, including Vice President of Marketing and Vice President of Sales and Marketing. Ms. McWaters also serves as a director of Penske Automotive Group, Inc. and Mobile Mini, Inc. Ms. McWaters received a BS in Business Administration from the University of Phoenix.
Bryce H. Peterson has served as our Executive Vice President and Chief Financial Officer since September 2016. Mr. Peterson served as Senior Vice President, Information Technology from June 2012 to September 2016, as Vice President of Information Technology from March 2011 to June 2012, as Vice President of Internal Audit Services from March 2010 to March 2011 and as Information Technology Audit Manager from October 2008 to February 2010. Prior to joining UTI, Mr. Peterson served in a variety of positions at KPMG, LLP; Brigham Young University; and Fenton Enterprises. Mr. Peterson received his MS in Information Systems Management and holds a BS in Business Management from Brigham Young University. Mr. Peterson is a certified public accountant licensed in the state of Arizona.
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
Jerome A. Grant has served as our Executive Vice President and Chief Operating Officer since November 2017. Prior to joining UTI, Mr. Grant served as Senior Vice President, Chief Services Officer with McGraw-Hill Education, Inc. from June 2015 to April 2017. Prior to joining McGraw Hill, Mr. Grant served in several senior leadership roles with Pearson Education including SVP of Technology Strategy from 2014 to 2015; SVP of Digital Products from 2012 to 2014; President of Higher Education Business, Technology and the New York Institute of Finance from late 2000 through 2011; and VP of Sales in 1999 though 2000. Mr. Grant holds a Bachelor of Business Administration degree in labor relations and marketing from the University of Wisconsin-Milwaukee.
Piper P. Jameson has served as our Executive Vice President and Chief Marketing Officer since February 2017. During her previous tenure with UTI from 1994 to 2005, she held several operational and executive positions including Senior Vice President, Marketing. Prior to her return to UTI, Ms. Jameson served as Chief Marketing Officer at Northern Arizona University - Extended Campuses and as the Executive Vice President and Chief Marketing Officer at Lincoln Educational Services. Ms. Jameson received her masters degree in Strategic Communication and Leadership from Seton Hall University and holds a BS in Marketing and Business Management from the University of Phoenix.
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

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2017:

First Quarter	$5.38	$1.42
Second Quarter	$3.80	$2.81
Third Quarter	$3.87	$3.30
Fourth Quarter	$3.78	$3.08

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2016:

First Quarter	$5.88	$3.28
Second Quarter	$5.12	$2.81
Third Quarter	$4.53	$2.06
Fourth Quarter	$2.91	$1.51

The closing price of our common stock as reported by the NYSE on November 21, 2017 was $3.47 per share. As of November 21, 2017, there were 31 holders of record of our common stock.

Dividends

On October 5, 2015; December 18, 2015 and March 31, 2016, we paid cash dividends of $0.02 per share to common stockholders of record as of September 28, 2015; December 4, 2015 and March 21, 2016, respectively, totaling approximately $1.5 million. On December 19, 2014; March 31, 2015 and June 30, 2015, we paid cash dividends of $0.10 per share to common stockholders of record as of December 8, 2014; March 20, 2015 and June 19, 2015, respectively, totaling approximately $7.3 million. On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock. Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions.

Repurchase of Securities

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of September 30, 2017, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program. During the year ended September 30, 2017, we made no purchases under this stock repurchase program. Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended September 30, 2017. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
July 1-31, 2017	—	$—	—	$—
August 1-31, 2017	—	$—	—	$—
September 1-30, 2017	172,885	$3.38	—	$—
Total	172,885	$3.38	—	$—

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

This graph compares total cumulative stockholder return on our common stock during the period from September 30, 2012 through September 30, 2017 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on September 30, 2012, and any dividends were reinvested on the date on which they were paid.

200.0
180.0
160.0
140.0
120.0
100.0
80.0
60.0
40.0
20.0
0.0
9/30/2012
9/30/2013
9/30/2014
9/30/2015
9/30/2016
9/30/2017
181.1
135.8
100.0
28.4

Symbol	CRSP Total Returns Index for:	09/2012	09/2013	09/2014	09/2015	09/2016	09/2017
◆	Universal Technical Institute, Inc.	100.0	91.8	73.0	28.5	14.6	28.4
■	NYSE Stock Market (US Companies)	100.0	121.5	141.3	135.9	155.5	181.1
▲	Peer Group	100.0	106.0	123.0	81.7	77.0	135.8

Companies in the Self-Determined Peer Group
Adtalem Global Education Inc. (formerly DeVry Education Group Inc.)	Apollo Group, Inc.[1]
Bridgepoint Education, Inc.	Career Education Corporation
Grand Canyon Education, Inc.	Lincoln Educational Services Corporation
Strayer Education, Inc.
1 Included through the last date of trading.

Notes:
A. The lines represent quarterly index levels derived from compounded daily returns that include all dividends.
B. Peer group indices use beginning of period market capitalization weighting.
C. If the quarterly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100 on 09/30/2012.
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of and for the years ended September 30, 2017, 2016, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2017	2016	2015	2014	2013
	($'s in thousands, except per share amounts)
Statement of Operations Data: (1)
Revenues (2)	$324,263	$347,146	$362,674	$378,393	$380,322
Operating expenses:
Educational services and facilities (3)	181,027	194,395	194,416	200,054	199,540
Selling, general and administrative (3) (4)	145,060	171,374	177,481	172,002	174,757
Total operating expenses (3) (4)	326,087	365,769	371,897	372,056	374,297
Income (loss) from operations (2) (3) (4)	(1,824)	(18,623)	(9,223)	6,337	6,025
Interest (expense) income, net (5) (11)	(2,481)	(3,196)	(2,125)	(1,624)	234
Equity in earnings of unconsolidated affiliate (6)	484	342	527	471	—
Other income, net	1,090	(49)	140	563	655
Income (loss) before taxes (2) (3)	(2,731)	(21,526)	(10,681)	5,747	6,914
Income tax expense (benefit) (7)	5,397	26,170	(1,532)	3,710	3,013
Net income (loss) (4) (7)	$(8,128)	$(47,696)	$(9,149)	$2,037	$3,901
Preferred stock dividends (8)	5,250	1,424	—	—	—
Income (loss) available for distribution (8)	$(13,378)	$(49,120)	$(9,149)	$2,037	$3,901
Net income (loss) per share:
Basic	$(0.54)	$(2.02)	$(0.38)	$0.08	$0.16
Diluted	$(0.54)	$(2.02)	$(0.38)	$0.08	$0.16
Weighted average shares (in thousands):
Basic	24,712	24,313	24,391	24,640	24,515
Diluted	24,712	24,313	24,391	24,920	24,704
Cash dividends declared per common share	$—	$0.04	$0.32	$0.40	$0.40
Other Data: (1)
Depreciation and amortization (6) (9)	$16,886	$17,749	$19,155	$20,474	$22,156
Number of campuses	12	12	12	11	11
Average undergraduate enrollments	10,900	12,000	13,200	14,400	15,000
Balance Sheet Data: (1)
Cash and cash equivalents (8) (10) (11)	$50,138	$119,045	$29,438	$38,985	$34,596
Current assets (7) (8) (10)	$146,826	$161,949	$108,057	$127,532	$134,079
Working capital (8)	$60,437	$67,389	$11,563	$25,197	$41,380
Total assets (4) (6) (7)	$274,102	$297,159	$274,302	$288,069	$280,194
Total shareholders' equity (8)	$125,776	$136,614	$113,475	$133,192	$139,164

(1)	In 2015, we opened a campus in Long Beach, California, which contributed to the fluctuation in operations and financial position during 2015, 2016 and 2017.

(2)	The decline in our average undergraduate full-time student enrollment from 2013 to 2017 contributed to the decrease in revenues, income (loss) from operations, and income (loss) before taxes.

(3)
In September and November 2016, we completed reductions in workforce impacting approximately 145 employees, which decreased operating expenses and decreased loss from operations and loss before taxes in 2017.

(4)	In 2015, we recorded a non-cash impairment charge of $12.4 million to write off goodwill for our MMI Phoenix, Arizona campus based on our annual impairment test.

(5)	In 2015 and 2014, we began recording interest expense related to amortization of the financing obligations for our Long Beach, California campus and for our Lisle, Illinois campus, respectively.

(6)
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

Pursuant to various agreements to relocate our Glendale Heights, Illinois to and design and build a campus in Lisle, Illinois in 2012, we invested approximately $4.0 million to acquire an equity interest of approximately 28% in a related joint venture. As of September 30, 2014, we recorded $33.5 million in property and equipment with a corresponding financing obligation. The September 30, 2013 balance reflects $25.2 million in property and equipment with a corresponding amount recorded as a construction liability. We recognize our proportionate share of the joint venture's net income or loss during each accounting period as a change in our investment.

(7)	In 2016, we recorded a full valuation allowance on our deferred tax assets which impacted income tax expense by $34.2 million for the year ended September 30, 2016.

(8)
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

In 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash. We paid preferred stock cash dividends of $5.3 million during the year ended September 30, 2017 and $1.4 million during the year ended September 30, 2016.

In 2015, 2014, and 2013, we used cash and cash equivalents to repurchase approximately $6.6 million, $1.4 million, and $5.4 million, respectively, of our common shares.

(9)
Excludes depreciation of training equipment obtained in exchange for services of $1.3 million, $1.3 million, $1.2 million, $1.2 million and $1.1 million for the years ended September 30, 2017, 2016, 2015, 2014 and 2013, respectively.

(10)
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

(11)	In the third quarter of 2017, we began investing in various bond funds, which decreased cash and cash equivalents and increased interest income.

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

General Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time enrollment and graduates. We offer certificate, diploma or undergraduate degree programs at 12 campuses across the United States. We also offer manufacturer specific advanced training programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 52 years.

Our revenues consist principally of student tuition and fees derived from the programs we provide and are presented after reductions related to discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program. We generally recognize tuition revenue and fees ratably over the terms of the various programs we offer. We supplement our tuition revenues with additional revenues from sales of textbooks and program supplies and other revenues, such as those from BrokenMyth Studios or other non-Title IV sources, all of which are recognized as sales occur or services are performed. In aggregate, these additional revenues represented approximately 2% or less of our total revenues in each year for the three-year period ended September 30, 2017. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

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

Our tuition charges vary by type and length of our programs and the program level, such as undergraduate or advanced training. We implemented tuition rate increases of up to 3% for each of the years ended September 30, 2017, 2016 and 2015. We regularly evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs and various veterans benefits programs, to pay a substantial portion of their tuition and other education-related expenses. Approximately 65% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2017. This percentage differs from our Title IV percentage as calculated under the 90/10 rule due to the prescribed treatment of certain Title IV stipends under the rule. Additionally, approximately 19% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the year ended September 30, 2017.

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

2017 Overview

Operations

Lower student population levels as we began 2017, combined with lower new student starts throughout the year, resulted in a 9.2% decline in our average undergraduate full-time student enrollment to approximately

10,900 students for the year ended September 30, 2017. We started approximately 10,600 students during the year ended September 30, 2017, which represents a decrease of 6.2% as compared to a decrease of 8.9% for the year ended September 30, 2016. The decrease in starts was primarily the result of certain macro-economic headwinds, our continuing regulatory environment and internal execution challenges early in 2017 which negatively impacted our student inquiry volume.

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

In response to these challenges, we continue to focus on our key strategies. We continue to add and renew contracts with our OEM partners as well as other employers to provide career opportunities and tuition reimbursement for our graduates. We are seeking opportunities to expand into new geographic markets either organically or through strategic acquisitions. We recently began offering our associate level degree programs at our Rancho Cucamonga, California, Sacramento, California and Dallas/Ft. Worth, Texas campuses. Additionally, we began offering two new programs during the fourth quarter of 2017; our welding program opened at our Rancho Cucamonga, California campus in July 2017 and our CNC (computer numeric control) machining program opened at our NASCAR Tech campus in Mooresville, North Carolina in August 2017. We plan to begin offering our welding program at our Avondale, Arizona campus in January 2018. And in November 2017, we signed an agreement with BMW to manage their Military Service Technician Education Program pilot at Camp Pendleton. We work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from employers of our graduates. As part of our affordability initiatives, we are working to fine-tune our institutional scholarship and grant programs based on financial need, merit, or to assist in managing student loan debt, and we are working with employers to create comprehensive recruitment and retention strategies including tuition reimbursement programs for qualifying students and graduates. We are continuing our initiative designed to shift perceptions and build advocacy with key policy makers and influencers. Finally, we remain focused on operating our business as efficiently as possible and managing discretionary operating costs. The Financial Improvement Plan that we implemented in September 2016, which included reductions in workforce impacting approximately 70 employees at our corporate office and approximately 75 employees at our campus locations, as well as changes to our marketing strategy and admissions structure and a number of process improvement initiatives, contributed to the year-over-year decline in operating expenses of approximately $39.7 million.

ED published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives. Specifically, ED reconsidered its previous interpretation and stated that its regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs.  Compensation based on enrolling students, however, continues to be prohibited. Please see further discussion in “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included elsewhere in this Report on Form 10-K. We have made adjustments to the compensation practices for our admissions representatives which we believe will be compliant with ED's November 2015 guidance. The transition period for the new compensation structure will continue through calendar year 2018. We will continue to evaluate other compensation options under these regulations and guidance.

Our revenues for the year ended September 30, 2017 were $324.3 million, a decline of $22.8 million, or 6.6%, from the prior year. We had an operating loss of $1.8 million compared to $18.6 million for the same period in the prior year. The improvement in our operating results was due to decreases in compensation, advertising, contract services, supplies and maintenance and depreciation and amortization expense. These declines were partially offset by the decline in revenues, which were negatively impacted by the decline in our average undergraduate full-time student enrollment. We incurred a net loss of $8.1 million compared to $47.7 million in the prior year. During 2016, we determined that a valuation allowance on our deferred tax assets was necessary. During the year ended September 30, 2017, we determined that an additional valuation allowance on our deferred tax assets was necessary, which resulted in income tax expense of $6.2 million.

Veterans' Benefits

The percentage of our revenues, on a cash basis, which were collected from funds distributed under various veterans' benefits programs was approximately 19%, 19%, and 20% for the years ended September 30, 2017, 2016 and 2015, respectively.

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

Graduate Employment

Identifying employment opportunities and preparing our graduates for these careers is critical to our ability to help our graduates benefit from their education.  Accordingly, we dedicate significant resources to maintaining an effective employment team, as described in "Business - Graduate Employment" included in Part I, Item 1 of this Report on Form 10-K. We believe that our graduate employment services provide our students with a compelling value proposition and enhance the employment opportunities for our graduates. The rate has remained consistent for our Collision Repair program, while the rate has declined for our Automotive and Diesel Technology, Marine and Motorcycle programs. There are multiple factors contributing to the declines, including graduates who receive higher compensating jobs outside their field of study, changing regulatory standards and guidance on employment classification and availability for employment and fewer internal resources dedicated to employment verification following our reductions in force during 2016.

Our employment rate for 2016 graduates was 86%, compared to 88% for 2015 graduates. The employment calculation is based on all graduates, including those that completed manufacturer specific advanced training programs, from October 1, 2015 to September 30, 2016 and October 1, 2014 to September 30, 2015, respectively, excluding graduates not available for employment because of continuing education, military service, health, incarceration, death or international student status. Graduates are counted as employed based on a verified understanding of the graduate's job duties to assess and confirm that the graduates primary job responsibilities are in his or her field of study. See Business - Graduate Employment" in this Report on Form 10-K for further discussion of our graduate employment activities. For 2016, we had approximately 9,200 total graduates, of which approximately 8,600 were available for employment. Of those graduates available for employment, approximately 7,400 were employed within one year of their graduation date, for a total of 86%. For 2015, we had approximately 9,700 total graduates, of which approximately 9,100 were available for employment. Of those graduates available for employment, approximately 8,000 were employed within one year of their graduation date, for a total of 88%.

Regulatory Environment

For a detailed discussion of the regulatory environment and related risks, see “Business - Regulatory Environment”, and Item 1A, “Risk Factors”, included elsewhere in this Report on Form 10-K.

Accreditation

The procedures of our accrediting agency for the renewal of accreditation of a campus require a team of professionals to conduct an on-site visit at the campus and issue a Team Summary Report, which includes an assessment of the school’s compliance with accrediting standards.  On July 20, 2017, we received a Team Summary Report from ACCSC that summarized three findings from its visit to our Long Beach, California campus in connection with renewing the campus’ accreditation.  The first finding related to the campus’ application for a hybrid-distance education model, which is used in several programs.  The second finding related to the campus’ application of ACCSC’s standards for the calculation of credit hours.  The third finding related to the campus’ application of certain aspects of its leave of absence policy. Under ACCSC procedures, we submitted our response to the Team Summary Report on August 29, 2017.  ACCSC has indicated that our response will be considered at the November 2017 meeting. If ACCSC determines our responses or remedial efforts are sufficient, it may close the findings and provide a five year renewal of accreditation for the Long Beach, California campus.  If ACCSC ultimately determines our responses or remedial efforts are insufficient, program accreditation and Title IV awards for students at our campuses could be negatively impacted.

On July 20, 2017, we also received the Team Summary Reports that summarize the findings from the renewal of accreditation evaluations for our Norwood, Massachusetts and Sacramento, California campuses. One of the programs at the Norwood campus did not meet the graduation benchmark set by ACCSC. We anticipate discontinuing this program and we submitted our response to the Team Summary Report on August 4, 2017. One of the programs at the Sacramento campus did not meet the employment benchmark set by ACCSC; this program has since met the benchmark. We submitted our response to ACCSC on August 29, 2017. We are continuing to implement initiatives designed to improve our graduation and employment rates.

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

Regulation of Federal Student Financial Aid Programs

Gainful Employment. In June 2017, ED announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the gainful employment regulations. ED has announced that the committee will convene in December 2017 and in early 2018 and issue proposed regulations for public comment during the first half of 2018, but ED has not established a final schedule for publication of proposed or final regulations. Any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019, but we cannot provide any assurances as to the timing or content of any such regulations.

On June 30, 2017, ED announced the extension of the compliance date for certain gainful employment disclosure requirements from July 1, 2017 to July 1, 2018. ED stated that institutions are still required to comply with other gainful employment disclosure requirements by July 1, 2017. On August 8, 2017, ED officials announced that ED did not have a timetable for the issuance of completer lists to schools, which is the first step toward generating the data for calculating new gainful employment rates. Consequently, we cannot predict when ED will begin the process of calculating and issuing new draft or final gainful employment rates in the future. We also cannot predict whether the announcement of the intent to initiate gainful employment rulemaking or the extension of certain gainful employment deadlines may result in ED delaying the issuance of new draft or final gainful employment rates in the future. While we have implemented a mitigation strategy for those programs identified as in the zone, because we cannot calculate the exact impact of such action on a program's debt to earnings rates, we may overestimate the required tuition reduction, which would have a negative impact on our tuition revenues. Conversely, we may underestimate the required tuition reduction and fail to improve the program's debt to earnings rates.

Borrower Defense to Repayment Regulations. In November 2016, ED published final regulations establishing new rules regarding, among other things, the ability of borrowers to obtain discharges of their obligations to repay certain Title IV loans and for ED to initiate a proceeding to collect from the institution the discharged and returned amounts and the extensive list of circumstances that may require institutions to provide letters of credit or other financial protection to ED. These regulations are discussed at “Business - Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations” included elsewhere in this Report on Form 10-K. In June 2017, ED announced a delay until further notice in the effective date of the majority of these regulations. ED also announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the regulations on borrower defenses to repayment of Federal student loans and other matters published on November 1, 2016. On October 24, 2017, ED published an interim final rule that delayed until July 1, 2018 the effective date of the majority of these regulations. On the same date, ED also published a notice of proposed rulemaking that proposed to further delay, until July 1, 2019, the effective date of the majority of the regulations to ensure that there is adequate time to conduct negotiated rulemaking and, as necessary, develop revised regulations. ED provided the public until November 24, 2017 to submit comments to its proposal. ED convened the first meeting of negotiated rulemaking in November 2017 and is scheduled to continue additional meetings into early 2018. ED intends to issue proposed regulations for public comment during the first half of

2018, but ED has not established a final schedule. Any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019, but we cannot provide any assurances as to the timing or content of any such regulations or whether and when ED might end the delay in the effective date of the previously published regulations.

Compliance with Regulatory Standards and Effect of Regulatory Violations. In April 2015, ED completed an ordinary course program review of our administration of the Title IV programs in which we participate for our Avondale, Arizona institution main campus and additional locations of that institution. The site visit covered the 2013-2014 and 2014-2015 award years. An initial program review report dated September 22, 2017 has been issued by ED. The report contains nine findings that are not material because they are limited to errors identified in individual student records and to requests to update and strengthen certain financial aid-related disclosures and procedures. None of the findings require us to perform any retroactive file reviews of all of our students for any issues for any time period. This matter is not yet final. We provided our response to ED within the stated deadline of 30 days from the date we received the report.  ED will review and take into consideration our response to the report before issuing its final program review determination letter. ED has not indicated how long it will take to review our response and issue the final program review determination letter.

90/10 Rule. A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years, and could impose other restrictions or conditions on the institution's Title IV eligibility. For the years ended September 30, 2017, 2016 and 2015 approximately 71%, 72% and 73% respectively, of our revenues, on a cash basis, were derived from funds distributed under Title IV Programs, as calculated under the 90/10 rule.

2018 Outlook

For the year ending September 30, 2018, we expect new student starts to grow in the low single-digits. New student start growth will be weighted toward the back half of the year. The average student population for the year ending September 30, 2018 is anticipated to be down in the mid single digits as a result of the lower beginning population and the timing of the anticipated start growth. We expect full-year revenue to range between $310 million and $320 million, as compared to $324 million in 2017.

We expect our operating expenses will range between $340 million and $345 million, resulting in an an operating loss of between $20 million and $25 million and negative EBITDA. The operating loss is a result of the lower total revenue expected in 2018 as compared to 2017, along with the financial impact of opening our Bloomfield, New Jersey campus that is expected to open in fall 2018, our planned investments in marketing and admissions to support start growth and the planned expansion of our welding program.

Capital expenditures are expected to be between $24 million and $25 million, including $11 million for our Bloomfield, New Jersey campus that is expected to open in fall 2018; approximately $4 million to expand our welding program to two additional campuses; $7 million for new and replacement equipment for our existing campuses; and approximately $2.5 million for real estate consolidation. We expect our efforts to rationalize our real estate footprint will provide net cost savings of $3 million to $4 million on an annualized basis starting in 2019.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2017	2016	2015
Revenues	100.0%	100.0%	100%
Operating expenses:
Educational services and facilities	55.8%	56.0%	53.6%
Selling, general and administrative	44.8%	49.4%	48.9%
Total operating expenses	100.6%	105.4%	102.5%
Income (loss) from operations	(0.6)%	(5.4)%	(2.5)%
Interest income (expense), net	(0.8)%	(0.9)%	(0.5)%
Other income	0.6%	0.1%	0.1%
Total other income (expense)	(0.2)%	(0.8)%	(0.4)%
Income (loss) before income taxes	(0.8)%	(6.2)%	(2.9)%
Income tax expense (benefit)	1.7%	7.5%	(0.4)%
Net income (loss)	(2.5)%	(13.7)%	(2.5)%
Preferred stock dividends	1.6%	0.4%	—%
Income (loss) available for distribution	(4.1)%	(14.1)%	(2.5)%

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Revenues. Our revenues for the year ended September 30, 2017 were $324.3 million, a decrease of $22.8 million, or 6.6%, as compared to revenues of $347.1 million for the year ended September 30, 2016. The 9.2% decrease in our average undergraduate full-time student enrollment resulted in a decrease in revenues of approximately $32.6 million. Additionally, there were two fewer earning days in 2017, which resulted in a decline of approximately $2.5 million in revenue. The decrease was partially offset by tuition rate increases of up to 3%, depending on the program. Our revenues for the years ended September 30, 2017 and 2016 excluded $16.3 million and $18.7 million, respectively, of tuition related to students participating in our proprietary loan program. We recognized $8.0 million and $7.2 million of revenues and interest under the proprietary loan program for the years ended September 30, 2017 and 2016, respectively. Revenues for our Long Beach, California campus, which opened in August 2015, were $18.3 million for the year ended September 30, 2017 as compared to $12.2 million for the year ended September 30, 2016. Additionally, industry training revenue increased by $2.4 million compared to the prior year primarily due to increased dealer training.
Educational services and facilities expenses. Our educational services and facilities expenses for the year ended September 30, 2017 were $181.0 million, representing a decrease of $13.4 million, or 6.9%, as compared to $194.4 million for the year ended September 30, 2016.

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2017	2016
	(In thousands)
Salaries expense	$80,575	$88,240
Employee benefits and tax	17,016	17,763
Bonus expense	1,169	1,145
Stock-based compensation	166	280
Compensation and related costs	98,926	107,428
Occupancy costs	35,693	36,292
Depreciation and amortization expense	15,478	16,548
Other educational services and facilities expense	13,349	14,097
Supplies and maintenance	7,687	8,924
Tools and training aids expense	6,442	6,606
Contract services expense	3,452	4,500
	$181,027	$194,395
Compensation and related costs decreased $8.5 million for the year ended September 30, 2017, as compared to the prior year:
•Salaries expense decreased $7.6 million, largely attributable to a decrease in the number of employees related to the reductions in workforce undertaken in September and November 2016, which primarily impacted non-instructor positions and related salaries expense. Partially offsetting this decrease was an increase of $0.8 million in salaries expense for our Long Beach, California campus, which opened in August 2015.
•Employee benefits and tax decreased $0.8 million due to the reduction in employee headcount and other changes to employee benefits. The decrease was partially offset by an increase in self-insurance medical claims.

Depreciation and amortization expense decreased $1.0 million during the year ended September 30, 2017 as a higher percentage of our fixed assets are fully depreciated.

Supplies and maintenance expense decreased $1.2 million during the year ended September 30, 2017 primarily as a result of cost savings efforts across our campus locations. The decrease was attributable to a higher level of spending in the prior year related to classroom renovations at certain campus locations and purchases related to the opening of our Long Beach, California campus, as well as increased focus on cost control initiatives during the current year.

Contract services expense decreased $1.0 million during the year ended September 30, 2017 primarily as a result of a decreased need for interpreter services.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended September 30, 2017 were $145.1 million, representing a decrease of $26.3 million, or 15.4%, as compared to $171.4 million for the year ended September 30, 2016.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2017	2016
	(In thousands)
Salaries expense	$57,613	$71,153
Employee benefits and tax	13,170	15,817
Bonus expense	3,061	4,793
Stock-based compensation	2,829	4,624
Compensation and related costs	76,673	96,387
Advertising expense	38,561	41,191
Other selling, general and administrative expenses	21,818	24,684
Contract services expense	4,490	5,416
Depreciation and amortization expense	2,691	2,543
Bad debt expense	827	1,153
	$145,060	$171,374
Compensation and related costs decreased $19.7 million for the year ended September 30, 2017, as compared to the prior year:
•Salaries expense decreased approximately $13.6 million, primarily due to savings realized following the September 2016 reduction in workforce and the restructuring of our campus admissions organization in June 2016. Additionally, severance expense decreased $3.6 million as compared to the prior year.
•Employee benefits and tax decreased $2.6 million due to the reduction in employee headcount and other changes to employee benefits. The decrease was partially offset by an increase in self-insurance medical claims.
•Bonus expense decreased $1.7 million, primarily due to minimal attainment on our largest bonus plan. This decrease was partially offset by the implementation in late 2016 of a graduate-based incentive compensation program for our admissions representatives.
•Stock-based compensation decreased $1.8 million, primarily due to a lower level of grants during 2016 and 2017.
We anticipate our compensation and related costs will increase by approximately 8% for the year ending September 30, 2018; the increase is primarily attributable to the substantial completion of the conversion of our admissions representatives to a graduate-based incentive compensation program as well as the expansion of our executive team in November 2017.
Advertising expense decreased $2.6 million for the year ended September 30, 2017, as compared to the prior year. We have reduced or eliminated spending on certain channels in our media mix, reviewed our lead generation sources and eliminated lower-quality inquiries. Additionally, we invested approximately $1.5 million in additional success-based marketing initiatives. Advertising expense as a percentage of revenues for the year ended September 30, 2017 was approximately 11.9%. We anticipate our advertising expense will be in the range of 12.5%—13.5% of revenue for the year ending September 30, 2018.

Contract services expense decreased $0.9 million for the year ended September 30, 2017, due to a combination of decreased outplacement fees for terminated employees and the elimination of certain contracts with external vendors.

    Other expense. Our other expense for the year ended September 30, 2017 was $0.9 million, a decrease of $2.0 million as compared to $2.9 million for the year ended September 30, 2016. The year ended September 30, 2016 included an impairment charge of $0.8 million related to our investment in Pro-MECH. Additionally, the decrease is partially attributable to increased interest income and amortization of discounts on held to maturity securities as a result of higher investment balances during the year ended September 30, 2017.
Income taxes. Our income tax expense for the year ended September 30, 2017 was $5.4 million, or 197.6% of pre-tax loss, compared to $26.2 million, or 121.6% of pre-tax loss, for the year ended September 30, 2016. The decrease in income tax expense was due primarily to the establishment of a valuation allowance on our deferred tax assets during the year ended September 30, 2016. We will maintain a valuation allowance on our deferred tax assets until sufficient positive evidence exists to support its reversal. The effective income tax rate in each period also differed from the federal statutory tax rate of 35% as a result of state income taxes, net of related federal income tax benefits. See Note 12 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.
As discussed in Note 12, certain deductions and losses are subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.  The limitation may also cause the deductions and losses to expire unused.

Net income (loss). As a result of the foregoing, we reported net loss for the year ended September 30, 2017 of $8.1 million, as compared to $47.7 million for the year ended September 30, 2016.

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. Pursuant to this sale, we paid preferred stock cash dividends totaling $5.3 million during the year ended September 30, 2017 as compared to $1.4 million during the year ended September 30, 2016. See Note 14 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion of the preferred stock transaction.

Income (loss) available for distribution. Income (loss) available for distribution refers to net income or loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution for the year ended September 30, 2017 of $13.4 million, as compared to $49.1 million for the year ended September 30, 2016.

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
Compensation and related costs increased $4.2 million for the year ended September 30, 2016 as compared to the prior year:
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
Compensation and related costs increased $8.6 million for the year ended September 30, 2016 as compared to the prior year:
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

Other expense. Our other expense for the year ended September 30, 2016 was $2.9 million, an increase of $1.4 million as compared to $1.5 million for the year ended September 30, 2015. The increase is primarily attributable to an increase in interest expense due to amortization of the financing obligations related to our Lisle, Illinois and Long Beach, California campuses. Additionally, other expense included an impairment charge of $0.8 million related to our investment in Pro-MECH for the year ended September 30, 2016.
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
During the six months ended March 31, 2016, the write-off of the deferred tax asset related to stock-based compensation resulted in income tax expense of less than $0.1 million. As of March 31, 2016, we recorded a full valuation allowance on our deferred tax assets. As a result, any write-offs of deferred tax assets related to stock-based compensation will have no impact on income tax expense until such time that sufficient positive evidence exists to support the reversal of the deferred tax asset valuation allowance. Subsequent to March 31, 2016, we wrote off $1.8 million related to stock-based compensation.
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

Non-GAAP financial measures

Our adjusted earnings before interest, tax, depreciation and amortization (adjusted EBITDA) for the years ended September 30, 2017, 2016 and 2015 were $17.9 million, $0.8 million and $24.1 million, respectively.

Adjusted EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. Management also utilizes adjusted EBITDA as a performance measure internally. To obtain a complete understanding of our performance, this measure should be examined in connection with net income determined in accordance with GAAP. Since the items excluded from this measure should be examined in connection with net income in determining financial performance under GAAP, this measure should not be considered an alternative to net income as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

Adjusted EBITDA reconciles to net loss as follows:

	Year Ended September 30,
	2017	2016	2015

Net loss	$(8,128)	$(47,696)	$(9,149)
Interest expense, net	2,481	3,196	2,125
Income tax expense (benefit)	5,397	26,170	(1,532)
Depreciation and amortization (1)	18,169	19,091	20,323
Goodwill impairment expense	—	—	12,357
Adjusted EBITDA	$17,919	$761	$24,124

(1) Includes depreciation of training equipment obtained in exchange for services of $1.3 million, $1.3 million and $1.2 million for the years ended September 30, 2017, 2016 and 2015, respectively.

Student retention/completion rate

Our consolidated student retention/completion rate is based on new students that began one of our programs during a fiscal year and completed or are still attending as of September 30 of the following fiscal year. The following table sets forth our consolidated student retention/completion rate during each of the periods indicated:

	Year Ended September 30,
	2017	2016	2015

Consolidated student retention/completion	67%	66%	65%

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

We believe that the strategic use of our cash resources includes subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. We have selected a location for a new Bloomfield, New Jersey campus on a scale similar to our Long Beach, California and Dallas/Ft. Worth, Texas campuses, which we expect to open in fall 2018.

On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock. On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering are intended to be used to fund strategic long-term growth initiatives, including the expansion to new markets of campuses on a scale similar to our Long Beach, California and Dallas/Ft. Worth, Texas campuses and the creation of new programs in existing markets with under-utilized campus facilities. We may use the proceeds to fund strategic acquisitions that complement our core business. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents and investments on hand or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity. We paid preferred stock cash dividends of $5.3 million during the year ended September 30, 2017.

To the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $97.9 million and $120.7 million as of September 30, 2017 and 2016, respectively.

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

Operating Activities

Our net cash used in operating activities was $10.0 million for the year ended September 30, 2017. Our net cash provided by operating activities were $7.4 million, and $8.2 million for the years ended September 30, 2016 and 2015, respectively. The cash used in operating activities in 2017 was primarily attributable to net loss of $8.1 million and a cash outflow of $20.8 million related to the change in our operating assets and liabilities, partially offset by adjustments of $19.0 million for non-cash and other items.

Changes in operating assets and liabilities
For the year ended September 30, 2017, the changes in our operating assets and liabilities resulted in cash outflows of $20.8 million. The outflows were primarily attributable to changes in restricted cash, accounts payable and accrued expenses, deferred revenue, receivables, and deferred rent. The outflow was partially offset by a change in income tax from a receivable position to a payable position.
The outflow in restricted cash of $11.1 million was primarily related to the collateralization of surety bonds. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $4.8 million due to decreases in accrued bonus due to minimal attainment on largest bonus plan compared to prior year, accrued severance from the November 2016 reduction in workforce and accrued expenses primarily due to the timing of when we purchase loans from tuition loan program. The decrease was partially offset by an increase in accrued advertising costs for marketing initiatives. The decrease in deferred revenue resulted in a cash outflow of $3.1 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at September 30, 2017 compared to September 30, 2016. The increase in receivables resulted in a cash outflow of $3.0 million, and was primarily attributable to the timing of cash receipts on behalf of our students, and a decrease in our allowance for doubtful accounts. The decrease in deferred rent liability resulted in a cash outflow of $2.1 million and was primarily due to amortization of the deferred rent balance associated with our home office lease. Partially offsetting the cash outflows was a change in income tax from a receivable position to a payable position, which resulted in a cash inflow of $2.7 million and was primarily due to the loss carrybacks that occurred in the prior year and the timing of tax payments and refunds.
For the year ended September 30, 2016, the changes in our operating assets and liabilities resulted in cash inflows of $3.6 million. The inflows were primarily attributable to changes in receivables and accounts payable and accrued expenses. The decrease in receivables resulted in a cash inflow of $8.2 million, and was primarily attributable to the timing of cash receipts on behalf of our students, and a decrease in our allowance for doubtful accounts. The increase in accounts payable and accrued expenses resulted in a cash inflow of $1.9 million and was primarily due to the timing of invoices. Partially offsetting the increases was a change in income tax from a payable position to a receivable position, which resulted in a cash outflow of $3.4 million and was primarily due to loss carrybacks and the timing of tax payments and receipts.
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

Investing Activities
For the year ended September 30, 2017, cash used in investing activities was $52.2 million. We had cash outflows for the purchase of trading securities and held to maturity investments of $42.7 million and $9.7 million, respectively. We had cash outflows of $8.2 million related to the purchases of new and replacement training equipment for our ongoing operations.We had cash inflows of $3.6 million and $2.7 million from proceeds received upon the maturity of our investments and proceeds received from sales of trading securities, respectively.
For the year ending September 30, 2018, we anticipate investing in capital expenditures in the range of $24 million to $25 million. Of this total, approximately $11 million is attributable to the property and equipment required to begin teaching classes at our Bloomfield, New Jersey campus, with an additional $4 million related to the expansion of programs at existing campuses.
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

Financing Activities
For the year ended September 30, 2017, cash used in financing activities was $6.8 million and related primarily to the payment of preferred stock dividends of $2.6 million on September 25, 2017 and on March 28, 2017, respectively.
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
Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2017, we did not repurchase any shares. As of September 30, 2017, we have repurchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Purchase Agreement, stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

Contractual Obligations

The following table sets forth, as of September 30, 2017, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Operating leases, net of sublease income (1)	$127,659	$27,351	$49,398	$38,565	$12,345
Purchase obligations (2)	31,378	19,495	4,406	3,456	4,021
Other long-term obligations (3)	78,965	5,203	10,182	10,288	53,292
Total contractual commitments	$238,002	$52,049	$63,986	$52,309	$69,658

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)
Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Additionally, purchase orders outstanding as of September 30, 2017, employment contracts and minimum payments under licensing and royalty agreements are included.

(3)
Includes lease payments for our Lisle, Illinois and Long Beach, California campuses which are accounted for as financing obligations. See Note 9 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.

Off-Balance Sheet Arrangements

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2017, the total face amount of these surety bonds was approximately $21.4 million. During the year ended September 30, 2017, we renegotiated the bonds required to operate and collateralized approximately $11.5 million in bonds, which are reflected in restricted cash on our consolidated balance sheets.

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

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Certain

Relationships and Related Transactions”.

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

	Revenues
	Year Ended September 30,
	2017		2016		2015
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
	($'s in thousands)
December 31	$84,179	26.0%	$89,773	25.9%	$95,680	26.3%
March 31	82,497	25.4%	88,192	25.4%	91,235	25.2%
June 30	76,258	23.5%	82,266	23.7%	85,106	23.5%
September 30	81,329	25.1%	86,915	25.0%	90,653	25.0%
	$324,263	100%	$347,146	100%	$362,674	100%

	Income (Loss) from Operations
	Year Ended September 30,
	2017		2016		2015
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
	($'s in thousands)
December 31	$1,387	(76.0)%	$(2,193)	11.8%	$5,600	(60.7)%
March 31	687	(37.7)%	(5,770)	31.0%	2,402	(26.0)%
June 30	(2,784)	152.6%	(5,450)	29.2%	(3,996)	43.3%
September 30	(1,114)	61.1%	(5,210)	28.0%	(13,229)	143.4%
	$(1,824)	100%	$(18,623)	100%	$(9,223)	100%

The decline in revenues for each of the three month periods ended March 31, June 30, and September 30, 2017; March 31, June 30, September 30 and December 31, 2016; and December 31, 2015, as compared to the same periods in the prior year, was primarily due to a decrease in our student population in 2017 and 2016, respectively. The decrease in our student population also contributed to a decline in income (loss) from operations for the three month periods ended December 31, 2015 and March 31 and June 30, 2016, as compared to the same periods in the prior year.

For the three month periods ended March 31, June 30, and September 30, 2017, and September 30 and December 31, 2016, income (loss) from operations improved as compared to the same periods in the prior year. The increases for the three month periods ended December 31, 2016, March 31, June 30, and September 30, 2017 were primarily attributable to cost control efforts as a result of our Financial Improvement Plan. The increase for the three months ended September 30, 2016 was primarily attributable to the goodwill impairment recorded during the prior year comparable period.

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

Revenue recognition. Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program for which payment has not been received. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 98% of our revenues for each of the years ended September 30, 2017, 2016 and 2015 consisted of tuition. Our undergraduate programs are typically designed to be completed in 36 to 102 weeks, and our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues. Sales of textbooks and program supplies and other revenue are each recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received, as compared to tuition and fees earned, and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

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

Our goodwill resulted primarily from the acquisition of our motorcycle and marine education business in 1998. We recorded an impairment charge of $12.4 million related to the goodwill allocated to our MMI Phoenix, Arizona campus during the year ended September 30, 2015. The remaining $8.2 million of goodwill from this acquisition is allocated to our MMI Orlando, Florida campus that provides the related educational programs. Additionally, we recorded $0.8 million of goodwill related to the acquisition of BrokenMyth Studios, LLC in February 2016. Our total recorded goodwill was $9.0 million as of September 30, 2017. We perform our annual goodwill impairment assessment during the fourth quarter of each fiscal year. In performing our impairment tests, we first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible, as applicable, is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests to compare the estimated fair value of the reporting unit to the carrying value of its net assets.

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

2017 Impairment Testing

We completed our 2017 annual goodwill impairment tests and determined that there was no impairment related to our MMI Orlando, Florida campus. We performed a quantitative goodwill impairment test using the fair value method described above. For the goodwill associated with our newly-acquired BMS reporting unit, we performed a qualitative goodwill impairment analysis and determined it was more likely than not that the fair value of this reporting unit exceeded its carrying value.  Our analysis included consideration of macro-economic and company-specific factors as well as the synergies we are beginning to realize as we integrate this reporting unit into our business.  Actual experience may differ from the amounts included in our assessment, which could result in additional impairment of our goodwill in the future.

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

As a result of our assessment, income tax expense within our statements of loss was impacted by increases of $6.2 million and $34.2 million in the valuation allowance during the years ended September 30, 2017 and 2016, respectively. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. We invest our cash and cash equivalents in mutual funds that invest in U.S. treasury notes, U.S. treasury bills and repurchase agreements collateralized by U.S. treasury notes, U.S. treasury bills and pre-funded municipal bonds collateralized by escrowed-to-maturity U.S. treasury notes. As of September 30, 2017, we held $50.1 million in cash and cash equivalents and $47.8 million in investments. For the year ended September 30, 2017, we earned interest income of $0.9 million. We do not believe that reasonably possible changes in interest rates will have a material effect on our financial position, results of operations or cash flows.

As of September 30, 2017, we did not have short-term or long-term borrowings.

Effect of Inflation

To date, inflation has not had a significant effect on our operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-50 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2017 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, we have made changes to our internal controls as part of our efforts to adopt the new revenue recognition standard. Those efforts resulted in changes to our accounting processes and procedures. In particular, we enhanced controls related to:

•	Monitoring the adoption process.

•	Enhanced the risk assessment process to take into account risks associated with the new revenue standard.

•	Gathering the information and evaluating the analyses used in the development of the required disclosures.

We evaluated the design of these enhanced controls during the quarter ended September 30, 2017.   As we continue the implementation process, we expect that there will be additional changes in internal controls over financial reporting.  However, there were no other material changes in internal controls over financial reporting during the quarter ended September 30, 2017.

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting are included on pages F-2 and F-3, respectively, of this Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures
Our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Management’s Certifications

The Company has filed as exhibits to its Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC, the certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.
The Company has submitted to the NYSE the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth in our proxy statement for the 2018 Annual Meeting of Stockholders under the headings “Election of Directors”; “Corporate Governance and Related Matters”; “Code of Conduct”; “Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION
The information set forth in our proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Executive Compensation”, “Compensation Committee Interlocks” and “Compensation Committee Report” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in our proxy statement for the 2018 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth in our proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth in our proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

4.5
Amendment to Rights Agreement, dated as of February 21, 2017, by and between the Registrant and Computershare Inc., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on February 21, 2017.)

Exhibit Number	Description
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
10.3*
Universal Technical Institute, Inc. 2003 Incentive Compensation Plan (as amended March 1, 2017). (Formerly known as the 2003 Stock Incentive Plan). (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 3, 2017.)

10.4.1*	Form of Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 11, 2013.)
10.4.2*	Form of Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 10, 2014.)
10.4.3*	Form of Performance Unit Award Agreement. (Filed herewith.)
10.4.4*	Form of Performance Unit Award Agreement. (Filed herewith.)
10.4.5*	Form of Performance Cash Award Agreement. (Filed herewith.)
10.4.6*	Form of Performance Cash Award Agreement. (Filed herewith.)
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
101
The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Loss; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 1, 2017

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Kimberly J. McWaters
Kimberly J. McWaters
President and Chief Executive Officer

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

SIGNATURE	TITLE	DATE
/s/ Kimberly J. McWaters Kimberly J. McWaters	President and Chief Executive Officer (Principal Executive Officer)	December 1, 2017

/s/ Bryce H. Peterson Bryce H. Peterson	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 1, 2017

/s/ Robert T. DeVincenzi Robert T. DeVincenzi	Chairman of the Board	December 1, 2017

/s/ David A. Blaszkiewicz David A. Blaszkiewicz	Director	December 1, 2017

/s/ Conrad A. Conrad Conrad A. Conrad	Director	December 1, 2017

/s/ William J. Lennox, Jr. William J. Lennox, Jr.	Director	December 1, 2017

/s/ Dr. Roderick Paige Dr. Roderick Paige	Director	December 1, 2017

/s/ Roger S. Penske Roger S. Penske	Director	December 1, 2017

/s/ Christopher S. Shackelton Christopher S. Shackelton	Director	December 1, 2017

/s/ Linda J. Srere Linda J. Srere	Director	December 1, 2017

/s/ Kenneth R. Trammell Kenneth R. Trammell	Director	December 1, 2017

/s/ John C. White John C. White	Director	December 1, 2017

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2017. There were changes in our internal control over financial reporting during the quarter ended September 30, 2017 as part of our efforts to adopt the new revenue recognition standard. Those efforts resulted in changes to our accounting processes and procedures. In particular, we enhanced controls related to:

•	Monitoring the adoption process.

•	Enhanced the risk assessment process to take into account risks associated with the new revenue standard.

•	Gathering the information and evaluating the analyses used in the development of the required disclosures.
We evaluated the design of these enhanced controls during the quarter ended September 30, 2017.  As we continue the implementation process, we expect that there will be additional changes in internal controls over financial reporting. However, there were no other material changes in internal controls over financial reporting during the quarter ended September 30, 2017.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Technical Institute, Inc.
Scottsdale, Arizona
We have audited the internal control over financial reporting of Universal Technical Institute, Inc. and subsidiaries (the "Company") as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2017 of the Company and our report dated December 1, 2017 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
December 1, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Technical Institute, Inc.
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheets of Universal Technical Institute, Inc. and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of loss, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
December 1, 2017

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	September 30, 2016
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$50,138	$119,045
Restricted cash	14,822	5,956
Trading securities	40,020	—
Held-to-maturity investments, current portion	7,759	1,691
Receivables, net	15,197	15,253
Prepaid expenses and other current assets	18,890	20,004
Total current assets	146,826	161,949
Property and equipment, net	106,664	114,033
Goodwill	9,005	9,005
Other assets	11,607	12,172
Total assets	$274,102	$297,159
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,481	$42,545
Deferred revenue	41,338	44,491
Accrued tool sets	2,764	2,938
Financing obligation, current	1,106	913
Income tax payable	490	—
Other current liabilities	3,210	3,673
Total current liabilities	86,389	94,560
Deferred tax liabilities, net	3,141	3,141
Deferred rent liability	6,887	8,987
Financing obligation	42,035	43,141
Other liabilities	9,874	10,716
Total liabilities	148,326	160,545
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,872,433 shares issued and 25,007,536 shares outstanding as of September 30, 2017 and 31,489,331 shares issued and 24,624,434 shares outstanding as of September 30, 2016	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of September 30, 2017 and September 30, 2016, liquidation preference of $100 per share	—	—
Paid-in capital - common	185,140	182,615
Paid-in capital - preferred	68,853	68,820
Treasury stock, at cost, 6,864,897 shares as of September 30, 2017 and September 30, 2016	(97,388)	(97,388)
Retained deficit	(30,832)	(17,454)
Accumulated other comprehensive income	—	18
Total shareholders’ equity	125,776	136,614
Total liabilities and shareholders’ equity	$274,102	$297,159
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS

	Year Ended September 30,
	2017	2016	2015
	(In thousands, except per share amounts)
Revenues	$324,263	$347,146	$362,674
Operating expenses:
Educational services and facilities	181,027	194,395	194,416
Selling, general and administrative	145,060	171,374	165,124
Goodwill impairment	—	—	12,357
Total operating expenses	326,087	365,769	371,897
Loss from operations	(1,824)	(18,623)	(9,223)
Other (expense) income:
Interest income	900	243	215
Interest expense	(3,381)	(3,439)	(2,340)
Equity in earnings of unconsolidated affiliate	484	342	527
Other income (expense)	1,090	(49)	140
Total other expense, net	(907)	(2,903)	(1,458)
Loss before income taxes	(2,731)	(21,526)	(10,681)
Income tax expense (benefit)	5,397	26,170	(1,532)
Net loss	$(8,128)	$(47,696)	$(9,149)
Preferred stock dividends	5,250	1,424	—
Loss available for distribution	$(13,378)	$(49,120)	$(9,149)

Loss per share:
Net loss per share - basic	$(0.54)	$(2.02)	$(0.38)
Net loss per share - diluted	$(0.54)	$(2.02)	$(0.38)
Weighted average number of shares outstanding:
Basic	24,712	24,313	24,391
Diluted	24,712	24,313	24,391
Cash dividends declared per common share	$—	$0.04	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Net loss	$(8,128)	$(47,696)	$(9,149)
Other comprehensive loss (net of tax):
Equity interest in investee's unrealized gains (losses) on hedging derivatives, net of taxes(1)	(18)	(2)	20
Comprehensive loss	$(8,146)	$(47,698)	$(9,129)
(1)The tax effect during the years ended September 30, 2017, 2016, and 2015 was not significant.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2014	30,838	$3	—	$—	$174,376	$—	6,013	$(90,769)	$49,582	$—	$133,192
Net loss	—	—	—	—	—	—	—	—	(9,149)	—	(9,149)
Issuance of common stock under employee plans	383	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(123)	—	—	—	(519)	—	—	—	—	—	(519)
Stock-based compensation	—	—	—	—	4,345	—	—	—	—	—	4,345
Shares repurchased	—	—	—	—	—	—	852	(6,619)	—	—	(6,619)
Common stock cash dividends declared	—	—	—	—	—	—	—	—	(7,795)	—	(7,795)
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	—	20	20
Balance as of September 30, 2015	31,098	$3	—	$—	$178,202	$—	6,865	$(97,388)	$32,638	$20	$113,475
Net loss	—	—	—	—	—	—	—	—	(47,696)	—	(47,696)
Issuance of Series A Convertible Preferred Stock	—	—	700	—	—	68,820	—	—	—	—	68,820
Issuance of common stock under employee plans	565	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(174)	—	—	—	(394)	—	—	—	—	—	(394)
Stock-based compensation	—	—	—	—	4,807	—	—	—	—	—	4,807
Common stock cash dividends declared	—	—	—	—	—	—	—	—	(972)	—	(972)
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(1,424)	—	(1,424)
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of September 30, 2016	31,489	$3	700	$—	$182,615	$68,820	6,865	$(97,388)	$(17,454)	$18	$136,614
Net loss	—	—	—	—	—	—	—	—	(8,128)	—	(8,128)
Issuance of Series A Convertible Preferred Stock	—	—	—	—	—	33	—	—	—	—	33
Issuance of common stock under employee plans	559	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(176)	—	—	—	(595)	—	—	—	—	—	(595)
Stock-based compensation	—	—	—	—	3,120	—	—	—	—	—	3,120
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,250)	—	(5,250)
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	—	(18)	(18)
Balance as of September 30, 2017	31,872	$3	700	$—	$185,140	$68,853	6,865	$(97,388)	$(30,832)	$—	$125,776
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,128)	$(47,696)	$(9,149)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,204	15,067	17,294
Amortization of assets subject to financing obligation	2,682	2,682	1,861
Amortization of discount on investments	57	405	1,627
Unrealized gains on trading securities	(89)	—	—
Goodwill impairment	—	—	12,357
Impairment of investment in unconsolidated affiliate	—	815	—
Bad debt expense	827	1,153	1,589
Stock-based compensation	2,945	4,904	4,265
Deferred income taxes	—	27,928	(5,394)
Equity in earnings of unconsolidated affiliates	(484)	(342)	(527)
Training equipment credits earned, net	(1,198)	(1,176)	(899)
Other losses, net	17	24	24
Changes in assets and liabilities:
Restricted cash	(11,126)	165	60
Receivables	(2,976)	8,202	(11,443)
Prepaid expenses and other current assets	692	(2,009)	(1,065)
Other assets	84	(127)	(677)
Accounts payable and accrued expenses	(4,759)	1,855	2,705
Deferred revenue	(3,153)	(202)	(1,672)
Income tax payable/receivable	2,697	(3,394)	(3,149)
Accrued tool sets and other current liabilities	556	489	1,678
Deferred rent liability	(2,100)	(1,835)	(753)
Other liabilities	(726)	476	(490)
Net cash provided by (used in) operating activities	(9,978)	7,384	8,242
Cash flows from investing activities:
Purchase of property and equipment	(8,190)	(7,495)	(29,030)
Proceeds from disposal of property and equipment	2	22	3
Purchase of held-to-maturity investments	(9,672)	—	(26,061)
Proceeds received upon maturity of investments	3,565	27,709	51,792
Purchase of trading securities	(42,696)	—	—
Proceeds from sales of trading securities	2,747	—	—
Acquisitions	—	(1,500)	—
Investment in joint venture	—	(1,000)	—
Capitalized costs for intangible assets	(575)	(575)	(453)
Return of capital contribution from unconsolidated affiliate	390	475	464
Restricted cash: other	2,258	(289)	607
Net cash provided by (used in) investing activities	(52,171)	17,347	(2,678)
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs paid	—	68,886	—
Payment of preferred stock dividend	(5,250)	(1,424)	—
Payment of common stock dividends	—	(1,457)	(7,310)
Repayment of financing obligation	(913)	(736)	(663)
Payment of payroll taxes on stock-based compensation through shares withheld	(595)	(393)	(519)
Purchase of treasury stock	—	—	(6,619)
Net cash provided by (used in) financing activities	(6,758)	64,876	(15,111)
Net increase (decrease) in cash and cash equivalents	(68,907)	89,607	(9,547)
Cash and cash equivalents, beginning of period	119,045	29,438	38,985
Cash and cash equivalents, end of period	$50,138	$119,045	$29,438

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$2,700	$1,636	$7,010
Interest paid	$3,382	$3,439	$2,340
Training equipment obtained in exchange for services	$1,897	$2,738	$969
Depreciation of training equipment obtained in exchange for services	$1,283	$1,342	$1,168
Change in accrued capital expenditures during the period	$(187)	$1,792	$435
Construction period financing obligation - building	$—	$—	$(4,825)
Construction liability recognized as financing obligation	$—	$—	$12,316
Stock based compensation classified as liability instruments	$—	$175	$—
Vesting of stock based compensation liability	$175	$78	$80
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

1.    Business Description
Universal Technical Institute, Inc. (“UTI” or, collectively, “we”, "us" and “our”) provides postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians. We offer certificate, diploma or undergraduate degree programs at 12 campuses and advanced training programs that are sponsored by the manufacturer or dealer at certain campuses and dedicated training centers. We recently began offering undergraduate diploma programs for welding and computer numerical control (CNC) machining. We work closely with leading original equipment manufacturers in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (HEA), as well as various veterans benefits programs. For further discussion, see "Concentration of Risk" under Note 2 and Note 18 “Governmental Regulation and Financial Aid”.
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
Revenue Recognition
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor, refunds for students who withdraw from our programs prior to specified dates and the portion of tuition students have funded through our proprietary loan program for which payment has not been received. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 98% of our revenues for each of the years ended September 30, 2017, 2016 and 2015 consisted of tuition. The majority of our undergraduate programs are designed to be completed in 36 to 102 weeks, our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as sales occur or services are performed. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

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

In substance, we provide the students who participate in this program with extended payment terms for a portion of their tuition and as a result, we account for the underlying transactions in accordance with our tuition revenue recognition policy. However, due to the nature of the program coupled with the extended payment terms required under the student loan agreements, collectability is not reasonably assured. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest income required under the loan when such amounts are collected. All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $1.3 million, $1.5 million and $1.4 million for the years ended September 30, 2017, 2016, and 2015, respectively. Since loan collectability is not reasonably assured, the loans and related deferred tuition revenue are not recognized in our consolidated balance sheets.
The following table summarizes the impact of the proprietary loan program on our tuition revenue and interest income during each period in our consolidated statements of loss as well as on a cumulative basis at the end of the current period. Tuition revenue and interest income excluded represents amounts which would have been recognized during the period had collectability of the related amounts been assured. Amounts collected and recognized represent actual cash receipts during the period.

	Year Ended September 30,			Inception to date
	2017	2016	2015
Tuition and interest income excluded	$19,764	$22,622	$24,192	$162,478
Amounts collected and recognized	(8,005)	(7,166)	(5,440)	(29,091)
Net amount excluded during the period	$11,759	$15,456	$18,752	$133,387
As of September 30, 2017, we had committed to provide loans to our students for approximately $153.6 million since inception.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes the activity related to the balances outstanding under our proprietary loan program, including loans outstanding, interest and origination fees, which are not recognized in our consolidated balance sheets. Amounts written off represent amounts which have been turned over to third party collectors; such amounts are not included within bad debt expense in our consolidated statements of loss.

	Year Ended September 30,
	2017	2016
Balance at beginning of period	$75,511	$74,664
Loans extended	13,391	19,341
Interest accrued	3,451	3,888
Amounts collected and recognized	(8,005)	(7,166)
Amounts written off	(18,337)	(15,216)
Balance at end of period	$66,011	$75,511
Restricted Cash
Restricted cash includes the funds transferred in advance of loan purchases under our proprietary loan program, funds held for students from Title IV financial aid program funds that result in credit balances on a student’s account and funds held as collateral for certain of the surety bonds that our insurers issue on behalf of our campuses and admissions representatives with multiple states, which are required to maintain authorization to conduct our business. Changes in restricted cash that represent funds held for students or that result from changes in the collateralization required for surety bonds as described above are included in cash flows from operating activities on our consolidated statements of cash flows because these restricted funds are related to the core activity of our operations. All other changes in restricted cash are included in cash flows from investing activities on our consolidated statements of cash flows.
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
Investments
Prior to April 2017, we invested solely in pre-funded municipal bonds which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties and other governmental entities, which earn interest that is exempt from federal income taxes. Additionally, we invest in certificates of deposit issued by financial institutions and corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intention to hold our investments until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost. Investments with an original maturity date of 90 days or less at the time of purchase are classified as cash

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

equivalents and investments with a maturity date greater than one year at the end of the period are classified as non-current.
We review our held-to-maturity investments for impairment quarterly to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the value of our held-to-maturity investments are recorded as expense in the period in which the determination is made. We determined that no other-than-temporary declines occurred in our held-to-maturity investments during the years ended September 30, 2017 and 2016.
During the third quarter of 2017, we began investing in various bond funds. These investments are held principally for resale in the near term and are classified as trading securities. Trading securities are recorded at fair value based on the closing market price of the security. Realized and unrealized gains and losses for trading securities are recognized in earnings and included in other income, net in the consolidated statements of loss.
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
We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using probability weighting techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and charge the impairment as an operating expense in the period in which the determination is made. There were no impairment charges required for the years ended September 30, 2017, 2016, and 2015.
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

Our goodwill resulted primarily from the acquisition of our motorcycle and marine education business in 1998. We recorded an impairment charge of $12.4 million related to the goodwill allocated to our MMI Phoenix, Arizona campus during the year ended September 30, 2015. The remaining $8.2 million of goodwill from this acquisition is allocated to our MMI Orlando, Florida campus that provides the related educational programs. Additionally, we recorded $0.8 million of goodwill related to the acquisition of BrokenMyth Studios, LLC in February 2016. Our total recorded goodwill was $9.0 million as of September 30, 2017. We assess our goodwill for impairment during the fourth quarter of each fiscal year.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

During the year ended September 30, 2017, we utilized a discounted cash flow model that incorporated estimated future cash flows for the next five years and an associated terminal value to determine the fair value of our MMI Orlando, Florida campus. Key management assumptions included in the cash flow model included future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. Based upon our annual assessments, we determined that our goodwill was not impaired as of September 30, 2017 and that impairment charges were not required. For the goodwill associated with our BMS reporting unit, we performed a qualitative goodwill impairment analysis and determined it was more likely than not that the fair value of this reporting unit exceeded its carrying value.  Our analysis included consideration of macro-economic and company-specific factors as well as the synergies we are beginning to realize as we integrate this reporting unit into our business. Actual experience will differ from the amounts included in our assessment, which could result in impairment of our goodwill in the future.
Self-Insurance Plans
We are self-insured for claims related to employee health and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our claim liabilities are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided. Our recorded net liability related to self-insurance plans was $3.5 million as of September 30, 2017.
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
Advertising Costs
Costs related to advertising are expensed as incurred and totaled approximately $38.6 million, $41.2 million and $44.7 million for the years ended September 30, 2017, 2016, and 2015, respectively.
Stock-Based Compensation
Historically, we have issued restricted stock awards and restricted stock units with vesting subject to service conditions and stock options. We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for restricted stock awards and restricted stock units with only service conditions on a straight-line basis over the requisite service period. We did not grant stock options during the years ended September 30, 2017, 2016, and 2015. Shares issued under our equity compensation plans are new shares.
Compensation expense associated with restricted stock awards, restricted stock units and performance units is measured based on the grant date fair value of our common stock, discounted for non-participation in anticipated dividends during the vesting period. The requisite service period for restricted stock awards, restricted stock units and performance units is generally the vesting period.

We estimate the fair value of performance units using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rates of return, and dividend yields. Expected volatilities are derived using a method that calculates historical volatility over a period equal to the length of the measurement period for UTI. We use a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assume that any dividends paid were reinvested.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Stock-based compensation expense of $3.0 million, $4.9 million and $4.3 million (pre-tax) was recorded for the years ended September 30, 2017, 2016, and 2015, respectively. The tax benefit related to stock-based compensation recognized was $1.1 million, $1.9 million and $1.6 million for the years ended September 30, 2017, 2016, and 2015, respectively.
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
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, investments and receivables. As of September 30, 2017, we held cash and cash equivalents of $50.1 million, restricted cash of $14.8 million and investments of $47.8 million.
We place our cash and cash equivalents and restricted cash with high quality financial institutions and limit the amount of credit exposure with any one financial institution. We mitigate the concentration risk of our investments by limiting the amount invested in any one issuer. We mitigate the risk associated with our investment in corporate bonds by requiring a minimum credit rating of A.
We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the U.S. Department of Education (ED) requirements. Approximately 65% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2017. This percentage differs from our Title IV percentage as calculated under the 90/10 rule due to the prescribed treatment of certain Title IV stipends under the rule. Additionally, approximately 19% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the year ended September 30, 2017.
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
Fair Value of Financial Instruments
The carrying value of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value as of September 30, 2017 and 2016 due to the short-term nature of these instruments.
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
3.    Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangible - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017-04 is intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Instead, an entity will record an impairment charge based on the excess of a reporting unit's carrying value over its fair value (Step 1 of the existing goodwill impairment test). We adopted this guidance prospectively during the quarter ended March 31, 2017 for our interim goodwill impairment testing; the adoption had no impact on our results of operations, financial condition or financial statement disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. We adopted this guidance prospectively as of October 1, 2016; the adoption had an immaterial impact on our results of operations, financial condition and financial statement disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We adopted this guidance prospectively as of October 1, 2016; the adoption had no impact on our results of operations, financial condition or financial statement disclosures.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides clarification on whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, then the software license element is accounted for consistent with the acquisition of other such licenses. If the arrangement does not include a software license, the arrangement is accounted for as a service contract. We adopted this guidance prospectively as of October 1, 2016; the adoption had an immaterial impact on our results of operations, financial condition and financial statement disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 includes changes to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships with similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. We adopted this guidance as of October 1, 2016. The guidance had no impact on our results of operations, financial condition or financial statement disclosures.
Effective the first quarter of fiscal 2018:

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In 2016, the FASB issued further guidance that offers narrow scope improvements and clarifies certain implementation issues related to revenue recognition, including principal versus agent considerations, the identification of performance obligations and licensing. These additional updates have the same effective date as the new revenue guidance. The new standard and its related amendments are collectively known as “ASC 606.”
We expect to early adopt ASC 606 using the modified retrospective method as of October 1, 2017. However, our ability to early adopt is subject to the completion of our analysis of certain matters and obtaining the information necessary to calculate the cumulative effect of the new guidance. This approach was applied to all contracts not completed as of October 1, 2017. In addition to the enhanced footnote disclosures related to customer contracts, we anticipate that the most significant impact of the new standard will relate to the timing of revenue recognition for our proprietary loan program and the accounting for student program changes. In addition, ASC 606 is not expected to change our accounting for costs to obtain and fulfill a contract. No other significant changes to the accounting for tuition or other revenues is expected.
The quantitative amounts provided below are estimates of the expected effects of our adoption of ASC 606. The amounts below represent management’s best estimates of the effects of adopting ASC 606 at the time of the preparation of this Annual Report on Form 10-K. The actual impact of ASC 606 is subject to change from these estimates and such change may be significant, pending the completion of our assessment in the first quarter of fiscal year 2018. In order to complete this assessment, we are continuing to update and enhance its internal accounting systems and internal controls over financial reporting.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Proprietary Loan Program Revenue Recognition
Prior to adopting the new revenue standard, we recognized revenue related to proprietary loan program as cash was received. The adoption of the new standard will result in a change in the timing of revenue recognition. Under ASC 606, the portion tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program. Estimating the collection rate requires significant management judgment. The estimated amount is determined at the inception of the contract and we recognize the related revenue as the student progresses through school. The change in the timing of revenue recognition will also result in the recognition of a loan receivable.
The cumulative impact of changing the timing of revenue recognition for the proprietary loan program as of October 1, 2017 will be an increase in stockholders' equity of approximately $33.0 million to $38.0 million and a corresponding increase in receivables.
Program Changes
From time to time, a student may elect to “upgrade” or “downgrade” their program which will change the program length and price. When a student changes their program, a new enrollment agreement is signed and a new financial aid package is completed for the student since this modification will impact the length of the program and/or transaction price.
Prior to adopting the standard, when a student changed their program, we recorded any changes to the tuition price or program length through a cumulative catch up adjustment from the inception of the contract through the date of the change. Under ASC 606, we must assess the contract modification to determine if there has been an increase in price or scope. For those program changes that result in either an increase in price or scope, we will now record the change on a prospective basis. Based on our analysis, we do not expect the cumulative change to be material as of October 1, 2017.
Effective the first quarter of fiscal 2019:
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the acquisition is not a business. In addition, a business must include at least one substantive process. The standard is to be applied on a prospective basis to purchases or disposals of a business or an asset. The effect of this new standard on our consolidated financial statements will be dependent on any future acquisitions.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We are currently evaluating the impact that the standard will have on our consolidated statements of cash flows. Further, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This guidance requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. Based on the restricted cash balances on our consolidated balance sheets, we expect this standard to have an impact on the presentation of our consolidated statements of cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily impacts the accounting for equity investments other than those accounted for using the equity method of accounting, financial

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Additionally, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. Based on our current portfolio of investments in debt securities accounted for as held-to-maturity securities and investments made in equity securities accounted for as trading securities, the adoption of this standard is not expected to have a material impact on our financial statements.
Effective the first quarter of fiscal 2020:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.
Effective the first quarter of fiscal 2021:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses (ECL), which the FASB believes will result in more timely recognition of such losses. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

4.  Postemployment Benefits
In November 2016, we completed a reduction in workforce and provided postemployment benefits totaling approximately $1.3 million to approximately 75 impacted employees. Additionally, we periodically enter into agreements which provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in November 2018.

The postemployment benefit accrual activity for the year ended September 30, 2017 was as follows:

	Liability Balance at September 30, 2016	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at September 30, 2017
Severance	$4,046	$1,765	$(4,508)	$(675)	$628
Other	189	117	(228)	(75)	3
Total	$4,235	$1,882	$(4,736)	$(750)	$631

(1)	Primarily relates to the expiration of benefits not used within the time offered under the separation agreement and non-cash severance.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

5.  Receivables, net
Receivables, net consist of the following:

	September 30,
	2017	2016
Tuition receivables	$12,150	$10,664
Tax receivables	—	2,207
Other receivables	3,626	3,333
Receivables	15,776	16,204
Less allowance for uncollectible accounts	(579)	(951)
	$15,197	$15,253
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

The following table summarizes the activity for our allowance for uncollectible accounts for the year ended September 30:

	Balance at Beginning of Period	Additions to Bad Debt Expense	Write-offs of Uncollectible Accounts	Balance at End of Period
2017	$951	$827	$(1,199)	$579
2016	$1,820	$1,153	$(2,022)	$951
2015	$3,794	$2,634	$(4,608)	$1,820

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
6.  Investments

During the third quarter of 2017, we began investing in various bond funds. These investments are held principally for resale in the near term and are classified as trading securities. Trading securities are recorded at fair value based on the closing market price of the security. The unrealized gain on trading securities at September 30, 2017 was less than $0.1 million and was included in other income, net in the accompanying condensed consolidated statements of loss.
Held-to-maturity securities consist of corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. Additionally, we invest in certificates of deposit issued by financial institutions and pre-funded municipal bonds, which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties and other governmental entities, which earn interest that is exempt from federal income taxes. We have the ability and intention to hold our investments until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2017 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Corporate bonds	$7,759	$—	$(4)	$7,755
	$7,759	$—	$(4)	$7,755

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2016 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Municipal bonds	$744	$—	$—	$744
Corporate bonds	200	—	—	200
Certificates of deposit	747	—	—	747
	$1,691	$—	$—	$1,691
Investments are exposed to various risks, including interest rate, market and credit risk and as a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the consolidated balance sheets and consolidated statements of loss.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$40,020	$40,020	$—	$—
Money market funds	39,569	39,569	—	—
Corporate bonds	7,755	7,755	—	—
Total assets at fair value on a recurring basis	$87,344	$87,344	$—	$—

		Fair Value Measurements Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$108,963	$108,963	$—	$—
Corporate bonds	200	200	—	—
Municipal bonds	744	—	744	—
Commercial paper	2,501	—	2,501	—
Certificates of deposit	747	—	747	—
Total assets at fair value on a recurring basis	$113,155	$109,163	$3,992	$—

Our Level 2 investments are valued using readily available pricing sources which utilize market observable inputs, including the current interest rate for similar types of instruments.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

8.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	September 30, 2017	September 30, 2016
Land	—	$3,189	$3,189
Building and building improvements	30-35	79,712	78,870
Leasehold improvements	1-28	41,825	39,539
Training equipment	3-10	94,817	92,601
Office and computer equipment	3-10	36,458	37,688
Curriculum development	5	19,713	18,702
Software developed for internal use	1-5	11,772	11,905
Vehicles	5	1,269	1,228
Construction in progress	—	1,599	2,195
		290,354	285,917
Less accumulated depreciation and amortization		(183,690)	(171,884)
		$106,664	$114,033
Depreciation expense related to our property and equipment was $16.9 million, $17.3 million and $16.5 million for the years ended September 30, 2017, 2016, and 2015, respectively. Amortization expense related to curriculum development and software developed for internal use was $0.7 million, $1.1 million and $3.6 million for the years ended September 30, 2017, 2016, and 2015, respectively.
The following amounts, which are included in the above table, represent assets financed by financing obligations:

	September 30, 2017	September 30, 2016
Assets financed by financing obligations, gross	$45,816	$45,816
Less accumulated depreciation and amortization	(8,844)	(6,162)
Assets financed by financing obligation, net	$36,972	$39,654

9.   Build-to-Suit Lease

We entered into build-to-suit facility lease agreements related to the design and construction of our Long Beach, California campus and the relocation of our Glendale Heights, Illinois campus to, and the design and construction of a new campus in, Lisle, Illinois. Under each agreement, we determined that we have continued involvement in the related facility after the construction period was completed. Therefore, the arrangements are accounted for as financing obligations. Accordingly, the asset and a corresponding financing obligation are included in our consolidated balance sheet. The asset is being depreciated over the initial lease term of 15 years for our Long Beach, California campus, and over the initial lease term of 18 years for our Lisle, Illinois campus. The financing obligation is amortized through the effective interest method in which a portion of the lease payments is recognized as interest expense, a portion is allocated to the imputed land lease and the remaining portion decreases the financing obligation.

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

Future minimum lease payments under the Lisle, Illinois and Long Beach, California leases as of September 30, 2017 are as follows:

Years ending September 30,
2018	$4,522
2019	4,646
2020	4,772
2021	4,902
2022	5,035
Thereafter	49,966
Total future minimum lease obligation	$73,843
Less imputed interest on financing obligation	(30,098)
Less imputed accrued land lease obligation	(604)
Net present value of financing obligation	$43,141

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

Additionally, in February 2016, we made an investment in and entered into a licensing agreement with Pro-MECH Learning Systems, LLC (Pro-MECH), a company that provides comprehensive technician development programs and shop operations services. This investment, which included $0.7 million in cash as well as the conversion of a $0.3 million note receivable extended during the first quarter of 2016, resulted in our ownership of 25% of the outstanding equity interests of Pro-MECH. The $1.0 million investment was accounted for under the equity method of accounting. During the three months ended September 30, 2016, we determined that our

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

investment was impaired and recorded an other-than-temporary impairment charge of $0.8 million, which was included within other expense on our consolidated statements of loss.

Our equity in earnings of unconsolidated affiliates was $0.5 million, $0.3 million and $0.5 million for the years ended September 30, 2017, 2016 and 2015, respectively.

Investment in unconsolidated affiliates consists of the following:

	September 30, 2017		September 30, 2016
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,112	27.972%	$4,036	27.972%

Investment in unconsolidated affiliates included the following activity during the period:

	Year ended September 30,
	2017	2016
Balance at beginning of period	$4,036	$3,986
Investment in unconsolidated affiliate	—	1,000
Equity in earnings of unconsolidated affiliates	484	342
Return of capital contribution from unconsolidated affiliates	(390)	(475)
Loss on impairment of investment in unconsolidated affiliates	—	(815)
Equity interest in investee's unrealized gains on hedging derivatives, net of taxes	(18)	(2)
Balance at end of period	$4,112	$4,036

The following is summarized financial information for our equity method investment in the JV as required by the guidance in SEC Regulation S-X Rule 4-08(g). The amounts shown below represent 100% of this equity method investment's financial position and results of operations.

Balance Sheet	September 30, 2017	September 30, 2016
Current assets	$2,713	$2,058
Noncurrent assets	36,013	36,984
	$38,726	$39,042

Current liabilities	1,481	1,093
Noncurrent liabilities	22,510	23,609
Noncontrolling interests	4,112	4,036
Shareholders' equity	10,623	10,304
	$38,726	$39,042

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

	Year Ended September 30,
Results of Operations	2017	2016	2015
Revenues	$3,658	$3,658	$3,658
Income from operations	2,671	2,672	2,633
Net income	1,731	1,883	1,903
Net income attributable to noncontrolling interest	484	527	532

11.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30, 2017	September 30, 2016
Accounts payable	$9,515	$11,805
Accrued compensation and benefits	16,612	22,501
Other accrued expenses	11,354	8,239
	$37,481	$42,545

12.   Income Taxes

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

As a result of our assessment, our income tax expense was impacted by $34.2 million related to the increase in the valuation allowance within our consolidated statements of loss during the year ended September 30, 2016. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

projections for growth. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

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
The components of income tax expense (benefit) are as follows:

	Year Ended September 30,
	2017	2016	2015
Current expense (benefit)
United States federal	$4,153	$(2,043)	$2,819
State	1,244	285	1,043
Total current expense (benefit)	5,397	(1,758)	3,862
Deferred (benefit) expense
United States federal	—	24,877	(5,109)
State	—	3,051	(285)
Total deferred (benefit) expense	—	27,928	(5,394)
Total provision (benefit) for income taxes	$5,397	$26,170	$(1,532)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 35.0% to pre-tax income for the year. The reasons for the differences are as follows:

	Year Ended September 30,
	2017	2016	2015
Income tax expense at statutory rate	$(956)	$(7,534)	$(3,738)
State income taxes, net of federal tax benefit	302	(531)	265
Deferred tax asset write-off related to share based compensation	—	51	1,572
Increase in valuation allowance	6,192	34,184	128
Other, net	(141)	—	241
Total income tax expense (benefit)	$5,397	$26,170	$(1,532)

Beginning in December 2013, certain stock-based compensation awards granted to employees expired, which required a write-off of the related deferred tax asset through income tax expense as our pro forma windfall pool of available excess tax benefits was no longer sufficient to absorb the shortfall. As a result of the full valuation allowance recorded on our deferred tax assets during the three months ended March 31, 2016, any write-offs of deferred tax assets related to stock-based compensation will have no impact on income tax expense. In the year ended September 30, 2016, we wrote off $1.8 million of deferred tax assets related to stock-based compensation and reduced the corresponding valuation allowance by the same amount.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	September 30,
	2017	2016
Gross deferred tax assets:
Deferred compensation	$1,976	$2,083
Reserves and accruals	5,017	5,417
Accrued tool sets	1,111	1,188
Deferred revenue	27,056	22,326
Deferred rent liability	455	1,213
Net operating losses and tax credit carryforwards	416	479
Depreciation and amortization of property and equipment	3,151	684
Charitable contribution carryovers	665	671
Deductions limited by Section 382	943	592
Valuation allowance	(38,407)	(32,828)
Total gross deferred tax assets	2,383	1,825
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(3,141)	(3,141)
Prepaid and other expenses deductible for tax	(2,383)	(1,825)
Total deferred tax liabilities, gross	(5,524)	(4,966)
Net deferred tax liabilities	$(3,141)	$(3,141)

The following table summarizes the activity for the valuation allowance for the year ended September 30:

	Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Write-offs	Balance at End of Period
2017	$32,828	$6,192	$(613)	$38,407
2016	$401	$34,184	$(1,757)	$32,828
2015	$273	$128	$—	$401

As of September 30, 2017, we had approximately $2.0 million in deferred tax assets related to charitable contribution carryforwards, deductions limited by Section 382, as well as net operating loss and credit carryforwards. These attributes will expire in the years 2018 through 2038.

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, following the tax year to which these filings relate. Our U.S. federal income tax return for fiscal year 2015 is currently under review by the Internal Revenue Service.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

13.   Commitments and Contingencies
Operating Leases
We lease certain of our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Property at one of our campus locations is leased from a related party. Future minimum rental commitments as of September 30, 2017 for all non-cancelable operating leases are as follows:

Years ending September 30,	Gross	Sublease income	Net
2018	$28,008	$(657)	$27,351
2019	27,401	(660)	26,741
2020	22,896	(239)	22,657
2021	20,095	—	20,095
2022	18,470	—	18,470
Thereafter	12,345	—	12,345
	$129,215	$(1,556)	$127,659
The table above does not include the lease agreement executed in October 2017 for a new campus in Bloomfield, New Jersey. The approximately 102,000 square-foot facility is expected to open in the fall of 2018.
Rent expense for operating leases was approximately $27.8 million, $27.9 million and $28.0 million for the years ended September 30, 2017, 2016 and 2015, respectively.
Rent expense includes rent paid to related parties, which was approximately $2.0 million, $2.0 million and $2.1 million for the years ended September 30, 2017, 2016 and 2015, respectively. Since 1991, certain of our properties have been leased from entities controlled by John C. White, an independent Director on our Board of Directors.
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

Licensing Agreements
In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. The agreement was amended in November 2009. Under the terms of the amended agreement, we are required to pay a flat fee per student for each program a student completes. There are no minimum

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than ninety days notification of intent to terminate. License fees related to this agreement were $0.9 million, $0.9 million and $1.1 million for the years ended September 30, 2017, 2016 and 2015, respectively, and were recorded in educational services and facilities expenses.
In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. The agreement was amended January 2015 and expires December 31, 2024. We are committed to pay royalties based upon minimum amounts specified in the agreement, throughout the term. The agreement required a minimum royalty payment of $1.6 million in calendar year 2017. The minimum royalty payments increase approximately $0.05 million every other calendar year thereafter. The expense related to these agreements was $1.6 million, $1.7 million and $1.9 million for the years ended September 30, 2017, 2016 and 2015, respectively, and was recorded in educational services and facilities expenses.

In July 2013, we entered into a training and materials agreement that gives us the right to use certain materials and trademarks in development of our courses. Under the terms of the agreement, we are required to pay a flat fee per student for each related program a student completes. There is an immaterial minimum annual fee required to be paid upon commencement of the program and annually thereafter. The agreement terminates upon the written notice of either party providing not less than 90 days notification of intent to terminate. The expense related to this agreement was $0.1 million for the year ended September 30, 2017 and 2016, and less than $0.1 million for the year ended September 30, 2015, and was recorded in educational services and facilities expenses.

In April 2015, we entered into a licensing agreement that gives us the right to use certain trademarks in connection with the operation of our campuses and courses. The agreement has an initial term of four years, with options for three annual renewals totaling a seven year term. The maximum license fee over seven years is $2.3 million. The expense related to this agreement was $0.4 million, $0.5 million and $0.2 million for the years ended September 30, 2017, 2016 and 2015, respectively, and was recorded in educational services and facilities expenses.
Vendor Relationships
We have an agreement with a vendor that allows us to purchase promotional tool kits for our students at a discount from the vendor’s list price. In addition, we earn credits that are redeemable for equipment from the vendor that we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant the vendor exclusive access to our campuses, to display advertising and to use their tools to train our students. The credits under this agreement may be redeemed in multiple ways, which historically has been for additional equipment at the full retail list price, which is more than we would be required to pay using cash. The renewal executed in October 2017 also allows us to redeem our credits for a portion of the tool sets we purchase for our students. Any product credits remaining at termination will expire 60 days after the date of termination. A net prepaid expense with the vendor resulted from an excess of credits earned over credits used of $7.9 million and $7.1 million as of September 30, 2017 and 2016, respectively.
Students are provided a voucher which can be redeemed for a tool kit near graduation. The cost of the tool kits, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool kit vouchers are provided. Our consolidated balance sheets include an accrued tool set liability of $2.8 million and $2.9 million as of September 30, 2017 and 2016, respectively. Additionally, our liability to the vendor for vouchers redeemed by students was $1.7 million and $1.5 million as of September 30, 2017 and 2016, respectively, and is included in accounts payable and accrued expenses in our consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Executive Employment Agreements
We have employment agreements with key executives that provide for continued salary payments and benefits if the executives are terminated for reasons other than cause or in the event of a change in control, as defined in the agreements. The range of the aggregate commitment upon termination of employment under these agreements and existing equity award agreements as of September 30, 2017 is approximately $1.9 million to $3.8 million.
Change in Control Agreements
We have severance agreements with other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in control. Under the terms of the agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements as of September 30, 2017 is approximately $9.6 million.
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
Our obligations under the Plan totaled $4.4 million and $4.5 million as of September 30, 2017 and 2016, respectively, and are included in other liabilities while the cash surrender value of the life insurance policies totaled $5.1 million and $5.3 million as of September 30, 2017 and 2016, respectively, and are included in other assets in our consolidated balance sheets.
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2017, the total face amount of these surety bonds was approximately $21.4 million. During the year ended September 30, 2017, we renegotiated the bonds required to operate and collateralized $11.5 million in bonds, which is reflected in restricted cash on our consolidated balance sheets.

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

14.  Shareholders’ Equity
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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of September 30, 2017 and 2016, 700,000 shares of Series A Preferred Stock were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2017 and 2016.

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

Dividends

We may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). Such dividend shall be paid before any dividends would be declared or paid to common stockholders or other junior stockholders. If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and will begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $5.3 million during the year ended September 30, 2017 and of $1.4 million during the year ended September 30, 2016.

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

Liquidation Preference

In the event of voluntary or involuntary liquidation, dissolution or winding up of our company, holders of the Series A Preferred Stock are entitled to receive, before any distribution or payment to the holders of any common or junior stock, an amount per share of Series A Preferred Stock equal to the liquidation preference then in effect, which would include any Accrued Dividends. Alternatively, the holder may choose to receive the amount that would be payable per share of common stock issued upon conversion of the Series A Preferred Stock immediately prior to such liquidation event.

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

Coliseum Capital Management, LLC, an affiliate of the Purchaser, and its affiliates also beneficially own 3,643,199 shares of our common stock, as reported in a form 13D/A filed with the SEC on June 28, 2016; this represents approximately 14.6% of our outstanding common stock. There is no voting limitation on this common stock.

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

Optional Conversion by Purchaser

Shares of Series A Preferred Stock are convertible to common stock at any time at the option of the holder. The Series A Preferred Stock may be converted only to the extent that the number of shares of common stock issued upon conversion does not exceed 4.99% of the total share of common stock outstanding on the issue date (Conversion Cap). The Conversion Cap was calculated to be 1,225,227 shares on the issue date of June 24, 2016, and may be removed upon regulatory approval.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2017, we did not repurchase shares. As of September 30, 2017, we have repurchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Purchase Agreement, stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

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

As of September 30, 2017, 3.0 million shares of common stock were reserved for issuance under the 2003 Plan, of which 2.4 million shares are available for future grant.

Effective October 1, 2016, we adopted the March 2016 guidance issued by the FASB and account for forfeitures as they occur.

The following table summarizes the operating expense line and the impact on net loss in the consolidated statements of loss in which stock-based compensation expense has been recorded:

	Year Ended September 30,
	2017	2016	2015
Educational services and facilities	$166	$280	$294
Selling, general and administrative	2,829	4,624	3,971
Total stock-based compensation expense	$2,995	$4,904	$4,265
Income tax benefit	$1,144	$1,873	$1,629

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

The following table summarizes restricted stock activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock outstanding as of September 30, 2016	58	$12.38
Restricted stock vested	(53)	$12.49
Restricted stock forfeited	(1)	$12.64
Nonvested restricted stock outstanding as of September 30, 2017	4	$10.84

As of September 30, 2017, unrecognized stock compensation expense related to restricted stock awards was less than $0.1 million which is expected to be recognized over a weighted average period of 0.4 years.

There were no restricted stock awards granted during the years ended September 30, 2017, 2016 or 2015.

Restricted Stock Units

Our restricted stock units are issued at fair market value, which is based on the closing prices of our stock on the grant date, discounted for non-participation in anticipated dividends during the vesting period. The restrictions on these units generally lapse ratably over a four or five year period based on the terms of the individual grant. The restrictions associated with our restricted stock units awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination. The awards to our Chief Executive Officer and President were made pursuant to updated forms of award agreements that implement certain retirement vesting provisions of such executive's April 2014 employment agreement. The updated award agreement includes a provision for continued vesting for 12 months after a qualifying retirement, as defined by the executive's employment agreement and subject to compliance with certain covenants.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes restricted stock unit activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding as of September 30, 2016	958	$4.61
Restricted stock units awarded	34	$3.41
Restricted stock units vested	(381)	$5.86
Restricted stock units forfeited	(88)	$4.02
Nonvested restricted stock units outstanding as of September 30, 2017	523	$3.71

As of September 30, 2017, unrecognized stock compensation expense related to restricted stock awards was $1.4 million which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes the weighted average fair values of the restricted stock units granted:

	Year Ended September 30,
	2017	2016	2015
Weighted average grant date fair value per share	$3.41	$2.30	$4.49

The assumed quarterly dividend rate was $0.10 per share for restricted stock units granted during the first nine months of the year ended September 30, 2015. The assumed quarterly dividend rate was $0.02 per share for restricted stock units granted during the three months ended September 30, 2015. The assumed quarterly dividend rate was $0.00 per share for restricted stock units granted during the year ended September 30, 2017 and 2016 due to the elimination of the quarterly cash dividend by our Board of Directors on June 9, 2016.

Performance Units

The performance condition for performance units is compounded annual total shareholder return (TSR) for the measurement periods included in the grant. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 150% of the performance units originally granted depending on the total stockholder return for that measurement period. The performance units vest subject to a market condition and on the settlement date which is expected to be no later than two and a half months after the end of each measurement period.

We estimate the fair value of performance units using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rates of return, and dividend yields. Expected volatilities are derived using a method that calculates historical volatility over a period equal to the length of the measurement period for UTI. We use a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assume that any dividends paid were reinvested.

To receive the performance units awarded for a measurement period, participants are required to be employed by us on the settlement date unless one of the following conditions is met. Upon death or disability of a participant, the participant will receive a pro-rated number of performance units reflecting actual performance through the vesting date and the number of months of the performance period during which the participant was employed. If an employee is terminated without cause or leaves for good reason within one year following certain changes in control, a determination of whether, and to what extent the performance condition has been achieved

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

will be based on actual performance against the stated criteria through the separation date. If an employee is terminated without cause or leaves for good reason after the one-year anniversary of certain changes in control, the participant will receive a pro-rated number of performance units reflecting actual performance through the separation date and the number of complete twelve-month periods of the performance period during which the participant was employed. If employment is terminated for any other reason, all unvested performance units shall be forfeited upon termination. The award to our President and Chief Executive Officer was made pursuant to updated forms of award agreements that implement certain retirement vesting provisions of such executive's April 2014 employment agreement. The updated award agreement includes a provision for continued vesting for 12 months after a qualifying retirement, as defined by the executive's employment agreement and subject to compliance with certain covenants.

The September 2017 grant includes a measurement period of 24 months. The performance units do not have voting rights or rights to dividends. Compensation expense for the performance units is recognized over the requisite period. All compensation expense for the grant will be recognized for participants who fulfill the requisite service period, regardless of whether the performance condition for issuing shares is satisfied.
The following table summarizes performance unit activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested performance units outstanding as of September 30, 2016	—	$—
Performance units awarded	132	$3.11
Nonvested performance units outstanding as of September 30, 2017	132	$3.11

As of September 30, 2017, unrecognized stock compensation expense related to performance units was $0.5 million, which is expected to be recognized over a weighted average period of 2.0 years.

15.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic earnings (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. The two-class method was not applicable for the years ended September 30, 2017 and 2016.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Diluted earnings (loss) per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. For the years ended September 30, 2017, 2016 and 2015, diluted loss per share equaled basic loss per share as the assumed activity related to outstanding stock-based grants would have an anti-dilutive effect.
The following table summarizes the computation of basic and diluted earnings (loss) per share under the as-converted method:

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Loss available for distribution	$(13,378)	$(49,120)	$(9,149)

Weighted average number of shares
Basic shares outstanding	24,712	24,313	24,391
Dilutive effect related to employee stock plans	—	—	—
Diluted shares outstanding	24,712	24,313	24,391

Net loss per share - basic	$(0.54)	$(2.02)	$(0.38)
Net loss per share - diluted	$(0.54)	$(2.02)	$(0.38)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Year Ended September 30,
	2017	2016	2014
	(In thousands)
Outstanding stock-based grants	689	816	1,044
Convertible preferred stock	21,021	5,629	—
	21,710	6,445	1,044

16. Defined Contribution Employee Benefit Plan
We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made matching contributions of approximately $0.9 million, $0.7 million and $0.2 million for the years ended September 30, 2017, 2016 and 2015, respectively.

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
Summary information by reportable segment is as follows:

	Year Ended September 30,
	2017	2016	2015
Revenues
Postsecondary education	$308,884	$334,156	$350,682
Other	16,273	12,990	11,992
Intersegment eliminations	(894)	—	—
Consolidated	$324,263	$347,146	$362,674
Loss from operations
Postsecondary education	$(315)	$(13,980)	$(5,911)
Other	(1,509)	(4,643)	(3,312)
Consolidated	$(1,824)	$(18,623)	$(9,223)
Depreciation and amortization (1)
Postsecondary education	$16,502	$17,222	$18,888
Other	384	527	267
Consolidated	$16,886	$17,749	$19,155
Net income (loss)
Postsecondary education	$(8,422)	$(44,467)	$(7,477)
Other	294	(3,229)	(1,672)
Consolidated	$(8,128)	$(47,696)	$(9,149)

	As of September 30,
	2017	2016	2015
Goodwill
Postsecondary education	$8,222	$8,222	$8,222
Other	783	783	—
Consolidated	$9,005	$9,005	$8,222
Total assets
Postsecondary education	$266,370	$289,688	$266,922
Other	7,732	7,471	7,380
Consolidated	$274,102	$297,159	$274,302

(1) Excludes depreciation of training equipment obtained in exchange for services of $1.3 million, $1.3 million and $1.2 million for the years ended September 30, 2017, 2016 and 2015, respectively.

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

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. ED will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. The Program Participation Agreement (PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. In December 2016, we were advised by ED that our applications for Title IV program participation recertification with respect to our Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix institutions had been processed. The Universal Technical Institute of Arizona institution has received its program participation agreement, which places the institution on provisional certification until March 31, 2018, based on an open ED program review from April 2015 for which we had not received a report at the time of review. See "Regulation of Federal Student Financial Aid Programs - Compliance with Regulatory Standards and Effect of Regulatory Violations" below for discussion of this open program review.

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

Gainful Employment

In June 2017, ED announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the gainful employment regulations. ED has announced that the committee will convene in December 2017 and in early 2018 and issue proposed regulations for public comment during the first half of 2018, but ED has not established a final schedule for publication of proposed or final regulations. Any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019.

On June 30, 2017, ED announced the extension of the compliance date for certain gainful employment disclosure requirements from July 1, 2017 to July 1, 2018. ED stated that institutions are still required to comply with other gainful employment disclosure requirements by July 1, 2017. On August 18, 2017, ED announced in the Federal Register new deadlines for submitting notices of intent to file alternate earnings appeals of gainful employment rates and for submitting alternate earnings appeals of those rates. The deadline to file a notice of intent to file an appeal is October 6, 2017 and the deadline to file the alternate earnings appeal is February 1, 2018. ED has not announced a delay or suspension in the enforcement of any other gainful employment regulations. However, on August 8, 2017, ED officials announced that ED did not have a timetable for the issuance of completer lists to schools, which is the first step toward generating the data for calculating new gainful employment rates.

Borrower Defense to Repayment Regulations

In November 2016, ED published final regulations establishing new rules regarding, among other things, the ability of borrowers to obtain discharges of their obligations to repay certain Title IV loans and for ED to initiate a proceeding to collect from the institution the discharged and returned amounts and the extensive list of circumstances that may require institutions to provide letters of credit or other financial protection to ED. These

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

regulations are discussed at “Business - Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations” included elsewhere in this Report on Form 10-K. In June 2017, ED announced a delay until further notice in the effective date of the majority of these regulations. ED also announced its intent to convene a negotiated rulemaking committee to develop proposed regulations to revise the regulations on borrower defenses to repayment of Federal student loans and other matters published on November 1, 2016. On October 24, 2017, ED published an interim final rule that delayed until July 1, 2018 the effective date of the majority of these regulations. On the same date, ED also published a notice of proposed rulemaking that proposed to further delay, until July 1, 2019, the effective date of the majority of the regulations to ensure that there is adequate time to conduct negotiated rulemaking and, as necessary, develop revised regulations. ED provided the public until November 24, 2017 to submit comments to its proposal. ED convened the first meeting of negotiated rulemaking in November 2017 and is scheduled to continue additional meetings into early 2018. ED intends to issue proposed regulations for public comment during the first half of 2018, but ED has not established a final schedule. Any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019.

90/10 Rule

A for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a cash basis formula mandated by ED. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years. For the year ended September 30, 2017, approximately 71% of our revenues, on a cash basis, were derived from funds distributed under Title IV Programs, as calculated under the 90/10 rule.

Federal Student Loan Defaults

To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. An institution whose cohort default rate is 30% or more for three consecutive federal fiscal years (FFYs) or 40% or more for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs. None of our institutions had a three-year FFEL/DL cohort default rate of 30% or greater for 2014, 2013 or 2012, the three most recent FFYs with published rates.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

If an institution's composite score is below 1.5, but is at least 1.0, the institution is in a category classified by ED as the zone. Under ED regulations, institutions in the zone solely because their composite score is less than 1.5 are still considered to be financially responsible, but require additional oversight by ED in the form of cash monitoring and other participation requirements. Institutions in the zone typically are permitted by ED to continue to participate in the title IV programs under one of two alternatives:  1) the “Zone Alternative” under which an institution is required to make disbursements to students under a payment method other than ED’s standard repayment, typically the Heightened Cash Monitoring 1 (HCM1) payment method; to notify ED within 10 days after the occurrence of certain oversight and financial events and to comply with other operating conditions imposed by ED or 2) submit a letter of credit to ED equal to at least 50 percent of the Title IV funds received by the institutions during the most recent fiscal year.  ED permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the “Zone Alternative” notification requirement, the institution must provide timely information to ED regarding any of the following oversight and financial events:

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

Under the new regulations that were scheduled to take effect on July 1, 2017, but that ED delayed until further notice, the list of information that an institution must provide timely to ED would change to the following: any event that causes the institution, or a related entity, to realize any liability that was noted as a contingent liability in the institution’s or related entity’s most recent audited financial statements or any losses that are unusual in nature and infrequently occur or both as defined in accordance with certain specified accounting standards. The institution also would be required to notify ED of certain other events described in the new Defense to Repayment regulations. ED could impose a letter of credit or other conditions or requirements upon us in response to the reporting of any oversight or financial events.

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
ED published final regulations that were scheduled to take effect on July 1, 2017, but that ED delayed until further notice, that would amend the financial responsibility regulations to expand the list of actions or events that require an institution to provide ED with a letter of credit or other form of acceptable financial protection. The regulations also, among other things, may increase the amount of the letter of credit or other form of financial protection that an institution must provide to ED if the institution has a composite score below 1.0, no longer qualifies for the Zone Alternative, or does not comply with other applicable requirements of the financial responsibility regulations. The regulations also would permit ED to recalculate an institution’s composite score to account for its estimate of actual or potential losses resulting from certain events identified in the new Defense to Repayment Regulations.

ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. For our 2017 fiscal year, we calculated our composite score to be 2.2. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements.
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

Compliance with Regulatory Standards and Effect of Regulatory Violations

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
In April 2015, ED completed an ordinary course program review of our administration of the Title IV programs in which we participate for our Avondale, Arizona institution main campus and additional locations of that institution. The site visit covered the 2013-2014 and 2014-2015 award years. An initial program review report dated September 22, 2017 has been issued by ED. The report contains nine findings that are not material because they are limited to errors identified in individual student records and to requests to update and strengthen certain financial aid-related disclosures and procedures. None of the findings require us to perform any retroactive file reviews of all of our students for any issues for any time period. This matter is not yet final. We provided our response to ED within the stated deadline of 30 days from the date we received the report.  ED will review and take into consideration our response to the report before issuing its final program review determination letter. ED has not indicated how long it will take to review our response and issue the final program review determination letter.

Veterans' Benefits Programs

Since October 1, 2011, the Post-9/11 GI Bill has been effective for both degree and non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits at all of our institutions. Additionally, veterans use benefits such as the Montgomery GI Bill, the REAP and VA Vocational Rehabilitation at our campuses. We derived approximately 19% of our revenues, on a cash basis, from veterans' benefits programs in 2017. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. These criteria require, among other things, that the institution:

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

19.  Quarterly Financial Summary (Unaudited)

Year ended September 30, 2017	First Quarter(1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)	Fiscal Year(1)
Revenues	$84,179	$82,497	$76,258	$81,329	$324,263
Income (loss) from operations	$1,387	$687	$(2,784)	$(1,114)	$(1,824)
Net loss	$(1,724)	$(1,730)	$(3,917)	$(757)	$(8,128)
Loss per share:
Basic	$(0.12)	$(0.12)	$(0.21)	$(0.08)	$(0.54)
Diluted	$(0.12)	$(0.12)	$(0.21)	$(0.08)	$(0.54)

Year ended September 30, 2016	First Quarter	Second Quarter(1)	Third Quarter(1)	Fourth Quarter (1)	Fiscal Year(1)
Revenues	$89,773	$88,192	$82,266	$86,915	$347,146
Loss from operations	$(2,193)	$(5,770)	$(5,450)	$(5,210)	$(18,623)
Net loss	$(1,680)	$(32,002)	$(5,069)	$(8,945)	$(47,696)
Loss per share:
Basic	$(0.07)	$(1.32)	$(0.21)	$(0.42)	$(2.02)
Diluted	$(0.07)	$(1.32)	$(0.21)	$(0.42)	$(2.02)

(1) During the three months ended March 31, 2016, we recorded a full valuation allowance on our deferred tax assets. We will maintain a valuation allowance on our deferred tax assets until sufficient positive evidence exists to support its reversal. See Note 12 for further discussion.

The summation of quarterly per share information does not equal amounts for the full year as quarterly calculations are performed on a discrete basis. Additionally, securities may have had an anti-dilutive effect during individual quarters but not for the full year.