Form 10-Q
period 2017-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2018-02-09
CIK 1261654

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
For the quarterly period ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At February 2, 2018, there were 25,009,726 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2017

Special Note Regarding Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended (Securities Act), which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments or agency interpretations of such regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity and anticipated timing for ongoing regulatory initiatives; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

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

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (SEC). The Annual Report on Form 10-K that we filed with the SEC on December 1, 2017 listed various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Report on Form 10-K and in this Report on Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2017	September 30, 2017
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$86,450	$50,138
Restricted cash	14,143	14,822
Trading securities	—	40,020
Held-to-maturity investments, current portion	6,804	7,759
Receivables, net	8,969	15,197
Notes receivable, current portion	5,074	—
Prepaid expenses and other current assets	19,847	18,890
Total current assets	141,287	146,826
Property and equipment, net	105,794	106,664
Goodwill	9,005	9,005
Notes receivable, less current portion	35,178	—
Other assets	11,634	11,607
Total assets	$302,898	$274,102
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,928	$37,481
Dividends payable	1,323	—
Deferred revenue	41,880	41,338
Accrued tool sets	2,797	2,764
Financing obligation, current	1,158	1,106
Income tax payable	334	490
Other current liabilities	3,285	3,210
Total current liabilities	83,705	86,389
Deferred tax liabilities, net	329	3,141
Deferred rent liability	6,334	6,887
Financing obligation	41,724	42,035
Other liabilities	9,923	9,874
Total liabilities	142,015	148,326
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,874,623 shares issued and 25,009,726 shares outstanding as of December 31, 2017 and 31,872,433 shares issued and 25,007,536 shares outstanding as of September 30, 2017	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2017 and September 30, 2017, liquidation preference of $100 per share	—	—
Paid-in capital - common	185,496	185,140
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 6,864,897 shares as of December 31, 2017 and September 30, 2017	(97,388)	(97,388)
Retained earnings (deficit)	3,919	(30,832)
Total shareholders’ equity	160,883	125,776
Total liabilities and shareholders’ equity	$302,898	$274,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended December 31,
	2017	2016
	(In thousands, except per share amounts)
Revenues	81,156	84,179
Operating expenses:
Educational services and facilities	44,081	47,154
Selling, general and administrative	40,679	35,638
Total operating expenses	84,760	82,792
Income (loss) from operations	(3,604)	1,387
Other income (expense):
Interest expense, net	(431)	(749)
Equity in earnings of unconsolidated affiliate	97	128
Other income (expense), net	(26)	120
Total other expense, net	(360)	(501)
Income (loss) before income taxes	(3,964)	886
Income tax expense (benefit)	(2,829)	2,610
Net loss	$(1,135)	$(1,724)
Preferred stock dividends	1,323	1,323
Loss available for distribution	$(2,458)	$(3,047)

Loss per share:
Net loss per share - basic	$(0.10)	$(0.12)
Net loss per share - diluted	$(0.10)	$(0.12)
Weighted average number of shares outstanding:
Basic	25,008	24,625
Diluted	25,008	24,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Net loss	$(1,135)	$(1,724)
Other comprehensive loss (net of tax):
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes (1)	—	(3)
Comprehensive loss	$(1,135)	$(1,727)
(1)The tax effect during the three months ended December 31, 2016 was not significant.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2017	31,872	$3	700	$—	$185,140	$68,853	6,865	$(97,388)	$(30,832)	$125,776
Cumulative-effect adjustment (see Note 3)	—	—	—	—	—	—	—	—	37,209	37,209
Net loss	—	—	—	—	—	—	—	—	(1,135)	(1,135)
Issuance of common stock under employee plans	3	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	—	—	(3)	—	—	—	—	(3)
Stock-based compensation	—	—	—	—	359	—	—	—	—	359
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2017	31,875	$3	700	$—	$185,496	$68,853	6,865	$(97,388)	$3,919	$160,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,135)	$(1,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,362	3,639
Amortization of assets subject to financing obligation	671	670
Bad debt expense	338	249
Stock-based compensation	359	548
Deferred income taxes	(2,812)	—
Equity in earnings of unconsolidated affiliates	(97)	(128)
Training equipment credits earned, net	(224)	(246)
Other gains (losses), net	11	(13)
Changes in assets and liabilities:
Restricted cash	(21)	(11,147)
Receivables	5,890	2,574
Prepaid expenses and other assets	(1,250)	(362)
Notes receivable	(3,043)	—
Accounts payable and accrued expenses	(4,952)	(12,644)
Deferred revenue	542	(2,283)
Income tax payable/receivable	(156)	4,198
Accrued tool sets and other current liabilities	360	78
Deferred rent liability	(553)	(509)
Other liabilities	82	(304)
Net cash used in operating activities	(2,628)	(17,404)
Cash flows from investing activities:
Purchase of property and equipment	(2,556)	(1,441)
Proceeds from disposal of property and equipment	2	—
Proceeds received upon maturity of investments	947	720
Purchase of trading securities	(894)	—
Proceeds from sales of trading securities	40,902	—
Return of capital contribution from unconsolidated affiliate	101	118
Restricted cash: other	700	2,037
Net cash provided by investing activities	39,202	1,434
Cash flows from financing activities:
Payment of financing obligation	(259)	(214)
Payment of payroll taxes on stock-based compensation through shares withheld	(3)	(2)
Net cash used in financing activities	(262)	(216)
Net increase (decrease) in cash and cash equivalents	36,312	(16,186)
Cash and cash equivalents, beginning of period	50,138	119,045
Cash and cash equivalents, end of period	$86,450	$102,859
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid (refunds received)	$139	$(1,587)
Interest paid	$835	$852
Training equipment obtained in exchange for services	$418	$346
Depreciation of training equipment obtained in exchange for services	$343	$330
Change in accrued capital expenditures during the period	$(399)	$204
Dividends payable	$1,323	$1,323
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

1.    Nature of the Business

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time student enrollment and graduates. We recently began offering undergraduate diploma programs for welding and computer numerical control (CNC) machining. We offer certificate, diploma or degree programs at 12 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute and NASCAR Technical Institute. We also offer manufacturer specific advanced training (MSAT) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.

We work closely with leading original equipment manufacturers (OEMs) in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965 (HEA), as amended, as well as from various veterans benefits programs. For further discussion, see Note 2 "Summary of Significant Accounting Policies - Concentration of Risk" and Note 18 “Government Regulation and Financial Aid” included in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017.
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017.

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

Revenue Recognition

Post-secondary education. Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (ASC 606). Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our undergraduate

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

programs are designed to be completed in 36 to 102 weeks, and our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

Through our proprietary loan program, we, in substance, provide the students who participate in this program with extended payment terms for a portion of their tuition. Based on historical collection rates, we believe a portion of these loans are collectible, which results in a change in accounting due to our adoption of ASC 606. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate. For additional discussion of this adoption, see Note 3.

Other. We provide dealer technician training or instructor staffing services to manufacturers. Revenues are recognized as transfer of the services occurs.

Proprietary Loan Program

In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a bank.

Under the terms of the proprietary loan program, the bank originates loans for our students who meet our specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates ranging from approximately 7%-10%; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan. The repayment term is up to ten years .

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

All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $0.4 million and $0.4 million for the three months ended December 31, 2017 and 2016, respectively.

Under ASC 606, the portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. Estimating the collection rate requires significant management judgment. The estimated amount is determined at the inception of the contract and we recognize the related revenue as the student progresses through school.Each reporting period, we update our assessment of the variable consideration associated with the proprietary loan program and account for any changes in the transaction price.

Prior to adopting ASC 606, we recognized revenue related to the proprietary loan program as cash was received. For additional discussion of this adoption, see Note 3.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In 2016, the FASB issued further guidance that offers narrow scope improvements and clarifies certain implementation issues related to revenue recognition, including principal versus agent considerations and the identification of performance obligations and licensing. These additional updates have the same effective date as the new revenue guidance.

We adopted ASC 606 using the modified retrospective method as of October 1, 2017. This approach was applied to all contracts not completed as of October 1, 2017. In addition to the enhanced footnote disclosures related to customer contracts, the most significant impact of the new standard related to the timing of revenue recognition for our proprietary loan program and the accounting for student program changes. We do not incur significant costs to obtain or fulfill revenue contracts. There were no other significant changes to the accounting for tuition or other revenues.

Proprietary Loan Program Revenue Recognition

Prior to adopting the new revenue standard, we recognized revenue related to the proprietary loan program as cash was received. The adoption of the new standard resulted in a change in the timing of revenue recognition. Under ASC 606, the portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. Based on our historical collection rates, we estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program. Estimating the collection rate requires significant management judgment. The estimated amount is determined at the inception of the contract and reevaluated each reporting period, and we recognize the related revenue as the student progresses through school. The change in the timing of revenue recognition also resulted in the recognition of a note receivable.

The cumulative impact of changing the timing of revenue recognition for the proprietary loan program as of October 1, 2017 was an increase in stockholders' equity of approximately $37.2 million and an increase in deferred revenue of $2.9 million, and a corresponding increase in notes receivable and related interest.

Program Changes

From time to time, a student may elect to “upgrade” or “downgrade” their program, which will change the program length and price. When a student changes their program, a new enrollment agreement is signed and a new financial aid package is completed for the student since this modification will impact the length of the program and/or the transaction price.

Prior to adopting the standard, when a student changed their program, we recorded any changes to the tuition price or program length through a cumulative catch up adjustment from the inception of the contract through the date of the change. Under ASC 606, we must assess the contract modification to determine if there has been an increase in price or scope. For those program changes that result in either an increase in price or scope, we will

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

now record the change on a prospective basis. Based on our analysis, the cumulative change of accounting for program changes under ASC 606 was not material as of October 1, 2017.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

4. Revenue from Contracts with Customers

Adoption of ASC 606
We adopted ASC 606 effective October 1, 2017. As a result, we have changed our accounting for revenue recognition as detailed in Note 2. Except for the changes resulting from this adoption, we have consistently applied the accounting policies to all periods presented in these consolidated financial statements.
We applied ASC 606 using the modified retrospective method - i.e., by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at October 1, 2017. Therefore, the comparative information has not been adjusted and continues to be reported under the prior guidance of ASC 605. The details of the significant changes and quantitative impact of the changes are disclosed in Note 3.
Nature of Goods and Services
See Note 2 for a description of the nature of revenues.
We provide post-secondary education and other services in the same geographical market, the U.S. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent among our various post-secondary education programs. See Note 14 for disaggregated segment revenue information.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. The contract liabilities primarily relate to service contracts where we received payments but we have not yet satisfied the related performance obligations. The advance consideration received from customers for the services is a contract liability until services are provided to the customer.
The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2017	September 30, 2017
Receivables, which includes Tuition and Notes Receivable	$44,139	$10,268
Contract liabilities	$41,880	$41,338

During the three months ended December 31, 2017, the contract liabilities balance included decreases for revenues recognized during the period and increases related to new students who started school during the period.
Transaction Price Allocated to the Remaining Performance Obligations
Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our undergraduate programs are designed to be completed in 36 to 102 weeks, and our advanced training programs range from 12 to 23 weeks in duration.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Impacts on Financial Statements
In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of income and balance sheets was as follows:

	December 31, 2017
	As Reported	Adjustments	Balance Without ASC 606 Adoption
Consolidated Balance Sheet Data:
Notes receivable, current portion	$5,074	$(5,074)	$—
Total current assets	141,287	(5,074)	136,213
Notes receivable, less current portion	35,178	(35,178)	—
Total assets	302,898	(40,252)	262,646

Deferred revenue	$41,880	$(2,896)	$38,984
Total current liabilities	83,705	(2,896)	80,809
Total liabilities	142,015	(2,896)	139,119
Retained earnings (deficit)	3,919	(37,356)	(33,437)
Total shareholders' equity	160,883	(37,356)	123,527
Total liabilities and shareholders' equity	302,898	(40,252)	262,646

	Three Months Ended December 31, 2017
	As Reported	Adjustments	Balance Without ASC 606 Adoption
Consolidated Income Statement Data:
Revenues	81,156	(146)	81,010
Loss from operations	(3,604)	(146)	(3,750)
Loss before income taxes	(3,964)	(146)	(4,110)
Net loss	(1,135)	(146)	(1,281)

5.  Investments

During 2017, we began investing in various bond funds. These investments are held principally for resale in the near term and are classified as trading securities. Trading securities are recorded at fair value based on the closing market price of the security. During the three months ended December 31, 2017, we liquidated our investment in trading securities; as a result, there was no unrealized gain on trading securities at December 31, 2017.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Amortized cost and fair value for investments classified as held-to-maturity at December 31, 2017 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Corporate bonds	$6,804	$—	$(5)	$6,799
	$6,804	$—	$(5)	$6,799

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2017 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Corporate bonds	$7,759	$—	$(4)	$7,755
	$7,759	$—	$(4)	$7,755
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$68,457	$68,457	$—	$—
Notes receivable	40,252	—	—	40,252
Corporate bonds	6,799	6,799	—	—
Total assets at fair value on a recurring basis	$115,508	$75,256	$—	$40,252

		Fair Value Measurements Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$40,020	$40,020	$—	$—
Money market funds	39,569	39,569	—	—
Corporate bonds	7,755	7,755	—	—
Total assets at fair value on a recurring basis	$87,344	$87,344	$—	$—

Notes receivable relate to our proprietary loan program. See Notes 2 and 3 for additional discussion.

7.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2017	September 30, 2017
Land	—	$3,189	$3,189
Buildings and building improvements	30-35	79,932	79,712
Leasehold improvements	1-28	41,834	41,825
Training equipment	3-10	94,745	94,817
Office and computer equipment	3-10	36,598	36,458
Curriculum development	5	19,580	19,713
Software developed for internal use	1-5	12,114	11,772
Vehicles	5	1,276	1,269
Construction in progress	—	3,031	1,599
		292,299	290,354
Less accumulated depreciation and amortization		(186,505)	(183,690)
		$105,794	$106,664

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following amounts, which are included in the above table, represent assets financed by financing obligations resulting from the build-to-suit arrangements at our Lisle, Illinois and Long Beach, California campuses:

	December 31, 2017	September 30, 2017
Assets financed by financing obligations, gross	$45,816	$45,816
Less accumulated depreciation and amortization	(9,515)	(8,844)
Assets financed by financing obligations, net	$36,301	$36,972

8.   Investment in Unconsolidated Affiliate

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

Historically, the JV used an interest rate cap to manage interest rate risk associated with its floating rate debt.  This derivative instrument was designated as a cash flow hedge based on the nature of the risk being hedged.  As such, the effective portion of the gain or loss on the derivative was initially reported as a component of the JV’s accumulated other comprehensive income or loss, net of tax, and was subsequently reclassified into earnings when the hedged transaction affects earnings.  Any ineffective portion of the gain or loss was recognized in the JV’s current earnings.  Due to our equity method investment in the JV, when the JV reports a current year component of other comprehensive income (OCI), we, as an investor, likewise adjust our investment account for the change in investee equity.  In addition, we adjust our OCI for our share of the JV’s currently reported OCI item. During the three months ended December 31, 2017, the JV refinanced the facility loan and discontinued its use of an interest rate cap.
Investment in unconsolidated affiliate consisted of the following:

	December 31, 2017		September 30, 2017
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,108	27.972%	$4,112	27.972%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Investment in unconsolidated affiliate included the following activity during the period:

	Three Months Ended December 31,
	2017	2016
Balance at beginning of period	$4,112	$4,036
Equity in earnings of unconsolidated affiliates	97	128
Return of capital contribution from unconsolidated affiliates	(101)	(118)
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes	—	(3)
Balance at end of period	$4,108	$4,043

9.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2017	September 30, 2017
Accounts payable	$7,583	$9,515
Accrued compensation and benefits	14,384	16,612
Other accrued expenses	10,961	11,354
	$32,928	$37,481

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was enacted. The Act makes significant changes to U.S. tax laws, including the following that are expected to be impactful to us: lower corporate tax rates; limitations on the amount of net operating losses that can be used to offset income beginning with our fiscal year ending September 30, 2019; the elimination of net operating loss carryback sand the allowance of indefinite loss carryforwards; and the immediate expensing of short-lived capital investment, such as machinery and equipment.

As of December 31, 2017, we have adjusted our deferred tax liabilities and deferred tax assets, and the corresponding valuation allowance, for the expected impact of the provisions of the Act. As our net operating losses can now be carried forward indefinitely, our related deferred tax asset can be offset with the deferred tax liability related to goodwill, before a full valuation allowance was applied to the deferred tax asset. As a result, we released approximately $2.8 million of the existing valuation allowance during the three months ended December 31, 2017.

Section 382 Change in Ownership

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
The components of income tax expense are as follows:

	Three Months Ended December 31,
	2017	2016
Current expense (benefit)
Federal	$(3)	$2,227
State	(14)	383
Total current expense (benefit)	(17)	2,610
Deferred expense
Federal	(2,878)	—
State	66	—
Total deferred expense	(2,812)	—
Total provision for income taxes	$(2,829)	$2,610

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 21% to pre-tax loss for the three months ended December 31, 2017 and 35% to pre-tax income for the three months ended December 31, 2016. The reasons for the differences are as follows:

	Three Months Ended December 31,
	2017	2016
Income tax expense (benefit) at statutory rate	$(971)	$310
State income taxes (benefits), net of federal tax benefit	(173)	107
Increase (decrease) in valuation allowance	(1,836)	2,139
Other, net	151	54
Total income tax expense	$(2,829)	$2,610
The components of the deferred tax assets (liabilities) recorded in the accompanying condensed consolidated balance sheets were as follows:

	December 31, 2017	September 30, 2017

Gross deferred tax assets:
Deferred compensation	$1,325	$1,976
Reserves and accruals	3,357	5,017
Accrued tool sets	750	1,111
Deferred revenue	8,144	27,056
Deferred rent liability	159	455
Net operating losses and tax credit carryforwards	1,362	416
Depreciation and amortization of property and equipment	2,564	3,151
Charitable contribution carryovers	528	665
Deductions limited by Section 382	646	943
Valuation allowance	(15,537)	(38,407)
Total gross deferred tax assets	3,298	2,383
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(2,056)	(3,141)
Prepaid and other expenses deductible for tax	(1,571)	(2,383)
Total gross deferred tax liabilities	(3,627)	(5,524)
Net deferred tax liabilities	$(329)	$(3,141)

The following table summarizes the activity for the valuation allowance for the three months ended December 31, 2017:

Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Reassessment of Deferred Tax Assets (1)	Balance at End of Period
$38,407	$(1,836)	$(21,034)	$15,537
(1) Of this total, approximately $9.6 million relates to our adoption of ASC 606 as of October 1, 2017, and approximately $11.4 million relates to the impact of the Tax Cuts and Jobs Act.

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

Operating Leases

In October 2017, we entered into lease agreements for a new campus in Bloomfield, New Jersey, which is expected to open in fall 2018. The leases have an initial term of approximately 12 years. We determined the leases are operating leases. Future minimum lease payments as of December 31, 2017 are as follows:

Years ending September 30,
2018	$—
2019	1,353
2020	1,826
2021	1,862
2022	1,900
Thereafter	17,204
$24,145

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Proprietary Loan Program

As discussed in Note 2, we have established a private loan program with a bank under which we ultimately purchase the loans originated by the bank. As of December 31, 2017, we had committed to provide loans to our students for approximately $154.3 million since inception.

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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of December 31, 2017 and September 30, 2017, 700,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at December 31, 2017.

Pursuant to the terms of the Securities Purchase Agreement, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We accrued Cash Dividends of $1.3 million as of December 31, 2017.

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the three months ended December 31, 2017. As of December 31, 2017, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Securities Purchase Agreement, future stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

13.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, which occurred on June 24, 2016, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method,

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic income (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. Accordingly, the two-class method was not applicable for the three months ended December 31, 2017 and 2016.

Diluted net income per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted net loss amounts are the same for the three months ended December 31, 2017 and 2016 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. The following table summarizes the computation of basic and diluted loss per share under the as-converted method:

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Loss available for distribution	$(2,458)	$(3,047)

Weighted average number of shares
Basic shares outstanding	25,008	24,625
Dilutive effect related to employee stock plans	—	—
Diluted shares outstanding	25,008	24,625

Net loss per share - basic	$(0.10)	$(0.12)
Net loss per share - diluted	$(0.10)	$(0.12)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Outstanding stock-based grants	363	665
Convertible preferred stock	21,021	21,021
	21,384	21,686

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

14.   Segment Information
Our principal business is providing postsecondary education. We also provide manufacturer-specific training and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the Other category. Our equity method investment and other non-Postsecondary Education operations are also included within the Other category. Corporate expenses are allocated to Postsecondary Education and the Other category based on compensation expense. Depreciation and amortization includes amortization of assets subject to a financing obligation.
Summary information by reportable segment is as follows:

	Three Months Ended December 31,
	2017	2016
Revenues
Postsecondary Education	$77,344	$80,544
Other	3,813	3,635
Intersegment eliminations	(1)	—
Consolidated	$81,156	$84,179
Income (loss) from operations
Postsecondary Education	$(2,780)	$2,097
Other	(824)	(710)
Consolidated	$(3,604)	$1,387
Depreciation and amortization(1)
Postsecondary Education	$3,938	$4,208
Other	95	101
Consolidated	$4,033	$4,309
Net loss
Postsecondary Education	$(440)	$(1,546)
Other	(695)	(178)
Consolidated	$(1,135)	$(1,724)

	December 31, 2017	September 30, 2017
Goodwill
Postsecondary Education	$8,222	$8,222
Other	783	783
Consolidated	$9,005	$9,005
Total assets
Postsecondary Education	$295,199	$266,370
Other	7,699	7,732
Consolidated	$302,898	$274,102
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million for each of the three months ended December 31, 2017 and 2016, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

15.  Government Regulation and Financial Aid
Accreditation

In December 2017, we received formal notification from the Accrediting Commission of Career Schools and Colleges (ACCSC) granting continuing accreditation for our Sacramento, California campus.
In December 2017, we also received formal notification from ACCSC granting continuing accreditation with a stipulation for our Long Beach, California campus. As required by the stipulation, we submitted our response and a new leave of absence policy reflecting feedback received from ACCSC on January 22, 2018.
Regulation of Federal Student Financial Aid Programs
Gainful Employment. On January 19, 2018, ED announced the release of a new Gainful Employment Disclosure Template and provided institutions until April 6, 2018 to update disclosures for each of their gainful employment programs using the new template. ED made several modifications to the template including, among other things, to provide that: 1) institutions are no longer required to disclose room and board charges in the template, 2) institutions will not be required to disclose median earnings data in the template, and 3) institutions may add more than one accreditor job placement rate. ED’s January 19, 2018 electronic announcement also indicated that warning requirements are temporarily suspended for programs with an alternate earnings appeal currently under consideration by ED. Following the withdrawal or rejection of a program’s appeal, an institution has 30 days to revise its GE Disclosure Template to include the warning. As noted in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017, none of our programs is currently subject to the warning requirements based on the 2015 debt measurement year rates.

Program Participation Agreements. The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV Programs. Every educational institution seeking Title IV Program funding for its students must be certified to participate and is required to periodically renew this certification. Each institution must apply to ED for continued certification to participate in Title IV Programs before its current term of certification expires, or if it undergoes a change of control. The Program Participation Agreement (PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. All of our institutions’ current PPAs will expire on March 31, 2018. In accordance with ED guidance, we submitted materially complete applications for recertification prior to the December 31, 2017 deadline, which will allow our schools to continue to fully participate without interruption beyond the ordinary expiration date until ED makes a determination of recertification.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2017 Annual Report on Form 10-K and included in Part II, Item 1A of this report. See also "Special Note Regarding Forward-Looking Statements" on page ii of this report.

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

We work closely with leading OEMs in the automotive, diesel, motorcycle and marine industries to understand their needs for qualified service professionals. Through our relationships with OEMs, we are able to continuously refine and expand our programs and curricula. We believe our industry-oriented educational philosophy and national presence have enabled us to develop valuable industry relationships, which provide us with significant competitive strength and support our market leadership. We are a primary provider of MSAT programs, and we have relationships with over 30 OEMs.

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

2018 Overview

Operations

Lower student population levels as we began 2018 and fewer new student starts during the period resulted in a decline of 5.8% in our average undergraduate full-time student enrollment to approximately 11,300 students for the three months ended December 31, 2017. We started approximately 1,300 students during the three months ended December 31, 2017, which was a decrease of 7.1% from the prior year comparable period.

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

In response to these challenges, we continue to focus on our key strategies. We continue to add and renew contracts with our OEM partners as well as other employers to provide career opportunities and tuition reimbursement for our graduates. We are seeking opportunities to expand into new geographic markets either organically or through strategic acquisitions, and plan to open a new campus in Bloomfield, New Jersey, in fall 2018. We recently began offering our associate level degree programs at our Rancho Cucamonga, California, Sacramento, California and Dallas/Ft. Worth, Texas campuses. Additionally, we began offering our welding program at our Avondale, Arizona campus in January 2018. We work to help students choose course and program structures that make getting an education more affordable and to balance our scholarship offerings with increased financial support from employers of our graduates. As part of our affordability initiatives, we are working to fine-tune our institutional scholarship and grant programs based on financial need, merit, or to assist in managing student loan debt, and we are working with employers to create comprehensive recruitment and retention strategies including tuition reimbursement programs for qualifying students and graduates. We are continuing our initiative designed to shift perceptions and build advocacy with key policy makers and influencers. Finally, we remain focused on operating our business as efficiently as possible and managing discretionary operating costs.

ED published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives. Specifically, ED reconsidered its previous interpretation and stated that its regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs.  Compensation based on enrolling students, however, continues to be prohibited. Please see further discussion in “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017. We have made adjustments to the compensation practices for our admissions representatives which we believe will be compliant with ED's November 2015 guidance. The transition period for the new compensation structure will continue through calendar year 2018. We will continue to evaluate other compensation options under these regulations and guidance.

Our revenues for the three months ended December 31, 2017 were $81.2 million, a decline of $3.0 million, or 3.6%, from the comparable period in the prior year. We had an operating loss of $3.6 million compared to operating income of $1.4 million for the same period in the prior year. The decline in our operating results was due primarily to the decrease in revenue and the increases in advertising, contract services and professional accounting services expenses, partially offset by a decrease in compensation expense. We incurred a net loss of $1.1 million compared to $1.7 million for the comparable period in the prior year.

Graduate Employment

Our consolidated graduate employment rate for our 2017 graduates during the three months ended December 31, 2017 is slightly higher than the rate at the same time in the prior year. The rate has improved for our Marine and Motorcycle programs and remained consistent for our Automotive and Diesel Technology program. The rate for our Collision Repair program declined slightly.

Regulatory Environment

Accreditation

In December 2017, we received formal notification from the Accrediting Commission of Career Schools and Colleges (ACCSC) granting continuing accreditation for our Sacramento, California campus.
In December 2017, we also received formal notification from ACCSC granting continuing accreditation with a stipulation for our Long Beach, California campus. As required by the stipulation, we submitted our response and a new leave of absence policy reflecting feedback received from ACCSC on January 22, 2018.
Regulation of Federal Student Financial Aid Programs
Gainful Employment. On January 19, 2018, ED announced the release of a new Gainful Employment Disclosure Template and provided institutions until April 6, 2018 to update disclosures for each of their gainful employment programs using the new template. ED made several modifications to the template including, among other things, to provide that: 1) institutions are no longer required to disclose room and board charges in the template, 2) institutions will not be required to disclose median earnings data in the template, and 3) institutions may add more than one accreditor job placement rate. ED’s January 19, 2018 electronic announcement also indicated that warning requirements are temporarily suspended for programs with an alternate earnings appeal currently under consideration by ED. Following the withdrawal or rejection of a program’s appeal, an institution has 30 days to revise its GE Disclosure Template to include the warning. As noted in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017, none of our programs is currently subject to the warning requirements based on the 2015 debt measurement year rates.

Program Participation Agreements. The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV Programs. Every educational institution seeking Title IV Program funding for its students must be certified to participate and is required to periodically renew this certification. Each institution must apply to ED for continued certification to participate in Title IV Programs before its current term of certification expires, or if it undergoes a change of control. The Program Participation Agreement (PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. All of our institutions’ current PPAs will expire on March 31, 2018. In accordance with ED guidance, we submitted materially complete applications for recertification prior to the December 31, 2017 deadline, which will allow our schools to continue to fully participate without interruption beyond the ordinary expiration date until ED makes a determination of recertification.

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

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2017	2016
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	54.3%	56.0%
Selling, general and administrative	50.2%	42.3%
Total operating expenses	104.5%	98.3%
Income (loss) from operations	(4.5)%	1.7%
Interest expense, net	(0.5)%	(0.9)%
Other income	0.1%	0.3%
Total other expense, net	(0.4)%	(0.6)%
Income (loss) before income taxes	(4.9)%	1.1%
Income tax expense (benefit)	(3.5)%	3.1%
Net loss	(1.4)%	(2.0)%
Preferred stock dividends	1.6%	1.6%
Loss available for distribution	(3.0)%	(3.6)%

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Revenues. Our revenues for the three months ended December 31, 2017 were $81.2 million, a decrease of $3.0 million, or 3.6%, as compared to revenues of $84.2 million for the three months ended December 31, 2016. Our average undergraduate full-time student enrollment decreased 5.8%, which resulted in a decrease in revenues of approximately $5.0 million. The decrease was partially offset by tuition rate increases of up to 2%, depending on the program. We recognized $1.8 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended December 31, 2017, as compared to $1.8 million recognized on a cash basis for the three months ended December 31, 2016. For additional discussion of the program and the change in revenue recognition resulting from our adoption of ASC 606, see Note 3 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2017 were $44.1 million, a decrease of $3.1 million as compared to $47.2 million for the three months ended December 31, 2016.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Salaries expense	$19,353	$21,332
Employee benefits and tax	3,985	4,375
Bonus expense	174	797
Stock-based compensation	—	44
Compensation and related costs	23,512	26,548
Occupancy costs	8,787	8,939
Depreciation and amortization expense	3,845	3,957
Other educational services and facilities expense	4,226	4,458
Supplies and maintenance	1,972	1,687
Tools and training aids expense	1,739	1,565
	$44,081	$47,154
Compensation and related costs decreased $3.0 million for the three months ended December 31, 2017:

•
Salaries expense decreased $2.0 million for the three months ended December 31, 2017. The decrease was largely attributable to a decrease in the number of employees needed to support our smaller average student population. Additionally, severance expense decreased by $0.9 million due to expense in the prior year period related to the November 2016 reduction in workforce.

•	Bonus expense decreased $0.6 million for the three months ended December 31, 2017. During the prior year period, we paid holiday bonuses to employees in lieu of annual merit increases.

•	Employee benefits and tax decreased $0.4 million for the three months ended December 31, 2017. The savings were primarily due to the lower employee headcount.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2017 were $40.7 million, an increase of $5.1 million as compared to $35.6 million for the three months ended December 31, 2016.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Salaries expense	$14,683	$14,464
Employee benefits and tax	3,394	3,129
Bonus expense	1,588	990
Stock-based compensation	359	504
Compensation and related costs	20,024	19,087
Advertising expense	10,611	9,168
Other selling, general and administrative expenses	5,820	4,695
Contract services expense	2,666	1,447
Professional accounting services expense	689	310
Depreciation and amortization expense	531	682
Bad debt expense	338	249
	$40,679	$35,638
Compensation and related costs increased $1.0 million for the three months ended December 31, 2017:

•
Bonus expense increased by $0.6 million for the three months ended December 31, 2017, primarily as a result of increased expense related to our graduate-based incentive compensation program for our admissions representatives, which was implemented in late 2016. Partially offsetting this increase was a decrease related to holiday bonuses paid to employees during the prior year in lieu of annual merit increases.

Advertising expense increased by $1.4 million for the three months ended December 31, 2017, in line with our budgeted spending for the period. The increase was attributable to a combination of new commercial production, spending to support the redesign of our website and increased spending on television.
Contract services expense increased by $1.2 million for the three months ended December 31, 2017. The increase is primarily attributable to our engagement of a top-tier consulting firm to advise on the optimization of our marketing and admissions processes. The diagnostic phase of the engagement concluded at the end of the quarter. We are currently evaluating potential next steps and related incremental investments.
Professional accounting services expense increased by $0.4 million due to our adoption of ASC 606 effective October 1, 2017.
Income taxes. Our income tax benefit for the three months ended December 31, 2017 was $2.8 million, or 71.4% of pre-tax loss, compared to an income tax expense of $2.6 million, or 294.6% of pre-tax income, for the three months ended December 31, 2016. As a result of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, we reversed approximately $2.8 million of the valuation allowance on our deferred tax assets during the three months ended December 31, 2017, as such assets are now offset by the deferred tax liability related to our goodwill before the full valuation allowance was applied to the deferred tax asset. See Note 10 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion. The effective income tax rate in each period also differed from the federal statutory tax rate as a result of state income taxes, net of related federal income tax benefits.

The Tax Cuts and Jobs Act eliminated the Net Operating Loss carrybacks. Therefore, we are not allowed to carryback the loss expected to be generated during our fiscal year ending September 30, 2018 to obtain a refund. Instead, we will now be able to carry forward the loss indefinitely and use the loss to offset taxable income generated in future years. We expect that the Tax Cuts and Jobs Act will have a significant positive impact to us in future years in which we have taxable income.

As discussed in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017, certain deductions and losses are subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.  The limitation may also cause the deductions and losses to expire unused.

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $1.3 million during each of the three months ended December 31, 2017 and 2016, respectively.

Loss available for distribution. Loss available for distribution refers to net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution for the three months ended December 31, 2017 of $2.5 million, as compared to $3.0 million for the three months ended December 31, 2016.

Non-GAAP Financial Measures

Our earnings before interest, tax, depreciation and amortization (EBITDA) for the three months ended December 31, 2017 were $0.8 million, as compared to $6.3 million for the three months ended December 31, 2016.

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

EBITDA reconciles to net loss as follows:

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Net loss	$(1,135)	$(1,724)
Interest expense, net	431	749
Income tax expense (benefit)	(2,829)	2,610
Depreciation and amortization(1)	4,376	4,639
EBITDA	$843	$6,274

(1)Includes depreciation of training equipment obtained in exchange for services of $0.3 million for each of the three months ended December 31, 2017 and 2016.

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

To the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $93.3 million as of December 31, 2017.

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

Operating Activities

Our cash used in operating activities was $2.6 million for the three months ended December 31, 2017 compared to $17.4 million for the three months ended December 31, 2016. The cash used in operating activities for the three months ended December 31, 2017 was primarily attributable to net loss of $1.1 million and a cash outflow of $3.1 million related to the change in our operating assets and liabilities, partially offset by adjustments of $1.6 million for non-cash and other items.

For the three months ended December 31, 2017, changes in our operating assets and liabilities resulted in cash outflows of $3.1 million and were primarily attributable to changes in accounts payable and accrued expenses and receivables. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $5.0 million. This decrease was primarily attributable to the timing of payroll and invoices. The increase in notes receivable resulted in a cash outflow of $3.0 million and was related to the activity from our proprietary loan program, as discussed in Notes 2 and 3 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q. The decrease in receivables resulted in a cash inflow of $5.9 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.

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

Investing Activities

During the three months ended December 31, 2017, cash provided by investing activities was $39.2 million. We had cash inflows from the proceeds of trading securities of $40.9 million. We had cash outflows of property and equipment of $2.5 million, primarily related to purchases of new and replacement training equipment for our ongoing operations. For the year ending September 30, 2018, we anticipate investing in capital expenditures in the range of $24 million to $25 million. Of this total, approximately $11 million is attributable to the property and equipment required to begin teaching classes at our Bloomfield, New Jersey campus, with an additional $4 million related to the expansion of programs at existing campuses.

During the three months ended December 31, 2016, cash provided by investing activities was $1.4 million. We had cash inflows of $0.7 million from proceeds received upon the maturity of investments. We had cash outflows for the purchase of property and equipment of $1.4 million, primarily related to purchases of new and replacement training equipment for our ongoing operations.

Financing Activities

During the three months ended December 31, 2017, cash used in financing activities was $0.3 million and related primarily to payments on our financing obligations.

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

Critical Accounting Policies and Estimates

Other than the accounting impacts resulting from our adoption of ASC 606, which are discussed in Notes 2 and 3 to our condensed consolidated financial statements within this Report on Form 10-Q, there were no significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 to our condensed consolidated financial statements within Part I, Item 1 of this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since September 30, 2017. For a discussion of our exposure to market risk, refer to our 2017 Annual Report on Form 10-K, filed with the SEC on December 1, 2017.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We implemented the new revenue recognition standard as of October 1, 2017. As a result, we made the following significant modifications to our internal controls, including changes to accounting policies and procedures, operational processes, and documentation practices:

•	Updated our policies and procedures related to recognizing revenue and added documentation processes related to meeting the new criteria for recognizing revenue.

•	Added controls for reviewing constrained variable consideration and reevaluating our significant contract judgments and estimates on a quarterly basis.

•
Added controls to address related required disclosures regarding revenue, including the disclosure of performance obligations and our significant judgments and estimates for determining the transaction price and when to recognize revenue.

Other than the items described above, there were no changes during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

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
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017, which could materially affect our business, financial condition or operating results. The risks described in this report and in our 2017 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of December 31, 2017, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the quarter ended December 31, 2017, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended December 31, 2017. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
October 1-31, 2017	—	$—	—	$—
November 1-30, 2017	—	$—	—	$—
December 1-31, 2017	983	$2.58	—	$—
Total	983	$2.58	—	$—

Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.
Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101
Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income (Loss); (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2018

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Kimberly J. Mcwaters
Kimberly J. McWaters
President and Chief Executive Officer