Form 10-Q
period 2018-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2018-05-04
CIK 1261654

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
For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 26, 2018, there were 25,185,474 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

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

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	September 30, 2017
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$82,245	$50,138
Restricted cash	13,081	14,822
Trading securities	—	40,020
Held-to-maturity investments	701	7,759
Receivables, net	12,284	15,197
Notes receivable, current portion	5,098	—
Prepaid expenses and other current assets	20,499	18,890
Total current assets	133,908	146,826
Property and equipment, net	109,163	106,664
Goodwill	9,005	9,005
Notes receivable, less current portion	33,702	—
Other assets	11,409	11,607
Total assets	$297,187	$274,102
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$44,300	$37,481
Deferred revenue	35,590	41,338
Accrued tool sets	2,774	2,764
Financing obligation, current portion	1,210	1,106
Income tax payable	—	490
Other current liabilities	3,418	3,210
Total current liabilities	87,292	86,389
Deferred tax liabilities, net	329	3,141
Deferred rent liability	6,587	6,887
Financing obligation	41,395	42,035
Other liabilities	10,096	9,874
Total liabilities	145,699	148,326
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,050,371 shares issued and 25,185,474 shares outstanding as of March 31, 2018 and 31,872,433 shares issued and 25,007,536 shares outstanding as of September 30, 2017	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of March 31, 2018 and September 30, 2017, liquidation preference of $100 per share	—	—
Paid-in capital - common	186,229	185,140
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 6,864,897 shares as of March 31, 2018 and September 30, 2017	(97,388)	(97,388)
Retained earnings (deficit)	(6,209)	(30,832)
Total shareholders’ equity	151,488	125,776
Total liabilities and shareholders’ equity	$297,187	$274,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenues	$80,663	$82,497	$161,819	$166,676
Operating expenses:
Educational services and facilities	45,817	44,834	89,898	91,988
Selling, general and administrative	43,666	36,976	84,345	72,614
Total operating expenses	89,483	81,810	174,243	164,602
Income (loss) from operations	(8,820)	687	(12,424)	2,074
Other income (expense):
Interest expense, net	(500)	(712)	(931)	(1,461)
Equity in earnings of unconsolidated affiliate	96	125	193	253
Other income, net	354	315	328	435
Total other expense, net	(50)	(272)	(410)	(773)
Income (loss) before income taxes	(8,870)	415	(12,834)	1,301
Income tax expense (benefit)	(37)	2,145	(2,866)	4,755
Net loss	$(8,833)	$(1,730)	$(9,968)	$(3,454)
Preferred stock dividends	1,295	1,295	2,618	2,618
Loss available for distribution	$(10,128)	$(3,025)	$(12,586)	$(6,072)

Loss per share:
Net loss per share - basic	$(0.40)	$(0.12)	$(0.50)	$(0.25)
Net loss per share - diluted	$(0.40)	$(0.12)	$(0.50)	$(0.25)
Weighted average number of shares outstanding:
Basic	25,057	24,666	25,032	24,645
Diluted	25,057	24,666	25,032	24,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(8,833)	$(1,730)	$(9,968)	$(3,454)
Other comprehensive loss (net of tax):
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes (1)	—	(6)	—	(9)
Comprehensive loss	$(8,833)	$(1,736)	$(9,968)	$(3,463)
(1)The tax effect during the three and six months ended March 31, 2018 and 2017 was not significant.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2017	31,872	$3	700	$—	$185,140	$68,853	6,865	$(97,388)	$(30,832)	$125,776
Cumulative-effect adjustment (see Note 3)	—	—	—	—	—	—	—	—	37,209	37,209
Net loss	—	—	—	—	—	—	—	—	(9,968)	(9,968)
Issuance of common stock under employee plans	182	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(4)	—	—	—	(11)	—	—	—	—	(11)
Stock-based compensation	—	—	—	—	1,100	—	—	—	—	1,100
Preferred stock dividends	—	—	—	—	—	—	—	—	(2,618)	(2,618)
Balance as of March 31, 2018	32,050	$3	700	$—	$186,229	$68,853	6,865	$(97,388)	$(6,209)	$151,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,968)	$(3,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,713	7,172
Amortization of assets subject to financing obligation	1,341	1,341
Bad debt expense	738	327
Stock-based compensation	1,100	1,435
Deferred income taxes	(2,812)	—
Equity in earnings of unconsolidated affiliates	(193)	(253)
Training equipment credits earned, net	2	(409)
Other gains, net	91	6
Changes in assets and liabilities:
Restricted cash	121	(11,102)
Receivables	3,552	2,748
Prepaid expenses and other assets	(2,117)	(426)
Notes receivable	(1,591)	—
Accounts payable and accrued expenses	4,539	(7,881)
Deferred revenue	(5,748)	(9,144)
Income tax payable/receivable	(1,866)	2,634
Accrued tool sets and other current liabilities	438	574
Deferred rent liability	(300)	(973)
Other liabilities	9	(229)
Net cash used in operating activities	(5,951)	(17,634)
Cash flows from investing activities:
Purchase of property and equipment	(7,613)	(3,929)
Proceeds from disposal of property and equipment	1	1
Purchase of investments	—	(9,671)
Proceeds received upon maturity of investments	7,043	1,642
Purchase of trading securities	(894)	—
Proceeds from sales of trading securities	40,902	—
Return of capital contribution from unconsolidated affiliate	165	241
Restricted cash: other	1,619	2,355
Net cash provided by (used in) investing activities	41,223	(9,361)
Cash flows from financing activities:
Payment of preferred stock cash dividend	(2,618)	(2,618)
Payment of financing obligation	(536)	(441)
Payment of payroll taxes on stock-based compensation through shares withheld	(11)	(7)
Net cash used in financing activities	(3,165)	(3,066)
Net increase (decrease) in cash and cash equivalents	32,107	(30,061)
Cash and cash equivalents, beginning of period	50,138	119,045
Cash and cash equivalents, end of period	$82,245	$88,984
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Six Months Ended March 31,
	2018	2017
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$1,812	$2,121
Interest paid	$1,665	$1,699
Training equipment obtained in exchange for services	$1,151	$716
Depreciation of training equipment obtained in exchange for services	$676	$648
Change in accrued capital expenditures during the period	$(2,280)	$88
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
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017.

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

Through our proprietary loan program, we, in substance, provide the students who participate in this program with extended payment terms for a portion of their tuition. Based on historical collection rates, we believe a portion of these loans are collectible, which results in a change in accounting due to our adoption of ASC 606 on October 1, 2017. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate. For additional discussion of this adoption, see Note 3.

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

Under the terms of the proprietary loan program, the bank originates loans for our students who meet our specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates ranging from approximately 7%-10%; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan. The repayment term is up to ten years.

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

All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $0.3 million for the three months ended March 31, 2018 and 2017, and approximately $0.6 million and $0.7 million for the six months ended March 31, 2018 and 2017, respectively.

Under ASC 606, the portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. Estimating the collection rate requires significant management judgment. The estimated amount is determined at the inception of the contract and we recognize the related revenue as the student progresses through school. Each reporting period, we update our assessment of the variable consideration associated with the proprietary loan program.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In 2016, the FASB issued further guidance that offers narrow scope improvements and clarifies certain implementation issues related to revenue recognition, including principal versus agent considerations and the identification of performance obligations and licensing. These additional updates have the same effective date.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily impacts the accounting for equity investments other than those accounted for using the equity method of accounting, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Additionally, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. Based on our current portfolio of investments in debt securities accounted for as held-to-maturity securities and investments made in equity securities accounted for as trading securities, the adoption of these standards is not expected to have a material impact on our financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 amends ASC 220 to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the "Tax Cuts and Jobs Act" and requires entities to provide certain disclosures regarding stranded tax effects. Early adoption is permitted. We do not expect this standard to have a material impact on our consolidated statements of comprehensive income or our consolidated statements of shareholder's equity.
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
We applied ASC 606 using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at October 1, 2017. Therefore, the comparative information has not been adjusted and continues to be reported under the prior guidance of ASC 605. The details of the significant changes and quantitative impact of the changes are disclosed in Note 3.
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
The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2018	September 30, 2017
Receivables, which includes Tuition and Notes Receivable	$44,009	$10,268
Contract liabilities	$35,590	$41,338

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

During the six months ended March 31, 2018, the contract liabilities balance included decreases for revenues recognized during the period and increases related to new students who started school during the period.
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
Impacts on Financial Statements
In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of income and balance sheets was as follows:

	March 31, 2018
	As Reported	Adjustments	Balance Without ASC 606 Adoption
Consolidated Balance Sheet Data:
Notes receivable, current portion	$5,098	$(5,098)	$—
Total current assets	133,908	(5,098)	128,810
Notes receivable, less current portion	33,702	(33,702)	—
Total assets	297,187	(38,800)	258,387

Deferred revenue	$35,590	$(1,977)	$33,613
Total current liabilities	87,292	(1,977)	85,315
Total liabilities	145,699	(1,977)	143,722
Retained earnings (deficit)	(6,209)	(36,823)	(43,032)
Total shareholders' equity	151,488	(36,823)	114,665
Total liabilities and shareholders' equity	297,187	(38,800)	258,387

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Balance Without ASC 606 Adoption
Consolidated Income Statement Data:
Revenues	80,663	533	81,196
Loss from operations	(8,820)	533	(8,287)
Loss before income taxes	(8,870)	533	(8,337)
Net loss	(8,833)	533	(8,300)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

	Six Months Ended March 31, 2018
	As Reported	Adjustments	Balance Without ASC 606 Adoption
Consolidated Income Statement Data:
Revenues	161,819	387	162,206
Loss from operations	(12,424)	387	(12,037)
Loss before income taxes	(12,834)	387	(12,447)
Net loss	(9,968)	387	(9,581)

5.  Investments

During 2017, we began investing in various bond funds. These investments are held principally for resale in the near term and are classified as trading securities. Trading securities are recorded at fair value based on the closing market price of the security. During the three months ended December 31, 2017, we liquidated our investment in trading securities; as a result, there was no unrealized gain on trading securities at March 31, 2018.
We also invest in held-to-maturity securities consisting of pre-funded municipal bonds, which are generally secured by escrowed-to-maturity U.S. Treasury notes. Municipal bonds represent debt obligations issued by states, cities, counties and other governmental entities, which earn interest that is exempt from federal income taxes. Held-to-maturity securities also include certificates of deposit issued by financial institutions and corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intention to hold our investments until maturity and therefore classify these investments as held-to-maturity and report them at amortized cost.

Amortized cost and fair value for investments classified as held-to-maturity at March 31, 2018 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Corporate bonds	$701	$—	$(2)	$699
	$701	$—	$(2)	$699

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2017 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Corporate bonds	$7,759	$—	$(4)	$7,755
	$7,759	$—	$(4)	$7,755

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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$57,610	$57,610	$—	$—
Notes receivable	38,800	—	—	38,800
Corporate bonds	701	501	200	—
Total assets at fair value on a recurring basis	$97,111	$58,111	$200	$38,800

		Fair Value Measurements Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$40,020	$40,020	$—	$—
Money market funds	39,569	39,569	—	—
Corporate bonds	7,755	7,755	—	—
Total assets at fair value on a recurring basis	$87,344	$87,344	$—	$—

Notes receivable relate to our proprietary loan program. See Notes 2 and 3 for additional discussion.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

7.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	March 31, 2018	September 30, 2017
Land	—	$3,189	$3,189
Buildings and building improvements	30-35	80,169	79,712
Leasehold improvements	1-28	42,522	41,825
Training equipment	3-10	96,035	94,817
Office and computer equipment	3-10	36,561	36,458
Curriculum development	5	19,668	19,713
Software developed for internal use	1-5	12,251	11,772
Vehicles	5	1,280	1,269
Construction in progress	—	7,071	1,599
		298,746	290,354
Less accumulated depreciation and amortization		(189,583)	(183,690)
		$109,163	$106,664

The following amounts, which are included in the above table, represent assets financed by financing obligations resulting from the build-to-suit arrangements at our Lisle, Illinois and Long Beach, California campuses:

	March 31, 2018	September 30, 2017
Assets financed by financing obligations, gross	$45,816	$45,816
Less accumulated depreciation and amortization	(10,185)	(8,844)
Assets financed by financing obligations, net	$35,631	$36,972

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
Investment in unconsolidated affiliate consisted of the following:

	March 31, 2018		September 30, 2017
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,140	27.972%	$4,112	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Six Months Ended March 31,
	2018	2017
Balance at beginning of period	$4,112	$4,036
Equity in earnings of unconsolidated affiliates	193	253
Return of capital contribution from unconsolidated affiliates	(165)	(241)
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes	—	(9)
Balance at end of period	$4,140	$4,039

9.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	March 31, 2018	September 30, 2017
Accounts payable	$6,728	$9,515
Accrued compensation and benefits	20,850	16,612
Other accrued expenses	16,722	11,354
	$44,300	$37,481

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

During the three months ended March 31, 2016, there were several pieces of negative evidence that contributed to our conclusion that a valuation allowance was appropriate against all deferred tax assets that rely

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

upon future taxable income for their realization. As a result of our assessment, we recorded a full valuation allowance during the three months ended March 31, 2016. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth. We continue to have a full valuation allowance as of March 31, 2018 and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

Our U.S. federal income tax return for fiscal year 2015 is no longer under review by the Internal Revenue Service.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was enacted. The Act makes significant changes to U.S. tax laws, including the following that are expected to be impactful to us: lower corporate tax rates; limitations on the amount of net operating losses that can be used to offset income beginning with our fiscal year ending September 30, 2019; the elimination of net operating loss carrybacks and the allowance of indefinite loss carryforwards; and the immediate expensing of short-lived capital investment, such as machinery and equipment.

We have adjusted our deferred tax liabilities and deferred tax assets, and the corresponding valuation allowance, for the expected impact of the provisions of the Act. As our net operating losses can now be carried forward indefinitely, our related deferred tax asset can be offset with the deferred tax liability related to goodwill, before a full valuation allowance was applied to the deferred tax asset. As a result of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, we reversed approximately$2.8 million of the valuation allowance on our deferred tax assets during the three months ended December 31, 2017, as such assets are now offset by the deferred tax liability related to our goodwill before the full valuation allowance was applied to the deferred tax asset.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The components of income tax expense are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Current expense (benefit)
Federal	$(3)	$1,708	$(6)	$3,935
State	(34)	437	(48)	820
Total current expense (benefit)	(37)	2,145	(54)	4,755
Deferred expense
Federal	—	—	(2,878)	—
State	—	—	66	—
Total deferred expense	—	—	(2,812)	—
Total provision for income taxes	$(37)	$2,145	$(2,866)	$4,755

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 24.5% to pre-tax loss for the three and six months ended March 31, 2018 and 35% to pre-tax income for the three and six months ended March 31, 2017. The reasons for the differences are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Income tax expense (benefit) at statutory rate	$(1,724)	$145	$(2,695)	$455
State income taxes (benefits), net of federal tax benefit	(434)	119	(607)	226
Increase in valuation allowance	2,205	1,874	369	4,013
Other, net	(84)	7	67	61
Total income tax expense (benefit)	$(37)	$2,145	$(2,866)	$4,755

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The components of the deferred tax assets (liabilities) recorded in the accompanying condensed consolidated balance sheets were as follows:

	March 31, 2018	September 30, 2017

Gross deferred tax assets:
Deferred compensation	$1,341	$1,976
Reserves and accruals	3,893	5,017
Accrued tool sets	731	1,111
Deferred revenue	7,888	27,056
Deferred rent liability	224	455
Net operating losses and tax credit carryforwards	3,131	416
Depreciation and amortization of property and equipment	2,739	3,151
Charitable contribution carryovers	620	665
Deductions limited by Section 382	658	943
Valuation allowance	(17,731)	(38,407)
Total gross deferred tax assets	3,494	2,383
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(2,056)	(3,141)
Prepaid and other expenses deductible for tax	(1,767)	(2,383)
Total gross deferred tax liabilities	(3,823)	(5,524)
Net deferred tax liabilities	$(329)	$(3,141)

The following table summarizes the activity for the valuation allowance for the six months ended March 31, 2018:

Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Reassessment of Deferred Tax Assets (1)	Balance at End of Period
$38,407	$369	$(21,045)	$17,731

(1) Of this total, approximately $9.6 million relates to our adoption of ASC 606 as of October 1, 2017, and approximately $11.4 million relates to the impact of the Tax Cuts and Jobs Act.

11.   Commitments and Contingencies
Consulting Agreement

On March 16, 2018, we entered into a consulting agreement with a top-tier consulting firm to provide consulting services related to a strategic transformation plan. The consulting services cover marketing, admissions, future student processing, retention and cost savings initiatives. The agreement is effective through September 30, 2020 unless terminated earlier in accordance with contract terms. Under the terms of the agreement, we will pay an aggregate of $9.3 million over a 16 month period beginning in March 2018. Additionally, the consulting firm is eligible to earn an additional fee of up to approximately $4.7 million based on revenue sharing and cost savings sharing as defined in a mutually-agreeable statement of work.

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

Operating Leases

In October 2017, we entered into lease agreements for a new campus in Bloomfield, New Jersey, which is expected to open in fall 2018. The leases have an initial term of approximately 12 years. We determined the leases are operating leases. Future minimum lease payments as of March 31, 2018 are as follows:

Years ending September 30,
2018	$—
2019	1,353
2020	1,826
2021	1,862
2022	1,900
Thereafter	17,204
$24,145

Proprietary Loan Program

As discussed in Note 2, we have established a private loan program with a bank under which we ultimately purchase the loans originated by the bank. As of March 31, 2018, we had committed to provide loans to our students for approximately $156.2 million since inception.

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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of March 31, 2018 and September 30, 2017, 700,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at March 31, 2018.

Pursuant to the terms of the Securities Purchase Agreement, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $2.6 million on March 28, 2018.

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the six months ended March 31, 2018. As of March 31, 2018, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Securities Purchase Agreement, future stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

13.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, which occurred on June 24, 2016, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic income (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. Accordingly, the two-class method was not applicable for the three and six months ended March 31, 2018 and 2017.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Diluted net income per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted net loss amounts are the same for the three and six months ended March 31, 2018 and 2017 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. The following table summarizes the computation of basic and diluted loss per share under the as-converted method:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Loss available for distribution	$(10,128)	$(3,025)	$(12,586)	$(6,072)

Weighted average number of shares
Basic shares outstanding	25,057	24,666	25,032	24,645
Dilutive effect related to employee stock plans	—	—	—	—
Diluted shares outstanding	25,057	24,666	25,032	24,645

Net loss per share - basic	$(0.40)	$(0.12)	$(0.50)	$(0.25)
Net loss per share - diluted	$(0.40)	$(0.12)	$(0.50)	$(0.25)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Outstanding stock-based grants	502	645	427	705
Convertible preferred stock	21,021	21,021	21,021	21,021
	21,523	21,666	21,448	21,726

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
Summary information by reportable segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenues
Postsecondary Education	$76,253	$78,170	$153,597	$158,714
Other	4,410	4,327	8,223	7,962
Intersegment eliminations	—	—	(1)	—
Consolidated	$80,663	$82,497	$161,819	$166,676
Income (loss) from operations
Postsecondary Education	$(8,251)	$1,125	$(11,031)	$3,222
Other	(569)	(438)	(1,393)	(1,148)
Consolidated	$(8,820)	$687	$(12,424)	$2,074
Depreciation and amortization(1)
Postsecondary Education	$3,925	$4,132	$7,863	$8,340
Other	96	72	191	173
Consolidated	$4,021	$4,204	$8,054	$8,513
Net loss
Postsecondary Education	$(8,433)	$(1,868)	$(8,873)	$(3,414)
Other	(400)	138	(1,095)	(40)
Consolidated	$(8,833)	$(1,730)	$(9,968)	$(3,454)

			March 31, 2018	September 30, 2017
Goodwill
Postsecondary Education			$8,222	$8,222
Other			783	783
Consolidated			$9,005	$9,005
Total assets
Postsecondary Education			$289,137	$266,370
Other			8,050	7,732
Consolidated			$297,187	$274,102
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million for each of the three months ended March 31, 2018 and 2017 and of $0.7 million and $0.6 million for each of the six months ended March 31, 2018 and 2017, respectively.

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
In December 2017, we also received formal notification from ACCSC granting continuing accreditation with a stipulation for our Long Beach, California campus. As required by the stipulation, we submitted our response which included a new leave of absence policy reflecting feedback received from ACCSC on January 22, 2018. On February 23, 2018, we received formal notification from ACCSC that we had satisfied the requirements of the stipulation.
Regulation of Federal Student Financial Aid Programs
Gainful Employment. On January 19, 2018, ED announced the release of a new Gainful Employment Disclosure Template and provided institutions until April 6, 2018 to update disclosures for each of their gainful employment programs using the new template. ED made several modifications to the template, including, among other things, to provide that institutions: 1) are no longer required to disclose room and board charges in the template, 2) will not be required to disclose median earnings data in the template, and 3) may add more than one accreditor job placement rate. As noted in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017, none of our programs are currently subject to any student warning requirements. We have updated our disclosures using the new template to comply with the April 6, 2018 deadline.

On March 16, 2018, ED announced that it intends to issue completer lists to schools in Spring 2018, which is the first step toward generating the data for calculating new gainful employment rates. ED indicated in the announcement that schools will have 45 days to submit corrections to the information included in the completer lists.

Program Participation Agreements. The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV Programs. Every educational institution seeking Title IV Program funding for its students must be certified to participate and is required to periodically renew this certification. Each institution must apply to ED for continued certification to participate in Title IV Programs before its current term of certification expires, or if it undergoes a change of control. The Program Participation Agreement (PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. All of our institutions’ PPAs expired on March 31, 2018. In accordance with ED guidance, we submitted materially complete applications for recertification prior to the December 31, 2017 deadline, which allows our schools to continue to participate without interruption beyond the ordinary expiration date as we await ED’s determination of recertification. On April 25, 2018 ED notified us that they completed their review of our Houston, TX institution, which also includes our campuses in Dallas/Fort Worth, TX and Exton, PA, and granted a 4-year renewal of our PPA.

Negotiated Rulemaking on Borrower Defenses, Financial Responsibility & Gainful Employment. As noted in our 2017 Annual Report on Form 10-K, on June 16, 2017, the Department published a notice in the Federal Register announcing their intention to establish negotiated rulemaking committees to prepare proposed regulations for the Federal Student Aid programs authorized under the HEA. Specifically, one committee was convened to develop proposed regulations to revise the November 2016 regulations on borrower defenses to repayment of federal student loans and other matters, wherein a subcommittee was formed to review and revise the Financial Responsibility regulations. Another separate committee of negotiators convened to develop proposed regulations to revise the gainful employment regulations published by the Department on October 31, 2014.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Negotiated Rulemaking sessions on Borrower Defenses and Financial Responsibility commenced on November 13, 2017 and concluded on February 15, 2018 without consensus. The Gainful Employment negotiation sessions began on December 4, 2017 and concluded on March 15, 2018, also without committee consensus. Given the lack of committee consensus on these topics, ED may develop proposed regulations using language developed during the negotiations as the basis for the proposed regulations, or develop proposed regulations using language ED deems appropriate. ED is expected to issue proposed regulations during the first half of 2018 for public comment, but has not established a final schedule for publication of proposed or final regulations. Any regulations published in final form by November 1, 2018 typically would take effect in July 1, 2019.

Compliance with Regulatory Standards. As described in our 2017 Annual Report, in connection with the issuance of our Series A Preferred Stock, effective July 15, 2016 ED requested the submission of bi-weekly cash flow projection reports and a monthly student roster. On February 28, 2018, ED notified us that the cash flow projection reports would be required on a monthly basis instead of the previously requested bi-weekly basis. This special reporting will continue until we are otherwise notified by ED.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Report on Form 10-Q and those in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2017 Annual Report on Form 10-K and included in Part II, Item 1A of this Report on Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time enrollment and graduates. We recently began offering undergraduate diploma programs for welding and CNC machining. We offer certificate, diploma or undergraduate degree programs at 12 campuses across the United States. We also offer manufacturer specific advanced training programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 52 years.

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

2018 Overview

Operations

Lower student population levels as we began 2018 and fewer new student starts during the period resulted in a decline of 5.2% in our average undergraduate full-time student enrollment to 10,823 students for the six months ended March 31, 2018. We started 3,135 students during the six months ended March 31, 2018, which was a decrease of 3.5% from the prior year comparable period.

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

In March 2018, we announced a multi-year transformation plan that will be implemented over the next 12 to 18 months, with significant benefits to our financial performance expected beginning in the year ending September 30, 2019. This plan follows a comprehensive evaluation of our business by a top-tier consulting firm, which identified opportunities for growth with select investments in marketing, admissions and student services. In addition to the transformation plan, we continue to focus on existing key strategies, including:

•	Expanding into new geographic markets either organically or through strategic acquisitions; we plan to open a new campus in Bloomfield, New Jersey in fall 2018;

•	Offering new programs, such as opening our Welding program at our Avondale, Arizona campus in January 2018, and offering associate level degree programs at additional campus locations;

•	Adding and renewing contracts with OEM partners and other employers to provide career opportunities and tuition reimbursement for our graduates;

•	Identifying and executing on a variety of affordability initiatives, including employer financial support and institutional scholarships and grants; and

•	Shifting perceptions and building advocacy with key policy makers and influencers.

ED published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives. Specifically, ED reconsidered its previous interpretation and stated that its regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs.  Compensation based on enrolling students, however, continues to be prohibited. Please see further discussion in “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017. We have made adjustments to the compensation practices for our admissions representatives, which we believe will be compliant with ED's November 2015 guidance. The transition period for the new compensation structure will continue through calendar year 2018. We will continue to evaluate other compensation options under these regulations and guidance.

Our revenues for the three months ended March 31, 2018 were $80.7 million, a decline of $1.8 million, or 2.2%, from the comparable period in the prior year. We had an operating loss of $8.8 million compared to operating income of $0.7 million for the same period in the prior year. The decline in our operating results was due primarily to the decrease in revenue and increases in compensation costs, contract services and advertising. We incurred a net loss of $8.8 million compared to $1.7 million for the comparable period in the prior year.

Our revenues for the six months ended March 31, 2018 were $161.8 million, a decline of $4.9 million, or 2.9%, from the comparable period in the prior year. We had an operating loss of $12.4 million compared to operating income of $2.1 million for the same period in the prior year. The decline in our operating results was due primarily to the decrease in revenue and increases in contract services, advertising, compensation costs, supplies and maintenance and professional accounting service expenses. We incurred a net loss of $10.0 million compared to $3.5 million for the comparable period in the prior year.

Graduate Employment

Our consolidated graduate employment rate for our 2017 graduates during the six months ended March 31, 2018 is slightly higher than the rate at the same time in the prior year. The rate has improved for our Marine and Motorcycle programs and remained consistent for our Automotive and Diesel Technology program and for our Collision Repair program.

Regulatory Environment

Accreditation

In December 2017, we received formal notification from the Accrediting Commission of Career Schools and Colleges (ACCSC) granting continuing accreditation for our Sacramento, California campus.
In December 2017, we also received formal notification from ACCSC granting continuing accreditation with a stipulation for our Long Beach, California campus. As required by the stipulation, we submitted our response which included a new leave of absence policy reflecting feedback received from ACCSC on January 22, 2018. On February 23, 2018, we received formal notification from ACCSC that we had satisfied the requirements of the stipulation.
Regulation of Federal Student Financial Aid Programs
Gainful Employment. On January 19, 2018, ED announced the release of a new Gainful Employment Disclosure Template and provided institutions until April 6, 2018 to update disclosures for each of their gainful employment programs using the new template. ED made several modifications to the template, including, among other things, to provide that institutions: 1) are no longer required to disclose room and board charges in the template, 2) will not be required to disclose median earnings data in the template, and 3) may add more than one accreditor job placement rate. As noted in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017, none of our programs are currently subject to any student warning requirements. We have updated our disclosures using the new template to comply with the April 6, 2018 deadline.

On March 16, 2018, ED announced that it intends to issue completer lists to schools in Spring 2018, which is the first step toward generating the data for calculating new gainful employment rates. ED indicated in the announcement that schools will have 45 days to submit corrections to the information included in the completer lists. We cannot predict the timeline under which any new gainful employment rates would be issued.

Program Participation Agreements. The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV Programs. Every educational institution seeking Title IV Program funding for its students must be certified to participate and is required to periodically renew this certification. Each institution must apply to ED for continued certification to participate in Title IV Programs before its current term of certification expires, or if it undergoes a change of control. The Program Participation Agreement (PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. All of our institutions’ PPAs expired on March 31, 2018. In accordance with ED guidance, we submitted materially complete applications for recertification prior to the December 31, 2017 deadline, which allows our schools to continue to participate without interruption beyond the ordinary expiration date as we await ED’s determination of recertification. On April 25, 2018 ED notified us that they completed their review of our Houston, TX institution, which also includes our campuses in Dallas/Fort Worth, TX and Exton, PA, and granted a 4-year renewal of our PPA.

Negotiated Rulemaking on Borrower Defenses, Financial Responsibility & Gainful Employment. As noted in our 2017 Annual Report on Form 10-K, on June 16, 2017, the Department published a notice in the Federal

Register announcing their intention to establish negotiated rulemaking committees to prepare proposed regulations for the Federal Student Aid programs authorized under the HEA. Specifically, one committee was convened to develop proposed regulations to revise the November 2016 regulations on borrower defenses to repayment of federal student loans and other matters, wherein a subcommittee was formed to review and revise the Financial Responsibility regulations. Another separate committee of negotiators convened to develop proposed regulations to revise the gainful employment regulations published by the Department on October 31, 2014.

Negotiated Rulemaking sessions on Borrower Defenses and Financial Responsibility commenced on November 13, 2017 and concluded on February 15, 2018 without consensus. The Gainful Employment negotiation sessions began on December 4, 2017 and concluded on March 15, 2018, also without committee consensus. Given the lack of committee consensus on these topics, ED may develop proposed regulations using language developed during the negotiations as the basis for the proposed regulations, or develop proposed regulations using language ED deems appropriate. ED is expected to issue proposed regulations during the first half of 2018 for public comment, but has not established a final schedule for publication of proposed or final regulations. Any regulations published in final form by November 1, 2018 typically would take effect in July 1, 2019, but we cannot provide any assurances as to the timing or content of any such regulations. Additionally, we are closely monitoring ED's activities concerning changes to GAAP accounting and the resulting impact to ED's financial responsibility standards.

Compliance with Regulatory Standards. As described in our 2017 Annual Report, in connection with the issuance of our Series A Preferred Stock, effective July 15, 2016 ED requested the submission of bi-weekly cash flow projection reports and a monthly student roster. On February 28, 2018, ED notified us that the cash flow projection reports would be required on a monthly basis instead of the previously requested bi-weekly basis. This special reporting will continue until we are otherwise notified by ED.

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

We expect our operating expenses will range between $348 million and $353 million, resulting in an an operating loss of between $28 million and $33 million and negative EBITDA. This includes approximately $4 million in consulting fees and $4 million for incremental marketing and internal resources related to our transformation plan. The operating loss is a result of the lower total revenue expected in 2018 as compared to 2017, along with the financial impact of opening our Bloomfield, New Jersey campus that is expected to open in fall 2018, our planned investments in marketing and admissions to support start growth and the planned expansion of our welding program.

Capital expenditures are expected to be between $24 million and $25 million, including $11 million for our Bloomfield, New Jersey campus that is expected to open in fall 2018; approximately $4 million to expand our welding program to two additional campuses; $7 million for new and replacement equipment for our existing campuses; and approximately $2.5 million for real estate consolidation. We expect our efforts to rationalize our real estate footprint will provide net cost savings of $2.5 million to $3.0 million on an annualized basis starting in 2019.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	56.8%	54.3%	55.6%	55.2%
Selling, general and administrative	54.1%	44.8%	52.1%	43.6%
Total operating expenses	110.9%	99.1%	107.7%	98.8%
Income (loss) from operations	(10.9)%	0.9%	(7.7)%	1.2%
Interest expense, net	(0.6)%	(0.9)%	(0.6)%	(0.9)%
Other income	0.5%	0.5%	0.4%	0.5%
Total other expense, net	(0.1)%	(0.4)%	(0.2)%	(0.4)%
Income (loss) before income taxes	(11.0)%	0.5%	(7.9)%	0.8%
Income tax expense (benefit)	—%	2.6%	(1.7)%	2.9%
Net loss	(11.0)%	(2.1)%	(6.2)%	(2.1)%
Preferred stock dividends	1.6%	1.6%	1.6%	1.6%
Loss available for distribution	(12.6)%	(3.7)%	(7.8)%	(3.7)%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 and Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Revenues. Our revenues for the three months ended March 31, 2018 were $80.7 million, a decrease of $1.8 million, or 2.2%, as compared to revenues of $82.5 million for the three months ended March 31, 2017. Our average undergraduate full-time student enrollment decreased 4.4%, which resulted in a decrease in revenues of approximately $3.6 million. The decrease was partially offset by tuition rate increases of up to 2%, depending on the program. We recognized $1.5 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended March 31, 2018, as compared to $2.1 million recognized on a cash basis for the three months ended March 31, 2017. For additional discussion of the program and the change in revenue recognition resulting from our adoption of ASC 606, see Note 3 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q.

Our revenues for the six months ended March 31, 2018 were $161.8 million, a decrease of $4.9 million, or 2.9%, as compared to revenues of $166.7 million for the six months ended March 31, 2017. Our average undergraduate full-time student enrollment decreased 5.2%, which resulted in a decrease in revenues of approximately $8.5 million. Additionally, revenues were impacted by an increase in tuition discounts from $5.4 million for the six months ended March 31, 2017 to $6.9 million for the six months ended March 31, 2018. The increase is primarily attributable to our institutional grant program, which began in May 2017. The decreases were partially offset by tuition rate increases of up to 2%, depending on the program. We recognized $3.3 million on an accrual basis related to revenues and interest under our proprietary loan program for the six months ended March 31, 2018, as compared to $3.9 million recognized on a cash basis for the six months ended March 31, 2017. Revenues for our Long Beach, California campus, which opened in August 2015, were $10.5 million for the six months ended March 31, 2018 as compared to $8.7 million for the six months ended March 31, 2017.

Educational services and facilities expenses. Our educational services and facilities expenses for the three and six months ended March 31, 2018 were $45.8 million and $89.9 million, respectively. This represents an increase of $1.0 million and a decrease of $2.1 million, respectively, as compared to $44.8 million and $92.0 million, respectively, for the three and six months ended March 31, 2017.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Salaries expense	$19,965	$20,194	$39,318	$41,526
Employee benefits and tax	4,364	4,083	8,349	8,458
Bonus expense	121	97	295	893
Stock-based compensation	—	45	—	89
Compensation and related costs	24,450	24,419	47,962	50,966
Occupancy costs	9,127	8,834	17,914	17,773
Depreciation and amortization expense	3,810	3,828	7,655	7,785
Other educational services and facilities expense	4,410	4,142	8,636	8,601
Supplies and maintenance	2,194	1,819	4,166	3,506
Tools and training aids expense	1,826	1,792	3,565	3,357
	$45,817	$44,834	$89,898	$91,988
Compensation and related costs increased $0.1 million and decreased $3.0 million for the three and six months ended March 31, 2018, respectively:

•
Salaries expense decreased $0.2 million and $2.2 million for the three and six months ended March 31, 2018, respectively. The decrease was largely attributable to a decrease in the number of employees needed to support our smaller average student population. Additionally, severance expense decreased by $0.9 million due to expense in the prior year period related to the November 2016 reduction in workforce.

•	Bonus expense decreased $0.6 million for the six months ended March 31, 2018. During the prior year period, we paid holiday bonuses to employees in lieu of annual merit increases.

•	Employee benefits and tax increased $0.3 million for the three months ended March 31, 2018 due to an increase in self-insurance medical claims compared to the prior year.
Supplies and maintenance increased by $0.4 million and $0.7 million for the three and six months ended March 31, 2018, respectively, primarily due to real estate consolidation efforts at our Houston, Texas campus as well as other maintenance activities.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three and six months ended March 31, 2018 were $43.7 million and $84.3 million, respectively. This represents increases of $6.7 million and $11.7 million, respectively, as compared to $37.0 million and $72.6 million for the three and six months ended March 31, 2017.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Salaries expense	$14,899	$14,734	$29,582	$29,198
Employee benefits and tax	3,958	3,181	7,352	6,310
Bonus expense	2,831	198	4,419	1,188
Stock-based compensation	791	892	1,150	1,396
Compensation and related costs	22,479	19,005	42,503	38,092
Advertising expense	11,558	10,651	22,169	19,819
Other selling, general and administrative expenses	5,871	5,252	11,691	9,946
Contract service expense	2,219	972	4,885	2,419
Professional accounting services expense	594	324	1,283	635
Depreciation and amortization expense	545	694	1,076	1,376
Bad debt expense	400	78	738	327
	$43,666	$36,976	$84,345	$72,614
Compensation and related costs increased $3.5 million and $4.4 million for the three and six months ended March 31, 2018, respectively:

•
Bonus expense increased by $2.6 million and $3.2 million for the three and six months ended March 31, 2018, primarily as a result of increased expense related to our graduate-based incentive compensation program for our admissions representatives. The transition period for our admissions compensation structure will continue through calendar year 2018. Additionally, expense for our management bonus plan was higher in 2018; during the three months ended March 31, 2017, we recorded an adjustment to reflect anticipated minimal attainment on this plan. Partially offsetting this increase was a decrease related to holiday bonuses paid to employees during the prior year in lieu of annual merit increases.

•
Employee benefits and tax increased $0.8 million and $1.1 million for the three and six months ended March 31, 2018, respectively, as a result of an increase in self-insurance medical claims as compared to the prior year.

Advertising expense increased by $0.9 million and $2.4 million for the three and six months ended March 31, 2018, respectively. The increase is in line with our budgeted spending for the period and was attributable to new strategies to increase brand awareness and to target potential students at specific campus locations.
Contract services expense increased by $1.2 million and $2.5 million for the three and six months ended March 31, 2018, respectively. The increase is primarily attributable to our engagement of a top-tier consulting firm to advise on the optimization of our marketing and admissions processes. We have engaged this consulting firm to assist in the implementation of our transformation plan discussed above.
Professional accounting services expense increased by $0.3 million and $0.7 million for the three and six months ended March 31, 2018, respectively, due to our adoption of ASC 606 effective October 1, 2017.

Income taxes. Our income tax benefit for the three months ended March 31, 2018 was less than $0.1 million, or 0.4% of pre-tax loss, compared to an income tax expense of $2.1 million, or 516.9% of pre-tax income, for the three months ended March 31, 2017. Our provision for income taxes for the six months ended March 31, 2018 was $2.9 million, or 22.3% of pre-tax income, compared to $4.8 million, or 365.5% of pre-tax loss, for the six months ended March 31, 2017. As a result of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, we reversed approximately $2.8 million of the valuation allowance on our deferred tax assets during the three months ended December 31, 2017, as such assets are now offset by the deferred tax liability related to our goodwill before the full valuation allowance was applied to the deferred tax asset. See Note 10 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion. The effective income tax rate in each period also differed from the federal statutory tax rate as a result of state income taxes, net of related federal income tax benefits.

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

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $1.3 million and $2.6 million during the three and six months ended March 31, 2018, respectively, as compared to $1.3 million and $2.6 million, during the three and six months ended March 31, 2017, respectively.

Loss available for distribution. Loss available for distribution refers to net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution for the three and six months ended March 31, 2018 of $10.1 million and $12.6 million, respectively, as compared to $3.0 million and $6.1 million for the three and six months ended March 31, 2017, respectively.

Non-GAAP Financial Measures

Our earnings (loss) before interest, tax, depreciation and amortization (EBITDA) for the three and six months ended March 31, 2018 were $(4.0) million and $(3.2) million, respectively, as compared to $5.6 million and $11.9 million for the three and six months ended March 31, 2017, respectively.

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

EBITDA reconciles to net loss as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(8,833)	$(1,730)	$(9,968)	$(3,454)
Interest expense, net	500	712	931	1,461
Income tax expense (benefit)	(37)	2,145	(2,866)	4,755
Depreciation and amortization(1)	4,355	4,522	8,731	9,161
EBITDA	$(4,015)	$5,649	$(3,172)	$11,923

(1)Includes depreciation of training equipment obtained in exchange for services of $0.3 million for each of the three months ended March 31, 2018 and 2017 and of $0.7 million and $0.6 million for the six months ended March 31, 2018 and 2017, respectively.

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

To the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $82.9 million as of March 31, 2018.

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

Operating Activities

Our cash used in operating activities was $6.0 million for the six months ended March 31, 2018 compared to $17.6 million for the six months ended March 31, 2017.

For the six months ended March 31, 2018, changes in our operating assets and liabilities resulted in cash outflows of $3.0 million and were primarily attributable to changes in deferred revenue, accounts payable and accrued expenses, prepaid and other current assets and receivables. The decrease in deferred revenue resulted in a cash outflow of $5.7 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at March 31, 2018 compared to September 30, 2017. The increase in accounts payable and accrued expenses resulted in a cash inflow of $4.5 million, and was primarily attributable to higher expected attainment for bonus compared to last year. The decrease in receivables resulted in a cash inflow of $3.6 million, and was primarily attributable to the timing of Title IV disbursements. The increase in prepaid expenses and other current assets resulted in a cash outflow of $2.1 million primarily related to the timing of payments for prepaid services. The change in income tax from a payable to a receivable position resulted in a cash outflow of $1.9 million and was primarily due to the timing of tax payments and refunds. The increase in notes receivable resulted in a cash outflow of $1.6 million and was related to the activity from our proprietary loan program, as discussed in Notes 2 and 3 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q.

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

Investing Activities

During the six months ended March 31, 2018, cash provided by investing activities was $41.2 million. We had cash inflows of $40.9 from the proceeds of trading securities and of $7.0 million from proceeds received upon the maturity of investments. We had cash outflows of $7.6 million for property and equipment, primarily related to purchases of new and replacement training equipment for our ongoing operations. For the year ending September 30, 2018, we anticipate investing in capital expenditures in the range of $24 million to $25 million. Of this total, approximately $11 million is attributable to the property and equipment required to begin teaching classes at our Bloomfield, New Jersey campus, with an additional $4 million related to the expansion of programs at existing campuses.

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

Financing Activities

During the six months ended March 31, 2018, cash used in financing activities was $3.2 million and related primarily to the payment of a semi-annual preferred stock dividend on March 28, 2018, totaling approximately $2.6 million.

During the six months ended March 31, 2017, cash used in financing activities was $3.1 million and related primarily to the payment of a semi-annual preferred stock dividend on March 28, 2017, totaling approximately $2.6 million.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 to our condensed consolidated financial statements within Part I, Item 1 of this Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since September 30, 2017. For a discussion of our exposure to market risk, refer to our 2017 Annual Report on Form 10-K, filed with the SEC on December 1, 2017.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2018 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Other than the items described above, there were no changes during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
In addition to the other information set forth in this Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017, which could materially affect our business, financial condition or operating results. The risks described in this Report on Form 10-Q and in our 2017 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of March 31, 2018, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the quarter ended March 31, 2018, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended March 31, 2018. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
January 1-31, 2018	—	$—	—	$—
February 1-28, 2018	1,532	$2.60	—	$—
March 1-31, 2018	4,944	$2.69	—	$—
Total	6,476	$—	—	$—

Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.
Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Number	Description
10.1
Consulting Agreement, dated as of March 16, 2018, by and between the Registrant and McKinsey & Company, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 22, 2018.)

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
101
Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income (Loss); (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2018

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Kimberly J. Mcwaters
Kimberly J. McWaters
President and Chief Executive Officer