Form 10-Q
period 2018-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2018-08-08
CIK 1261654

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
For the quarterly period ended June 30, 2018

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
16220 North Scottsdale Road, Suite 500
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 27, 2018, there were 25,186,995 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

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

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2018	September 30, 2017
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$55,968	$50,138
Restricted cash	13,419	14,822
Trading securities	—	40,020
Held-to-maturity investments	243	7,759
Receivables, net	14,833	15,197
Notes receivable, current portion	5,198	—
Prepaid expenses and other current assets	18,836	18,890
Total current assets	108,497	146,826
Property and equipment, net	113,732	106,664
Goodwill	8,222	9,005
Notes receivable, less current portion	32,432	—
Other assets	11,109	11,607
Total assets	$273,992	$274,102
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,710	$37,481
Dividends payable	1,309	—
Deferred revenue	25,847	41,338
Accrued tool sets	2,706	2,764
Financing obligation, current portion	1,264	1,106
Income tax payable	—	490
Other current liabilities	3,428	3,210
Total current liabilities	73,264	86,389
Deferred tax liabilities, net	329	3,141
Deferred rent liability	10,914	6,887
Financing obligation	41,061	42,035
Other liabilities	9,815	9,874
Total liabilities	135,383	148,326
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,051,892 shares issued and 25,186,995 shares outstanding as of June 30, 2018 and 31,872,433 shares issued and 25,007,536 shares outstanding as of September 30, 2017	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of June 30, 2018 and September 30, 2017, liquidation preference of $100 per share	—	—
Paid-in capital - common	186,372	185,140
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 6,864,897 shares as of June 30, 2018 and September 30, 2017	(97,388)	(97,388)
Retained deficit	(19,231)	(30,832)
Total shareholders’ equity	138,609	125,776
Total liabilities and shareholders’ equity	$273,992	$274,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenues	$74,890	$76,258	$236,709	$242,934
Operating expenses:
Educational services and facilities	44,737	44,120	134,635	136,108
Selling, general and administrative	41,953	34,922	126,298	107,536
Total operating expenses	86,690	79,042	260,933	243,644
Loss from operations	(11,800)	(2,784)	(24,224)	(710)
Other income (expense):
Interest expense, net	(474)	(559)	(1,405)	(2,020)
Equity in earnings of unconsolidated affiliate	96	116	289	369
Other income, net	307	277	635	712
Total other expense, net	(71)	(166)	(481)	(939)
Loss before income taxes	(11,871)	(2,950)	(24,705)	(1,649)
Income tax expense (benefit)	(158)	967	(3,024)	5,722
Net loss	$(11,713)	$(3,917)	$(21,681)	$(7,371)
Preferred stock dividends	1,309	1,309	3,927	3,927
Loss available for distribution	$(13,022)	$(5,226)	$(25,608)	$(11,298)

Loss per share:
Net loss per share - basic	$(0.52)	$(0.21)	$(1.02)	$(0.46)
Net loss per share - diluted	$(0.52)	$(0.21)	$(1.02)	$(0.46)
Weighted average number of shares outstanding:
Basic	25,186	24,748	25,084	24,679
Diluted	25,186	24,748	25,084	24,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(11,713)	$(3,917)	$(21,681)	$(7,371)
Other comprehensive loss (net of tax):
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes (1)	—	(7)	—	(16)
Comprehensive loss	$(11,713)	$(3,924)	$(21,681)	$(7,387)
(1)The tax effect during the three and nine months ended June 30, 2018 and 2017 was not significant.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2017	31,872	$3	700	$—	$185,140	$68,853	6,865	$(97,388)	$(30,832)	$125,776
Cumulative-effect adjustment (see Note 3)	—	—	—	—	—	—	—	—	37,209	37,209
Net loss	—	—	—	—	—	—	—	—	(21,681)	(21,681)
Issuance of common stock under employee plans	184	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(4)	—	—	—	(13)	—	—	—	—	(13)
Stock-based compensation	—	—	—	—	1,245	—	—	—	—	1,245
Preferred stock dividends	—	—	—	—	—	—	—	—	(3,927)	(3,927)
Balance as of June 30, 2018	32,052	$3	700	$—	$186,372	$68,853	6,865	$(97,388)	$(19,231)	$138,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,681)	$(7,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,891	10,726
Amortization of assets subject to financing obligation	2,012	2,012
Goodwill and intangible asset impairment expense	1,164	—
Unrealized gains on trading securities	—	(10)
Bad debt expense	1,191	503
Stock-based compensation	1,245	1,992
Deferred income taxes	(2,812)	—
Equity in earnings of unconsolidated affiliate	(289)	(369)
Training equipment credits earned, net	116	(710)
Other gains, net	71	50
Changes in assets and liabilities:
Restricted cash	46	(11,050)
Receivables	175	2,453
Prepaid expenses and other assets	(1,342)	358
Other assets	(31)	263
Notes receivable	(421)	—
Accounts payable and accrued expenses	556	(11,359)
Deferred revenue	(15,491)	(19,451)
Income tax payable/receivable	(1,490)	3,052
Accrued tool sets and other current liabilities	507	768
Deferred rent liability	4,027	(1,622)
Other liabilities	148	(70)
Net cash used in operating activities	(22,408)	(29,835)
Cash flows from investing activities:
Purchase of property and equipment	(17,088)	(6,497)
Proceeds from disposal of property and equipment	9	1
Purchase of investments	—	(9,671)
Proceeds received upon maturity of investments	7,497	1,687
Purchase of trading securities	(894)	(41,585)
Proceeds from sales of trading securities	40,902	1,799
Capitalized costs for intangible assets	(325)	(325)
Return of capital contribution from unconsolidated affiliate	229	352
Restricted cash: other	1,355	3,407
Net cash provided by (used in) investing activities	31,685	(50,832)
Cash flows from financing activities:
Payment of preferred stock cash dividend	(2,618)	(2,618)
Payment of financing obligation	(816)	(673)
Payment of payroll taxes on stock-based compensation through shares withheld	(13)	(10)
Net cash used in financing activities	(3,447)	(3,301)
Net increase (decrease) in cash and cash equivalents	5,830	(83,968)
Cash and cash equivalents, beginning of period	50,138	119,045
Cash and cash equivalents, end of period	$55,968	$35,077
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Nine Months Ended June 30,
	2018	2017
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$1,278	$2,670
Interest paid	$2,490	$2,543
Training equipment obtained in exchange for services	$1,724	$1,011
Depreciation of training equipment obtained in exchange for services	$1,022	$960
Change in accrued capital expenditures during the period	$(840)	$217
Dividends payable	$1,309	$1,309
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
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017.

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

All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $0.3 million for the three months ended June 30, 2018 and 2017, and approximately $1.0 million for the nine months ended June 30, 2018 and 2017.

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
We provide post-secondary education and other services in the same geographical market, the U.S. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent among our various post-secondary education programs. See Note 15 for disaggregated segment revenue information.
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
The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2018	September 30, 2017
Receivables, which includes Tuition and Notes Receivable	$42,425	$10,268
Contract liabilities	$25,847	$41,338

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

During the nine months ended June 30, 2018, the contract liabilities balance included decreases for revenues recognized during the period and increases related to new students who started school during the period.
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
Impacts on Financial Statements
In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of income and balance sheets was as follows:

	June 30, 2018
	As Reported	Adjustments	Balance Without ASC 606 Adoption
Consolidated Balance Sheet Data:
Notes receivable, current portion	$5,198	$(5,198)	$—
Total current assets	108,497	(5,198)	103,299
Notes receivable, less current portion	32,432	(32,432)	—
Total assets	273,992	(37,630)	236,362

Deferred revenue	$25,847	$(1,578)	$24,269
Total current liabilities	73,264	(1,578)	71,686
Total liabilities	135,383	(1,578)	133,805
Retained deficit	(19,231)	(36,052)	(55,283)
Total shareholders' equity	138,609	(36,052)	102,557
Total liabilities and shareholders' equity	273,992	(37,630)	236,362

	Three Months Ended June 30, 2018
	As Reported	Adjustments	Balance Without ASC 606 Adoption
Consolidated Income Statement Data:
Revenues	74,890	771	75,661
Loss from operations	(11,800)	771	(11,029)
Loss before income taxes	(11,871)	771	(11,100)
Net loss	(11,713)	771	(10,942)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

	Nine Months Ended June 30, 2018
	As Reported	Adjustments	Balance Without ASC 606 Adoption
Consolidated Income Statement Data:
Revenues	236,709	1,158	237,867
Loss from operations	(24,224)	1,158	(23,066)
Loss before income taxes	(24,705)	1,158	(23,547)
Net loss	(21,681)	1,158	(20,523)

5.  Investments

During 2017, we began investing in various bond funds. These investments are held principally for resale in the near term and are classified as trading securities. Trading securities are recorded at fair value based on the closing market price of the security. During the three months ended December 31, 2017, we liquidated our investment in trading securities; as a result, there was no unrealized gain on trading securities at June 30, 2018.
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

Amortized cost and fair value for investments classified as held-to-maturity at June 30, 2018 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Corporate bonds	$243	$—	$—	$243
	$243	$—	$—	$243

Amortized cost and fair value for investments classified as held-to-maturity at September 30, 2017 were as follows:

				Estimated
	Amortized	Gross Unrealized		Fair Market
	Cost	Gains	Losses	Value
Due in less than 1 year:
Corporate bonds	$7,759	$—	$(4)	$7,755
	$7,759	$—	$(4)	$7,755

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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$33,205	$33,205	$—	$—
Notes receivable	37,630	—	—	37,630
Corporate bonds	243	—	243	—
Total assets at fair value on a recurring basis	$71,078	$33,205	$243	$37,630

		Fair Value Measurements Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$40,020	$40,020	$—	$—
Money market funds	39,569	39,569	—	—
Corporate bonds	7,755	7,755	—	—
Total assets at fair value on a recurring basis	$87,344	$87,344	$—	$—

Notes receivable relate to our proprietary loan program. See Notes 2 and 3 for additional discussion.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

7. Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2018	September 30, 2017
Land	—	$3,189	$3,189
Buildings and building improvements	30-35	80,282	79,712
Leasehold improvements	1-28	42,576	41,825
Training equipment	3-10	95,946	94,817
Office and computer equipment	3-10	36,335	36,458
Curriculum development	5	19,693	19,713
Software developed for internal use	1-5	12,251	11,772
Vehicles	5	1,378	1,269
Construction in progress	—	14,821	1,599
		306,471	290,354
Less accumulated depreciation and amortization		(192,739)	(183,690)
		$113,732	$106,664

The following amounts, which are included in the above table, represent assets financed by financing obligations resulting from the build-to-suit arrangements at our Lisle, Illinois and Long Beach, California campuses:

	June 30, 2018	September 30, 2017
Assets financed by financing obligations, gross	$45,816	$45,816
Less accumulated depreciation and amortization	(10,856)	(8,844)
Assets financed by financing obligations, net	$34,960	$36,972

8. Goodwill and Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified.
Our goodwill resulted primarily from the acquisition of our motorcycle and marine education business in 1998. $8.2 million of goodwill is allocated to our MMI Orlando, Florida campus that provides the related educational programs. Additionally, we recorded $0.8 million of goodwill related to the acquisition of BrokenMyth Studios, LLC (BMS) in February 2016.
During the third quarter of 2018, due to the deteriorating operating performance of BMS and a decline in projected operating performance identified during our mid-year budget review, we completed an interim test for impairment of the reporting unit. As of June 30, 2018, we determined that the carrying value of this reporting unit exceeded its fair value, indicating goodwill impairment existed. The result of our valuation indicated that there was no remaining implied value attributable to goodwill in our BMS acquisition, and accordingly, we expensed all $0.8 million of the goodwill associated with that acquisition as of June 30, 2018. Additionally, we determined

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

that related definite-lived intangible assets were impaired, and we expensed the remaining $0.4 million remaining book value as of June 30, 2018. Both impairment charges are included in our selling, general and administrative expenses in our condensed consolidated statement of loss.

The change in the carrying value of goodwill was as follows:

Balance as of September 30, 2017	$9,005
Impairment	(783)
Balance as of June 30, 2018	$8,222

9.   Investment in Unconsolidated Affiliate

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
Investment in unconsolidated affiliate consisted of the following and is included within other assets on our condensed consolidated balance sheet:

	June 30, 2018		September 30, 2017
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,172	27.972%	$4,112	27.972%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Investment in unconsolidated affiliate included the following activity during the period:

	Nine Months Ended June 30,
	2018	2017
Balance at beginning of period	$4,112	$4,036
Equity in earnings of unconsolidated affiliate	289	369
Return of capital contribution from unconsolidated affiliate	(229)	(352)
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes	—	(16)
Balance at end of period	$4,172	$4,037

10.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2018	September 30, 2017
Accounts payable	$8,197	$9,515
Accrued compensation and benefits	18,941	16,612
Other accrued expenses	11,572	11,354
	$38,710	$37,481

11.   Income Taxes

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

During the three months ended March 31, 2016, there were several pieces of negative evidence that contributed to our conclusion that a valuation allowance was appropriate against all deferred tax assets that rely upon future taxable income for their realization. As a result of our assessment, we recorded a full valuation allowance during the three months ended March 31, 2016. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth. We continue to have a full valuation allowance as of June 30, 2018 and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

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

We have adjusted our deferred tax liabilities and deferred tax assets, and the corresponding valuation allowance, for the expected impact of the provisions of the Act. As our net operating losses can now be carried forward indefinitely, our related deferred tax asset can be offset with the deferred tax liability related to goodwill, before a full valuation allowance was applied to the deferred tax asset. As a result of the Act, which was enacted on December 22, 2017, we reversed approximately $2.8 million of the valuation allowance on our deferred tax assets during the three months ended December 31, 2017, as such assets are now offset by the deferred tax liability related to our goodwill before the full valuation allowance was applied to the deferred tax asset.

Section 382 Change in Ownership

Under Section 382 of the Internal Revenue Code (IRC), for income tax purposes only, we underwent a change in ownership as a result of a preferred stock issuance in June 2016, which is discussed in Note 13.  Under the IRC, a change in ownership occurs when a five percent shareholder, as measured by ownership value, increases their ownership in a loss corporation by more than 50 percentage points during the defined testing period; both common and preferred stock are included in the determination of ownership value. Since the purchaser of the preferred stock acquired ownership exceeding 50 percent of our total ownership value, this transaction qualified as a change in ownership under section 382 of the IRC only. Accordingly, certain deductions and losses will be subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.
The components of income tax expense are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Current expense (benefit)
Federal	$(119)	$569	$(125)	$4,504
State	(39)	398	(87)	1,218
Total current expense (benefit)	(158)	967	(212)	5,722
Deferred expense
Federal	—	—	(2,878)	—
State	—	—	66	—
Total deferred expense	—	—	(2,812)	—
Total provision for income taxes	$(158)	$967	$(3,024)	$5,722

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 24.5% to pre-tax loss for the three and nine months ended June 30, 2018 and 35% to pre-tax income for the three and nine months ended June 30, 2017. The reasons for the differences are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Income tax expense (benefit) at statutory rate	$(2,909)	$(1,032)	$(6,053)	$(577)
State income taxes (benefits), net of federal tax benefit	(403)	88	(1,010)	314
Current and deferred tax rate difference	416	—	865	—
Increase in valuation allowance	2,750	1,866	3,119	5,880
Other, net	(12)	45	55	105
Total income tax expense (benefit)	$(158)	$967	$(3,024)	$5,722
The components of the deferred tax assets (liabilities) recorded in the accompanying condensed consolidated balance sheets were as follows:

	June 30, 2018	September 30, 2017

Gross deferred tax assets:
Deferred compensation	$1,364	$1,976
Reserves and accruals	4,395	5,017
Accrued tool sets	706	1,111
Deferred revenue	8,493	27,056
Deferred rent liability	207	455
Net operating losses and tax credit carryforwards	3,997	416
Depreciation and amortization of property and equipment	3,495	3,151
Charitable contribution carryovers	732	665
Deductions limited by Section 382	665	943
Valuation allowance	(20,478)	(38,407)
Total gross deferred tax assets	3,576	2,383
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(2,056)	(3,141)
Prepaid and other expenses deductible for tax	(1,849)	(2,383)
Total gross deferred tax liabilities	(3,905)	(5,524)
Net deferred tax liabilities	$(329)	$(3,141)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The following table summarizes the activity for the valuation allowance for the nine months ended June 30, 2018:

Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Reassessment of Deferred Tax Assets (1)	Balance at End of Period
$38,407	$3,119	$(21,048)	$20,478

(1) Of this total, approximately $9.6 million relates to our adoption of ASC 606 as of October 1, 2017, and approximately $11.4 million relates to the impact of the Act.

12.   Commitments and Contingencies
Consulting Agreement

On March 16, 2018, we entered into a consulting agreement with a top-tier consulting firm to provide consulting services related to a strategic transformation plan. The consulting services cover marketing, admissions, future student processing, retention and cost savings initiatives. The agreement is effective through September 30, 2020 unless terminated earlier in accordance with contract terms. Under the terms of the agreement, we will pay an aggregate of $9.3 million over a 16 month period beginning in March 2018. Additionally, the consulting firm is eligible to earn an additional fee of up to approximately $4.7 million based on revenue sharing and cost savings sharing as defined in a mutually agreeable statement of work.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Operating Leases

In October 2017, we entered into lease agreements for a new campus in Bloomfield, New Jersey, which is expected to open in August 2018. One of the leases was amended in May 2018. The leases have an initial term of approximately 12 years. We determined the leases are operating leases. Future minimum lease payments for the Bloomfield, New Jersey campus as of June 30, 2018 are as follows:

Years ending September 30,
2018	$—
2019	1,408
2020	1,899
2021	1,935
2022	1,973
Thereafter	17,807
$25,022

In July 2018, we entered into an amendment to the operating lease for our Rancho Cucamonga, California campus. The lease term has been extended from September 30, 2019 to September 30, 2031 and the square footage will be reduced by approximately 40,000 square feet effective August 15, 2018. For the year ending September 30, 2019, the annual lease payments will be approximately $2.1 million. The aggregate base rent due over the term, excluding increases based on CPI, is approximately $28.5 million.

Proprietary Loan Program

As discussed in Note 2, we have established a private loan program with a bank under which we ultimately purchase the loans originated by the bank. As of June 30, 2018, we had committed to provide loans to our students for approximately $159.7 million since inception in 2008.

13.  Shareholders’ Equity
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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of June 30, 2018 and September 30, 2017, 700,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at June 30, 2018.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Pursuant to the terms of the Securities Purchase Agreement, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $2.6 million on March 28, 2018 and accrued Cash Dividends of $1.3 million as of June 30, 2018.

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the nine months ended June 30, 2018. As of June 30, 2018, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Securities Purchase Agreement, future stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

14.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, which occurred on June 24, 2016, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic income (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. Accordingly, the two-class method was not applicable for the three and nine months ended June 30, 2018 and 2017.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Diluted net income per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted net loss amounts are the same for the three and nine months ended June 30, 2018 and 2017 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. The following table summarizes the computation of basic and diluted loss per share under the as-converted method:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Loss available for distribution	$(13,022)	$(5,226)	$(25,608)	$(11,298)

Weighted average number of shares
Basic shares outstanding	25,186	24,748	25,084	24,679
Dilutive effect related to employee stock plans	—	—	—	—
Diluted shares outstanding	25,186	24,748	25,084	24,679

Net loss per share - basic	$(0.52)	$(0.21)	$(1.02)	$(0.46)
Net loss per share - diluted	$(0.52)	$(0.21)	$(1.02)	$(0.46)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Outstanding stock-based grants	262	423	450	585
Convertible preferred stock	21,021	21,021	21,021	21,021
	21,283	21,444	21,471	21,606

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
Summary information by reportable segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenues
Postsecondary Education	$70,751	$72,568	$224,348	$231,282
Other	4,144	3,690	12,367	11,652
Intersegment eliminations	(5)	—	(6)	—
Consolidated	$74,890	$76,258	$236,709	$242,934
Income (loss) from operations
Postsecondary Education	$(10,253)	$(2,081)	$(21,284)	$1,141
Other	(1,547)	(703)	(2,940)	(1,851)
Consolidated	$(11,800)	$(2,784)	$(24,224)	$(710)
Depreciation and amortization(1)
Postsecondary Education	$3,376	$4,115	$11,239	$12,455
Other	473	110	664	283
Consolidated	$3,849	$4,225	$11,903	$12,738
Net loss
Postsecondary Education	$(10,364)	$(3,393)	$(19,237)	$(6,807)
Other	(1,349)	(524)	(2,444)	(564)
Consolidated	$(11,713)	$(3,917)	$(21,681)	$(7,371)

			June 30, 2018	September 30, 2017
Goodwill
Postsecondary Education			$8,222	$8,222
Other			—	783
Consolidated			$8,222	$9,005
Total assets
Postsecondary Education			$267,275	$266,370
Other			6,717	7,732
Consolidated			$273,992	$274,102
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million for each of the three months ended June 30, 2018 and 2017 and $1.0 million for each of the nine months ended June 30, 2018 and 2017, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

16.  Government Regulation and Financial Aid
Accreditation

In July 2018, our Norwood, Massachusetts and Sacramento, California campuses received the “School of Excellence” designation by the Accrediting Commission of Career Schools and Colleges (ACCSC).  The School of Excellence Award recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high-levels of achievement among their students. In order to be eligible for the School of Excellence Award, an ACCSC-accredited institution must meet the conditions of renewing accreditation without any finding of non-compliance, satisfy all requirements necessary to be in good standing with ACCSC and demonstrate that the majority of the schools’ student graduation and graduate employment rates for all programs offered meet or exceed the average rates of graduation and employment among all ACCSC-accredited institutions.  Institutions are only eligible for the School of Excellence designation in the year in which they complete a renewal of accreditation.
We received an initial two-year grant of accreditation from ACCSC for our Bloomfield, New Jersey campus on May 8, 2018. The campus will be eligible for a five-year grant of accreditation in May 2020.
In December 2017, we received formal notification from ACCSC granting continuing accreditation for our Sacramento, California campus.
In December 2017, we also received formal notification from ACCSC granting continuing accreditation with a stipulation for our Long Beach, California campus. As required by the stipulation, we submitted our response, which included a new leave of absence policy reflecting feedback received from ACCSC on January 22, 2018. On February 23, 2018, we received formal notification from ACCSC that we had satisfied the requirements of the stipulation.
Regulation of Federal Student Financial Aid Programs
Gainful Employment. In January 2018, the U.S. Department of Education (ED) announced the release of a new Gainful Employment Disclosure Template and provided institutions until April 6, 2018 to update disclosures for each of their gainful employment programs using the new template. ED made several modifications to the template, including, among other things, to provide that institutions: 1) are no longer required to disclose room and board charges in the template, 2) will not be required to disclose median earnings data in the template, and 3) may add more than one accreditor job placement rate. As noted in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017, none of our programs are currently subject to any student warning requirements. We have updated our disclosures using the new template to comply with the April 6, 2018 deadline. Further, on June 18, 2018, ED announced a delay until July 1, 2019 in the effective date for compliance with 34 CFR 668.412 (d) and (e), which requires institutions to:

•	Include the disclosure template, or a link thereto, in their Gainful Employment program promotional materials; and

•	Directly distribute the disclosure template to prospective students.

In April 2018, ED sent institutions their Draft Gainful Employment Completers Lists for the 2016 Debt Measure Year, which is the first step toward generating the data for calculating new gainful employment rates.

Program Participation Agreements. The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV Programs. Every educational institution seeking Title IV Program funding for its students must be certified to participate and is required to periodically renew this certification. Each institution must apply to ED for continued certification to participate in Title IV Programs before its current term of certification expires, or if it undergoes a change of control. The Program Participation Agreement

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

(PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. All of our institutions’ PPAs expired on March 31, 2018. In accordance with ED guidance, we submitted materially complete applications for recertification prior to the December 31, 2017 deadline, which allows our schools to continue to participate without interruption beyond the ordinary expiration date as we await ED’s determination of recertification. On April 25, 2018, ED notified us that they completed their review of our Houston, Texas institution, which also includes our campuses in Dallas/Fort Worth, Texas and Exton, Pennsylvania, and granted a 4-year renewal of our PPA. We continue to await recertification of our Avondale, Arizona and Phoenix, Arizona institutions.

Negotiated Rulemaking on Borrower Defenses, Financial Responsibility & Gainful Employment. As noted in our 2017 Annual Report on Form 10-K, on June 16, 2017, ED published a notice in the Federal Register announcing their intention to establish negotiated rulemaking committees to prepare proposed regulations for the Federal Student Aid programs authorized under the HEA. Specifically, one committee was convened to develop proposed regulations to revise the November 2016 regulations on borrower defenses to repayment of federal student loans and other matters, wherein a subcommittee was formed to review and revise the Financial Responsibility regulations. Another separate committee of negotiators convened to develop proposed regulations to revise the gainful employment regulations published by the Department on October 31, 2014.

Negotiated Rulemaking sessions on BDR commenced on November 13, 2017 and concluded on February 15, 2018 without consensus. On July 31, 2018, ED published a Notice of Proposed Rulemaking (NPRM) on BDR and Financial Responsibility, with a period of 30 days to accept public comment. At this time, we are reviewing the extensive documents to evaluate the impacts these proposed rules may have on our business, and to determine whether the NPRM will warrant an institutional comment submission. In particular, we are carefully examining the proposed Financial Responsibility composite score changes relative to GAAP to assess the potential effect the rules would have on our score, should they be made final. The Gainful Employment negotiation sessions began on December 4, 2017 and concluded on March 15, 2018, also without committee consensus. ED was expected to issue an NPRM for public comment on Gainful Employment in June 2018, but to date has not yet published their proposed rules.

Compliance with Regulatory Standards. As described in our 2017 Annual Report on Form 10-K, in connection with the issuance of our Series A Preferred Stock, effective July 15, 2016 ED requested the submission of bi-weekly cash flow projection reports and a monthly student roster. On February 28, 2018, ED notified us that the cash flow projection reports would be required on a monthly basis instead of the previously requested bi-weekly basis. This special reporting will continue until we are otherwise notified by ED.

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

Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time student enrollment and graduates. We recently began offering undergraduate diploma programs for welding and CNC machining. We offer certificate, diploma or degree programs at 12 campuses across the United States. We also offer MSAT programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 52 years.

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

2018 Overview

Operations

Lower student population levels as we began 2018 and fewer new student starts during the period resulted in a decline of 5.2% in our average undergraduate full-time student enrollment to 10,380 students for the nine months ended June 30, 2018. We started 4,683 students during the nine months ended June 30, 2018, which was a decrease of 6.8% from the prior year comparable period.

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

•	Competition for prospective students continues to increase from within our sector and from market employers, as well as with traditional post-secondary educational institutions; and

•	The state of the general macro-economic environment and its impact on price sensitivity and the ability and willingness of students and their families to incur debt.
In March 2018, we announced a multi-year transformation plan that will be implemented over the next 12 to 18 months, with significant benefits to our financial performance expected beginning in the year ending September 30, 2019. This plan follows a comprehensive evaluation of our business by a top-tier consulting firm, which identified opportunities for growth with select investments in marketing, admissions and student services. In addition to the transformation plan, we continue to focus on existing key strategies, including:

•	Expanding into new geographic markets either organically or through strategic acquisitions; we plan to open a new campus in Bloomfield, New Jersey in August 2018;

•	Offering new programs, such as opening our welding program at our Avondale, Arizona campus in January 2018, and offering associate level degree programs at additional campus locations;

•	Adding and renewing contracts with OEM partners and other employers to provide career opportunities and tuition reimbursement for our graduates;

•	Identifying and executing on a variety of affordability initiatives, including employer financial support and institutional scholarships and grants; and

•	Shifting perceptions and building advocacy with key policy makers and influencers.

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

Our revenues for the three months ended June 30, 2018 were $74.9 million, a decline of $1.4 million, or 1.8%, from the comparable period in the prior year. We had an operating loss of $11.8 million compared to $2.8 million for the same period in the prior year. The decline in our operating results was due primarily to the decrease in revenue and increases in contract services, advertising, goodwill and intangible asset impairment expense, compensation and occupancy costs. We incurred a net loss of $11.7 million compared to $3.9 million for the comparable period in the prior year.

Our revenues for the nine months ended June 30, 2018 were $236.7 million, a decline of $6.2 million, or 2.6%, from the comparable period in the prior year. We had an operating loss of $24.2 million compared to $0.7 million for the same period in the prior year. The decline in our operating results was due primarily to the decrease in revenue and increases in contract services, advertising, compensation, goodwill and intangible asset impairment expense, occupancy costs, supplies and maintenance and professional accounting services expenses. We incurred a net loss of $21.7 million compared to $7.4 million for the comparable period in the prior year.

Graduate Employment

Our consolidated graduate employment rate for our 2017 graduates during the nine months ended June 30, 2018 is slightly higher than the rate at the same time in the prior year. The rate has improved for our Marine program and remained consistent for our Automotive and Diesel Technology, Collision Repair and Motorcycle programs.

Regulatory Environment

Accreditation

In July 2018, our Norwood, Massachusetts and Sacramento, California campuses received the “School of Excellence” designation by ACCSC.  The School of Excellence Award recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high-levels of achievement among their students. In order to be eligible for the School of Excellence Award, an ACCSC-accredited institution must meet the conditions of renewing accreditation without any finding of non-compliance, satisfy all requirements necessary to be in good standing with ACCSC and demonstrate that the majority of the schools’ student graduation and graduate employment rates for all programs offered meet or exceed the average rates of graduation and employment among all ACCSC-accredited institutions.  Institutions are only eligible for the School of Excellence designation in the year in which they complete a renewal of accreditation.

We received an initial two-year grant of accreditation from ACCSC for our Bloomfield, New Jersey campus on May 8, 2018. The campus will be eligible for a five-year grant of accreditation in May 2020.

In December 2017, we received formal notification from ACCSC granting continuing accreditation for our Sacramento, California campus.
In December 2017, we also received formal notification from ACCSC granting continuing accreditation with a stipulation for our Long Beach, California campus. As required by the stipulation, we submitted our response, which included a new leave of absence policy reflecting feedback received from ACCSC on January 22, 2018. On February 23, 2018, we received formal notification from ACCSC that we had satisfied the requirements of the stipulation.
Regulation of Federal Student Financial Aid Programs
Gainful Employment. In January 2018, ED announced the release of a new Gainful Employment Disclosure Template and provided institutions until April 6, 2018 to update disclosures for each of their gainful employment programs using the new template. ED made several modifications to the template, including, among other things, to provide that institutions: 1) are no longer required to disclose room and board charges in the template, 2) will not be required to disclose median earnings data in the template, and 3) may add more than one accreditor job placement rate. As noted in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017, none of our programs are currently subject to any student warning requirements. We have updated our disclosures using the new template to comply with the April 6, 2018 deadline. Further, on June 18, 2018, ED announced a delay until July 1, 2019 in the effective date for compliance with 34 CFR 668.412 (d) and (e), which requires institutions to:

•	Include the disclosure template, or a link thereto, in their Gainful Employment program promotional materials; and

•	Directly distribute the disclosure template to prospective students.

In April 2018, ED sent institutions their Draft Gainful Employment Completers Lists for the 2016 Debt Measure Year, which is the first step toward generating the data for calculating new gainful employment rates.

Program Participation Agreements. The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV Programs. Every educational institution seeking Title IV Program funding for its students must be certified to participate and is required to periodically renew this certification. Each institution must apply to ED for continued certification to participate in Title IV Programs before its current term of certification expires, or if it undergoes a change of control. The Program Participation Agreement (PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. All of our institutions’ PPAs expired on March 31, 2018. In accordance with ED guidance, we submitted materially complete applications for recertification prior to the December 31, 2017 deadline, which allows our schools to continue to participate without interruption beyond the ordinary expiration date as we await ED’s determination of recertification. On April 25, 2018 ED notified us that they completed their review of our Houston, Texas institution, which also includes our campuses in Dallas/Fort Worth, Texas and Exton, Pennsylvania, and granted a 4-year renewal of our PPA. We continue to await recertification of our Avondale, Arizona and Phoenix, Arizona institutions.

Negotiated Rulemaking on Borrower Defenses, Financial Responsibility & Gainful Employment. As noted in our 2017 Annual Report on Form 10-K, on June 16, 2017, ED published a notice in the Federal Register announcing their intention to establish negotiated rulemaking committees to prepare proposed regulations for the Federal Student Aid programs authorized under the HEA. Specifically, one committee was convened to develop proposed regulations to revise the November 2016 regulations on borrower defenses to repayment of federal student loans and other matters, wherein a subcommittee was formed to review and revise the Financial Responsibility regulations. Another separate committee of negotiators convened to develop proposed regulations to revise the gainful employment regulations published by the Department on October 31, 2014.

Negotiated Rulemaking sessions on BDR commenced on November 13, 2017 and concluded on February 15, 2018 without consensus. On July 31, 2018, ED published a Notice of Proposed Rulemaking (NPRM) on BDR and Financial Responsibility, with a period of 30 days to accept public comment. At this time, we are reviewing the extensive documents to evaluate the impacts these proposed rules may have on our business, and to determine whether the NPRM will warrant an institutional comment submission. In particular, we are carefully examining the proposed Financial Responsibility composite score changes relative to GAAP to assess the potential effect the rules would have on our score, should they be made final. The Gainful Employment negotiation sessions began on December 4, 2017 and concluded on March 15, 2018, also without committee consensus. ED was expected to issue an NPRM for public comment on Gainful Employment in June 2018, but to date has not yet published their proposed rules. Any regulations published in final form by November 1, 2018 typically would take effect in July 1, 2019, but we cannot provide any assurances as to the timing or content of any such regulations.

Compliance with Regulatory Standards. As described in our 2017 Annual Report on Form 10-K, in connection with the issuance of our Series A Preferred Stock, effective July 15, 2016 ED requested the submission of bi-weekly cash flow projection reports and a monthly student roster. On February 28, 2018, ED notified us that the cash flow projection reports would be required on a monthly basis instead of the previously requested bi-weekly basis. This special reporting will continue until we are otherwise notified by ED.

2018 Outlook

For the year ending September 30, 2018, we expect new student starts to be at or near the same level as the prior year. New student starts for the three months ending September 30, 2018, are expected to grow compared to the three months ended September 30, 2017. The average student population for the year ending September 30, 2018 is anticipated to be down in the mid single digits as a result of the lower beginning population and the timing of the anticipated starts. We expect full-year revenue to range between $315 million and $320 million, as compared to $324 million in 2017.

We expect our operating expenses will range between $352 million and $354 million, resulting in an operating loss of between $32 million and $36 million and negative EBITDA. This includes approximately $4 million in consulting fees and $4 million for incremental marketing and internal resources related to our transformation plan. The operating loss is a result of the lower total revenue expected in 2018 as compared to 2017, along with the financial impact of opening our Bloomfield, New Jersey campus that is expected to open in August 2018, our planned investments in marketing and admissions to support start growth and the planned expansion of our welding program.

Capital expenditures are expected to be between $23 million and $24 million, including approximately $11 million for our Bloomfield, New Jersey campus that is expected to open in August 2018; approximately $2.5 million to expand our welding program to two additional campuses; $7 million for new and replacement equipment for our existing campuses; and approximately $2.5 million for real estate consolidation. We expect our efforts to rationalize our real estate footprint will provide net cost savings of $2.5 million to $3.0 million on an annualized basis starting in 2019.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	59.7%	57.9%	56.9%	56.0%
Selling, general and administrative	56.0%	45.8%	53.4%	44.3%
Total operating expenses	115.7%	103.7%	110.3%	100.3%
Loss from operations	(15.7)%	(3.7)%	(10.3)%	(0.3)%
Interest expense, net	(0.6)%	(0.7)%	(0.6)%	(0.8)%
Other income	0.5%	0.5%	0.4%	0.4%
Total other expense, net	(0.1)%	(0.2)%	(0.2)%	(0.4)%
Loss before income taxes	(15.8)%	(3.9)%	(10.5)%	(0.7)%
Income tax expense (benefit)	(0.2)%	1.2%	(1.3)%	2.3%
Net loss	(15.6)%	(5.1)%	(9.2)%	(3.0)%
Preferred stock dividends	1.7%	1.7%	1.7%	1.6%
Loss available for distribution	(17.3)%	(6.8)%	(10.9)%	(4.6)%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 and Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

Revenues. Our revenues for the three months ended June 30, 2018 were $74.9 million, a decrease of $1.4 million, or 1.8%, as compared to revenues of $76.3 million for the three months ended June 30, 2017. Our average undergraduate full-time student enrollment decreased 5.1%, which resulted in a decrease in revenues of approximately $3.8 million. We recognized $1.4 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended June 30, 2018, as compared to $2.2 million recognized on a cash basis for the three months ended June 30, 2017. For additional discussion of the program and the change in revenue recognition resulting from our adoption of ASC 606, see Note 3 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q. Additionally, revenues were impacted by an increase in tuition discounts primarily attributable to our institutional grant program, which began in May 2017. The decrease in revenue was partially offset by an increase of $0.4 million in industry training revenue and tuition rate increases of up to 2%, depending on the program.

Our revenues for the nine months ended June 30, 2018 were $236.7 million, a decrease of $6.2 million, or 2.6%, as compared to revenues of $242.9 million for the nine months ended June 30, 2017. Our average undergraduate full-time student enrollment decreased 5.2%, which resulted in a decrease in revenues of approximately $12.3 million. We recognized $4.7 million on an accrual basis related to revenues and interest under our proprietary loan program for the nine months ended June 30, 2018, as compared to $6.1 million recognized on a cash basis for the nine months ended June 30, 2017. Additionally, revenues were impacted by an increase in tuition discounts, primarily attributable to our institutional grant program. The decrease in revenue was partially offset by an increase of $0.7 million in industry training revenue and tuition rate increases of up to 2%, depending on the program. Revenues for our Long Beach, California campus, which opened in August 2015, were $15.5 million for the nine months ended June 30, 2018 as compared to $13.3 million for the nine months ended June 30, 2017.

Educational services and facilities expenses. Our educational services and facilities expenses for the three and nine months ended June 30, 2018 were $44.7 million and $134.6 million, respectively. This represents an increase of $0.6 million and a decrease of $1.5 million, respectively, as compared to $44.1 million and $136.1 million, respectively, for the three and nine months ended June 30, 2017.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Salaries expense	$19,780	$19,626	$59,098	$61,152
Employee benefits and tax	3,862	4,354	12,211	12,812
Bonus expense	(112)	179	183	1,072
Stock-based compensation	—	43	—	132
Compensation and related costs	23,530	24,202	71,492	75,168
Occupancy costs	9,219	8,772	27,133	26,545
Depreciation and amortization expense	3,730	3,829	11,385	11,614
Other educational services and facilities expense	4,399	3,654	13,035	12,255
Supplies and maintenance	2,021	2,066	6,187	5,572
Tools and training aids expense	1,838	1,597	5,403	4,954
	$44,737	$44,120	$134,635	$136,108
Compensation and related costs decreased $0.7 million and $3.7 million for the three and nine months ended June 30, 2018, respectively:

•
Salaries expense decreased $2.1 million for the nine months ended June 30, 2018. The decrease was largely attributable to a decrease in the number of employees needed to support our lower average student population. Additionally, severance expense decreased by $0.7 million due to expense in the prior year period related to the November 2016 reduction in workforce. The decreases were partially offset by the annual merit increase.

•
Employee benefits and tax decreased $0.5 million and $0.6 million for the three and nine months ended June 30, 2018, respectively, due to the lower percentage of total employees compared to the prior year. Additionally, the three months ended June 30, 2018 had lower self-insurance medical claims compared to the prior year.

•
Bonus expense decreased $0.3 million and $0.9 million for the three and nine months ended June 30, 2018, respectively. During the three months ended June 30, 2018, we recorded an adjustment to reflect anticipated zero attainment on one of our bonus plans. During the prior year period, we paid holiday bonuses to employees in lieu of annual merit increases.

Occupancy costs increased $0.4 million and $0.6 million for the three and nine months ended June 30, 2018, respectively, primarily due to the addition of the Bloomfield, New Jersey campus.
Supplies and maintenance increased $0.6 million for the nine months ended June 30, 2018 due to real estate consolidation efforts at our Houston, Texas campus, as well as other maintenance activities.
Tools and training expense increased $0.4 million for the nine months ended June 30, 2018 primarily related to the planned opening of our Bloomfield, New Jersey campus.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three and nine months ended June 30, 2018 were $42.0 million and $126.3 million, respectively. This represents increases of $7.1 million and $18.8 million, respectively, as compared to $34.9 million and $107.5 million for the three and nine months ended June 30, 2017.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Salaries expense	$15,099	$14,066	$44,681	$43,264
Employee benefits and tax	3,306	3,343	10,658	9,653
Bonus expense	1,672	651	6,091	1,838
Stock-based compensation	145	514	1,295	1,910
Compensation and related costs	20,222	18,574	62,725	56,665
Advertising expense	10,722	9,255	32,891	29,074
Other selling, general and administrative expenses	5,615	4,763	17,306	14,710
Contract service expense	2,990	1,083	7,875	3,502
Professional accounting services expense	325	363	1,608	998
Depreciation and amortization expense	462	708	1,538	2,084
Goodwill and intangible asset impairment expense	1,164	—	1,164	—
Bad debt expense	453	176	1,191	503
	$41,953	$34,922	$126,298	$107,536
Compensation and related costs increased $1.6 million and $6.0 million for the three and nine months ended June 30, 2018, respectively:

•
Salaries expense increased $1.0 million and $1.4 million for the three and nine months ended June 30, 2018, respectively, due to higher headcount. Additionally, severance expense increased by $0.3 million due to the departure of our Executive Vice President and Chief Financial Officer.

•
Employee benefits and tax increased $1.0 million for the nine months ended June 30, 2018. The change was primarily attributable to an increase in the percentage of total salaries expense classified in selling, general and administrative expenses as compared to the prior year.

•
Bonus expense increased by $1.0 million and $4.3 million for the three and nine months ended June 30, 2018, primarily as a result of increased expense related to our graduate-based incentive compensation program for our admissions representatives. The transition period for our admissions compensation structure will continue through calendar year 2018. During this transition period, we will continue to accrue for and begin to pay out graduate-based bonuses prior to realizing a decrease in salaries expense for our admissions representatives.

Partially offsetting the increase for the three months ended June 30, 2018, we recorded an adjustment to reflect anticipated zero attainment on this plan. Partially offsetting the increase for the nine months ended June 30, 2018, was a decrease related to holiday bonuses paid to employees during the prior year in lieu of annual merit increases.

•
Stock compensation expense decreased $0.4 million and $0.6 million for the three and nine months ended June 30, 2018, respectively, due to lower levels of grants, change to market-based awards and a higher level of forfeitures in the current periods.

Advertising expense increased $1.4 million and $3.8 million for the three and nine months ended June 30, 2018, respectively. The increase was attributable to new strategies from the transformation plan, local marketing efforts and the launch of the Bloomfield, New Jersey campus.
Contract services expense increased $1.9 million and $4.4 million for the three and nine months ended June 30, 2018, respectively. The increase is primarily attributable to our engagement of a top-tier consulting firm to advise on the optimization of our marketing and admissions processes. We have engaged this consulting firm to assist in the implementation of our transformation plan discussed above.
Professional accounting services expense increased $0.6 million for the nine months ended June 30, 2018 due to our adoption of ASC 606 effective October 1, 2017.
We recorded a goodwill impairment charge of $0.8 million and an intangible asset impairment charge of $0.4 million at June 30, 2018 to write off the full carrying value of goodwill and intangible assets for BMS. See Note 8 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion These non-cash charges had no impact on liquidity or cash flows from operations.
Income taxes. Our income tax benefit for the three months ended June 30, 2018 was 0.2 million, or 1.3% of pre-tax loss, compared to an income tax expense of $1.0 million, or 32.8% of pre-tax income, for the three months ended June 30, 2017. Our provision for income taxes for the nine months ended June 30, 2018 was $3.0 million, or 12.2% of pre-tax income, compared to $5.7 million, or (347.0)% of pre-tax loss, for the nine months ended June 30, 2017. As a result of the Act, which was enacted on December 22, 2017, we reversed approximately $2.8 million of the valuation allowance on our deferred tax assets during the three months ended December 31, 2017, as such assets are now offset by the deferred tax liability related to our goodwill before the full valuation allowance was applied to the deferred tax asset. See Note 11 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion. The effective income tax rate in each period also differed from the federal statutory tax rate as a result of state income taxes, net of related federal income tax benefits.

The Act eliminated the Net Operating Loss carrybacks. Therefore, we are not allowed to carryback the loss expected to be generated during our fiscal year ending September 30, 2018 to obtain a refund. Instead, we will now be able to carry forward the loss indefinitely and use the loss to offset taxable income generated in future years. We expect that the Act will have a significant positive impact to us in future years in which we have taxable income.

As discussed in our 2017 Annual Report on Form 10-K filed with the SEC on December 1, 2017, certain deductions and losses are subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $1.3 million for each of the three months ended June 30, 2018 and 2017, and $3.9 million for each of the nine months ended June 30, 2018, and 2017.

Loss available for distribution. Loss available for distribution refers to net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution for the three and nine months ended June 30, 2018 of $13.0 million and $25.6 million, respectively, as compared to $5.2 million and $11.3 million for the three and nine months ended June 30, 2017, respectively.

Non-GAAP Financial Measures

Our loss before interest, tax, depreciation and amortization (EBITDA) for the three and nine months ended June 30, 2018 was $7.2 million and $10.4 million, respectively, as compared to earnings of $2.1 million and $14.1 million for the three and nine months ended June 30, 2017, respectively.

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

EBITDA reconciles to net loss as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(11,713)	$(3,917)	$(21,681)	$(7,371)
Interest expense, net	474	559	1,405	2,020
Income tax expense (benefit)	(158)	967	(3,024)	5,722
Depreciation and amortization(1)	4,192	4,537	12,923	13,698
EBITDA	$(7,205)	$2,146	$(10,377)	$14,069

(1)Includes depreciation of training equipment obtained in exchange for services of $0.3 million for each of the three months ended June 30, 2018 and 2017 and $1.0 million for the nine months ended June 30, 2018 and 2017, respectively.

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

We believe that the strategic use of our cash resources includes subsidizing funding alternatives for our students. Additionally, we evaluate the repurchase of our common stock, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash. We have selected a location for a new Bloomfield, New Jersey campus on a scale similar to our Long Beach, California and Dallas/Ft. Worth, Texas campuses, which we expect to open in August 2018.

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

To the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents and current investments were $56.2 million as of June 30, 2018.

Our principal source of liquidity is operating cash flows and existing cash, cash equivalent and investment balances. A majority of our revenues are derived from Title IV Programs and various veterans benefits programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of thirty-week periods. Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement for first-time borrowers is usually received 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the 16th week from the start of the student’s academic year. Under our proprietary loan program, we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

Our cash used in operating activities was $22.4 million for the nine months ended June 30, 2018 compared to $29.8 million for the nine months ended June 30, 2017.

For the nine months ended June 30, 2018, changes in our operating assets and liabilities resulted in cash outflows of $13.3 million and were primarily attributable to changes in deferred revenue, income tax payable, and prepaid and other current assets. The decrease in deferred revenue resulted in a cash outflow of $15.5 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at June 30, 2018 compared to September 30, 2017. The change in income tax from a payable to a receivable position resulted in a cash outflow of $1.5 million and was primarily due to the timing of tax payments and refunds. The increase in prepaid expenses and other current assets resulted in a cash outflow of $1.3 million primarily related to the timing of payments.

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

Investing Activities

During the nine months ended June 30, 2018, cash provided by investing activities was $31.7 million. We had cash inflows of $40.9 million from the proceeds of trading securities and of $7.5 million from proceeds received upon the maturity of investments. We had cash outflows of $17.1 million for property and equipment, primarily related to purchases for our Bloomfield, New Jersey campus and other new programs, as well as new and replacement training equipment for our ongoing operations. For the year ending September 30, 2018, we anticipate investing in capital expenditures in the range of $23 million to $24 million. Of this total, approximately $11 million is attributable to the property and equipment required to begin teaching classes at our Bloomfield, New Jersey campus, with an additional $2.5 million related to the expansion of programs at existing campuses.

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

Financing Activities

During the nine months ended June 30, 2018, cash used in financing activities was $3.4 million and related primarily to the payment of a semi-annual preferred stock dividend on March 28, 2018, totaling approximately $2.6 million.

During the nine months ended June 30, 2017, cash used in financing activities was $3.3 million and related primarily to the payment of a semi-annual preferred stock dividend on March 28, 2017, totaling approximately $2.6 million.

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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2018 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Other than the items described above, there were no changes during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2012, we received a CID from the Attorney General of the Commonwealth of Massachusetts related to a pending investigation in connection with allegations that we caused false claims to be submitted to the Commonwealth relating to student loans, guarantees and grants provided to students at our Norwood, Massachusetts campus. The CID required us to produce documents and provide written testimony regarding a broad range of our business from September 2006 to September 2012. We responded timely to the request. The Attorney General made a follow-up request for documents, and we complied with this request in February 2013. In response to a status update request from us, the Attorney General requested and we provided in April 2015 additional documents and information related to graduate employment at our Norwood, Massachusetts campus and our policies and practices for determining graduate employment. We have not received any additional requests since April 2015. At this time, we cannot predict the eventual scope, duration, outcome or associated costs of this request, and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of June 30, 2018, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the quarter ended June 30, 2018, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended June 30, 2018. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
April 1-30, 2018	—	$—	—	$—
May 1-31, 2018	—	$—	—	$—
June 1-30, 2018	603	$3.11	—	$—
Total	603	$3.11	—	$—

Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.
Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101
Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income (Loss); (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2018

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Kimberly J. Mcwaters
Kimberly J. McWaters
President and Chief Executive Officer