Form 10-Q
period 2018-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2019-02-05
CIK 1261654

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
For the quarterly period ended December 31, 2018

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer          ☐         Accelerated filer              ☑
Non-accelerated filer          ☐    Smaller reporting company     ☐
              Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At January 31, 2019, there were 25,365,414 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2018

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

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (SEC). The Annual Report on Form 10-K that we filed with the SEC on November 30, 2018 listed various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Report on Form 10-K and in this Report on Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2018	September 30, 2018
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$58,649	$58,104
Restricted cash	14,782	14,055
Receivables, net	10,417	21,106
Notes receivable, current portion	5,250	5,183
Prepaid expenses	11,395	10,320
Other current assets	7,821	8,027
Total current assets	108,314	116,795
Property and equipment, net	113,014	114,848
Goodwill	8,222	8,222
Notes receivable, less current portion	31,505	31,194
Other assets	10,108	11,219
Total assets	$271,163	$282,278
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,516	$46,617
Dividends payable	1,323	—
Deferred revenue	41,374	38,236
Accrued tool sets	2,700	2,397
Financing obligation, current portion	1,376	1,319
Other current liabilities	4,036	3,893
Total current liabilities	91,325	92,462
Deferred tax liabilities, net	329	329
Deferred rent liability	11,545	12,003
Financing obligation	40,348	40,715
Other liabilities	9,435	10,124
Total liabilities	152,982	155,633
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,230,311 shares issued and 25,365,414 shares outstanding as of December 31, 2018 and 32,168,795 shares issued and 25,303,898 shares outstanding as of September 30, 2018	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2018 and September 30, 2018, liquidation preference of $100 per share	—	—
Paid-in capital - common	187,308	186,732
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 6,864,897 shares as of December 31, 2018 and September 30, 2018	(97,388)	(97,388)
Retained deficit	(40,595)	(31,555)
Total shareholders’ equity	118,181	126,645
Total liabilities and shareholders’ equity	$271,163	$282,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended December 31,
	2018	2017
	(In thousands, except per share amounts)
Revenues	$83,050	$81,156
Operating expenses:
Educational services and facilities	45,735	44,081
Selling, general and administrative	44,520	40,679
Total operating expenses	90,255	84,760
Loss from operations	(7,205)	(3,604)
Other income (expense):
Interest expense, net	(411)	(431)
Equity in earnings of unconsolidated affiliate	97	97
Other income, net	(65)	(26)
Total other expense, net	(379)	(360)
Loss before income taxes	(7,584)	(3,964)
Income tax expense (benefit)	133	(2,829)
Net loss and comprehensive loss	$(7,717)	$(1,135)
Preferred stock dividends	1,323	1,323
Loss available for distribution	$(9,040)	$(2,458)

Loss per share:
Net loss per share - basic	$(0.36)	$(0.10)
Net loss per share - diluted	$(0.36)	$(0.10)
Weighted average number of shares outstanding:
Basic	25,321	25,008
Diluted	25,321	25,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2018	32,169	$3	700	$—	$186,732	$68,853	6,865	$(97,388)	$(31,555)	$126,645
Net loss	—	—	—	—	—	—	—	—	(7,717)	(7,717)
Issuance of common stock under employee plans	99	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(38)	—	—	—	(118)	—	—	—	—	(118)
Stock-based compensation	—	—	—	—	694	—	—	—	—	694
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2018	32,230	$3	700	$—	$187,308	$68,853	6,865	$(97,388)	$(40,595)	$118,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,717)	$(1,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,205	3,362
Amortization of assets subject to financing obligation	670	671
Bad debt expense	337	338
Stock-based compensation	694	359
Deferred income taxes	—	(2,812)
Equity in earnings of unconsolidated affiliate	(97)	(97)
Training equipment credits earned, net	78	(224)
Other losses	401	11
Changes in assets and liabilities:
Receivables	6,235	5,890
Prepaid expenses and other assets	(1,210)	(1,250)
Other assets	720	—
Notes receivable	(378)	(3,043)
Accounts payable and accrued expenses	(1,578)	(4,952)
Deferred revenue	3,138	542
Income tax payable/receivable	169	(156)
Accrued tool sets and other current liabilities	588	360
Deferred rent liability	(458)	(553)
Other liabilities	(387)	82
Net cash provided by (used in) operating activities	4,410	(2,607)
Cash flows from investing activities:
Purchase of property and equipment	(2,779)	(2,556)
Proceeds from disposal of property and equipment	5	2
Proceeds received upon maturity of investments	—	947
Purchase of trading securities	—	(894)
Proceeds from sales of trading securities	—	40,902
Return of capital contribution from unconsolidated affiliate	64	101
Net cash provided by (used in) investing activities	(2,710)	38,502
Cash flows from financing activities:
Payment of financing obligation	(310)	(259)
Payment of payroll taxes on stock-based compensation through shares withheld	(118)	(3)
Net cash used in financing activities	(428)	(262)
Change in cash, cash equivalents and restricted cash:
Net increase in cash, cash equivalents and restricted cash	1,272	35,633
Cash, cash equivalents and restricted cash, beginning of period	72,159	64,960
Cash, cash equivalents and restricted cash, end of period	$73,431	$100,593
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Supplemental disclosure of cash flow information:
(Taxes paid)/refunds received	$(148)	$139
Interest paid	$814	$835
Training equipment obtained in exchange for services	$124	$418
Depreciation of training equipment obtained in exchange for services	$382	$343
Change in accrued capital expenditures during the period	$(575)	$(399)
Dividends payable	$1,323	$1,323
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

1.    Nature of the Business

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as well as welders and computer numerical control (CNC) machining technicians as measured by total average undergraduate full-time enrollment and graduates. We offer certificate, diploma or degree programs at 13 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute and NASCAR Technical Institute. We also offer manufacturer specific advanced training (MSAT) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 53 years.

We work closely with leading original equipment manufacturers (OEMs) and employers to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965 (HEA), as amended, as well as from various veterans benefits programs. For further discussion, see Note 2 "Summary of Significant Accounting Policies - Concentration of Risk" and Note 18 “Government Regulation and Financial Aid” included in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018.
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2018, are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the acquisition is not a business. In addition, a business must include at least one substantive process. The standard is to be applied on a prospective basis to purchases or disposals of a business or an asset. We adopted ASU 2017-01 as of October 1, 2018. There was no impact to our financial statements or disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU 2016-15 as of October 1, 2018. There was no impact on our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This guidance requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. We adopted ASU 2016-18 as of October 1, 2018 using the retrospective method of adjustment. As a result of our adoption of ASU 2016-18, net cash used in operating activities decreased by less than $0.1 million and net cash provided by investing activities decreased by $0.7 million for the three months ended December 31, 2017.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	December 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	58,649	86,450
Restricted cash	14,782	14,143
Total cash, cash equivalents and restricted cash shown in condensed consolidated statements of cash flows	73,431	100,593

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily impacts the accounting for equity investments other than those accounted for using the equity method of accounting, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Additionally, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. We adopted ASU 2016-01 as of October 1, 2018. There was no impact to our financial statements or disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 amends Accounting Standards Codification (ASC) 220 to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the "Tax Cuts and Jobs Act"

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

and requires entities to provide certain disclosures regarding stranded tax effects. We adopted ASU 2018-02 as of October 1, 2018. There was no impact to our financial statements or disclosures.
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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 amends the disclosure requirements of ASC 820, changing the fair value measurement disclosure requirements of ASC 820 by adding new disclosure requirements, modifying existing disclosure requirements and eliminating other disclosure requirements. Early adoption is permitted. We are currently evaluating the impact that the standard will have on our financial statement disclosures.

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

4. Revenue from Contracts with Customers
Nature of Goods and Services
Postsecondary education. Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (ASC 606), which we adopted effective October 1, 2017. Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our core programs are designed to be completed in 33 to 102 weeks, and our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.
Additionally, certain students participate in a proprietary loan program that extends repayment terms for their tuition.  We purchase said loans from the lender, and based on historical collection rates believe a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on the amount we expect to collect, and we recognize these revenues ratably over the term of the course or program offered.
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

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2018	September 30, 2018
Receivables, which includes Tuition and Notes Receivable	$41,651	$46,372
Contract liabilities	$41,374	$38,236

During the three months ended December 31, 2018, the contract liabilities balance included decreases for revenues recognized during the period and increases related to new students who started school during the period.
Transaction Price Allocated to the Remaining Performance Obligations
Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our undergraduate programs are designed to be completed in 33 to 102 weeks, and our advanced training programs range from 12 to 23 weeks in duration.
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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$38,373	$38,373	$—	$—
Notes receivable	36,755	—	—	36,755
Total assets at fair value on a recurring basis	$75,128	$38,373	$—	$36,755

		Fair Value Measurements Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$36,387	$36,387	$—	$—
Notes receivable	36,377	—	—	36,377
Total assets at fair value on a recurring basis	$72,764	$36,387	$—	$36,377

Money market funds are reflected as cash and cash equivalents in our consolidated balance sheets. Notes receivable relate to our proprietary loan program.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

6. Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2018	September 30, 2018
Land	—	$3,189	$3,189
Buildings and building improvements	30-35	81,441	81,304
Leasehold improvements	1-28	55,329	54,310
Training equipment	3-10	95,805	95,795
Office and computer equipment	3-10	36,743	36,714
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	12,251	12,251
Vehicles	5	1,400	1,400
Construction in progress	—	4,090	4,250
		309,940	308,905
Less accumulated depreciation and amortization		(196,926)	(194,057)
		$113,014	$114,848

The following amounts, which are included in the above table, represent assets financed by financing obligations:

	December 31, 2018	September 30, 2018
Assets financed by financing obligations, gross	$45,816	$45,816
Less accumulated depreciation and amortization	(12,196)	(11,526)
Assets financed by financing obligations, net	$33,620	$34,290

7. Goodwill and Intangible Assets
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
Our goodwill balance of $8.2 million resulted from the acquisition of our motorcycle and marine education business in 1998 and is allocated to our MMI Orlando, Florida campus that provides the related educational programs.

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
Investment in unconsolidated affiliate consisted of the following and is included within other assets on our condensed consolidated balance sheet:

	December 31, 2018		September 30, 2018
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,239	27.972%	$4,206	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Three Months Ended December 31,
	2018	2017
Balance at beginning of period	$4,206	$4,112
Equity in earnings of unconsolidated affiliate	97	97
Return of capital contribution from unconsolidated affiliate	(64)	(101)
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes	—	—
Balance at end of period	$4,239	$4,108

9.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2018	September 30, 2018
Accounts payable	$8,649	$8,759
Accrued compensation and benefits	20,661	22,022
Other accrued expenses	11,206	15,836
	$40,516	$46,617

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

During the three months ended March 31, 2016, there were several pieces of negative evidence that contributed to our conclusion that a valuation allowance was appropriate against all deferred tax assets that rely upon future taxable income for their realization. As a result of our assessment, we recorded a full valuation allowance during the three months ended March 31, 2016. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth. We continue to have a full valuation allowance as of December 31, 2018 and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The components of income tax expense are as follows:

	Three Months Ended December 31,
	2018	2017
Current expense (benefit)
United States federal	$(3)	$(3)
State	136	(14)
Total current expense (benefit)	133	(17)
Deferred (benefit) expense
United States federal	—	(2,878)
State	—	66
Total deferred (benefit) expense	—	(2,812)
Total provision (benefit) for income taxes	$133	$(2,829)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 21.0% to pre-tax loss for the three months ended December 31, 2018 and 24.5% to pre-tax loss for the three months ended December 31, 2017. The reasons for the differences are as follows:

	Three Months Ended December 31,
	2018	2017
Income tax expense (benefit) at statutory rate	$(1,593)	$(971)
State income taxes (benefits), net of federal tax benefit	107	(173)
Change in federal statutory rate	—	—
Increase (decrease) in valuation allowance	1,492	(1,836)
Other, net	127	151
Total income tax expense (benefit)	$133	$(2,829)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The components of the deferred tax assets (liabilities) recorded in the accompanying condensed consolidated balance sheets were as follows:

	December 31, 2018	September 30, 2018

Gross deferred tax assets:
Deferred compensation	$1,134	$1,253
Reserves and accruals	4,925	4,794
Accrued tool sets	717	638
Deferred revenue	8,275	9,185
Deferred rent liability	173	189
Net operating losses and tax credit carryforwards	8,147	5,389
Depreciation and amortization of property and equipment	3,624	3,740
Charitable contribution carryovers	804	804
Deductions limited by Section 382	790	700
Valuation allowance	(24,952)	(23,112)
Total gross deferred tax assets	3,637	3,580
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(2,056)	(2,056)
Prepaid and other expenses deductible for tax	(1,910)	(1,853)
Total gross deferred tax liabilities	(3,966)	(3,909)
Net deferred tax liabilities	$(329)	$(329)

The following table summarizes the activity for the valuation allowance for the three months ended December 31, 2018:

Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Write-offs	Balance at End of Period
$23,112	$1,833	$7	$24,952

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Proprietary Loan Program

As discussed in Note 4, we have established a private loan program with a bank under which we ultimately purchase the loans originated by the bank. As of December 31, 2018, we had committed to provide loans to our students for approximately $165.1 million since inception in 2008.

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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of December 31, 2018 and September 30, 2018, 700,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at December 31, 2018.

Pursuant to the terms of the Securities Purchase Agreement, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We accrued Cash Dividends of $1.3 million as of December 31, 2018.

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the three months ended December 31, 2018. As of December 31, 2018, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Securities Purchase Agreement, future stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

13.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, which occurred on June 24, 2016, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic income (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. Accordingly, the two-class method was not applicable for the three months ended December 31, 2018 and 2017.

Diluted net income per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted net loss amounts are the same for the three months ended December 31, 2018 and 2017 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. The following table summarizes the computation of basic and diluted loss per share under the as-converted method:

	Three Months Ended December 31,
	2018	2017
Loss available for distribution	$(9,040)	$(2,458)

Weighted average number of shares
Basic shares outstanding	25,321	25,008
Dilutive effect related to employee stock plans	—	—
Diluted shares outstanding	25,321	25,008

Net loss per share - basic	$(0.36)	$(0.10)
Net loss per share - diluted	$(0.36)	$(0.10)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Outstanding stock-based grants	307	363
Convertible preferred stock	21,021	21,021
	21,328	21,384

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
Summary information by reportable segment is as follows:

	Three Months Ended December 31,
	2018	2017
Revenues
Postsecondary education	$79,224	$77,344
Other	3,826	3,813
Intersegment eliminations	—	(1)
Consolidated	$83,050	$81,156
Income (loss) from operations
Postsecondary education	$(6,231)	$(2,780)
Other	(974)	(824)
Consolidated	$(7,205)	$(3,604)
Depreciation and amortization(1)
Postsecondary education	$3,828	$3,938
Other	47	95
Consolidated	$3,875	$4,033
Net loss
Postsecondary education	$(6,839)	$(440)
Other	(878)	(695)
Consolidated	$(7,717)	$(1,135)

	December 31, 2018	September 30, 2018
Goodwill
Postsecondary education	$8,222	$8,222
Other	—	—
Consolidated	$8,222	$8,222
Total assets
Postsecondary education	$264,695	$275,427
Other	6,468	6,851
Consolidated	$271,163	$282,278
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.4 million and $0.3 million for the three months ended December 31, 2018 and December 31, 2017, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

15.  Government Regulation and Financial Aid
Accreditation

In July 2018, the Accrediting Commission of Career Schools (ACCSC) conducted a renewal of accreditation on-site evaluation at NASCAR Technical Institute, which resulted in zero findings. The campus will be considered for reaccreditation at the February 2019 Commission meeting.

In August 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Orlando, Florida campus. We have yet to receive the Team Summary Report indicating any findings from the evaluation. We anticipate receipt of the Team Summary Report in February 2019.
In September 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Houston, Texas campus, which resulted in one finding of non-compliance. The Houston, Texas campus reported student and graduation and employment rates that did not meet the ACCSC minimum benchmarks for the Collision Repair & Refinish Technology program and Core Collision Repair & Refinish Technology with Estimating. The campus has since discontinued the Core Collision Repair & Refinish Technology with Estimating program and the Collision Repair & Refinish Technology is now above the established benchmarks. The campus will be considered for reaccreditation at the May 2019 Commission meeting.
In December 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Lisle, Illinois campus, which resulted in zero findings. The campus will be considered for reaccreditation at the May 2019 Commission meeting.

Regulation of Federal Student Financial Aid Programs
Accreditation & Academic Definitions. On October 15, 2018, the U.S. Department of Education (ED) published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters, including, but not limited to, requirements for accrediting agencies in their oversight of member institutions and programs; criteria used by ED to recognize accrediting agencies; simplification of ED’s recognition and review of accrediting agencies; clarification of the core oversight responsibilities amongst accrediting agencies, states and ED; clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an educational program; roles and responsibilities of institutions and accrediting agencies in the teach-out process; regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; regulatory changes required to enable expansion of direct assessment programs, distance education, and competency-based education; regulatory changes required to clarify disclosure and other requirements of state authorization; emphasizing the importance of institutional mission in evaluating its policies, programs and outcomes; simplification of state authorization requirements related to distance education; defining “regular and substantive interaction” as it relates to distance education and correspondence courses; defining the term “credit hour;” defining the requirements related to the length of educational programs and entry level requirements for the occupation; and other matters. On January 7, 2019, ED released a set of draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees. The draft proposed regulations also cover additional topics including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula for measuring the lengths of certain educational programs, the return of unearned Title IV funds received for students who withdraw before completing their educational programs, and the measurement of student academic progress. The proposed changes to the regulations remain subject to further change during the negotiated rulemaking process and we continue to monitor and review those proposals as they evolve. The committee and subcommittees are scheduled to meet during the first three months of 2019. At this time, we cannot provide any assurances as to the timing, content or impact of any final regulations arising from this planned negotiated rulemaking process.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Compliance with Regulatory Standards and Effect of Regulatory Violations. As described in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018, in connection with the issuance of our Series A Preferred Stock, effective July 2016 ED requested the submission of bi-weekly cash flow projection reports and a monthly student roster. On February 28, 2018, ED notified us that the cash flow projection reports would be required on a monthly basis instead of the previously requested bi-weekly basis. This special reporting will continue until we are otherwise notified by ED.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Report on Form 10-Q and those in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2018 Annual Report on Form 10-K and included in Part II, Item 1A of this Report on Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as well as welders and CNC machining technicians as measured by total average undergraduate full-time enrollment and graduates. We offer certificate, diploma or degree programs at 13 campuses across the United States. We also offer MSAT programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 53 years.

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

2019 Overview

Operations

Lower student population levels as we began 2019 resulted in a decline of 0.3% in our average undergraduate full-time enrollment to 11,225 students for the three months ended December 31, 2018. We started 1,511 students during the three months ended December 31, 2018, which was a increase of 14.8% from the prior year comparable period. The increase in starts was primarily the result of the transformation plan initiatives and continued execution of the metro campus strategy.

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

ED published guidance in November 2015 that eliminated certain restrictions on incentive compensation for admissions representatives. Specifically, ED reconsidered its previous interpretation and stated that its regulations do not prohibit compensation for admissions representatives that is based upon students’ graduation from, or completion of, educational programs.  Compensation based on enrolling students, however, continues to be prohibited. Please see further discussion in “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Incentive Compensation” included in our Annual Report on Form 10-K filed with the SEC on November 30, 2018. We have made adjustments to the compensation practices for our admissions representatives, which we believe will be compliant with ED's November 2015 guidance. The transition period for the new compensation structure ended December 31, 2018. We will continue to evaluate other compensation options under these regulations and guidance.

Our revenues for the three months ended December 31, 2018 were $83.1 million, an increase of $1.9 million, or 2.3%, from the comparable period in the prior year. We had an operating loss of $7.2 million compared to $3.6 million for the same period in the prior year. The decline in our operating results was due to an increase in contract services, which included the final payment of $4.0 million to terminate our agreement with our former consultant related to the strategic transformation plan. Additionally, there were increases in compensation/related costs and transformation plan student growth expenses, partially offset by a decrease in professional accounting services expense. We incurred a net loss of $7.7 million compared to $1.1 million for the comparable period in the prior year.

Graduate Employment

Our consolidated graduate employment rate for our 2018 graduates during the three months ended December 31, 2018 is slightly higher than the rate at the same time in the prior year. The rate has improved for our Automotive and Diesel Technology, Marine and Motorcycle programs. The rate has declined for our Collision Repair program.

Regulatory Environment

Accreditation

In July 2018, ACCSC conducted a renewal of accreditation on-site evaluation at NASCAR Technical Institute, which resulted in zero findings. The campus will be considered for reaccreditation at the February 2019 Commission meeting.

In August 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Orlando, Florida campus. We have yet to receive the Team Summary Report indicating any findings from the evaluation. We anticipate receipt of the Team Summary Report in February 2019.
In September 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Houston, Texas campus, which resulted in one finding of non-compliance. The Houston, Texas campus reported student and graduation and employment rates that did not meet the ACCSC minimum benchmarks for the Collision Repair & Refinish Technology program and Core Collision Repair & Refinish Technology with Estimating. The campus has since discontinued the Core Collision Repair & Refinish Technology with Estimating program and the Collision Repair & Refinish Technology is now above the established benchmarks. The campus will be considered for reaccreditation at the May 2019 Commission meeting.
In December 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Lisle, Illinois campus, which resulted in zero findings. The campus will be considered for reaccreditation at the May 2019 Commission meeting.

Regulation of Federal Student Financial Aid Programs
Accreditation & Academic Definitions. On October 15, 2018, ED published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters, including, but not limited to, requirements for accrediting agencies in their oversight of member institutions and programs; criteria used by ED to recognize accrediting agencies; simplification of ED’s recognition and review of accrediting agencies; clarification of the core oversight responsibilities amongst accrediting agencies, states and ED; clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an educational program; roles and responsibilities of institutions and accrediting agencies in the teach-out process; regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; regulatory changes required to enable expansion of direct assessment programs, distance education, and competency-based education; regulatory changes required to clarify disclosure and other requirements of state authorization; emphasizing the importance of institutional mission in evaluating its policies, programs and outcomes; simplification of state authorization requirements related to distance education; defining “regular and substantive interaction” as it relates to distance education and correspondence courses; defining the term “credit hour;” defining the requirements related to the length of educational programs and entry level requirements for the occupation; and other matters. On January 7, 2019, ED released a set of draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees. The draft proposed regulations also cover additional topics including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula for measuring the lengths of certain educational programs, the return of unearned Title IV funds received for students who withdraw before completing their educational programs, and the measurement of student academic progress. The proposed changes to the regulations remain subject to further change during the negotiated rulemaking process and we continue to monitor and review those proposals as they evolve. The committee and subcommittees are scheduled to meet during the first three months of 2019. At this time, we cannot provide any assurances as to the timing, content or impact of any final regulations arising from this planned negotiated rulemaking process.

Compliance with Regulatory Standards and Effect of Regulatory Violations. As described in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018, in connection with the issuance of our Series A Preferred Stock, effective July 2016 ED requested the submission of bi-weekly cash flow projection reports and a monthly student roster. On February 28, 2018, ED notified us that the cash flow projection reports would be required on a monthly basis instead of the previously requested bi-weekly basis. This special reporting will continue until we are otherwise notified by ED.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2018	2017
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	55.1%	54.3%
Selling, general and administrative	53.6%	50.2%
Total operating expenses	108.7%	104.5%
Loss from operations	(8.7)%	(4.5)%
Interest expense, net	(0.5)%	(0.5)%
Other income	—%	0.1%
Total other expense, net	(0.5)%	(0.4)%
Loss before income taxes	(9.2)%	(4.9)%
Income tax expense (benefit)	0.2%	(3.5)%
Net loss	(9.4)%	(1.4)%
Preferred stock dividends	1.6%	1.6%
Loss available for distribution	(11.0)%	(3.0)%

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Revenues. Our revenues for the three months ended December 31, 2018 were $83.1 million, an increase of $1.9 million, or 2.3%, as compared to revenues of $81.2 million for the three months ended December 31, 2017. Revenue was impacted by one additional earning day during the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, which resulted in an increase of approximately $1.3 million. Additionally, there were tuition rate increases of up to 2.5%, depending on the program. Our average full-time student enrollment decreased 0.3%, which resulted in a decrease in revenues of approximately $0.3 million. We recognized $1.7 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended December 31, 2018, as compared to $1.8 million for the three months ended December 31, 2017.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended December 31, 2018 were $45.7 million, an increase of $1.6 million, as compared to $44.1 million for the three ended December 31, 2017.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Salaries expense	$20,096	$19,353
Employee benefits and tax	3,960	3,985
Bonus expense	168	174
Stock-based compensation	—	—
Compensation and related costs	24,224	23,512
Occupancy costs	9,027	8,787
Depreciation and amortization expense	3,877	3,845
Other educational services and facilities expense	8,113	7,766
Student expenses-housing	494	171
	$45,735	$44,081
Compensation and related costs increased $0.7 million for the three months ended December 31, 2018. The increase was attributable to additional employees for the Bloomfield, New Jersey campus and employees dedicated to retention and student services for transformation plan initiatives.
Occupancy costs increased $0.2 million for the three months ended December 31, 2018. The increase was primarily due to the addition of the Bloomfield, New Jersey campus.
Student expenses related to student housing increased $0.3 million for the three months ended December 31, 2018. The increase was attributed to transformation plan initiatives for new student start growth and improved graduation rates.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2018 were $44.5 million, an increase of $3.8 million, as compared to $40.7 million for the three months ended December 31, 2017.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Salaries expense	$14,911	$14,683
Employee benefits and tax	3,531	3,394
Bonus expense	2,662	1,588
Stock-based compensation	694	359
Compensation and related costs	21,798	20,024
Advertising expense	10,583	10,611
Other selling, general and administrative expenses	6,006	6,158
Contract service expense	5,453	2,666
Professional accounting services expense	299	689
Depreciation and amortization expense	381	531
	$44,520	$40,679
Compensation and related costs increased $1.8 million for the three months ended December 31, 2018:

•
Bonus expense increased by $1.1 million for the three months ended December 31, 2018, primarily as a result of our admissions representatives attaining student metrics and additional expense related to our graduate-based incentive compensation program.

•	Stock compensation expense increased $0.3 million for the three months ended December 31, 2018, due to higher levels of grants compared to the three months ended December 31, 2017.
Contract services expense increased $2.8 million for the three months ended December 31, 2018. The increase is primarily attributable to the $4.0 million termination of our agreement with a top-tier consulting firm related to the strategic transformation plan. For further discussion, see Note 20 "Subsequent Event" included in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. During the three months ended December 31, 2017, contract services expense increased by $1.4 million for the diagnostic phase related to the consulting firm.
Professional accounting services expense decreased $0.4 million for the three months ended December 31, 2018 due to professional services incurred with our adoption of ASC 606.
Income taxes. Our income tax expense for the three months ended December 31, 2018 was approximately 0.1 million, or (1.8)% of pre-tax loss, compared to an income tax benefit of $2.8 million, or 71.4% of pre-tax loss, for the three months ended December 31, 2017. See Note 10 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion. The effective income tax rate in each period also differed from the federal statutory tax rate as a result of state income taxes, net of related federal income tax benefits.

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $1.3 million for each of the three months ended December 31, 2018 and 2017, respectively.

Loss available for distribution. Loss available for distribution refers to net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution for the three months ended December 31, 2018 of $9.0 million, as compared to $2.5 million for the three months ended December 31, 2017, respectively.

Non-GAAP Financial Measures

Our loss before interest income, income taxes, depreciation and amortization (EBITDA) for the three months ended December 31, 2018 were $(2.9) million, as compared to earnings of $0.8 million for the three months ended December 31, 2017.

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

EBITDA reconciles to net loss as follows:

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Net loss, as reported	$(7,717)	$(1,135)
Interest expense, net	411	431
Income tax expense (benefit)	133	(2,829)
Depreciation and amortization(1)	4,258	4,376
EBITDA	(2,915)	843

(1)Includes depreciation of training equipment obtained in exchange for services of $0.4 million and $0.3 million for each of the three months ended December 31, 2018 and 2017, respectively.

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

On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock. On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering are intended to be used to fund strategic long-term growth initiatives, including the expansion to new markets of campuses on a scale similar to our Long Beach, California, Bloomfield, New Jersey and Dallas/Ft. Worth, Texas campuses and the creation of new programs in existing markets with under-utilized campus facilities. We may use the proceeds to fund strategic acquisitions that complement our core business. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents and investments on hand or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity. We paid preferred stock cash dividends of $5.3 million during the year ended September 30, 2018.

To the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents were $58.6 million as of December 31, 2018.

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

Operating Activities

Our cash provided by operating activities was $4.4 million for the three months ended December 31, 2018 compared to cash used in operating activities of $2.6 million for the three months ended December 31, 2017.

For the three months ended December 31, 2018, changes in our operating assets and liabilities resulted in cash inflows of $6.8 million and were primarily attributable to changes in receivables, deferred revenue, accounts payable and accrued expenses, and prepaid and other current assets. The decrease in receivables resulted in a cash inflow of $6.2 million and was primarily attributable to the timing of Title IV disbursements and other cash receipts on behalf of our students. The increase in deferred revenue resulted in a cash inflow of $3.1 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at December 31, 2018, as compared to September 30, 2018. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $1.6 million primarily related to the timing of payments. The increase in prepaid expenses and other current assets resulted in a cash outflow of $1.2 million primarily related to the timing of payments.

For the three months ended December 31, 2017, changes in our operating assets and liabilities resulted in cash outflows of $3.1 million and were primarily attributable to changes in accounts payable and accrued expenses and receivables. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $5.0 million. This decrease was primarily attributable to the timing of payroll and invoices. The increase in notes receivable resulted in a cash outflow of $3.0 million and was related to the activity from our proprietary loan program. The decrease in receivables resulted in a cash inflow of $5.9 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.

Investing Activities

During the three months ended December 31, 2018, cash used in investing activities was $2.7 million and related to the purchase of property and equipment, primarily related to purchases for our Dallas/Ft. Worth, Texas campus for welding, new and replacement training equipment for ongoing operations and consolidation efforts at our Houston, Texas campus. For the year ending September 30, 2019, we anticipate investing in capital expenditures in the range of $8.0 million to $10.0 million. Of this total, approximately $1.6 million is attributable to opening our Welding Technology program at our Dallas/Ft. Worth, Texas campus, with an additional $1.0 million related to course development.

During the three months ended December 31, 2017, cash provided by investing activities was $39.2 million. We had cash inflows from the proceeds of trading securities of $40.9 million. We had cash outflows of property and equipment of $2.5 million, primarily related to purchases of new and replacement training equipment for our ongoing operations.

Financing Activities

During the three months ended December 31, 2018 and 2017, cash used in financing activities was $0.4 million and $0.3 million, respectively and related primarily to payments on our financing obligations.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 to our condensed consolidated financial statements within Part I, Item 1 of this Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since September 30, 2018. For a discussion of our exposure to market risk, refer to our 2018 Annual Report on Form 10-K, filed with the SEC on November 30, 2018.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Interim Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2018 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
In addition to the other information set forth in this Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018, which could materially affect our business, financial condition or operating results. The risks described in this Report on Form 10-Q and in our 2018 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of December 31, 2018, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the quarter ended December 31, 2018, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended December 31, 2018. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
October 1-31, 2018	—	$—	—	$—
November 1-30, 2018	—	$—	—	$—
December 1-31, 2018	37,595	$3.14	—	$—
Total	37,595	$3.14	—	$—

Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.
Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101
Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Loss; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 6, 2019

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Kimberly J. McWaters
Kimberly J. McWaters
President and Chief Executive Officer