Form 10-Q
period 2019-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2019-05-10
CIK 1261654

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
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	UTI	New York Stock Exchange
At May 6, 2019, there were 25,497,365 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

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

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	September 30, 2018
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$52,925	$58,104
Restricted cash	14,019	14,055
Receivables, net	10,965	21,106
Notes receivable, current portion	5,181	5,183
Prepaid expenses	10,778	10,320
Other current assets	7,265	8,027
Total current assets	101,133	116,795
Property and equipment, net	110,115	114,848
Goodwill	8,222	8,222
Notes receivable, less current portion	30,453	31,194
Other assets	10,414	11,219
Total assets	$260,337	$282,278
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$43,591	$46,617
Deferred revenue	36,482	38,236
Accrued tool sets	2,899	2,397
Financing obligation, current portion	1,434	1,319
Income tax payable	20	—
Other current liabilities	3,727	3,893
Total current liabilities	88,153	92,462
Deferred tax liabilities, net	329	329
Deferred rent liability	10,265	12,003
Financing obligation	39,961	40,715
Other liabilities	9,395	10,124
Total liabilities	148,103	155,633
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,362,262 shares issued and 25,497,365 shares outstanding as of March 31, 2019 and 32,168,795 shares issued and 25,303,898 shares outstanding as of September 30, 2018	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of March 31, 2019 and September 30, 2018, liquidation preference of $100 per share	—	—
Paid-in capital - common	187,919	186,732
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 6,864,897 shares as of March 31, 2019 and September 30, 2018	(97,388)	(97,388)
Retained deficit	(47,153)	(31,555)
Total shareholders’ equity	112,234	126,645
Total liabilities and shareholders’ equity	$260,337	$282,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenues	$81,746	$80,663	$164,796	$161,819
Operating expenses:
Educational services and facilities	45,822	45,817	91,557	89,898
Selling, general and administrative	41,504	43,666	86,024	84,345
Total operating expenses	87,326	89,483	177,581	174,243
Loss from operations	(5,580)	(8,820)	(12,785)	(12,424)
Other income (expense):
Interest expense, net	(416)	(500)	(827)	(931)
Equity in earnings of unconsolidated affiliate	101	96	198	193
Other income, net	721	354	656	328
Total other income (expense), net	406	(50)	27	(410)
Loss before income taxes	(5,174)	(8,870)	(12,758)	(12,834)
Income tax expense (benefit)	89	(37)	222	(2,866)
Net loss and comprehensive loss	$(5,263)	$(8,833)	$(12,980)	$(9,968)
Preferred stock dividends	1,295	1,295	2,618	2,618
Loss available for distribution	$(6,558)	$(10,128)	$(15,598)	$(12,586)

Loss per share:
Net loss per share - basic	$(0.26)	$(0.40)	$(0.61)	$(0.50)
Net loss per share - diluted	$(0.26)	$(0.40)	$(0.61)	$(0.50)
Weighted average number of shares outstanding:
Basic	25,412	25,057	25,366	25,032
Diluted	25,412	25,057	25,366	25,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

The following summarizes the changes in total equity for the six months ended March 31, 2019:

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2018	32,169	$3	700	$—	$186,732	$68,853	6,865	$(97,388)	$(31,555)	$126,645
Net loss	—	—	—	—	—	—	—	—	(7,717)	(7,717)
Issuance of common stock under employee plans	99	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(38)	—	—	—	(118)	—	—	—	—	(118)
Stock-based compensation	—	—	—	—	694	—	—	—	—	694
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2018	32,230	$3	700	$—	$187,308	$68,853	6,865	$(97,388)	$(40,595)	$118,181
Net loss	—	—	—	—	—	—	—	—	(5,263)	(5,263)
Issuance of common stock under employee plans	134	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(2)	—	—	—	(7)	—	—	—	—	(7)
Stock-based compensation	—	—	—	—	618	—	—	—	—	618
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,295)	(1,295)
Balance as of March 31, 2019	32,362	$3	700	$—	$187,919	$68,853	6,865	$(97,388)	$(47,153)	$112,234

The following summarizes the changes in total equity for the six months ended March 31, 2018:

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2017	31,872	$3	700	$—	$185,140	$68,853	6,865	$(97,388)	$(30,832)	$125,776
Cumulative-effect adjustment	—	—	—	—	—	—	—	—	37,209	37,209
Net loss	—	—	—	—	—	—	—	—	(1,135)	(1,135)
Issuance of common stock under employee plans	3	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	—	—	(3)	—	—	—	—	(3)
Stock-based compensation	—	—	—	—	359	—	—	—	—	359
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2017	31,875	$3	700	$—	$185,496	$68,853	6,865	$(97,388)	$3,919	$160,883
Net loss	—	—	—	—	—	—	—	—	(8,833)	(8,833)
Issuance of common stock under employee plans	179	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(4)	—	—	—	(8)	—	—	—	—	(8)
Stock-based compensation	—	—	—	—	741	—	—	—	—	741
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,295)	(1,295)
Balance as of March 31, 2018	32,050	$3	700	$—	$186,229	$68,853	6,865	$(97,388)	$(6,209)	$151,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,980)	$(9,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,614	6,713
Amortization of assets subject to financing obligation	1,341	1,341
Bad debt expense	554	738
Stock-based compensation	1,312	1,100
Deferred income taxes	—	(2,812)
Equity in earnings of unconsolidated affiliate	(198)	(193)
Training equipment credits earned, net	473	2
Other gains, net	193	91
Changes in assets and liabilities:
Receivables	9,652	3,551
Prepaid expenses and other assets	(730)	(2,065)
Other assets	738	(52)
Notes receivable	743	(1,591)
Accounts payable and accrued expenses	(2,154)	4,539
Deferred revenue	(1,754)	(5,748)
Income tax payable/receivable	342	(1,866)
Accrued tool sets and other current liabilities	644	438
Deferred rent liability	(1,738)	(300)
Other liabilities	(244)	9
Net cash provided by (used in) operating activities	2,808	(6,073)
Cash flows from investing activities:
Purchase of property and equipment	(4,782)	(7,613)
Proceeds from disposal of property and equipment	8	1
Proceeds received upon maturity of investments	—	7,043
Purchase of trading securities	—	(894)
Proceeds from sales of trading securities	—	40,902
Return of capital contribution from unconsolidated affiliate	133	165
Net cash provided by (used in) investing activities	(4,641)	39,604
Cash flows from financing activities:
Payment of preferred stock cash dividend	(2,618)	(2,618)
Payment of financing obligation	(639)	(536)
Payment of payroll taxes on stock-based compensation through shares withheld	(125)	(11)
Net cash used in financing activities	(3,382)	(3,165)
Change in cash, cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,215)	30,366
Cash, cash equivalents and restricted cash, beginning of period	72,159	64,960
Cash, cash equivalents and restricted cash, end of period	$66,944	$95,326
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Six Months Ended March 31,
	2019	2018
	(In thousands)
Supplemental disclosure of cash flow information:
(Taxes paid)/refunds received	$(120)	$1,812
Interest paid	$1,662	$1,665
Training equipment obtained in exchange for services	$386	$1,151
Depreciation of training equipment obtained in exchange for services	$742	$676
Change in accrued capital expenditures during the period	$1,152	$(2,280)
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
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and six months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This guidance requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. We adopted ASU 2016-18 as of October 1, 2018 using the retrospective method of adjustment. As a result of our adoption of ASU 2016-18, net cash used in operating activities increased by $0.1 million and net cash provided by investing activities decreased by $1.6 million for the six months ended March 31, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2019	March 31, 2018
	(in thousands)
Cash and cash equivalents	52,925	82,245
Restricted cash	14,019	13,081
Total cash, cash equivalents and restricted cash shown in condensed consolidated statements of cash flows	66,944	95,326

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
Effective the First Quarter of Fiscal 2020:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. ASU 2018-11 allows entities to elect not to recast the comparative periods presented when transitioning to ASC 842. It also allows lessors to elect not to separate lease and nonlease components when certain conditions are met. In March 2019, the FASB issued ASU 2019-01, Lease (Topic 824): Codification Improvements. ASU 2019-01 clarifies certain items regarding lessor accounting. It also clarifies the interim disclosure requirements during transition. We are in the process of implementing a new enterprise-wide lease accounting system and are modifying internal controls to address the collection, recording and accounting for leases in accordance with ASC 842. We do expect this standard to have a material impact on our financial statements.

ASC 842 also provides a package of transition practical expedients that allow an entity to not reassess (1) whether any expired or existing contracts contain a lease, (2) the lease classification of any expired or existing lease, and (3) initial direct costs for any existing lease. We expect to elect the package of transition practical expedients, and to use the modified retrospective method without the recasting of comparative periods’ financial information.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and other Internal-use Software (Subtopic 350-40). ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement (CCA) that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. Early adoption is permitted. The effect of this new standard on our consolidated financial statements will be dependent on our entry into any future cloud computing arrangements.
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

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2019	September 30, 2018
Receivables, which includes Tuition and Notes Receivable	$41,104	$46,372
Contract liabilities	$36,482	$38,236

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

During the six months ended March 31, 2019, the contract liabilities balance included decreases for revenues recognized during the period and increases related to new students who started school during the period.
Transaction Price Allocated to the Remaining Performance Obligations
Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our undergraduate programs are designed to be completed in 33 to 102 weeks, and our advanced training programs range from 12 to 23 weeks in duration.
5.  Postemployment Benefits

On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications, and its last group of students started on March 18, 2019. The campus is expected to close in the fall of 2020. We expect the postemployment benefits will total approximately $0.9 million, when the campus closes in 2020. Additionally, we periodically enter into agreements that provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months , with the final agreement expiring in 2021.

The postemployment benefit accrual activity for the six months ended March 31, 2019 was as follows:

	Liability Balance at September 30, 2018	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at March 31, 2019
Severance	$372	$1,644	$(424)	$(8)	$1,584
Other	9	84	(15)	8	86
Total	$381	$1,728	$(439)	$—	$1,670

(1) Primarily relates to the reclassification of benefits between severance and other benefits.

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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$47,283	$47,283	$—	$—
Notes receivable	35,634	—	—	35,634
Total assets at fair value on a recurring basis	$82,917	$47,283	$—	$35,634

		Fair Value Measurements Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$36,387	$36,387	$—	$—
Notes receivable	36,377	—	—	36,377
Total assets at fair value on a recurring basis	$72,764	$36,387	$—	$36,377

Money market funds are reflected as cash and cash equivalents in our consolidated balance sheets. Notes receivable relate to our proprietary loan program.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

7. Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	March 31, 2019	September 30, 2018
Land	—	$3,189	$3,189
Buildings and building improvements	30-35	82,568	81,304
Leasehold improvements	1-28	54,977	54,310
Training equipment	3-10	97,406	95,795
Office and computer equipment	3-10	36,398	36,714
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	11,606	12,251
Vehicles	5	1,400	1,400
Construction in progress	—	1,404	4,250
		308,640	308,905
Less accumulated depreciation and amortization		(198,525)	(194,057)
		$110,115	$114,848

The following amounts, which are included in the above table, represent assets financed by financing obligations:

	March 31, 2019	September 30, 2018
Assets financed by financing obligations, gross	$45,816	$45,816
Less accumulated depreciation and amortization	(12,867)	(11,526)
Assets financed by financing obligations, net	$32,949	$34,290

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
Our goodwill balance of $8.2 million resulted from the acquisition of our motorcycle and marine education business in 1998 and is allocated to our MMI Orlando, Florida campus that provides the related educational programs. No impairment was identified during the six months ended March 31, 2019.

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
Investment in unconsolidated affiliate consisted of the following and is included within other assets on our condensed consolidated balance sheet:

	March 31, 2019		September 30, 2018
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,271	27.972%	$4,206	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Six Months Ended March 31,
	2019	2018
Balance at beginning of period	$4,206	$4,112
Equity in earnings of unconsolidated affiliate	198	193
Return of capital contribution from unconsolidated affiliate	(133)	(165)
Balance at end of period	$4,271	$4,140

10.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	March 31, 2019	September 30, 2018
Accounts payable	$7,335	$8,759
Accrued compensation and benefits	23,006	22,022
Other accrued expenses	13,250	15,836
	$43,591	$46,617

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

During the three months ended March 31, 2016, there were several pieces of negative evidence that contributed to our conclusion that a valuation allowance was appropriate against all deferred tax assets that rely upon future taxable income for their realization. As a result of our assessment, we recorded a full valuation allowance during the three months ended March 31, 2016. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth. We continue to have a full valuation allowance as of March 31, 2019 and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The components of income tax expense are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Current expense (benefit)
United States federal	$(2)	$(3)	$(5)	$(6)
State	91	(34)	227	(48)
Total current expense (benefit)	89	(37)	222	(54)
Deferred (benefit) expense
United States federal	—	—	—	(2,878)
State	—	—	—	66
Total deferred benefit	—	—	—	(2,812)
Total provision (benefit) for income taxes	$89	$(37)	$222	$(2,866)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 21.0% to pre-tax loss for the three and six months ended March 31, 2019 and 24.5% to pre-tax loss for the three and six months ended March 31, 2018. The reasons for the differences are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Income tax benefit at statutory rate	$(1,087)	$(1,724)	$(2,680)	$(2,695)
State income taxes (benefits), net of federal tax benefit	73	(434)	180	(607)
Change in federal statutory rate	—	—	—	—
Increase in valuation allowance	1,124	2,205	2,616	369
Other, net	(21)	(84)	106	67
Total income tax expense (benefit)	$89	$(37)	$222	$(2,866)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The components of the deferred tax assets (liabilities) recorded in the accompanying condensed consolidated balance sheets were as follows:

	March 31, 2019	September 30, 2018

Gross deferred tax assets:
Deferred compensation	$1,186	$1,253
Reserves and accruals	4,598	4,794
Accrued tool sets	759	638
Deferred revenue	7,370	9,185
Deferred rent liability	—	189
Net operating losses and tax credit carryforwards	10,735	5,389
Depreciation and amortization of property and equipment	4,123	3,740
Charitable contribution carryovers	804	804
Deductions limited by Section 382	902	700
Valuation allowance	(26,350)	(23,112)
Total gross deferred tax assets	4,127	3,580
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(2,056)	(2,056)
Prepaid and other expenses deductible for tax	(2,400)	(1,853)
Total gross deferred tax liabilities	(4,456)	(3,909)
Net deferred tax liabilities	$(329)	$(329)

The following table summarizes the activity for the valuation allowance for the six months ended March 31, 2019:

Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Write-offs	Balance at End of Period
$23,112	$3,231	$7	$26,350

12.   Commitments and Contingencies

Legal

In the ordinary conduct of our business, we are periodically subject to lawsuits, demands in arbitration, investigations, regulatory proceedings or other claims, including, but not limited to, claims involving current or former students, routine employment matters, business disputes and regulatory demands. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we accrue a liability for the loss. When a loss is not both probable and estimable, we do not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. Because we cannot predict with certainty the ultimate resolution of the legal proceedings (including lawsuits, investigations, regulatory proceedings or claims) asserted against us, it is not currently possible to provide such an estimate. The ultimate outcome of pending legal proceedings to which we are a party may have a material adverse effect on our business, cash flows and results of operations or financial condition.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Proprietary Loan Program

As discussed in Note 4, we have established a private loan program with a bank under which we ultimately purchase the loans originated by the bank. As of March 31, 2019, we had committed to provide loans to our students for approximately $167.9 million since inception in 2008.

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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of March 31, 2019 and September 30, 2018, 700,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at March 31, 2019.

Pursuant to the terms of the Securities Purchase Agreement, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $2.6 million on March 28, 2019.

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the six months ended March 31, 2019. As of March 31, 2019, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Securities Purchase Agreement, future stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

14.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, which occurred on June 24, 2016, we calculated basic earnings per share pursuant to the two-class method. The

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic income (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. Accordingly, the two-class method was not applicable for the three and six months ended March 31, 2019 and 2018.

Diluted net income per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted net loss amounts are the same for the three and six months ended March 31, 2019 and 2018 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. The following table summarizes the computation of basic and diluted loss per share under the as-converted method:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Loss available for distribution	$(6,558)	$(10,128)	$(15,598)	$(12,586)

Weighted average number of shares
Basic shares outstanding	25,412	25,057	25,366	25,032
Dilutive effect related to employee stock plans	—	—	—	—
Diluted shares outstanding	25,412	25,057	25,366	25,032

Net loss per share - basic	$(0.26)	$(0.40)	$(0.61)	$(0.50)
Net loss per share - diluted	$(0.26)	$(0.40)	$(0.61)	$(0.50)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)
Outstanding stock-based grants	262	502	362	427
Convertible preferred stock	21,021	21,021	21,021	21,021
	21,283	21,523	21,383	21,448

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
Summary information by reportable segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenues
Postsecondary education	$77,941	$76,253	$157,165	$153,597
Other	3,805	4,410	7,631	8,223
Intersegment eliminations	—	—	—	(1)
Consolidated	$81,746	$80,663	$164,796	$161,819
Income (loss) from operations
Postsecondary education	$(5,438)	$(8,251)	$(11,669)	$(11,031)
Other	(142)	(569)	(1,116)	(1,393)
Consolidated	$(5,580)	$(8,820)	$(12,785)	$(12,424)
Depreciation and amortization(1)
Postsecondary education	$4,041	$3,925	$7,869	$7,863
Other	39	96	86	191
Consolidated	$4,080	$4,021	$7,955	$8,054
Net loss
Postsecondary education	$(5,222)	$(8,433)	$(12,061)	$(8,873)
Other	(41)	(400)	(919)	(1,095)
Consolidated	$(5,263)	$(8,833)	$(12,980)	$(9,968)

			March 31, 2019	September 30, 2018
Goodwill
Postsecondary education			$8,222	$8,222
Other			—	—
Consolidated			$8,222	$8,222
Total assets
Postsecondary education			$253,767	$275,427
Other			6,570	6,851
Consolidated			$260,337	$282,278
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, and $0.7 million for the six months ended March 31, 2019 and 2018, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

16.  Government Regulation and Financial Aid
Accreditation

In July 2018, the Accrediting Commission of Career Schools and Colleges (ACCSC) conducted a renewal of accreditation on-site evaluation at NASCAR Technical Institute, which resulted in zero findings. The campus was reaccredited at the February 2019 Commission meeting. The accreditation will expire in December 2023.

In August 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Orlando, Florida campus. On April 19, 2019, we received a Team Summary Report from ACCSC that summarized two findings from its visit to our campus in connection with renewing the campus’ accreditation.  The first finding related to two programs that did not meet the employment benchmark set by ACCSC.  Both programs did not meet the employment benchmark as a result of there being only 8 students available for employment across both programs. We have since modified the motorcycle programs in accordance with the program strategy and anticipate that all programs will be above benchmark for the 2019 ACCSC Annual Report. The second finding relates to our inability to demonstrate our prior work experience verification for instructors hired prior to 2009. Since the on-site evaluation, we have verified and documented that all instructors meet the minimum three year practical work experience requirement and will provide the documentation in our Team Summary Report response.  Under ACCSC procedures, we intend to respond to the Team Summary Report by the June 3, 2019 due date.  ACCSC has indicated that our response will be considered at the August 2019 meeting.
In September 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Houston, Texas campus, which resulted in one finding of non-compliance. The Houston, Texas campus reported student graduation and employment rates that did not meet the ACCSC minimum benchmarks for the Collision Repair & Refinish Technology program and Core Collision Repair & Refinish Technology with Estimating. The campus has since discontinued the Core Collision Repair & Refinish Technology with Estimating program and the Collision Repair & Refinish Technology is now above the established benchmarks. The campus will be considered for reaccreditation at the May 2019 Commission meeting.
In December 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Lisle, Illinois campus, which resulted in zero findings. The campus will be considered for reaccreditation at the May 2019 Commission meeting.

In February 2019, ACCSC conducted a branch verification on-site evaluation at our Bloomfield, New Jersey campus, which resulted in zero findings. The campus is currently engaged in the renewal of accreditation process and anticipates a renewal of accreditation on-site evaluation in the fall of 2019. ACCSC also conducted a renewal of accreditation on-site evaluation at our Avondale, Arizona campus. We have yet to receive the Team Summary Report indicating any findings from the evaluation. We anticipate receipt of the Team Summary Report in May 2019.

In March 2019, ACCSC conducted a renewal of accreditation on-site evaluation at our Rancho Cucamonga, California campus. We have yet to receive the Team Summary Report indicating any findings from the evaluation. We anticipate receipt of the Team Summary Report in May 2019.

In April 2019, ACCSC conducted a renewal of accreditation on-site evaluation at our Phoenix, Arizona campus. We have yet to receive the Team Summary Report indicating any findings from the evaluation. We anticipate receipt of the Team Summary Report in June 2019.

State Authorization and Regulation

Each of our institutions must be authorized by the applicable state education agency where the institution is located to operate and offer a postsecondary education program to its students. Our institutions are subject to extensive, ongoing regulation by each of these states. The level of regulatory oversight varies substantially from

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

state to state and is extensive in some states. “See “Regulatory Environment - State Authorization and Regulation” in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018.

States often change their requirements in response to the Department of Education (ED) regulations or to implement requirements that may impact institutional and student success, and our institutions must respond quickly to remain in compliance. Also, from time to time, states may transition authority between state agencies and we must comply with the new state agency’s rules, procedures and other documentation requirements. Changes in state requirements have resulted in changes to our recruiting and other operations in those states and have increased our costs of doing business. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.

For example, a series of bills have been proposed in the California legislature that would impose substantial new requirements on our schools in California, including, but not limited to, new gainful employment standards for certain educational programs, limitations on the percentage of revenue received from federal and state financial aid that would be stricter than ED’s 90/10 rule; and further restrictions on incentive payments based student success. We cannot predict the timing, content or impact of any final laws that may emerge from the California legislature on these or other topics. The enactment of one or more of these proposed laws or similar laws could create compliance challenges and impose substantial additional costs on our institutions which could have a material adverse effect on our cash flows, results of operations and financial condition.

Regulation of Federal Student Financial Aid Programs
Accreditation & Academic Definitions. On October 15, 2018, ED published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters, including, but not limited to, requirements for accrediting agencies in their oversight of member institutions and programs; criteria used by ED to recognize accrediting agencies; simplification of ED’s recognition and review of accrediting agencies; clarification of the core oversight responsibilities amongst accrediting agencies, states and ED; clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an educational program; roles and responsibilities of institutions and accrediting agencies in the teach-out process; regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; regulatory changes required to enable expansion of direct assessment programs, distance education, and competency-based education; regulatory changes required to clarify disclosure and other requirements of state authorization; emphasizing the importance of institutional mission in evaluating its policies, programs and outcomes; simplification of state authorization requirements related to distance education; defining “regular and substantive interaction” as it relates to distance education and correspondence courses; defining the term “credit hour;” defining the requirements related to the length of educational programs and entry level requirements for the occupation; and other matters. On January 7, 2019, ED released a set of draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees. The draft proposed regulations also cover additional topics including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula for measuring the lengths of certain educational programs, the return of unearned Title IV funds received for students who withdraw before completing their educational programs, and the measurement of student academic progress. ED released additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittees in early 2019. The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations. ED is expected to publish the draft proposed regulations in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing the final versions of the regulations. The proposed changes to the regulations remain subject to further change during the rulemaking process. We are in the process of reviewing the draft proposed regulations and will continue to monitor and review the draft proposed regulations as they evolve. At this time, we cannot

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

provide any assurances as to the timing, content or impact of any final regulations arising from the negotiated rulemaking process.

Compliance with Regulatory Standards and Requests. As described in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018, in connection with the issuance of our Series A Preferred Stock, effective July 2016 ED requested the submission of bi-weekly cash flow projection reports and a monthly student roster. On February 28, 2018, ED notified us that the cash flow projection reports would be required on a monthly basis instead of the previously requested bi-weekly basis. This special reporting will continue until we are otherwise notified by ED.

Gainful Employment. As described in our 2018 Annual Report on Form 10-K filed with the SEC on November 2018, ED gainful employment regulations include debt to earning (DE) metrics and disclosure requirements for program certifications, reporting and disclosure of program information and warnings. The regulations are currently in effect, although ED has proposed regulations that would repeal the current rule. On April 8, 2019, ED issued final gainful employment completer lists to institutions, which is the first step toward generating the data for calculating a new set of gainful employment rates. However, ED’s agreement with the Social Security Administration (SSA) to produce mean or median earnings data has expired and has not been renewed. The earnings data is used to calculate the DE rates. ED stated in an April 5, 2019 electronic announcement that it is unable to calculate DE rates in 2019 because the agreement with SSA has expired. Consequently, we cannot predict if and when ED will be able to begin the process of calculating and issuing new draft or final gainful employment rates in the future.

Defense to Repayment Regulations. The current regulations on borrower defense to repayment were published on November 1, 2016, with an effective date of July 1, 2017. As described in detail in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018, the current regulations include provisions related to Borrower Defense and Other Discharges, Financial Protection Requirements, Student Loan Repayment Rates, and Prohibitions on Pre-Dispute Contractual Provisions. See “Regulatory Environment - Defense to Repayment Regulations” in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. On October 24, 2017, ED published an interim regulation that delayed until July 1, 2018 the effective date of the majority of the regulations. On February 14, 2018, a final rule was published in the Federal Register delaying until July 1, 2019 the effective date of the regulations. On September 12, 2018, a U.S. District Court judge issued an opinion concluding among other things that the delay in the effective date was unlawful. On October 16, 2018, the judge issued an order declining to extend a stay preventing the regulations from taking effect. Consequently, the November 1, 2016 regulations are now in effect.

On March 15, 2019, ED issued an electronic announcement with guidance regarding the implementation of some of the provisions of the regulations that were published on November 1, 2016 (the “2016 Final Regulations”).

•
Borrower Defense to Repayment Standard: The 2016 Final Regulations established a federal standard for borrower defense to repayment applications based upon judgments against institutions, breaches of contract by institutions and substantial misrepresentations by institutions. See “Regulatory Environment - Defense to Repayment Regulations - Borrower Defense and Other Discharges” in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. The electronic announcement states that this standard will be applied for borrower defense to repayment claims asserted as to loans first disbursed on or after July 1, 2017.

•
The Financial Responsibility Events, Actions, and Conditions: The 2016 Final Regulations included revisions to ED’s standards that institutions must meet to be deemed financially responsible. Among other things, the 2016 Final Regulations require institutions to notify ED within specified timeframes for any one of an extensive list of events, actions, or conditions that occur on or after July 1, 2017. See “Regulatory Environment - Defense to Repayment Regulations - Financial Protection Requirements” in our 2018 Annual Report on Form 10-K filed with the SEC on November

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

30, 2018. ED acknowledged in the electronic announcement that some institutions may have been uncertain about how to comply with these requirements in light of the delays and court orders regarding the effective date of the 2016 Final Regulations. In general, ED gives institutions within 60 days of the electronic announcement to send notifications of actions, events, and conditions that occurred between the July 1, 2017 effective date of the 2016 Final Regulations and the date of the electronic announcement. However, there are exceptions. For example, institutions are not required to submit a notification for certain debts, liabilities and losses that occurred between July 1, 2017 and the last day of the fiscal year end for the most recent annual audit submission submitted to ED. The electronic announcement indicates that institutions have an ongoing responsibility to notify ED of subsequent actions, events, or conditions. One such event is the planned closure of our Norwood campus in the fall of 2020, which we announced on February 18, 2019. The occurrence, and notification to ED, of such actions, events, or conditions could result in ED recalculating our composite score and/or requiring us to submit a letter of credit in an amount to be calculated by ED and agree to other conditions on our Title IV participation, which could have a material adverse effect on the company.

•
The Class Action Bans and Predispute Arbitration Agreements Provisions: The announcement also includes guidance regarding prohibitions in the 2016 Final Regulations on class action bans and pre-dispute arbitration agreements, including implementation of the prohibitions, the types of claims to which the prohibitions do not apply, and the deadlines for submitting to ED copies of certain arbitral and judicial records in connection with certain proceedings concerning borrower defense claims.

•
Repayment Rate Disclosures: The guidance indicates that institutions will be notified at a later date about when and how they must provide repayment rate warnings to students in the future and of any changes to the content of the warning. ED also stated that institutions do not need to provide disclosures to enrolled and prospective students regarding the occurrence of financial actions, events or conditions until further notice from ED.

ED published a notice of proposed rulemaking on July 31, 2018 that included proposed regulations for public comment that would modify the existing defense to repayment regulations, but has not issued final regulations. See “Regulatory Environment - Defense to Repayment Regulations” in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. We cannot provide any assurances as to the timing, content or ultimate effective date of any such regulations.

Closed School Loan Discharges. ED regulations state that ED may discharge a borrower’s obligation to repay certain Title IV loans if the borrower (or the student on whose behalf a parent borrowed) did not complete the program of study for which the loan was made because the campus at which the borrower (or student) was enrolled closed. The borrower may qualify for a discharge by submitting a request to ED and meeting specific requirements in the regulations. Borrowers generally may qualify for a discharge if they were enrolled at the campus at the time it closed, or if they were enrolled not more than 120 days before the campus closed, and if they did not complete their educational program through a teach-out at another school or by transferring academic credits earned at the closed school to another school. ED has the authority to extend the 120-day period for extenuating circumstances. If ED discharges the loans, ED may seek to recover from the school or other related parties the amount of loans discharged and to impose other liabilities and penalties. Consequently, if we close a campus, ED could discharge borrower obligations to repay certain Title IV loans in connection with loans received by all students enrolled in the campus at the time of its closure and by all students who withdrew from the campus120 days (or a longer period established by ED) prior to the closure and seek to recover the amount of the discharged loans and other liabilities and penalties. We may be able to mitigate these losses by conducting or arranging for an orderly teach-out of students at a closed campus, but these efforts could be unsuccessful if students decline to participate in the teach-out or transfer their credits to another school or if they fail to complete their programs. ED published a notice of proposed rulemaking on July 31, 2018 that included proposed regulations on a variety of topics, including amendments to regulations related to the discharge of student loans based on the school’s closure or a false claim of high school completion under certain circumstances, but has not published final regulations on this topic. We cannot provide any assurances as to the timing, content or ultimate effective date of any such regulations. See “Regulation of Federal Student Financial Aid Programs - Defense to Repayment Regulations” in our 2018 Annual

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Report on Form 10-K filed with the SEC on November 30, 2018. On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications, and its last class group of students started on March 18, 2019. The campus is expected to close in the fall of 2020. We intend to teach out all of the students currently enrolled at the campus although certain students may elect to withdraw before graduation and we cannot predict the number of any students who might withdraw prior to the closure of the campus and potentially qualify for a loan discharge.

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

2019 Overview

Operations

Higher student population levels and an increase in new student starts resulted in an increase of 0.7% in our average undergraduate full-time enrollment to 10,898 students for the six months ended March 31, 2019. We started 3,533 students during the six months ended March 31, 2019, which was an increase of 12.7% from the prior year comparable period. The increase in starts was primarily the result of the transformation plan initiatives and continued execution of the metro campus strategy.

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
On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications and its last group of students started on March 18, 2019. The decision to exit the Norwood, Massachusetts campus in the fall of 2020 is part of our previously communicated strategy to move from large destination campuses to smaller campuses in markets with higher student density and industry demand. Students will have the opportunity to complete their training programs and graduate with the skills needed to work as automotive and diesel technicians. We remain committed to providing Norwood students with employment assistance and other student support services while attending school and following graduation. Students were given the option of attending another UTI campus, receiving relocation support or having their enrollment fees refunded. We will also support impacted employees through this transition, with severance packages including benefits and the potential to transfer to another UTI location in the future. See Note 5 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion of postemployment benefits.

We expect the campus exit to result in an improvement in annual pre-tax net income, EBITDA and cash flows, after completing the exit in the fall of 2020. The financial benefits are generated through eliminating the Norwood, Massachusetts campus direct operating loss, reducing admissions, marketing, and other costs not included in the direct campus operating costs, and earning net revenue from a portion of students expected to attend our other campuses. For further discussion, see the Current Report on Form 8-K submitted to the SEC on February 19, 2019.

Our revenues for the three months ended March 31, 2019 were $81.7 million, an increase of $1.0 million, or 1.3%, from the comparable period in the prior year. We had an operating loss of $5.6 million compared to an operating loss of $8.8 million for the same period in the prior year. The improvement in our operating results were due to decreases in compensation and related costs, contract and professional services expense, student training aids and occupancy costs. Our results of operations were impacted by the opening of our new campus in Bloomfield, New Jersey in August 2018. For the three months ended March 31, 2019, this campus had revenues of $2.6 million and direct costs of $2.1 million. We incurred a net loss of $5.3 million compared to a net loss of $8.8 million for the comparable period in the prior year.
Our revenues for the six months ended March 31, 2019 were $164.8 million, an increase of $3.0 million, or 1.8%, from the comparable period in the prior year. We had an operating loss of $12.8 million compared to an operating loss of $12.4 million for the same period in the prior year. The decline in our operating results were due to increases in compensation and related costs, driven by severance for the Norwood, Massachusetts campus closure. Also, there were increases in contract and professional services expense and student expenses. The increase was partially offset by a decrease in student training aids. Our results of operations were impacted by the opening of our new campus in Bloomfield, New Jersey in August 2018. For the six months ended March 31, 2019, this campus had revenues of $4.5 million and direct costs of $4.1 million. We incurred a net loss of $13.0 million compared to a net loss of $10.0 million for the comparable period in the prior year.
Graduate Employment

Our consolidated graduate employment rate for our 2018 graduates during the six months ended March 31, 2019 is higher than the rate at the same time in the prior year. The rate has improved for our Automotive and Diesel Technology, Marine and Motorcycle programs. The rate has declined for our Collision Repair program.

Regulatory Environment
Accreditation

In July 2018, the Accrediting Commission of Career Schools and Colleges (ACCSC) conducted a renewal of accreditation on-site evaluation at NASCAR Technical Institute, which resulted in zero findings. The campus was reaccredited at the February 2019 Commission meeting. The accreditation will expire in December 2023.

In August 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Orlando, Florida campus. On April 19, 2019, we received a Team Summary Report from ACCSC that summarized two findings from its visit to our campus in connection with renewing the campus’ accreditation.  The first finding related to two programs that did not meet the employment benchmark set by ACCSC.  Both programs did not meet the employment benchmark as a result of there being only 8 students available for employment across both programs. We have since modified the motorcycle programs in accordance with the program strategy and anticipate that all programs will be above benchmark for the 2019 ACCSC Annual Report. The second finding relates to our inability to demonstrate our prior work experience verification for instructors hired prior to 2009. Since the on-site evaluation, we have verified and documented that all instructors meet the minimum three year practical work experience requirement and will provide the documentation in our Team Summary Report response.  Under ACCSC procedures, we intend to respond to the Team Summary Report by the June 3, 2019 due date.  ACCSC has indicated that our response will be considered at the August 2019 meeting.
In September 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Houston, Texas campus, which resulted in one finding of non-compliance. The Houston, Texas campus reported student graduation and employment rates that did not meet the ACCSC minimum benchmarks for the Collision Repair & Refinish Technology program and Core Collision Repair & Refinish Technology with Estimating. The campus has since discontinued the Core Collision Repair & Refinish Technology with Estimating program and the Collision Repair & Refinish Technology is now above the established benchmarks. The campus will be considered for reaccreditation at the May 2019 Commission meeting.
In December 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Lisle, Illinois campus, which resulted in zero findings. The campus will be considered for reaccreditation at the May 2019 Commission meeting.

In February 2019, ACCSC conducted a branch verification on-site evaluation at our Bloomfield, New Jersey campus, which resulted in zero findings. The campus is currently engaged in the renewal of accreditation process and anticipates a renewal of accreditation on-site evaluation in the fall of 2019. ACCSC also conducted a renewal of accreditation on-site evaluation at our Avondale, Arizona campus. We have yet to receive the Team Summary Report indicating any findings from the evaluation. We anticipate receipt of the Team Summary Report in May 2019.

In March 2019, ACCSC conducted a renewal of accreditation on-site evaluation at our Rancho Cucamonga, California campus. We have yet to receive the Team Summary Report indicating any findings from the evaluation. We anticipate receipt of the Team Summary Report in May 2019.

In April 2019, ACCSC conducted a renewal of accreditation on-site evaluation at our Phoenix, Arizona campus. We have yet to receive the Team Summary Report indicating any findings from the evaluation. We anticipate receipt of the Team Summary Report in June 2019.

State Authorization and Regulation

Each of our institutions must be authorized by the applicable state education agency where the institution is located to operate and offer a postsecondary education program to its students. Our institutions are subject to extensive, ongoing regulation by each of these states. The level of regulatory oversight varies substantially from state to state and is extensive in some states. “See “Regulatory Environment - State Authorization and Regulation” in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018.

States often change their requirements in response to the Department of Education (ED) regulations or to implement requirements that may impact institutional and student success, and our institutions must respond quickly to remain in compliance. Also, from time to time, states may transition authority between state agencies and we must comply with the new state agency’s rules, procedures and other documentation requirements. Changes in state requirements have resulted in changes to our recruiting and other operations in those states and have increased our costs of doing business. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.

For example, a series of bills have been proposed in the California legislature that would impose substantial new requirements on our schools in California, including, but not limited to, new gainful employment standards for certain educational programs, limitations on the percentage of revenue received from federal and state financial aid that would be stricter than ED’s 90/10 rule; and further restrictions on incentive payments based student success. We cannot predict the timing, content or impact of any final laws that may emerge from the California legislature on these or other topics. The enactment of one or more of these proposed laws or similar laws could create compliance challenges and impose substantial additional costs on our institutions which could have a material adverse effect on our cash flows, results of operations and financial condition.

Regulation of Federal Student Financial Aid Programs
Accreditation & Academic Definitions. On October 15, 2018, ED published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters, including, but not limited to, requirements for accrediting agencies in their oversight of member institutions and programs; criteria used by ED to recognize accrediting agencies; simplification of ED’s recognition and review of accrediting agencies; clarification of the core oversight responsibilities amongst accrediting agencies, states and ED; clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an educational program; roles and responsibilities of institutions and accrediting agencies in the teach-out process; regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; regulatory changes required to enable expansion of direct assessment programs, distance education, and competency-based education; regulatory changes required to clarify disclosure and other requirements of state authorization; emphasizing the importance of institutional mission in evaluating its policies, programs and outcomes; simplification of state authorization requirements related to distance education; defining “regular and substantive interaction” as it relates to distance education and correspondence courses; defining the term “credit hour;” defining the requirements related to the length of educational programs and entry level requirements for the occupation; and other matters. On January 7, 2019, ED released a set of draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees. The draft proposed regulations also cover additional topics including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula for measuring the lengths of certain educational programs, the return of unearned Title IV funds received for students who withdraw before completing their educational programs, and the measurement of student academic progress. ED released additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittees in early 2019. The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations. ED is expected to publish the draft proposed regulations in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing the final versions of the regulations. The proposed changes to the regulations remain subject to further change during the rulemaking process. We are in the process of reviewing the draft proposed regulations and will continue to monitor and review the draft proposed regulations as they evolve. At this time, we cannot provide any assurances as to the timing, content or impact of any final regulations arising from the negotiated rulemaking process.

Compliance with Regulatory Standards and Requests. As described in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018, in connection with the issuance of our Series A Preferred Stock, effective July 2016 ED requested the submission of bi-weekly cash flow projection reports and a monthly student roster. On February 28, 2018, ED notified us that the cash flow projection reports would be required on a monthly basis instead of the previously requested bi-weekly basis. This special reporting will continue until we are otherwise notified by ED.

Gainful Employment. As described in our 2018 Annual Report on Form 10-K filed with the SEC on November 2018, ED gainful employment regulations include debt to earning (DE) metrics and disclosure requirements for program certifications, reporting and disclosure of program information and warnings. The regulations are currently in effect, although ED has proposed regulations that would repeal the current rule. On April 8, 2019, ED issued final gainful employment completer lists to institutions, which is the first step toward generating the data for calculating a new set of gainful employment rates. However, ED’s agreement with the Social Security Administration (SSA) to produce mean or median earnings data has expired and has not been renewed. The earnings data is used to calculate the DE rates. ED stated in an April 5, 2019 electronic announcement that it is unable to calculate DE rates in 2019 because the agreement with SSA has expired. Consequently, we cannot predict if and when ED will be able to begin the process of calculating and issuing new draft or final gainful employment rates in the future.

Defense to Repayment Regulations. The current regulations on borrower defense to repayment were published on November 1, 2016, with an effective date of July 1, 2017. As described in detail in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018, the current regulations include provisions related to Borrower Defense and Other Discharges, Financial Protection Requirements, Student Loan Repayment Rates, and Prohibitions on Pre-Dispute Contractual Provisions. See “Regulatory Environment - Defense to Repayment Regulations” in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. On October 24, 2017, ED published an interim regulation that delayed until July 1, 2018 the effective date of the majority of the regulations. On February 14, 2018, a final rule was published in the Federal Register delaying until July 1, 2019 the effective date of the regulations. On September 12, 2018, a U.S. District Court judge issued an opinion concluding among other things that the delay in the effective date was unlawful. On October 16, 2018, the judge issued an order declining to extend a stay preventing the regulations from taking effect. Consequently, the November 1, 2016 regulations are now in effect.

On March 15, 2019, ED issued an electronic announcement with guidance regarding the implementation of some of the provisions of the regulations that were published on November 1, 2016 (the “2016 Final Regulations”).

•
Borrower Defense to Repayment Standard: The 2016 Final Regulations established a federal standard for borrower defense to repayment applications based upon judgments against institutions, breaches of contract by institutions and substantial misrepresentations by institutions. See “Regulatory Environment - Defense to Repayment Regulations - Borrower Defense and Other Discharges” in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. The electronic announcement states that this standard will be applied for borrower defense to repayment claims asserted as to loans first disbursed on or after July 1, 2017.

•
The Financial Responsibility Events, Actions, and Conditions: The 2016 Final Regulations included revisions to ED’s standards that institutions must meet to be deemed financially responsible. Among other things, the 2016 Final Regulations require institutions to notify ED within specified timeframes for any one of an extensive list of events, actions, or conditions that occur on or after July 1, 2017. See “Regulatory Environment - Defense to Repayment Regulations - Financial Protection Requirements” in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. ED acknowledged in the electronic announcement that some institutions may have been uncertain about how to comply with these requirements in light of the delays and court orders regarding the effective date of the 2016 Final Regulations. In general, ED gives institutions within 60 days of the electronic announcement to send notifications of actions, events, and conditions that occurred between the July 1, 2017 effective date of the 2016 Final Regulations and the date of the electronic announcement. However, there are exceptions. For example, institutions are not required to submit a notification for certain debts, liabilities and losses that occurred between July 1, 2017 and the last day of the fiscal year end for the most recent annual audit submission submitted to ED. The electronic announcement indicates that institutions have an ongoing responsibility to notify ED of subsequent actions, events, or conditions. One such event is the planned closure of our Norwood campus in the fall of 2020, which we announced on February 18, 2019. The occurrence, and notification to ED, of such actions, events, or conditions could result in ED recalculating our composite score and/or requiring us to submit a letter of credit in an amount to be calculated by ED and agree to other conditions on our Title IV participation, which could have a material adverse effect on the company.

•
The Class Action Bans and Predispute Arbitration Agreements Provisions: The announcement also includes guidance regarding prohibitions in the 2016 Final Regulations on class action bans and pre-dispute arbitration agreements, including implementation of the prohibitions, the types of claims to which the prohibitions do not apply, and the deadlines for submitting to ED copies of certain arbitral and judicial records in connection with certain proceedings concerning borrower defense claims.

•
Repayment Rate Disclosures: The guidance indicates that institutions will be notified at a later date about when and how they must provide repayment rate warnings to students in the future and of any changes to the content of the warning. ED also stated that institutions do not need to provide disclosures to enrolled and prospective students regarding the occurrence of financial actions, events or conditions until further notice from ED.

ED published a notice of proposed rulemaking on July 31, 2018 that included proposed regulations for public comment that would modify the existing defense to repayment regulations, but has not issued final regulations. See “Regulatory Environment - Defense to Repayment Regulations” in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. We cannot provide any assurances as to the timing, content or ultimate effective date of any such regulations.

Closed School Loan Discharges. ED regulations state that ED may discharge a borrower’s obligation to repay certain Title IV loans if the borrower (or the student on whose behalf a parent borrowed) did not complete the program of study for which the loan was made because the campus at which the borrower (or student) was enrolled closed. The borrower may qualify for a discharge by submitting a request to ED and meeting specific requirements in the regulations. Borrowers generally may qualify for a discharge if they were enrolled at the campus at the time it closed, or if they were enrolled not more than 120 days before the campus closed, and if they did not complete their educational program through a teach-out at another school or by transferring academic credits earned at the closed school to another school. ED has the authority to extend the 120-day period for extenuating circumstances. If ED discharges the loans, ED may seek to recover from the school or other related parties the amount of loans discharged and to impose other liabilities and penalties. Consequently, if we close a campus, ED could discharge borrower obligations to repay certain Title IV loans in connection with loans received by all students enrolled in the campus at the time of its closure and by all students who withdrew from the campus120 days (or a longer period established by ED) prior to the closure and seek to recover the amount of the discharged loans and other liabilities and penalties. We may be able to mitigate these losses by conducting or arranging for an orderly teach-out of students at a closed campus, but these efforts could be unsuccessful if students decline to participate in the teach-out or transfer their credits to another school or if they fail to complete their programs. ED published a notice of proposed rulemaking on July 31, 2018 that included proposed regulations on a variety of topics, including amendments to regulations related to the discharge of student loans based on the school’s closure or a false claim of high school completion under certain circumstances, but has not published final regulations on this topic. We cannot provide any assurances as to the timing, content or ultimate effective date of any such regulations. See “Regulation of Federal Student Financial Aid Programs - Defense to Repayment Regulations” in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications, and its last class group of students started on March 18, 2019. The campus is expected to close in the fall of 2020. We intend to teach out all of the students currently enrolled at the campus although certain students may elect to withdraw before graduation and we cannot predict the number of any students who might withdraw prior to the closure of the campus and potentially qualify for a loan discharge.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	56.1%	56.8%	55.6%	55.6%
Selling, general and administrative	50.8%	54.1%	52.2%	52.1%
Total operating expenses	106.9%	110.9%	107.8%	107.7%
Loss from operations	(6.9)%	(10.9)%	(7.8)%	(7.7)%
Interest expense, net	(0.5)%	(0.6)%	(0.5)%	(0.6)%
Other income	1.0%	0.5%	0.5%	0.4%
Total other expense, net	0.5%	(0.1)%	—%	(0.2)%
Loss before income taxes	(6.4)%	(11.0)%	(7.8)%	(7.9)%
Income tax expense (benefit)	0.1%	—%	0.1%	(1.7)%
Net loss	(6.5)%	(11.0)%	(7.9)%	(6.2)%
Preferred stock dividends	1.6%	1.6%	1.6%	1.6%
Loss available for distribution	(8.1)%	(12.6)%	(9.5)%	(7.8)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 and Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Revenues. Our revenues for the three months ended March 31, 2019 were $81.7 million, an increase of $1.0 million, or 1.3%, as compared to revenues of $80.7 million for the three months ended March 31, 2018. Our average full-time student enrollment increased 1.8%, which resulted in an increase in revenues of approximately $1.3 million. Additionally, there were tuition rate increases of up to 2.5%, depending on the program. The revenue increase was also due to student enrollment in higher value programs as compared to the prior year, as tuition varies by program. Our Bloomfield, New Jersey campus contributed revenues of $2.6 million. Revenue was impacted by one less earning day during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, which resulted in a decrease of approximately $1.2 million. We recognized $1.5 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended March 31, 2019 and March 31, 2018.

Our revenues for the six months ended March 31, 2019 were $164.8 million, an increase of $3.0 million, or 1.8%, as compared to revenues of $161.8 million for the six months ended March 31, 2018. Our average undergraduate full-time student enrollment increased 0.7%, which resulted in an increase in revenues of approximately $1.1 million. There were tuition rate increases of up to 2.5%, depending on the program. Our Bloomfield, New Jersey campus contributed revenues of $4.5 million. We recognized $3.2 million on an accrual basis related to revenues and interest under our proprietary loan program for the six months ended March 31, 2019, as compared to $3.3 million for the six months ended March 31, 2018. Partially offsetting the increase, was a decrease in industry training revenue of $0.5 million and retake revenue of $0.4 million. Slightly higher tuition discounts compared to the prior year period also offset the increase in revenue.

Educational services and facilities expenses. Our educational services and facilities expenses were $45.8 million for the three months ended March 31, 2019 and March 31, 2018. Our educational services and facilities expenses were $91.6 million for the six months ended March 31, 2019, this represents an increase of $1.7 million as compared to $89.9 million for the six months ended March 31, 2018.

Our educational services and facilities expenses included directs costs for our Bloomfield, New Jersey campus of $2.0 million and $3.8 million for the three months and six months ended March 31, 2019, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)
Salaries expense	$20,513	$19,965	$40,609	$39,318
Employee benefits and tax	4,280	4,364	8,240	8,349
Bonus expense	62	121	230	295
Compensation and related costs	24,855	24,450	49,079	47,962
Depreciation and amortization expense	4,071	3,810	7,948	7,655
Loss/(gain) on fixed assets	243	(7)	240	(31)
Occupancy costs	8,822	9,127	17,849	17,914
Other educational services and facilities expense	7,143	7,555	14,670	14,655
Student expenses	476	303	1,260	631
Student training aids	212	579	511	1,112
	$45,822	$45,817	$91,557	$89,898
Compensation and related costs increased $0.4 million and $1.1 million for the three and six months ended March 31, 2019, respectively.

•
Salaries expense increased $0.5 million and $1.3 million for the three and six months ended March 31, 2019, respectively. The increase for the three and six months ended March 31, 2019 was attributable to severance related to the Norwood, Massachusetts campus exit announced February 18, 2019 and additional employees for the Bloomfield, New Jersey campus. The increase was partially offset by additional instructors needed in the prior year for dealer/industry training.

Depreciation and amortization expense increased $0.3 million and $0.2 million for the three and six months ended March 31, 2019, respectively, due to training aids and equipment at our Bloomfield, New Jersey campus that were placed into service.
Loss on fixed assets increased $0.2 million for the three and six months ended March 31, 2019 due to the Norwood, Massachusetts campus exit announced on February 18, 2019 and corresponding change to a sublease agreement.
Occupancy costs decreased $0.3 million and $0.1 million for the three and six months ended March 31, 2019, respectively, due to the immediate removal of 88,000 square feet from the Norwood, Massachusetts campus lease.
Student expenses increased $0.2 million and $0.7 million for the three and six months ended March 31, 2019, respectively. The increase was attributed to transformation plan initiatives for new student start growth and improved graduation rates.
Student training aids decreased $0.4 million and $0.6 million for the three and six months ended March 31, 2019, respectively. During the prior year, there were additional expenses for the Bloomfield, New Jersey campus build-out.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and six months ended March 31, 2019 were $41.5 million and $86.0 million, respectively. This represents a decrease of $2.2 million and an increase of $1.7 million, respectively, as compared to $43.7 million and $84.3 million for the three months and six months ended March 31, 2018.
Our selling, general and administrative expenses included direct costs for our Bloomfield, New Jersey campus of $0.1 million and $0.3 million for the three months and six months ended March 31, 2019, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)
Salaries expense	$14,920	$14,899	$29,831	$29,582
Employee benefits and tax	3,707	3,958	7,238	7,352
Bonus expense	2,185	2,831	4,847	4,419
Stock-based compensation	668	791	1,362	1,150
Compensation and related costs	21,480	22,479	43,278	42,503
Contract and professional services expense	2,994	3,448	9,129	7,168
Depreciation and amortization expense	368	545	749	1,076
Other selling, general and administrative expenses	16,662	17,194	32,868	33,598
	$41,504	$43,666	$86,024	$84,345
Compensation and related costs decreased $1.0 million and increased $0.8 million for the three months and six months ended March 31, 2019, respectively:

•
Employee benefits and tax decreased by $0.3 million and $0.2 million for the three and months ended March 31, 2019, respectively. The decrease for three months ended was attributed to a lower number of participants in the medical plan.

•
Bonus expense decreased by $0.6 million and increased $0.4 million for the three and six months ended March 31, 2019, respectively. The decrease for the three months ended was attributable to the management bonus plan having an expected attainment at this time last year and a decrease in performance portion of the incentive compensation. The increase for the six months ended was primarily the result of our graduate-based admissions compensation, which is based on an increase in projected graduates.

Contract and professional services expense decreased $0.4 million and increased $1.9 million for the three and six months ended March 31, 2019, respectively. The decrease for the three months ended was attributed to no longer incurring fees for the engagement of a consulting firm related to the strategic transformation plan. The engagement was terminated on October 17, 2018. For further discussion, see Note 20 "Subsequent Event" included in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. The decrease was partially offset by an increase for contract and professional services expense incurred for strategic initiatives and efforts to adopt new accounting pronouncements. The increase for the six months ended March 31, 2019 is attributable to the $4.0 million termination of our agreement with the consulting firm and an increase for contract and professional services expense incurred for strategic initiatives and efforts to adopt new accounting pronouncements. The increase for the six months ended March 31, 2019, was partially offset by not incurring engagement fees of the consulting firm and not incurring accounting services from our adoption of ASC 606, which was effective October 1, 2017.
Depreciation and amortization expense decreased $0.1 million and $0.4 million for the three and six months ended March 31, 2019, respectively as a higher percentage of our fixed assets are fully depreciated.
Income taxes. Our income tax expense for the three months ended March 31, 2019 was less than $0.1 million, or (1.7)% of pre-tax loss, compared to an income tax benefit less than $0.1 million, or 0.4% of pre-tax loss, for the three months ended March 31, 2018. Our income tax expense for the six months ended March 31, 2019 was approximately $0.2 million, or (1.7)% of pre-tax loss, compared to our income tax provision of $2.9 million, or 22.3% of pre-tax loss for the six months ended March 31, 2018. See Note 11 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion. The effective income tax rate in each period also differed from the federal statutory tax rate as a result of state income taxes, net of related federal income tax benefits.

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $1.3 million and $2.6 million during the three months and six months ended March 31, 2019, respectively, as compared to $1.3 million and $2.6 million, during the three months and six months ended March 31, 2018, respectively.

Loss available for distribution. Loss available for distribution refers to net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution for the three months and six months ended March 31, 2019 of $6.6 million and $15.6 million, respectively, as compared to $10.1 million and $12.6 million for the three months and six months ended March 31, 2018, respectively.

Non-GAAP Financial Measures

Our earnings (loss) before interest income, income taxes, depreciation and amortization (EBITDA) for the three months and six months ended March 31, 2019 were $0.3 million and $3.2 million, respectively, as compared to a loss of $4.0 million and $3.2 million for the three months and six months ended March 31, 2018, respectively.

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

EBITDA reconciles to net loss as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)
Net loss, as reported	$(5,263)	$(8,833)	$(12,980)	$(9,968)
Interest expense, net	416	500	827	931
Income tax expense (benefit)	89	(37)	222	(2,866)
Depreciation and amortization(1)	4,439	4,355	8,697	8,731
EBITDA	(319)	(4,015)	$(3,234)	$(3,172)

(1)Includes depreciation of training equipment obtained in exchange for services of $0.4 million and $0.3 million for each of the three months ended March 31, 2019 and 2018, respectively, and $0.7 million for the six months ended March 31, 2019 and 2018, respectively.

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

To the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents were $52.9 million as of March 31, 2019.

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

Operating Activities

Our cash provided by operating activities was $2.8 million for the six months ended March 31, 2019 compared to cash used in operating activities of $6.1 million for the six months ended March 31, 2018.

For the six months ended March 31, 2019, changes in our operating assets and liabilities resulted in cash inflows of $5.5 million and were primarily attributable to changes in receivables, accounts payable and accrued expenses, deferred revenue and deferred rent. The decrease in receivables resulted in a cash inflow of $9.7 million and was primarily attributable to the timing of Title IV disbursements and other cash receipts on behalf of our students. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $2.2 million primarily related to the timing of payments. The decrease in deferred revenue resulted in a cash outflow of $1.8 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at March 31, 2019, as compared to September 30, 2018. The decrease in deferred rent resulted in a cash outflow of $1.7 million due to change in amortization of the deferred rent balance related to Norwood, Massachusetts campus exit announced on February 18, 2019. Deferred rent also decreased due to normal amortization of our Orlando, Florida and home office leases. The decision to exit the Norwood campus in the fall of 2020 is part of our strategy to move from large destination campuses to smaller campuses in markets with higher student density and industry demand.

For the six months ended March 31, 2018, changes in our operating assets and liabilities resulted in cash outflows of $3.0 million and were primarily attributable to changes in deferred revenue, accounts payable and accrued expenses, prepaid and other current assets and receivables. The decrease in deferred revenue resulted in a cash outflow of $5.7 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at March 31, 2018 compared to September 30, 2017. The increase in accounts payable and accrued expenses resulted in a cash inflow of $4.5 million, and was primarily attributable to higher expected attainment for graduate-based bonus and management bonus compared to last year. The decrease in receivables resulted in a cash inflow of $3.6 million, and was primarily attributable to the timing of Title IV disbursements. The increase in prepaid expenses and other current assets resulted in a cash outflow of $2.1 million primarily related to the timing of payments for prepaid services. The change in income tax from a payable to a receivable position resulted in a cash outflow of $1.9 million and was primarily due to the timing of tax payments and refunds. The increase in notes receivable resulted in a cash outflow of $1.6 million and was related to the activity from our proprietary loan program.

Investing Activities

During the six months ended March 31, 2019, cash used in investing activities was $4.6 million and related to the purchase of property and equipment, primarily related to purchases for our Dallas/Ft. Worth, Texas campus for welding, new and replacement training equipment for ongoing operations and consolidation efforts at our Houston, Texas campus. For the year ending September 30, 2019, we anticipate investing in capital expenditures in the range of $6.0 million to $8.0 million. Of this total, approximately $1.6 million is attributable to opening our Welding Technology program at our Dallas/Ft. Worth, Texas campus, with an additional $1.0 million related to course development.

During the six months ended March 31, 2018, cash provided by investing activities was $39.6 million. We had cash inflows of $40.9 from the proceeds of trading securities and of $7.0 million from proceeds received upon the maturity of investments. We had cash outflows of $7.6 million for property and equipment, primarily related to purchases of new and replacement training equipment for our ongoing operations.

Financing Activities

During the six months ended March 31, 2019, cash used in financing activities was $3.4 million and related primarily to to the payment of a semi-annual preferred stock dividend on March 28, 2019, totaling approximately $2.6 million and payments on our financing obligations of $0.6 million.

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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Interim Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2019 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, we began to design new controls as part of our efforts to adopt ASU 2016-02, Leases (Topic 842). Those efforts resulted in changes to our accounting processes and procedures. In particular, we designed new controls related to:
•Monitoring the adoption process.
•Implementing a new IT system to capture, calculate, and account for leases.

•	Gathering the information and evaluating the analyses used in the development of disclosures required before ASU 2016-02’s effective date.

As we continue the implementation process, we expect that there will be additional changes in internal controls over financial reporting. However, there were no other changes in internal controls over financial reporting during the quarter ended March 31, 2019 that materially affected internal controls over financial reporting or are reasonably likely to materially affect it.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of March 31, 2019, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the quarter ended March 31, 2019, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended March 31, 2019. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
January 1-31, 2019	—	$—	—	$—
February 1-28, 2019	—	$—	—	$—
March 1-31, 2019	1,832	$3.56	—	$—
Total	1,832	$3.56	—	$—

Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.
Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101
Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Loss; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 5/9/2019

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Kimberly J. McWaters
Kimberly J. McWaters
President and Chief Executive Officer