Form 10-Q
period 2019-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2019-08-09
CIK 1261654

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
For the quarterly period ended June 30, 2019

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission File Number: 1-31923

 UNIVERSAL TECHNICAL INSTITUTE, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0226984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
16220 North Scottsdale Road, Suite 500
Scottsdale, Arizona 85254
(Address of principal executive offices, including zip code)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 30, 2019, there were 25,498,779 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

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

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	September 30, 2018
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$42,689	$58,104
Restricted cash	13,534	14,055
Receivables, net	12,032	21,106
Notes receivable, current portion	5,150	5,183
Prepaid expenses	8,997	10,320
Other current assets	7,402	8,027
Total current assets	89,804	116,795
Property and equipment, net	106,490	114,848
Goodwill	8,222	8,222
Notes receivable, less current portion	29,597	31,194
Other assets	9,978	11,219
Total assets	$244,091	$282,278
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,350	$46,617
Dividends payable	1,309	—
Deferred revenue	27,672	38,236
Accrued tool sets	2,920	2,397
Financing obligation, current portion	1,493	1,319
Other current liabilities	3,242	3,893
Total current liabilities	73,986	92,462
Deferred tax liabilities, net	329	329
Deferred rent liability	9,927	12,003
Financing obligation	39,567	40,715
Other liabilities	9,555	10,124
Total liabilities	133,364	155,633
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 32,363,676 shares issued and 25,498,779 shares outstanding as of June 30, 2019 and 32,168,795 shares issued and 25,303,898 shares outstanding as of September 30, 2018	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of June 30, 2019 and September 30, 2018, liquidation preference of $100 per share	—	—
Paid-in capital - common	188,086	186,732
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 6,864,897 shares as of June 30, 2019 and September 30, 2018	(97,388)	(97,388)
Retained deficit	(48,827)	(31,555)
Total shareholders’ equity	110,727	126,645
Total liabilities and shareholders’ equity	$244,091	$282,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenues	$79,042	$74,890	$243,838	$236,709
Operating expenses:
Educational services and facilities	42,836	44,737	134,393	134,635
Selling, general and administrative	36,661	41,953	122,685	126,298
Total operating expenses	79,497	86,690	257,078	260,933
Loss from operations	(455)	(11,800)	(13,240)	(24,224)
Other income (expense):
Interest expense, net	(444)	(474)	(1,271)	(1,405)
Equity in earnings of unconsolidated affiliate	100	96	298	289
Other income, net	465	307	1,121	635
Total other income (expense), net	121	(71)	148	(481)
Loss before income taxes	(334)	(11,871)	(13,092)	(24,705)
Income tax expense (benefit)	31	(158)	253	(3,024)
Net loss and comprehensive loss	$(365)	$(11,713)	$(13,345)	$(21,681)
Preferred stock dividends	1,309	1,309	3,927	3,927
Loss available for distribution	$(1,674)	$(13,022)	$(17,272)	$(25,608)

Loss per share:
Net loss per share - basic	$(0.07)	$(0.52)	$(0.68)	$(1.02)
Net loss per share - diluted	$(0.07)	$(0.52)	$(0.68)	$(1.02)
Weighted average number of shares outstanding:
Basic	25,498	25,186	25,410	25,084
Diluted	25,498	25,186	25,410	25,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

The following summarizes the changes in total equity for the nine months ended June 30, 2019:

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2018	32,169	$3	700	$—	$186,732	$68,853	6,865	$(97,388)	$(31,555)	$126,645
Net loss	—	—	—	—	—	—	—	—	(7,717)	(7,717)
Issuance of common stock under employee plans	99	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(38)	—	—	—	(118)	—	—	—	—	(118)
Stock-based compensation	—	—	—	—	694	—	—	—	—	694
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2018	32,230	$3	700	$—	$187,308	$68,853	6,865	$(97,388)	$(40,595)	$118,181
Net loss	—	—	—	—	—	—	—	—	(5,263)	(5,263)
Issuance of common stock under employee plans	134	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(2)	—	—	—	(7)	—	—	—	—	(7)
Stock-based compensation	—	—	—	—	618	—	—	—	—	618
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,295)	(1,295)
Balance as of March 31, 2019	32,362	$3	700	$—	$187,919	$68,853	6,865	$(97,388)	$(47,153)	$112,234
Net loss	—	—	—	—	—	—	—	—	(365)	(365)
Issuance of common stock under employee plans	2	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation	—	—	—	—	169	—	—	—	—	169
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,309)	(1,309)
Balance as of June 30, 2019	32,364	$3	700	$—	$188,086	$68,853	6,865	$(97,388)	$(48,827)	$110,727

The following summarizes the changes in total equity for the nine months ended June 30, 2018:

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2017	31,872	$3	700	$—	$185,140	$68,853	6,865	$(97,388)	$(30,832)	$125,776
Cumulative-effect adjustment	—	—	—	—	—	—	—	—	37,209	37,209
Net loss	—	—	—	—	—	—	—	—	(1,135)	(1,135)
Issuance of common stock under employee plans	3	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	—	—	(3)	—	—	—	—	(3)
Stock-based compensation	—	—	—	—	359	—	—	—	—	359
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2017	31,875	$3	700	$—	$185,496	$68,853	6,865	$(97,388)	$3,919	$160,883
Net loss	—	—	—	—	—	—	—	—	(8,833)	(8,833)
Issuance of common stock under employee plans	179	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(4)	—	—	—	(8)	—	—	—	—	(8)
Stock-based compensation	—	—	—	—	741	—	—	—	—	741
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,295)	(1,295)
Balance as of March 31, 2018	32,050	$3	700	$—	$186,229	$68,853	6,865	$(97,388)	$(6,209)	$151,488
Net loss	—	—	—	—	—	—	—	—	(11,713)	(11,713)
Issuance of common stock under employee plans	2	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	—	—	(2)	—	—	—		(2)
Stock-based compensation	—	—	—	—	145	—	—	—		145
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,309)	(1,309)
Balance as of June 30, 2018	32,052	$3	700	$—	$186,372	$68,853	6,865	$(97,388)	$(19,231)	$138,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,345)	$(21,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,945	9,891
Amortization of assets subject to financing obligation	2,012	2,012
Goodwill and intangible asset impairment expense	—	1,164
Bad debt expense	887	1,191
Stock-based compensation	1,481	1,245
Deferred income taxes	—	(2,812)
Equity in earnings of unconsolidated affiliate	(298)	(289)
Training equipment credits earned, net	440	116
Other losses, net	143	71
Changes in assets and liabilities:
Receivables	3,795	173
Prepaid expenses	571	(1,342)
Other assets	1,270	(31)
Notes receivable	1,630	(421)
Accounts payable and accrued expenses	(3,793)	556
Deferred revenue	(10,564)	(15,491)
Income tax payable/receivable	198	(1,490)
Accrued tool sets and other current liabilities	441	507
Deferred rent liability	(2,076)	4,027
Other liabilities	139	148
Net cash used in operating activities	(7,124)	(22,456)
Cash flows from investing activities:
Purchase of property and equipment	(5,301)	(17,088)
Proceeds from disposal of property and equipment	8	9
Proceeds received upon maturity of investments	—	7,497
Purchase of trading securities	—	(894)
Proceeds from sales of trading securities	—	40,902
Capitalized costs for intangible assets	—	(325)
Return of capital contribution from unconsolidated affiliate	200	229
Net cash provided by (used in) investing activities	(5,093)	30,330
Cash flows from financing activities:
Payment of preferred stock cash dividend	(2,618)	(2,618)
Payment of financing obligation	(974)	(816)
Payment of payroll taxes on stock-based compensation through shares withheld	(127)	(13)
Net cash used in financing activities	(3,719)	(3,447)
Change in cash, cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,936)	4,427
Cash, cash equivalents and restricted cash, beginning of period	72,159	64,960
Cash, cash equivalents and restricted cash, end of period	$56,223	$69,387
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Nine Months Ended June 30,
	2019	2018
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$56	$1,278
Interest paid	$2,424	$2,490
Training equipment obtained in exchange for services	$520	$1,724
Depreciation of training equipment obtained in exchange for services	$1,066	$1,022
Change in accrued capital expenditures during the period	$1,173	$(840)
Dividends payable	$1,309	$1,309
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
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and nine months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This guidance requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. We adopted ASU 2016-18 as of October 1, 2018 using the retrospective method of adjustment. As a result of our adoption of ASU 2016-18, net cash used in operating activities increased by less than $0.1 million and net cash provided by investing activities decreased by $1.4 million for the nine months ended June 30, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$42,689	$55,968
Restricted cash	13,534	13,419
Total cash, cash equivalents and restricted cash shown in condensed consolidated statements of cash flows	$56,223	$69,387

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
Effective the First Quarter of Fiscal 2021:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses (ECL), which the FASB believes will result in more timely recognition of such losses. In April 2019, the FASB issued ASU 2019-05 - Targeted Transition Relief, which provides transition relief to entities adopting ASU 2016-13. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2019	September 30, 2018
Receivables, which includes Tuition and Notes Receivable	$40,299	$46,372
Contract liabilities	$27,672	$38,236

During the nine months ended June 30, 2019, the contract liabilities balance included decreases for revenues recognized during the period and increases related to new students who started school during the period.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

5.  Postemployment Benefits

On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications, and its last group of students started on March 18, 2019. The campus is expected to close in the fall of 2020. We expect the postemployment benefits will total approximately $0.9 million, when the campus closes in 2020. Additionally, we periodically enter into agreements that provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in 2021.

The postemployment benefit accrual activity for the nine months ended June 30, 2019 was as follows:

	Liability Balance at September 30, 2018	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at June 30, 2019
Severance	$372	$1,607	$(932)	$(74)	$973
Other	9	85	(22)	(22)	50
Total	$381	$1,692	$(954)	$(96)	$1,023

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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds and corporate bonds	$42,626	$42,626	$—	$—
Notes receivable	34,747	—	—	34,747
Total assets at fair value on a recurring basis	$77,373	$42,626	$—	$34,747

		Fair Value Measurements Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$36,387	$36,387	$—	$—
Notes receivable	36,377	—	—	36,377
Total assets at fair value on a recurring basis	$72,764	$36,387	$—	$36,377

Money market funds and corporate bonds are reflected as cash and cash equivalents in our consolidated balance sheets. Notes receivable relate to our proprietary loan program.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

7. Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2019	September 30, 2018
Land	—	$3,189	$3,189
Buildings and building improvements	30-35	82,576	81,304
Leasehold improvements	1-28	53,399	54,310
Training equipment	3-10	97,072	95,795
Office and computer equipment	3-10	36,243	36,714
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	11,606	12,251
Vehicles	5	1,400	1,400
Construction in progress	—	885	4,250
		306,062	308,905
Less accumulated depreciation and amortization		(199,572)	(194,057)
		$106,490	$114,848

The following amounts, which are included in the above table, represent assets financed by financing obligations:

	June 30, 2019	September 30, 2018
Assets financed by financing obligations, gross	$45,816	$45,816
Less accumulated depreciation and amortization	(13,538)	(11,526)
Assets financed by financing obligations, net	$32,278	$34,290

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
Our goodwill balance of $8.2 million resulted from the acquisition of our motorcycle and marine education business in 1998 and is allocated to our MMI Orlando, Florida campus that provides the related educational programs. No impairment was identified during the nine months ended June 30, 2019.

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
Investment in unconsolidated affiliate consisted of the following and is included within other assets on our condensed consolidated balance sheet:

	June 30, 2019		September 30, 2018
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,304	27.972%	$4,206	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Nine Months Ended June 30,
	2019	2018
Balance at beginning of period	$4,206	$4,112
Equity in earnings of unconsolidated affiliate	298	289
Return of capital contribution from unconsolidated affiliate	(200)	(229)
Balance at end of period	$4,304	$4,172

10.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2019	September 30, 2018
Accounts payable	$6,982	$8,759
Accrued compensation and benefits	18,646	22,022
Other accrued expenses	11,722	15,836
	$37,350	$46,617

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

During the three months ended March 31, 2016, there were several pieces of negative evidence that contributed to our conclusion that a valuation allowance was appropriate against all deferred tax assets that rely upon future taxable income for their realization. As a result of our assessment, we recorded a full valuation allowance during the three months ended March 31, 2016. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth. We continue to have a full valuation allowance as of June 30, 2019 and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

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
The components of income tax expense are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Current expense (benefit)
United States federal	$5	$(119)	$—	$(125)
State	26	(39)	253	(87)
Total current expense (benefit)	31	(158)	253	(212)
Deferred (benefit) expense
United States federal	—	—	—	(2,878)
State	—	—	—	66
Total deferred benefit	—	—	—	(2,812)
Total provision (benefit) for income taxes	$31	$(158)	$253	$(3,024)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 21.0% to pre-tax loss for the three and nine months ended June 30, 2019 and 24.5% to pre-tax loss for the three and nine months ended June 30, 2018. The reasons for the differences are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Income tax benefit at statutory rate	$(69)	$(2,909)	$(2,749)	$(6,053)
State income taxes (benefits), net of federal tax benefit	24	(403)	204	(1,010)
Current and deferred tax rate difference	—	416	—	865
Increase in valuation allowance	14	2,750	2,630	3,119
Other, net	62	(12)	168	55
Total income tax expense (benefit)	$31	$(158)	$253	$(3,024)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

The components of the deferred tax assets (liabilities) recorded in the accompanying condensed consolidated balance sheets were as follows:

	June 30, 2019	September 30, 2018

Gross deferred tax assets
Deferred compensation	$1,303	$1,253
Reserves and accruals	4,576	4,794
Accrued tool sets	765	638
Deferred revenue	4,342	9,185
Deferred rent liability	—	189
Net operating losses and tax credit carryforwards	13,678	5,389
Depreciation and amortization of property and equipment	4,680	3,740
Charitable contribution carryovers	1,188	804
Deductions limited by Section 382	668	700
Valuation allowance	(26,921)	(23,112)
Total gross deferred tax assets	4,279	3,580
Gross deferred tax liabilities
Amortization of goodwill and intangibles	(2,056)	(2,056)
Prepaid and other expenses deductible for tax	(2,552)	(1,853)
Total gross deferred tax liabilities	(4,608)	(3,909)
Net deferred tax liabilities	$(329)	$(329)

The following table summarizes the activity for the valuation allowance for the nine months ended June 30, 2019:

Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Write-offs	Balance at End of Period
$23,112	$3,809	$—	$26,921

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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of June 30, 2019 and September 30, 2018, 700,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at June 30, 2019.

Pursuant to the terms of the Securities Purchase Agreement, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $2.6 million on March 28, 2019 and accrued Cash Dividends of $1.3 million as of June 30, 2019.

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the nine months ended June 30, 2019. As of June 30, 2019, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Securities Purchase Agreement, future stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

14.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, which occurred on June 24, 2016, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic income (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. Accordingly, the two-class method was not applicable for the three and nine months ended June 30, 2019 and 2018.

Diluted net income per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted net loss amounts are the same for the three and nine months ended June 30, 2019 and 2018 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. The following table summarizes the computation of basic and diluted loss per share under the as-converted method:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Loss available for distribution	$(1,674)	$(13,022)	$(17,272)	$(25,608)

Weighted average number of shares
Basic shares outstanding	25,498	25,186	25,410	25,084
Dilutive effect related to employee stock plans	—	—	—	—
Diluted shares outstanding	25,498	25,186	25,410	25,084

Net loss per share - basic	$(0.07)	$(0.52)	$(0.68)	$(1.02)
Net loss per share - diluted	$(0.07)	$(0.52)	$(0.68)	$(1.02)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Outstanding stock-based grants	273	262	387	450
Convertible preferred stock	21,021	21,021	21,021	21,021
	21,294	21,283	21,408	21,471

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
Summary information by reportable segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues
Postsecondary education	$75,396	$70,751	$232,561	$224,348
Other	3,646	4,144	11,277	12,367
Intersegment eliminations	—	(5)	—	(6)
Consolidated	$79,042	$74,890	$243,838	$236,709
Income (loss) from operations
Postsecondary education	$(402)	$(10,253)	$(12,071)	$(21,284)
Other	(53)	(1,547)	(1,169)	(2,940)
Consolidated	$(455)	$(11,800)	$(13,240)	$(24,224)
Depreciation and amortization(1)
Postsecondary education	$3,966	$3,376	$11,835	$11,239
Other	36	473	122	664
Consolidated	$4,002	$3,849	$11,957	$11,903
Net loss
Postsecondary education	$(413)	$(10,364)	$(12,474)	$(19,237)
Other	48	(1,349)	(871)	(2,444)
Consolidated	$(365)	$(11,713)	$(13,345)	$(21,681)

			June 30, 2019	September 30, 2018
Goodwill
Postsecondary education			$8,222	$8,222
Other			—	—
Consolidated			$8,222	$8,222
Total assets
Postsecondary education			$237,240	$275,427
Other			6,851	6,851
Consolidated			$244,091	$282,278
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.4 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and of $1.1 million and $1.0 million for the nine months ended June 30, 2019 and 2018, respectively.

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

In August 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Orlando, Florida campus. On April 19, 2019, we received a Team Summary Report from ACCSC that summarized two findings from its visit to our campus in connection with renewing the campus’ accreditation.  The first finding related to two programs that did not meet the employment benchmark set by ACCSC. Both programs did not meet the employment benchmark primarily due to low enrollment of only eight students available for employment across both programs. The second finding relates to not being able to provide documentation of our prior work experience verification for instructors hired prior to 2009. Due to a change in vendors for that service, verification records going back that far were no longer available. Since the on-site evaluation, we have reverified and documented that all instructors meet the minimum three-year practical work experience requirement, and we have provided the documentation in our Team Summary Report response.  We responded to the Team Summary Report on May 31, 2019 in advance of the June 3, 2019 deadline. The campus will be considered for reaccreditation at the August 2019 Commission meeting.
In September 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Houston, Texas campus, which resulted in one finding of non-compliance. The Houston, Texas campus reported student graduation and employment rates that did not meet the ACCSC minimum benchmarks for the Collision Repair & Refinish Technology program and Core Collision Repair & Refinish Technology with Estimating. The campus has since discontinued the Core Collision Repair & Refinish Technology with Estimating program and the Collision Repair & Refinish Technology is now above the established benchmarks. The campus was reaccredited at the May 2019 Commission meeting. The accreditation will expire in February 2024.
In December 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Lisle, Illinois campus, which resulted in zero findings. The campus was reaccredited at the May 2019 Commission meeting. The accreditation will expire in February 2024.

In February 2019, ACCSC conducted a branch verification on-site evaluation at our Bloomfield, New Jersey campus, which resulted in zero findings. The campus is currently engaged in the renewal of accreditation process and anticipates a renewal of accreditation on-site evaluation in the fall of 2019. ACCSC also conducted a renewal of accreditation on-site evaluation at our Avondale, Arizona campus, which resulted in zero findings. The campus will be considered for reaccreditation at the August 2019 Commission meeting.

In March 2019, ACCSC conducted a renewal of accreditation on-site evaluation at our Rancho Cucamonga, California campus, which resulted in zero findings. The campus will be considered for reaccreditation at the August 2019 Commission meeting.

In April 2019, ACCSC conducted a renewal of accreditation on-site evaluation at our Phoenix, Arizona campus, which resulted in one finding. ACCSC found that the program name identified on the enrollment agreement and the transcript included internal codes and abbreviations that do not align with the state or ACCSC approvals. The enrollment agreement and transcript have been updated and no longer include internal codes or abbreviations in the program name. Under ACCSC procedures, we intend to respond to the Team Summary Report by the August 26, 2019 due date. The campus will be considered for reaccreditation at the November 2019 Commission meeting.

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

As we previously reported, a series of bills were proposed in the California legislature that would impose substantial new requirements on our schools in California.  In the ensuing period, there have been major proposed revisions to the bills, which decrease their potential risk to our current business; however, these bills are not final, and are still subject to additional change.  The proposed new gainful employment standard for educational programs has been amended to remove penalties associated with a new measure of median student debt and California based wages; the proposal to set limitations on the percentage of revenue received from federal and state financial aid that would have been stricter than ED’s 90/10 rule was withdrawn by the author; and further restrictions on payments based on student success have been amended.  We cannot predict the timing, content or impact of any final laws that may emerge from the California legislature on these or other topics. The enactment of one or more of these proposed laws or similar laws could create compliance challenges and impose substantial additional costs on our institutions which could have a material adverse effect on our cash flows, results of operations and financial condition.

Regulation of Federal Student Financial Aid Programs
Accreditation & Academic Definitions. On October 15, 2018, ED published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters, including, but not limited to, requirements for accrediting agencies in their oversight of member institutions and programs; criteria used by ED to recognize accrediting agencies; simplification of ED’s recognition and review of accrediting agencies; clarification of the core oversight responsibilities amongst accrediting agencies, states and ED; clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an educational program; roles and responsibilities of institutions and accrediting agencies in the teach-out process; regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; regulatory changes required to enable expansion of direct assessment programs, distance education, and competency-based education; regulatory changes required to clarify disclosure and other requirements of state authorization; emphasizing the importance of institutional mission in evaluating its policies, programs and outcomes; simplification of state authorization requirements related to distance education; defining “regular and substantive interaction” as it relates to distance education and correspondence courses; defining the term “credit hour;” defining the requirements related to the length of educational programs and entry level requirements for the occupation; and other matters. On January 7, 2019, ED released a set of draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees. The draft proposed regulations also cover additional topics including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula for measuring

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

the lengths of certain educational programs, the return of unearned Title IV funds received for students who withdraw before completing their educational programs, and the measurement of student academic progress. ED released additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittees in early 2019. The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations. On June 12, 2019, ED published proposed regulations on a portion of these issues (primarily those related to accreditation) in a notice of proposed rulemaking in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing the final versions of the regulations. ED stated that it intends to publish proposed regulations on the remaining issues in a separate notice of proposed rulemaking, but did not indicate when it would publish these proposed changes. The proposed changes to the regulations remain subject to further change during the rulemaking process. We are in the process of reviewing the proposed regulations and will continue to monitor and review the proposed regulations as they evolve. At this time, we cannot provide any assurances as to the timing, content or impact of any final regulations arising from the negotiated rulemaking process.

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

Gainful Employment. As described in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018, ED gainful employment regulations include debt to earning (DE) metrics and disclosure requirements for program certifications, reporting and disclosure of program information and warnings. On July 1, 2019, ED issued final regulations that rescind the gainful employment regulations. The final regulations have an effective date of July 1, 2020. However, ED has stated in a June 28, 2019 electronic announcement that institutions may elect to implement immediately the new regulations and that institutions that early implement the regulations will not be required to report gainful employment data for the 2018-2019 award year, comply with requirements for including a gainful employment disclosure template in their promotional materials or directly distributing the disclosure template to prospective students, post gainful employment disclosures on their web pages, or comply with certification requirements for gainful employment. ED stated in the electronic announcement that institutions that do not early implement the new regulations are expected to comply with the existing gainful employment regulations by July 1, 2020. We have taken steps to early implement the new regulations.

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

•
The Financial Responsibility Events, Actions, and Conditions: The 2016 Final Regulations included revisions to ED’s standards that institutions must meet to be deemed financially responsible. Among other things, the 2016 Final Regulations require institutions to notify ED within specified time frames for any one of an extensive list of events, actions, or conditions that occur on or after July 1, 2017. See “Regulatory Environment - Defense to Repayment Regulations - Financial Protection Requirements” in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. ED acknowledged in the electronic announcement that some institutions may have been uncertain about how to comply with these requirements in light of the delays and court orders regarding the effective date of the 2016 Final Regulations. In general, ED gives institutions within 60 days of the electronic announcement to send notifications of actions, events, and conditions that occurred between the July 1, 2017 effective date of the 2016 Final Regulations and the date of the electronic announcement. However, there are exceptions. For example, institutions are not required to submit a notification for certain debts, liabilities and losses that occurred between July 1, 2017 and the last day of the fiscal year end for the most recent annual audit submission submitted to ED. The electronic announcement indicates that institutions have an ongoing responsibility to notify ED of subsequent actions, events, or conditions. One such event is the planned closure of our Norwood, Massachusetts campus in the fall of 2020, which we announced on February 18, 2019. The occurrence, and notification to ED, of such actions, events, or conditions could result in ED recalculating our composite score and/or requiring us to submit a letter of credit in an amount to be calculated by ED and agree to other conditions on our Title IV participation, which could have a material adverse effect on the company. In May 2019, we submitted our formal notification to ED regarding the closure of our Norwood, Massachusetts campus.  We have not received a response from ED regarding our submission.

•
The Class Action Bans and Pre-dispute Arbitration Agreements Provisions: The announcement also includes guidance regarding prohibitions in the 2016 Final Regulations on class action bans and pre-dispute arbitration agreements, including implementation of the prohibitions, the types of claims to which the prohibitions do not apply, and the deadlines for submitting to ED copies of certain arbitral and judicial records in connection with certain proceedings concerning borrower defense claims.

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

2019 Overview

Operations

Higher student population levels and an increase in new student starts resulted in an increase of 1.8% in our average undergraduate full-time enrollment to 10,562 students for the nine months ended June 30, 2019. We started 5,215 students during the nine months ended June 30, 2019, which was an increase of 11.4% from the prior year comparable period. Excluding the impact of the Norwood, Massachusetts campus, we started 5,125 students during the nine months ended June 30, 2019, which was an increase of 13.0% from the prior year comparable period. The increase in starts was primarily the result of the transformation plan initiatives and continued execution of the metro campus strategy.

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
Several factors may continue to challenge our ability to start new students, including the following:

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

We expect the campus exit to result in an improvement in annual pre-tax net income, EBITDA and cash flows, after completing the exit in the fall of 2020. The financial benefits are generated through eliminating the Norwood, Massachusetts campus direct operating loss, reducing admissions, marketing, and other costs not included in the direct campus operating costs, and earning net revenue from a portion of students expected to attend our other campuses. For further discussion, see the Current Report on Form 8-K filed with the SEC on February 19, 2019.

Our revenues for the three months ended June 30, 2019 were $79.0 million, an increase of $4.1 million, or 5.5%, from the comparable period in the prior year. We had an operating loss of $0.5 million compared to an operating loss of $11.8 million for the same period in the prior year. The improvement in our operating results was due to the increase in revenue and decrease in expense.   Expenses were lower in contract and professional services expense, advertising, goodwill and intangible asset impairment expense, total compensation and related costs, student training aids and occupancy costs. Our results of operations were impacted by the opening of our new campus in Bloomfield, New Jersey in August 2018. For the three months ended June 30, 2019, this campus had revenues of $2.9 million and direct costs of $2.2 million. We incurred a net loss of $0.4 million compared to a net loss of $11.7 million for the comparable period in the prior year.
Our revenues for the nine months ended June 30, 2019 were $243.8 million, an increase of $7.1 million, or 3.0%, from the comparable period in the prior year. We had an operating loss of $13.2 million compared to an operating loss of $24.2 million for the same period in the prior year. The improvement in our operating results was due to the increase in revenue and decrease in expense.  Expenses were lower in advertising, student training aids and goodwill and intangible asset impairment expense.  Partially offsetting the decreases were increases in total compensation and related costs and student expenses. Our results of operations were impacted by the opening of our new campus in Bloomfield, New Jersey in August 2018. For the nine months ended June 30, 2019, this campus had revenues of $7.4 million and direct costs of $6.2 million. We incurred a net loss of $13.3 million compared to a net loss of $21.7 million for the comparable period in the prior year.
Graduate Employment

Our consolidated graduate employment rate for our 2018 graduates during the nine months ended June 30, 2019 is higher than the rate at the same time in the prior year. The rate has improved for our Automotive and Diesel Technology, Marine and Motorcycle programs. The rate has declined for our Collision Repair program.

Regulatory Environment
Accreditation

In July 2018, the Accrediting Commission of Career Schools and Colleges (ACCSC) conducted a renewal of accreditation on-site evaluation at NASCAR Technical Institute, which resulted in zero findings. The campus was reaccredited at the February 2019 Commission meeting. The accreditation will expire in December 2023.

In August 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Orlando, Florida campus. On April 19, 2019, we received a Team Summary Report from ACCSC that summarized two findings from its visit to our campus in connection with renewing the campus’ accreditation.  The first finding related to two programs that did not meet the employment benchmark set by ACCSC. Both programs did not meet the employment benchmark primarily due to low enrollment of only eight students available for employment across both programs. The second finding relates to not being able to provide documentation of our prior work experience verification for instructors hired prior to 2009. Due to a change in vendors for that service, verification records going back that far were no longer available. Since the on-site evaluation, we have reverified and documented that all instructors meet the minimum three-year practical work experience requirement, and we have provided the documentation in our Team Summary Report response.  We responded to the Team Summary Report on May 31, 2019 in advance of the June 3, 2019 deadline. The campus will be considered for reaccreditation at the August 2019 Commission meeting.
In September 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Houston, Texas campus, which resulted in one finding of non-compliance. The Houston, Texas campus reported student graduation and employment rates that did not meet the ACCSC minimum benchmarks for the Collision Repair & Refinish Technology program and Core Collision Repair & Refinish Technology with Estimating. The campus has since discontinued the Core Collision Repair & Refinish Technology with Estimating program and the Collision Repair & Refinish Technology is now above the established benchmarks. The campus was reaccredited at the May 2019 Commission meeting. The accreditation will expire in February 2024.

In December 2018, ACCSC conducted a renewal of accreditation on-site evaluation at our Lisle, Illinois campus, which resulted in zero findings. The campus was reaccredited at the May 2019 Commission meeting. The accreditation will expire in February 2024.

In February 2019, ACCSC conducted a branch verification on-site evaluation at our Bloomfield, New Jersey campus, which resulted in zero findings. The campus is currently engaged in the renewal of accreditation process and anticipates a renewal of accreditation on-site evaluation in the fall of 2019. ACCSC also conducted a renewal of accreditation on-site evaluation at our Avondale, Arizona campus, which resulted in zero findings. The campus will be considered for reaccreditation at the August 2019 Commission meeting.

In March 2019, ACCSC conducted a renewal of accreditation on-site evaluation at our Rancho Cucamonga, California campus, which resulted in zero findings. The campus will be considered for reaccreditation at the August 2019 Commission meeting.

In April 2019, ACCSC conducted a renewal of accreditation on-site evaluation at our Phoenix, Arizona campus, which resulted in one finding. ACCSC found that the program name identified on the enrollment agreement and the transcript included internal codes and abbreviations that do not align with the state or ACCSC approvals. The enrollment agreement and transcript have been updated and no longer include internal codes or abbreviations in the program name. Under ACCSC procedures, we intend to respond to the Team Summary Report by the August 26, 2019 due date. The campus will be considered for reaccreditation at the November 2019 Commission meeting.

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

As we previously reported, a series of bills were proposed in the California legislature that would impose substantial new requirements on our schools in California.  In the ensuing period, there have been major proposed revisions to the bills, which decrease their potential risk to our current business; however, these bills are not final, and are still subject to additional change.  The proposed new gainful employment standard for educational programs has been amended to remove penalties associated with a new measure of median student debt and California based wages; the proposal to set limitations on the percentage of revenue received from federal and state financial aid that would have been stricter than ED’s 90/10 rule was withdrawn by the author; and further restrictions on payments based on student success have been amended.  We cannot predict the timing, content or impact of any final laws that may emerge from the California legislature on these or other topics. The enactment of one or more of these proposed laws or similar laws could create compliance challenges and impose substantial additional costs on our institutions which could have a material adverse effect on our cash flows, results of operations and financial condition.

Regulation of Federal Student Financial Aid Programs
Accreditation & Academic Definitions. On October 15, 2018, ED published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters, including, but not limited to, requirements for accrediting agencies in their oversight of member institutions and programs; criteria used by ED to recognize accrediting agencies; simplification of ED’s recognition and review of accrediting agencies; clarification of the core oversight responsibilities amongst accrediting agencies, states and ED; clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an educational program; roles and responsibilities of institutions and accrediting agencies in the teach-out process; regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; regulatory changes required to enable expansion of direct assessment programs, distance education, and competency-based education; regulatory changes required to clarify disclosure and other requirements of state authorization; emphasizing the importance of institutional mission in evaluating its policies, programs and outcomes; simplification of state authorization requirements related to distance education; defining “regular and substantive interaction” as it relates to distance education and correspondence courses; defining the term “credit hour;” defining the requirements related to the length of educational programs and entry level requirements for the occupation; and other matters. On January 7, 2019, ED released a set of draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees. The draft proposed regulations also cover additional topics including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula for measuring the lengths of certain educational programs, the return of unearned Title IV funds received for students who withdraw before completing their educational programs, and the measurement of student academic progress. ED released additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittees in early 2019. The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations. On June 12, 2019, ED published proposed regulations on a portion of these issues (primarily those related to accreditation) in a notice of proposed rulemaking in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing the final versions of the regulations. ED stated that it intends to publish proposed regulations on the remaining issues in a separate notice of proposed rulemaking, but did not indicate when it would publish these proposed changes. The proposed changes to the regulations remain subject to further change during the rulemaking process. We are in the process of reviewing the proposed regulations and will continue to monitor and review the proposed regulations as they evolve. At this time, we cannot provide any assurances as to the timing, content or impact of any final regulations arising from the negotiated rulemaking process.

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

Gainful Employment. As described in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018, ED gainful employment regulations include debt to earning (DE) metrics and disclosure requirements for program certifications, reporting and disclosure of program information and warnings. On July 1, 2019, ED issued final regulations that rescind the gainful employment regulations. The final regulations have an effective date of July 1, 2020. However, ED has stated in a June 28, 2019 electronic announcement that institutions may elect to implement immediately the new regulations and that institutions that early implement the regulations will not be required to report gainful employment data for the 2018-2019 award year, comply with requirements for including a gainful employment disclosure template in their promotional materials or directly distributing the disclosure template to prospective students, post gainful employment disclosures on their web pages, or comply with certification requirements for gainful employment. ED stated in the electronic announcement that institutions that do not early implement the new regulations are expected to comply with the existing gainful employment regulations by July 1, 2020. We have taken steps to early implement the new regulations.

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

•
The Financial Responsibility Events, Actions, and Conditions: The 2016 Final Regulations included revisions to ED’s standards that institutions must meet to be deemed financially responsible. Among other things, the 2016 Final Regulations require institutions to notify ED within specified time frames for any one of an extensive list of events, actions, or conditions that occur on or after July 1, 2017. See “Regulatory Environment - Defense to Repayment Regulations - Financial Protection Requirements” in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. ED acknowledged in the electronic announcement that some institutions may have been uncertain about how to comply with these requirements in light of the delays and court orders regarding the effective date of the 2016 Final Regulations. In general, ED gives institutions within 60 days of the electronic announcement to send notifications of actions, events, and conditions that occurred between the July 1, 2017 effective date of the 2016 Final Regulations and the date of the electronic announcement. However, there are exceptions. For example, institutions are not required to submit a notification for certain debts, liabilities and losses that occurred between July 1, 2017 and the last day of the fiscal year end for the most recent annual audit submission submitted to ED. The electronic announcement indicates that institutions have an ongoing responsibility to notify ED of subsequent actions, events, or conditions. One such event is the planned closure of our Norwood, Massachusetts campus in the fall of 2020, which we announced on February 18, 2019. The occurrence, and notification to ED, of such actions, events, or conditions could result in ED recalculating our composite score and/or requiring us to submit a letter of credit in an amount to be calculated by ED and agree to other conditions on our Title IV participation, which could have a material adverse effect on the company. In May 2019, we submitted our formal notification to ED regarding the closure of our Norwood, Massachusetts campus.  We have not received a response from ED regarding our submission.

•
The Class Action Bans and Pre-dispute Arbitration Agreements Provisions: The announcement also includes guidance regarding prohibitions in the 2016 Final Regulations on class action bans and pre-dispute arbitration agreements, including implementation of the prohibitions, the types of claims to which the prohibitions do not apply, and the deadlines for submitting to ED copies of certain arbitral and judicial records in connection with certain proceedings concerning borrower defense claims.

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

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	54.2%	59.7%	55.1%	56.9%
Selling, general and administrative	46.4%	56.0%	50.3%	53.4%
Total operating expenses	100.6%	115.7%	105.4%	110.3%
Loss from operations	(0.6)%	(15.7)%	(5.4)%	(10.3)%
Interest expense, net	(0.6)%	(0.6)%	(0.5)%	(0.6)%
Other income, net	0.7%	0.5%	0.6%	0.4%
Total other income (expense), net	0.1%	(0.1)%	0.1%	(0.2)%
Loss before income taxes	(0.5)%	(15.8)%	(5.3)%	(10.5)%
Income tax expense (benefit)	—%	(0.2)%	0.1%	(1.3)%
Net loss	(0.5)%	(15.6)%	(5.4)%	(9.2)%
Preferred stock dividends	1.7%	1.7%	1.6%	1.7%
Loss available for distribution	(2.2)%	(17.3)%	(7.0)%	(10.9)%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 and Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Revenues. Our revenues for the three months ended June 30, 2019 were $79.0 million, an increase of $4.1 million, or 5.5%, as compared to revenues of $74.9 million for the three months ended June 30, 2018. Our average full-time student enrollment increased 4.2%, which resulted in an increase in revenues of approximately $3.0 million. Additionally, there were tuition rate increases of up to 2.5%, depending on the program. Our Bloomfield, New Jersey campus contributed revenues of $2.9 million. We recognized $1.5 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended June 30, 2019 as compared to $1.4 million for the three months ended June 30, 2018. Partially offsetting the increase in revenue, was a decrease in industry training revenue of $0.5 million.

Our revenues for the nine months ended June 30, 2019 were $243.8 million, an increase of $7.1 million, or 3.0%, as compared to revenues of $236.7 million for the nine months ended June 30, 2018. Our average undergraduate full-time student enrollment increased 1.8%, which resulted in an increase in revenues of approximately $4.0 million. There were tuition rate increases of up to 2.5%, depending on the program. Our Bloomfield, New Jersey campus contributed revenues of $7.4 million. We recognized $4.7 million on an accrual basis related to revenues and interest under our proprietary loan program for the nine months ended June 30, 2019 and June 30, 2018, respectively. Partially offsetting the increase, was a decrease in industry training revenue of $1.1 million and course retake revenue of $0.5 million.

Educational services and facilities expenses. Our educational services and facilities expenses were $42.8 million for the three months ended June 30, 2019, which represents a decrease of $1.9 million as compared to $44.7 million for three months ended June 30, 2018. Our educational services and facilities expenses were $134.4 million for the nine months ended June 30, 2019, which represents an decrease of $0.2 million as compared to $134.6 million for the nine months ended June 30, 2018.

Our educational services and facilities expenses included directs costs for our Bloomfield, New Jersey campus of $2.0 million and $5.8 million for the three months and nine months ended June 30, 2019, respectively as compared to $1.5 million and $2.6 million for the three months and nine months ended June 30, 2018, respectively.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Salaries expense	$18,660	$19,780	$59,269	$59,098
Employee benefits and tax	4,143	3,862	12,383	12,211
Bonus expense	100	(112)	330	183
Compensation and related costs	22,903	23,530	71,982	71,492
Contract service expense	725	998	2,779	3,012
Depreciation and amortization expense	3,964	3,730	11,912	11,385
Occupancy costs	8,661	9,219	26,510	27,133
Other educational services and facilities expense	5,909	5,996	18,765	18,606
Student expense	532	458	1,792	1,089
Student training aids	142	806	653	1,918
	$42,836	$44,737	$134,393	$134,635
Compensation and related costs decreased $0.6 million and increased $0.5 million for the three and nine months ended June 30, 2019, respectively.

•
Salaries expense decreased $1.1 million and increased $0.2 million for the three and nine months ended June 30, 2019, respectively. The decrease for the three months ended June 30, 2019 was attributable to overall lower headcount of 5.2% compared to the prior year. The decrease was partially offset by additional headcount needed for the addition of the Bloomfield, New Jersey campus.

•	Employee benefits and tax increased $0.2 million for the three and nine months ended June 30, 2019, due to higher medical claims.
Contract service expense decreased $0.3 million and $0.2 million for the three and nine months ended June 30, 2019, respectively. The decrease for the three months ended June 30, 2019 was due to the overall business initiative to monitor expenses and timing of when invoices are paid.

Depreciation and amortization expense increased $0.3 million and $0.5 million for the three and nine months ended June 30, 2019, respectively, due to training aids and equipment at our Bloomfield, New Jersey campus that were placed into service. Partially offsetting the increase for the nine months ended June 30, 2019, was a higher percentage of our fixed assets becoming fully depreciated.
Occupancy costs decreased $0.5 million and $0.6 million for the three and nine months ended June 30, 2019, respectively. The decrease for the three months ended and nine months ended was primarily attributed to changes in lease terms at our Houston, Texas and Norwood, Massachusetts campuses. The decrease was partially offset by an increase in occupancy costs for our Bloomfield, New Jersey campus which was still in the build-out phase during a major portion of the prior year.
Student expense increased $0.7 million for the nine months ended June 30, 2019. The increase was attributed to transformation plan initiatives and higher student count.
Student training aids decreased $0.7 million and $1.2 million for the three and nine months ended June 30, 2019, respectively. The prior year included additional expenses for the Bloomfield, New Jersey campus build-out.
Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months and nine months ended June 30, 2019 were $36.7 million and $122.7 million, respectively. This represents a decrease of $5.3 million and $3.6 million, respectively, as compared to $42.0 million and $126.3 million for the three months and nine months ended June 30, 2018.
Our selling, general and administrative expenses included direct costs for our Bloomfield, New Jersey campus of $0.2 million for the three months ended June 30, 2019 and $0.4 million for the nine months ended June 30, 2019 as compared to $0.3 million and $0.4 million for the three months and nine months ended June 30, 2018, respectively.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Salaries expense	$14,045	$15,099	$43,876	$44,681
Employee benefits and tax	3,592	3,306	10,830	10,658
Bonus expense	2,134	1,672	6,981	6,091
Stock-based compensation	169	145	1,531	1,295
Compensation and related costs	19,940	20,222	63,218	62,725
Advertising expense	9,484	10,722	31,415	32,891
Contract and professional services expense	2,072	3,902	11,201	11,069
Depreciation and amortization expense	362	462	1,111	1,538
Goodwill and intangible asset impairment expense	—	1,164	—	1,164
Other selling, general and administrative expenses	4,803	5,481	15,740	16,911
	$36,661	$41,953	$122,685	$126,298

Compensation and related costs decreased $0.3 million and increased $0.5 million for the three months and nine months ended June 30, 2019, respectively:

•
Salaries expense decreased by $1.1 million and $0.8 million for the three and nine months ended June 30, 2019, respectively. The transition period for our admissions compensation structure ended resulting in a decrease in salaries expense for our admissions representatives. The graduate-based incentive compensation is fully implemented and rewards admissions representatives for students who successfully complete our programs. The decrease for the nine months ended was partially offset by an increase due to severance related to Norwood, Massachusetts campus closure and addition of selective key personnel to support transformation efforts.

•
Employee benefits and tax increased by $0.3 million and $0.1 million for the three and nine months ended June 30, 2019, respectively. The increase for three months ended was due to higher medical claims.

•
Bonus expense increased by $0.4 million and $0.9 million for the three and nine months ended June 30, 2019, respectively. The increase for the three months ended was an adjustment recorded in the prior year to reverse a previously accrued management bonus expense due to the expected zero attainment of the plan. No management bonus was recorded during the three months ended June 30, 2019. Partially offsetting the increase was lower management incentive compensation. The increase for the nine months ended was primarily the result of our graduate-based admissions compensation, which is based on an increase in projected graduates.

Advertising expense decreased $1.2 million and $1.5 million for the three and nine months ended June 30, 2019, respectively. The decrease for the three months ended June 30, 2019 was attributable to a strategic change in spending pattern versus the prior year. Additionally, the prior year implemented new strategies from the transformation plan, local marketing efforts and the launch of the Bloomfield, New Jersey campus.
Contract and professional services expense decreased $1.8 million for the three months ended June 30, 2019. The decrease for the three months ended was attributed to no longer incurring fees for the engagement of a consulting firm related to the strategic transformation plan. The engagement was terminated on October 17, 2018. For further discussion, see Note 20 "Subsequent Event" included in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018. The decrease was partially offset by an increase for contract and professional services expense incurred for strategic initiatives and efforts to adopt new accounting pronouncements.
Goodwill and intangible asset impairment expense decreased $1.2 million for the three and nine months ended June 30, 2019, respectively. At June 30, 2018, we recorded a goodwill impairment charge of $0.8 million and an intangible asset impairment charge of $0.4 million to write off the full carrying value of goodwill and intangible assets for BrokenMyth Studios, LLC.
Income taxes. Our income tax expense for the three months ended June 30, 2019 was less than $0.1 million compared to an income tax benefit of $0.2 million for the three months ended June 30, 2018. Our income tax expense for the nine months ended June 30, 2019 was approximately $0.3 million compared to our income tax benefit of $3.0 million for the nine months ended June 30, 2018. See Note 11 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion. The effective income tax rate in each period also differed from the federal statutory tax rate as a result of state income taxes, net of related federal income tax benefits.

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $1.3 million for each of the three months ended June 30, 2019 and 2018 and $3.9 million for each of the nine months ended June 30, 2019 and 2018.

Loss available for distribution. Loss available for distribution refers to net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution for the three months and nine months ended June 30, 2019 of $1.7 million and $17.3 million, respectively, as compared to $13.0 million and $25.6 million for the three months and nine months ended June 30, 2018, respectively.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (EBITDA) for the three months and nine months ended June 30, 2019 were $4.4 million and $1.2 million, respectively, as compared to a loss of $7.2 million and $10.4 million for the three months and nine months ended June 30, 2018, respectively.

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

EBITDA reconciles to net loss as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net loss, as reported	$(365)	$(11,713)	$(13,345)	$(21,681)
Interest expense, net	444	474	1,271	1,405
Income tax expense (benefit)	31	(158)	253	(3,024)
Depreciation and amortization(1)	4,326	4,192	13,023	12,923
EBITDA	$4,436	$(7,205)	$1,202	$(10,377)

(1)Includes depreciation of training equipment obtained in exchange for services of $0.4 and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and of $1.1 million and $1.0 million for each of the nine months ended June 30, 2019 and 2018, respectively.

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

On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering are intended to be used to fund strategic long-term growth initiatives, including the expansion to new markets of campuses on a scale similar to our Long Beach, California, Bloomfield, New Jersey and Dallas/Ft. Worth, Texas campuses and the creation of new programs in existing markets with under-utilized campus facilities. We may use the proceeds to fund strategic acquisitions that complement our core business. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents and investments on hand or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity. We paid preferred stock cash dividends of $5.3 million during the year ended September 30, 2018. We paid Cash Dividends of $2.6 million on March 28, 2019 and accrued Cash Dividends of $1.3 million as of June 30, 2019. We have eliminated the quarterly cash dividend on our common stock. Currently, we do not have a credit facility agreement or bank debt.

To the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents were $42.7 million as of June 30, 2019. We own the two properties for our Dallas/Ft. Worth and Houston, Texas campuses.

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

Operating Activities

Our cash used in operating activities was $7.1 million for the nine months ended June 30, 2019 compared to cash used in operating activities of $22.5 million for the nine months ended June 30, 2018.

For the nine months ended June 30, 2019, changes in our operating assets and liabilities resulted in cash outflows of $8.4 million and were primarily attributable to changes in deferred revenue, receivables, accounts payable and accrued expenses, deferred rent, notes receivable, and other assets. The decrease in deferred revenue resulted in a cash outflow of $10.6 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at June 30, 2019 as compared to September 30, 2018. The decrease in receivables resulted in a cash inflow of $3.8 million and was primarily attributable to the timing of Title IV disbursements and other cash receipts on behalf of our students. The decrease in accounts payable and accrued expenses resulted in a cash outflow of $3.8 million primarily related to the timing of payments for payroll and bonuses. The decrease in deferred rent resulted in a cash outflow of $2.1 million due to change in amortization of the deferred rent balance related to Norwood, Massachusetts campus exit announced on February 18, 2019. Deferred rent also decreased due to normal amortization of our Orlando, Florida and home office leases. The decision to exit the Norwood, Massachusetts campus in the fall of 2020 is part of our strategy to move from large destination campuses to smaller campuses in markets with higher student density and industry demand. The decrease in notes receivable resulted in an inflow of $1.6 million due to payments received on loans exceeding new loan originations. The decrease in other assets resulted in an inflow of $1.3 million due to the timing of payments on certain lease changes and changes in cash surrender life insurance related to our non-qualified deferred compensation plan.

For the nine months ended June 30, 2018, changes in our operating assets and liabilities resulted in cash outflows of $13.4 million and were primarily attributable to changes in deferred revenue, income tax payable, and prepaid and other current assets. The decrease in deferred revenue resulted in a cash outflow of $15.5 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at June 30, 2018 compared to September 30, 2017. The change in income tax from a payable to a receivable position resulted in a cash outflow of $1.5 million and was primarily due to the timing of tax payments and refunds. The increase in prepaid expenses and other current assets resulted in a cash outflow of $1.3 million primarily related to the timing of payments.

Investing Activities

During the nine months ended June 30, 2019, cash used in investing activities was $5.1 million. The cash outflow was primarily related to the purchase of property and equipment for our Dallas/Ft. Worth, Texas campus for welding, real estate consolidation efforts and new and replacement training equipment for ongoing operations. For the year ending September 30, 2019, we anticipate investing in capital expenditures in the range of $6.0 million to $7.0 million. Of this total, approximately $2.7 million is related to purchases for new and replacement equipment for our ongoing operations and $1.6 million is attributable to opening our Welding Technology program at our Dallas/Ft. Worth, Texas campus.

During the nine months ended June 30, 2018, cash provided by investing activities was $30.3 million. We had cash inflows of $40.9 million from the proceeds of trading securities and of $7.5 million from proceeds received upon the maturity of investments. We had cash outflows of $17.1 million for property and equipment, primarily related to purchases for our Bloomfield, New Jersey campus and other new programs, as well as new and replacement training equipment for our ongoing operations.

Financing Activities

During the nine months ended June 30, 2019, cash used in financing activities was $3.7 million and related primarily to to the payment of a semi-annual preferred stock dividend on March 28, 2019, totaling approximately $2.6 million and payments on our financing obligations of $1.0 million.

During the nine months ended June 30, 2018, cash used in financing activities was $3.4 million and related primarily to the payment of a semi-annual preferred stock dividend on March 28, 2018, totaling approximately $2.6 million.

Seasonality and Trends

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Our student population varies as a result of new student enrollments, graduations and student attrition. Historically, we have had lower student populations in our third quarter than in the remainder of our year because fewer students are enrolled during this period. Additionally, we have had higher student populations in our fourth quarter than in the remainder of the year because more students enroll during this period. Our expenses, however, do not vary significantly with changes in student population and revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. Furthermore, our revenues for the first quarter ending December 31 are impacted by the closure of our campuses for a week in December for a holiday break, during which time we do not earn revenue.

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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Interim Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2019. As we continue the process to adopt ASU 2016-02, Leases (Topic 842), we expect that there will be additional changes in internal controls over financial reporting.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of June 30, 2019, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the quarter ended June 30, 2019, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended June 30, 2019. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
April 1-30, 2019	—	$—	—	$—
May 1-31, 2019	—	$—	—	$—
June 1-30, 2019	711	$3.43	—	$—
Total	711	$3.43	—	$—

Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.
Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101
Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Loss; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2019

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Kimberly J. McWaters
Kimberly J. McWaters
President and Chief Executive Officer