Form 10-K
period 2019-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2019-12-06
CIK 1261654

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
For the fiscal year ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At November 26, 2019, 25,633,933 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2019) was approximately $61,000,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS
Overview
We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as well as welders and CNC machining technicians as measured by total average full-time enrollment and graduates. We offer certificate, diploma or degree programs at 13 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NASCAR Tech). Additionally, we offer manufacturer specific advanced training programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 54 years.
For the year ended September 30, 2019, our average full-time enrollment was 10,674.
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
We are a primary provider of manufacturer specific advanced training (MSAT) programs, and we have relationships with over 30 OEMs, including the following, and their associated brands:

American Honda Motor Company, Inc.	Mercedes-Benz USA, LLC
BMW of North America, LLC	Mercury Marine, a division of Brunswick Corporation
BMW Motorrad of North America, LLC	Navistar International Corporation
Cummins Rocky Mountain, LLC, a subsidiary of Cummins, Inc.	Nissan North America, Inc.
Daimler Trucks North America	Peterbilt Motors Company
Fiat Chrylser Automobiles (FCA) US LLC (fka Chrysler Group LLC)	Porsche Cars of North America, Inc.
Ford Motor Company	Suzuki Motor of America, Inc.
General Motors Company	Toyota Motor Sales, U.S.A., Inc.
Harley-Davidson Motor Company	Volvo Cars of North America, LLC
Kawasaki Motors Corporation, U.S.A.	Volvo Penta of the Americas, Inc.
KTM North America, Inc.	Yamaha Motor Corporation, USA

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

Our industry partners and their dealers benefit from a supply of technicians who receive industry-recognized certifications and credentials from the manufacturers as graduates of the MSAT programs. The MSAT programs offer a cost-effective alternative for sourcing and developing technicians for both OEMs and their dealers. These relationships also support the development of incremental revenue opportunities from training the OEMs’ existing employees.
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

We continue to evolve our business model to provide our students with accessible, affordable training with a focus on bringing education to the students at convenient locations. We intend to pursue the following business strategies to attain these goals:

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

Our Automotive and Diesel Technology II curricula is designed around manufacturers’ needs and fulfills student demand for hands-on, instructor led training in multiple learning environments. The blended program uses online tools to enhance UTI’s hands-on lab and instructor-led classroom. We intend to continue integrating this curricula and methodologies at new and existing campuses that offer Automotive and Diesel Technology programs. We continue to prioritize implementation of the Automotive and Diesel Technology II curricula at new campus locations.

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

Affordability
Increased price sensitivity and aversion to debt continue to negatively impact prospective students’ willingness and ability to invest in an education, especially when jobs are plentiful in an economic cycle. We have opened more conveniently located campuses that allow students to commute, and we provide a flexible curriculum that allows students to work while attending school. We are focused on making our training more affordable and accessible through financing options, proprietary loans, institutional grants and scholarships based on need and merit and employer sponsored training and tuition reimbursement; we assist students in applying for any grants or scholarships available for which they meet qualifications and we engage employers in developing tuition reimbursement programs for employees in good standing. During the year ended September 30, 2019, approximately 44.0% of active students received a UTI-funded scholarship or grant. We also offer financing tools and guidance for students.

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

To maximize student affordability and speed to completion, we are working with high schools across the nation to increase course articulation programs. Articulation agreements allow students who have completed course(s) related to their selected program of study to receive a corresponding tuition credit for up to six courses. The students may opt out of the courses provided they pass an Advanced Placement Opportunities Test for each selected course. We have approximately 4,600 curriculum specific articulation agreements in place across the country; this represents less than 20% of the high schools covered by our admissions teams. We continue to identify new opportunities to expand the curriculum specific articulation agreements.

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

Macroeconomic conditions, particularly low employment rates, impact our business. The adult admissions channel has the most sensitivity to the economic conditions, making it challenging to attract potential students within that channel. We strategically increased our focus to the high school admissions channel to attract and retain students with the highest potential to graduate under these economic conditions.

We collaborate with employers to help prospective students and their families understand the potential career opportunities that may be available during and after completing one of our programs. As competition for the graduates we train grows, employers are increasingly partnering with us to raise awareness of the benefits of a technician career path for prospective students. Employer testimonials are featured in our marketing materials. Additionally, employers host special events for our prospective students at their locations and participate in open houses at our campuses, highlighting the high-tech jobs and career opportunities available to our graduates. In July 2019, we launched our Early Employment pilot at our Avondale, Arizona campus.  Through this pilot program, students are able to apply for paid, apprenticeship-like employment with local employers prior to starting with UTI.  This allows students to earn while they learn and increase the probability of full-time employment upon graduation.  Employers have committed to hiring newly enrolled students and paying for a portion of their student loan upon graduation. Based on the success of the Avondale, Arizona pilot, the program will be expanded to our Exton, Pennsylvania campus, slated to launch in early 2020 and other locations in the future.

Our national multi-media marketing strategies are designed to drive new student growth by building brand awareness and differentiation, enhancing the appeal of the skilled trades, and generating inquiries from qualified prospective students.

We continue to optimize our national and local marketing initiatives, tools and systems with the goals of cost-efficiency, balancing the volume and quality of inquiries and attracting prospective students with a high propensity to succeed in our programs. Partnering with employers and focusing on our marketing strategies is part of an effort to increase positive perception of technical careers and our programs. We are working to build relationships on military bases, in high schools, with local and state businesses and education and policy leaders to educate them on the value we create for our students, local employers, the economy and the community.

We have implemented new processes, technology and tools to support our national network of admissions representatives in responding to new student inquiries and keeping them engaged as they apply for, enroll in and start school. We provide graduate-based compensation for our admissions representatives, which rewards them for students who successfully complete our programs.

Strengthen industry relationships
Our relationships with leading OEMs and other strategic partners are important to our business. We deliver value to these partners and employers by functioning as an efficient hiring source and low cost training option for new and existing technicians. These relationships give us direct input on the latest needs and requirements of employers, which not only guides our prospective student recruitment, but also strengthens our curricula and our students’ opportunities for employment and earnings potential after graduation. In addition, our partners and the OEM dealers support our students through manufacturer-paid courses, scholarships, tuition reimbursement programs and Early Employment initiative.

Continue to invest in strategies to achieve sustained profitable growth

We continue to pursue strategies designed to sustain profitable, long-term growth and have the capital necessary to execute these initiatives, while meeting the requirements and expectations of regulators and our accreditor.

Through organic growth and, potentially, strategic acquisition of campus locations, we are expanding our national footprint by adding smaller campuses in locations where there is strong demand from students and employers, including those students who would not relocate to one of our existing campuses. We are executing on our strategy to move from larger destination campuses to metro campuses as shown by the opening of our Long Beach, California and Bloomfield, New Jersey campuses. Additionally, we are continuing to transform our existing campus footprint by reducing the size of campuses with excess capacity, or by offering new OEM courses, adding complementary skilled trade programs, such as our welding and CNC machining programs, or negotiating facility use agreements. We have had successful right-sizing at our Houston, Texas and Rancho Cucamonga, California campuses and will reduce the size of our Exton, Pennsylvania campus by approximately 71,000 square feet in December 2020. The right-sizing will generate more meaningful operating efficiencies without compromising our ability to serve students and industry partners.

Additionally, we may consider expanding into new geographic markets through strategic acquisitions of complementary businesses.

Industry Background
The market for qualified service technicians is large and growing. In the most recent data available, the United States Department of Labor (U.S. DOL) estimated that in 2018 there were approximately 770,100 employed automotive technicians in the United States, and this number was expected to decrease by 0.8% from 2018 to 2028. Other 2018 estimates provided by the U.S. DOL indicate that the number of technicians in the other industries we serve, including diesel, collision, marine and motorcycle are expected to increase over this 10-year period by 4.8%, 4.1%, 5.7% and 9.2%, respectively. The need for technicians is due to a variety of factors, including technological advancement in the industries into which our graduates enter, a continued increase in the number of automobiles, trucks, motorcycles and boats in service, the increasing lifespan of late-model automobiles and light trucks and an aging workforce that has begun to retire. As a result of these factors, the U.S. DOL estimates that an average of approximately 123,000 new job openings will exist annually for new entrants from 2018 to 2028 in these fields, according to data we reviewed. In addition to the increase in demand for newly qualified technicians, manufacturers, dealer networks, transportation companies and governmental entities with large fleets are outsourcing their training functions, seeking preferred education providers who can offer high quality curricula and have a national presence to meet the employment and advanced training needs of their national dealer networks.

The U.S. DOL estimated that in 2018 there were approximately 424,700 employed welders, cutters, solderers and brazers in the United States, and this number was expected to increase by 3.4% from 2018 to 2028. The U.S. DOL estimates that an average of approximately 48,800 new job openings will exist annually for new entrants from 2018 to 2028 in this field, according to data we reviewed.

The U.S. DOL estimated that in 2018 there were approximately 151,600 employed computer-controlled machine tool operators in the United States, and this number was expected to decrease by 8.4% from 2018 to 2028. The U.S. DOL estimates that an average of approximately 13,600 new job openings will exist annually for new entrants from 2018 to 2028 in this field, according to data we reviewed.

Schools and Programs
Through our campus-based school system, we offer specialized technical education programs under the banner of several well-known brands, including Universal Technical Institute (UTI), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI) and NASCAR Technical Institute (NASCAR Tech). The majority of our programs are designed to be completed in 36 to 90 weeks and culminate in a certificate, diploma or associate of occupational studies degree, depending on the program and campus. Tuition rates vary by type and length of our programs and the program level, such as core or advanced training. Tuition ranges from approximately $18,450 for our CNC program lasting 36 weeks to $56,600 for our Automotive and Diesel Technology II with one specialized elective program lasting 90 weeks. During the year ended September 30, 2019, the average annual revenue per student was approximately $29,000, net of UTI-funded scholarships or grants. Also, students may receive tuition reimbursement from our industry partners.

As part of our business strategy, we are focused on affordable training and have implemented initiatives to offer UTI-funded scholarships or grants for students to lower tuition. During the year ended September 30, 2019, approximately 44.0% of active students received a UTI-funded scholarship or grant.

Our campuses are accredited, and our certificate, diploma and degree programs are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (HEA), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (ED). Our programs are also eligible for financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs (VA) and under the Workforce Investment Act.

Our schools and programs are summarized in the following table:

		Date
		Training
Location	Brand	Commenced	Principal Programs
Arizona (Avondale)*	UTI	1965	Automotive; Diesel; Welding
Arizona (Phoenix)	MMI	1973	Motorcycle
California (Long Beach)*	UTI	2015	Automotive; Diesel; Collision Repair and Refinishing
California (Rancho Cucamonga)*	UTI	1998	Automotive; Diesel; Welding
California (Sacramento)*	UTI	2005	Automotive; Diesel; Collision Repair and Refinishing
Florida (Orlando)*	UTI/MMI	1986	Automotive; Diesel; Motorcycle; Marine
Illinois (Lisle)	UTI	1988	Automotive; Diesel
Massachusetts (Norwood)**	UTI	2005	Automotive; Diesel
New Jersey (Bloomfield)*	UTI	2018	Automotive; Diesel
North Carolina (Mooresville)	NASCAR Tech	2002	Automotive; Automotive with NASCAR; CNC Machining
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel
Texas (Dallas/Ft. Worth)*	UTI	2010	Automotive; Diesel; Welding
Texas (Houston)[1]	UTI	1983	Automotive; Diesel; Collision Repair and Refinishing

* Indicates a campus location that offers our Automotive Technology and Diesel Technology II curricula.
** UTI announced on February 19, 2019 that the Norwood, Massachusetts campus is no longer accepting new student applications and its last group of students started on March 18, 2019.
1 We intend to begin teaching our Welding Technology program at our Houston, Texas campus in the third quarter of 2020.

Universal Technical Institute (UTI)
UTI offers automotive, diesel and industrial, and collision repair and refinishing programs that are accredited by the Automotive Service Excellence Education Foundation (ASEEF). In order to apply for ASEEF accreditation, a school must meet the ASEEF curriculum requirements and also must have graduated its first class. We offer certificate, diploma and associate degree level programs, with degree level credentials currently offered at our Avondale, Arizona; Dallas/Ft. Worth, Texas; Long Beach, California; Orlando, Florida; Rancho Cucamonga, California and Sacramento, California campuses. We plan to expand degree level offerings to select existing and new campus locations, subject to applicable regulatory approvals. We offer the following programs under the UTI brand:

•
Automotive Technology. Established in 1965, the Automotive Technology program is designed to teach students how to diagnose, service and repair automobiles. In 2010, we began offering this program as Automotive Technology II in a blended learning format, which combines daily instructor-led theory and hands-on lab training complimented by instructor-led web-based learning. Automotive Technology II is currently offered at our Avondale, Arizona; Long Beach, California; Rancho Cucamonga, California; Sacramento, California; Orlando, Florida; Bloomfield, New Jersey and Dallas/Ft. Worth, Texas campuses. Graduates of this program are qualified to work as entry-level service technicians in automotive dealer service departments or automotive repair facilities.

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

•
Collision Repair and Refinishing Technology (CRRT). Established in 1999, the CRRT program is designed to teach students how to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing. CRRT is currently offered at our Houston, Texas; Long Beach, California and Sacramento California campuses. Graduates of this program are qualified to work as entry-level technicians at OEM dealerships and independent repair facilities.

•	Welding Technology. Established in 2017, our Welding Technology program is designed to teach students how to weld various materials using a wide range of welding processes. The program’s curriculum was built in partnership with Lincoln Electric, a global leader in the welding industry. Welding Technology is currently offered at our Avondale, Arizona; Dallas/Ft. Worth, Texas and Rancho Cucamonga, California campuses. We intend to began teaching our Welding Technology program at our Houston, Texas campus in the third quarter of 2020 and other locations in the future. Graduates of this program are qualified to work as entry-level welders in the construction, structural, pipe, mechanical contracting and fabrication industries. The training prepares graduates to apply for American Welding Society certification.

Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, MMI)

•
Motorcycle. Established in 1973, the MMI motorcycle program is designed to teach students how to diagnose, service and repair motorcycles and all-terrain vehicles. The MMI motorcycle program is currently offered at our Phoenix, Arizona and Orlando, Florida campuses. Graduates of this program are qualified to work as entry-level service technicians in motorcycle dealerships and independent repair facilities. We have agreements relating to specific motorcycle training and elective programs with American Honda Motor Company, Inc.; BMW Motorrad of North America, LLC; Harley-Davidson Motor Company; Kawasaki Motors Corporation, U.S.A.; Suzuki Motor of America, Inc. and Yamaha Motor Corporation, USA, and MMI is also supported by KTM North America, Inc. We have agreements for dealer training with American Honda Motor Company, Inc. and Harley-Davidson Motor Company. These motorcycle manufacturers support us through their endorsement of our curricula content, assisting with our course development, providing equipment and product donations and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

•
Marine. Established in 1991, the MMI marine program is designed to teach students how to diagnose, service and repair boats. The MMI marine program is currently offered at our Orlando, Florida campus. Graduates of this program are qualified to work as entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs. MMI is supported by several marine manufacturers, and we have agreements relating to marine OEM courses with American Honda Motor Company, Inc.; Mercury Marine, a division of Brunswick Corporation; Suzuki Motor of America, Inc.; Volvo Penta of the Americas, Inc. and Yamaha Motor Corporation, USA. We have agreements for dealer training with American Honda Motor Company Inc. and Mercury Marine, a division of Brunswick Corporation. These marine manufacturers support us through their endorsement of our curricula content, assisting with course development, equipment and product donations and instructor training. Certain of these agreements are verbal and may be terminated without cause by either party at any time.

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

NASCAR Technical Institute (NASCAR Tech)

•
NASCAR Tech. Established in 2002, NASCAR Tech offers the same type of automotive training as other UTI locations, along with additional NASCAR-specific elective courses. NASCAR Tech is the exclusive educational provider for NASCAR and our Mooresville, North Carolina campus is the only campus in the country to offer NASCAR-endorsed training. In the NASCAR-specific elective courses, students have the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities. Graduates of the Automotive Technology program and the Automotive Technology with NASCAR (the NASCAR program) at NASCAR Tech are qualified to work as entry-level service technicians in automotive repair facilities or automotive dealer service departments. Graduates from the NASCAR program have additional opportunities to work in racing-related industries. Of the students who elected to take the NASCAR-specific elective courses and graduated during 2018, approximately 24% accepted employment opportunities in racing-related industries. The overall employment rate for our NASCAR Tech campus was 88% for 2018 graduates. See "Business - Graduate Employment" included elsewhere in this Report on Form 10-K for further information on our employment rates.

•
Computer Numeric Control (CNC) Machining and Manufacturing Technology. Established in 2017, our CNC Machining and Manufacturing Technology program is designed to teach students how to produce precision parts used in high-performance engines and a wide variety of trucks, motorcycles, cars and boats, and also in industrial applications, aerospace components and medical and surgical equipment. The program’s curriculum of CNC classes is aligned with standards established by the National Institute for Metalworking Skills (NIMS) and prepares graduates to take the NIMS assessments and examinations for CNC machine operators. CNC Machining and Manufacturing Technology is currently offered at our NASCAR Tech campus in Mooresville, North Carolina. Graduates of this program are qualified to work as entry-level CNC operators in the manufacturing and mechanical fabrication industries.

Manufacturer Specific Advanced Training (MSAT) Programs
We offer advanced training programs in the form of manufacturer-paid post-graduate MSAT programs and in the form of student-paid MSAT courses, which may be added as electives to a student’s core Automotive, Diesel or Motorcycle program.

For both types of programs, the manufacturer typically assists us in the development of course content and curricula while providing us with vehicles, equipment, specialty tools and parts at reduced prices or at no charge. This specialized training enhances the student’s skills resulting in enhanced employment opportunities and potential for higher wages for our graduates. The specialized training also provides industry recognized certifications or credentials from the manufacturer.

We consistently evaluate new and existing OEM relationships to determine those programs that have the best outcomes for our students. This may lead to the termination of relationships that do not result in the best outcomes for our students after graduation.
Manufacturer-Paid MSATs
The manufacturer-paid MSATs are paid for by the manufacturer and/or its dealers in return for a commitment by the student to work for a dealer of that manufacturer for a certain period of time upon completion of the program and offered to a selective number of students. Our manufacturer-paid MSATs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills. Students who are highly ranked graduates of an automotive or diesel program may apply to be selected for these programs. The programs range from 12 to 23 weeks in duration. Pursuant to written agreements, we offer the following manufacturer-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

•
BMW of North America, LLC. We provide BMW’s Service Technician Education Program (STEP). STEP programs are provided at our Avondale, Arizona and Orlando, Florida campuses. Additionally, we provide BMW's Military Service Technician Education Program (MSTEP) at Marine Corps Base

Camp Pendleton in California. Both STEP and MSTEP agreements expire on December 31, 2021 and may be terminated for cause by either party.

•
Mercedes-Benz USA, LLC. We provide the Mercedes-Benz DRIVE Program at the MBUSA training centers in Grapevine, Texas; Jacksonville, Florida; Long Beach, California and Robbinsville, New Jersey. This agreement expires on December 31, 2021 and may be terminated without cause by either party.

•
Navistar International Corporation. We provide the International Truck Education Program at our Lisle, Illinois and Sacramento, California campuses. This agreement expires December 31, 2020 and may be renewed annually by mutual agreement.

•
Nissan North America, Inc. We provide the INFINITI Technician Training Academy at our Long Beach, California campus. This agreement expires on March 31, 2021 and may be terminated without cause by either party.

•
Peterbilt Motors Company. We provide the Peterbilt Technician Institute program at our Dallas/Ft. Worth, Texas; Exton, Pennsylvania and Lisle, Illinois campuses. This agreement expires on December 31, 2020 and may be terminated without cause by either party.

•
Porsche Cars of North America, Inc. We provide the Porsche Technician Apprenticeship Program at the Porsche training centers in Atlanta, Georgia; Easton, Pennsylvania and Eastvale, California. This agreement expires on September 30, 2020 and may be renewed by mutual agreement.

•
Volvo Cars of North America, LLC. We provide Volvo’s Service Automotive Factory Education program training at our Avondale, Arizona campus. This agreement expires on December 31, 2019 and may be renewed annually by mutual agreement.

Student-Paid MSATs

Pursuant to written agreements, we offer the following student-paid MSAT programs for the following OEMs using vehicles, equipment, specialty tools and curricula provided by the OEMs:

•	Cummins, Inc. We provide power generation training through the Cummins Technician Apprentice Program at our Avondale, Arizona campus.

•	Cummins Rocky Mountain, LLC, a subsidiary of Cummins, Inc. We provide the Cummins Technician Qualification Program at our Avondale, Arizona; Exton, Pennsylvania and Houston, Texas campuses.

•	Daimler Trucks North America. We provide the Daimler Trucks Finish First Program at our Avondale, Arizona and Lisle, Illinois campuses.

•	Fiat Chrysler Automobiles (FCA) US LLC. We provide the Mopar Technical Education Curriculum program at our NASCAR Tech campus in Mooresville, North Carolina.

•	Ford Motor Company. We provide the Ford Accelerated Credential Training Program at all UTI campuses except our Dallas/Ft. Worth, Texas and Long Beach, California campuses.

•	General Motors Company (GM) and GM, through Raytheon Professional Services LLC. We provide the GM Technician Career Training Programs at our Avondale, Arizona campus.

•	Nissan North America, Inc. We provide the Nissan Automotive Technician Training Program at our Houston, Texas; Mooresville, North Carolina; Long Beach, California and Orlando, Florida campuses.

•	Toyota Motor Sales, U.S.A., Inc. We provide the Toyota Professional Automotive Technician Program at our Lisle, Illinois and Sacramento, California campuses.
Dealer/Industry Training
Technicians in all of the industries we serve are in regular need of training or certification on new technologies. Manufacturers outsource a portion of this training to education providers such as UTI. Additionally, certain manufacturers outsource instructor staffing for their own training programs. We currently provide dealer technician training or instructor staffing services to manufacturers such as the following: American Honda Motor Company, Inc.; BMW Manufacturing Co., LLC; Ford Motor Company; General Motors Company, through Raytheon Professional Services LLC; Harley-Davidson Motor Company and Mercury Marine, a division of Brunswick Corporation.
Industry Relationships
We have a network of industry relationships that provide a wide range of strategic and financial benefits, including product/financial support, licensing, manufacturer training and industry employer incentives.

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

An example of a product/financial support relationship is:

◦
Snap-on Tools. We have a strategic agreement with Snap-on Tools, a premier tool provider to the industries we serve. Upon graduation from certain certificate, diploma or degree programs, students receive a Career Starter Tool Set Voucher, redeemable for a choice of a Snap-on tool set having an approximate retail value of $1,300. The Snap-on tool set can be useful as a student establishes their career. We purchase these tool sets from Snap-on Tools at a discount from their list price pursuant to a written agreement, which expires in October 2022. In the context of this relationship, we have granted Snap-on Tools exclusive access to our campuses to display tool related advertising, and we have agreed to use Snap-on Tools equipment to train our students. We receive credits from Snap-on Tools for student tool kits that we purchase and any additional purchases made by our students. We can then redeem those credits in multiple ways, which historically has been to purchase Snap-on Tools equipment and tools for our campuses at the full retail list price. The renewal executed in October 2017 also allows us to redeem our credits for a portion of the tool sets we purchase.

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

An example of a licensing arrangement is:

◦
NASCAR. We have a licensing arrangement with NASCAR, and we are its exclusive education provider for automotive technicians. The agreement expires on December 31, 2026 and may be terminated for cause by either party at any time prior to its expiration. This relationship provides us with access to the network of NASCAR sponsors, presenting us with the opportunity to enhance our product support relationships. In July 2002, NASCAR Tech opened in Mooresville, North Carolina where students have the opportunity to take NASCAR-specific elective courses that were developed through a collaboration of NASCAR crew chiefs and motorsports industry leaders. Students also have the opportunity to learn first-hand with NASCAR engines and equipment and to acquire specific skills required for entry-level positions in automotive and racing-related career opportunities.

See Note 13 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion of licensing agreements.

•
Manufacturer Training. Manufacturer training relationships provide benefits to us that impact each of our education programs. These relationships support entry-level training tailored to the needs of a specific manufacturer, as well as continuing education and training of experienced technicians. In both the entry-level and continuing education programs, students receive training on a given manufacturer’s products. In return, the manufacturer supplies vehicles, equipment, specialty tools and parts at reduced prices or at no charge and assistance in developing curricula. Students who receive the entry-level training may earn manufacturer certification to work on that manufacturer’s products when they complete the program. The manufacturer certification typically leads to improved employment opportunities due to the additional specific advanced training. The continuing education programs for experienced technicians are paid for by the manufacturer and often take place in our facilities, allowing the manufacturer to avoid the costs associated with establishing its own dedicated facility. Manufacturer training relationships lower the capital investment necessary to equip our classrooms and provide us with a significant marketing advantage. In addition, through these relationships, manufacturers are able to increase the pool of skilled technicians available to service and repair their products.

•
Industry Employer Incentives. OEM and non-OEM large national employers of our graduates compete for newly trained technicians to fill their technician shortage. In response to this, industry employers have worked with us to create more comprehensive recruitment and retention strategies, which benefit our students and graduates. The strategies continue to evolve, but common techniques include tuition reimbursement programs (TRIP) for qualifying students and graduates, where employers pay back some or all of a graduate's student loan, as well as tool incentives, relocation packages, mentorship programs and part-time employment opportunities while attending school. Tuition reimbursement amounts range from $1,000 to full student tuition reimbursement. This industry support lowers the cost for students to attend our programs and begin their careers as technicians while also allowing industry employers to increase the pool of skilled technicians to fill their open positions.

Examples of industry employer incentives include:

◦	Penske Automotive Group. Penske Automotive Group offers tuition reimbursement, tool reimbursement and tenure bonuses.

◦	Hendrick Automotive Group. Hendrick offers tuition reimbursement and tool reimbursement.

◦	Sunstate Equipment Co. Sunstate offers tuition reimbursement, tool reimbursement and relocation assistance.

◦	Crown Lift Trucks. Crown Lift Trucks offers tuition reimbursement.

◦	Ryder Systems, Inc. Ryder Systems, Inc. offers tuition reimbursement, a quarterly incentive program and a new hire mentorship program.

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

Recruitment. Our recruiting policy is intended to maximize the efficiency of our admissions representatives by focusing on the students most likely to succeed in our programs and in their chosen field. Our admissions representatives are provided with training and tools to assist any prospective student in learning more about our programs.

•	High School Students. Our field-based representatives recruit prospective students primarily from high schools across the country with assigned territories covering the United States and U.S. territories. Our field-based admissions representatives generate the majority of their inquiries by conducting career education pathways and readiness workshops at high schools. Typically, the field-based admissions representatives enroll high school students during an application interview conducted at the homes of prospective students or on one of the UTI campus locations.

Our reputation in local, regional and national business communities, endorsements from high school instructors and guidance counselors and the recommendations of satisfied graduates and employers are some of our most effective recruiting tools. We strive to build relationships with the people who influence the career decisions of prospective students, such as vocational instructors and high school guidance counselors. We conduct seminars for high school career counselors and instructors at our training facilities and campus locations to further educate these individuals on the merits of our technical training programs. We participate in national skills competitions as judges and offer STEM (Science, Technology, Engineering and Math) curriculum integration assistance to secondary education instructors. Our representatives focus on expanding high school relationships and increasing our access to high schools beyond the traditional vocational programs and into academic classes. Our programs align with STEM principles, and we actively work to increase this awareness with high school educators and prospective students. We offer a free summer program called Ignite! at certain campuses for high school students entering their junior or senior year. “Ignite!” allows the student to take a specific course, or courses, before enrolling in a UTI program. When the student enrolls and starts in a full-time program at one campus, he or she receives credit for the courses completed.

Industry partnerships are a key and defining UTI strength. Through national and local partnerships, admissions representatives leverage industry relationships to expose and educate prospects and influencers to the many lucrative career paths that exist within the transportation industry. UTI admissions representatives develop and nurture collaborative relationships with local transportation businesses, automotive dealerships and state-of-the-art service facilities. Events such as “Future Tech Nights” and “Industry Days” are hosted by a local business and attended by high school principals, teachers, counselors, parents and prospective students. These events are an important part of the recruitment model, and a key piece to the success of the awareness component is the message delivered by a third party at the dealership or service facility. Collaborating with name brand industry partners exemplifies one of core employment value proposition and differentiates our brand from community colleges and other competitors.

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

•
Military Personnel. Our military representatives are strategically located throughout the country and focus on building relationships with military installations. Additionally, we have a centralized team of military representatives who are dedicated to serving and assisting veterans throughout the United States. We develop relationships with military personnel and provide information about our training programs by delivering career presentations to transitioning service members who are approaching their date of separation or have recently separated from the military as a means of further educating these individuals on the merits of our technical training programs. In addition to our campus programs, we currently offer the BMW MSTEP at Marine Corps Base Camp Pendleton in California and Penske Premier Truck Diesel Program at Fort Bliss in El Paso, Texas. This continues to be part of our ongoing initiative to serve the needs of transitioning veterans and military personnel.

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

Enrollment
We enroll students throughout the year, and courses start every three to six weeks. For the year ended September 30, 2019, our average full-time enrollment was 10,674, representing an increase of approximately 2.5% as compared to 10,418 for the year ended September 30, 2018. At September 30, 2019, our ending full-time enrollment was 12,363, an increase of 3.6% from our ending full-time enrollment of 11,931 at September 30, 2018.

Currently, our student body is geographically diverse. While the locations of our campuses attract local students that live within 50 miles of our campus locations, we estimate that 50% of our students elect to relocate to attend our programs. Due to the seasonality of our business and normal fluctuations in student populations, we would expect volatility in our quarterly results. See "Seasonality" within Part II, Item 7 of this Report on Form 10-K for further discussion of seasonal fluctuations in our revenues and operating results.

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

Our employment rate for 2018 and 2017 graduates who were employed within one year of graduation was 86% and 84%, respectively. The employment calculation is based on all graduates, including those that completed MSAT programs, from October 1, 2017 to September 30, 2018 and October 1, 2016 to September 30, 2017, respectively, excluding graduates not available for employment because of continuing education, military service, medical reasons, incarceration, death or international student status. We count a graduate as employed based on a verified understanding of the graduate’s job duties to assess and confirm that the graduate’s primary job responsibilities are in his or her field of study. We verify employment by sending written verification requests to the graduate and/or the employer. The verifications must include employer name, job duties, job title, hire date and employer contact. Once we receive written verification from either source, the graduate is classified as employed in field as long as all verification requirements are met. In instances where we are unable to obtain written verification, we also classify graduates as employed in field if we are able to obtain verbal verification, collecting the same information as noted above, from both the graduate and the employer. We periodically review a sample of employment verifications to ensure accuracy.

For 2018, we had 8,117 total graduates, of which 7,709 were available for employment. Of those graduates available for employment, 6,664 were employed within one year of their graduation date, for a total of 86%. For 2017, we had 8,539 total graduates, of which 8,086 were available for employment. Of those graduates available for employment, 6,818 were employed within one year of their graduation date, for a total of 84%.
Faculty and Employees
Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in the course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. A majority of our existing instructors have a minimum of five years' experience in the industry and an average of eight years of experience teaching at UTI, ranging from less than 1 year to 32 years. Our average student-to-teacher ratio is approximately 20-to-1.
Each school’s support team typically includes a campus president, an education director, a financial aid director, a student services director, an employment services director and a controller. As of September 30, 2019, we had approximately 1,670 full-time employees, including approximately 470 student support employees and approximately 600 full-time instructors.
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

According to provisional data available through the National Center for Education Statistics (NCES), for the 2017-2018 dataset, we had 7,866 graduates; Lincoln Technical Institute had 2,931 graduates and University of Northwestern Ohio had 1,129 graduates in transportation technician training programs similar to ours. This data also shows that no individual community college had a number of graduates commensurate with ours in similar programs. Further, we partner with over 30 OEMs to provide MSAT programs. We believe that we have the largest number of OEM branded training programs. These OEMs provide vehicles, equipment, specialty tools and curricula that lead to increased training and employment opportunities for our students, including the potential for brand specific certifications. For additional information regarding the benefits of the relationships with OEMs, see “Business - Business Model” and “Business - Business Strategy” included elsewhere in this report on Form 10-K. We believe that our industry relationships, brand recognition and national presence provide significant benefits to our students, our graduates and their employers while differentiating us from other technical training schools.

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

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website at www.uti.edu under the “Investor Relations - Financial Information - SEC Filings” captions, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not a part of this Report on Form 10-K and is not incorporated herein by reference.
In Part III of this Report on Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, specifically our proxy statement for the 2020 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We anticipate that on or about January 14, 2020, our proxy statement for the 2020 Annual Meeting of Stockholders will be filed with the SEC and available on our website at www.uti.edu under the “Investor Relations - Financial Information - SEC Filings” captions.
Information relating to our corporate governance, including our Code of Conduct for all of our employees and our Supplemental Code of Ethics for our Chief Executive Officer and senior financial officers, and information concerning Board Committees, including Committee charters, is available on our website at www.uti.edu under the “Investor Relations - Corporate Governance” captions. We will provide copies of any of the foregoing information without charge upon written request to Universal Technical Institute, Inc., 16220 North Scottsdale Road, Suite 500, Scottsdale, Arizona 85254, Attention: Investor Relations.

The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information statements regarding issuers that file electronically with the SEC.

Regulatory Environment

Our institutions participate in a variety of government-sponsored financial aid programs that assist students in paying their cost of education. The largest source of such support is the federal programs of student financial assistance under Title IV of the HEA. This support, commonly referred to as Title IV Programs, is administered by ED. In 2019, we derived approximately 71% of our revenues, on a cash basis as defined by ED, from Title IV Programs, as calculated under the 90/10 rule.
To participate in Title IV Programs, an institution must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (REAP) and VA Vocational Rehabilitation, an institution must comply with certain requirements applicable to the programs. Additionally, certain states and their attorneys general have additional requirements to operate our institutions or for our students to receive state funding. Furthermore, we are subject to oversight by other federal agencies including the Consumer Financial Protection Bureau (CFPB), the SEC, the Federal Trade Commission, the Internal Revenue Service and the Departments of Veterans Affairs, Defense, Treasury, Labor and Justice. For these reasons, our institutions are subject to extensive regulatory requirements imposed by all of these entities.

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

The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award certificates, diplomas or degrees. Some states prescribe standards of financial responsibility that are not consistent with those required by ED and some mandate that institutions post surety bonds. Currently, we have posted surety bonds on behalf of our institutions and admissions representatives with multiple states of approximately $21.1 million. We believe that each of our institutions is in substantial compliance with state education agency requirements.

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

Moreover, some states have statutes and regulations that impose additional requirements on our schools For example, California and Massachusetts, have requirements for institutions to disclose institutional data to current and prospective students that vary substantially from the data disclosed under accreditation standards and federal rules. California also has rules for calculating job placement rates for graduates that are based on a more complex formula, and the standard for what is considered graduate employment is more exacting and difficult to substantiate.  As we previously reported, a series of bills were proposed in the California legislature in 2019 that would impose substantial new requirements on our schools in California.  At the conclusion of the legislative session, only three of the seven original bills became law and these three do not negatively impact our operations. We expect that in 2020, California, and other states, will propose new laws that may impose heightened oversight and additional requirements on our schools, however, we cannot predict the timing, content or impact of any final laws that may emerge.

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

Campus	Accreditation Expiration	Renewal Status	On-Site Evaluation

Mooresville, North Carolina; NASCAR Technical Institute (NASCAR Tech)*	December 2024	Renewed	July 2018
Avondale, Arizona	February 2024	Renewed	February 2019
Orlando, Florida	February 2024	Renewed	August 2018
Houston, Texas*	February 2025	Renewed	September 2018
Lisle, Illinois*	February 2025	Renewed	December 2018
Rancho Cucamonga, California	February 2024	Renewed	March 2019
Phoenix, Arizona; Motorcycle Mechanics Institute (MMI)	May 2024	Renewed	April 2019
Bloomfield, New Jersey	May 2020	In Process	December 2019
Long Beach, California	September 2022	Renewed	March 2017
Exton, Pennsylvania*	October 2022	Renewed	June 2016
Dallas/Ft. Worth, Texas*	March 2023	Renewed	December 2016
Norwood, Massachusetts*	July 2023	Renewed	April 2017
Sacramento, California*	December 2023	Renewed	March 2017
* Schools that achieved School of Excellence status during their most recent renewal of accreditation.

The procedures of our accrediting agency for the renewal of accreditation of a campus require a team of professionals to conduct an on-site visit at the campus and issue a Team Summary Report, which includes an assessment of the school’s compliance with accrediting standards.

In August 2019, our Lisle, Illinois; Mooresville, North Carolina and Houston, Texas campuses received the “School of Excellence” designation by ACCSC. All three campuses have received this recognition for two consecutive renewal cycles. The School of Excellence Award recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high levels of achievement among their students. In order to be eligible for the School of Excellence Award, an ACCSC-accredited institution must meet the conditions of renewing accreditation without any finding of non-compliance, satisfy all requirements necessary to be in good standing with ACCSC and demonstrate that the majority of the schools’ student graduation and graduate employment rates for all programs offered meet or exceed the average rates of graduation and employment among all ACCSC-accredited institutions.  Institutions are only eligible for the School of Excellence designation in the year in which they complete a renewal of accreditation. Our Sacramento, California; Norwood, Massachusetts; Exton, Pennsylvania and Dallas/Ft. Worth, Texas campuses have previously received the School of Excellence designation in the year in which they were eligible.

Our 2019 annual report has been completed and submitted to ACCSC. Seven of our approximately 110 approved programs did not meet either the employment rate or graduation rate requirements. The majority of the programs that were below benchmark did not meet the requirements as a result of a small number of students being in the program. Consistent with our goal of providing our students with an excellent return on their investment, we are eliminating longer programs that have minimal enrollment and higher cost to students. We continue to utilize enhanced internal reporting to provide earlier visibility to cohort outcomes, which has allowed us to respond more effectively to early indications of risk, although we cannot guarantee that other programs might experience below benchmark outcomes in the future.

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
Federal Title IV Programs
DL. Under the DL program, ED makes loans to students or their parents. Borrowers repay these loans to ED according to the terms and conditions of the program. Students with financial need continue to qualify for interest subsidies on subsidized loans while in school up through 150% of the published length of the student's program. Students with subsidized loans also qualify for interest subsidies while in the 6-month grace period and during periods of deferment. Non-need-based unsubsidized loans are also available to eligible students or their parents. Students and parents with unsubsidized loans do not qualify for interest subsidies. In 2019, we derived approximately 54% of our revenues, on a cash basis, from the DL program.
Pell. Under the Pell program, ED makes grants to students who demonstrate financial need based on the federal Free Application for Federal Student Aid. In 2019, we derived approximately 19% of our revenues, on a cash basis, from the Pell program.
FSEOG. FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under this program. In 2019, we derived less than 1% of our revenues, on a cash basis, from the FSEOG program.
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
Since June 2012, institutions participating in the Cal Grant program funded by the state of California are required to achieve a three-year cohort default rate of less than 15.5% and a graduation rate above 30% to remain eligible for the Cal Grant program. Our Long Beach, Rancho Cucamonga and Sacramento, California campuses are currently eligible to participate in the Cal Grant program.

Veterans' Benefits. Since October 1, 2011, the Post-9/11 GI Bill has been effective for both degree and non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits. Additionally, veterans use benefits such as the Montgomery GI Bill, the REAP and VA Vocational Rehabilitation at our campuses. We derived approximately 15% of our revenues, on a cash basis, from veterans' benefits programs in 2019. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. These criteria require, among other things, that the institution:

•	report on the enrollment status of eligible students;

•	maintain student records and make such records available for inspection;

•	follow rules applicable to the individual benefits programs; and

•	comply with applicable limits on the percentage of students receiving certain veterans' benefits on a program and campus basis.

If we fail to comply with these requirements, we could lose our eligibility to participate in veterans' benefits programs.

The VA shares responsibility for VA benefit approval and oversight with designated State Approving Agencies (SAAs).  SAAs play a critical role in evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements.  Processes and approval criteria, as well as interpretation of applicable requirements, can vary from state to state. Therefore, approval in one state does not necessarily result in approval in all states.  If we are unable to secure approvals in one or more states, or if the process for obtaining an approval takes significant time, we could be required to alter the delivery methodology or structure of the program or experience delays in or the loss of a portion of VA funding. Students receiving VA funding may not have the same flexibility in scheduling their coursework.

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
Significant factors relating to Title IV Programs that could adversely affect us include the following:
Congressional Action. Political and budgetary concerns significantly affect Title IV Programs. Congress has historically reauthorized the HEA approximately every five to six years. The HEA was reauthorized, amended and signed into law most recently on August 14, 2008. Although there have been introductions of bills related to reauthorization during 2019 and in recent years and Congress has engaged in efforts to reauthorize the HEA during this time, Congress has failed to pass legislation that would reauthorize the HEA. Congress may make changes in the laws at any time either during HEA reauthorization, as part of the separate technical amendments to the HEA, or during Congress’ annual budget and appropriations cycle. Congress reviews and determines federal appropriations for Title IV Programs at least annually.

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
On January 7, 2019, ED released a set of draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees. The draft proposed regulations also cover additional topics, including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula for measuring the lengths of certain educational programs, the return of unearned Title IV funds received for students who withdraw before completing their educational programs, and the measurement of student academic progress. ED released additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittees in early 2019. The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations. On June 12, 2019, ED published proposed regulations on a portion of these issues (primarily those related to accreditation) in a notice of proposed rulemaking in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing the final versions of the regulations. ED stated that it intends to publish proposed regulations on the remaining issues in a separate notice of proposed rulemaking, but did not indicate when it would publish these proposed changes. On November, 1, 2019, ED published the final regulations. The general effective date of the final regulations is July 1, 2020. We are in the process of reviewing the potential impact of the final regulations on us.

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
Gainful Employment. As described in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018, ED’s gainful employment regulations include debt to earning (DE) metrics and disclosure requirements for program certifications, reporting and disclosure of program information and warnings. On July 1, 2019, ED issued final regulations that rescind the gainful employment regulations. The final regulations have an effective date of July 1, 2020. However, ED stated in a June 28, 2019 electronic announcement that institutions may elect to immediately implement the new regulations. Institutions that early implement the regulations will not be required to: report gainful employment data for the 2018-2019 award year; comply with requirements for including a gainful employment disclosure template in their promotional materials or for directly distributing the disclosure template to prospective students; post gainful employment disclosures on their web pages or comply with certification requirements for gainful employment. ED stated in the electronic announcement that institutions that do not early implement the new regulations are expected to comply with the existing gainful employment regulations by July 1, 2020. We have early implemented the new regulations.
Defense to Repayment Regulations. The current regulations on defense to repayment were published on November 1, 2016, with an effective date of July 1, 2017. On October 24, 2017, ED published an interim regulation that delayed until July 1, 2018, the effective date of the majority of the regulations. On February 14, 2018, a final rule was published in the Federal Register delaying until July 1, 2019 the effective date of the regulations. On September 12, 2018, a U.S. District Court judge issued an opinion concluding, among other things, that the delay in the effective date was unlawful. On October 16, 2018, the judge issued an order declining to extend a stay preventing the regulations from taking effect. Consequently, the November 1, 2016 regulations are now in effect.

The Department held negotiated rulemaking sessions beginning in November 2017 and ending in February 2018, with the objective of modifying the defense to repayment regulations. However, no consensus was reached on the proposed regulations. ED subsequently published a notice of proposed rulemaking on July 31, 2018 that included the proposed regulations for public comment. On September 23, 2019, ED published the final regulations. The final regulations have a general effective date of July 1, 2020. The Department has not authorized institutions to early implement the new regulations prior to July 1, 2020 with the exception of certain financial responsibility regulations related to operational leases and long-term debt. Consequently, we generally will remain subject to the current regulations until the new regulations take effect on July 1, 2020.

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

The regulations also expand the types of defenses available for borrowers, either individually or as a group, to assert through a new ED-administered process for loans first disbursed on or after July 1, 2017 and prior to the July 1, 2020 effective date of the new regulations published on September 23, 2019 based on certain acts or omissions that relate to the making of a Direct Loan for enrollment at the school or the provision of educational services for which the loan was provided and which fall into one of the following categories:

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

The regulations that were published on September 23, 2019 take effect on July 1, 2020. Among other things, the new regulations modify the procedures and standards for borrowers to assert through an ED-administered process a defense to the borrowers’ obligation to repay certain Title IV loans first disbursed on or after July 1, 2020, based on certain acts or omissions by the institution or a covered party. The procedures establish a process for students to obtain a loan discharge by establishing by a preponderance of the evidence that the institution made a misrepresentation of material fact, upon which the borrower reasonably relied in deciding to obtain a covered loan, where such misrepresentation directly and clearly relates to enrollment or continuing enrollment at the institution or to the provision of educational services for which the loan was made, and where the borrower was financially harmed by the misrepresentation. The regulations establish revised definitions for misrepresentation and financial harm, identify a nonexclusive list of items that may be evidence that a misrepresentation occurred, identify a list of items that do not constitute a basis for a defense to repayment. The regulations also set forth rules on a limitations period for submitting claims and circumstances for extending this period, on the requirements for submitting an application for a discharge, on the consideration of the application by ED, on the opportunities for the institution to respond and submit evidence, and on the process for discharging the borrower’s loan and for ED to seek recovery of the discharged amounts from the institution.

Financial Protection Requirements

The current regulations, which are scheduled to remain in effect until July 1, 2020, revise the financial responsibility regulations to expand the list of actions or events that would require an institution to provide ED with a letter of credit or another form of acceptable financial protection and potentially be subject to other conditions and requirements. The specified list of events is extensive and includes events that ED contends might result in actual or potential debts, liabilities or losses and other events that ED contends might result in the institution being unable to meet all of its financial obligations and otherwise provide the administrative resources necessary to comply with the Title IV programs. The current regulations require institutions to notify ED and current and prospective students within specified timeframes of the occurrence of one or more of these events.

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

The current regulations also identify the following events that ED contends might result in the institution being unable to meet all of its financial obligations and otherwise provide the administrative resources necessary to comply with the Title IV programs, and that could result in ED deeming the institution to fail ED’s financial responsibility standards, thus requiring a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements: failure to comply with the 90/10 Rule for the most recently completed fiscal year; SEC warning that it may suspend trading on the institution’s stock; failure to file certain reports with the SEC; the exchange on which the institution’s stock is traded notifying the institution that it is not in compliance with exchange requirements or that its stock is delisted; cohort default rates of at least 30 percent for its two most recent rates; certain significant fluctuations in Title IV funding; certain citations for failure to comply with state agency requirements; failure to comply with yet to be developed ED financial stress tests; high annual dropout rates; placement of the institution on probation or issuance of a show-cause or similar action by its accrediting agency; certain violations of loan agreements; expected or pending claims for borrower relief discharges and certain other events that ED might identify as reasonably likely to have a material adverse effect on the financial condition, business or results of operations of the institutions.

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

On March 15, 2019, ED issued an electronic announcement with guidance regarding the implementation of some of the provisions of the current regulations. With respect to the financial reporting requirements, ED acknowledged in the electronic announcement that some institutions may have been uncertain about how to comply with these requirements in light of prior delays in implementation of the regulations and court orders regarding the effective date of the regulations. In general, ED gave institutions within 60 days of the electronic announcement to send notifications of actions, events, and conditions that occurred between the July 1, 2017 effective date of the regulations and the date of the electronic announcement. However, there were exceptions. For example, institutions were not required to submit a notification for certain debts, liabilities and losses that occurred between July 1, 2017 and the last day of the fiscal year-end for the most recent annual audit submission submitted to ED. The electronic announcement indicates that institutions have an ongoing responsibility to notify ED of subsequent actions, events, or conditions.

The regulations published on September 23, 2019 with an effective date of July 1, 2020 shorten and reduce the scope of the list of events that could result in ED determining the institution to fail ED’s financial responsibility standards and requiring a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements. Specifically, the regulations establish revised lists of mandatory triggering events and discretionary triggering events. An institution is not able to meet its financial or administrative obligations if one of the following mandatory triggering events occurs:

•
The institution incurs a liability from a settlement, final judgment or final determination arising from an administrative or judicial action or proceeding initiated by a Federal or State entity and, as a result of that liability, the institution’s recalculated composite score is less than 1.0 as determined by ED under procedures described in the regulations;

•
For a proprietary institution whose composite score is less than 1.5, there is a withdrawal of owner’s equity from the institution by any means (as defined by the regulations) and, as a result of that withdrawal, the institution’s recalculated composite score is less than 1.0 as determined by ED under procedures described in the regulations;

•	The SEC issues an order suspending or revoking the registration of the institution’s securities or suspends trading of the institution’s securities on any national securities exchange;

•
The national securities exchange on which the institution’s securities are traded notifies the institution that it is not in compliance with the exchange’s listing requirements and, as a result, the institution’s securities are delisted;

•	The SEC is not in timely receipt of a required report and did not issue an extension to file the report; or

•	If two or more discretionary triggering events (as described below) take place within a certain time period unless a triggering event is resolved before any subsequent event(s) occurs.

The regulation also establishes discretionary triggering events for which ED may determine that an institution is not able to meet its financial or administrative obligations if the events are likely to have a material adverse effect on the financial condition of the institution:

•
The accrediting agency for the institution issued an order, such as a show cause order or similar action, that, if not satisfied, could result in the withdrawal, revocation or suspension of institutional accreditation;

•
The institution violated a provision or requirement in a security or loan agreement and a default, delinquency or other event occurs that triggers or enables the creditor to require or impose on the institution an increase in collateral, a change in contractual obligations, an increase in interest rates or payments, or other sanctions, penalties, or fees;

•
The institution’s State licensing agency notifies the institution of an intent to withdraw or terminate the institution’s state licensure if the institution does not take the steps necessary to come into compliance with a State licensing agency requirement;

•	The institution did not receive at least 10 percent of its revenue from non-Title IV sources for its most recently completed fiscal year as calculated by ED;

•	The institution has high annual drop out rates as calculated by ED; or

•
The institution’s two most recent official cohort default rates are 30 percent or greater, as determined under the regulations and unless the institution has a pending or successful appeal that sufficiently reduces at least one of the rates.

The regulations require the institution to notify ED of the occurrence of a mandatory or discretionary event in accordance with procedures established by ED, typically within 10 days of the occurrence of the event with certain exceptions. ED may make a determination that an institution fails to meet the financial responsibility standards based on the occurrence of one or more mandatory or discretionary triggers and impose a letter of credit and/or other conditions upon the institution. See “Financial Responsibility Standards” below. ED regulations give the institution an opportunity to provide information in response to such a determination and describe the type of information an institution may provide to ED to consider before determining whether to issue a final determination that the institution is not financially responsible. ED also may take an administrative action against an institution, or determine that the institution is not financially responsible, if it fails to provide timely notice to ED or fails to respond timely to requests from ED for information.

Student Loan Repayment Rates

The current regulations require proprietary institutions with student loan repayment rates, as defined in the regulations, below prescribed thresholds to provide an ED-prepared warning to prospective and enrolled students, as well as placement of the warning on its website and in all promotional materials and advertisements. ED’s March 15, 2019, electronic announcement indicated that institutions would be notified at a later date about when and how they must provide repayment rate warnings to students in the future and of any changes to the content of the warning. ED also stated that institutions do not need to provide disclosures to enrolled and prospective students regarding the occurrence of financial actions, events or conditions until further notice from ED. We cannot predict if and when ED will provide further guidance on when institutions must implement this regulation. However, the final regulations published by ED on September 23, 2019 will eliminate the current regulations on this topic effective July 1, 2020.

Prohibition on Pre-Dispute Contractual Provisions

The current regulations prohibit the use and reliance upon certain contractual provisions regarding dispute resolution processes, such as pre-dispute arbitration agreements or class action waivers, and require certain notifications, contract provisions and disclosures by institutions regarding students’ ability to participate in certain class action lawsuits or to initiate certain lawsuits instead of through arbitration. The rules require institutions to submit to ED copies of certain records in connection with any claim filed in arbitration by or against the school concerning a borrower defense claim and any claim filed in a lawsuit by the school against the student or by any party against the school concerning a borrower defense claim. ED’s March 15, 2019 electronic announcement included guidance regarding the regulations on class action bans and pre-dispute arbitration agreements, including implementation of the prohibitions, the types of claims to which the prohibitions do not apply, and the deadlines for submitting to ED copies of certain arbitral and judicial records in connection with certain proceedings concerning borrower defense claims.

The final regulations published by ED on September 23, 2019 will take effect on July 1, 2020 and generally will permit the use of arbitration clauses and class action waivers while requiring certain disclosures to students. Under these regulations, for loans first disbursed on or after July 1, 2020, if an institution requires borrowers to enter into a pre-dispute arbitration agreement or to sign a class action waiver (as defined in the regulations) as a condition of enrollment, the institution must provide a written description of the institution’s dispute resolution process that the borrower has agreed to pursue. For pre-dispute arbitration agreements, the institution also must provide a written description of how and when the agreement applies, how the borrower enters into the arbitration process and who to contact with questions. For class action waivers, the school also must explain how and when the waiver applies, alternative processes the borrower may pursue to seek redress and who to contact with questions.

An institution of higher education that requires students receiving Title IV Federal student aid to accept or agree to a pre-dispute arbitration agreement and/or a class action waiver as a condition of enrollment must make available to enrolled students, prospective students and the public a written (electronic) plain language disclosure of those conditions of enrollment. The regulations prescribe specific requirements for the content and format of the plain language disclosure.

Closed School Loan Discharges. ED regulations state that ED may discharge a borrower’s obligation to repay certain Title IV loans if the borrower (or the student on whose behalf a parent borrowed) did not complete the program of study for which the loan was made because the campus at which the borrower (or student) was enrolled closed. The borrower may qualify for a discharge by submitting a request to ED and meeting specific requirements in the regulations. Borrowers generally may qualify for a discharge if they were enrolled at the campus at the time it closed, or if they were enrolled not more than 120 days before the campus closed, and if they did not complete their educational program through a teach-out at another school or by transferring academic credits earned at the closed school to another school. ED has the authority to extend the 120-day period for extenuating circumstances. If ED discharges the loans, ED may seek to recover from the school or other related parties the amount of loans discharged and to impose other liabilities and penalties. Consequently, if we close a campus, ED could discharge borrower obligations to repay certain Title IV loans - either on its own initiative or upon application by the borrower - in connection with loans received by all students enrolled in the campus at the time of its closure and by all students who withdrew from the campus 120 days (or a longer period established by ED) prior to the closure and seek to recover the amount of the discharged loans and other liabilities and penalties. We may be able to mitigate these losses by conducting or arranging for an orderly teach-out of students at a closed campus, but these efforts could be unsuccessful if students decline to participate in the teach-out or transfer their credits to another school or if they fail to complete their programs. ED published new regulations on September 23, 2019 that included proposed regulations on a variety of topics, including amendments to regulations related to the discharge of student loans based on the school’s closure or a false claim of high school completion under certain circumstances. The new regulations take effect on July 1, 2020, and apply to loans first disbursed on or after July 1, 2020. Among other things, the new regulations allows students to obtain a discharge if, among other requirements, they were enrolled not more than 180 days before the campus closed. ED has the authority to extend the 180-day period for extenuating circumstances. The borrower also must certify that the student has not accepted the opportunity to complete, or is not continuing in, the program of study or comparable program through either an institutional teach-out plan performed by the school or a teach-out agreement at another school, approved by the school’s accrediting agency and, if applicable, state licensing agency. ED also has the authority to discharge on its own initiative the loans of qualified borrowers without a borrower application if the borrower did not subsequently re-enroll in any Title IV eligible institution within three years from the date the school closed. The September 23, 2019 regulations limit this authority to schools that close between November 1, 2013 and July 1, 2020. On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications, and its last class group of students started on March 18, 2019. The campus is expected to close before the end of fiscal year 2020, after the July 1, 2020 effective date of the regulations. We intend to teach out all of the students currently enrolled at the campus, although certain students may elect to withdraw before graduation, and we cannot predict the number of any students who might withdraw prior to the closure of the campus and potentially qualify for a loan discharge.
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

The HEA provides that an institution will lose its Title IV Program eligibility for a period of at least two institutional fiscal years if it exceeds the 90% threshold for two consecutive institutional fiscal years. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years, could impose other restrictions or conditions on the institution's Title IV eligibility, and, under ED’s current financial responsibility regulations, could conclude that the institution lacks financial responsibility and is required to submit a letter of credit or other form of financial protection.

The HEA sets specific standards for certain elements in the calculation of an institution’s percentage under the 90/10 Rule, including, among other things, the treatment of institutional loans and revenue received from students who are enrolled in educational programs that are not eligible for Title IV Program funding.

As of September 30, 2019, our institutions’ annual Title IV percentages as calculated under the 90/10 rule ranged from approximately 69% to 72%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year.

Federal Student Loan Defaults. To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. ED calculates an institution’s cohort default rate on an annual basis. Under the current calculation, the cohort default rate is derived from student borrowers who first enter loan repayment during a federal fiscal year (FFY) ending September 30 and subsequently default on those loans within the two following years; parent borrowers are excluded from the calculation. This represents a three-year measuring period. An institution whose cohort default rate is 30% or more for three consecutive FFYs or greater than 40% for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs. None of our institutions had a three-year cohort default rate of 30% or greater for 2016, 2015 or 2014, the three most recent FFYs with published rates.

The following tables set forth the FFEL/DL cohort default rates for our institutions:

	Three-Year Cohort Default Rates for
Institution	Cohort Years Ended September 30, (1)
	2016	2015	2014

Universal Technical Institute of Arizona	14.8%	14.9%	13.9%
Universal Technical Institute of Phoenix	14.4%	15.0%	18.3%
Universal Technical Institute of Texas	15.0%	17.4%	15.8%

All proprietary postsecondary institutions (2)	15.2%	15.6%	15.5%

(1)Based on information published by ED.
(2)Includes other proprietary institutions beyond Universal Technical Institute.

An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. As of September 30, 2019, Universal Technical Institute of Phoenix and Universal Technical Institute of Texas were subject to delayed disbursements. An institution whose cohort default rate is 30% or greater, but less than or equal to 40%, for two of the three most recent federal fiscal years may be placed on provisional certification status by ED for up to three years. Under ED’s current financial responsibility regulations, an institution whose two most recent official cohort default rates are 30 percent or greater may fail ED’s financial responsibility regulations and be required to submit a letter of credit or other financial protection and be subject to other conditions and restrictions.

Perkins Loan Defaults. An institution with a Perkins program cohort default rate that is greater than 15.0% for any federal award year, which is the twelve month period from July 1 through June 30, may be placed on provisional certification. The most recent Perkins cohort default rates reported by our institutions are based on Perkins borrowers who entered repayment during the federal award year ended June 30, 2017, who then defaulted on their Perkins loans prior to July 1, 2018. The resulting 2017-2018 Perkins cohort default rate for Universal Technical Institute of Arizona was 2.9%. The Perkins cohort default rates for Universal Technical Institute of Texas and Universal Technical Institute of Phoenix for the same period were 12.5% and 22.2%, respectively. However, because there were fewer than 30 Perkins loan borrowers for these two institutions who entered repayment during the 2016-2017 year, ED required a consolidation of the three most recently reported Perkins data years to calculate an official Perkins cohort default rate. The resulting three year consolidated rates for Universal Technical Institute of Texas and Universal Technical Institute of Phoenix were 11.1% and 22.9%, respectively. Although the Perkins three year consolidated cohort default rate is greater than 15% for Universal Technical Institute of Phoenix, we have not been advised of any provisional certification status. If we are placed on provisional certification status for any reason, ED will require us to obtain prior approval for changes to our programs and locations and may more closely view any application we file for recertification, new locations, new or revised educational programs, acquisitions of other institutions, increases in degree level or other significant changes. Further, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action.

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

Financial Responsibility Standards. All institutions participating in Title IV Programs must satisfy specific ED standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change of control of the institution. Under current regulations and under regulations to take effect on July 1, 2020, ED may reevaluate the financial responsibility of an institution following the occurrence of certain triggering events. See “Defense to Repayment Regulations - Financial Protection Requirements.”
The institution’s financial responsibility is measured in part by its composite score that is calculated by ED based on three ratios:

•	the equity ratio which measures the institution’s capital resources, ability to borrow and financial viability;

•	the primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and

•	the net income ratio which measures the institution’s ability to operate at a profit.
ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all of its financial obligations including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, comply with certain past performance requirements, not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements, and not be subject to financial triggering events. See “Defense to Repayment Regulations - Financial Protection Requirements.” If ED determines that an institution does not satisfy its financial responsibility standards, depending on the resulting composite score and other factors, that institution may establish its financial responsibility on an alternative basis.
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
Under the current regulations that are in effect until July 1, 2020, the list of information that an institution must provide timely to ED under the “Zone Alternative” includes, in addition to the events described under the financial protection measures and any other events that ED might require, any event that causes the institution, or a related entity, to realize any liability that was noted as a contingent liability in the institution’s or related entity’s most recent audited financial statements or any losses that are unusual in nature and infrequently occur or both as defined in accordance with certain specified accounting standards. The institution also would be required to notify ED of certain other events described in the current Defense to Repayment regulations. See “Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations.” ED could impose a letter of credit or other conditions or requirements upon us in response to the reporting of any oversight or financial events.

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
If an institution's composite score or recalculated composite score is below 1.0, the institution is considered by ED to lack financial responsibility. If ED determines that an institution does not satisfy ED's financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

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
The current regulations that are in effect until July 1, 2020, expanded the list of actions or events that require an institution to provide ED with a letter of credit or other form of acceptable financial protection. See “Defense To Repayment - Financial Protection Requirements.” The regulations also, among other things, may increase the amount of the letter of credit or other form of financial protection that an institution must provide to ED if the institution has a composite score below 1.0, no longer qualifies for the Zone Alternative, or does not comply with other applicable requirements of the financial responsibility regulations. The current regulations also would permit ED to recalculate an institution’s composite score to account for its estimate of actual or potential losses resulting from certain events identified in the new Defense to Repayment Regulations. See “Regulation of Federal Student Financial Aid Programs - Defense To Repayment Regulations.”
The regulations published on September 23, 2019 with an effective date of July 1, 2020 shorten and reduce the scope of the list of events that could result in ED determining the institution to fail ED’s financial responsibility standards and requiring a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements. See “Defense To Repayment - Financial Protection Requirements.”
ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. For our 2019 fiscal year, we calculated our composite score to be 1.8. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements.

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
If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program funds that should have been returned in the previous fiscal year. Our 2019 Title IV compliance audits did not cite any of our institutions for exceeding the 5% late payment threshold.
Substantial Misrepresentation. Under ED regulations, an institution participating in the Title IV Programs is prohibited from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with ED. A “misrepresentation” includes any false, erroneous, or misleading statement (whether made in writing, visually, orally, or through other means) that is made by an eligible institution, by one of its representatives, or by a third party that provides to the institution educational programs, marketing, advertising, recruiting, or admissions services and that is made to a student, prospective student, any member of the public, an accrediting or state agency, or to ED. ED regulations define a “substantial misrepresentation” to include any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The definition of “substantial misrepresentation” is broad and, therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by ED to constitute a substantial misrepresentation. If ED determines that one of our institutions has engaged in substantial misrepresentation, ED may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge loans under the defense to repayment regulations and impose liabilities upon the institution.
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
A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Our expansion plans are based, in part, on our ability to add new educational programs at our existing institutions. Generally, an institution that is eligible to participate in Title IV Programs, and is not provisionally certified, may add a new educational program without ED approval if the new program is licensed by the applicable state agency, accredited by an agency recognized by ED, prepare students for gainful employment in the same or related occupation as an educational program that ED has already approved, and meets certain other requirements. For programs required to lead to gainful employment in a recognized occupation, which includes all of our programs, the current regulations require an institution to provide certain certifications regarding the new program. However, ED issued new gainful employment regulations with an effective date of July 1, 2020 that eliminate this requirement, and stated in a June 28, 2019 electronic announcement that institutions may elect to implement immediately the new regulations, and institutions that early implement the regulations will not be required, among other things, to comply with certification requirements for gainful employment. ED stated in the electronic announcement that institutions that do not early implement the new regulations are expected to comply with the existing gainful employment regulations by July 1, 2020. We have taken steps to early implement the new regulations.
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
We received a fully recertified PPA for Universal Technical Institute of Texas in April 2018, which will expire March 31, 2022. In November 2018, we received a fully recertified PPA for Universal Technical Institute of Arizona and a fully recertified PPA for Universal Technical Institute of Phoenix. Both of the PPA's will expire on March 31, 2022.
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

EXECUTIVE OFFICERS OF UNIVERSAL TECHNICAL INSTITUTE, INC.
The executive officers of UTI are set forth in this table. All executive officers serve at the direction of the Board of Directors.

Name	Age	Position
Jerome A. Grant	56	Chief Executive Officer
Troy R. Anderson	52	Executive Vice President and Chief Financial Officer
Piper P. Jameson	58	Executive Vice President and Chief Marketing Officer
Eric A. Severson	55	Senior Vice President, Admissions
Sherrell E. Smith	56	Executive Vice President of Campus Operations & Services
Jerome A. Grant has served as our Chief Executive Officer since November 2019. Mr. Grant served as our Executive Vice President and Chief Operating Officer from November 2017 to October 2019. Prior to joining UTI, Mr. Grant served as Senior Vice President, Chief Services Officer with McGraw-Hill Education, Inc. from June 2015 to April 2017. Prior to joining McGraw Hill, Mr. Grant served in several senior leadership roles with Pearson Education, including SVP of Technology Strategy from 2014 to 2015; SVP of Digital Products from 2012 to 2014; President of Higher Education Business, Technology and the New York Institute of Finance from late 2000 through 2011; and VP of Sales from 1999 through 2000. Mr. Grant received a Bachelor of Business Administration degree in labor relations and marketing from the University of Wisconsin-Milwaukee.
Troy R. Anderson has served as our Chief Financial Officer since September 2019.  Prior to joining UTI, Mr. Anderson served as Vice President and Corporate Controller of Conduent, Inc. from November 2016 to September 2019. From April 2007 to November 2016, Mr. Anderson served in several roles with Xerox, Inc. and Affiliated Computer Services, Inc. prior to its acquisition by Xerox, including Senior Vice President and Chief Financial Officer, Public Sector Industry Group, Director - Investor Relations, Senior Vice President and Group CFO, Acting Chief Administrative Officer, and Vice President of Finance. Mr. Anderson served in several roles at Sprint Nextel Corporation and Nextel Communications, Inc. prior to its merger with Sprint, including Director of Finance/Corporate FP&A from 2006 to 2007 and Director of Finance/Information Technology and Product Development from 2002 to 2006. Prior to joining Sprint Nextel, Mr. Anderson served in several roles with MCI Communications Corp. and Worldcom, Inc., including Manager/Senior Manager - Business Planning and Analysis from 1996 to 2002 and served in various accounting roles at Bell Atlantic Corporation, Coopers & Lybrand and C.W. Amos & Company from 1990 to 1996. Mr. Anderson received a Master of Business Administration in Finance from the University of Maryland and Bachelor of Science degrees in Business Administration, Finance and Accounting from Salisbury University.
Piper P. Jameson has served as our Executive Vice President and Chief Marketing Officer since February 2017. During her previous tenure with UTI from 1994 to 2005, she held several operational and executive positions including Senior Vice President, Marketing. Prior to her return to UTI, Ms. Jameson served as Chief Marketing Officer at Northern Arizona University - Extended Campuses from March 2015 to February 2017 and as the Executive Vice President and Chief Marketing Officer at Lincoln Educational Services from August 2006 to February 2015. Ms. Jameson received a Masters of Arts degree in Strategic Communication and Leadership from Seton Hall University, and dual Bachelor of Science degrees in Marketing and Business Management from the University of Phoenix.

Eric A. Severson has served as our Senior Vice President of Admissions since July 2018. Prior to joining UTI from 1989 to 2017, Mr. Severson was with Pearson, the market leader in developing tools, content, technology products and services for the education industry, most recently as Executive Vice President, Higher Education Sales. He held a number of other senior leadership roles with Pearson and, prior to that, led sales teams with educational publisher, Prentice Hall. Mr. Severson received a BA in English from St. Olaf College.

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
In 2019, we derived approximately 71% of our revenues, on a cash basis, from Title IV Programs, administered by ED. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. As a result, our institutions are subject to extensive regulation by the state agencies, ACCSC and ED. Our institutions also are subject to the requirements of other federal and state regulatory agencies. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, add new, or expand our existing educational programs and change our corporate structure and ownership. Most ED requirements are applied on an institutional basis, with an “institution” defined by ED as a main campus and its additional locations, if any. Under ED’s definition, we have three such institutions. The state agencies, ACCSC and ED periodically revise their requirements and modify their interpretations of existing requirements. ED has imposed new regulatory requirements, such as the defense to repayment regulations and the expanded financial responsibility regulations, that apply to our schools and plans to develop additional regulations that will apply to our schools. See "Risks Related to Our Industry - Compliance with the Title IV Program Integrity regulations, gainful employment regulations and ongoing negotiated rulemaking could materially and adversely affect our business" and “Risks Related to Our Industry - Failure to maintain eligibility to participate in Title IV Programs could materially and adversely affect our business - Financial Responsibility Standards.”
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

The “90/10 Rule”
Under the “90/10 Rule,” a for-profit institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from those programs for two consecutive institutional fiscal years, under a cash-basis calculation mandated by ED. The period of ineligibility covers at least the next two succeeding fiscal years, and any Title IV Program funds already received by the institution and its students during the period of ineligibility would have to be returned to ED. If an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years and could impose other restrictions or conditions on the institution's Title IV eligibility, including, under the Defense to Repayment regulations, the requirement to submit to ED a letter of credit or other form of financial protection. If we are placed on provisional certification status for any reason, ED will require us to obtain prior approval for changes to our programs and locations and may more closely review any application we file for recertification, new locations, new educational programs, revisions to existing educational programs, acquisitions of other schools, increases in degree level or other significant changes. Furthermore, for an institution that is provisionally certified, ED may revoke the institution’s certification without advance notice or advance opportunity to challenge the action. In our 2019 fiscal year, under the regulatory formula prescribed by ED, each of our institutions derived approximately 69% to 72% of its revenues from Title IV Programs.
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

Federal Student Loan Defaults
An institution may lose its eligibility to participate in some or all Title IV Programs or fail to meet ED’s standards of financial responsibility if its former students default on the repayment of their federal student loans in excess of specified levels. Based upon the most recent student loan default rates published by ED, none of our institutions have federal student loan default rates that exceed the specified levels. If any of our institutions lose eligibility to participate in Title IV Programs because of high student loan default rates, such a loss would adversely affect our students’ access to various Title IV Program funds, which could reduce our student population and would have a material adverse effect on our cash flows, results of operations and financial condition. See “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Federal Student Loan Defaults” included elsewhere in this Report on Form 10-K for additional information.

Financial Responsibility Standards
To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. The operating conditions that may be placed on a school that does not meet the standards of financial responsibility include being transferred from the advance payment method of receiving Title IV Program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds, require the institution to pay credit balances due to students and parents before drawing down funds from ED for the amount of disbursements made to the student or parent, and increased administrative costs related to those funds. See “Business - Regulatory Environment - Regulation of Federal Student Financial Aid Programs - Financial Responsibility Standards” included elsewhere in this Report on Form 10-K for additional information. ED’s current financial responsibility regulations that are in effect until July 1, 2020 expanded the list of actions or events that would require an institution to provide ED with a letter of credit or other form of acceptable financial protection. ED’s new regulations that take effect on July 1, 2020 shortens and reduces the scope of actions or events that could require an institution to provide ED with a letter of credit or other form of acceptable financial protection. See “Regulation of Federal Student Financial Aid Programs - Defense to Repayment Proposed Regulations” and “Regulation of Federal Student Financial Aid Programs - Financial Responsibility Standards” included elsewhere in this Report on Form 10-K for additional information.

ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. For our 2019 fiscal year, we calculated our composite score to be 1.8. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements.
ED has not required us currently to post a letter of credit on behalf of any of our schools. ED has required us to provide certain information on a regular basis following our issuance of preferred stock. ED concluded that the transaction did not constitute a change in ownership resulting in a change of control requiring ED approval, but did require us to provide 13-week projected cash flow statements every two weeks and to provide a roster of our current students on a monthly basis. We began providing this information to ED on a regular basis on July 15, 2016, and we continue to provide monthly per ED's direction.

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
Substantial Misrepresentations
Under ED regulations, an institution participating in the Title IV Programs is prohibited from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with ED. A “misrepresentation” includes any false, erroneous, or misleading statement (whether made in writing, visually, orally, or through other means) that is made by an eligible institution, by one of its representatives, or by a third party that provides to the institution educational programs, marketing, advertising, recruiting, or admissions services and that is made to a student, prospective student, any member of the public, an accrediting or state agency, or to ED. ED regulations define a “substantial misrepresentation” to include any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The definition of “substantial misrepresentation” is broad and, therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by ED to constitute a substantial misrepresentation. If ED determines that one of our institutions has engaged in substantial misrepresentation, ED may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge loans under the defense to repayment regulations and impose liabilities upon the institution.
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

Compliance with the Title IV Program Integrity regulations, the defense to repayment regulations and other current and future regulations arising out of ongoing negotiated rulemaking could materially and adversely affect our business.

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

As described in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018, ED’s gainful employment regulations include debt to earning (DE) metrics and disclosure requirements for program certifications, reporting and disclosure of program information and warnings. On July 1, 2019, ED issued final regulations that rescind the gainful employment regulations. The final regulations have an effective date of July 1, 2020. However, ED stated in a June 28, 2019 electronic announcement that institutions may elect to immediately implement the new regulations. Institutions that early implement the regulations will not be required to: report gainful employment data for the 2018-2019 award year; comply with requirements for including a gainful employment disclosure template in their promotional materials or for directly distributing the disclosure template to prospective students; post gainful employment disclosures on their web pages or comply with certification requirements for gainful employment. ED stated in the electronic announcement that institutions that do not early implement the new regulations are expected to comply with the existing gainful employment regulations by July 1, 2020. We have taken steps to early implement the new regulations.
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

•
Revise the financial responsibility regulations to expand the list of actions or events that would require an institution to provide ED with a letter of credit or other form of acceptable financial protection and potentially be subject to other conditions and requirements. The specified list of events is extensive and includes, among other potential triggers, certain debts or liabilities arising from settlements or final judgments in judicial or administrative proceedings and certain lawsuits pending for 120 days and initiated by a federal or state authority against the institution with respect to Direct Loans or educational services; certain other lawsuits in which the institution’s summary judgment motion was denied or not filed, certain closures of one or more of the institution’s locations, one or more gainful employment programs with gainful employment rates that could result in the program becoming ineligible in the next award year, certain withdrawals of owner’s equity from the institution including by dividend, failure to comply with the 90/10 Rule for the most recently completed fiscal year, SEC warning that it may suspend trading on the institution’s stock, failure to file certain reports with the SEC, the exchange on which the institution’s stock is traded notifying the institution that it is not in compliance with exchange requirements or that its stock is delisted, cohort default rates of at least 30 percent for its two most recent rates, certain significant fluctuations in Title IV funding, certain citations for failure to comply with state agency requirements, failure to comply with yet to be developed ED financial stress tests, high annual dropout rates, the institution being placed on probation or issued a show-cause or similar action by its accrediting agency, certain violations of loan agreements, expected or pending claims for borrower relief discharges, and certain other events that ED might identify as reasonably likely to have a material adverse effect on the financial condition, business or results of operations of the institutions. One such reportable event is the planned closure of our Norwood, Massachusetts campus before the end of fiscal year 2020, which we announced on February 18, 2019. The occurrence, and notification to ED, of such actions, events, or conditions could result in ED recalculating our composite score and/or requiring us to submit a letter of credit in an amount to be calculated by ED and agree to other conditions on our Title IV participation, which could have a material adverse effect on the company. In May 2019, we submitted our formal notification to ED regarding the closure of our Norwood, Massachusetts campus.  ED has acknowledged receipt of our notification but has not requested any further information at this time. We cannot predict the timing, content or impact of any future requests from ED, if any, related to the closure of our Norwood, Massachusetts campus.

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

On September 23, 2019, ED published the final regulations. The final regulations have a general effective date of July 1, 2020. The Department has not authorized institutions to early implement the new regulations prior to July 1, 2020 with the exception of certain financial responsibility regulations related to operational leases and long-term debt. Consequently, we generally will remain subject to the current regulations until the new regulations take effect on July 1, 2020. For a more extended summary of the proposed rules, see “Business - Regulatory Environment - Regulation of Federal Student Aid Programs - Defense to Repayment Regulations.”

On October 15, 2018, ED also published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters. On June 12, 2019, ED published proposed regulations on a portion of these issues (primarily those related to accreditation) in a notice of proposed rulemaking in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing the final versions of the regulations. ED stated that it intends to publish proposed regulations on the remaining issues in a separate notice of proposed rulemaking, but did not indicate when it would publish these proposed changes. On November 1, 2019, ED published the final regulations. The general effective date of the final regulations is July 1, 2020. We are in the process of reviewing the potential impact of the final regulations on us.

For a more extended summary of the topics under consideration, see “Business - Regulatory Environment - Regulation of Federal Student Aid Programs - Accreditation and Academic Definitions.” We cannot provide any assurances as to the timing, content or ultimate effective date of any such regulations.

We have devoted significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that are also congruent with our business, culture and mission to serve our students and industry relationships. However, the solutions related to implementation and compliance with these and future final and proposed rules, including, but not limited to, compensation, and defense to repayment, may have a material adverse effect on the manner in which we conduct our business, our student populations and the nature of our programs and could have a material adverse effect on our cash flows, results of operations and financial condition. Interpretation of the regulations is subject to change if ED provides further guidance and clarification.

The solutions may require further analysis based on the uncertainty noted above and any additional interpretive guidance that is provided. Existing or future understandings could be different from ED’s interpretations and thus lead to repayments, restrictions, fines or litigation.

The loss of funds from Veterans' Benefits programs could materially and adversely affect our business.

To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements applicable to the programs. If we fail to comply with these requirements, we could lose our eligibility to participate in veterans' benefits programs, which could reduce our student population. For additional information regarding this activity, see “Business - Regulatory Environment - Other Federal and State Programs - Veterans' Benefits” included elsewhere in this Report on Form 10-K.

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

Congress periodically revises the HEA and other laws, and enacts new laws, governing Title IV Programs and annually determines the funding level for each Title IV Program, and may make changes in the laws at any time. Congress most recently reauthorized the HEA in 2008, is actively working on another HEA reauthorization, but it is uncertain whether and when the process will be completed. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs or places restrictions on the use of funds received by an institution through these programs could reduce our student population and revenues. Such action may occur during HEA reauthorization, or such action could also occur as part of separate technical amendments to the HEA or during Congress' annual budget and appropriations cycle.

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

Changes in the composition of the executive branches of federal or state governments or of federal or state legislatures as a result of the outcome of elections or other events could result in further legislation, appropriations, regulations, and enforcement actions that could materially or adversely affect our business.

Our schools are subject to ongoing federal and state regulation and enforcement activities by federal and state executives and executive agencies and by federal and state legislatures, including, for example, ED, Congress, the White House, the governors and state legislatures in the states in which we are located or conduct business, state attorneys general, and other federal and state agencies. The composition of federal and state executive offices, executive agencies, and legislatures are subject to change based on the results of periodic elections, appointments, and other events. In some cases, candidates for elected positions in federal or state executive or legislative offices or for appointments to positions in federal or state agencies have negative opinions on for-profit education providers or may support initiatives such as, for example, eliminating or reducing student aid eligibility for for-profit education providers or providing funding to free or reduced tuition programs at public and other nonprofit postsecondary education institutions, which could adversely impact our ability to compete with such institutions. Changes in the control or composition of Congress, the White House, state executive offices or legislatures, or ED or other federal or state agencies resulting directly or indirectly from elections or other events could result in an increase in legislation, appropriations, rulemakings, and enforcement actions that are adverse to us and the for-profit education sector and could materially and adversely affect our business.

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
Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance by government agencies, regulatory agencies and third parties alleging noncompliance with applicable standards. These compliance reviews and claims could also result from our notification to an agency or third party based upon our own internal compliance review. We are also subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, alleged violations of federal and state laws, false claims made to the federal government and routine employment matters. While we are committed to strict compliance with all applicable laws, regulations and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of regulatory approvals or Title IV Program funding or other federal and state funding, injunctions or other penalties. We could also incur substantial legal costs in excess of our insurance coverage. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Additionally, given the significant public scrutiny being placed on the sector, numerous state attorneys general have initiated investigations either of the operation of the for-profit schools in their state or of particular institutions operating in that state. Changes occurring at the federal or state level, as well as our financial performance in recent years, may spur further action or additional reporting requirements by state attorneys general, congressional leadership or state licensing bodies.

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
The operations of companies in the education and training services industry, including UTI, are subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the SEC, state governmental agencies, ED and other federal agencies. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. These investigations of, or regulatory actions against, specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect student enrollment and heighten the risk of class action lawsuits against us, which could have a material adverse effect on our cash flows, results of operations and financial condition.
Changes in the state regulatory environment, state and agency budget constraints and increased regulatory requirements, may affect our ability to obtain and maintain necessary authorizations or approvals from those states to conduct or change our operations.
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
Moreover, some states have added regulations that impose additional requirements on our schools and increase the complexity of existing requirements.  For example, some states, such as California and Massachusetts, have added requirements for institutions to report institutional data to current and prospective students.  California has added requirements to its existing rules for calculating job placement rates for graduates that are more exacting and difficult to substantiate.  As we previously reported, a series of bills were proposed in the California legislature that would impose substantial new requirements on our schools in California.  In the ensuing period, there have been major proposed revisions to the bills, which decrease their potential risk to our current business; however, these bills are not final, and are still subject to additional change.  We cannot predict the timing, content or impact of any final laws that may emerge from the California legislature on these or other topics. Other states have added, or may add in the future, new or more complex requirements applicable to our institutions, but we cannot predict the timing, content or impact of any such requirements.  The enactment of one or more of these proposed laws or similar laws could create compliance challenges and impose substantial additional costs on our institutions, which could have a material adverse effect on our cash flows, results of operations and financial condition.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our student population and negatively affect our 90/10 Rule calculation and other compliance metrics.
Some states are facing budget constraints that are causing them to reduce state appropriations in a number of areas including financial aid provided to students that may attend one of our programs. These states may decide to reduce or redirect the amount of state financial aid that they provide to students, but we cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding available to our students decreases and our students are not able to secure alternative sources of funding, our student population could be reduced, which could have an adverse effect on our profitability. The decrease or loss of this funding could also negatively impact our cohort default rates. Additionally, loss of state funding would negatively impact our 90/10 Rule calculation and the cost of our compliance with the 90/10 Rule, as this funding is counted in the non-Title IV Program funds portion of the ratio, and such loss would drive up the percentage of revenue attributable to Title IV Programs.
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
If we acquire an institution that participates in Title IV Program funding and/or open an additional location, we must obtain approval from ED and applicable state education agencies and accrediting commissions in order for the institution and/or additional location to be able to operate and participate in Title IV Programs. While we would attempt to ensure we will be able to receive such approval prior to acquiring an institution and/or opening an additional location, approval may be withheld or delayed. An acquisition can result in the temporary suspension of the acquired institution’s participation in Title IV Programs and opening an additional location can result in a delay of the campus’ participation in Title IV Programs unless we submit a timely and materially complete application for approval of the acquisition or the opening of the new location. Upon an acquisition, an institution must apply for a temporary certification from ED that remains in effect on a month-to-month basis while ED reviews the application and subject to the institution timely submitting required documentation to ED. If we were unable to timely establish or re-establish the state authorization, accreditation or ED certification of the acquired institution or obtain approval for the new location, our ability to operate the acquired institution and/or open the additional location as planned or to realize the anticipated benefits from the acquisition of that institution and/or the opening of the additional location could be impaired.
Further, ED and applicable state education agencies and accrediting agencies could impose material conditions or restrictions on us and the acquired institution and/or the additional location, including, but not limited to, a material letter of credit, limitations or prohibitions on the ability to add new campuses or add or change educational programs, placement of the institution on the heightened cash monitoring or reimbursement method of payment and reporting and notification requirements. Additionally, an acquired institution may have known or unknown instances of noncompliance with federal, state or accrediting agency requirements, including, but not limited to, noncompliance with requirements included in the defense to repayment regulations that could result in liabilities, sanctions, or material conditions or restrictions that we may inherit by acquiring the institution. Although we attempt to conduct thorough due diligence of institutions that we intend to acquire, our due diligence efforts may be unsuccessful and fail to identify noncompliance or other facts that could result in liabilities, sanctions, or material conditions or restrictions. The imposition of liabilities, sanctions, or material conditions or restrictions by one or more regulators could impair our ability to operate the acquired institution and/or open the additional location as planned or to realize the anticipated benefits from the acquisition of that institution and/or the opening of the additional location.

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
Risks Related to Our Business
If we fail to improve our underutilized capacity, we may experience a deterioration of our profitability and operating margins.

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

Macroeconomic conditions and aversion to debt could adversely affect our business.

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

Conversely, an increase in the unemployment rate and weaker macroeconomic conditions could reduce the willingness of employers to sponsor educational opportunities for their employees and affect the ability of our students to find employment in the industries that we serve, any of which could have a material adverse effect on our cash flows, results of operations and financial condition.

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

We are heavily dependent on the reliability and performance of an internally developed student management and reporting system, and any difficulties in maintaining this system may result in service interruptions, decreased customer service or increased expenditures.

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
We have goodwill, which may become impaired and subject to a write-down.

Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge is recognized as an expense in the period in which impairment is identified.

Our goodwill resulted from the acquisition of our motorcycle and marine education business in 1998, and we recorded $8.2 million related to the goodwill allocated to our MMI Orlando, Florida campus that provides the related educational programs. We perform our annual goodwill impairment assessment during the fourth quarter of each fiscal year.

During the year ended September 30, 2019, we utilized a discounted cash flow model that incorporated estimated future cash flows for the next five years and an associated terminal value to determine the fair value of our MMI Orlando, Florida campus. Key management assumptions included in the cash flow model included future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. Actual experience may differ from the amounts included in our assessment, which could result in impairment of our goodwill in the future. Based upon our annual assessments, we determined that our goodwill was not impaired as of September 30, 2019 and that impairment charges were not required.

Our principal stockholder owns a significant percentage of our capital stock, is able to influence certain corporate matters and could in the future gain substantial control over our company.

As of September 30, 2019, Coliseum Capital Management, LLC and its affiliates (Coliseum) beneficially owned, in the aggregate, approximately 14.2% of our outstanding common stock and 100% of our outstanding Series A Preferred Stock, which votes on an as-converted basis subject to a voting cap, as described below. The voting power of Coliseum, including the common stock and the as-converted preferred stock with the voting cap, was approximately 18.1% as of September 30, 2019. Shares of Series A Preferred Stock are convertible to common stock at any time at the option of the holder upon regulatory approval.
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

In the event that the Required Approvals are obtained in the future, Coliseum could gain substantial control over our company. For example, if the Required Approvals had been obtained as of September 30, 2019, Coliseum’s aggregate voting power would have increased from 18.1% to 52.9%. As a consequence, Coliseum would be able to control matters requiring stockholder approval, including the election of directors. The interests of Coliseum may not always coincide with the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change of control of our company otherwise favored by our other stockholders and could depress our stock price. Coliseum has the right to request that we seek the Required Approvals at any time.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Campuses and Other Properties
The following sets forth certain information relating to our campuses and corporate headquarters:

	Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Campuses:	Arizona (Avondale)	UTI	265,700	Leased	June 2024
	Arizona (Phoenix)	MMI	116,700	Leased	December 2022
	New Jersey (Bloomfield)	UTI	108,000	Leased	December 2030
	California (Long Beach)	UTI	142,000	Leased	August 2030
	California (Rancho Cucamonga)	UTI	147,300	Leased	September 2031
	California (Sacramento)	UTI	231,600	Leased	July 2022
	Florida (Orlando)	UTI/MMI	272,800	Leased	August 2022
	Illinois (Lisle)	UTI	170,200	Leased	December 2032
	Massachusetts (Norwood)	UTI	157,000	Leased	Fall 2020*
	North Carolina (Mooresville)	NASCAR Tech	146,000	Leased	September 2022
	Pennsylvania (Exton)	UTI	129,200	Leased	October 2029
	Texas (Dallas/Ft. Worth)	UTI	95,000	Owned	N/A
	Texas (Houston)	UTI	172,200	Owned	N/A
Corporate Headquarters:	Arizona (Scottsdale)	Headquarters	45,400	Leased	June 2020
*We announced on February 19, 2019 that our campus in Norwood, Massachusetts is no longer accepting new student applications, and its last group of students started on March 18, 2019. Upon closure, we will turn over property rights to the principal lessee. The campus is expected to close before the end of fiscal year 2020.

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

The closing price of our common stock as reported by the NYSE on November 26, 2019 was $5.80 per share. As of November 26, 2019, there were 28 holders of record of our common stock.

Dividends

On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock. Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions.

Repurchase of Securities

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of September 30, 2019, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program. During the year ended September 30, 2019, we made no purchases under this stock repurchase program. Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended September 30, 2019. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
July 1-31, 2019	—	$—	—	$—
August 1-31, 2019	—	$—	—	$—
September 1-30, 2019	94,656	$5.30	—	$—
Total	94,656	$5.30	—	$—

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

This graph compares total cumulative stockholder return on our common stock during the period from September 30, 2014 through September 30, 2019 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on September 30, 2014, and any dividends were reinvested on the date on which they were paid.

Symbol	CRSP Total Returns Index for:	09/2014	09/2015	09/2016	09/2017	09/2018	09/2019
◆	Universal Technical Institute, Inc.	100.0	39.0	19.9	38.9	29.8	61.0
■	NYSE Stock Market (US Companies)	100.0	96.2	110.1	128.2	145.2	150.3
▲	Peer Group	100.0	76.4	76.3	141.7	186.4	165.0

Companies in the Self-Determined Peer Group
Adtalem Global Education, Inc.	Career Education Corporation
Grand Canyon Education, Inc.	Lincoln Educational Services Corporation
Strategic Education, Inc.	Zovio, Inc.

Notes:
A. The lines represent quarterly index levels derived from compounded daily returns that include all dividends.
B. Peer group indices use beginning of period market capitalization weighting.
C. If the quarterly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100 on September 30, 2014.
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of and for the years ended September 30, 2019, 2018, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2019	2018	2017	2016	2015
	($'s in thousands, except per share amounts)
Statement of Operations Data: (1)
Revenues (2)	$331,504	$316,965	$324,263	$347,146	$362,674
Operating expenses:
Educational services and facilities (3) (12)	178,317	182,589	181,027	194,395	194,416
Selling, general and administrative (3) (4)	160,989	169,651	145,060	171,374	177,481
Total operating expenses (3) (4) (12)	339,306	352,240	326,087	365,769	371,897
Loss from operations (2) (3) (4) (12)	(7,802)	(35,275)	(1,824)	(18,623)	(9,223)
Interest expense, net (5) (11)	(1,729)	(1,885)	(2,481)	(3,196)	(2,125)
Equity in earnings of unconsolidated affiliate (6)	399	385	484	342	527
Other income (expense), net	1,467	1,078	1,090	(49)	140
Loss before taxes (2) (3) (12)	(7,665)	(35,697)	(2,731)	(21,526)	(10,681)
Income tax expense (benefit) (7)	203	(3,015)	5,397	26,170	(1,532)
Net loss (4) (7)	$(7,868)	$(32,682)	$(8,128)	$(47,696)	$(9,149)
Preferred stock dividends (8)	5,250	5,250	5,250	1,424	—
Loss available for distribution (8)	$(13,118)	$(37,932)	$(13,378)	$(49,120)	$(9,149)
Net loss per share:
Basic	$(0.52)	$(1.51)	$(0.54)	$(2.02)	$(0.38)
Diluted	$(0.52)	$(1.51)	$(0.54)	$(2.02)	$(0.38)
Weighted average shares (in thousands):
Basic	25,438	25,115	24,712	24,313	24,391
Diluted	25,438	25,115	24,712	24,313	24,391
Cash dividends declared per common share	$—	$—	$—	$0.04	$0.32
Other Data: (1)
Depreciation and amortization (6) (9)	$15,904	$15,688	$16,886	$17,749	$19,155
Number of campuses	13	13	12	12	12
Average enrollments	10,674	10,418	10,889	12,026	13,207
Balance Sheet Data: (1)
Cash and cash equivalents (8) (10) (11)	$65,442	$58,104	$50,138	$119,045	$29,438
Current assets (7) (8) (10)	$118,104	$116,795	$146,826	$161,949	$108,057
Working capital (8)	$21,260	$24,333	$60,437	$67.389	$11,563
Total assets (4) (6) (7)	$270,526	$282,278	$274,102	$297,159	$274,302
Total shareholders' equity (8)	$114,288	$126,645	$125,776	$136,614	$113,475

(1)
In 2018, we opened a campus in Bloomfield, New Jersey, which contributed to the fluctuations in operations and financial position during 2018 and 2019. In 2015, we opened a campus in Long Beach, California, which contributed to the fluctuation in operations and financial position during 2015, 2016 and 2017.

(2)
The decline in our average full-time enrollment from 2015 to 2018 contributed to the decrease in revenues, loss from operations, and loss before taxes. The increase in our average full-time enrollment during 2019 contributed to the increase in revenues.

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

In February 2019, we announced that the Norwood, Massachusetts campus is no longer accepting new student applications, and its last group of students started on March 18, 2019, which increased operating expenses and increased loss from operations in 2019.

(4)	In 2015, we recorded a non-cash impairment charge of $12.4 million to write off goodwill for our MMI Phoenix, Arizona campus based on our annual impairment test.

(5)	In 2015, we began recording interest expense related to amortization of the financing obligations for our Long Beach, California campus and for our Lisle, Illinois campus, respectively.

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

In 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash. We paid preferred stock cash dividends of $5.3 million during the years ended September 30, 2019, 2018 and 2017, respectively, and $1.4 million during the year ended September 30, 2016.

In 2015, we used cash and cash equivalents to repurchase approximately $6.6 million and $1.4 million, respectively, of our common shares.

(9)
Excludes depreciation of training equipment obtained in exchange for services of $1.4 million, $1.4 million, $1.3 million, $1.3 million and $1.2 million for the years ended September 30, 2019, 2018, 2017, 2016 and 2015, respectively.

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

(11)
In the third quarter of 2017, we began investing in various bond funds, which decreased cash and cash equivalents and increased interest income. In the first quarter of 2018, we liquidated our investment in trading securities; as a result, there was no unrealized gain on trading securities at September 30, 2019 and 2018.

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

General Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as well as welders and CNC machining technicians as measured by total average full-time enrollment and graduates. We offer certificate, diploma or degree programs at 13 campuses across the United States. Additionally, we offer MSAT programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 54 years.

Our revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99%, 98% and 98% of our revenues for each of the years ended September 30, 2019, 2018 and 2017, respectively, consisted of gross tuition. We supplement our tuition revenues with additional revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Through our proprietary loan program, we, in substance, provide the students who participate in this program with extended payment terms for a portion of their tuition. Under ASC 606, the portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. Estimating the collection rate requires significant management judgment. The estimated amount is determined at the inception of the contract and we recognize the related revenue as the student progresses through school. Each reporting period, we update our assessment of the variable consideration associated with the proprietary loan program. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program. We also provide dealer technician training or instructor staffing services to manufacturers, and we recognize revenue as the transfer of services occurs.

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

Our tuition charges vary by type and length of our programs and the program level, such as core or advanced training. We implemented tuition rate increases of up to 3.0%, 2.5% and 3.0% for each of the years ended September 30, 2019, 2018 and 2017, respectively. We regularly evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs and various veterans' benefits programs, to pay a substantial portion of their tuition and other education-related expenses. Approximately 67% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2019. This percentage differs from our Title IV percentage as calculated under the 90/10 rule due to the prescribed treatment of certain Title IV stipends under the rule. Additionally, approximately 15% of our revenues, on a cash basis, were collected from funds distributed under various veterans' benefits programs for the year ended September 30, 2019.

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

2019 Overview

Operations

Higher student population levels as we began 2019 resulted in a 2.5% increase in our average full-time enrollment to 10,674 students for the year ended September 30, 2019. We started 11,652 students during the year ended September 30, 2019, which represents an increase of 8.8% as compared to an increase of 1.2% for the year ended September 30, 2018. The increase in starts was primarily the result of the transformation plan initiatives and continued execution on the metro campus strategy.

Our revenues for the year ended September 30, 2019 were $331.5 million, an increase of $14.5 million, or 4.6%, from the prior year. We had an operating loss of $7.8 million compared to an operating loss of $35.3 million for the same period in the prior year. The increase in revenue was due to higher student count and tuition rate increases. Additionally, there was an additional earning day, which resulted in an increase of approximately $1.3 million in revenue. The improvement in operating results were also impacted by an overall decrease across various expense categories with the primary drivers being decreased advertising and contract and professional services expense. Our results of operations were impacted by the opening of our new campus in Bloomfield, New Jersey in August 2018. For the year ended September 30, 2019, this campus had revenues of $10.9 million and direct costs of $8.7 million. We incurred a net loss of $7.9 million compared to a net loss of $32.7 million in the prior year. The net loss for the year ended September 30, 2018, included an income tax benefit of $3.0 million due primarily to the release of certain valuation allowance, as impacted by the provisions of the Tax Cuts and Jobs Act.

During 2018, we announced and began implementation of a multi-year transformation plan. This plan included opportunities for growth with select investments in marketing, admissions and student services. During 2019, we realized measurable benefits from the transformation plan and we continued to refine and execute on these opportunities. In addition to the transformation plan, we continue to focus on existing key strategies, including:

•	Expanding into new geographic markets either organically or through strategic acquisitions;

•	Offering new programs, such as expanding our welding program to our Dallas/Ft. Worth, Texas campus, and offering associate level degree programs at additional campus locations;

•	Maintaining and expanding relationships OEM partners and other employers to provide career opportunities and tuition reimbursement for our graduates;

•	Identifying and executing on a variety of affordability initiatives for our students, including employer financial support and institutional scholarships and grants; and

•	Shifting perceptions and building advocacy with key policy makers and influencers.
Several factors continue to challenge our ability to start new students, including the following:

•	Unemployment; during periods when the unemployment rate declines or remains stable as it has in recent years, prospective students have more employment options;

•
Adverse media coverage, legislative hearings, regulatory actions and investigations by attorneys general and various agencies related to allegations of wrongdoing on the part of other companies within the education and training services industry, which have cast the industry in a negative light;

•	Competition for prospective students continues to increase from within our sector and from market employers, as well as with traditional postsecondary educational institutions; and

•	The state of the general macro-economic environment and its impact on price sensitivity and the ability and willingness of students and their families to incur debt.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2019	2018	2017
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	53.8%	57.6%	55.8%
Selling, general and administrative	48.6%	53.5%	44.8%
Total operating expenses	102.4%	111.1%	100.6%
Loss from operations	(2.4)%	(11.1)%	(0.6)%
Interest expense, net	(0.5)%	(0.6)%	(0.8)%
Other income	0.6%	0.4%	0.6%
Total other income (expense), net	0.1%	(0.2)%	(0.2)%
Loss before income taxes	(2.3)%	(11.3)%	(0.8)%
Income tax expense (benefit)	0.1%	(1.0)%	1.7%
Net loss	(2.4)%	(10.3)%	(2.5)%
Preferred stock dividends	1.6%	1.7%	1.6%
Loss available for distribution	(4.0)%	(12.0)%	(4.1)%

Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Revenues. Our revenues for the year ended September 30, 2019 were $331.5 million, an increase of $14.5 million, or 4.6%, as compared to revenues of $317.0 million for the year ended September 30, 2018. The 2.5% increase in our average full-time enrollment resulted in an increase in revenues of approximately $7.5 million. Our revenues were impacted by tuition rate increases of up to 3.0%, depending on the program. Additionally, there was an additional earning day, which resulted in an increase of approximately $1.3 million in revenue. Our Bloomfield, New Jersey campus contributed revenues of $10.9 million compared to $0.6 million for the year ended September 30, 2018. We recognized $6.8 million on an accrual basis related to revenues and interest under our proprietary loan program for the year ended September 30, 2019, as compared to $5.7 million recognized for the year ended September 30, 2018. The increase in revenue was partially offset by a $1.3 million decrease in industry training revenue, $0.7 million decrease in rephase revenue and $0.7 million increase in tuition discounts.
Educational services and facilities expenses. Our educational services and facilities expenses for the year ended September 30, 2019 were $178.3 million, representing a decrease of $4.3 million, or 2.3%, as compared to $182.6 million for the year ended September 30, 2018.
Our educational services and facilities expenses included direct costs for our Bloomfield, New Jersey campus of $8.1 million for the year ended September 20, 2019 as compared to $4.2 million for the year ended September 30, 2018.

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2019	2018
	(In thousands)
Salaries expense	$78,195	$78,941
Employee benefits and tax	15,972	16,621
Bonus expense	550	286
Compensation and related costs	94,717	95,848
Contract services expense	3,501	4,275
Depreciation and amortization expense	15,811	15,152
Occupancy costs	35,783	36,561
Other educational services and facilities expenses	27,657	28,423
Student training aids	848	2,330
	$178,317	$182,589
Compensation and related costs decreased $1.1 million for the year ended September 30, 2019, as compared to the prior year:

•
Salaries expense decreased $0.7 million due to 7.3% lower headcount as compared to the prior year. The decrease was partially offset by additional headcount needed for the addition of the Bloomfield, New Jersey campus and the new Welding program offered at the Dallas/Ft. Worth, Texas campus. Additionally, severance expense increased by $1.1 million for the Norwood, Massachusetts campus teach-out and additional campus right-sizing to support strategic initiatives.

•	Employee benefits and tax decreased $0.6 million due to lower headcount and lower cost per employee.

Contract services expense decreased $0.8 million during the year ended September 30, 2019 due to the overall business initiative to monitor expenses.

Depreciation and amortization expense increased $0.6 million during the year ended September 30, 2019 due to training aids and equipment at our Bloomfield, New Jersey campus that were placed into service. Partially offsetting the increase was a higher percentage of our fixed assets becoming fully depreciated.

Occupancy costs decreased $0.8 million during the year ended September 30, 2019 due to changes in lease terms at our Houston, Texas; Norwood, Massachusetts; Exton, Pennsylvania and Rancho Cucamonga, California campuses to support the right-sizing campus initiative and generate meaningful operational efficiencies. The decrease was partially offset by an increase in occupancy costs for our Bloomfield, New Jersey campus, which was still in the build-out phase during a major portion of the prior year.

Student training aids expense decreased $1.5 million during the year ended September 30, 2019. The prior year included additional expenses for the Bloomfield, New Jersey campus build-out.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended September 30, 2019 were $161.0 million, representing a decrease of $8.7 million, or 5.1%, as compared to $169.7 million for the year ended September 30, 2018.

Our selling, general and administrative expenses included direct costs for our Bloomfield, New Jersey campus of $0.7 million for the year ended September 20, 2019 as compared to $0.6 million for the year ended September 30, 2018.

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2019	2018
	(In thousands)
Salaries expense	$57,827	$59,780
Employee benefits and tax	14,130	14,560
Bonus expense	10,718	8,155
Stock-based compensation	1,440	1,864
Compensation and related costs	84,115	84,359
Advertising expense	41,163	44,789
Contract and professional services expense	13,091	15,056
Depreciation and amortization expense	1,480	1,922
Goodwill and intangible asset impairment expense	—	1,164
Other selling, general and administrative expenses	21,140	22,361
	$160,989	$169,651
Compensation and related costs decreased $0.3 million for the year ended September 30, 2019, as compared to the prior year:

•
Salaries expense decreased $2.0 million, primarily due to the decrease in salaries expense for our admissions representatives because the transition period for our admissions compensation structure ended. The graduate-based incentive compensation is fully implemented and rewards admissions representatives for students who successfully complete our programs. The decrease was partially offset by an increase due to the addition of selective key personnel to support transformation effort and severance related to the Norwood, Massachusetts campus teach-out.

•	Bonus expense increased $2.5 million, primarily as a result of our graduate-based admissions compensation, which is based on an increase in projected graduates.
Advertising expense decreased $3.6 million for the year ended September 30, 2019, as compared to the prior year. The decrease was attributable to targeted cost-efficient marketing efforts. Local marketing efforts and continued strategies from the transformation plan were the focus for the year ended September 30, 2019. Advertising expense as a percentage of revenues for the year ended September 30, 2019 was approximately 12.4%.
Contract and professional services expense decreased $2.0 million for the year ended September 30, 2019. The decrease was attributed to no longer incurring fees for the engagement of a consulting firm related to the strategic transformation plan. The engagement was terminated on October 17, 2018. The decrease was partially offset by an increase for contract and professional services expense incurred for strategic initiatives and efforts to adopt new accounting pronouncements.
Goodwill and intangible asset impairment expense decreased $1.2 million for the year ended September 30, 2019. At June 30, 2018, we recorded a goodwill impairment charge of $0.8 million and an intangible asset impairment charge of $0.4 million to write off the full carrying value of goodwill and intangible assets for BrokenMyth Studios, LLC (BMS), which we acquired in February 2016. These expenses did not recur in 2019.

    Other income (expense). Our other income for the year ended September 30, 2019 was $0.1 million, an increase of $0.5 million as compared to other expense of $0.4 million for the year ended September 30, 2018. The improvement is attributable to increased sublease income.
Income taxes. Our income tax expense for the year ended September 30, 2019 was $0.2 million, or 2.6% of pre-tax loss, compared to income tax benefit of $3.0 million, or 8.4% of pre-tax loss, for the year ended September 30, 2018. The income tax expense for the year September 30, 2019 was related to certain state taxes, while the income tax benefit for the year September 30, 2018 was due primarily to the release of certain valuation allowance, as impacted by the provisions of the Tax Cuts and Jobs Act. We will maintain a valuation allowance on our deferred tax assets until sufficient positive evidence exists to support its reversal. The effective income tax rate in each period also differed from the federal statutory tax rate as a result of state income taxes, net of related federal income tax benefits. See Note 12 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.
As discussed in Note 12, certain deductions and losses are subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.  The limitation may also cause the deductions and losses to expire unused.

Net loss. As a result of the foregoing, we reported a net loss for the year ended September 30, 2019 of $7.9 million, as compared to $32.7 million for the year ended September 30, 2018.

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. Pursuant to this sale, we paid preferred stock cash dividends totaling $5.3 million during the years ended September 30, 2019 and September 30, 2018, respectively. See Note 14 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion of the preferred stock transaction.

Loss available for distribution. Loss available for distribution refers to net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution for the year ended September 30, 2019 of $13.1 million, as compared to $37.9 million for the year ended September 30, 2018.

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

The following table sets forth the significant components of our educational services and facilities expenses:

	Year Ended September 30,
	2018	2017
	(In thousands)
Salaries expense	$78,941	$80,575
Employee benefits and tax	16,621	17,016
Bonus expense	286	1,169
Stock-based compensation	—	166
Compensation and related costs	95,848	98,926
Depreciation and amortization expense	15,152	15,478
Occupancy costs	36,561	35,693
Other educational services and facilities expense	23,295	21,953
Student expenses	3,181	1,290
Supplies and maintenance	8,552	7,687
	$182,589	$181,027
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

The following table sets forth the significant components of our selling, general and administrative expenses:

	Year Ended September 30,
	2018	2017
	(In thousands)
Salaries expense	$59,780	$57,613
Employee benefits and tax	14,560	13,170
Bonus expense	8,155	3,061
Stock-based compensation	1,864	2,829
Compensation and related costs	84,359	76,673
Advertising expense	44,789	38,561
Bad debt expense	1,511	827
Contract services expense	10,855	4,490
Depreciation and amortization expense	1,922	2,691
Good will and intangible asset impairment expense	1,164	—
Other selling, general and administrative expenses	20,850	18,878
Professional services expense	4,201	2,940
	$169,651	$145,060
Compensation and related costs increased $7.7 million for the year ended September 30, 2018, as compared to the prior year:

•	Salaries expense increased $2.2 million, primarily due to the addition of selective key personnel to support transformation efforts along with merit increases.

•	Employee benefits and tax increased $1.4 million, primarily due to an increase in self-insurance medical claims and an increase in employee headcount.

•
Bonus expense increased $5.1 million, primarily as a result of increased expense related to our graduate-based incentive compensation program for our admissions representatives. The transition period for our admissions compensation structure continued through calendar year 2018. During the transition period, we continued to accrue for and started to pay out graduate-based bonuses prior to realizing a decrease in salaries expense for our admissions representatives.

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

    Other expense. Our other expense for the year ended September 30, 2018 was $0.4 million, a decrease of $0.5 million as compared to $0.9 million for the year ended September 30, 2017. The decrease is primarily attributable to increased sublease income.
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

Non-GAAP financial measures

Our earnings before interest, tax, depreciation and amortization (EBITDA) for the years ended September 30, 2019, 2018 and 2017 were $11.4 million, $(16.7) million and $17.9 million, respectively.

EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. Management also utilizes EBITDA as an internal performance measure. To obtain a complete understanding of our performance, these measures should be examined in connection with net income (loss) and net cash provided by (used in) operating activities, determined in accordance with GAAP. Since the items excluded from these measures are significant components in understanding and assessing financial performance under GAAP, these measures should not be considered to be an alternative to net income (loss) or net cash provided by (used in) operating activities as a measure of our operating performance or profitability. Exclusion of items in the non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net loss as follows:

	Year Ended September 30,
	2019	2018	2017

Net loss	$(7,868)	$(32,682)	$(8,128)
Interest expense, net	1,729	1,885	2,481
Income tax expense (benefit)	203	(3,015)	5,397
Depreciation and amortization (1)	17,291	17,074	18,169
EBITDA	$11,355	$(16,738)	$17,919

(1) Includes depreciation of training equipment obtained in exchange for services of $1.4 million, $1.4 million and $1.3 million for the years ended September 30, 2019, 2018 and 2017, respectively.

Student retention/completion rate

Our consolidated student retention/completion rate is based on new students that began one of our programs during a fiscal year and completed or are still attending as of September 30 of the following fiscal year. The following table sets forth our consolidated student retention/completion rate during each of the periods indicated:

	Year Ended September 30,
	2019	2018	2017

Consolidated student retention/completion	69%	68%	67%

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations and cash on hand will satisfy our working capital needs, capital expenditures, liquidity requirements and commitments associated with our existing operations as well as the expansion of programs at existing campuses through the next 12 months.

We believe that the strategic use of our cash resources includes subsidizing funding alternatives for our students. Additionally, we regularly evaluate the repurchase of our common stock, consideration of strategic acquisitions, expansion of programs at existing campuses, opening additional campus locations and other potential uses of cash.

On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock. On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering were used to fund strategic initiatives to drive growth including; the transformation plan, expansion to new markets with metro campuses and the creation of new programs in existing markets with under-utilized campus facilities. We may also use the proceeds to fund strategic acquisitions that complement our core business. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents and investments on hand or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity. We paid preferred stock cash dividends of $5.3 million during the years ended September 30, 2019 and September 30, 2018, respectively. Currently, we do not have a credit facility agreement or bank debt.

To the extent that we enter into leasing transactions that result in financing obligations or capital leases, our interest expense would increase. Our aggregate cash and cash equivalents were $65.4 million and $58.1 million as of September 30, 2019 and 2018, respectively.

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

Operating Activities

Our net cash provided by operating activities was $21.7 million and net cash used in operating activities was $13.4 million for the years ended September 30, 2019 and 2018, respectively. Our net cash provided by operating activities was $1.1 million for the year ended September 30, 2017. The cash provided by operating activities in 2019 was attributable to $18.9 million for non-cash and other items and a cash inflow of $10.7 million related to the change in our operating assets and liabilities, partially offset by a net loss of $7.9 million.

Changes in operating assets and liabilities
For the year ended September 30, 2019, the changes in our operating assets and liabilities resulted in cash inflows of $10.7 million. The inflows were primarily attributable to changes in deferred revenue, prepaid and other current assets, accounts payable and accrued expenses, notes receivable and other assets. The inflow was partially offset by a change in deferred rent and receivables.
The increase in deferred revenue resulted in a cash inflow of $4.7 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at September 30, 2019 compared to September 30, 2018. The decrease in prepaid expenses and other current assets resulted in a cash inflow of $3.2 million primarily related to the timing of the payment made for rent and general invoices compared to the prior year. The cash inflow of $2.9 million in accounts payable and accrued expenses was related to the timing of payments for invoices and payroll. The change in notes receivable resulted in a cash inflow of $1.3 million and was due to payments received on loans exceeding new loan originations. The decrease in other assets resulted in a cash inflow of $1.0 million due to the timing of payments on certain leases and distribution of cash surrender life insurance related to our non-qualified deferred compensation plan.
Partially offsetting the cash inflows was a decrease in deferred rent and receivables, which contributed to cash outflows of $1.7 million and $1.5 million, respectively. The decrease in deferred rent was due to the normal amortization of our leases across business units of $1.5 million. The elimination of the deferred rent balance related to the Norwood, Massachusetts campus exit announced on February 18, 2019 also contributed to the decrease of approximately $0.9 million. Partially offsetting the decrease was the lease extension for our Exton, Pennsylvania campus in August 2019 of approximately $0.7 million. While the lease reduced the square footage by 71,000, the extension triggered a lease modification under GAAP. The decision to exit the Norwood, Massachusetts campus before the end of fiscal year 2020 and to reduce the square footage at our Exton, Pennsylvania campus is part of our strategy to move from large destination campuses to smaller campuses to generate meaningful operational efficiencies. The cash outflow of $1.5 million in receivables was primarily attributable to the timing of cash receipts for a tenant improvement allowance from the lease extension at our Exton, Pennsylvania campus and cash receipts on behalf of our students.
For the year ended September 30, 2018, the changes in our operating assets and liabilities resulted in cash inflows of $2.2 million. The inflows were primarily attributable to changes in deferred rent, accounts payable and accrued expenses and notes receivable. The inflow was partially offset by changes in deferred revenue, receivables and prepaid expenses and other current assets.
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
For the year ended September 30, 2017, the changes in our operating assets and liabilities resulted in cash outflows of $9.7 million. The outflows were primarily attributable to changes in accounts payable and accrued expenses, deferred revenue, receivables and deferred rent. The outflow was partially offset by a change in income tax from a receivable position to a payable position.
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

Investing Activities
For the year ended September 30, 2019, cash used in investing activities was $6.2 million. We had cash outflows of $6.5 million related to the purchase of property and equipment for our Dallas/Ft. Worth, Texas campus for welding, real estate consolidation efforts and new and replacement training equipment for ongoing operations.
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

Financing Activities
For the year ended September 30, 2019, cash used in financing activities was $7.2 million. We had cash outflows related primarily to the payment of preferred stock dividends of $2.6 million on September 26, 2019 and on March 28, 2019, respectively. We also had cash outflows of $1.3 million related to the repayment of financing obligations.
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

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2019, we did not repurchase any shares. As of September 30, 2019, we have repurchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Purchase Agreement, stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

Contractual Obligations

The following table sets forth, as of September 30, 2019, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Operating leases, net of sublease income (1)	$132,457	$26,017	$44,997	$19,621	$41,822
Purchase obligations (2)	27,043	17,752	3,187	2,802	3,302
Other long-term obligations (3)	69,958	6,295	10,325	10,691	42,647
Total contractual commitments	$229,458	$50,064	$58,509	$33,114	$87,771

(1)	Minimum rental commitments. These amounts do not include property taxes, insurance or normal recurring repairs and maintenance.

(2)
Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Employment contracts, minimum payments under licensing and royalty agreements and purchase orders outstanding as of September 30, 2019 are included. In the ordinary course of business, we enter into forward purchase commitments for service agreements for general operations and advertising.

(3)
Includes lease payments for our Lisle, Illinois and Long Beach, California campuses which are accounted for as financing obligations. See Note 9 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K for further discussion.

Off-Balance Sheet Arrangements

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2019, the total face amount of these surety bonds was approximately $21.1 million.

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

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

Seasonality

Our operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Our student population varies as a result of new student enrollments, graduations and student attrition. Historically, we have had lower student populations in our third quarter than in the remainder of our year because fewer students are enrolled during the summer months. Additionally, we have had higher student populations in our fourth quarter than in the remainder of the year because more students enroll during this period. Our expenses, however, do not vary significantly with changes in student population and revenues and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. Furthermore, our revenues for the first quarter ending December 31 are impacted by the closure of our campuses for a week in December for a holiday break and during which we do not earn revenue.

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

	Revenues
	Year Ended September 30,
	2019		2018		2017
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
	($'s in thousands)
December 31	$83,050	25.1%	$81,156	25.6%	$84,179	26.0%
March 31	81,746	24.7%	80,663	25.5%	82,497	25.4%
June 30	79,042	23.8%	74,890	23.6%	76,258	23.5%
September 30	87,666	26.4%	80,256	25.3%	81,329	25.1%
	$331,504	100%	$316,965	100%	$324,263	100%

	Income (Loss) from Operations
	Year Ended September 30,
	2019		2018		2017
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
	($'s in thousands)
December 31	$(7,205)	92.4%	$(3,604)	10.2%	$1,387	(76.0)%
March 31	(5,580)	71.5%	(8,820)	25.0%	687	(37.7)%
June 30	(455)	5.8%	(11,800)	33.5%	(2,784)	152.6%
September 30	5,438	(69.7)%	(11,051)	31.3%	(1,114)	61.1%
	$(7,802)	100%	$(35,275)	100%	$(1,824)	100%

The increase in revenues for the three month period ended December 31, 2018 was due to an additional earnings day with virtually flat average students, as compared to the same period in the prior year. The increase in revenues for each of the three month periods ended March 31, 2019; June 30, 2019 and September 30, 2019, as compared to the same periods in the prior year, was primarily due to an increase in our student population in

2019. Management's continued cost control efforts contributed to the improvement in income (loss) from operations for the three month periods ended March 31, 2019; June 30, 2019 and September 30, 2019, as compared to the same periods in the prior year. The decline in loss from operations for the three month period ended December 31, 2018 was impacted by the one-time transformation consultant termination cost, as compared to the same period in the prior year.

The decline in revenues for each of the three month periods ended December 31, 2017; March 31, 2018; June 30, 2018 and September 30, 2018, as compared to the same periods in the prior year, was primarily due to a decrease in our student population in 2018 and 2017, respectively. The decrease in our student population also contributed to a decline in income (loss) from operations for the three month periods ended December 31, 2017; March 31, 2018; June 30, 2018 and September 30, 2018, as compared to the same periods in the prior year.

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

Revenue recognition. Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (ASC 606).Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99%, 98% and 98% of our revenues for each of the years ended September 30, 2019, 2018 and 2017, respectively, consisted of gross tuition. The majority of our core programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

Through our proprietary loan program, we, in substance, provide the students who participate in this program with extended payment terms for a portion of their tuition. Based on historical collection rates, we can demonstrate that a portion of these loans are collectible, which results in a change in accounting due to our adoption of ASC 606 on October 1, 2017. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate.

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

2019 Impairment Testing

We completed our 2019 annual goodwill impairment tests and determined that there was no impairment related to our MMI Orlando, Florida campus. We performed a quantitative goodwill impairment test using the fair value method described above. Our goodwill resulted primarily from the acquisition of our motorcycle and marine education business in 1998. $8.2 million of goodwill is allocated to our MMI Orlando, Florida campus that provides the related educational programs. Our analysis included consideration of macro-economic and company-specific factors as well as the synergies we are beginning to realize as we integrate this reporting unit into our business.  Actual experience may differ from the amounts included in our assessment, which could result in additional impairment of our goodwill in the future. Our total recorded goodwill was $8.2 million as of September 30, 2019.

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

As a result of our assessment, income tax expense within our statements of loss was impacted by an increase of $2.6 million and a decrease of $5.6 million in the valuation allowance during the years ended September 30, 2019 and 2018, respectively. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. We invest our cash and cash equivalents in money market funds and short-term corporate and municipal bonds. As of September 30, 2019, we held $65.4 million in cash and cash equivalents and no investments. For the year ended September 30, 2019, we earned interest income of $1.5 million. We do not believe that reasonably possible changes in interest rates will have a material effect on our financial position, results of operations or cash flows.

As of September 30, 2019, we did not have short-term or long-term borrowings.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-50 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2019 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As we continue the process to adopt ASU 2016-02, Leases (Topic 842), we expect that there will be additional changes in internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting are included on pages F-2 and F-3, respectively, of this Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Management’s Certifications

The Company has filed as exhibits to its Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.
The Company has submitted to the NYSE the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth in our proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Election of Directors”; “Corporate Governance and Related Matters”; “Code of Conduct”; “Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of Universal Technical Institute, Inc.” in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth in our proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Executive Compensation" and “Compensation Committee Report” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in our proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth in our proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth in our proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Audit Fees and Audit-Related Fees” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

10.6	Form of Indemnification Agreement by and between the Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Registrant on August 6, 2014.)
10.7*	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 6, 2010.)
10.8*	Employment Agreement, dated April 8, 2014, between the Registrant and Kimberly J. McWaters. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on April 11, 2014.)
10.11.1*	Offer Letter, dated as of August 2, 2012, between the Registrant and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on August 21, 2012.)
10.11.2*	Addendum Letter, dated as of August 7, 2012, between the Registrant and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on August 21, 2012.)
10.13*	Form of Retention/Recognition Bonus Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 13, 2011.)
10.14*	Universal Technical Institute, Inc. Severance Plan, as amended October 1, 2019, (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 24, 2019.)

10.15
Securities Purchase Agreement dated June 24, 2016, between the Registrant and Coliseum Holdings I, LLC. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 24, 2016.)

10.16*	Retirement Agreement and Release of Claims, dated as of October 31, 2019, by and between the Registrant and Kimberly J. McWaters, as amended. (Filed herewith.)
10.17*
Employment Agreement, dated November 1, 2019, by and between the Registrant and Jerome A. Grant. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on October 21, 2019.)

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
101
The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Loss; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 6, 2019

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Jerome A. Grant
Jerome A. Grant
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerome A. Grant and Troy R. Anderson, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Jerome A. Grant Jerome A. Grant	Chief Executive Officer (Principal Executive Officer)	December 6, 2019

/s/ Troy R. Anderson Troy R. Anderson	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 6, 2019

/s/ Robert T. DeVincenzi Robert T. DeVincenzi	Chairman of the Board	December 6, 2019

/s/ David A. Blaszkiewicz David A. Blaszkiewicz	Director	December 6, 2019

/s/ William J. Lennox, Jr. William J. Lennox, Jr.	Director	December 6, 2019

/s/ Kimberly J. McWaters Kimberly J. McWaters	Director	December 6, 2019

/s/ Dr. Roderick R. Paige Dr. Roderick R. Paige	Director	December 6, 2019

/s/ Roger S. Penske Roger S. Penske	Director	December 6, 2019

/s/ Christopher S. Shackelton Christopher S. Shackelton	Director	December 6, 2019

/s/ Linda J. Srere Linda J. Srere	Director	December 6, 2019

/s/ Kenneth R. Trammell Kenneth R. Trammell	Director	December 6, 2019

/s/ John C. White John C. White	Director	December 6, 2019

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2019.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Technical Institute, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Universal Technical Institute, Inc. and subsidiaries (the “Company”) as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2019, of the Company and our report dated December 6, 2019 expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
December 6, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Technical Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Technical Institute, Inc. and subsidiaries (the "Company") as of September 30, 2019 and 2018, the related consolidated statements of loss, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 6, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

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

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
December 6, 2019

We have served as the Company's auditor since 2015.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	September 30, 2018
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$65,442	$58,104
Restricted cash	15,113	14,055
Receivables, net	17,937	21,106
Notes receivable, current portion	5,227	5,183
Prepaid expenses	7,054	10,320
Other current assets	7,331	8,027
Total current assets	118,104	116,795
Property and equipment, net	104,126	114,848
Goodwill	8,222	8,222
Notes receivable, less current portion	29,852	31,194
Other assets	10,222	11,219
Total assets	$270,526	$282,278
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$45,878	$46,617
Deferred revenue	42,886	38,236
Accrued tool sets	2,586	2,397
Financing obligation, current	1,554	1,319
Other current liabilities	3,940	3,893
Total current liabilities	96,844	92,462
Deferred tax liabilities, net	329	329
Deferred rent liability	10,326	12,003
Financing obligation	39,161	40,715
Other liabilities	9,578	10,124
Total liabilities	156,238	155,633
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,498,830 shares issued and 25,633,933 shares outstanding as of September 30, 2019 and 32,168,795 shares issued and 25,303,898 shares outstanding as of September 30, 2018	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of September 30, 2019 and September 30, 2018, liquidation preference of $100 per share	—	—
Paid-in capital - common	187,493	186,732
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 6,864,897 shares as of September 30, 2019 and September 30, 2018	(97,388)	(97,388)
Retained deficit	(44,673)	(31,555)
Total shareholders’ equity	114,288	126,645
Total liabilities and shareholders’ equity	$270,526	$282,278
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS

	Year Ended September 30,
	2019	2018	2017
	(In thousands, except per share amounts)
Revenues	$331,504	$316,965	$324,263
Operating expenses:
Educational services and facilities	178,317	182,589	181,027
Selling, general and administrative	160,989	169,651	145,060
Total operating expenses	339,306	352,240	326,087
Loss from operations	(7,802)	(35,275)	(1,824)
Other income (expense):
Interest income	1,491	1,425	900
Interest expense	(3,220)	(3,310)	(3,381)
Equity in earnings of unconsolidated affiliate	399	385	484
Other income	1,467	1,078	1,090
Total other income (expense), net	137	(422)	(907)
Loss before income taxes	(7,665)	(35,697)	(2,731)
Income tax expense (benefit)	203	(3,015)	5,397
Net loss	$(7,868)	$(32,682)	$(8,128)
Preferred stock dividends	5,250	5,250	5,250
Loss available for distribution	$(13,118)	$(37,932)	$(13,378)

Loss per share:
Net loss per share - basic	$(0.52)	$(1.51)	$(0.54)
Net loss per share - diluted	$(0.52)	$(1.51)	$(0.54)
Weighted average number of shares outstanding:
Basic	25,438	25,115	24,712
Diluted	25,438	25,115	24,712

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended September 30,
	2019	2018	2017
	(In thousands)
Net loss	$(7,868)	$(32,682)	$(8,128)
Other comprehensive loss (net of tax):
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes(1)	—	—	(18)
Comprehensive loss	$(7,868)	$(32,682)	$(8,146)
(1)The tax effect during the years ended September 30, 2019, 2018, and 2017 was not material.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2016	31,489	$3	700	$—	$182,615	$68,820	6,865	$(97,388)	$(17,454)	$18	$136,614
Net loss	—	—	—	—	—	—	—	—	(8,128)	—	(8,128)
Issuance of Series A Convertible Preferred Stock	—	—	—	—	—	33	—	—	—	—	33
Issuance of common stock under employee plans	559	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(176)	—	—	—	(595)	—	—	—	—	—	(595)
Stock-based compensation	—	—	—	—	3,120	—	—	—	—	—	3,120
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,250)	—	(5,250)
Equity interest in investee's unrealized losses on hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	—	(18)	(18)
Balance as of September 30, 2017	31,872	$3	700	$—	$185,140	$68,853	6,865	$(97,388)	$(30,832)	$—	$125,776
Cumulative-effect adjustment(1)	—	—	—	—	—	—	—	—	37,209	—	37,209
Net loss	—	—	—	—	—	—	—	—	(32,682)	—	(32,682)
Issuance of common stock under employee plans	379	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(82)	—	—	—	(223)	—	—	—	—	—	(223)
Stock-based compensation	—	—	—	—	1,815	—	—	—	—	—	1,815
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,250)	—	(5,250)
Balance as of September 30, 2018	32,169	$3	700	$—	$186,732	$68,853	6,865	$(97,388)	$(31,555)	$—	$126,645
Net loss	—	—	—	—	—	—	—	—	(7,868)	—	(7,868)
Issuance of common stock under employee plans	465	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(135)	—	—	—	(629)	—	—	—	—	—	(629)
Stock-based compensation	—	—	—	—	1,390	—	—	—	—	—	1,390
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,250)	—	(5,250)
Balance as of September 30, 2019	32,499	$3	700	$—	$187,493	$68,853	6,865	$(97,388)	$(44,673)	$—	$114,288
(1)The cumulative-effect adjustment is from the adoption of ASC 606.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,868)	$(32,682)	$(8,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,222	13,006	14,204
Amortization of assets subject to financing obligation	2,682	2,682	2,682
Goodwill and intangible asset impairment expense	—	1,164	—
Bad debt expense	1,166	1,511	827
Stock-based compensation	1,390	1,815	2,945
Deferred income taxes	—	(2,812)	—
Equity in earnings of unconsolidated affiliate	(399)	(385)	(484)
Training equipment credits earned, net	302	33	(1,198)
Other (gains) losses, net	561	122	(15)
Changes in assets and liabilities:
Receivables	(1,483)	(2,695)	(2,978)
Notes receivable	1,298	3,393	—
Prepaid expenses and other current assets	3,157	(1,584)	692
Other assets	1,016	(116)	84
Accounts payable and accrued expenses	2,942	3,858	(4,759)
Deferred revenue	4,650	(5,663)	(3,153)
Income tax payable/receivable	166	(812)	2,697
Accrued tool sets and other current liabilities	300	1,014	556
Deferred rent liability	(1,677)	5,116	(2,100)
Other liabilities	321	(318)	(726)
Net cash provided by (used in) operating activities	21,746	(13,353)	1,146
Cash flows from investing activities:
Purchase of property and equipment	(6,453)	(20,606)	(8,190)
Proceeds from disposal of property and equipment	34	25	2
Purchase of held-to-maturity investments	—	—	(9,672)
Proceeds received upon maturity of investments	—	7,739	3,565
Purchase of trading securities	—	(894)	(42,696)
Proceeds from sales of trading securities	—	40,902	2,747
Capitalized costs for intangible assets	—	(325)	(575)
Return of capital contribution from unconsolidated affiliate	267	291	390
Net cash provided by (used in) investing activities	(6,152)	27,132	(54,429)
Cash flows from financing activities:
Payment of preferred stock dividend	(5,250)	(5,250)	(5,250)
Repayment of financing obligation	(1,319)	(1,107)	(913)
Payment of payroll taxes on stock-based compensation through shares withheld	(629)	(223)	(595)
Net cash used in financing activities	(7,198)	(6,580)	(6,758)
Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	8,396	7,199	(60,041)
Cash, cash equivalents and restricted cash, beginning of period	72,159	64,960	125,001
Cash, cash equivalents and restricted cash, end of period	$80,555	$72,159	$64,960

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Year Ended September 30,
	2019	2018	2017
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$37	$610	$2,700
Interest paid	$3,220	$3,310	$3,382
Training equipment obtained in exchange for services	$772	$3,240	$1,897
Depreciation of training equipment obtained in exchange for services	$1,387	$1,386	$1,283
Change in accrued capital expenditures during the period	$316	$(1,042)	$(187)
Vesting of stock based compensation liability	$—	$—	$175
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
Revenue Recognition
Postsecondary education. Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (ASC 606). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99%, 98% and 98% of our revenues for each of the years ended September 30, 2019, 2018 and 2017, respectively, consisted of gross tuition. The majority of our core programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Through our proprietary loan program, we, in substance, provide the students who participate in this program with extended payment terms for a portion of their tuition. Based on historical collection rates, we can demonstrate that a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate.

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

All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $1.1 million, $1.3 million and $1.3 million for the years ended September 30, 2019, 2018, and 2017, respectively.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Restricted Cash
Restricted cash includes funds held as collateral for certain of the surety bonds that our insurers issue on behalf of our campuses and admissions representatives with multiple states, which are required to maintain authorization to conduct our business, funds transferred in advance of loan purchases under our proprietary loan program and funds held for students from Title IV financial aid program funds that result in credit balances on a student’s account.
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
We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using probability weighting techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and charge the impairment as an operating expense in the period in which the determination is made. There were no significant impairment charges required for the years ended September 30, 2019, 2018 and 2017.
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
Our goodwill balance of $8.2 million resulted from the acquisition of our motorcycle and marine education business in 1998 and is allocated to our MMI Orlando, Florida campus that provides the related educational

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

programs. During the year ended September 30, 2019, we utilized a discounted cash flow model that incorporated estimated future cash flows for the next five years and an associated terminal value to determine the fair value of our MMI Orlando, Florida campus. Key management assumptions included in the cash flow model included future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. Based upon our annual assessments, we determined that our goodwill was not impaired as of September 30, 2019 and that impairment charges were not required.
Self-Insurance Plans
We are self-insured for claims related to employee health and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our claim liabilities are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided. Our recorded net liability related to self-insurance plans was $4.5 million as of September 30, 2019.
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
Advertising Costs
Costs related to advertising are expensed as incurred and totaled approximately $41.2 million, $44.8 million and $38.6 million for the years ended September 30, 2019, 2018, and 2017, respectively.
Stock-Based Compensation
Historically, we have issued restricted stock awards, restricted stock units and stock options. Restricted stock awards and restricted stock units are subject to vesting with service and performance conditions. We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for restricted stock awards and restricted stock units with only service conditions on a straight-line basis over the requisite service period. We granted stock options (which vested upon issuance) and no restricted stock during the year ended September 30, 2019. We did not grant stock options or restricted stock awards during the years ended September 30, 2018 and 2017, respectively. Shares issued under our equity compensation plans are new shares.
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
Stock-based compensation expense of $1.4 million, $1.9 million and $3.0 million (pre-tax) was recorded for the years ended September 30, 2019, 2018 and 2017, respectively. The tax benefit related to stock-based

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

compensation recognized was $0.4 million, $0.5 million and $1.1 million for the years ended September 30, 2019, 2018 and 2017, respectively. See Note 14 for further discussion.
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
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, investments and receivables. As of September 30, 2019, we held cash and cash equivalents of $65.4 million, restricted cash of $15.1 million and no investments.
We place our cash and cash equivalents and restricted cash with high quality financial institutions and limit the amount of credit exposure with any one financial institution. We mitigate the concentration risk of our investments by limiting the amount invested in any one issuer. We mitigate the risk associated with our investment in corporate bonds by requiring a minimum credit rating of A. Our investments in corporate bonds and money market funds have an original maturity date of 90 days or less at the time of purchase and are classified as cash equivalents.
We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the ED requirements. Approximately 67% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2019. This percentage differs from our Title IV percentage as calculated under the 90/10 rule due to the prescribed treatment of certain Title IV stipends under the rule. Additionally, approximately 15% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the year ended September 30, 2019.
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
Fair Value of Financial Instruments
The carrying value of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value as of September 30, 2019 and 2018 due to the short-term nature of these instruments.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This guidance requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. We adopted ASU 2016-18 as of October 1, 2018 using the retrospective method of adjustment. Because of our adoption of ASU 2016-18, net cash provided by (used in) operating activities increased $0.1 million and $11.1 million for the years ended September 30, 2018 and 2017, respectively. Net cash provided by (used in) investing activities decreased by $0.9 million and $2.3 million for the years ended September 30, 2018 and 2017.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

	September 30, 2019	September 30, 2018	September 30, 2017
Cash and cash equivalents	$65,442	$58,104	$50,138
Restricted cash	15,113	14,055	14,822
Total cash, cash equivalents and restricted cash shown in condensed consolidated statements of cash flows	$80,555	$72,159	$64,960

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
Effective the first quarter of fiscal 2020:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. ASU 2018-11 allows entities to elect not to recast the comparative periods presented when transitioning to Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (ASC 606). It also allows lessors to elect not to separate lease and nonlease components when certain conditions are met. In March 2019, the FASB issued ASU 2019-01, Lease (Topic 842): Codification Improvements. ASU 2019-01 clarifies certain items regarding lessor accounting. It also clarifies the interim disclosure requirements during transition. We are in the process of implementing a new enterprise-wide lease accounting system and are modifying internal controls to address the collection, recording, and accounting for leases in accordance with ASC 842.

ASC 842 also provides a package of transition practical expedients that allow an entity to not reassess (1) whether any expired or existing contracts contain a lease, (2) the lease classification of any expired or existing lease, and (3) initial direct costs for any existing lease.  We adopted ASC 842, effective October 1, 2019 and we elected the package of transition practical expedients. We also elected additional transitional practical expedients that allow an entity to not reassess land easements not previously addressed under ASC 840 and to not recognize on the balance sheet leases with terms of less than 12 months. We expect to use the modified retrospective method without the recasting of comparative periods’ financial information.

                The quantitative amounts provided below are estimates of the expected effects of our adoption of ASC 842. The amounts below represent management’s best estimates of the effects of adopting ASC 842 at the time of the preparation of this Annual Report on Form 10-K. The adoption of the standard will result in the recognition of operating lease right-of-use assets ranging from approximately $144.0 million to$154.0 million and operating

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

lease liabilities ranging from approximately $156.0 million to $166.0 million based on the lease portfolio as of October 1, 2019.

In addition, we have two build-to-suit leases that were accounted for as financing obligations and related assets because we had continued involvement in the related facility after the construction period was completed. The financing obligations will be classified as operating leases in accordance with the new standard as of the transition date including recognition of operating lease right-of-use assets and lease liabilities. The change will result in the derecognition of approximately $40.7 million of existing deferred financing obligation and $31.6 million in related assets.   The cumulative impact of the derecognition of these financing obligations as of October 1, 2019, will be an increase in stockholders' equity of approximately $9.1 million.  The reclassification will also result in the recognition of rent expense, which was previously reported as interest expense under the former guidance. The adoption of this standard is not expected to have a material impact on the Company’s liquidity or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 amends the disclosure requirements of ASC 820, changing the fair value measurement disclosure requirements of ASC 820 by adding new disclosure requirements, modifying existing disclosure requirements and eliminating other disclosure requirements. Early adoption is permitted. We do not expect that the standard will have a material impact to our financial statement disclosures.

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
The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2019	September 30, 2018
Receivables, which includes Tuition and Notes Receivable	$44,629	$46,372
Contract liabilities	$42,886	$38,236

During the year ended September 30, 2019, the contract liabilities balance included decreases for revenues recognized during the period and increases related to new students who started school during the period.
Transaction Price Allocated to the Remaining Performance Obligations
Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration.

5.  Postemployment Benefits

On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications, and its last group of students started on March 18, 2019. The campus is expected to close before the end of fiscal year 2020. We expect the postemployment benefits will total approximately $1.0 million, when the campus closes in 2020. Additionally, we periodically enter into agreements that provide postemployment benefits to personnel whose employment is terminated. The postemployment benefit liability, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in 2021.

The postemployment benefit accrual activity for the year ended September 30, 2019 was as follows:

	Liability Balance at September 30, 2018	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at September 30, 2019
Severance	$372	$1,637	$(1,159)	$(129)	$721
Other	9	90	(28)	(39)	32
Total	$381	$1,727	$(1,187)	$(168)	$753
(1) Primarily relates to the reclassification of benefits between severance and other benefits.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

6.  Receivables, net
Receivables, net consist of the following:

	September 30,
	2019	2018
Tuition receivables	$11,800	$12,205
Tax receivables	156	322
Other receivables	7,078	9,578
Receivables	19,034	22,105
Less allowance for uncollectible accounts	(1,097)	(999)
	$17,937	$21,106
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

The following table summarizes the activity for our allowance for uncollectible accounts for the year ended September 30:

	Balance at Beginning of Period	Additions to Bad Debt Expense	Write-offs of Uncollectible Accounts	Balance at End of Period
2019	$999	$1,166	$(1,068)	$1,097
2018	$579	$1,511	$(1,091)	$999
2017	$951	$827	$(1,199)	$579

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds and bonds	$37,794	$37,794	$—	$—
Notes receivable	35,079	—	—	35,079
Total assets at fair value on a recurring basis	$72,873	$37,794	$—	$35,079

		Fair Value Measurements Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$36,387	$36,387	$—	$—
Notes receivable	36,377	—	—	36,377
Total assets at fair value on a recurring basis	$72,764	$36,387	$—	$36,377

Money market funds and bonds are reflected as cash and cash equivalents in our consolidated balance sheets. Notes receivable relate to our propriety loan program.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

8.   Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	September 30, 2019	September 30, 2018
Land	—	$3,189	$3,189
Building and building improvements	30-35	82,653	81,304
Leasehold improvements	1-28	53,020	54,310
Training equipment	3-10	96,737	95,795
Office and computer equipment	3-10	35,927	36,714
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	11,354	12,251
Vehicles	5	1,454	1,400
Construction in progress	—	1,631	4,250
		305,657	308,905
Less accumulated depreciation and amortization		(201,531)	(194,057)
		$104,126	$114,848
Depreciation expense related to our property and equipment was $16.4 million, $16.0 million and $16.9 million for the years ended September 30, 2019, 2018 and 2017, respectively. Amortization expense related to curriculum development and software developed for internal use was $0.5 million, $0.5 million and $0.7 million for the years ended September 30, 2019, 2018 and 2017, respectively.
The following amounts, which are included in the above table, represent assets financed by financing obligations:

	September 30, 2019	September 30, 2018
Assets financed by financing obligations, gross	$45,816	$45,816
Less accumulated depreciation and amortization	(14,208)	(11,526)
Assets financed by financing obligations, net	$31,608	$34,290

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

Future minimum lease payments under the Lisle, Illinois and Long Beach, California leases as of September 30, 2019 are as follows:

Years ending September 30,
2020	$4,772
2021	4,902
2022	5,035
2023	5,171
2024	5,311
Thereafter	39,484
Total future minimum lease obligation	$64,675
Less imputed interest on financing obligation	(23,445)
Less imputed accrued land lease obligation	(515)
Net present value of financing obligation	$40,715

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

Our equity in earnings of unconsolidated affiliates was $0.4 million, $0.4 million and $0.5 million for the years ended September 30, 2019, 2018 and 2017, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Investment in our unconsolidated affiliate consists of the following:

	September 30, 2019		September 30, 2018
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,338	27.972%	$4,206	27.972%

Investment in our unconsolidated affiliate included the following activity during the period:

	Year ended September 30,
	2019	2018
Balance at beginning of period	$4,206	$4,112
Equity in earnings of unconsolidated affiliate	399	385
Return of capital contribution from unconsolidated affiliate	(267)	(291)
Balance at end of period	$4,338	$4,206

11.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30, 2019	September 30, 2018
Accounts payable	$10,033	$8,759
Accrued compensation and benefits	22,230	22,022
Other accrued expenses	13,615	15,836
	$45,878	$46,617

12.   Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended September 30,
	2019	2018	2017
Current expense (benefit)
United States federal	$(2)	$(125)	$4,153
State	205	(78)	1,244
Total current expense (benefit)	203	(203)	5,397
Deferred (benefit) expense
United States federal	—	(2,878)	—
State	—	66	—
Total deferred (benefit) expense	—	(2,812)	—
Total provision (benefit) for income taxes	$203	$(3,015)	$5,397

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 21.0% to pre-tax income for the year ended September 30, 2019, 24.5% to pre-tax income for the year ended September 30, 2018 and 35.0% to pre-tax income for the year ended September 30, 2017. The reasons for the differences are as follows:

	Year Ended September 30,
	2019	2018	2017
Income tax expense (benefit) at statutory rate	$(1,610)	$(8,746)	$(956)
State income taxes, net of federal tax benefit	165	(12)	302
Change in federal statutory rate	—	12,645	—
Increase (decrease) in valuation allowance	1,514	(7,066)	6,192
Other, net	134	164	(141)
Total income tax expense (benefit)	$203	$(3,015)	$5,397

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	September 30,
	2019	2018
Gross deferred tax assets:
Deferred compensation	$1,449	$1,253
Accrued compensation	2,432	2,662
Accrued tool sets	694	638
Other reserves and accruals	1,884	2,132
Deferred revenue	4,324	10,148
Deferred rent liability	3,024	3,479
Financing obligation	10,178	10,508
Net operating losses	12,639	5,159
Tax credit carryforwards	205	230
Charitable contribution carryovers	1,234	804
Deductions limited by Section 382	670	700
Valuation allowance	(25,673)	(23,112)
Total gross deferred tax assets	13,060	14,601
Gross deferred tax liabilities:
Amortization of goodwill and intangibles	(2,056)	(2,056)
Depreciation and amortization of property and equipment	(10,470)	(12,011)
Prepaid and other expenses deductible for tax	(863)	(863)
Total deferred tax liabilities, gross	(13,389)	(14,930)
Net deferred tax liabilities	$(329)	$(329)

Certain 2018 amounts within the table above have been reclassified to conform with the current period presentation.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes the activity for the valuation allowance for the year ended September 30:

	Balance at Beginning of Period	Additions (Reductions) to Income Tax Expense	Write-offs (1)	Balance at End of Period
2019	$23,112	$2,561	$—	$25,673
2018	$38,407	$(5,555)	$(9,740)	$23,112
2017	$32,828	$6,192	$(613)	$38,407
(1) Of this total, approximately $9.6 million relates to our adoption of ASC 606 as of October 1, 2017.

We have valuation allowances of $25.7 million and $23.1 million against the deferred tax assets as of September 30, 2019 and September 30, 2018, respectively, based on our assessment of the ability to utilize the deferred tax assets. The valuation allowances established relate to all federal and state deferred tax assets, for which we determined that it was more likely than not that a benefit will not be realized. In assessing whether a valuation allowance was required for the deferred tax assets, we considered all available positive and negative evidence. A significant piece of negative evidence was the cumulative losses incurred in recent years.

As of September 30, 2019, we had approximately $47.0 million and $50.4 million in net operating losses for federal and state tax purposes, respectively. The federal net operating losses can be carried forward indefinitely, while the state net operating losses expire in the years 2027 through 2039 if not utilized.

Under Section 382 of the Internal Revenue Code (IRC), we underwent a change in ownership as a result of a preferred stock issuance in June 2016.  Accordingly, certain deductions and losses will be subject to an annual Section 382 limitation.  The limitation will affect the timing of when these deductions and losses can be used and may cause us to make income tax payments even if a pre-tax loss is recorded in future periods.  The limitation may also cause the deductions and losses to expire unused.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We believe that all of our tax positions meet the more-likely-than not test and therefore no uncertain tax positions were recorded as of September 30, 2019.

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for certain length of time, generally three to four years, following the tax year to which these filings relate. In 2017, 2018 and 2019, we filed returns to carry back federal and certain state net operating losses to prior years. The statute of limitations for adjustment of the net operating losses utilized on these tax returns remains open an additional three to four years, depending on jurisdiction, from the date these returns were filed.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

13.   Commitments and Contingencies
Operating Leases
We lease certain of our facilities and certain equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay other fees associated with the leases. We recognize rent expense on a straight-line basis. Property at one of our campus locations is leased from a related party. Future minimum rental commitments as of September 30, 2019 for all non-cancelable operating leases are as follows:

Years ending September 30,	Gross	Sublease income	Net
2020	$26,379	$(362)	$26,017
2021	23,531	(77)	23,454
2022	21,621	(78)	21,543
2023	10,461	(20)	10,441
2024	9,180	—	9,180
Thereafter	41,822	—	41,822
	$132,994	$(537)	$132,457
Rent expense for operating leases was approximately $28.5 million, $29.1 million and $27.8 million for the years ended September 30, 2019, 2018 and 2017, respectively.
Rent expense includes rent paid to related parties, which was approximately $2.0 million, $2.0 million and $2.0 million for the years ended September 30, 2019, 2018 and 2017, respectively. Since 1991, certain of our properties have been leased from entities controlled by John C. White, an independent Director on our Board of Directors.
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

Licensing Agreements
In 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. The agreement was amended in November 2009. Under the terms of the amended agreement, we are required to pay a flat fee per student for each program a student completes. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than ninety days notification of intent to terminate. License fees related to this agreement were $0.6 million,

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

$0.7 million and $0.9 million for the years ended September 30, 2019, 2018 and 2017, respectively, and were recorded in educational services and facilities expenses.
In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. The agreement was amended January 2015 and expires December 31, 2024. We are committed to pay royalties based upon minimum amounts specified in the agreement, throughout the term. The agreement required a minimum royalty payment of $1.6 million in calendar year 2018. The minimum royalty payments increase approximately $0.05 million every other calendar year thereafter. The expense related to these agreements was $1.4 million, $1.6 million and $1.6 million for the years ended September 30, 2019, 2018 and 2017, respectively, and was recorded in educational services and facilities expenses.

In July 2013, we entered into a training and materials agreement that gives us the right to use certain materials and trademarks in development of our courses. Under the terms of the agreement, we are required to pay a flat fee per student for each related program a student completes. There is an immaterial minimum annual fee required to be paid upon commencement of the program and annually thereafter. The agreement terminates upon the written notice of either party providing not less than 90 days notification of intent to terminate. The expense related to this agreement was $0.1 million for the years ended September 30, 2019, 2018 and 2017, respectively and was recorded in educational services and facilities expenses.

In April 2015, we entered into a licensing agreement that gives us the right to use certain trademarks in connection with the operation of our campuses and courses. The agreement has an initial term of four years, with options for three annual renewals totaling a seven year term. The maximum license fee over seven years is $2.3 million. The expense related to this agreement was $0.2 million, $0.4 million and $0.4 million for the years ended September 30, 2019, 2018 and 2017, respectively, and was recorded in educational services and facilities expenses.
Vendor Relationships
We have an agreement with a vendor that allows us to purchase promotional tool kits for our students at a discount from the vendor’s list price. In addition, we earn credits that are redeemable for equipment from the vendor that we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant the vendor exclusive access to our campuses, to display advertising and to use their tools to train our students. The credits under this agreement may be redeemed in multiple ways, which historically has been for additional equipment at the full retail list price, which is more than we would be required to pay using cash. The renewal was executed in October 2017 and expires October 31, 2022. The renewal allows us to redeem our credits for a portion of the tool sets we purchase for our students. Any product credits remaining at termination will expire 60 days after the date of termination. A net prepaid expense with the vendor resulted from an excess of credits earned over credits used of $6.4 million and $6.8 million as of September 30, 2019 and 2018, respectively, included in other current assets in our consolidated balance sheets.
Students are provided a Career Starter Tool Set Voucher which can be redeemed for a tool set near graduation. The cost of the tool sets, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool set vouchers are provided. Our consolidated balance sheets include an accrued tool set liability of $2.6 million and $2.4 million as of September 30, 2019 and 2018, respectively. Additionally, our liability to the vendor for vouchers redeemed by students was $2.1 million and $1.9 million as of September 30, 2019 and 2018, respectively, and is included in accounts payable and accrued expenses in our consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Executive Employment Agreements
We have employment agreements with key executives that provide for continued salary payments and benefits if the executives are terminated for reasons other than cause or in the event of a change in control, as defined in the agreements. The range of the aggregate commitment upon termination of employment under these agreements and existing equity award agreements as of September 30, 2019 is approximately $2.0 million to $2.6 million.
Change in Control Agreements
We have severance agreements with other executives that provide for continued salary payments if the employees are terminated for any reason within twelve months subsequent to a change in control. Under the terms of the agreements, these employees are entitled to between six and twelve months salary at their highest rate during the previous twelve months. In addition, the employees are eligible to receive the unearned portion of their target bonus in effect in the year termination occurs and would be eligible to receive medical benefits under the plans maintained by us at no cost. The aggregate amount of our commitments under these agreements as of September 30, 2019 is approximately $8.3 million.
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
Our obligations under the Plan totaled $4.3 million and $4.4 million as of September 30, 2019 and 2018, respectively, and are included in other liabilities while the cash surrender value of the life insurance policies totaled $4.8 million and $5.3 million as of September 30, 2019 and 2018, respectively, and are included in other assets in our consolidated balance sheets.
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2019, the total face amount of these surety bonds was approximately $21.1 million.

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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of September 30, 2019 and 2018, 700,000 shares of Series A Preferred Stock were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2019 and 2018.

Series A Convertible Preferred Stock

On June 24, 2016, we entered into a Securities Purchase Agreement (Purchase Agreement) with Coliseum Holdings I, LLC (Purchaser) to sell to the Purchaser 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering were used to fund strategic initiatives to drive growth including; the transformation plan, expansion to new markets with metro campuses and the creation of new programs in existing markets with under-utilized campus facilities. Additionally, we may also use the proceeds to fund strategic acquisitions that complement our core business. The Series A Preferred Stock is perpetual, and therefore does not have a maturity date. In conjunction with this purchase, we incurred $1.2 million in stock issuance costs, which were recorded as a reduction of the additional paid-in capital associated with the Series A Preferred Stock.

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

Dividends

We may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). Such dividend shall be paid before any dividends would be declared or paid to common stockholders or other junior stockholders. If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and will begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $5.3 million during the years ended September 30, 2019 and September 30, 2018.

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

Optional Conversion by Purchaser

Shares of Series A Preferred Stock are convertible to common stock at any time at the option of the holder. The Series A Preferred Stock may be converted only to the extent that the number of shares of common stock issued upon conversion does not exceed 4.99% of the total share of common stock outstanding on the issue date (Conversion Cap). The Conversion Cap was calculated to be 1,225,226 shares on the issue date of June 24, 2016, and may be removed upon regulatory approval.

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
Under the Securities Act, we were not required to register the offer or sale of the Series A Preferred Stock to the Purchaser. In conjunction with the Purchase Agreement, the parties entered into a Registration Rights Agreement in order to grant the Purchaser certain demand and piggyback registration rights covering the purchased shares. In the event that the Purchaser requests such registration of the Series A Preferred Stock, the Registration Rights agreement provides that we shall bear all expenses associated with the registration, with the exception of underwriting discounts and commissions and brokerage fees. On October 18, 2019, we filed a Form S-3 with the Securities and Exchange Commission to register shares of common stock currently held by selling stockholders as well as shares of common stock issuable upon the optional conversion of Series A Convertible Preferred Stock held by the selling stockholders. That registration statement became effective on October 30, 2019.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2019, we did not repurchase shares. As of September 30, 2019, we have repurchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Purchase Agreement, stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

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

The 2003 Plan was approved by our Board of Directors and adopted effective December 22, 2003 upon consummation of our initial public offering and amended on February 28, 2007 and February 22, 2012 by our stockholders. The 2003 Plan, as amended, authorizes the issuance of various common stock awards, including stock options, restricted stock and stock units, for approximately 6.3 million shares of our common stock.

As of September 30, 2019, 2.3 million shares of common stock were reserved for issuance under the 2003 Plan, of which 1.9 million shares are available for future grant.

Effective October 1, 2016, we adopted the March 2016 guidance issued by the FASB and account for forfeitures as they occur.

The following table summarizes the operating expense line and the impact on net loss in the consolidated statements of loss in which stock-based compensation expense has been recorded:

	Year Ended September 30,
	2019	2018	2017
Educational services and facilities	$—	$—	$166
Selling, general and administrative	1,440	1,864	2,829
Total stock-based compensation expense	$1,440	$1,864	$2,995
Income tax benefit	$360	$466	$1,144

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Stock Options

We issued stock options with exercise prices equal to the closing price of our stock on the grant date and which vested upon issuance. The expiration date of stock options granted under the 2003 Plan is the earlier of the seven or ten-year anniversary of the grant date, based on the terms of the individual grant; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; 90 days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance; or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance.

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

In determining our expected term, we have reviewed our historical share option exercise experience and determined it does not provide a reasonable basis upon which to estimate an expected term due to our limited historical award and exercise experience. For the year ended September 30, 2019, we assumed the life of the options to be the term of the grant.

We determine the risk-free interest rate of our awards using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options.

The expected volatility considers the volatility of the Company common stock that has been traded for a period commensurate with the expected life. The expected term of options granted represents the period of time that options granted are expected to be outstanding based on historical experience.

We have used an expected dividend yield of zero in the Black-Scholes option pricing model.

The following table summarizes the weighted average assumptions used for stock option grants made during the year ended September 30, 2019. We did not grant stock options during the years ended September 30, 2018 and 2017.

Year Ended September 30, 2019
Expected years until exercised	7
Risk-free interest rate	2.84%
Expected volatility	52.4%
Expected dividends	—%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes stock option activity under the 2003 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)	(per Share)	(Years)
Outstanding as of September 30, 2018	—	$—
Stock options granted	210	$3.14
Stock options exercised	—	$—
Stock options forfeited	—	$—
Outstanding as of September 30, 2019	210	$3.14	6.19	$483
Stock options exercisable as of September 30, 2019	210	$—	6.19	$483
Stock options expected to vest as of September 30, 2019	—	$—	0.00	$—

As of September 30, 2019, there was no unrecognized stock compensation expense related to stock options.

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

As of September 30, 2019, there was no unrecognized stock compensation expense related to restricted stock awards.

There were no restricted stock awards granted during the years ended September 30, 2019, 2018 or 2017.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes restricted stock unit activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding as of September 30, 2018	572	$2.95
Restricted stock units awarded	—	$—
Restricted stock units vested	(228)	$3.17
Restricted stock units forfeited	(108)	$2.96
Nonvested restricted stock units outstanding as of September 30, 2019	236	$2.74

As of September 30, 2019, unrecognized stock compensation expense related to restricted stock awards was $0.3 million which is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes the weighted average fair values of the restricted stock units granted:

	Year Ended September 30,
	2019	2018	2017
Weighted average grant date fair value per share	$—	$2.90	$3.41

There was no assumed quarterly dividend rate for restricted stock units granted during the years ended September 30, 2019, 2018 and 2017 due to the elimination of the quarterly cash dividend by our Board of Directors on June 9, 2016.

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

The September 2017 grant included a measurement period of 24 months. When the September 2017 grant vested in September 2019, the attainment percentage exceeded 100%. As a result, approximately 23,000 shares were granted to eligible employees. The December 2017 grant included a two-year or three-year performance period wherein performance is measured by compound annual total shareholder return (“TSR”) calculated based on the 30-day trading average closing stock price at the beginning and the end of the performance period. The performance will reflect stock price appreciation and any dividends paid on common stock (excludes preferred stock dividends). Generally, we expect the performance period for annual performance-based awards to be three years in length. However, the timing of recent grants required a two-year performance period to bridge from the former four-year graded vesting to a three-year cliff vesting. The performance units do not have voting rights or rights to dividends. Compensation expense for the performance units is recognized over the requisite period. All compensation expense for the grant will be recognized for participants who fulfill the requisite service period, regardless of whether the performance condition for issuing shares is satisfied.
The following table summarizes performance unit activity under the 2003 Plan:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested performance units outstanding as of September 30, 2018	278	$2.69
Performance units awarded	—	$—
Adjustment to September 2017 grant based on the achieved attainment level	23	$—
Performance units vested	(108)	$3.11
Performance units forfeited	(60)	$2.75
Nonvested performance units outstanding as of September 30, 2019	133	$2.40

As of September 30, 2019, unrecognized stock compensation expense related to performance units was less than $0.1 million, which is expected to be recognized over a weighted average period of 1.1 years.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

15.   Earnings per Share

Basic net loss per share has historically been calculated by dividing net loss attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic earnings (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. The two-class method was not applicable for the years ended September 30, 2019, 2018 and 2017.

Diluted net loss per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. For the years ended September 30, 2019, 2018 and 2017, diluted loss per share equaled basic loss per share as the assumed activity related to outstanding stock-based grants would have an anti-dilutive effect.
The following table summarizes the computation of basic and diluted earnings (loss) per share under the as-converted method:

	Year Ended September 30,
	2019	2018	2017

Loss available for distribution	$(13,118)	$(37,932)	$(13,378)

Weighted average number of shares
Basic shares outstanding	25,438	25,115	24,712
Dilutive effect related to employee stock plans	—	—	—
Diluted shares outstanding	25,438	25,115	24,712

Net loss per share - basic	$(0.52)	$(1.51)	$(0.54)
Net loss per share - diluted	$(0.52)	$(1.51)	$(0.54)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Year Ended September 30,
	2019	2018	2017
	(In thousands)
Outstanding stock-based grants	733	334	689
Convertible preferred stock	21,021	21,021	21,021
	21,754	21,355	21,710

16. Defined Contribution Employee Benefit Plan
We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made matching contributions of approximately $1.0 million, $1.0 million and $0.9 million for the years ended September 30, 2019, 2018 and 2017, respectively.

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
Summary information by reportable segment is as follows:

	Year Ended September 30,
	2019	2018	2017
Revenues
Postsecondary education	$316,589	$300,753	$308,884
Other	14,915	16,218	16,273
Intersegment eliminations	—	(6)	(894)
Consolidated	$331,504	$316,965	$324,263
Loss from operations
Postsecondary education	$(6,685)	$(31,707)	$(315)
Other	(1,117)	(3,568)	(1,509)
Consolidated	$(7,802)	$(35,275)	$(1,824)
Depreciation and amortization (1)
Postsecondary education	$15,747	$14,978	$16,502
Other	157	710	384
Consolidated	$15,904	$15,688	$16,886
Net income (loss)
Postsecondary education	$(7,149)	$(29,713)	$(8,422)
Other	(719)	(2,969)	294
Consolidated	$(7,868)	$(32,682)	$(8,128)

	As of September 30,
	2019	2018	2017
Goodwill
Postsecondary education	$8,222	$8,222	$8,222
Other	—	—	783
Consolidated	$8,222	$8,222	$9,005
Total assets
Postsecondary education	$263,974	$275,427	$266,370
Other	6,552	6,851	7,732
Consolidated	$270,526	$282,278	$274,102

(1) Excludes depreciation of training equipment obtained in exchange for services of $1.4 million, $1.4 million and $1.3 million for the years ended September 30, 2019, 2018 and 2017, respectively.

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

To participate in Title IV Programs, an institution must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by ED and be certified as an eligible institution by ED. To participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (REAP) and VA Vocational Rehabilitation, an institution must comply with certain requirements applicable to the programs. Additionally, certain states and their attorneys general have additional requirements to operate our institutions or for our students to receive state funding. Furthermore, we are subject to oversight by other federal agencies including the Consumer Financial Protection Bureau (CFPB), the SEC, the Federal Trade Commission, the Internal Revenue Service and the Departments of Veterans Affairs, Defense, Treasury, Labor and Justice. For these reasons, our institutions are subject to extensive regulatory requirements imposed by all of these entities.

The Program Participation Agreement (PPA) document serves as ED’s formal authorization of an institution and its associated additional locations to participate in Title IV Programs for a specified period of time. We received a fully recertified PPA for Universal Technical Institute of Texas in April 2018, which will expire March 31, 2022. In November 2018, we received a fully recertified PPA for Universal Technical Institute of Arizona and a fully recertified PPA for Universal Technical Institute of Phoenix. Both of the PPA's will expire on March 31, 2022.

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

The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award certificates, diplomas or degrees. Some states prescribe standards of financial responsibility that are not consistent with those required by ED and some mandate that institutions post surety bonds. Currently, we have posted surety bonds on behalf of our institutions and admissions representatives with multiple states of approximately $21.1 million.

Some states have added regulations that impose additional requirements on our schools and increase the complexity of existing requirements.  Other states have added, or may add in the future, new or more complex requirements applicable to our institutions, but we cannot predict the timing, content or impact of any such requirements.

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

Significant factors relating to Title IV Programs that could adversely affect us include the following:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Gainful Employment

As described in our 2018 Annual Report on Form 10-K filed with the SEC on November 30, 2018, ED’s gainful employment regulations include debt to earning (DE) metrics and disclosure requirements for program certifications, reporting and disclosure of program information and warnings. On July 1, 2019, ED issued final regulations that rescind the gainful employment regulations. The final regulations have an effective date of July 1, 2020. However, ED stated in a June 28, 2019 electronic announcement that institutions may elect to immediately implement the new regulations. Institutions that early implement the regulations will not be required to: report gainful employment data for the 2018-2019 award year; comply with requirements for including a gainful employment disclosure template in their promotional materials or for directly distributing the disclosure template to prospective students; post gainful employment disclosures on their web pages or comply with certification requirements for gainful employment. ED stated in the electronic announcement that institutions that do not early implement the new regulations are expected to comply with the existing gainful employment regulations by July 1, 2020. We have early implemented the new regulations.

Defense to Repayment Regulations

The current regulations on defense to repayment were published on November 1, 2016, with an effective date of July 1, 2017. On October 24, 2017, ED published an interim regulation that delayed until July 1, 2018, the effective date of the majority of the regulations. On February 14, 2018, a final rule was published in the Federal Register delaying until July 1, 2019 the effective date of the regulations. On September 12, 2018, a U.S. District Court judge issued an opinion concluding, among other things, that the delay in the effective date was unlawful. On October 16, 2018, the judge issued an order declining to extend a stay preventing the regulations from taking effect. Consequently, the November 1, 2016 regulations are now in effect.

The Department held negotiated rulemaking sessions beginning in November 2017 and ending in February 2018, with the objective of modifying the defense to repayment regulations. However, no consensus was reached on the proposed regulations. ED subsequently published a notice of proposed rulemaking on July 31, 2018 that included the proposed regulations for public comment. On September 23, 2019, ED published the final regulations. The final regulations have a general effective date of July 1, 2020. The Department has not authorized institutions to early implement the new regulations prior to July 1, 2020 with the exception of certain financial responsibility regulations related to operational leases and long-term debt. Consequently, we generally will remain subject to the current regulations until the new regulations take effect on July 1, 2020.

Closed School Loan Discharges

ED regulations state that ED may discharge a borrower’s obligation to repay certain Title IV loans if the borrower (or the student on whose behalf a parent borrowed) did not complete the program of study for which the loan was made because the campus at which the borrower (or student) was enrolled closed. The borrower may qualify for a discharge by submitting a request to ED and meeting specific requirements in the regulations. Borrowers generally may qualify for a discharge if they were enrolled at the campus at the time it closed, or if they were enrolled not more than 120 days before the campus closed, and if they did not complete their educational program through a teach-out at another school or by transferring academic credits earned at the closed school to another school. ED has the authority to extend the 120-day period for extenuating circumstances. If ED discharges the loans, ED may seek to recover from the school or other related parties the amount of loans discharged and to impose other liabilities and penalties. Consequently, if we close a campus, ED could discharge borrower obligations to repay certain Title IV - either on its own initiative or upon application by the borrower - loans in connection with loans received by all students enrolled in the campus at the time of its closure and by all students who withdrew from the campus 120 days (or a longer period established by ED) prior to the closure and seek to recover the amount of the discharged loans and other liabilities and penalties. We may be able to mitigate these losses by

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

conducting or arranging for an orderly teach-out of students at a closed campus, but these efforts could be unsuccessful if students decline to participate in the teach-out or transfer their credits to another school or if they fail to complete their programs. ED published new regulations on September 23, 2019 that included proposed regulations on a variety of topics, including amendments to regulations related to the discharge of student loans based on the school’s closure or a false claim of high school completion under certain circumstances. The new regulations take effect on July 1, 2020, and apply to loans first disbursed on or after July 1, 2020. Among other things, the new regulations allows students to obtain a discharge if, among other requirements, they were enrolled not more than 180 days before the campus closed. ED has the authority to extend the 180-day period for extenuating circumstances. The borrower also must certify that the student has not accepted the opportunity to complete, or is not continuing in, the program of study or comparable program through either an institutional teach-out plan performed by the school or a teach-out agreement at another school, approved by the school’s accrediting agency and, if applicable, state licensing agency. ED also has the authority to discharge on its own initiative the loans of qualified borrowers without a borrower application if the borrower did not subsequently re-enroll in any Title IV eligible institution within three years from the date the school closed. The September 23, 2019 regulations limit this authority to schools that close between November 1, 2013 and July 1, 2020. On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications, and its last class group of students started on March 18, 2019. The campus is expected to close before the end of fiscal year 2020, after the July 1, 2020 effective date of the regulations. We intend to teach out all of the students currently enrolled at the campus, although certain students may elect to withdraw before graduation, and we cannot predict the number of any students who might withdraw prior to the closure of the campus and potentially qualify for a loan discharge.

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

The HEA provides that an institution will lose its Title IV Program eligibility for a period of at least two institutional fiscal years if it exceeds the 90% threshold for two consecutive institutional fiscal years. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years, could impose other restrictions or conditions on the institution's Title IV eligibility, and, under ED’s current financial responsibility regulations, could conclude that the institution lacks financial responsibility and is required to submit a letter of credit or other form of financial protection.

The HEA sets specific standards for certain elements in the calculation of an institution’s percentage under the 90/10 Rule, including, among other things, the treatment of institutional loans and revenue received from students who are enrolled in educational programs that are not eligible for Title IV Program funding.

For the year ended September 30, 2019, approximately 71% of our revenues, on a cash basis, were derived from funds distributed under Title IV Programs, as calculated under the 90/10 rule.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

Federal Student Loan Defaults

To remain eligible to participate in Title IV Programs, institutions must maintain federal student loan cohort default rates below specified levels. ED calculates an institution’s cohort default rate on an annual basis. Under the current calculation, the cohort default rate is derived from student borrowers who first enter loan repayment during a federal fiscal year (FFY) ending September 30 and subsequently default on those loans within the two following years; parent borrowers are excluded from the calculation. This represents a three-year measuring period. An institution whose cohort default rate is 30% or more for three consecutive FFYs or greater than 40% for any given FFY loses eligibility to participate in some or all Title IV Programs. This sanction is effective for the remainder of the FFY in which the institution lost its eligibility and for the two subsequent FFYs. None of our institutions had a three-year cohort default rate of 30% or greater for 2016, 2015 or 2014, the three most recent FFYs with published rates.

Financial Responsibility Standards

All institutions participating in Title IV Programs must satisfy specific ED standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change of control of the institution. Under current regulations and under regulations to take effect on July 1, 2020, ED may reevaluate the financial responsibility of an institution following the occurrence of certain triggering events.

The institution’s financial responsibility is measured in part by its composite score that is calculated by ED based on three ratios:

•	the equity ratio which measures the institution’s capital resources, ability to borrow and financial viability;

•	the primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and

•	the net income ratio which measures the institution’s ability to operate at a profit.

ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. In addition to having an acceptable composite score, an institution must, among other things, meet all of its financial obligations including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, comply with certain past performance requirements, not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements, and not be subject to financial triggering events. If ED determines that an institution does not satisfy its financial responsibility standards, depending on the resulting composite score and other factors, that institution may establish its financial responsibility on an alternative basis.

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

Under the current regulations that are in effect until July 1, 2020, the list of information that an institution must provide timely to ED under the “Zone Alternative” includes, in addition to the events described under the financial protection measures and any other events that ED might require, any event that causes the institution, or a related entity, to realize any liability that was noted as a contingent liability in the institution’s or related entity’s most recent audited financial statements or any losses that are unusual in nature and infrequently occur or both as defined in accordance with certain specified accounting standards. The institution also would be required to notify ED of certain other events described in the current Defense to Repayment regulations. ED could impose a letter of credit or other conditions or requirements upon us in response to the reporting of any oversight or financial events.

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

If an institution's composite score or recalculated composite score is below 1.0, the institution is considered by ED to lack financial responsibility. If ED determines that an institution does not satisfy ED's financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

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

The current regulations that are in effect until July 1, 2020, expanded the list of actions or events that require an institution to provide ED with a letter of credit or other form of acceptable financial protection. The

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

regulations also, among other things, may increase the amount of the letter of credit or other form of financial protection that an institution must provide to ED if the institution has a composite score below 1.0, no longer qualifies for the Zone Alternative, or does not comply with other applicable requirements of the financial responsibility regulations. The current regulations also would permit ED to recalculate an institution’s composite score to account for its estimate of actual or potential losses resulting from certain events identified in the new Defense to Repayment Regulations.

The regulations published on September 23, 2019 with an effective date of July 1, 2020 shorten and reduce the scope of the list of events that could result in ED determining the institution to fail ED’s financial responsibility standards and requiring a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements.

ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. For our 2019 fiscal year, we calculated our composite score to be 1.8. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements.

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

Veterans' Benefits Programs

Since October 1, 2011, the Post-9/11 GI Bill has been effective for both degree and non-degree granting institutions of higher learning, allowing eligible veterans to use their Post-9/11 GI Bill benefits. Additionally, veterans use benefits such as the Montgomery GI Bill, the REAP and VA Vocational Rehabilitation at our campuses. We derived approximately 15% of our revenues, on a cash basis, from veterans' benefits programs in 2019. To

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

participate in veterans' benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, an institution must comply with certain requirements established by the VA. These criteria require, among other things, that the institution:

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

The VA shares responsibility for VA benefit approval and oversight with designated State Approving Agencies (SAAs).  SAAs play a critical role in evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements.  Processes and approval criteria, as well as interpretation of applicable requirements, can vary from state to state. Therefore, approval in one state does not necessarily result in approval in all states.  If we are unable to secure approvals in one or more states, or if the process for obtaining an approval takes significant time, we could be required to alter the delivery methodology or structure of the program or experience delays in or the loss of a portion of VA funding. Students receiving VA funding may not have the same flexibility in scheduling their coursework.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($’s in thousands, except per share amounts)

19.  Quarterly Financial Summary (Unaudited)

Year ended September 30, 2019	First Quarter(1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)	Fiscal Year(1)
Revenues	$83,050	$81,746	$79,042	$87,666	$331,504
Income (loss) from operations	$(7,205)	$(5,580)	$(455)	$5,438	$(7,802)
Net income (loss)	$(7,717)	$(5,263)	$(365)	$5,477	$(7,868)
Earnings (loss) per share:
Basic	$(0.36)	$(0.26)	$(0.07)	$0.09	$(0.52)
Diluted	$(0.36)	$(0.26)	$(0.07)	$0.09	$(0.52)

Year ended September 30, 2018	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter (1)	Fiscal Year(1)
Revenues	$81,156	$80,663	$74,890	$80,256	$316,965
Loss from operations	$(3,604)	$(8,820)	$(11,800)	$(11,051)	$(35,275)
Net loss	$(1,135)	$(8,833)	$(11,713)	$(11,001)	$(32,682)
Loss per share:
Basic	$(0.10)	$(0.40)	$(0.52)	$(0.49)	$(1.51)
Diluted	$(0.10)	$(0.40)	$(0.52)	$(0.49)	$(1.51)

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