Form 10-Q
period 2019-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2020-02-07
CIK 1261654

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
For the quarterly period ended December 31, 2019

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At January 31, 2020, there were 25,744,718 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2019

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

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (SEC). The Annual Report on Form 10-K that we filed with the SEC on December 6, 2019 listed various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Report on Form 10-K and in this Report on Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2019	September 30, 2019
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$70,533	$65,442
Restricted cash	14,930	15,113
Receivables, net	12,456	17,937
Notes receivable, current portion	5,183	5,227
Prepaid expenses	6,583	7,054
Other current assets	6,916	7,331
Total current assets	116,601	118,104
Property and equipment, net	73,815	104,126
Goodwill	8,222	8,222
Notes receivable, less current portion	30,451	29,852
Right-of-use asset	142,869	—
Other assets	10,103	10,222
Total assets	$382,061	$270,526
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$43,039	$45,878
Dividends payable	1,323	—
Deferred revenue	42,191	42,886
Accrued tool sets	2,740	2,586
Lease liability, current portion	25,883	—
Financing obligation, current portion	—	1,554
Other current liabilities	1,798	3,940
Total current liabilities	116,974	96,844
Deferred tax liabilities, net	329	329
Deferred rent liability	—	10,326
Financing obligation	—	39,161
Lease liability	130,813	—
Other liabilities	7,672	9,578
Total liabilities	255,788	156,238
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 32,609,615 shares issued and 25,744,718 shares outstanding as of December 31, 2019 and 32,498,830 shares issued and 25,633,933 shares outstanding as of September 30, 2019	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2019 and September 30, 2019, liquidation preference of $100 per share	—	—
Paid-in capital - common	187,010	187,493
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 6,864,897 shares as of December 31, 2019 and September 30, 2019	(97,388)	(97,388)
Retained deficit	(32,205)	(44,673)
Total shareholders’ equity	126,273	114,288
Total liabilities and shareholders’ equity	$382,061	$270,526

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,
	2019	2018
	(In thousands, except per share amounts)
Revenues	$87,234	$83,050
Operating expenses:
Educational services and facilities	42,876	45,735
Selling, general and administrative	40,104	44,520
Total operating expenses	82,980	90,255
Income (loss) from operations	4,254	(7,205)
Other income (expense):
Interest income	336	403
Interest expense	—	(814)
Equity in earnings of unconsolidated affiliate	—	97
Other income (expense), net	178	(65)
Total other income (expense), net	514	(379)
Income (loss) before income taxes	4,768	(7,584)
Income tax expense	84	133
Net income (loss)	$4,684	$(7,717)
Preferred stock dividends	1,323	1,323
Income (loss) available for distribution	$3,361	$(9,040)

Income (loss) per share:
Net income (loss) per share - basic	$0.07	$(0.36)
Net income (loss) per share - diluted	$0.07	$(0.36)
Weighted average number of shares outstanding:
Basic	25,663	25,321
Diluted	47,059	25,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

The following summarizes the changes in total equity for the three months ended December 31, 2019:

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2019	32,499	$3	700	$—	$187,493	$68,853	6,865	$(97,388)	$(44,673)	$114,288
Net income	—	—	—	—	—	—	—	—	4,684	4,684
Cumulative effect from adoption of ASC-842	—	—	—	—	—	—	—	—	9,107	9,107
Issuance of common stock under employee plans	179	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(68)	—	—	—	(497)	—	—	—	—	(497)
Stock-based compensation	—	—	—	—	14	—	—	—	—	14
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2019	32,610	$3	700	$—	$187,010	$68,853	6,865	$(97,388)	$(32,205)	$126,273

The following summarizes the changes in total equity for the three months ended December 31, 2018:

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance as of September 30, 2018	32,169	$3	700	$—	$186,732	$68,853	6,865	$(97,388)	$(31,555)	$126,645
Net loss	—	—	—	—	—	—	—	—	(7,717)	(7,717)
Issuance of common stock under employee plans	99	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(38)	—	—	—	(118)	—	—	—	—	(118)
Stock-based compensation	—	—	—	—	694	—	—	—	—	694
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2018	32,230	$3	700	$—	$187,308	$68,853	6,865	$(97,388)	$(40,595)	$118,181
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,684	$(7,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,013	3,205
Amortization of assets subject to financing obligation	—	670
Amortization of lease right-of-use asset	5,920	—
Bad debt expense	283	337
Stock-based compensation	14	694
Equity in earnings of unconsolidated affiliate	—	(97)
Training equipment credits earned, net	439	78
Other losses (gain), net	(231)	401
Changes in assets and liabilities:
Receivables	4,065	6,235
Prepaid expenses	(409)	(1,210)
Other assets	23	720
Notes receivable	(555)	(378)
Accounts payable and accrued expenses	(1,938)	(1,578)
Deferred revenue	(695)	3,138
Income tax payable/receivable	92	169
Accrued tool sets and other current liabilities	32	588
Deferred rent liability	—	(458)
Lease liability	(6,532)	—
Other liabilities	(1,081)	(387)
Net cash provided by operating activities	7,124	4,410
Cash flows from investing activities:
Purchase of property and equipment	(1,811)	(2,779)
Proceeds from disposal of property and equipment	23	5
Return of capital contribution from unconsolidated affiliate	69	64
Net cash used in investing activities	(1,719)	(2,710)
Cash flows from financing activities:
Payment of financing obligation	—	(310)
Payment of payroll taxes on stock-based compensation through shares withheld	(497)	(118)
Net cash used in financing activities	(497)	(428)
Change in cash, cash equivalents and restricted cash:
Net increase in cash, cash equivalents and restricted cash	4,908	1,272
Cash, cash equivalents and restricted cash, beginning of period	80,555	72,159
Cash, cash equivalents and restricted cash, end of period	$85,463	$73,431
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Supplemental disclosure of cash flow information:
Taxes paid	$7	$148
Interest paid	$—	$814
Training equipment obtained in exchange for services	$241	$124
Depreciation of training equipment obtained in exchange for services	$332	$382
Change in accrued capital expenditures during the period	$140	$(575)
Dividends payable	$1,323	$1,323
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

1.    Nature of the Business

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as well as welders and computer numerical control (CNC) machining technicians as measured by total average undergraduate full-time enrollment and graduates. We offer certificate, diploma or degree programs at 13 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute, Marine Mechanics Institute and NASCAR Technical Institute. We also offer manufacturer specific advanced training (MSAT) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 54 years.

We work closely with leading original equipment manufacturers (OEMs) and employers to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965 (HEA), as amended, as well as from various veterans benefits programs. For further discussion, see Note 2 "Summary of Significant Accounting Policies - Concentration of Risk" and Note 18 "Government Regulation and Financial Aid" included in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.
2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2019, are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$70,533	$58,649
Restricted cash	14,930	14,782
Total cash, cash equivalents and restricted cash shown in condensed consolidated statements of cash flows	$85,463	$73,431

3.    Recent Accounting Pronouncements

Effective the First Quarter of Fiscal 2020

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use (ROU) asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. It also allows lessors to elect not to separate lease and nonlease components when certain conditions are met. In March 2019, the FASB issued ASU 2019-01, Lease (Topic 842): Codification Improvements. ASU 2019-01 clarifies certain items regarding lessor accounting. It also clarifies the interim disclosure requirements during transition.

ASC 842 also provides a package of transition practical expedients that allow an entity to not reassess (1) whether any expired or existing contracts contain a lease, (2) the lease classification of any expired or existing lease, and (3) initial direct costs for any existing lease. We adopted ASC 842, effective October 1, 2019 and we elected the package of transition practical expedients. We also elected additional transitional practical expedients that allow an entity to not reassess land easements not previously addressed under ASC 840 and to not recognize on the balance sheet leases with terms of less than 12 months. We are using the modified retrospective method without the recasting of comparative periods’ financial information. We did not elect the practical expedient to use hindsight in determining a lease term of the ROU assets at the adoption date. As a result of adopting the new standard, we recognized an operating lease liability of $163.0 million and an operating lease ROU asset of $148.6 million on October 1, 2019. The change resulted in the derecognition of approximately $0.9 million of other assets and $15.3 million of other liabilities. The standard did not materially impact our condensed consolidated statements of income and cash flows.

In addition, we have two build-to-suit leases that were accounted for as financing obligations and related assets because we had continued involvement in the related facility after the construction period was completed. The financing obligations are now classified as operating leases in accordance with the new standard as of the transition date, including recognition of operating lease ROU assets and lease liabilities. The change resulted in the derecognition of approximately $40.7 million of existing deferred financing obligation and $31.6 million in related assets. The net impact of the derecognition and the adoption of ASC 842 as of October 1, 2019, was an

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

increase in stockholders' equity of approximately $9.1 million. The transition also resulted in the recognition of rent expense, which was previously reported as interest expense under the former guidance.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 amends the disclosure requirements of ASC 820, changing the fair value measurement disclosure requirements of ASC 820 by adding new disclosure requirements, modifying existing disclosure requirements and eliminating other disclosure requirements. We adopted ASU 2018-13 as of October 1, 2019. There was no impact to our financial statements or disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and other Internal-use Software (Subtopic 350-40). ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement (CCA) that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. Early adoption was permitted. The effect of this new standard on our consolidated financial statements will be dependent on our entry into any future cloud computing arrangements.
Effective the First Quarter of Fiscal 2021

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
Effective the First Quarter of Fiscal 2022

In December 2019, the FASB issue ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

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
We provide postsecondary education and other services in the same geographical market, the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent among our various postsecondary education programs. See Note 16 for disaggregated segment revenue information.
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

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2019	September 30, 2019
Receivables, which includes Tuition and Notes Receivable	$40,528	$44,629
Contract liabilities	$42,191	$42,886

During the three months ended December 31, 2019, the contract liabilities balance included decreases for revenues recognized during the period and increases related to new students who started school during the period.
Transaction Price Allocated to the Remaining Performance Obligations
Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our undergraduate programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration.

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

On October 21, 2019, we announced the retirement of Kimberly J. McWaters as President and Chief Executive Officer, effective October 31, 2019. During the three months ended December 31, 2019, we incurred postemployment benefit charges of $1.5 million and paid cash of $1.0 million, in accordance with the Retirement Agreement and Release of Claims, dated October 31, 2019.

The postemployment benefit accrual activity for the three months ended December 31, 2019 was as follows:

	Liability Balance at September 30, 2019	Postemployment Benefit Charges	Cash Paid	Other Non-cash (1)	Liability Balance at December 31, 2019
Severance	$721	$1,501	$(1,166)	$64	$1,120
Other	32	19	(7)	(12)	32
Total	$753	$1,520	$(1,173)	$52	$1,152
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
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds and corporate bonds	$44,441	$44,441	$—	$—
Notes receivable	35,634	—	—	35,634
Total assets at fair value on a recurring basis	$80,075	$44,441	$—	$35,634

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

		Fair Value Measurements Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds and corporate bonds	$37,794	$37,794	$—	$—
Notes receivable	35,079	—	—	35,079
Total assets at fair value on a recurring basis	$72,873	$37,794	$—	$35,079

Money market funds and corporate bonds are reflected as cash and cash equivalents in our consolidated balance sheets. Notes receivable relate to our proprietary loan program.

7. Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2019	September 30, 2019
Land	—	$3,189	$3,189
Buildings and building improvements	3-35	26,504	82,653
Leasehold improvements	1-28	67,592	53,020
Training equipment	3-10	95,683	96,737
Office and computer equipment	3-10	35,787	35,927
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	11,354	11,354
Vehicles	5	1,479	1,454
Construction in progress	—	2,360	1,631
		263,640	305,657
Less accumulated depreciation and amortization		(189,825)	(201,531)
		$73,815	$104,126

The following amounts, which are included in the above table, represent assets financed by financing obligations:

	December 31, 2019	September 30, 2019
Assets financed by financing obligations, gross	$—	$45,816
Less accumulated depreciation and amortization	—	(14,208)
Assets financed by financing obligations, net	$—	$31,608

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Effective October 1, 2019, the Company adopted ASC 842 and certain assets included in "Buildings and building improvements" that were financed by financing obligations were removed from property and equipment. See further discussion in Note 3 "Recent Accounting Pronouncements". In addition, certain items related to the build-to-suit leases in Buildings and building improvements were reclassified to Leasehold improvements as part of the adoption of ASC 842.

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
Our goodwill balance of $8.2 million resulted from the acquisition of our motorcycle and marine education business in 1998 and is allocated to our Florida reporting unit that provides the related educational programs. No impairment was identified during the three months ended December 31, 2019.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

9.   Investment in Unconsolidated Affiliate

In 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (JV) related to the lease of our Lisle, Illinois campus facility. In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in other assets in our condensed consolidated balance sheets. We recognize our proportionate share of the JV's net income or loss during each accounting period and any return of capital as a change in our investment.
Investment in unconsolidated affiliate consisted of the following and is included within other assets on our condensed consolidated balance sheet:

	December 31, 2019		September 30, 2019
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,371	27.972%	$4,338	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Three Months Ended December 31,
	2019	2018
Balance at beginning of period	$4,338	$4,206
Equity in earnings of unconsolidated affiliate	102	97
Return of capital contribution from unconsolidated affiliate	(69)	(64)
Balance at end of period	$4,371	$4,239

Through September 30, 2019, the activity from equity in earnings of the unconsolidated affiliate was included in other income on the condensed consolidated statements of income (loss). In conjunction with the adoption of ASC 842, as further described in Note 3, beginning October 1, 2019 the activity is included in net occupancy expenses within educational services and facilities on the condensed consolidated statements of income (loss).

10. Leases
We lease 11 of our 13 campuses and our corporate headquarters under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 8 to 20 years and expire at various dates through 2031. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which currently result in minimal income. We do not have any finance leases. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

Some of the facility leases are subject to annual changes in the Consumer Price Index ("CPI"). While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

unless they are reasonably certain to be exercised. There are no early termination with penalties, residual value guarantees, restrictions or covenants imposed by our facility leases.

Significant Assumptions and Judgments
To determine if a contract is or contains a lease, we considered whether (1) explicitly or implicitly identified assets have been deployed in the contract and (2) we obtain substantially all of the economic benefits from the use of that underlying asset and direct how and for what purpose the asset is used during the term of the contract.
If we determine a contract is, or contains, a lease, we assess whether the contract contains multiple lease components. We consider a lease component to be separate from other lease components in the contract if (a) we can benefit from the right of use either on its own or together with other resources that are readily available to us and (b) the right of use is neither highly dependent on nor highly interrelated with the other right(s) to use underlying assets in the contract. In contracts involving the use of real estate, we separate the right to use land from other underlying assets unless the effect of separating the land is insignificant to the resulting lease accounting. We have elected to account for the lease and non-lease components as a single lease component.
For all leases we are a party to, the discount rate implicit in the lease was not readily determinable. Therefore, we used our incremental borrowing rate for each lease to determine the present value of the lease. We determined the incremental borrowing rate applicable to each lease through a model that represents the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate was applied to each lease based on the remaining term of the lease.
The components of lease cost were as follows for the three months ended December 31, 2019 (in thousands):

Three Months Ended December 31, 2019
Operating lease expense	$7,521
Variable lease expense	999
Sublease income	(351)
Total lease cost	$8,169
The amount of short-term lease cost was not significant for the three months ended December 31, 2019.
Supplemental cash flow information and non-cash activity related to our operating leases was as follows:

Three Months Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$8,131
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$148,790
Weighted-average remaining lease term and discount rate for our operating leases was as follows:

Three Months Ended December 31, 2019
Weighted average lease term	8.62 years
Weighted averaged discount rate	4.14%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

There were no modifications or reassessments of operating leases for the three months ended December 31, 2019.
Maturities of lease liabilities by fiscal year for our operating leases as of December 31, 2019 were as follows (in thousands):

Years ending September 30,
Remainder of 2020	$22,908
2021	28,449
2022	26,303
2023	15,632
2024	14,491
2025 and thereafter	81,165
Total lease payments	188,948
Less: interest	(32,252)
Present value of lease liabilities	$156,696
The maturities of lease liabilities as of December 31, 2019 includes the future minimum lease payments for the build-to-suit leases that were presented separately in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.

As of September 30, 2019, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Years ending September 30,	Gross	Sublease income	Net
2020	$26,379	$(362)	$26,017
2021	23,531	(77)	23,454
2022	21,621	(78)	21,543
2023	10,461	(20)	10,441
2024	9,180	—	9,180
Thereafter	41,822	—	41,822
Total lease payments	$132,994	$(537)	$132,457

Rent expense includes rent paid to related parties, which was approximately $0.5 million for the three months ended December 31, 2019 and 2018, respectively. Since 1991, certain of our properties have been leased from entities controlled by John C. White, an independent director on our Board of Directors.

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

Another portion of the property comprising our Orlando, Florida location is occupied pursuant to a lease with Delegates LLC, an entity controlled by the White Family Trust, with the lease term expiring on August 31, 2022. The beneficiaries of this trust are Mr. White’s children, and the trustee of the trust is not related to Mr. White. Annual base lease payments for the first year under this lease totaled approximately $0.7 million, with annual

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. These transactions were not considered significant as of December 31, 2019.

11.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2019	September 30, 2019
Accounts payable	$9,227	$10,033
Accrued compensation and benefits	21,872	22,230
Other accrued expenses	11,940	13,615
	$43,039	$45,878

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

12. Income Taxes

Our income tax expense for the three months ended December 31, 2019 was $0.1 million, or 1.8% of pre-tax income, compared to $0.1 million, or 1.8% of pre-tax loss, for the three months ended December 31, 2018. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of state taxes and changes in the valuation allowance. The changes in the valuation allowance for the three months ended December 31, 2019 and December 31, 2018 correspond to the changes in the deferred tax assets, which were mainly attributable to the decrease or increase in net operating loss carryforwards, respectively.

As of December 31, 2019, we continued to have a full valuation allowance against all deferred tax assets that rely upon future taxable income for their realization and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth.

13.   Commitments and Contingencies

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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of December 31, 2019 and September 30, 2019, 700,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at December 31, 2019 and September 30, 2019.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Pursuant to the terms of the Securities Purchase Agreement, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (Cash Dividend). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (Accrued Dividend). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We accrued Cash Dividends of $1.3 million as of December 31, 2019.

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the three months ended December 31, 2019. As of December 31, 2019, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Securities Purchase Agreement, future stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

15.   Earnings per Share

Basic net income (loss) per share has historically been calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. As such, for periods subsequent to the issuance of the Series A Preferred Stock, which occurred on June 24, 2016, we calculated basic earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic income (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses. Accordingly, the two-class method was not applicable for the three months ended December 31, 2018.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

Diluted net income per share is calculated using the more dilutive of the as-converted or the two-class method. The two-class method assumes conversion of all potential shares other than the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted net income (loss) amounts are the same for the three months ended December 31, 2018 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. The following table summarizes the computation of basic and diluted loss per share under the as-converted method:

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Income (loss) available for distribution	$3,361	$(9,040)
Income allocated to participating securities	(1,513)	—
Income (loss) available for distribution - basic	$1,848	$(9,040)
Adjustment for dilutive securities on net income:
Net income reallocated to participating securities	1,513	—
Income (loss) available for distribution - diluted	$3,361	$(9,040)

Weighted average number of shares
Basic shares outstanding	25,663	25,321
Dilutive effect related to employee stock plans	375	—
Dilutive effect related to preferred stock	21,021	—
Diluted shares outstanding	47,059	25,321

Net income (loss) per share - basic	$0.07	$(0.36)
Net income (loss) per share - diluted	$0.07	$(0.36)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Outstanding stock-based grants	—	307
Convertible preferred stock	—	21,021
	—	21,328

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

16.   Segment Information
Our principal business is providing postsecondary education. We also provide manufacturer-specific training and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the Other category. Our equity method investment and other non-Postsecondary Education operations are also included within the Other category. Corporate expenses are allocated to Postsecondary education and the Other category based on compensation expense. During three months ended December 31, 2018, Depreciation and amortization includes $0.7 million of amortization of assets subject to a financing obligation.
Summary information by reportable segment was as follows:

	Three Months Ended December 31,
	2019	2018
Revenues
Postsecondary education	$83,320	$79,224
Other	3,914	3,826
Consolidated	$87,234	$83,050
Income (loss) from operations
Postsecondary education	$4,601	$(6,231)
Other	(347)	(974)
Consolidated	$4,254	$(7,205)
Depreciation and amortization(1)
Postsecondary education	$2,971	$3,828
Other	42	47
Consolidated	$3,013	$3,875
Net loss
Postsecondary education	$5,031	$(6,839)
Other	(347)	(878)
Consolidated	$4,684	$(7,717)

	December 31, 2019	September 30, 2019
Goodwill
Postsecondary education	$8,222	$8,222
Other	—	—
Consolidated	$8,222	$8,222
Total assets
Postsecondary education	$375,364	$263,974
Other	6,697	6,552
Consolidated	$382,061	$270,526
(1) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.4 million for the three months ended December 31, 2019 and 2018, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

17.  Government Regulation and Financial Aid
Accreditation
Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions.  Accreditation by an ED-recognized accrediting agency is required for an institution to be certified to participate in Title IV Programs. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (ACCSC), a national accrediting agency recognized by ED.

We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards. Our campuses' grants of accreditation periodically expire and require renewal, see “Regulatory Environment - State Authorization and Regulation” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019 for further details. A school that is faithfully engaged in the renewal of accreditation process and is meeting all of the requirements of that process continues to be accredited if the school's term of accreditation has exceeded the period of time last granted by ACCSC.

In December 2019, ACCSC conducted a renewal of accreditation on-site evaluation at our Bloomfield, New Jersey campus, which resulted in zero findings. The campus will be considered for reaccreditation at the May 2020 Commission meeting.
State Authorization and Regulation
Each of our institutions must be authorized by the applicable state education agency where the institution is located to operate and offer a postsecondary education program to its students. Our institutions are subject to extensive, ongoing regulation by each of these states. See “Regulatory Environment - State Authorization and Regulation” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019. The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations and other operational matters. States often change their requirements in response to ED regulations or to implement requirements that may impact institutional and student success, and our institutions must respond quickly to remain in compliance. Also, from time to time, states may transition authority between state agencies and we must comply with the new state agency’s rules, procedures and other documentation requirements. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.

Regulation of Federal Student Financial Aid Programs
Accreditation & Academic Definitions. On January 7, 2019, ED released a set of draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees. The draft proposed regulations also cover additional topics, including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula for measuring the lengths of certain educational programs, the return of unearned Title IV funds received for students who withdraw before completing their educational programs, and the measurement of student academic progress. ED released additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittees in early 2019. The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations. On June 12, 2019, ED published proposed regulations on a portion of these issues (primarily those related to accreditation) in a notice of proposed rulemaking in the Federal Register for public

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

comment and to consider revisions to the regulations in response to the comments before publishing the final versions of the regulations. ED stated that it intends to publish proposed regulations on the remaining issues in a separate notice of proposed rulemaking, but did not indicate when it would publish these proposed changes. On November, 1, 2019, ED published the final regulations. The final regulations include revisions to the standards that accrediting agencies must meet to qualify for ED recognition and revisions to certain requirements pertaining to the reporting and disclosure of institutional information. The general effective date of the final regulations is July 1, 2020, and our process of reviewing the potential impact of the final regulations is continuing.

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

The November 1, 2016 regulations included revisions to ED’s standards that institutions must meet to be deemed financially responsible. Among other things, those 2016 regulations require institutions to notify ED within specified time frames for any one of an extensive list of events, actions or conditions that occur on or after July 1, 2017. See “Regulation of Federal Student Aid Programs - Defense to Repayment Regulations - Financial Protection Requirements” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019. In a March 15, 2019 electronic announcement, ED issued guidance regarding the implementation of some of the provisions of the November 1, 2016 regulations. The electronic announcement indicates that institutions have an ongoing responsibility to notify ED of subsequent actions, events or conditions. One such event is the planned closure of our Norwood, Massachusetts campus before the end of 2020, which we announced on February 18, 2019. The occurrence, and notification to ED, of such actions, events or conditions could result in ED recalculating our composite score and/or requiring us to submit a letter of credit in an amount to be calculated by ED and to agree to other conditions on our Title IV participation, which could have a material adverse effect on the Company. In May 2019, we submitted our formal notification to ED regarding the closure of our Norwood, Massachusetts campus. ED acknowledged receipt of the notice, but we have not received further response regarding our submission.

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

The final regulations published on September 23, 2019 with an effective date of July 1, 2020 continue to include a list of events that could result in ED determining an institution to fail ED’s financial responsibility standards and requiring a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements. The regulations establish revised lists of mandatory triggering events and of discretionary triggering events for which ED may determine that an institution is not able to meet its financial or administrative obligations if the events are likely to have a material adverse effect on the financial condition of the institution. The regulations require the institution to notify ED of the occurrence of a mandatory or discretionary event in accordance with procedures established by ED, typically within 10 days of the occurrence of the event with certain exceptions. ED may make a determination that an institution fails to meet the financial responsibility standards based on the occurrence of one or more mandatory or discretionary triggers and impose a letter of credit

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($’s in thousands, except per share amounts)

and/or other conditions upon the institution. See “Regulation of Federal Student Aid Programs - Defense to Repayment Regulations - Financial Protection Requirements” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.

Closed School Loan Discharges. ED published new regulations on September 23, 2019 that included proposed regulations on a variety of topics, including amendments to regulations related to the discharge of student loans based on the school’s closure or a false claim of high school completion under certain circumstances. The new regulations take effect on July 1, 2020, and apply to loans first disbursed on or after July 1, 2020. Among other things, the new regulations allows students to obtain a discharge if, among other requirements, they were enrolled not more than 180 days before the campus closed. ED has the authority to extend the 180-day period for extenuating circumstances. The borrower also must certify that the student has not accepted the opportunity to complete, or is not continuing in, the program of study or comparable program through either an institutional teach-out plan performed by the school or a teach-out agreement at another school, approved by the school’s accrediting agency and, if applicable, state licensing agency. ED also has the authority to discharge on its own initiative the loans of qualified borrowers without a borrower application if the borrower did not subsequently re-enroll in any Title IV eligible institution within three years from the date the school closed. The September 23, 2019 regulations limit this authority to schools that close between November 1, 2013 and July 1, 2020. On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications, and its last class group of students started on March 18, 2019. The campus is expected to close before the end of fiscal year 2020, after the July 1, 2020 effective date of the regulations. We intend to teach out all of the students currently enrolled at the campus, although certain students may elect to withdraw before graduation, and we cannot predict the number of any students who might withdraw prior to the closure of the campus and potentially qualify for a loan discharge.
An electronic announcement published by ED on November 25, 2019 stated that ED was about to begin issuing letters assessing closed school loan discharge liabilities against schools pursuant to the 2016 borrower defense regulations. The letter stated that such schools would be given an opportunity to request reconsideration by submitting written evidence to show that the determination is unwarranted. UTI has not received any such assessment letters from ED.

Compliance with Regulatory Standards and Requests. As described in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019, in connection with the issuance of our Series A Preferred Stock, effective July 2016 ED requested the submission of bi-weekly cash flow projection reports and a monthly student roster. On February 28, 2018, ED notified us that the cash flow projection reports would be required on a monthly basis instead of the previously requested bi-weekly basis. This special reporting will continue until we are otherwise notified by ED.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report on Form 10-Q and those in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2019 Annual Report on Form 10-K and included in Part II, Item 1A of this Report on Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

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
2020 Overview

Operations

Increased student population levels and new student starts resulted in an increase of 3.3% in our average undergraduate full-time enrollment to 11,600 students for the three months ended December 31, 2019. We started 1,594 students during the three months ended December 31, 2019, which was an increase of 7.7% from the prior year comparable period, excluding the impact of the Norwood, Massachusetts campus. The increase in starts was primarily the result of the transformation plan initiatives and continued execution of the metro campus strategy.

Our revenues for the three months ended December 31, 2019 were $87.2 million, an increase of $4.2 million, or 5.0%, from the comparable period in the prior year. We had operating income of $4.3 million compared to an operating loss of $7.2 million for the same period in the prior year. The improvement in our operating results was due to the increase in revenue and decrease in expense, which was partially caused by the $4.0 million consultant termination fee expense recognized in the first fiscal quarter of 2019. Our results of operations were impacted by the opening of our new campus in Bloomfield, New Jersey in August 2018, and the process to exit the Norwood, Massachusetts campus to be completed by the end of fiscal 2020, as follows.

•
For the three months ended December 31, 2019 and 2018, the Bloomfield, New Jersey campus had revenues of $4.1 million and $1.9 million, respectively, and direct costs of $2.4 million and $2.0 million, respectively. We incurred net income of $1.8 million compared to a net operating loss of less than $0.1 million for the comparable period in the prior year.

•
For the three months ended December 31, 2019 and 2018, the Norwood, Massachusetts campus had revenues of $0.8 million and $2.5 million, respectively, and direct costs of $1.6 million and $2.5 million, respectively. We incurred a net loss of $0.8 million compared to a net operating loss of less than $0.1 million for the comparable period in the prior year. For further discussion, see the Current Report on Form 8-K filed with the SEC on February 19, 2019. See Note 5 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion of postemployment benefits.

During 2018, we announced and began implementation of a multi-year transformation plan. This plan included opportunities for growth with select investments in marketing, admissions and student services. During 2019 and continuing into the first quarter of 2020, we realized measurable benefits from the transformation plan, and we continued to refine and execute on these opportunities. We continue to focus on the transformation plan and existing key strategies, including:

•	Expanding into new geographic markets either organically or through strategic acquisitions;

•
Offering new programs, such as expanding our welding program to our Dallas Ft. Worth, Texas campus in fiscal 2019, and to our Houston, Texas campus in fiscal 2020, and offering associate level degree programs at additional campus locations;

•	Maintaining and expanding relationships with OEM partners and other employers to provide career opportunities and tuition reimbursement for our graduates;

•	Identifying and executing on a variety of affordability initiatives for our students, including employer financial support and institutional scholarships and grants;

•	Shifting perceptions and building advocacy with key policy makers and influencers; and

•	Rationalizing and optimizing our real estate footprint to improve utilization and reduce cost.

Graduate Employment

Our consolidated graduate employment rate for our fiscal 2019 graduates as of December 31, 2019 was modestly lower than the rate at the same time in the prior year. The rate was unchanged for our Automotive and Diesel Technology programs. The rate declined for our Marine, Motorcycle, CNC and Welding programs. The rate increased for our Collision Repair program.

Regulatory Environment

See Note 17 "Government Regulation and Financial Aid" of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for discussion of the regulatory environment.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2019	2018
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	49.2%	55.1%
Selling, general and administrative	46.0%	53.6%
Total operating expenses	95.2%	108.7%
Income (loss) from operations	4.8%	(8.7)%
Interest income	0.4%	0.5%
Interest expense	—%	(1.0)%
Other income, net	0.2%	—%
Total other income (expense), net	0.6%	(0.5)%
Income (loss) before income taxes	5.4%	(9.2)%
Income tax expense	0.1%	0.2%
Net income (loss)	5.3%	(9.4)%
Preferred stock dividends	1.5%	1.6%
Income (loss) available for distribution	3.8%	(11.0)%

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Revenues. Our revenues for the three months ended December 31, 2019 were $87.2 million, an increase of $4.2 million, or 5.0%, as compared to revenues of $83.1 million for the three months ended December 31, 2018. Our average full-time student enrollment increased 3.3%, additionally, there were tuition rate increases of up to 3.0%, depending on the program. Our Bloomfield, New Jersey campus contributed revenues of $4.1 million, an increase of $2.2 million from the same period in the prior year. Our Norwood, Massachusetts campus contributed revenues of $0.8 million, a decrease of $1.7 million from the same period in the prior year. We recognized $1.9 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended December 31, 2019 as compared to $1.7 million for the three months ended December 31, 2018.

Educational services and facilities expenses. Our educational services and facilities expenses were $42.9 million for the three months ended December 31, 2019, which represents a decrease of $2.8 million as compared to $45.7 million for the three months ended December 31, 2018.

The following table sets forth the significant components of our educational services and facilities expenses:

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Salaries expense	$19,270	$20,096
Employee benefits and tax	3,041	3,960
Bonus expense	185	168
Compensation and related costs	22,496	24,224
Depreciation and amortization expense	2,966	3,775
Occupancy costs	9,838	9,027
Other educational services and facilities expense	3,151	3,374
Contract service expense	709	1,040
Student expense	605	784
Taxes and licensing expense	654	902
Supplies and maintenance expense	2,457	2,609
	$42,876	$45,735
Compensation and related costs decreased $1.7 million for the three months ended December 31, 2019.

•	Salaries expense decreased $0.8 million for the three months ended December 31, 2019. The decrease was attributable to lower headcount compared to the prior year.

•
Employee benefits and tax decreased $1.0 million for three months ended December 31, 2019. The decrease was due to lower headcount and lower cost per employee from implementing new benefit plans in the first quarter of fiscal 2020.

Depreciation and amortization expense decreased $0.8 million for the three months ended December 31, 2019, due to the adoption of ASU 2016-02, Leases (Topic 842) effective October 1, 2019, which removed from property and equipment the assets financed by finance obligations, and thereafter the related deprecation is no longer included.
Occupancy costs increased $0.8 million for the three months ended December 31, 2019. The increase for the three months ended was primarily attributed to the adoption ASU 2016-02, Leases (Topic 842) effective October 1, 2019.
Student expense decreased $0.2 million for the three months ended December 31, 2019. The decrease was attributed to decline in student housing costs.
Taxes and licensing decreased $0.2 million for the three months ended December 31, 2019. The decrease was attributed to decline in real estate property taxes from exiting the Norwood, Massachusetts campus.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2019 was $40.1 million. This represents a decrease of $4.4 million, as compared to $44.5 million for the three months ended December 31, 2018.
The following table sets forth the significant components of our selling, general and administrative expenses:

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Salaries expense	$15,670	$14,911
Employee benefits and tax	3,096	3,531
Bonus expense	4,004	2,662
Stock-based compensation	14	694
Compensation and related costs	22,784	21,798
Advertising expense	9,453	10,583
Contract services expense	1,120	5,453
Depreciation and amortization expense	370	381
Professional services expense	1,019	682
Other selling, general and administrative expenses	5,358	5,623
	$40,104	$44,520
Compensation and related costs increased $1.0 million for the three months ended December 31, 2019:

•
Salaries expense increased by $0.8 million for the three months ended December 31, 2019. The increase was primarily attributable to cost from the October 2019 retirement of Kimberly J. McWaters, our former President and Chief Executive Officer. The increase was partially offset by lower headcount compared to the prior year.

•
Employee benefits and tax decreased $0.4 million for the three months ended December 31, 2019. The decrease was due to lower headcount and lower cost per employee from implementing new benefit plans in the first quarter of fiscal 2020.

•	Bonus expense increased by $1.3 million for the three months ended December 31, 2019. The increase in bonus expense was the result of improved Company performance.
Advertising expense decreased $1.1 million for the three months ended December 31, 2019. The decrease was attributable to a change in spending pattern versus the prior year.
Contract services expense decreased $4.4 million for the three months ended December 31, 2019. The decrease was attributable to the $4.0 million consultant termination fee recognized in the first fiscal quarter of 2019.
Professional services expenses increased $0.3 million for the three months ended December 31, 2019. The increase was attributed to expenses incurred for strategic initiatives and efforts to adopt new accounting pronouncements and use of outside counsel for certain legal matters.

Income taxes. Our income tax expense for the three months ended December 31, 2019 was $0.1 million, or 1.8% of pre-tax income, compared to $0.1 million, or 1.8% of pre-tax loss, for the three months ended December 31, 2018. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of state taxes and changes in the valuation allowance. We recorded a full valuation allowance against the deferred tax assets as of December 31, 2019 and December 31, 2018.  The changes in the valuation allowance for the three months ended December 31, 2019 and December 31, 2018 correspond to the changes in the deferred tax assets, which were mainly attributable to the decrease or increase in net operating loss carryforwards, respectively.

Preferred stock dividends. On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $1.3 million for the three months ended December 31, 2019 and 2018.

Net income (loss) available for distribution. Net income (loss) available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported net income available for distribution for the three months ended December 31, 2019 of $3.4 million, and a loss available for distribution of $9.0 million, for the three months ended December 31, 2018.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (EBITDA) for the three months ended December 31, 2019 were $7.8 million, compared to a loss of $2.9 million for the three months ended December 31, 2018.

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

EBITDA reconciles to net income (loss), as follows:

	Three Months Ended December 31,
	2019	2018

Net income (loss)	$4,684	$(7,717)
Interest income	(336)	(403)
Interest expense	—	814
Income tax expense	84	133
Depreciation and amortization (1)	3,342	4,258
EBITDA	$7,774	$(2,915)
(1)Includes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.4 million for the three months ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents were $70.5 million as of December 31, 2019, an increase of $5.1 million from September 30, 2019.

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

On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock. On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering were primarily used to fund strategic initiatives to drive growth, including the transformation plan, expansion to new markets with metro campuses and the creation of new programs in existing markets with under-utilized campus facilities. We may also use the proceeds or other funds for strategic acquisitions that complement our core business. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents and investments on hand or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity. We paid preferred stock cash dividends of $5.3 million during the year ended September 30, 2019. We accrued preferred stock cash dividends of $1.3 million as of December 31, 2019. Currently, we do not have a credit facility agreement or bank debt.

Our principal source of liquidity is operating cash flows and existing cash and cash equivalents. A majority of our revenues are derived from Title IV Programs and various veterans benefits programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of 30-week periods. Loan funds are generally provided in two disbursements for each academic year. The first disbursement for first-time borrowers is usually received 30 days after the start of a student’s academic year, and the second disbursement is typically received at the beginning of the 16th week from the start of the student’s academic year. Under our proprietary loan program, we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Operating Activities

Our net cash provided by operating activities was $7.1 million and $4.4 million for the three months ended December 31, 2019 and 2018, respectively.

The cash provided by operating activities for the three months ended December 31, 2019 was attributable to net income of $4.7 million, plus $9.4 million for net non-cash and other items, partially offset by cash outflows from changes in our operating assets and liabilities of $7.0 million.

The changes in our operating assets and liabilities were primarily attributable to the following:

•	The decrease in receivables resulted in a cash inflow of $4.1 million and was primarily attributable to the timing of Title IV disbursements and other cash receipts on behalf of our students;

•	The decrease in accounts payable and accrued expenses resulted in a cash outflow of $1.9 million primarily related to the timing of payments for payroll and bonuses;

•	The decrease in lease liability resulted in a cash outflow of $6.5 million for rent payments; and

•	The decrease in other liabilities resulted in a cash outflow of $1.1 million due to timing of payments for incentive compensation.

The cash provided by operating activities for the three months ended December 31, 2018 was attributable to $5.3 million for net non-cash and other items, and cash inflows of $6.8 million related to the change in our operating assets and liabilities, partially offset by a net loss of $7.7 million.

The changes in our operating assets and liabilities were primarily attributable to the following:

•	The decrease in receivables resulted in a cash inflow of $6.2 million and was primarily attributable to the timing of Title IV disbursements and other cash receipts on behalf of our students;

•
The increase in deferred revenue resulted in a cash inflow of $3.1 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at December 31, 2018, as compared to September 30, 2018;

•	The decrease in accounts payable and accrued expenses resulted in a cash outflow of $1.6 million primarily related to the timing of payments; and

•	The increase in prepaid expenses and other current assets resulted in a cash outflow of $1.2 million primarily related to the timing of payments.

Investing Activities

During the three months ended December 31, 2019, cash used in investing activities was $1.7 million. The cash outflow was primarily related to the purchase of property and equipment primarily for our Houston, Texas campus for welding, new and replacement training equipment for ongoing operations and consolidation efforts at our Exton, Pennsylvania campus.

During the three months ended December 31, 2018, cash used in investing activities was $2.7 million related to the purchase of property and equipment, primarily related to purchases for our Dallas/Ft. Worth, Texas campus for welding, new and replacement training equipment for ongoing operations and consolidation efforts at our Houston, Texas campus.

Financing Activities

During the three months ended December 31, 2019, cash used in financing activities was $0.5 million and related primarily to payment of payroll taxes on stock based compensation.

During the three months ended December 31, 2018, cash used in financing activities was $0.4 million and related primarily to payments on our financing obligations.

Seasonality and Trends

Our operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Our student population varies as a result of new student enrollments, graduations and student attrition. Historically, we have had lower student populations in our third quarter than in the remainder of our year because fewer students are enrolled during the summer months. Additionally, we have had higher student populations in our fourth quarter than in the remainder of the year because more students enroll during this period. Our expenses, however, do not vary significantly with changes in student population and revenues, and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. However, such patterns may change as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions. Furthermore, our revenues for the first quarter ending December 31, 2019 were impacted by the closure of our campuses for a week in December for a holiday break and during which we do not earn revenue.

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019, except as disclosed in Note 3 to our condensed consolidated financial statements within Part I, Item 1 of this Report on Form 10-Q.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 to our condensed consolidated financial statements within Part I, Item 1 of this Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since September 30, 2019. For a discussion of our exposure to market risk, refer to our 2019 Annual Report on Form 10-K, filed with the SEC on December 6, 2019.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended December 31, 2019, except for new internal controls related to the ASC 842 that have been implemented, including internal controls related to a new enterprise-wide lease accounting system, as well as modified internal controls related to the collection, recording, and accounting for leases in accordance with ASC 842.
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
Item 1A. RISK FACTORS
In addition to the other information set forth in this Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019, which could materially affect our business, financial condition or operating results. The risks described in this Report on Form 10-Q and in our 2019 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of December 31, 2019, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the quarter ended December 31, 2019, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended December 31, 2019. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
October 1-31, 2019	—	$—	—	$—
November 1-30, 2019	—	$—	—	$—
December 1-31, 2019	67,967	$5.61	—	$—
Total	67,967	$5.61	—	$—

Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.
Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Number	Description
10.1
Retirement Agreement and Release of Claims, dated October 31, 2019, by and between the Registrant and Kimberly J. McWaters, as amended. (Incorporated by reference to Exhibit 10.16 to the Form 10-K filed by the Registrant on December 6, 2019.)

10.2	Employment Agreement, dated November 1, 2019, by and between the Registrant and Jerome A. Grant. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Registrant on October 21, 2019.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101
Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Loss; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 7, 2020

UNIVERSAL TECHNICAL INSTITUTE, INC.

By: /s/ Jerome A. Grant
Jerome A. Grant
Chief Executive Officer