Form 10-Q
period 2020-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2020-05-08
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 30, 2020, there were 32,605,135 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed new programs; scheduled openings of new campuses and campus expansions; expectations that regulatory developments or agency interpretations of such regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity and anticipated timing for ongoing regulatory initiatives; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	March 31, 2020	September 30, 2019
Assets
Cash and cash equivalents	$76,606	$65,442
Restricted cash	14,235	15,113
Held-to-maturity investments	41,510	—
Receivables, net	23,771	17,937
Notes receivable, current portion	5,105	5,227
Prepaid expenses	7,126	7,054
Other current assets	6,906	7,331
Total current assets	175,259	118,104
Property and equipment, net	74,024	104,126
Goodwill	8,222	8,222
Notes receivable, less current portion	29,322	29,852
Right-of-use assets for operating leases	136,784	—
Other assets	9,516	10,222
Total assets	$433,127	$270,526
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$49,121	$45,878
Deferred revenue	36,754	42,886
Accrued tool sets	2,942	2,586
Operating lease liability, current portion	25,453	—
Financing obligation, current portion	—	1,554
Other current liabilities	1,341	3,940
Total current liabilities	115,611	96,844
Deferred tax liabilities, net	674	329
Deferred rent liability	—	10,326
Financing obligation	—	39,161
Operating lease liability	124,873	—
Other liabilities	6,913	9,578
Total liabilities	248,071	156,238
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 32,687 and 32,499 shares issued	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 700 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	140,086	187,493
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 82 and 6,865 shares	(365)	(97,388)
Retained deficit	(23,521)	(44,673)
Total shareholders’ equity	185,056	114,288
Total liabilities and shareholders’ equity	$433,127	$270,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues	$82,717	$81,746	$169,951	$164,796
Operating expenses:
Educational services and facilities	42,909	45,822	85,785	91,557
Selling, general and administrative	40,307	41,504	80,411	86,024
Total operating expenses	83,216	87,326	166,196	177,581
(Loss) income from operations	(499)	(5,580)	3,755	(12,785)
Other (expense) income:
Interest income	347	392	683	795
Interest expense	(3)	(808)	(3)	(1,622)
Equity in earnings of unconsolidated affiliate	—	101	—	198
Other (expense) income, net	(507)	721	(329)	656
Total other (expense) income, net	(163)	406	351	27
(Loss) income before income taxes	(662)	(5,174)	4,106	(12,758)
Income tax benefit (expense)	10,804	(89)	10,720	(222)
Net income (loss)	$10,142	$(5,263)	$14,826	$(12,980)
Preferred stock dividends	1,309	1,295	2,632	2,618
Income (loss) available for distribution	$8,833	$(6,558)	$12,194	$(15,598)

Earnings per share (See Note 16):
Net income (loss) per share - basic	$0.18	$(0.26)	$0.25	$(0.61)
Net income (loss) per share - diluted	$0.18	$(0.26)	$0.25	$(0.61)

Weighted average number of shares outstanding:
Basic	28,379	25,412	27,013	25,366
Diluted	49,665	25,412	48,341	25,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2019	32,499	$3	700	$—	$187,493	$68,853	(6,865)	$(97,388)	$(44,673)	$114,288
Net income	—	—	—	—	—	—	—	—	4,684	4,684
Cumulative effect from adoption of ASC 842	—	—	—	—	—	—	—	—	9,107	9,107
Issuance of common stock under employee plans	179	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(68)	—	—	—	(497)	—	—	—	—	(497)
Stock-based compensation	—	—	—	—	14	—	—	—	—	14
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2019	32,610	$3	700	$—	$187,010	$68,853	(6,865)	$(97,388)	$(32,205)	$126,273
Net income	—	—	—	—	—	—	—	—	10,142	10,142
Adjustment for the adoption of ASC 842	—	—	—	—	—	—	—	—	(149)	(149)
Issuance of common stock under employee plans	81	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(4)	—	—	—	(30)	—	—	—	—	(30)
Stock-based compensation	—	—	—	—	992	—	—	—	—	992
Shares issued for equity offering	—	—	—	—	(47,886)	—	6,783	97,023	—	49,137
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,309)	(1,309)
Balance as of March 31, 2020	32,687	$3	700	$—	$140,086	$68,853	(82)	$(365)	$(23,521)	$185,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2018	32,169	$3	700	$—	$186,732	$68,853	(6,865)	$(97,388)	$(31,555)	$126,645
Net loss	—	—	—	—	—	—	—	—	(7,717)	(7,717)
Issuance of common stock under employee plans	99	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(38)	—	—	—	(118)	—	—	—	—	(118)
Stock-based compensation	—	—	—	—	694	—	—	—	—	694
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2018	32,230	$3	700	$—	$187,308	$68,853	(6,865)	$(97,388)	$(40,595)	$118,181
Net loss	—	—	—	—	—	—	—	—	(5,263)	(5,263)
Issuance of common stock under employee plans	134	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(2)	—	—	—	(7)	—	—	—	—	(7)
Stock-based compensation	—	—	—	—	618	—	—	—	—	618
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,295)	(1,295)
Balance as of March 31, 2019	32,362	$3	700	$—	$187,919	$68,853	(6,865)	$(97,388)	$(47,153)	$112,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$14,826	$(12,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,894	6,614
Amortization of assets subject to financing obligation	—	1,341
Amortization of right-of-use assets for operating leases	11,840	—
Bad debt expense	571	554
Stock-based compensation	1,006	1,312
Deferred income taxes	345	—
Equity in earnings of unconsolidated affiliate	—	(198)
Training equipment credits earned, net	419	473
Other losses, net	227	193
Changes in assets and liabilities:
Receivables	3,058	9,652
Prepaid expenses	(1,347)	(730)
Other assets	16	738
Notes receivable	652	743
Accounts payable and accrued expenses	4,784	(2,154)
Deferred revenue	(6,132)	(1,754)
Income tax (receivable) payable	(10,893)	342
Accrued tool sets and other current liabilities	11	644
Deferred rent liability	—	(1,738)
Lease liability	(12,734)	—
Other liabilities	(1,646)	(244)
Net cash provided by operating activities	10,897	2,808
Cash flows from investing activities:
Purchase of held-to-maturity securities	(41,562)	—
Purchase of property and equipment	(5,164)	(4,782)
Proceeds from disposal of property and equipment	32	8
Return of capital contribution from unconsolidated affiliate	142	133
Net cash used in investing activities	(46,552)	(4,641)
Cash flows from financing activities:
Proceeds from equity offering	49,137	—
Payment of preferred stock cash dividend	(2,632)	(2,618)
Payment of financing obligation and finance leases	(37)	(639)
Payment of payroll taxes on stock-based compensation through shares withheld	(527)	(125)
Net cash provided by (used in) financing activities	45,941	(3,382)
Change in cash, cash equivalents and restricted cash	10,286	(5,215)
Cash and cash equivalents, beginning of period	65,442	58,104
Restricted cash, beginning of period	15,113	14,055
Cash, cash equivalents and restricted cash, beginning of period	80,555	72,159
Cash and cash equivalents, end of period	76,606	52,925
Restricted cash, end of period	14,235	14,019
Cash, cash equivalents and restricted cash, end of period	$90,841	$66,944

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2020	2019

Supplemental disclosure of cash flow information:
Taxes refunded	$(172)	$(120)
Interest paid	3	1,662
Training equipment obtained in exchange for services	250	386
Depreciation of training equipment obtained in exchange for services	678	742
Change in accrued capital expenditures during the period	111	1,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of the Business

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as well as welders and computer numerical control (“CNC”) machining technicians as measured by total average undergraduate full-time enrollment and graduates. We offer certificate, diploma or degree programs at 13 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute, Marine Mechanics Institute and NASCAR Technical Institute. We also offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 54 years.

We work closely with leading original equipment manufacturers (“OEMs”) and employers to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965 (“HEA”), as amended, as well as from various veterans benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 18 on “Government Regulation and Financial Aid” included in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.
Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.

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

Note 3 - Recent Accounting Pronouncements

Effective the First Quarter of Fiscal 2020

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which amended the FASB Accounting Standards Codification (“ASC”) by creating ASC 842 to replace ASC 840. ASU 2016-02 requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. It also allows

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

lessors to elect not to separate lease and non-lease components when certain conditions are met. In March 2019, the FASB issued ASU 2019-01, Lease (Topic 842): Codification Improvements. ASU 2019-01 clarifies certain items regarding lessor accounting. It also clarifies the interim disclosure requirements during transition.

The new guidance in ASC 842 also provides a package of transition practical expedients that allow an entity to not reassess (1) whether any expired or existing contracts contain a lease, (2) the lease classification of any expired or existing lease, and (3) initial direct costs for any existing lease. We adopted ASC 842 effective October 1, 2019, and elected the package of transition practical expedients. We also elected additional transitional practical expedients that allow an entity to not reassess land easements not previously addressed under ASC 840 and to not recognize on the balance sheet leases with terms of less than 12 months. We are using the modified retrospective method without the recasting of comparative periods’ financial information. We did not elect the practical expedient to use hindsight in determining a lease term of the ROU assets at the adoption date. As a result of adopting the new standard, we recognized an operating lease liability of $163.0 million and an operating lease ROU asset of $148.6 million on October 1, 2019. The change resulted in the de-recognition of approximately $0.9 million of other assets and $15.3 million of other liabilities. The standard did not materially impact our condensed consolidated statements of operations and cash flows.

In addition, we have two build-to-suit leases that were accounted for as financing obligations and related assets because we had continued involvement in the related facility after the construction period was completed. The financing obligations are now classified as operating leases in accordance with the new standard as of the transition date, including recognition of operating lease ROU assets and lease liabilities. The change resulted in the de-recognition of approximately $40.7 million existing deferred financing obligations and $31.6 million in related assets. The net impact of the de-recognition and the adoption of ASC 842 as of October 1, 2019 was an increase in stockholders’ equity of approximately $9.1 million, with a subsequent adjustment during the three months ended March 31, 2020, which reduced the impact to stockholders’ equity by $0.1 million. The transition also resulted in the recognition of rent expense, which was previously reported as interest expense under the former guidance.

Fair Value Measurement

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

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and other Internal-use Software (Subtopic 350-40). ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement (“CCA”) that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. Early adoption was permitted. The effect of this new standard on our consolidated financial statements will be dependent on our entry into any future cloud computing arrangements.
Effective the First Quarter of Fiscal 2021

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. In April 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which provides transition relief to entities adopting ASU 2016-13. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Effective the First Quarter of Fiscal 2022

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

Note 4 - Revenue from Contracts with Customers
Nature of Goods and Services
Postsecondary Education
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in ASC 606, Revenue from Contracts from Customers. Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.
Additionally, certain students participate in a proprietary loan program that extends repayment terms for their tuition.  We purchase said loans from the lender and, based on historical collection rates, believe a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on the amount we expect to collect, and we recognize these revenues ratably over the term of the course or program offered.
Other
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
Contract Balances
Contract assets primarily relate to our rights to consideration for work completed in relation to our services performed but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. Currently, we do not have any contract assets that have not transferred to a receivable. The contract liabilities primarily relate to service contracts where we received payments but we have not yet satisfied the related performance obligations. The advance consideration received from customers for the services is a contract liability until services are provided to the customer.
The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2020	September 30, 2019
Receivables, which includes tuition and notes receivable	$40,665	$44,629
Contract liabilities	$36,754	$42,886

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

During the six months ended March 31, 2020, the contract liabilities balance included decreases for revenues recognized during the period and increases related to new students who started school during the period.
Transaction Price Allocated to the Remaining Performance Obligations
Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our undergraduate programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration.

Impacts of COVID-19

On March 19, 2020, we suspended all in person classes at our 13 campuses nationwide for the safety and protection of our students and staff, to help slow the spread of COVID-19 and to comply with state and local orders and restrictions. Upon the suspension of all in person classes, we provided all students with the opportunity to take a leave of absence. On March 25, 2020, we began offering the classroom portion of our training online so that students who elected to remain enrolled in the program could continue their education from home. As our training is a combination of classroom lectures and hands-on labs, there is a portion of most classes that cannot be delivered online and needs to be completed in the campus lab. While the lab portion of these classes is delayed due to the closure of our campuses, we presently believe that most students will still be able to complete their undergraduate training programs within the normal timeframe, and we continue to recognize revenue ratably over the term of the course or program offered.

During the three months ended March 31, 2020, we deferred revenue of $0.3 million for the students who would have graduated between April 1, 2020 and May 1, 2020 as the lab portion of their final class, or classes, could not be completed due to campus closures as a result of COVID-19. It is expected that these students will be given priority to complete the required lab portions of their classes when campus locations are opened again.

Note 5 - Postemployment Benefits

On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications. The last group of students started on March 18, 2019, and the campus is expected to close before the end of fiscal year 2020. We expect the postemployment benefits will total approximately $0.9 million when the campus closes in 2020.

Additionally, we periodically enter into agreements that provide postemployment benefits to personnel whose employment is terminated. On October 21, 2019, we announced the retirement of our President and Chief Executive Officer, Kimberly J. McWaters, effective October 31, 2019. During the six months ended March 31, 2020, we incurred postemployment benefit charges of $1.5 million and paid cash of $1.1 million, in accordance with Ms. McWaters’ Retirement Agreement and Release of Claims, dated October 31, 2019.

The postemployment benefit liability, which is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in 2021.

The activity for the postemployment benefit liability for the six months ended March 31, 2020 was as follows:

	Severance	Other	Total
Balance accrued at beginning of period	$721	$32	$753
Postemployment benefit charges	1,861	34	1,895
Cash paid	(1,398)	(32)	(1,430)
Other non-cash adjustments (a)	59	(21)	38
Balance accrued at end of period	$1,243	$13	$1,256
(a) Primarily relates to the reclassification of benefits between severance and other benefits.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6 - Investments

During the second quarter of 2020, we raised approximately $49.5 million in net proceeds from an underwritten public offering of shares of our common stock. See Note 15 for further details on the equity offering. We invested a portion of the proceeds from the equity offering in held-to-maturity securities, which primarily consist of corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intention to hold these investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost.

The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity at March 31, 2020 were as follows:

		Gross Unrealized		Estimated Fair
Due in less than 1 year:	Amortized Cost	Gains	Losses	Market Value
Corporate bonds	$41,510	$—	$(233)	$41,277
Total as of March 31, 2020	$41,510	$—	$(233)	$41,277

Investments are exposed to various risks, including interest rate, market and credit risk. As a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the condensed consolidated financial statements.

Note 7 - Fair Value Measurements
The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers:
Level 1: Defined as quoted market prices in active markets for identical assets or liabilities.
Level 2: Defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3: Defined as unobservable inputs that are not corroborated by market data.
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (a)	$35,840	$35,840	$—	$—
Notes receivable (b)	34,427	—	—	34,427
Corporate bonds (c)	41,277	41,277	—	—
Municipal bonds, treasury bills, and other (a)	17,074	17,074	—	—
Total assets at fair value on a recurring basis	$128,618	$94,191	$—	$34,427

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

		Fair Value Measurements Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds and corporate bonds (d)	$37,794	$37,794	$—	$—
Notes receivable (b)	35,079	—	—	35,079
Total assets at fair value on a recurring basis	$72,873	$37,794	$—	$35,079

(a) Money market funds, municipal bonds, treasury bills and other highly liquid investments are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheet as of March 31, 2020.
(b) Notes receivable relate to our proprietary loan program.
(c) Corporate bonds are reflected as “Held-to-maturity investments” in our condensed consolidated balance sheet as of March 31, 2020.
(d) Money market funds and corporate bonds are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheet as of September 30, 2019.

Note 8 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	March 31, 2020	September 30, 2019
Land	—	$3,189	$3,189
Buildings and building improvements	3-35	26,547	82,653
Leasehold improvements	1-28	68,075	53,020
Training equipment	3-10	95,114	96,737
Office and computer equipment	3-10	35,860	35,927
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	11,354	11,354
Vehicles	5	1,533	1,454
Right-of-use assets for finance leases	Various	350	—
Construction in progress	—	3,859	1,631
		265,573	305,657
Less: Accumulated depreciation and amortization		(191,549)	(201,531)
		$74,024	$104,126

As previously discussed in Note 3, the adoption of ASC 842 as of October 1, 2019 resulted in the de-recognition of the assets associated with our financing obligations, which were previously included in “Buildings and building improvements.” In addition, certain items related to the build-to-suit leases in “Buildings and building improvements” were reclassified to “Leasehold improvements” as part of the adoption of ASC 842. The following amounts, which are included in the above table, represented assets financed by financing obligations as of September 30, 2019:

September 30, 2019
Assets financed by financing obligations, gross	$45,816
Less accumulated depreciation and amortization	(14,208)
Assets financed by financing obligations, net	$31,608

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9 - Goodwill
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
On March 19, 2020, we suspended all in person classes at our 13 campuses nationwide for the safety and protection of our students and staff, to help slow the spread of COVID-19, and to comply with state and local orders and restrictions. Upon the suspension of all in person classes, we provided all students with the opportunity to take a leave of absence. On March 25, 2020, we began offering the classroom portion of our training online so that students who elected to remain enrolled in the program could continue their education from home. As a result of the change in the delivery of our training programs, we performed a qualitative analysis for goodwill impairment as of March 31, 2020. No impairment indicators were identified as a result of the qualitative analysis as of March 31, 2020.
Our goodwill balance of $8.2 million as of March 31, 2020 resulted from the acquisition of our motorcycle and marine education business in Florida in 1998 and relates to our Postsecondary Education segment.

Note 10 - Investment in Unconsolidated Affiliate

In 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (“JV”) related to the lease of our Lisle, Illinois campus facility. In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting. We recognize our proportionate share of the JV's net income or loss during each accounting period and any return of capital as a change in our investment.

Investment in unconsolidated affiliate consisted of the following and is included within “Other assets” on our condensed consolidated balance sheets:

	March 31, 2020		September 30, 2019
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,401	27.972%	$4,338	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Six Months Ended March 31,
	2020	2019
Balance at beginning of period	$4,338	$4,206
Equity in earnings of unconsolidated affiliate	205	198
Return of capital contribution from unconsolidated affiliate	(142)	(133)
Balance at end of period	$4,401	$4,271

Through September 30, 2019, the activity from equity in earnings of the unconsolidated affiliate was included in “Other (expense) income, net” on the condensed consolidated statements of operations. In conjunction with the adoption of ASC 842, as previously described in Note 3, beginning October 1, 2019, the activity is included in “Educational services and facilities” on the condensed consolidated statements of operations.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 11 - Leases
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

Some of the facility leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. There are no early termination with penalties, residual value guarantees, restrictions or covenants imposed by our facility leases.

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
The components of lease expense are included in “Educational services and facilities” and “Selling, general and administrative” on the condensed consolidated statement of operations, with the exception of interest on lease liabilities, which is included in “Interest expense.” The components of lease expense during the three and six months ended March 31, 2020 were as follows:

Lease Expense	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease expense (a)	$7,462	$14,984
Finance lease expense:
Amortization of leased assets	38	38
Interest on lease liabilities	3	3
Variable lease expense	1,180	2,179
Sublease income	(156)	(507)
Total net lease expense	$8,527	$16,697

(a) Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three and six months ended March 31, 2020.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Supplemental balance sheet, cash flow and other information related to our leases was as follows:

Leases	Classification	As of March 31, 2020
Assets:
Operating lease assets	Right-of-use assets for operating leases	$136,784
Finance lease assets	Property and equipment, net (a)	312
Total leased assets		$137,096

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$25,453
Finance lease liabilities	Other current liabilities	124
Noncurrent
Operating lease liabilities	Operating lease liability	124,873
Finance lease liabilities	Other liabilities	189
Total lease liabilities		$150,639

(a) Finance lease assets are recorded net of accumulated amortization of $37.9 thousand as of March 31, 2020.

Supplemental Disclosure of Cash Flow Information and Other Information	Six Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,734
Operating cash flows from finance leases	3
Financing cash flows from finance leases	37

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$21
Leases assets obtained in exchange for new finance lease liabilities	205

Lease Term and Discount Rate	As of March 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	8.54
Finance leases	2.52

Weighted average discount rate:
Operating leases	4.16%
Finance leases	3.08%

During the three months ended March 31, 2020, we discovered that the deferred loss related to two sale-and-leaseback transactions previously accounted for under ASC 840 was not addressed in the initial ASC 842 implementation. Under ASC 842, if a previously successful sale-and-leaseback transaction was accounted for as a sale and operating leaseback under ASC 840, as long as the sale and the leaseback were at fair value and market terms, respectively, the lessee should recognize the

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

deferred gain or loss as a cumulative-effect adjustment to equity if the sale occurred before the date of initial application. As all of these conditions were met, we recorded an additional adjustment to retained earnings of $0.1 million during the three months ended March 31, 2020 to recognize the deferred loss for the two previous sale-and leaseback transactions. There were no other modifications or reassessments of operating or finance leases during the three and six months ended March 31, 2020.

Maturities of lease liabilities were as follows:

	As of March 31, 2020
Years ending September 30,	Operating Leases	Finance Leases
Remainder of 2020	$15,103	$65
2021	28,391	132
2022	26,245	107
2023	15,629	21
2024	14,492	—
2025 and thereafter	81,166	—
Total lease payments	181,026	325
Less: interest	(30,700)	(12)
Present value of lease liabilities	150,326	313
Less: current lease liabilities	(25,453)	(124)
Long-term lease liabilities	$124,873	$189

The maturities of lease liabilities as of March 31, 2020 includes the future minimum lease payments for the build-to-suit leases that were presented separately in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.

Disclosures Related to Periods Prior to the Adoption of ASC 842

As of September 30, 2019, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Years ending September 30,	Gross	Sublease income	Net
2020	$26,379	$(362)	$26,017
2021	23,531	(77)	23,454
2022	21,621	(78)	21,543
2023	10,461	(20)	10,441
2024	9,180	—	9,180
Thereafter	41,822	—	41,822
Total lease payments	$132,994	$(537)	$132,457

Related Party Transactions for Leases

Rent expense includes rent paid to related parties, which was approximately $0.5 million for the three months ended March 31, 2020 and 2019, respectively, and $1.0 million for the six months ended March 31, 2020 and 2019, respectively. Since 1991, certain of our properties have been leased from entities controlled by John C. White, a director on our Board of Directors.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

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

Another portion of the property comprising our Orlando, Florida location is occupied pursuant to a lease with Delegates LLC, an entity controlled by the White Family Trust, with the lease term expiring on August 31, 2022. The beneficiaries of this trust are Mr. White’s children, and the trustee of the trust is not related to Mr. White. Annual base lease payments for the first year under this lease totaled approximately $0.7 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the Consumer Price Index. These transactions were not considered significant as of March 31, 2020.

Note 12 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2020	September 30, 2019
Accounts payable	$9,924	$10,033
Accrued compensation and benefits	26,240	22,230
Other accrued expenses	12,957	13,615
Total accounts payable and accrued expenses	$49,121	$45,878

Note 13 - Income Taxes

Our income tax benefit for the three months ended March 31, 2020 was $10.8 million, or 1,632.0% of pre-tax loss, compared to income tax expense of $0.1 million, or 1.7% of pre-tax loss, for the three months ended March 31, 2019. For the six months ended March 31, 2020, our income tax benefit was $10.7 million, or 261.1% of pre-tax income, compared to income tax expense of $0.2 million, or 1.7% of pre-tax loss, for the six months ended March 31, 2019. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. The balance of the valuation allowance for our deferred tax assets was $16.1 million and $25.7 million as of March 31, 2020 and September 30, 2019, respectively. The significant decrease in the valuation allowance for the three and six months ended March 31, 2020, and the related income tax benefit, was primarily attributable to the carryback of net operating losses (“NOLs”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the adoption of ASC 842 as of October 1, 2019.

The CARES Act, which was enacted on March 27, 2020, made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in NOL carryback and carryforwards rules, acceleration of alternative minimum tax credit recovery, increase of the net interest expense deduction limit and charitable contribution limit, and immediate write-off of qualified improvement property.

The CARES Act allows us to carryback $20.3 million and $13.0 million of NOLs arising in the years ended September 30, 2019 and September 30, 2018, respectively, generating a tax refund of approximately $11.2 million. As of March 31, 2020, we have recorded a receivable for the expected refund. We have also adjusted our deferred tax liabilities and deferred tax assets, and the corresponding valuation allowance, for the impact of the NOL provisions in the CARES Act.

As of March 31, 2020, we continued to have a full valuation allowance against all deferred tax assets that rely upon future taxable income for their realization and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth.

Note 14 - Commitments and Contingencies

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

Note 15 - Shareholders’ Equity
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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of March 31, 2020 and September 30, 2019, 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at March 31, 2020 and September 30, 2019.

Pursuant to the terms of the Securities Purchase Agreement, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (“Accrued Dividend”). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $2.6 million on March 27, 2020.

Equity Offering

On February 20, 2020, we entered into an Underwriting Agreement with B. Riley FBR, Inc., as representative of the several underwriters named therein (the “Underwriters”), to issue and sell an aggregate of 6,782,610 shares (the “Firm Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), in a public offering, at a price to the public of $7.75 per share, pursuant to a registration statement on Form S-3 (Registration No. 333-236146) (the “Registration Statement”) and the accompanying prospectus, and related prospectus supplement, filed with the SEC (the “Offering”). In addition, we granted the Underwriters an option (“Option”) to purchase up to an additional 1,017,390 shares of the Common Stock for a period of 30 days from February 20, 2020.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The Offering of the Firm Shares closed on February 25, 2020. The net proceeds from the Offering were approximately $49.5 million, after deducting underwriting discounts. Direct costs of $0.4 million related to the offering were recorded to equity during the three months ended March 31, 2020. The Underwriters did not exercise the Option in full for the additional 1,017,390 shares. The 6,782,610 shares purchased were issued from Treasury Stock on February 25, 2020, leaving 82,287 shares in Treasury stock as of March 31, 2020. A portion of the proceeds were invested in short-term held-to-maturity investments during the three months ended March 31, 2020. We intend to use the proceeds for working capital, capital expenditures, and other general corporate purposes, which may include the addition of new campuses, the expansion of existing programs and the development of new programs, and the purchase of real property and campus infrastructure. We may also use a portion of the net proceeds to fund potential strategic acquisitions of complementary businesses, assets, services or technologies.

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the six months ended March 31, 2020 or March 31, 2019. As of March 31, 2020, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Securities Purchase Agreement, future stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

Note 16 - Earnings per Share

We calculate basic earnings per share pursuant to the two-class method as a result of the issuance of the Series A Preferred Stock on June 24, 2016. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic earnings per common share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses.

Diluted earnings per common share is calculated using the more dilutive of the as-converted or the two-class method. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted weighted average shares outstanding are the same for the three and six months ended March 31, 2019 as a result of the net loss reported and anti-dilutive impact of the potentially dilutive securities.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes the computation of basic and diluted earnings per common share under the as-converted or two-class method, as well as the anti-dilutive shares excluded:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Basic earnings per common share:
Net income (loss)	$10,142	$(5,263)	$14,826	$(12,980)
Less: Preferred stock dividend declared	(1,309)	(1,295)	(2,632)	(2,618)
Income (loss) available for distribution	8,833	(6,558)	12,194	(15,598)
Income allocated to participating securities	(3,759)	—	(5,336)	—
Net income (loss) available to common shareholders	$5,074	$(6,558)	$6,858	$(15,598)

Weighted average basic shares outstanding	28,379	25,412	27,013	25,366

Basic income (loss) per common share	$0.18	$(0.26)	$0.25	$(0.61)

Diluted earnings per common share:
Income (loss) available for distribution	$8,833	$(6,558)	$12,194	$(15,598)

Weighted average basic shares outstanding	28,379	25,412	27,013	25,366
Dilutive effect related to employee stock plans	265	—	307	—
Dilutive effect related to preferred stock	21,021	—	21,021	—
Weighted average diluted shares outstanding	49,665	25,412	48,341	25,366

Diluted income (loss) per common share	$0.18	$(0.26)	$0.25	$(0.61)

Anti-dilutive shares excluded:
Outstanding stock-based grants	8	262	133	362
Convertible preferred stock	—	21,021	—	21,021
Total anti-dilutive shares excluded	8	21,283	133	21,383

Note 17 - Segment Information
Our principal business is providing postsecondary education. We also provide manufacturer-specific training, and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the “Other” category. Our equity method investment and other non-postsecondary education operations are also included within the “Other” category. Corporate expenses are allocated to “Postsecondary Education” and the “Other” category based on compensation expense.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Summary information by reportable segment was as follows:

	Postsecondary Education	Other	Consolidated
Three Months Ended March 31, 2020
Revenues	$78,261	$4,456	$82,717
(Loss) income from operations	(591)	92	(499)
Depreciation and amortization (a)	2,854	27	2,881
Net income	10,050	92	10,142

Three Months Ended March 31, 2019
Revenues	77,941	3,805	81,746
Loss from operations	(5,438)	(142)	(5,580)
Depreciation and amortization (a)	4,041	39	4,080
Net loss	(5,222)	(41)	(5,263)

Six Months Ended March 31, 2020
Revenues	161,581	8,370	169,951
Income (loss) from operations	4,010	(255)	3,755
Depreciation and amortization (a)	5,825	69	5,894
Net income (loss)	15,081	(255)	14,826

Six Months Ended March 31, 2019
Revenues	157,165	7,631	164,796
Loss from operations	(11,669)	(1,116)	(12,785)
Depreciation and amortization (a)(b)	7,869	86	7,955
Net loss	(12,061)	(919)	(12,980)

As of March 31, 2020
Total assets	425,408	7,719	433,127

As of September 30, 2019
Total assets	263,974	6,552	270,526

(a) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.7 million for the three and six months ended March 31, 2020, respectively, and $0.4 million and $0.7 million for the three and six months ended March 31, 2019, respectively.

(b) During six months ended March 31, 2019, depreciation and amortization included $1.3 million of amortization of assets subject to a financing obligation.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 18 - Government Regulation and Financial Aid
As discussed at length in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019, our institutions participate in a range of government-sponsored student assistance programs. The most significant of these is the federal student aid programs administered by the U.S. Department of Education (“ED”) pursuant to Title IV of the HEA, commonly referred to as the Title IV Programs. To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the appropriate state education agencies, be accredited by an accreditor recognized by ED and be certified as an eligible institution by ED. See “Regulatory Environment” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.

State Authorization and Regulation

Each of our institutions must be authorized by the applicable state education agency where the institution is located to operate and offer a postsecondary education program to our students. In some cases, our institutions also must be authorized by state education agencies in states other than the state in which the institution is physically located, if the institution recruits in the other state. State education authorization also is required to participate in the Title IV Programs. Our institutions are subject to extensive, ongoing regulation by each of these agencies. See “Regulatory Environment - State Authorization and Regulation” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019. We believe that each of our institutions is in substantial compliance with state education agency requirements.

The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations and other operational matters. States often change their requirements in response to ED regulations or implement requirements that may impact institutional and student success, and our institutions must respond quickly to remain in compliance. Also, from time to time, states may transition authority between state agencies, and we must comply with the new state agency’s rules, procedures and other documentation requirements. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.

Accreditation

Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Accreditation by an ED-recognized accrediting agency is required for an institution to be certified to participate in the Title IV Programs. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (“ACCSC”), a national accrediting agency recognized by ED. See “Regulatory Environment - Accreditation” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019 for further details. We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards.

Our campuses’ grants of accreditation periodically expire and require renewal. A school that is faithfully engaged in the renewal of accreditation process and is meeting all of the requirements of that process continues to be accredited if the school’s term of accreditation has exceeded the period of time last granted by ACCSC. In December 2019, ACCSC conducted a renewal of accreditation on-site evaluation at our Bloomfield, New Jersey campus, which resulted in zero findings. The campus is scheduled to be considered for reaccreditation at the May 2020 Commission meeting.

Regulation of Federal Student Financial Aid Programs

All of our institutions are certified to participate in the Title IV Programs. ED will certify a postsecondary institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

See “Regulatory Environment - Regulation of Federal Student Financial Aid Programs” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019 for further details.

Accreditation and Innovation Regulations

On January 7, 2019, ED released a set of draft proposed regulations for consideration and negotiation as part of its “Accreditation and Innovation” rulemaking. The draft proposed regulations covered a broad range of topics, including the following: (1) the recognition of accrediting agencies and accreditation procedures; (2) the legal authorization of institutions by states; (3) the definition of a credit hour, competency-based education, direct assessment programs and standards for distance education programs; (4) the eligibility of faith-based entities to participate in ED’s higher education and student aid programs; and (5) the Teacher Education Assistance for College and Higher Education (“TEACH”) Grant. ED released additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittees in early 2019. The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations.

On June 12, 2019, ED published proposed regulations relating to the agency’s recognition of accrediting agencies and accreditation procedures and the legal authorization of institutions by states. The proposed regulations were published in a notice of proposed rulemaking in the Federal Register and made available for public comment. On November, 1, 2019, ED published the final regulations. The final regulations include revisions to the standards that accrediting agencies must meet to qualify for ED recognition, the rules governing authorization by state agencies, and certain provisions requiring institutions to report and disclose institutional information to current and prospective students. The general effective date of these final regulations is July 1, 2020.

On December 11, 2019, ED published proposed regulations relating to faith-based institutions and TEACH grants. On April 2, 2020, it published proposed rules concerning the definition of a credit hour, competency-based education, direct assessment programs and standards for distance education programs. In both cases, the proposed regulations were published in a notice of proposed rulemaking in the Federal Register and made available for public comment. If the final version of either regulatory package is promulgated prior to November, 1, 2020, its general effective date will be July 1, 2020.
Our process of reviewing the potential impact of any regulations issued in connection with the “Accreditation and Innovation” rulemaking is continuing.

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

The November 1, 2016 regulations included revisions to ED’s standards that institutions must meet to be deemed financially responsible. Among other things, those 2016 regulations require institutions to notify ED within specified time frames for any one of an extensive list of events, actions or conditions that occur on or after July 1, 2017. See “Regulation of Federal Student Aid Programs - Defense to Repayment Regulations - Financial Protection Requirements” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019. In a March 15, 2019 electronic announcement, ED issued guidance regarding the implementation of some of the provisions of the November 1, 2016 regulations. The electronic announcement indicates that institutions have an ongoing responsibility to notify ED of subsequent actions, events or conditions. One such event is the planned closure of our Norwood, Massachusetts campus before the end of 2020, which we announced on February 18, 2019. The occurrence, and notification to ED, of such actions, events or conditions could result in ED recalculating our composite score and/or requiring us to submit a letter of credit in an amount to be calculated by ED and to agree to other conditions on our Title IV participation, which could have a material adverse effect on our company. In May

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

2019, we submitted our formal notification to ED regarding the closure of our Norwood, Massachusetts campus. ED acknowledged receipt of the notice, but we have not received further response regarding our submission.

ED held negotiated rulemaking sessions beginning in November 2017 and ending in February 2018, with the objective of modifying the defense to repayment regulations. However, no consensus was reached on the proposed regulations. ED subsequently published a notice of proposed rulemaking on July 31, 2018 that included the proposed regulations for public comment. On September 23, 2019, ED published the final regulations. The final regulations have a general effective date of July 1, 2020. The Department has not authorized institutions to early implement the new regulations prior to July 1, 2020, with the exception of certain financial responsibility regulations related to operational leases and long-term debt. Consequently, we generally will remain subject to the current regulations until the new regulations take effect on July 1, 2020.

The final regulations published on September 23, 2019 with an effective date of July 1, 2020 continue to include a list of events that could result in ED determining that an institution has failed ED’s financial responsibility standards and requiring a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements. The regulations establish revised lists of mandatory triggering events and of discretionary triggering events for which ED may determine that an institution is not able to meet its financial or administrative obligations if the events are likely to have a material adverse effect on the financial condition of the institution. The regulations require the institution to notify ED of the occurrence of a mandatory or discretionary event in accordance with procedures established by ED, typically within 10 days of the occurrence of the event with certain exceptions. ED may make a determination that an institution fails to meet the financial responsibility standards based on the occurrence of one or more mandatory or discretionary triggers and impose a letter of credit and/or other conditions upon the institution. See “Regulation of Federal Student Aid Programs - Defense to Repayment Regulations - Financial Protection Requirements” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.

Closed School Loan Discharges

As part of the borrower defense regulations ED published on September 23, 2019, the agency revised the regulations concerning the discharge of student loans based on the school’s closure or a false claim of high school completion under certain circumstances. The new regulations take effect on July 1, 2020 and apply to loans first disbursed on or after July 1, 2020. Among other things, the new regulations allow students to obtain a discharge if, among other requirements, they were enrolled not more than 180 days before the campus closed. ED has the authority to extend the 180-day period for extenuating circumstances. The borrower also must certify that the student has not accepted the opportunity to complete, or is not continuing in, the program of study or comparable program through either an institutional teach-out plan performed by the school or a teach-out agreement at another school, approved by the school’s accrediting agency and, if applicable, state licensing agency.

ED also has the authority to discharge on its own initiative the loans of qualified borrowers without a borrower application if the borrower did not subsequently re-enroll in any Title IV eligible institution within three years from the date the school closed. The September 23, 2019, regulations limit this authority to schools that close between November 1, 2013 and July 1, 2020.

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
An electronic announcement published by ED on November 25, 2019, stated that ED was about to begin issuing letters assessing closed school loan discharge liabilities against schools pursuant to the 2016 defense to repayment regulations. The letter stated that such schools would be given an opportunity to request reconsideration by submitting written evidence to show that the determination is unwarranted. UTI has not received any such assessment letters from ED.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Compliance with Regulatory Standards and Requests

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

COVID-19 and the CARES Act

On March 13, 2020, the United States declared a national emergency concerning the COVID-19 pandemic, effective March 1, 2020. ED, consistent with its authority under then-existing statutes and regulations, issued guidance on March 5, 2020, outlining a range of accommodations intended to address interruptions of study related to COVID-19. This guidance was updated on March 20, 2020, by adding an attachment titled “COVID-19 FAQs” to the March 5, 2020 announcement. Together, these documents offered guidance and flexibility regarding a wide range of Title IV Program requirements, including provisions relating to the offering of distance education, campus-based assistance programs, the length of an academic year, the measurement of satisfactory academic progress and the return of unearned Title IV Program funds to ED, among others. The Company reviewed and implemented many of these accommodations, including the opportunity to temporarily offer distance education.

On March 27, 2020, President Trump signed the CARES Act, which provides additional flexibilities and accommodations, beyond those offered by the ED in its March 5, 2020 guidance, particularly with regard to the campus-based assistance programs, the measurement of satisfactory academic progress and the return of unearned Title IV Program funds to ED. Shortly thereafter, on April 3, 2020, ED issued further guidance, providing additional regulatory flexibilities, and in some cases, implementing the accommodations provided for in the CARES Act. ED has indicated that additional guidance is forthcoming.

In addition to providing regulatory flexibilities and accommodations, the CARES Act establishes the Higher Education Emergency Relief Fund (“HEERF”). The HEERF includes approximately $12.5 billion in relief funds to be distributed directly to institutions of higher education. At least 50% of the funds awarded must be used for emergency financial aid grants to students. The remaining funds can be used “to cover any costs associated with significant changes to the delivery of instruction due to the coronavirus.”

In order to access the HEERF funds, institutions must complete two Funding and Certification Agreements, which obligate the recipient to administer the funds in a manner that is consistent with the CARES Act and the related guidance distributed by ED. The agreements also subject the recipient to a range of reporting and audit requirements. ED has emphasized that institutions should be prepared to report the use of the funds and to describe any internal controls the institution has in place to ensure that funds were used for allowable purposes and in accordance with cash management principles. The agency also has encouraged institutions to keep detailed records of how they are expending all funds received under the HEERF and indicated that further instructions are forthcoming in a notice in the Federal Register. A failure to administer the HEERF funds in accordance with applicable laws and guidance could result in a future repayment liability.

We continue to review the CARES Act and the guidance from ED and implement available legislative and regulatory relief as applicable.

Note 19 - Subsequent Events

HEERF Funds

On April 9, 2020, we learned that we would receive approximately $33.0 million in HEERF funds. The allocations to the higher education institutions are set by a formula prescribed in the CARES Act, which is weighted significantly by the number of full-time students who are Pell-eligible, but also takes into consideration the total population of the school and the

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

number of students who were not enrolled full-time online before the COVID-19 outbreak. ED is utilizing the most recent data available from the Integrated Postsecondary Education Data System and Federal Student Aid for this calculation.

We expect the majority of the approximately $33.0 million in HEERF funds will be used to grant emergency financial aid to our students impacted by COVID-19, supporting their efforts to stay in school and continue their training toward graduation and future careers. We also intended to use a portion of the funds to offset costs that have arisen as a result of the COVID-19 crisis, due to the operations and infrastructure investments needed to support our students’ education and curriculum needs during this time. These costs could include expenses associated with the initial development and online delivery of the classroom portion of our training programs, as well as the transition back to on-campus, in-person lab instruction when the authorities deem it safe to do so.

We have been allocated approximately $16.5 million in HEERF funds which are to be used exclusively for emergency financial aid grants to students. Upon receipt, these funds will be deposited into a separate cash account that will be classified on our condensed consolidated balance sheet as “Restricted cash.” We are in the process of finalizing the methodology and processes we will use to allocate funds to students and have already begun the outreach process and will initiate disbursements thereafter.

In addition, we were allocated approximately $16.5 million in HEERF funds that can be utilized to offset our costs for significant changes to the delivery of instruction. Those funds will also be deposited into a separate cash account that will be included in “Cash and cash equivalents” on our condensed consolidated balance sheet. Any funds in excess of our costs incurred as a result of the COVID-19 crisis, could be used for emergency financial aid grants to students or returned to the ED.

Operational Update

As of May 4, 2020, we had over 8,000 active students in our online training program.

On May 4, 2020, we resumed in-person clinical instruction at our Dallas/Fort Worth, Texas and Houston, Texas campuses. The format for the in-person labs has been modified to follow CDC protocols, including social distancing and appropriate cleaning procedures, and will initially be limited to nine students and one instructor per session with multiple shifts per day depending upon the campus and the number of students. As our campus facilities reopen, they will initially focus on in-person labs with classroom lectures continuing to be delivered online while we are operating under social distancing guidelines.

We will continue to work with the appropriate authorities to reopen our campuses while continuing to support the health and well-being of our students, instructors and local communities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report on Form 10-Q and those in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2019 Annual Report on Form 10-K and included in Part II, Item 1A of this Report on Form 10-Q. See also “Special Note Regarding Forward-Looking Statements” on page ii of this Report on Form 10-Q.

Company Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as well as welders and computer numerical control (“CNC”) machining technicians as measured by total average full-time enrollment and graduates. We offer certificate, diploma or degree programs at 13 campuses across the United States. Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 54 years.

We work closely with leading original equipment manufacturers (“OEMs”) and employers to understand their needs for qualified service professionals. Through our industry relationships, we are able to continuously refine and expand our programs and curricula. We believe our industry-oriented educational philosophy and national presence have enabled us to develop valuable industry relationships, which provide us with significant competitive strength and support our market leadership.

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

On March 19, 2020, we suspended all in person classes at our 13 campuses nationwide for the safety and protection of our students and staff, to help slow the spread of COVID-19 and to comply with state and local orders and restrictions. Upon the suspension of all in person classes, we provided all students with the opportunity to take a leave of absence. On March 25, 2020, we began offering the classroom portion of our training online so that students who elected to remain enrolled in the program could continue their education from home.

Fiscal 2020 Overview

Operations

As a result of the COVID-19 pandemic and overall concerns for student health and safety, local jurisdiction decisions that impacted our campuses and our decision to move the classroom portion of our training program online, there were a higher number of student leaves of absence during the three months ended March 31, 2020 versus the prior year comparable period. This resulted in a decrease of 3.1% in our average undergraduate full-time enrollment to 10,246 for the three months ended March 31, 2020. Despite these factors, we started 2,093 students during the three months ended March 31, 2020, which was an increase of 6.6% from the prior year comparable period, excluding the impact of the Norwood, Massachusetts campus. The increase in starts was primarily the result of both higher scheduled starts and improved show rates as a result of continued execution of transformation plan initiatives.

Our revenues for the three months ended March 31, 2020 were $82.7 million, an increase of $1.0 million, or 1.2%, from the comparable period in the prior year. We had a loss from operations of $0.5 million compared to a loss of $5.6 million in the prior year period. Our results of operations were impacted by the opening of our new campus in Bloomfield, New Jersey in August 2018 and our exit of the Norwood, Massachusetts campus, which will be complete by the end of fiscal 2020, as follows:

•For the three months ended March 31, 2020 and 2019, the Bloomfield, New Jersey campus had revenues of $4.2 million and $2.6 million, respectively, and direct costs of $2.3 million and $2.1 million, respectively.

•For the three months ended March 31, 2020 and 2019, the Norwood, Massachusetts campus had revenues of $0.4 million and $2.4 million, respectively, and direct costs of $1.6 million and $5.0 million, respectively. For further discussion on the Norwood closure, see the Current Report on Form 8-K filed with the SEC on February 19, 2019. Additionally, see Note 5 of the notes to our condensed consolidated financial statements herein for further discussion of the related postemployment benefits.

Our revenues for the six months ended March 31, 2020 were $170.0 million, an increase of $5.2 million, or 3.1%, from the comparable period in the prior year. Our operating income was $3.8 million for the six months ended March 31, 2020 compared to a loss from operations of $12.8 million in the prior year period. The improvement in our operating results was due to an increase in revenue and a decrease in expenses, partially due to a $4.0 million consultant termination fee recognized during the six months ended March 31, 2019 that was not recurring. Additionally, as noted above, our results of operations were impacted by the opening of our new campus in Bloomfield, New Jersey and our exit of the Norwood, Massachusetts campus as follows:

•For the six months ended March 31, 2020 and 2019, the Bloomfield, New Jersey campus had revenues of $8.3 million and $4.5 million, respectively, and direct costs of $4.7 million and $4.1 million, respectively.

•For the six months ended March 31, 2020 and 2019, the Norwood, Massachusetts campus had revenues of $1.2 million and $4.9 million, respectively, and direct costs of $3.4 million and $9.1 million, respectively.

As previously noted, on March 19, 2020, we suspended all in person classes at our 13 campuses nationwide to help slow the spread of COVID-19 and transitioned our training programs online as of March 25, 2020. However, as our training is a combination of classroom lectures and hands-on labs, there is a portion of most classes that cannot be delivered online and needs to be completed in the campus lab. While the lab portion of these classes is delayed due to the closure of our campuses, we presently believe that most students will still be able to complete their undergraduate training programs within the normal timeframe and we continue to recognize revenue ratably over the term of the course or program offered. During the three months ended March 31, 2020, we deferred revenue of $0.3 million for the students who would have graduated between April 1, 2020 and May 1, 2020 as the lab portion of their final class, or classes, could not be completed due to campus closures as a result of COVID-19. It is expected that these students will be given priority to complete the required lab portions of their classes when campus locations are opened again. While we presently believe that most students will still be able to complete their undergraduate training programs within the normal timeframe, we cannot predict with certainty how long each campus will remain closed as a result of COVID-19. The prolonged closure of a campus could impact the ability of students at that campus to progress through and graduate timely from their program. This could impact our revenues for the remainder of 2020.

During 2018, we announced and began implementation of a multi-year transformation plan. This plan included opportunities for growth with select investments in marketing, admissions and student services. During 2019 and continuing into 2020, we realized measurable benefits from the transformation plan, and we continued to refine and execute on these opportunities. We continue to focus on the transformation plan and existing key strategies, including:

•Expanding into new geographic markets either organically or through strategic acquisitions;
•Offering new programs, such as expanding our welding program to our Dallas Ft. Worth, Texas campus in fiscal 2019, and to our Houston, Texas campus in fiscal 2020, and offering associate level degree programs at additional campus locations;

•Maintaining and expanding relationships with OEM partners and other employers to provide career opportunities and tuition reimbursement for our graduates;
•Identifying and executing on a variety of affordability initiatives for our students, including employer financial support and institutional scholarships and grants;
•Shifting perceptions and building advocacy with key policy makers and influencers; and
•Rationalizing and optimizing our real estate footprint to improve utilization and reduce cost.

Graduate Employment

Our consolidated graduate employment rate for our fiscal 2019 graduates as of March 31, 2020 was 2.0% lower than the rate at the same time in the prior year. The rate declined for our Automotive and Diesel Technology, Motorcycle, Marine, CNC and Welding programs, while the rate increased for our Collision Repair program.

Regulatory Environment

See Note 18 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	51.9%	56.1%
Selling, general and administrative	48.7%	50.8%
Total operating expenses	100.6%	106.9%
Loss from operations	(0.6)%	(6.9)%
Interest income	0.4%	0.5%
Interest expense	—%	(1.0)%
Other (expense) income, net	(0.6)%	1.0%
Total other (expense) income, net	(0.2)%	0.5%
Loss before income taxes	(0.8)%	(6.4)%
Income tax benefit (expense)	13.1%	(0.1)%
Net income (loss)	12.3%	(6.5)%
Preferred stock dividends	1.6%	1.6%
Income (loss) available for distribution	10.7%	(8.1)%

Revenues

Our revenues for the three months ended March 31, 2020 were $82.7 million, an increase of $1.0 million, or 1.2%, as compared to revenues of $81.7 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we implemented tuition rate increases of 3.5% for our auto, diesel, welding and marine programs. Partially offsetting this rate increase was a 3.1% decrease in our average full-time student enrollment as a result of higher student leaves of absence due to COVID-19. Additionally, we recognized $1.7 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended March 31, 2020 as compared to $1.5 million for the three months ended March 31, 2019.

Educational services and facilities expenses

Our educational services and facilities expenses were $42.9 million for the three months ended March 31, 2020, which represents a decrease of $2.9 million as compared to $45.8 million for the three months ended March 31, 2019.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Three Months Ended March 31,
	2020	2019
Salaries expense	18,770	$20,513
Employee benefits and tax	3,387	4,280
Bonus expense	195	62
Stock-based compensation	18	—
Compensation and related costs	22,370	24,855
Depreciation and amortization expense	3,039	3,969
Occupancy costs	9,513	8,822
Other educational services and facilities expense	3,119	3,143
Contract service expense	891	1,015
Student expense	896	476
Taxes and licensing expense	651	959
Supplies and maintenance expense	2,430	2,583
Total educational services and facilities expense	$42,909	$45,822

Compensation and related costs decreased $2.5 million for the three months ended March 31, 2020.

•Salaries expense decreased $1.7 million for the three months ended March 31, 2020. The decrease was attributable to lower headcount compared to the prior year period.
•Employee benefits and tax decreased $0.9 million for three months ended March 31, 2020. The decrease was due to lower headcount and lower cost per employee from implementing new benefit plans at the beginning of fiscal 2020.

Depreciation and amortization expense decreased $0.9 million for the three months ended March 31, 2020, due to the adoption of ASU 2016-02, Leases (Topic 842) (“ASC 842”) as of October 1, 2019, whereby the assets that were previously financed by finance obligations were converted to operating leases. Operating leases assets are classified in “Right-of-use assets for operating leases” on the condensed consolidated balance sheet and the related operating lease expense now rolls into “Occupancy costs” in the table above.
Occupancy costs increased $0.7 million for the three months ended March 31, 2020. The increase was primarily attributed to the adoption of ASC 842 as of October 1, 2019 as described above.
Student expense increased $0.4 million for the three months ended March 31, 2020. The increase was primarily attributed to student housing expenses.
Taxes and licensing decreased $0.3 million for the three months ended March 31, 2020. The decrease was attributed to decline in real estate property taxes from exiting the Norwood, Massachusetts campus.
Selling, general and administrative expenses
Our selling, general and administrative expenses for the three months ended March 31, 2020 were $40.3 million. This represents a decrease of $1.2 million, as compared to $41.5 million for the three months ended March 31, 2019.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2020	2019
Salaries expense	$13,684	$14,920
Employee benefits and tax	3,155	3,707
Bonus expense	2,951	2,185
Stock-based compensation	975	668
Compensation and related costs	20,765	21,480
Advertising expense	11,564	11,348
Contract services expense	1,182	1,031
Depreciation and amortization expense	197	368
Professional services expense	1,004	1,963
Other selling, general and administrative expenses	5,595	5,314
Total selling, general and administrative expenses	$40,307	$41,504

Compensation and related costs decreased $0.7 million for the three months ended March 31, 2020:

•Salaries expense decreased by $1.2 million for the three months ended March 31, 2020. The decrease was primarily due to lower headcount compared to the prior year and losses recognized on our qualified deferred compensation plan.
•Employee benefits and tax decreased $0.6 million for the three months ended March 31, 2020. The decrease was due to lower headcount and lower cost per employee from implementing new benefit plans in the first quarter of fiscal 2020.
•Bonus expense increased by $0.8 million for the three months ended March 31, 2020. The increase was the result of improved performance.
Professional services expenses decreased $1.0 million for the three months ended March 31, 2020. The decrease was primarily due to lower legal and accounting fees. The decrease in professional services was partially offset by nominal increases, primarily in other selling, general and administrative and advertising expense.
Income taxes
Our income tax benefit for the three months ended March 31, 2020 was $10.8 million, or 1,632.0% of pre-tax loss, compared to income tax expense of $0.1 million, or 1.7% of pre-tax loss, for the three months ended March 31, 2019. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. We recorded a full valuation allowance against the deferred tax assets as of March 31, 2020 and March 31, 2019. The significant decrease in the valuation allowance for the three months ended March 31, 2020, and the related income tax benefit, was primarily attributable to the carryback of net operating losses (“NOLs”) under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). See Note 13 in the notes to the condensed consolidated financial statements herein for further information on the impacts of the CARES Act.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $1.3 million for the three months ended March 31, 2020 and 2019.

Net income (loss) available for distribution

Net income (loss) available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported net income available for distribution for the three months ended March 31, 2020 of $8.8 million and a loss available for distribution of $6.6 million for the three months ended March 31, 2019.

Results of Operations: Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Six Months Ended March 31,
	2020	2019
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	50.5%	55.6%
Selling, general and administrative	47.3%	52.2%
Total operating expenses	97.8%	107.8%
Income (loss) from operations	2.2%	(7.8)%
Interest income	0.4%	0.5%
Interest expense	—%	(1.0)%
Other (expense) income, net	(0.2)%	0.5%
Total other (expense) income, net	0.2%	—%
Income (loss) before income taxes	2.4%	(7.8)%
Income tax benefit (expense)	6.3%	(0.1)%
Net income (loss)	8.7%	(7.9)%
Preferred stock dividends	1.6%	1.6%
Income (loss) available for distribution	7.1%	(9.5)%

Revenues

Our revenues for the six months ended March 31, 2020 were $170.0 million, an increase of $5.2 million, or 3.1%, as compared to revenues of $164.8 million for the six months ended March 31, 2019. During the six months ended March 31, 2020, we implemented tuition rate increases of 3.5% for our auto, diesel, welding and marine programs and 15.0% for our motorcycle program. Our average full-time student enrollment increased 0.2%. Additionally, we recognized $3.5 million on an accrual basis related to revenues and interest under our proprietary loan program for the six months ended March 31, 2020 as compared to $3.2 million for the six months ended March 31, 2019.

Educational services and facilities expenses

Our educational services and facilities expenses were $85.8 million for the six months ended March 31, 2020, which represents a decrease of $5.8 million as compared to $91.6 million for the six months ended March 31, 2019.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Six Months Ended March 31,
	2020	2019
Salaries expense	$37,854	$40,609
Employee benefits and tax	6,428	8,240
Bonus expense	566	230
Stock-based compensation	18	—
Compensation and related costs	44,866	49,079
Depreciation and amortization expense	6,005	7,744
Occupancy costs	19,351	17,849
Other educational services and facilities expense	6,270	6,517
Contract service expense	1,600	2,054
Student expense	1,501	1,260
Taxes and licensing expense	1,305	1,862
Supplies and maintenance expense	4,887	5,192
Total educational services and facilities expense	$85,785	$91,557

Compensation and related costs decreased $4.2 million for the six months ended March 31, 2020.

•Salaries expense decreased $2.8 million for the six months ended March 31, 2020. The decrease was attributable to lower headcount compared to the prior year period.
•Employee benefits and tax decreased $1.8 million for six months ended March 31, 2020. The decrease was due to lower headcount and lower cost per employee from implementing new benefit plans at the beginning of fiscal 2020.
Depreciation and amortization expense decreased $1.7 million for the the six months ended March 31, 2020, due to the adoption of ASU 842 as of October 1, 2019, whereby the assets that were previously financed by finance obligations were converted to operating leases. Operating leases assets are classified in “Right-of-use assets for operating leases” on the condensed consolidated balance sheet and the related operating lease expense now rolls into “Occupancy costs” in the table above.
Occupancy costs increased $1.5 million for the six months ended March 31, 2020. The increase was primarily attributed to the adoption ASU 842 as of October 1, 2019 as described above.
Contract service expense decreased $0.5 million during the six months ended March 31, 2020. The decrease was primarily attributed to phasing out contracts with third parties performing Free Application for Federal Student Aid related duties and absorbing these responsibilities internally.
Taxes and licensing decreased $0.6 million for the six months ended March 31, 2020. The decrease was attributed to a decline in real estate property taxes from exiting the Norwood, Massachusetts campus.
Selling, general and administrative expenses
Our selling, general and administrative expenses for the six months ended March 31, 2020 were $80.4 million. This represents a decrease of $5.6 million, as compared to $86.0 million for the six months ended March 31, 2019.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Six Months Ended March 31,
	2020	2019
Salaries expense	$29,354	$29,831
Employee benefits and tax	6,251	7,238
Bonus expense	6,955	4,847
Stock-based compensation	989	1,362
Compensation and related costs	43,549	43,278
Advertising expense	21,017	21,931
Contract services expense	2,302	6,484
Depreciation and amortization expense	567	749
Professional services expense	2,023	2,645
Other selling, general and administrative expenses	10,953	10,937
Total selling, general and administrative expenses	$80,411	$86,024

Compensation and related costs increased $0.3 million for the six months ended March 31, 2020:

•Salaries expense decreased by $0.5 million for the six months ended March 31, 2020. The decrease was primarily due to lower headcount compared to the prior year, partially offset by costs related to the retirement of Kimberly J. McWaters, our former President and Chief Executive Officer, in October of 2019.
•Employee benefits and tax decreased $1.0 million for the six months ended March 31, 2020. The decrease was due to lower headcount and lower cost per employee from implementing new benefit plans at the beginning of fiscal 2020.
•Bonus expense increased by $2.1 million for the six months ended March 31, 2020. The increase was the result of improved Company performance.
Advertising expense decreased $0.9 million for the six months ended March 31, 2020. The decrease was attributable to a change in spending pattern versus the prior year period.
Contract services expense decreased $4.2 million for the six months ended March 31, 2020. The decrease was attributable to a $4.0 million consultant termination fee recognized during the six months ended March 31, 2019 that was not recurring.
Professional services expenses decreased $0.6 million for the six months ended March 31, 2020. The decrease was primarily due to lower legal and accounting fees.
Income taxes
Our income tax benefit for the six months ended March 31, 2020 was $10.7 million, or 261.1% of pre-tax income, compared to income tax expense of $0.2 million, or 1.7% of pre-tax loss, for the six months ended March 31, 2019. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. We recorded a full valuation allowance against the deferred tax assets as of March 31, 2020 and March 31, 2019. The significant decrease in the valuation allowance for the six months ended March 31, 2020, and the related income tax benefit, was primarily attributable to the carryback of NOLs under the provisions of the CARES Act and the adoption of ASC 842 as of October 1, 2019. See Note 13 in the notes to the condensed consolidated financial statements herein for further information on the impacts of the CARES Act.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $2.6 million for the six months ended March 31, 2020 and 2019, respectively.

Net income (loss) available for distribution

Net income (loss) available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported net income available for distribution for the six months ended March 31, 2020 of $12.2 million and a loss available for distribution of $15.6 million for the six months ended March 31, 2019.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three and six months ended March 31, 2020 were $2.2 million and $10.0 million, respectively, compared to a loss of $0.3 million and $3.2 million for the three and six months ended March 31, 2019, respectively.

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

EBITDA reconciles to net income (loss), as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$10,142	$(5,263)	$14,826	$(12,980)
Interest income	(347)	(392)	(683)	(795)
Interest expense	3	808	3	1,622
Income tax (benefit) expense	(10,804)	89	(10,720)	222
Depreciation and amortization (1)	3,230	4,439	6,572	8,697
EBITDA	$2,224	$(319)	$9,998	$(3,234)

(1) Includes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, and $0.7 million for the six months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as the expansion of programs at existing campuses through the next 12 months. Our cash position is available to fund strategic long-term growth initiatives, including opening additional metro campuses in new markets and the creation of new programs, such as welding, in existing markets with under-utilized campus facilities. We have no bank debt as of March 31, 2020.

We believe that additional strategic use of our cash resources may include subsidizing funding alternatives for our students, the repurchase of common stock, consideration of strategic acquisitions and other potential uses of cash. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents, and short-term investments or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity. Our aggregate cash and cash equivalents were $76.6 million as of March 31, 2020, an increase of $11.2 million from September 30, 2019. Additionally, we had short-term held-to-maturity investments of $41.5 million as of March 31, 2020. There were no held-to-maturity investments as of March 31, 2019.

On February 20, 2020, we entered into an Underwriting Agreement with B. Riley FBR, Inc., as representative of the several underwriters named therein, to issue and sell an aggregate of 6,782,610 shares (the “Firm Shares”) of our common stock, par value $0.0001 per share, in a public offering, at a price to the public of $7.75 per share, pursuant to a registration statement on Form S-3 (Registration No. 333-236146) and the accompanying prospectus, including the related prospectus supplement, filed with the SEC (the “Offering”). The Offering of the Firm Shares closed on February 25, 2020. The net proceeds from the Offering were approximately $49.5 million, after deducting underwriting discounts. We invested a portion of the proceeds from the equity offering in held-to-maturity securities, which primarily consist of corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We intend to use the proceeds for working capital, capital expenditures, and other general corporate purposes, which may include the addition of new campuses, the expansion of existing programs and the development of new programs, and the purchase of real property and campus infrastructure. We may also use a portion of the net proceeds to fund potential strategic acquisitions of complementary businesses, assets, services or technologies. See Note 15 in the notes to the condensed consolidated financial statements for further discussion on the Offering.

On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock. On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering were primarily used to fund strategic initiatives to drive growth, including the transformation plan, expansion to new markets with metro campuses and the creation of new programs in existing markets with under-utilized campus facilities. We paid preferred stock cash dividends of $5.3 million during the year ended September 30, 2019 and $2.6 million during the six months ended March 31, 2020.

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

On March 19, 2020, we suspended all in person classes at our 13 campuses nationwide for the safety and protection of our students and staff, to help slow the spread of COVID-19, and to comply with state and local orders and restrictions, and transitioned our training programs online. As our training is a combination of classroom lecture and hands-on labs, there is a portion of most classes that cannot be delivered online and needs to be completed in the campus lab. While we currently believe that most students will still be able to complete their programs within the normal timeframe, we cannot predict with certainty how long each campus will remain closed as a result of COVID-19. The prolonged closure of a campus could impact the ability of students at that campus to progress through and timely graduate from their program. This could impact our cash generated from operations for the remainder of 2020.

Operating Activities

Our net cash provided by operating activities was $10.9 million and $2.8 million for the six months ended March 31, 2020 and 2019, respectively.

Net income, after adjustments for non-cash items, provided cash of $35.1 million. The non-cash items included $11.8 million for amortization of right-of-use assets for operating leases, $5.9 million for depreciation and amortization expense and $1.0 million for stock based compensation expense.

Changes in operating assets and liabilities used cash of $24.2 million primarily due to the following:

•Changes in our operating lease liability as a result of rent payments used cash of $12.7 million.
•The increase in the income taxes receivable used cash of $10.9 million and was primarily attributable to the CARES Act, which allowed us to carryback NOLs from 2019 and 2018.

•The decrease in deferred revenue used cash of $6.1 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at March 31, 2020 as compared to September 30, 2019.
•The decrease in other liabilities used cash of $1.6 million due to timing of payments for incentive compensation.
•The increase in accounts payable and accrued expenses provided cash of $4.8 million primarily related to the timing of payments for payroll and bonuses.
•The decrease in receivable provided cash of $3.1 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
Net loss, after adjustments for non-cash items, for the six months ended March 31, 2019 used cash of $2.7 million. The non-cash items included $6.6 million for depreciation and amortization expense, $1.3 million for amortization of assets subject to financing obligations and $1.3 million for stock-based compensation expense.

Changes in operating assets and liabilities provided cash of $5.5 million primarily due to the following:

•The decrease in receivables provided cash of $9.7 million and was primarily attributable to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The increase in deferred revenue used cash of $1.8 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at March 31, 2019 as compared to September 30, 2018.
•The decrease in accounts payable and accrued expenses used cash of $2.2 million primarily related to the timing of payments.
•The decrease in deferred rent used cash of $1.7 million due to the change in amortization of the deferred rent balance related to the Norwood, Massachusetts campus exit. Deferred rent also decreased due to normal amortization of our Orlando, Florida and home office leases.

Investing Activities

During the six months ended March 31, 2020, cash used in investing activities was $46.6 million. The cash outflow was primarily related to the purchase of held-to-maturity investments with a portion of the proceeds received from the February Offering.

During the six months ended March 31, 2019, cash used in investing activities was $4.6 million related to the purchase of property and equipment, primarily for our Dallas/Ft. Worth, Texas campus for welding, and new and replacement training equipment for ongoing operations and consolidation efforts at our Houston, Texas campus.

Financing Activities

During the six months ended March 31, 2020, cash provided by financing activities was $45.9 million and related primarily to the net proceeds received from the February Offering, offset by our semi-annual payment of preferred stock dividends of $2.6 million on March 27, 2020.

During the six months ended March 31, 2019, cash used in financing activities was $3.4 million and related primarily to the semi-annual payment of preferred stock dividends of $2.6 million on March 28, 2019, in addition to payments on our financing obligations of $0.6 million.

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

The transition of the classroom portion of our training programs online as a result of campus closures related to COVID-19 could impact our future new student enrollments, graduations and student attrition.

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies in the six months ended March 31, 2020 from those previously disclosed in Part II, Item 7 of our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019, except as disclosed in Note 3 in the notes to the condensed consolidated financial statements herein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since September 30, 2019. For a discussion of our exposure to market risk, refer to our 2019 Annual Report on Form 10-K, filed with the SEC on December 6, 2019.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2020 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2020, except for new internal controls related to ASC 842 that have been implemented, including internal controls related to a new enterprise-wide lease accounting system, as well as modified internal controls related to the collection, recording and accounting for leases in accordance with ASC 842.
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

Item 1A. RISK FACTORS

In addition to the risk factors below and other information set forth in this Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019, which could materially affect our business, financial condition or operating results. The risks described in this Report on Form 10-Q and in our 2019 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Risks Related to Our Business

Public health pandemics, epidemics or outbreaks could have a material adverse effect on our business and operations.

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, China. While initially concentrated in China, the outbreak has spread to other countries and infections have been reported globally, including in the United States. The World Health Organization has declared the outbreak to be a pandemic, the United States declared a state of national emergency, and many state and local governments are also taking various actions to combat the spread of COVID-19. The extent to which COVID-19, like any other rapidly spreading contagious illness, may impact our business and operations will depend on the evolution of the outbreak, which is highly speculative at this time and cannot be predicted with any level of certainty. The duration of the outbreak, new information which emerges concerning the severity of the illness and the actions to be taken to contain the spread of COVID-19 or its treatment remains unclear. We believe that the continued spread of COVID-19 could adversely impact our business and operations. In this regard, all of the states in which we operate are enforcing closures of educational institutions, including our campuses. In addition, a quarantine of one or more of our faculty members for two or more weeks due to exposure to the coronavirus or other contagious illness could eliminate a program unless a substitute was readily available, and quarantine of a faculty member or student could cause the temporary closure of an affected campus, which could have an adverse impact on our business and our financial results. Further, workforce limitations and travel restrictions resulting from pandemics or disease outbreaks and related government actions may impact many aspects of our business. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations and enrollment may be negatively impacted. Finally, state and federal regulators, including the U.S. Department of Education, are augmenting existing regulatory processes, waiving others and overseeing various emergency relief and aid programs. It is highly uncertain how long such regulatory accommodations will continue, or how long and in what amount emergency relief and aid funds will continue to be available. We also cannot predict the types of conditions that may be attached to participation in emergency relief and aid programs, and whether and to what extent compliance with such conditions will be monitored and enforced.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of March 31, 2020, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the three months ended March 31, 2020, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

The following table summarizes our share repurchases to settle individual employee tax liabilities. These are not included in the repurchase plan totals as they were approved in conjunction with restricted share awards, during each period in the three months ended March 31, 2020. Shares from share repurchases in lieu of taxes are returned to the pool of shares issuable under our 2003 Incentive Compensation Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (In thousands)
Tax Withholdings
January 1, 2020 to January 30, 2020	—	$—	—	$—
February 1, 2020 to February 29, 2020	4,077	$7.31	—	$—
March 1, 2020 to March 31, 2020	—	$—	—	$—
Total	4,077	$7.31	—	$—

Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Exhibit Number	Description
1.1
Underwriting Agreement, dated February 20, 2020, by and between the Registrant and B. Riley FBR, Inc., as representative of the several underwriters (Incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Registrant on February 25, 2020.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	May 8, 2020	By:	/s/ Jerome A. Grant
		Name:	Jerome A. Grant
		Title:	Chief Executive Officer (Principal Executive Officer)