Form 10-Q
period 2020-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2020-08-07
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)8

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission File Number: 1-31923

 UNIVERSAL TECHNICAL INSTITUTE, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0226984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4225 East Windrose Drive, Suite 200
Phoenix, Arizona 85032
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 31, 2020, there were 32,610,691 shares outstanding of the registrant's common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	June 30, 2020	September 30, 2019
Assets
Cash and cash equivalents	$59,956	$65,442
Restricted cash	19,205	15,113
Held-to-maturity investments	31,578	—
Receivables, net	40,358	17,937
Notes receivable, current portion	5,220	5,227
Prepaid expenses	6,955	7,054
Other current assets	6,928	7,331
Total current assets	170,200	118,104
Property and equipment, net	72,592	104,126
Goodwill	8,222	8,222
Notes receivable, less current portion	28,744	29,852
Right-of-use assets for operating leases	133,539	—
Other assets	8,286	10,222
Total assets	$421,583	$270,526
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$56,630	$45,878
Dividends payable	1,309	—
Deferred revenue	32,913	42,886
Accrued tool sets	3,391	2,586
Operating lease liability, current portion	24,930	—
Financing obligation, current portion	—	1,554
Other current liabilities	1,634	3,940
Total current liabilities	120,807	96,844
Deferred tax liabilities, net	674	329
Deferred rent liability	—	10,326
Financing obligation	—	39,161
Operating lease liability	121,944	—
Other liabilities	7,176	9,578
Total liabilities	250,601	156,238
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 32,693 and 32,499 shares issued	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 700 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	140,589	187,493
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 82 and 6,865 shares	(365)	(97,388)
Retained deficit	(38,098)	(44,673)
Total shareholders’ equity	170,982	114,288
Total liabilities and shareholders’ equity	$421,583	$270,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$54,483	$79,042	$224,434	$243,838
Operating expenses:
Educational services and facilities	32,476	42,836	118,261	134,393
Selling, general and administrative	35,786	36,661	116,197	122,685
Total operating expenses	68,262	79,497	234,458	257,078
Loss from operations	(13,779)	(455)	(10,024)	(13,240)
Other income:
Interest income	218	358	901	1,153
Interest expense	(2)	(802)	(5)	(2,424)
Equity in earnings of unconsolidated affiliate	—	100	—	298
Other income (expense), net	316	465	(13)	1,121
Total other income, net	532	121	883	148
Loss before income taxes	(13,247)	(334)	(9,141)	(13,092)
Income tax (expense) benefit	(21)	(31)	10,699	(253)
Net (loss) income	$(13,268)	$(365)	$1,558	$(13,345)
Preferred stock dividends	1,309	1,309	3,941	3,927
Loss available for distribution	$(14,577)	$(1,674)	$(2,383)	$(17,272)

Earnings per share (See Note 16):
Net loss per share - basic	$(0.45)	$(0.07)	$(0.08)	$(0.68)
Net loss per share - diluted	$(0.45)	$(0.07)	$(0.08)	$(0.68)

Weighted average number of shares outstanding:
Basic	32,607	25,498	28,871	25,410
Diluted	32,607	25,498	28,871	25,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2019	32,499	$3	700	$—	$187,493	$68,853	(6,865)	$(97,388)	$(44,673)	$114,288
Net income	—	—	—	—	—	—	—	—	4,684	4,684
Cumulative effect from adoption of ASC 842	—	—	—	—	—	—	—	—	9,107	9,107
Issuance of common stock under employee plans	179	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(68)	—	—	—	(497)	—	—	—	—	(497)
Stock-based compensation	—	—	—	—	14	—	—	—	—	14
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2019	32,610	$3	700	$—	$187,010	$68,853	(6,865)	$(97,388)	$(32,205)	$126,273
Net income	—	—	—	—	—	—	—	—	10,142	10,142
Adjustment for the adoption of ASC 842	—	—	—	—	—	—	—	—	(149)	(149)
Issuance of common stock under employee plans	81	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(4)	—	—	—	(30)	—	—	—	—	(30)
Stock-based compensation	—	—	—	—	992	—	—	—	—	992
Shares issued for equity offering	—	—	—	—	(47,886)	—	6,783	97,023	—	49,137
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,309)	(1,309)
Balance as of March 31, 2020	32,687	$3	700	$—	$140,086	$68,853	(82)	$(365)	$(23,521)	$185,056
Net loss	—	—	—	—	—	—	—	—	(13,268)	(13,268)
Issuance of common stock under employee plans	6	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	503	—	—	—	—	503
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,309)	(1,309)
Balance as of June 30, 2020	32,693	$3	700	$—	$140,589	$68,853	(82)	$(365)	$(38,098)	$170,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2018	32,169	$3	700	$—	$186,732	$68,853	(6,865)	$(97,388)	$(31,555)	$126,645
Net loss	—	—	—	—	—	—	—	—	(7,717)	(7,717)
Issuance of common stock under employee plans	99	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(38)	—	—	—	(118)	—	—	—	—	(118)
Stock-based compensation	—	—	—	—	694	—	—	—	—	694
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2018	32,230	$3	700	$—	$187,308	$68,853	(6,865)	$(97,388)	$(40,595)	$118,181
Net loss	—	—	—	—	—	—	—	—	(5,263)	(5,263)
Issuance of common stock under employee plans	134	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(2)	—	—	—	(7)	—	—	—	—	(7)
Stock-based compensation	—	—	—	—	618	—	—	—	—	618
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,295)	(1,295)
Balance as of March 31, 2019	32,362	$3	700	$—	$187,919	$68,853	(6,865)	$(97,388)	$(47,153)	$112,234
Net loss	—	—	—	—	—	—	—	—	(365)	(365)
Issuance of common stock under employee plans	2	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	—	—	(2)	—	—	—		(2)
Stock-based compensation	—	—	—	—	169	—	—	—		169
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,309)	(1,309)
Balance as of June 30, 2019	32,364	3	700	—	188,086	68,853	(6,865)	(97,388)	(48,827)	110,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,558	$(13,345)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,821	9,945
Amortization of assets subject to financing obligation	—	2,012
Amortization of right-of-use assets for operating leases	18,163	—
Bad debt expense	1,138	887
Stock-based compensation	1,509	1,481
Deferred income taxes	345	—
Equity in earnings of unconsolidated affiliate	—	(298)
Training equipment credits earned, net	503	440
Other losses, net	8	143
Changes in assets and liabilities:
Receivables	(13,917)	3,795
Prepaid expenses	(1,591)	571
Other assets	40	1,270
Notes receivable	1,115	1,630
Accounts payable and accrued expenses	12,494	(3,793)
Deferred revenue	(9,973)	(10,564)
Income tax (receivable) payable	(11,070)	198
Accrued tool sets and other current liabilities	1,030	441
Deferred rent liability	—	(2,076)
Operating lease liability	(19,264)	—
Other liabilities	(1,026)	139
Net cash used in operating activities	(10,117)	(7,124)
Cash flows from investing activities:
Purchase of held-to-maturity securities	(41,562)	—
Proceeds from maturities of held-to-maturity securities	9,761	—
Purchase of property and equipment	(7,190)	(5,301)
Proceeds from insurance policy	1,566	—
Proceeds from disposal of property and equipment	48	8
Return of capital contribution from unconsolidated affiliate	190	200
Net cash used in investing activities	(37,187)	(5,093)
Cash flows from financing activities:
Proceeds from equity offering	49,137	—
Payment of preferred stock cash dividend	(2,632)	(2,618)
Payment of financing obligation and finance leases	(68)	(974)
Payment of payroll taxes on stock-based compensation through shares withheld	(527)	(127)
Net cash provided by (used in) financing activities	45,910	(3,719)
Change in cash, cash equivalents and restricted cash	(1,394)	(15,936)
Cash and cash equivalents, beginning of period	65,442	58,104
Restricted cash, beginning of period	15,113	14,055
Cash, cash equivalents and restricted cash, beginning of period	80,555	72,159
Cash and cash equivalents, end of period	59,956	42,689
Restricted cash, end of period	19,205	13,534
Cash, cash equivalents and restricted cash, end of period	$79,161	$56,223

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2020	2019

Supplemental disclosure of cash flow information:
Taxes (refunded) paid	$(172)	$56
Interest paid	5	2,424
Training equipment obtained in exchange for services	279	520
Depreciation of training equipment obtained in exchange for services	1,011	1,066
Change in accrued capital expenditures during the period	313	1,173
CARES Act funds received for student emergency grants (See Note 19)	16,565	—
CARES Act funds disbursed for student emergency grants (See Note 19)	11,012	—
CARES Act funds for institutional costs included in Receivables, net (See Note 19)	5,931	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of the Business

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as well as welders and computer numerical control (“CNC”) machining technicians as measured by total average undergraduate full-time enrollment and graduates. We offer certificate, diploma or degree programs at 12 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute, Marine Mechanics Institute and NASCAR Technical Institute. This excludes the Norwood, Massachusetts campus that was closed on July 31, 2020. We also offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 55 years.

We work closely with leading original equipment manufacturers (“OEMs”) and employers to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), as well as from various veterans benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 18 on “Government Regulation and Financial Aid” included in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.
Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.

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

Note 3 - Recent Accounting Pronouncements

Effective the First Quarter of Fiscal 2020

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amended the FASB Accounting Standards Codification (“ASC”) by creating ASC 842 to replace ASC 840. ASU 2016-02 requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) to provide entities with relief from the costs of implementing certain aspects of the new leasing

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
standard. It also allows lessors to elect not to separate lease and non-lease components when certain conditions are met. In March 2019, the FASB issued ASU 2019-01, Lease (Topic 842): Codification Improvements (“ASU 2019-01”). ASU 2019-01 clarifies certain items regarding lessor accounting. It also clarifies the interim disclosure requirements during transition.

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

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 amends the disclosure requirements of ASC 820, changing the fair value measurement disclosure requirements of ASC 820 by adding new disclosure requirements, modifying existing disclosure requirements and eliminating other disclosure requirements. We adopted ASU 2018-13 as of October 1, 2019. There was no impact to our financial statements or disclosures.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and other Internal-use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement (“CCA”) that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. Early adoption was permitted. The effect of this new standard on our consolidated financial statements will be dependent on our entry into any future cloud computing arrangements.

Effective the First Quarter of Fiscal 2021

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 includes an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. In April 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which provides

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
transition relief to entities adopting ASU 2016-13. We are currently evaluating the impact ASU 2016-13 will have on our results of operations, financial condition and financial statement disclosures.
Effective the First Quarter of Fiscal 2022

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

Note 4 - Revenue from Contracts with Customers
Nature of Goods and Services
Postsecondary Education
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in ASC 606, Revenue from Contracts from Customers. Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our condensed consolidated balance sheets because it is expected to be earned within the next 12 months.
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
Contract Balances
Contract assets primarily relate to our rights to consideration for a student’s progress through our training program in relation to our services performed but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. Currently, we do not have any contract assets that have not transferred to a receivable. Our deferred revenue is considered a contract liability and primarily relates to our enrollment agreements where we received payments for tuition but we have not yet delivered the related training programs to satisfying the related performance obligations. The advance consideration received from students or Title IV funding is deferred revenue until the training program has been delivered to the students.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	June 30, 2020	September 30, 2019
Receivables, which includes tuition and notes receivable	$51,597	$44,629
Deferred revenue	$32,913	$42,886

During the nine months ended June 30, 2020, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.
Transaction Price Allocated to the Remaining Performance Obligations
Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our undergraduate programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration.

Impacts of COVID-19

On March 19, 2020, we suspended all in person classes at all of our campuses for the safety and protection of our students and staff, to help slow the spread of COVID-19 and to comply with state and local orders and restrictions. Upon the suspension of all in person classes, we provided all students with the opportunity to take a leave of absence or to continue their education via an online curriculum. On March 25, 2020, we began offering the classroom portion of our training online so that the more than 8,000 students who elected to remain active in the program could continue their education remotely. As our training is a combination of classroom lectures and hands-on labs, there is a portion of most classes that cannot be delivered online and needs to be completed in-person at the campus lab.
During the three months ended June 30, 2020, as campuses were able to reopen, we transitioned our on-campus, in-person education model to a blended training model that combines online, instructor-delivered teaching and demonstrations with hands-on labs. In May of 2020, we resumed in-person labs at eight of our campus locations. Four of our campuses resumed in-person labs in June of 2020, and our final campus to resume in-person labs in Bloomfield, New Jersey opened on July 1, 2020. On-campus labs have been re-designed to meet the health, safety and social distancing guidelines imposed by the Centers for Disease Control (“CDC”) and state and local jurisdictions, while still meeting our accreditation and curriculum requirements.

Now that all of our campuses have reopened, once a student returns to campus for in-person labs, under the new guidelines it takes on average approximately six to nine weeks for that student to catch up on the lab work that he was unable to complete during the campus closure and prior to his return. As a result, the graduation dates for many of the students who would have completed their programs between March and September of 2020 have been delayed. Additionally, some students have not returned to campus to complete the in-person labs and remain only in the online portion of the curriculum, essentially only completing half of each course, while others are completing catch up labs, but over an extended period of time. We continue to recognize revenue ratably over the term of the course or program offered, taking into consideration those only completing the online curriculum, and the catch up period for active students and the impact it has on expected graduation dates. As a result, we deferred revenue of $10.8 million during the three months ended June 30, 2020. Of the $0.3 million revenue deferred during the three months ended March 31, 2020, $0.2 million was recognized during the three months ended June 30, 2020, as those students were able to complete their in-person labs and graduate.

Note 5 - Postemployment Benefits

On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications. The last group of students started on March 18, 2019 and completed the curriculum in July 2020, with the campus closing on July 31, 2020. The total postemployment benefits incurred due to the campus closure were approximately $1.1 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Additionally, we periodically enter into agreements that provide postemployment benefits to personnel whose employment is terminated. On October 21, 2019, we announced the retirement of our President and Chief Executive Officer, Kimberly J. McWaters, effective October 31, 2019. During the nine months ended June 30, 2020, we incurred postemployment benefit charges of $1.5 million and paid cash of $1.1 million, in accordance with Ms. McWaters’ Retirement Agreement and Release of Claims, dated October 31, 2019.

The postemployment benefit liability, which is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in 2021.

The activity for the postemployment benefit liability for the nine months ended June 30, 2020 was as follows:

	Severance	Other	Total
Balance accrued at beginning of period	$721	$32	$753
Postemployment benefit charges	2,087	48	2,135
Cash paid	(1,623)	(184)	(1,807)
Other non-cash adjustments (a)	109	(21)	88
Balance accrued at end of period	$1,294	$(125)	$1,169

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

The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity at June 30, 2020 were as follows:

		Gross Unrealized		Estimated Fair
Due in less than 1 year:	Amortized Cost	Gains	Losses	Market Value
Corporate bonds	$31,578	$24	$(8)	$31,594
Total as of June 30, 2020	$31,578	$24	$(8)	$31,594

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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (a)	$60,098	$60,098	$—	$—
Notes receivable (b)	33,964	—	—	33,964
Corporate bonds (c)	31,594	31,594	—	—
Total assets at fair value on a recurring basis	$125,656	$91,692	$—	$33,964

		Fair Value Measurements Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds and corporate bonds (d)	$37,794	$37,794	$—	$—
Notes receivable (b)	35,079	—	—	35,079
Total assets at fair value on a recurring basis	$72,873	$37,794	$—	$35,079

(a) Money market funds are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheet as of June 30, 2020.
(b) Notes receivable relate to our proprietary loan program.
(c) Corporate bonds are reflected as “Held-to-maturity investments” in our condensed consolidated balance sheet as of June 30, 2020.
(d) Money market funds and corporate bonds are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheet as of September 30, 2019.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 8 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2020	September 30, 2019
Land	—	$3,189	$3,189
Buildings and building improvements	3-35	28,019	82,653
Leasehold improvements	1-28	62,634	53,020
Training equipment	3-10	95,316	96,737
Office and computer equipment	3-10	34,639	35,927
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	11,916	11,354
Vehicles	5	1,533	1,454
Right-of-use assets for finance leases	Various	359	—
Construction in progress	—	1,891	1,631
		259,188	305,657
Less: Accumulated depreciation and amortization		(186,596)	(201,531)
		$72,592	$104,126

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

Note 9 - Goodwill
Our goodwill balance of $8.2 million as of June 30, 2020 resulted from the acquisition of our motorcycle and marine education business in Orlando, Florida in 1998 and relates to our Postsecondary Education segment. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified.
On March 19, 2020, we suspended all in person classes at all of our campuses, including our Orlando, Florida campus, for the safety and protection of our students and staff, to help slow the spread of COVID-19, and to comply with state and local orders and restrictions. On March 25, 2020, we began offering the classroom portion of our training online so that students who elected to remain enrolled in the program could continue their education from home. During May of 2020, our Orlando, Florida campus reopened for students to complete hands-on labs, which have been re-designed to meet CDC, state and local guidelines for health, safety and social distancing. While some student graduation dates have been delayed due to the closure, most of the students enrolled at our Orlando, Florida campus prior to the COVID-19 outbreak continue to progress through their programs under the new blended training model. Even with the impacts of COVID-19, our new student

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
enrollments for the nine months ended June 30, 2020 at the Orlando, Florida campus are higher than our expectations. As a result, there were no indicators of goodwill impairment as of June 30, 2020.

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

Investment in unconsolidated affiliate consisted of the following and is included within “Other assets” on our condensed consolidated balance sheets:

	June 30, 2020		September 30, 2019
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,459	27.972%	$4,338	27.972%

Investment in unconsolidated affiliate included the following activity during the period:

	Nine Months Ended June 30,
	2020	2019
Balance at beginning of period	$4,338	$4,206
Equity in earnings of unconsolidated affiliate	311	298
Return of capital contribution from unconsolidated affiliate	(190)	(200)
Balance at end of period	$4,459	$4,304

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

Note 11 - Leases
We lease 10 of our 12 campuses and our corporate headquarters under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. Our lease for the Norwood, Massachusetts campus ended on July 31, 2020 when the campus closed. Also, during the three months ended June 30, 2020, we relocated our corporate headquarters facility in conjunction with the expiration of the existing lease agreement, and entered into a new long-term lease agreement at a new facility. The facility leases have original lease terms ranging from 8 to 20 years and expire at various dates through 2031. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which currently result in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

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
The components of lease expense are included in “Educational services and facilities” and “Selling, general and administrative” on the condensed consolidated statement of operations, with the exception of interest on lease liabilities, which is included in “Interest expense.” The components of lease expense during the three and nine months ended June 30, 2020 were as follows:

Lease Expense	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease expense (a)	$7,494	$22,478
Finance lease expense:
Amortization of leased assets	32	70
Interest on lease liabilities	2	5
Variable lease expense	1,090	3,269
Sublease income	(145)	(653)
Total net lease expense	$8,473	$25,169

(a) Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three and nine months ended June 30, 2020.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Supplemental balance sheet, cash flow and other information related to our leases was as follows:

Leases	Classification	As of June 30, 2020
Assets:
Operating lease assets	Right-of-use assets for operating leases	$133,539
Finance lease assets	Property and equipment, net (a)	289
Total leased assets		$133,828

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$24,930
Finance lease liabilities	Other current liabilities	128
Noncurrent
Operating lease liabilities	Operating lease liability	121,944
Finance lease liabilities	Other liabilities	164
Total lease liabilities		$147,166

(a) Finance lease assets are recorded net of accumulated amortization of $70.0 thousand as of June 30, 2020.

Supplemental Disclosure of Cash Flow Information and Other Information	Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,264
Operating cash flows from finance leases	5
Financing cash flows from finance leases	68

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$3,099
Leases assets obtained in exchange for new finance lease liabilities	215

Lease Term and Discount Rate	As of June 30, 2020
Weighted-average remaining lease term (in years):
Operating leases	8.41
Finance leases	2.30

Weighted average discount rate:
Operating leases	4.19%
Finance leases	3.08%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Maturities of lease liabilities were as follows:

	As of June 30, 2020
Years ending September 30,	Operating Leases	Finance Leases
Remainder of 2020	$8,053	$34
2021	28,141	135
2022	26,863	110
2023	16,261	23
2024	15,137	—
2025 and thereafter	81,974	—
Total lease payments	176,429	302
Less: interest	(29,555)	(10)
Present value of lease liabilities	146,874	292
Less: current lease liabilities	(24,930)	(128)
Long-term lease liabilities	$121,944	$164

The maturities of lease liabilities as of June 30, 2020 includes the future minimum lease payments for the build-to-suit leases that were presented separately in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.

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

Related Party Transactions for Leases

Rent expense includes rent paid to related parties, which was approximately $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million for the nine months ended June 30, 2020 and 2019, respectively. Since 1991, two of our properties comprising our Orlando, Florida location have been leased from entities controlled by John C. White, a director on our Board of Directors. The leases extend through August 19, 2022 and August 31, 2022 with annual base lease payments for the first year under this lease totaling approximately $0.3 million and $0.7 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the CPI. These transactions were not considered significant as of June 30, 2020.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 12 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2020	September 30, 2019
Accounts payable	$12,309	$10,033
Accrued compensation and benefits	27,786	22,230
Other accrued expenses	16,535	13,615
Total accounts payable and accrued expenses	$56,630	$45,878

Note 13 - Income Taxes

Our income tax expense for the three months ended June 30, 2020 was $21 thousand, or 0.2% of pre-tax loss, compared to income tax expense of $31 thousand, or 9.3% of pre-tax loss, for the three months ended June 30, 2019. For the nine months ended June 30, 2020, our income tax benefit was $10.7 million, or 117.0% of pre-tax loss, compared to income tax expense of $0.3 million, or 1.9% of pre-tax loss, for the nine months ended June 30, 2019. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. The balance of the valuation allowance for our deferred tax assets was $19.1 million and $25.7 million as of June 30, 2020 and September 30, 2019, respectively. The significant decrease in the valuation allowance for the nine months ended June 30, 2020, and the related income tax benefit, was primarily attributable to the carryback of net operating losses (“NOLs”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the adoption of ASC 842 as of October 1, 2019.

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

The CARES Act allows us to carryback $20.3 million and $13.0 million of NOLs arising in the years ended September 30, 2019 and September 30, 2018, respectively, generating a tax refund of approximately $11.3 million. During the nine months ended June 30, 2020, we recorded a receivable for the expected refund. We have also adjusted our deferred tax liabilities and deferred tax assets, and the corresponding valuation allowance, for the impact of the NOL provisions in the CARES Act.

As of June 30, 2020, we continued to have a full valuation allowance against all deferred tax assets that rely upon future taxable income for their realization and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth.

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
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of June 30, 2020 and September 30, 2019, 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at June 30, 2020 and September 30, 2019.

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

The Offering of the Firm Shares closed on February 25, 2020. The net proceeds from the Offering were approximately $49.5 million, after deducting underwriting discounts. Direct costs of $0.4 million related to the offering were recorded to equity during the three months ended March 31, 2020. The Underwriters did not exercise the Option in full for the additional 1,017,390 shares. The 6,782,610 shares purchased were issued from Treasury Stock on February 25, 2020, leaving 82,287 shares in Treasury stock as of March 31, 2020 and June 30, 2020. We intend to use the proceeds for working capital, capital expenditures, and other general corporate purposes, which may include the addition of new campuses, the expansion of existing programs and the development of new programs, and the purchase of real property and campus infrastructure. We may also use a portion of the net proceeds to fund potential strategic acquisitions of complementary businesses, assets, services or technologies.

Share Repurchase Program
On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
or limit the share repurchase program at any time without prior notice. We did not repurchase shares during the nine months ended June 30, 2020 or June 30, 2019. As of June 30, 2020, we have purchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Securities Purchase Agreement, future stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

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

Diluted earnings per common share is calculated using the more dilutive of the as-converted or the two-class method. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted weighted average shares outstanding are the same for the three and nine months ended June 30, 2020 and 2019 as a result of the net loss available to common shareholders and anti-dilutive impact of the potentially dilutive securities.

The following table summarizes the computation of basic and diluted earnings per common share under the as-converted or two-class method, as well as the anti-dilutive shares excluded:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic earnings per common share:
Net (loss) income	$(13,268)	$(365)	$1,558	$(13,345)
Less: Preferred stock dividend declared	(1,309)	(1,309)	(3,941)	(3,927)
Loss available for distribution	(14,577)	(1,674)	(2,383)	(17,272)
Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(14,577)	$(1,674)	$(2,383)	$(17,272)

Weighted average basic shares outstanding	32,607	25,498	28,871	25,410

Basic loss per common share	$(0.45)	$(0.07)	$(0.08)	$(0.68)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Diluted earnings per common share:
Loss available for distribution	$(14,577)	$(1,674)	$(2,383)	$(17,272)

Weighted average basic shares outstanding	32,607	25,498	28,871	25,410
Dilutive effect related to employee stock plans	—	—	—	—
Dilutive effect related to preferred stock	—	—	—	—
Weighted average diluted shares outstanding	32,607	25,498	28,871	25,410

Diluted loss per common share	$(0.45)	$(0.07)	$(0.08)	$(0.68)

Anti-dilutive shares excluded:
Outstanding stock-based grants	281	273	297	387
Convertible preferred stock	21,021	21,021	21,021	21,021
Total anti-dilutive shares excluded	21,302	21,294	21,318	21,408

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
Summary information by reportable segment was as follows:

	Postsecondary Education	Other	Consolidated
Three Months Ended June 30, 2020
Revenues	$52,199	$2,284	$54,483
Loss from operations	(13,341)	(438)	(13,779)
Depreciation and amortization (a)	2,904	23	2,927
Net loss	(12,830)	(438)	(13,268)

Three Months Ended June 30, 2019
Revenues	75,396	3,646	79,042
Loss from operations	(402)	(53)	(455)
Depreciation and amortization (a)	3,966	36	4,002
Net (loss) income	(413)	48	(365)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Postsecondary Education	Other	Consolidated
Nine Months Ended June 30, 2020
Revenues	213,780	10,654	224,434
Loss from operations	(9,331)	(693)	(10,024)
Depreciation and amortization (a)	8,729	92	8,821
Net income (loss)	2,251	(693)	1,558

Nine Months Ended June 30, 2019
Revenues	232,561	11,277	243,838
Loss from operations	(12,071)	(1,169)	(13,240)
Depreciation and amortization (a)(b)	11,835	122	11,957
Net loss	(12,474)	(871)	(13,345)

As of June 30, 2020
Total assets	415,103	6,480	421,583

As of September 30, 2019
Total assets	263,974	6,552	270,526

(a) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million and $1.0 million for the three and nine months ended June 30, 2020, respectively, and $0.4 million and $1.1 million for the three and nine months ended June 30, 2019, respectively.

(b) During nine months ended June 30, 2019, depreciation and amortization included $2.0 million of amortization of assets subject to a financing obligation.

Note 18 - Government Regulation and Financial Aid
As discussed at length in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019, our institutions participate in a range of government-sponsored student assistance programs. The most significant of these is the federal student aid programs administered by the U.S. Department of Education (“ED”) pursuant to Title IV of the Higher Education Act (“HEA”), commonly referred to as the Title IV Programs. Generally, to participate in the Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. See “Regulatory Environment” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.

State Authorization and Regulation

Each of our institutions must be licensed or otherwise legally authorized to operate in the state where the institution is located to operate and offer a postsecondary education program to our students. In some cases, our institutions also must be authorized by state education agencies in states other than the state in which the institution is physically located, if the institution recruits in the other state. State education authorization also is required to participate in the Title IV Programs. Our institutions are subject to extensive, ongoing regulation by each of these agencies. See “Regulatory Environment - State Authorization and Regulation” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019. We believe that each of our institutions is in substantial compliance with state education agency requirements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws and regulations typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations and other operational matters. States often change their requirements in response to ED regulations or implement requirements that may impact institutional and student success, and our institutions must respond quickly to remain in compliance. Also, from time to time, states may transition authority between state agencies, and we must comply with the new state agency’s rules, procedures and other documentation requirements. If any one of our campuses were to lose its authorization from the education agency of the state in which the campus is located, that campus would be unable to offer its programs and we could be forced to close that campus. If one of our campuses were to lose its authorization from a state other than the state in which the campus is located, that campus would not be able to recruit students in that state.

Accreditation

Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Accreditation by an ED-recognized accrediting agency is required for an institution to be certified to participate in the Title IV Programs. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (“ACCSC”), an accrediting agency recognized by ED. See “Regulatory Environment - Accreditation” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019 for further details. We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards.

Our campuses’ grants of accreditation periodically expire and require renewal. A school that is faithfully engaged in the renewal of accreditation process and is meeting all of the requirements of that process continues to be accredited if the school’s term of accreditation has exceeded the period of time last granted by ACCSC. In December 2019, ACCSC conducted a renewal of accreditation on-site evaluation at our Bloomfield, New Jersey campus, which resulted in zero findings of non-compliance. The campus received a Renewal of Education through May 2025 during the ACCSC Commission meeting in May 2020.

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

On June 12, 2019, ED published proposed regulations relating to ED’s recognition of accrediting agencies and accreditation procedures and the legal authorization of institutions by states. The proposed regulations were published in a notice of proposed rulemaking in the Federal Register and made available for public comment. On November, 1, 2019, ED published the final regulations. The final regulations include revisions to the standards that accrediting agencies must meet to qualify for ED recognition, the rules governing authorization by state agencies, and certain provisions requiring institutions to report and disclose institutional information to current and prospective students. These regulations became effective July 1, 2020.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
On July 1, 2020, ED published the final regulations relating to faith based entities and Teach Grants. These regulations will be effective July 1, 2021.

Last, on April 2, 2020, ED published a Notice of Proposed Rulemaking in the Federal Register related to distance education and innovation regulations for a 30-day public comment period. ED is expected to publish a final regulation prior to November 1, 2020.

Our process of reviewing the potential impact of any regulations issued in connection with the “Accreditation and Innovation” rulemaking is continuing.

Borrower Defense and Financial Responsibility Regulations

On July 1, 2020, ED’s final rule on borrower defense and financial responsibility became effective.

The borrower defense aspect of the regulations allows borrowers who were defrauded by their college or university to seek full or partial forgiveness of their federal student loan. Applicable regulations depend on when the relevant loan was disbursed: Loans disbursed before July 1, 2017 are subject to ED’s 1994 regulations; Loans disbursed on or after July 1, 2017 and before July 1, 2020 are subject to ED’s 2016 regulations; and loans disbursed on or after July 1, 2020 are subject to ED’s 2020 regulations, which became effective July 1, 2020.

The financial responsibility aspect of the new regulations continue to include a list of events that could result in ED determining that an institution has failed ED’s financial responsibility standards and requiring a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements. The regulations establish revised lists of mandatory triggering events and of discretionary triggering events for which ED may determine that an institution is not able to meet its financial or administrative obligations if the events are likely to have a material adverse effect on the financial condition of the institution. The regulations require the institution to notify ED of the occurrence of a mandatory or discretionary event in accordance with procedures established by ED, typically within 10 days of the occurrence of the event with certain exceptions. ED may make a determination that an institution fails to meet the financial responsibility standards based on the occurrence of one or more mandatory or discretionary triggers and impose a letter of credit and/or other conditions upon the institution. See “Regulation of Federal Student Aid Programs - Defense to Repayment Regulations - Financial Protection Requirements” in our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019.

Closed School Loan Discharges

As part of the borrower defense regulations effective July 1, 2020, ED revised the regulations concerning the discharge of student loans based on the school’s closure or a false claim of high school completion under certain circumstances. The new regulations apply to loans first disbursed on or after July 1, 2020. Among other things, the new regulations allow students to obtain a discharge if, among other requirements, they were enrolled not more than 180 days before the campus closed. ED has the authority to extend the 180-day period for extenuating circumstances. The borrower also must certify that the student has not accepted the opportunity to complete, or is not continuing in, the program of study or comparable program through either an institutional teach-out plan performed by the school or a teach-out agreement at another school, approved by the school’s accrediting agency and, if applicable, state licensing agency.

ED also has the authority to discharge on its own initiative the loans of qualified borrowers without a borrower application if the borrower did not subsequently re-enroll in any Title IV eligible institution within three years from the date the school closed. These regulations limit this authority to schools that close between November 1, 2013 and July 1, 2020.

On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications, and its last class group of students started on March 18, 2019. The campus closed on July 31, 2020, after the July 1, 2020 effective date of the regulations. We provided all of the students enrolled at the campus prior to February 18, 2019 the ability to complete their programs, however some students withdrew before graduation and potentially qualified for a loan discharge.

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

COVID-19 and the CARES Act

On March 13, 2020, the United States declared a national emergency concerning the COVID-19 pandemic, effective March 1, 2020. ED, consistent with its authority under then-existing statutes and regulations, issued guidance on March 5, 2020, outlining a range of accommodations intended to address interruptions of study related to COVID-19. This guidance was updated on March 20, 2020, by adding an attachment titled “COVID-19 FAQs” to the March 5, 2020 announcement. Together, these documents offered guidance and flexibility regarding a wide range of regulatory requirements, including provisions relating to the offering of distance education, campus-based assistance programs, the length of an academic year, the measurement of satisfactory academic progress and the return of unearned Title IV Program funds to ED, among others. We reviewed and implemented many of these flexibilities, including the opportunity to temporarily offer distance education.

On March 27, 2020, President Trump signed the CARES Act, which provides additional flexibilities and accommodations, beyond those offered by the ED in its March 5, 2020 guidance, particularly with regard to the campus-based assistance programs, the measurement of satisfactory academic progress and the return of unearned Title IV Program funds to ED. Shortly thereafter, on April 3, 2020, ED issued further guidance, providing additional regulatory flexibilities, and in some cases, implementing the accommodations provided for in the CARES Act. Guidance has also been published regarding immigration, discrimination, safety, and privacy issues, as well as the Higher Education Emergency Relief Fund (“HEERF”) established under the CARES Act. ED has indicated that additional guidance is forthcoming.

We continue to review the CARES Act and the guidance from ED and implement available legislative and regulatory relief as applicable.

Distance Education

In response to COVID-19, ED provided broad approval for institutions to use distance learning modalities without going through the standard ED approval process through December 31, 2020. ED also permitted accreditors to waive their distance review requirements. ACCSC has granted institutions temporary approval to offer distance education through December 31, 2020. State agencies have also provided distance education flexibility, but the processes and expiration dates for temporary distance education approval vary by state, and states have been granting extensions to these temporary approvals as they approach expiration. We have availed ourselves of this temporary flexibility in all our programs and we are in full compliance with all state and ACCSC requirements.

To afford us additional flexibility beyond the current temporary approval period(s), we have initiated the approval process with ACCSC, state agencies, or both to be able of offer distance education and a blended learning format for all of our programs on a more permanent basis. Additionally, as a result of previously implementing our Tech II curriculum, we are currently approved to offer distance education at our Avondale, Arizona, Rancho Cucamonga, California, Sacramento, California, Orlando, Florida, Dallas-Ft. Worth, Texas, Long Beach, California and Bloomfield, New Jersey campuses for our Automotive/Diesel Tech II programs by ACCSC, state agencies, or both.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 19 - Higher Education Emergency Relief Fund under the CARES Act

The CARES Act established the HEERF. The HEERF includes approximately $12.5 billion in relief funds to be distributed directly to institutions of higher education. At least 50% of the funds awarded to an institution of higher education must be used for emergency financial aid grants to students. The remaining funds must be used “to cover any costs associated with significant changes to the delivery of instruction due to the coronavirus.”

In order to access the HEERF funds, institutions must complete two Funding and Certification Agreements (the “HEERF Agreements”), one for the emergency financial grants to students portion and the other for the institutional portion, which obligate the recipient to administer the funds in a manner that is consistent with the CARES Act and federal laws cited in the HEERF Agreements. The HEERF Agreements also subject the recipient to a range of reporting and audit requirements. ED has emphasized that institutions should be prepared to report the use of the funds and to describe any internal controls the institution has in place to ensure that funds were used for allowable purposes and in accordance with cash management principles. The agency also has encouraged institutions to keep detailed records of how they are expending all funds received under the HEERF and indicated that further instructions are forthcoming in a notice in the Federal Register. A failure to administer the HEERF funds in accordance with applicable laws at regular intervals could result in a future repayment liability.

The allocations to the higher education institutions were set by a formula prescribed in the CARES Act, which is weighted significantly by the number of full-time students who are Pell-eligible, but also takes into consideration the total population of the school and the number of students who were not enrolled full-time online before the COVID-19 outbreak. ED utilized the most recent data available from the Integrated Postsecondary Education Data System and Federal Student Aid for this calculation. In May 2020, we were granted approximately $33.0 million in HEERF funds.

HEERF Funds for Student Grants

Per the HEERF Agreements, at least 50% of HEERF funds received were to be used exclusively for emergency financial aid grants to students impacted by COVID-19, supporting their efforts to stay in school and continue their training toward graduation and future careers. In May of 2020, we received $16.5 million designated for student grants and deposited these funds into a separate cash account that is classified on our condensed consolidated balance sheet as “Restricted cash.” As of June 30, 2020, we have awarded approximately $11.0 million in the form of grants to over 6,900 students, and $5.5 million remains in Restricted cash with an offsetting liability included in “Accounts payable and accrued expenses.”

HEERF Funds for Significant Changes to the Delivery of Instruction

In addition, in May of 2020 we received $16.5 million for the institutional portion of the HEERF funds. Such funds may be used to provide additional emergency financial aid grants to students, to cover institutional costs associated with significant changes to the delivery of instruction due to coronavirus, or not used at all and returned to the government. It is our general intent to draw the institutional funds from the ED’s G5 Grants Management System (“G5”) as we incur and record the expenses. As of June 30, 2020, the $16.5 million remained in our G5 account with the ED and is not included in our “Cash and cash equivalents” on our condensed consolidated balance sheet.

Per the CARES Act, the HEERF Agreements, and ED guidance, the following requirements are generally applicable to all allowable institutional costs:

•Funds may only be used to cover institutional costs associated with significant changes to the delivery of instruction due to the coronavirus.
•Costs must have been incurred on or after March 13, 2020.
•Funds must be used promptly and to the greatest extent practicable within one year of the date the funds are received and no later than September 30, 2022.
•The use of funds must be documented and reported.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
As explained in the HEERF Agreements, we have “discretion in determining how to allocate and use the funds provided under the CARES Act, provided the funds will be spent only on those costs for which Recipient has a reasoned basis for concluding such costs have a clear nexus to significant changes to the delivery of instruction due to the coronavirus.” Institutional costs that the ED has specifically designated as allowable include: additional emergency grants to students; reimbursements for refunds made to students for services the institution could no longer provide such as housing, food, room and board, and tuition; technology costs including laptops, hotspots, and other information technology equipment and software to enable students to participate in distance learning; qualified scholarships and payment for future academic terms; and payments to a third-party service provider or online program manager for each additional student using the distance learning platform. The ED has specifically prohibited costs related to pre-enrollment recruiting activities, endowments, capital outlays associated with facilities to athletics, sectarian instruction, or religious worship, executive compensation, investor benefits, and to pay student balances or student debt.

Prior to the COVID-19 crisis, the majority of our training programs were delivered exclusively through in-person instruction at our campus locations. In order to allow our students to continue their education during the COVID-19 crisis, beginning on March 25, 2020, we shifted our predominantly on-campus, in-person education model to a blended training model that combines online, instructor-delivered teaching and demonstrations with hands-on labs. We incurred significant costs for the initial development and implementation of our online training program for students including software purchases, audio/video equipment purchases and labor hours to record the instructional videos and for training of faculty, and enhancements to the online student experience. In May of 2020, we resumed in-person labs at eight of our campus locations. Four of our campuses resumed in-person labs in June of 2020, and our final campus to resume in-person labs in Bloomfield, New Jersey opened on July 1, 2020. On-campus labs have been re-designed or modified to meet the guidelines set by the CDC, as well as state and local jurisdictions for health, safety and social distancing. In order to comply with these new guidelines, we incurred costs for sanitization supplies, partitions, labor hours and other related expenses to ensure safety and social distancing. In total, we incurred approximately $5.9 million between March 15, 2020 and June 30, 2020 related to the changes in the delivery of instruction due to the coronavirus. We have consulted with our outside regulatory counsel and believe that all of these costs are allowable expenses for the institutional HEERF funds under the CARES Act. As a result, we have recorded a receivable of $5.9 million as of June 30, 2020, and have offset our total operating expenses by $5.9 million for the three months ended June 30, 2020. Of the $5.9 million, $4.9 million was recorded in “Educational services and facilities” and $1.0 million was recorded in “Selling, general and administrative” on the condensed consolidated statements of operation for the three months ended June 30, 2020. It is our general intent to draw the institutional funds from the G5 account as we incur and record the expenses. We plan to draw the funds related to the expenses incurred through June 30, 2020 during the three months ended September 30, 2020.

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

Company Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as well as welders and computer numerical control (“CNC”) machining technicians as measured by total average full-time enrollment and graduates. We offer certificate, diploma or degree programs at 12 campuses across the United States, excluding the Norwood, Massachusetts campus which was closed on July 31, 2020. Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We have provided technical education for 55 years.

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

On March 19, 2020, we suspended all in person classes at all of our campuses for the safety and protection of our students and staff, to help slow the spread of COVID-19 and to comply with state and local orders and restrictions. Upon the suspension of all in person classes, we provided all students with the opportunity to take a leave of absence or to continue their education via an online curriculum. On March 25, 2020, we began offering the classroom portion of our training online so that the more than 8,000 students who elected to remain active in the program could continue their education remotely. As our training is a combination of classroom lectures and hands-on labs, there is a portion of most classes that cannot be delivered online and needs to be completed in-person at the campus lab.

During the three months ended June 30, 2020, as campuses were able to reopen, we transitioned our on-campus, in-person education model to a blended training model that combines online, instructor-delivered teaching and demonstrations with hands-on labs. In May of 2020, we resumed in-person labs at eight of our campus locations. Four of our campuses resumed in-person labs in June of 2020, and our final campus to resume in-person labs in Bloomfield, New Jersey opened on July 1, 2020. As previously planned, we completed the teach-out of our Norwood, Massachusetts campus and it closed on July 31, 2020.

Fiscal 2020 Overview

Operations

As a result of the COVID-19 pandemic there were a higher number of student leaves of absence during the three months ended June 30, 2020 versus the prior year comparable period. This resulted in a decrease of 8.3% in our average undergraduate full-time enrollment to 9,068 for the three months ended June 30, 2020. Despite these factors, we started 1,824 new students during the three months ended June 30, 2020, which was an increase of 8.4% from the prior year comparable period. The increase in starts was primarily the result of an additional start during the three months ended June 30, 2020, due to the timing of the June 29th start which, in the prior year, occurred on July 1st and thus was reported in the three months ended September 30, 2019.

Revenues for the three months ended June 30, 2020 were $54.5 million, a decrease of $24.6 million, or 31.1%, from the comparable period in the prior year. We had a loss from operations of $13.8 million compared to $0.5 million in the prior year period. Our loss from operations was primarily driven by our decrease in revenue, but was offset by decreases in expenses such as labor, variable campus expenses and travel due to the COVID-19 crisis. Our results of operations were impacted by the opening of our new campus in Bloomfield, New Jersey in August 2018 and our exit of the Norwood, Massachusetts campus, which closed on July 31, 2020:

•For the three months ended June 30, 2020 and 2019, the Bloomfield, New Jersey campus had revenues of $2.6 million and $2.9 million, respectively, and total direct costs of $1.8 million and $2.2 million, respectively.

•For the three months ended June 30, 2020 and 2019, the Norwood, Massachusetts campus had revenues of $0.1 million and $2.1 million, respectively, and total direct costs of $1.6 million and $2.2 million, respectively. For further discussion on the Norwood closure, see the Current Report on Form 8-K filed with the SEC on February 19, 2019. Additionally, see Note 5 of the notes to our condensed consolidated financial statements herein for further discussion of the related postemployment benefits.

Revenues for the nine months ended June 30, 2020 were $224.4 million, a decrease of $19.4 million, or 8.0%, from the comparable period in the prior year. Our operating loss was $10.0 million for the nine months ended June 30, 2020 compared to $13.2 million in the prior year period. The improvement in our operating results was primarily due to decreases in expenses in the current year due to cost management initiatives and the impacts of the COVID-19 crisis. Additionally, the nine months ended June 30, 2019 included a $4.0 million consultant termination fee that was not recurring. Further, as noted above, our results of operations were impacted by the opening of our new campus in Bloomfield, New Jersey and our exit of the Norwood, Massachusetts campus as follows:

•For the nine months ended June 30, 2020 and 2019, the Bloomfield, New Jersey campus had revenues of $10.9 million and $7.4 million, respectively, and total direct costs of $6.5 million and $6.3 million, respectively.

•For the nine months ended June 30, 2020 and 2019, the Norwood, Massachusetts campus had revenues of $1.4 million and $7.0 million, respectively, and total direct costs of $4.6 million and $8.5 million, respectively.

As previously noted, we have transitioned our on-campus, in-person education model to a blended training model that combines online, instructor-delivered teaching and demonstrations with hands-on labs. On-campus labs have been re-designed to meet the health, safety and social distancing guidelines imposed by the Centers for Disease Control (“CDC”) and state and local jurisdictions, while still meeting our accreditation and curriculum requirements. Now that all of our campuses have reopened, once a student returns to campus for in-person labs, under the new guidelines it takes on average approximately six to nine weeks for that student to catch up on the lab work that he was unable to complete during the campus closure and prior to his return. As a result, the graduation dates for many of the students who would have completed their programs between March and September of 2020 have been delayed. Additionally, some students have not returned to campus to complete the in-person labs and remain only in the online portion of the curriculum, essentially only completing half of each course, while others are completing catch up labs, but over an extended period of time. We continue to recognize revenue ratably over the term of the course or program offered, taking into consideration those only completing the online curriculum, and the catch up period for active students and the impact it has on expected graduation dates. As a result, we deferred revenue of $10.8 million during the three months ended June 30, 2020. Of the $0.3 million revenue deferred during the three months ended March 31, 2020, $0.2 million was recognized during the three months ended June 30, 2020, as those students were able to complete their in-person labs and graduate.

While we have reopened all of our campus locations, some students have delayed returning to campus for in-person labs even with the new social distancing protocols in place and remain on leave of absence or continue only with the online instruction portion of the curriculum. If students continue to remain on a leave of absence, withdraw, or do not make up the required in-person labs on a timely basis, our revenues could continue to be impacted for the remainder of 2020.

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

Graduate Employment

Our consolidated graduate employment rate for our fiscal 2019 graduates as of June 30, 2020 was 2.9% lower than the rate at the same time in the prior year. The rate declined for all of our programs, with the larger rate declines in our Welding and CNC programs, which are two of our smaller programs and subject to more rate variability.

Regulatory Environment

See Note 18 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,
	2020	2019
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	59.6%	54.2%
Selling, general and administrative	65.7%	46.4%
Total operating expenses	125.3%	100.6%
Loss from operations	(25.3)%	(0.6)%
Interest income	0.4%	0.4%
Interest expense	—%	(1.0)%
Other income, net	0.6%	0.7%
Total other income, net	1.0%	0.1%
Loss before income taxes	(24.3)%	(0.5)%
Income tax expense	—%	—%
Net loss	(24.4)%	(0.5)%
Preferred stock dividends	2.4%	1.7%
Loss available for distribution	(26.8)%	(2.2)%

Revenues

Revenues for the three months ended June 30, 2020 were $54.5 million, a decrease of $24.6 million, or 31.1%, as compared to revenues of $79.0 million for the three months ended June 30, 2019. During the three months ended June 30, 2020, we had a 8.3% decrease in our average full-time student enrollment primarily as a result of higher student leaves of absence due to COVID-19. Additionally, revenue recognition for active students has been impacted by students retaking courses that were previously completed and by the time needed to complete in-person catch-up labs that were unable to be completed during the time the campuses were closed. As previously discussed in the “Fiscal 2020 Overview,” we deferred revenue of $10.8 million during the three months ended June 30, 2020, for active students who have elongated the lab catch up period and are therefore delaying their future graduation dates, and for many active students who would have graduated between March and September of 2020 and whose graduation dates are delayed due to the campus closures and pending lab catch ups. We recognized $2.3 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended June 30, 2020 as compared to $1.5 million for the three months ended June 30, 2019.

Educational services and facilities expenses

Educational services and facilities expenses were $32.5 million for the three months ended June 30, 2020, which represents a decrease of $10.3 million as compared to $42.8 million for the three months ended June 30, 2019.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Three Months Ended June 30,
	2020	2019
Salaries expense	15,728	$18,660
Employee benefits and tax	2,586	4,143
Bonus expense	703	100
Stock-based compensation	20	—
Compensation and related costs	19,037	22,903
Depreciation and amortization expense	3,082	3,869
Occupancy costs	9,323	8,661
Supplies and maintenance expense	1,623	2,408
Contract service expense	523	725
Student expense	478	532
Taxes and licensing expense	647	904
Other educational services and facilities expense	(2,237)	2,834
Total educational services and facilities expense	$32,476	$42,836

Compensation and related costs decreased $3.9 million for the three months ended June 30, 2020.

•Salaries expense decreased $2.9 million for the three months ended June 30, 2020. The decrease was attributable to lower headcount compared to the prior year period due to attrition and furloughs enacted to offset revenue decreases from COVID-19.
•Employee benefits and tax decreased $1.6 million for three months ended June 30, 2020. The decrease was due to lower headcount and lower cost per employee from implementing new benefit plans at the beginning of fiscal 2020.

Depreciation and amortization expense decreased $0.8 million for the three months ended June 30, 2020, due to the adoption of ASU 2016-02, Leases (Topic 842) (“ASC 842”) as of October 1, 2019, whereby the assets that were previously financed by finance obligations were converted to operating leases. Operating leases assets are classified in “Right-of-use assets for operating leases” on the condensed consolidated balance sheet and the related operating lease expense now rolls into “Occupancy costs” in the table above.
Occupancy costs increased $0.7 million for the three months ended June 30, 2020. The increase was primarily attributed to the adoption of ASC 842 as of October 1, 2019 as described above.
Taxes and licensing decreased $0.3 million for the three months ended June 30, 2020. The decrease was attributed to decline in real estate property taxes from exiting the Norwood, Massachusetts campus.
Other educational services and facilities expense includes a $4.9 million credit for three months ended June 30, 2020 for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus. The allowable costs are included in the relevant line items above. See Note 19 in the notes to the condensed consolidated financial statements herein for a discussion on the Higher Education Emergency Relief Fund (“HEERF”) established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2020 were $35.8 million. This represents a decrease of $0.9 million, as compared to $36.7 million for the three months ended June 30, 2019.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Three Months Ended June 30,
	2020	2019
Salaries expense	$13,849	$14,045
Employee benefits and tax	2,896	3,592
Bonus expense	4,074	2,134
Stock-based compensation	533	169
Compensation and related costs	21,352	19,940
Advertising expense	9,045	9,484
Professional services expense	942	1,194
Contract services expense	868	878
Depreciation and amortization expense	177	362
Other selling, general and administrative expenses	3,402	4,803
Total selling, general and administrative expenses	$35,786	$36,661

Compensation and related costs increased $1.4 million for the three months ended June 30, 2020:

•Salaries expense decreased by $0.2 million for the three months ended June 30, 2020. The decrease was primarily due to lower headcount compared to the prior year and losses recognized on our qualified deferred compensation plan.
•Employee benefits and tax decreased $0.7 million for the three months ended June 30, 2020. The decrease was due to lower headcount and lower cost per employee from implementing new benefit plans in the first quarter of fiscal 2020.
•Bonus expense increased by $1.9 million for the three months ended June 30, 2020. The increase was the result of projected performance against bonus plan metrics and no management bonus accrual in the prior year period.
Professional services expenses decreased $0.3 million for the three months ended June 30, 2020. The decrease was primarily due to lower legal and accounting fees.
Other selling, general and administrative expenses includes a $1.0 million credit for three months ended June 30, 2020 for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus from the institutional HEERF funds received. The allowable costs are included in the relevant line items above. See Note 19 in the notes to the condensed consolidated financial statements herein for further information on the HEERF funds.
Income taxes
Our income tax expense for the three months ended June 30, 2020 was $21 thousand, or 0.2% of pre-tax loss, compared to income tax expense of $31 thousand, or 9.3% of pre-tax loss, for the three months ended June 30, 2019. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. We recorded a full valuation allowance against the deferred tax assets as of June 30, 2020 and June 30, 2019.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $1.3 million for the three months ended June 30, 2020 and 2019.

Net loss available for distribution

Net loss available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported net loss available for distribution for the three months ended June 30, 2020 of $14.6 million and $1.7 million for the three months ended June 30, 2019.

Results of Operations: Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Nine Months Ended June 30,
	2020	2019
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	52.7%	55.1%
Selling, general and administrative	51.8%	50.3%
Total operating expenses	104.5%	105.4%
Loss from operations	(4.5)%	(5.4)%
Interest income	0.4%	0.5%
Interest expense	—%	(1.0)%
Other (expense) income, net	—%	0.6%
Total other income, net	0.4%	0.1%
Loss before income taxes	(4.1)%	(5.3)%
Income tax benefit (expense)	4.8%	(0.1)%
Net income (loss)	0.7%	(5.4)%
Preferred stock dividends	1.8%	1.6%
Loss available for distribution	(1.1)%	(7.0)%

Revenues

Revenues for the nine months ended June 30, 2020 were $224.4 million, a decrease of $19.4 million, or 8.0%, as compared to revenues of $243.8 million for the nine months ended June 30, 2019. Our average full-time student enrollment decreased 3.3% due primarily to a higher number of students going on leave of absence due to the COVID-19 crisis. Additionally, revenue recognition for active students has been impacted by student retaking courses that were previously completed and by the time needed to complete in-person catch-up labs that were unable to be completed during the time the campuses were closed. We deferred net revenues of $10.9 million during the nine months ended June 30, 2020, for active students who have elongated the lab catch up period and thus are delaying their future graduation dates, and for many active students who would have graduated between March and September of 2020 and whose graduation dates are delayed due to the campus closures and pending lab catch ups. Offsetting the decrease in average students and the impact of the graduation delays, during the nine months ended June 30, 2020, we implemented tuition rate increases of 3.5% for our auto, diesel, welding, marine, CNC and collision repair programs, and 15.0% for our motorcycle program. Additionally, we recognized $5.8 million on an accrual basis related to revenues and interest under our proprietary loan program for the nine months ended June 30, 2020 as compared to $4.7 million for the nine months ended June 30, 2019.

Educational services and facilities expenses

Educational services and facilities expenses were $118.3 million for the nine months ended June 30, 2020, which represents a decrease of $16.1 million as compared to $134.4 million for the nine months ended June 30, 2019.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Nine Months Ended June 30,
	2020	2019
Salaries expense	$53,582	$59,269
Employee benefits and tax	9,014	12,383
Bonus expense	1,269	330
Stock-based compensation	38	—
Compensation and related costs	63,903	71,982
Depreciation and amortization expense	9,087	11,613
Occupancy costs	28,674	26,510
Supplies and maintenance expense	6,510	7,600
Contract service expense	2,123	2,779
Student expense	1,979	1,792
Taxes and licensing expense	1,952	2,766
Other educational services and facilities expense	4,033	9,351
Total educational services and facilities expense	$118,261	$134,393

Compensation and related costs decreased $8.1 million for the nine months ended June 30, 2020.

•Salaries expense decreased $5.7 million for the nine months ended June 30, 2020. The decrease was attributable to lower headcount compared to the prior year period due to attrition and furloughs enacted to offset revenue decreases from COVID-19.
•Employee benefits and tax decreased $3.4 million for nine months ended June 30, 2020. The decrease was due to lower headcount and lower cost per employee from implementing new benefit plans at the beginning of fiscal 2020.
Depreciation and amortization expense decreased $2.5 million for the nine months ended June 30, 2020, due to the adoption of ASU 842 as of October 1, 2019, whereby the assets that were previously financed by finance obligations were converted to operating leases. Operating leases assets are classified in “Right-of-use assets for operating leases” on the condensed consolidated balance sheet and the related operating lease expense now rolls into “Occupancy costs” in the table above.
Occupancy costs increased $2.2 million for the nine months ended June 30, 2020. The increase was primarily attributed to the adoption ASU 842 as of October 1, 2019 as described above.
Contract service expense decreased $0.7 million during the nine months ended June 30, 2020. The decrease was primarily attributed to phasing out contracts with third parties performing Free Application for Federal Student Aid related duties and absorbing these responsibilities internally.
Taxes and licensing decreased $0.8 million for the nine months ended June 30, 2020. The decrease was attributed to a decline in real estate property taxes from exiting the Norwood, Massachusetts campus.
Other educational services and facilities expense includes a $4.9 million credit for nine months ended June 30, 2020 for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus from the institutional HEERF funds received. The allowable costs are included in the relevant line items above. See Note 19 in the notes to the condensed consolidated financial statements herein for further information on the HEERF funds.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended June 30, 2020 were $116.2 million. This represents a decrease of $6.5 million, as compared to $122.7 million for the nine months ended June 30, 2019.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Nine Months Ended June 30,
	2020	2019
Salaries expense	$43,203	$43,876
Employee benefits and tax	9,147	10,830
Bonus expense	11,029	6,981
Stock-based compensation	1,522	1,531
Compensation and related costs	64,901	63,218
Advertising expense	30,062	31,415
Contract services expense	3,170	7,362
Professional services expense	2,965	3,839
Depreciation and amortization expense	744	1,111
Other selling, general and administrative expenses	14,355	15,740
Total selling, general and administrative expenses	$116,197	$122,685

Compensation and related costs increased $1.7 million for the nine months ended June 30, 2020:

•Salaries expense decreased by $0.7 million for the nine months ended June 30, 2020. The decrease was primarily due to lower headcount compared to the prior year, partially offset by costs related to the retirement of Kimberly J. McWaters, our former President and Chief Executive Officer, in October of 2019.
•Employee benefits and tax decreased $1.7 million for the nine months ended June 30, 2020. The decrease was due to lower headcount and lower cost per employee from implementing new benefit plans at the beginning of fiscal 2020.
•Bonus expense increased by $4.0 million for the nine months ended June 30, 2020. The increase was the result of projected performance against bonus plan metrics and no management bonus accrual in the prior year period.
Advertising expense decreased $1.4 million for the nine months ended June 30, 2020. The decrease was attributable to a change in spending pattern versus the prior year period.
Contract services expense decreased $4.2 million for the nine months ended June 30, 2020. The decrease was attributable to a $4.0 million consultant termination fee recognized during the nine months ended June 30, 2019 that was not recurring.
Professional services expenses decreased $0.9 million for the nine months ended June 30, 2020. The decrease was primarily due to lower legal and accounting fees.
Other selling, general and administrative expenses includes a $1.0 million credit for nine months ended June 30, 2020 for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus from the institutional HEERF funds received. The allowable costs are included in the relevant line items above. See Note 19 in the notes to the condensed consolidated financial statements herein for further information on the HEERF funds.
Income taxes
Our income tax benefit for the nine months ended June 30, 2020 was $10.7 million, or 117.0% of pre-tax loss, compared to income tax expense of $0.3 million, or 1.9% of pre-tax loss, for the nine months ended June 30, 2019. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. We recorded a full valuation allowance against the deferred tax assets as of June 30, 2020 and June 30, 2019. The significant decrease in the valuation allowance for the nine months ended June 30, 2020, and the related income tax benefit, was primarily attributable to the carryback of NOLs under the provisions of the CARES Act and the adoption of ASC 842 as of October 1, 2019. See Note 13 in the notes to the condensed consolidated financial statements herein for further information on the impacts of the CARES Act.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.1 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $3.9 million for the nine months ended June 30, 2020 and 2019, respectively.

Net loss available for distribution

Net loss available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported net loss available for distribution for the nine months ended June 30, 2020 of $2.4 million and $17.3 million for the nine months ended June 30, 2019.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three and nine months ended June 30, 2020 were negative $10.2 million and $0.2 million, respectively, compared to EBITDA of $4.4 million and $1.2 million for the three and nine months ended June 30, 2019, respectively.

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

EBITDA reconciles to net (loss) income, as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(13,268)	$(365)	$1,558	$(13,345)
Interest income	(218)	(358)	(901)	(1,153)
Interest expense	2	802	5	2,424
Income tax expense (benefit)	21	31	(10,699)	253
Depreciation and amortization (1)	3,259	4,326	9,831	13,023
EBITDA	$(10,204)	$4,436	$(206)	$1,202

(1) Includes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $1.1 million for the nine months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as the expansion of programs at existing campuses through the next 12 months. Our cash position is available to fund strategic long-term growth initiatives, including opening additional metro campuses in new markets and the creation of new programs, such as welding, in existing markets with under-utilized campus facilities. We have no bank debt as of June 30, 2020.

Our aggregate cash and cash equivalents were $60.0 million as of June 30, 2020, a decrease of $5.5 million from September 30, 2019. Additionally, we had short-term held-to-maturity investments of $31.6 million as of June 30, 2020. There were no held-to-maturity investments as of June 30, 2019.

We believe that additional strategic use of our cash resources may include subsidizing funding alternatives for our students, the repurchase of common stock, consideration of strategic acquisitions and other potential uses of cash. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents, and short-term investments, or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity.

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

On June 9, 2016, our Board of Directors voted to eliminate the quarterly cash dividend on our common stock. On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering were primarily used to fund strategic initiatives to drive growth, including the transformation plan, expansion to new markets with metro campuses and the creation of new programs in existing markets with under-utilized campus facilities. We paid preferred stock cash dividends of $5.3 million during the year ended September 30, 2019 and $2.6 million during the nine months ended June 30, 2020.

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

As discussed in more detail in Note 19 of the condensed consolidated financial statements herein, during the three months ended June 30, 2020, we were granted approximately $33.0 million in HEERF funds under the CARES Act, with $16.5 million exclusively for emergency financial aid grants to students impacted by COVID-19 and $16.5 million to cover institutional costs associated with significant changes to the delivery of instruction due to coronavirus. As of June 30, 2020, $5.5 million of the funds exclusively for emergency financial aid grants to students remained after issuing student grants and is included in our “Restricted cash” balance. As of June 30, 2020, $16.5 million remained in the Department of Education’s G5 Grants Management System (“G5”) and is not included in our “Cash and cash equivalents” on our condensed consolidated balance sheet. It is our general intent to draw the institutional funds from the G5 account as we incur and record the expenses.

On March 19, 2020, we suspended all in person classes at all of our campus locations to help slow the spread of COVID-19. As a result, we have transitioned our on-campus, in-person education model to a blended training model that combines online, instructor-delivered teaching and demonstrations with hands-on labs. In May of 2020, we resumed in-person labs at eight of our campus locations. Four of our campuses resumed in-person labs in June of 2020, and our final campus to resume in-person labs in Bloomfield, New Jersey opened on July 1, 2020. Now that all of our campuses have reopened, once a student returns to campus for in-person labs, under the new guidelines it takes on average approximately six to nine weeks for that student to catch up on the lab work that he was unable to complete during the campus closure and prior to his return. Additionally, some students have not returned to campus to complete the in-person labs and remain only in the online portion of the curriculum, essentially only completing half of each course, while others are completing catch up labs, but over an extended period of time. While we have reopened all of our campus locations, some students have delayed returning to campus for in-person labs even with the new social distancing protocols in place and remain on leave of absence or continue only with the online instruction portion of the curriculum. If students continue to remain on a leave of absence, withdraw, or do not make-up the required in-person labs on a timely basis, our cash generated from operations could continue to be impacted for the remainder of 2020.

Operating Activities

Our net cash used by operating activities was $10.1 million and $7.1 million for the nine months ended June 30, 2020 and 2019, respectively.

Net loss, after adjustments for non-cash items, provided cash of $32.0 million. The non-cash items included $18.2 million for amortization of right-of-use assets for operating leases, $8.8 million for depreciation and amortization expense and $1.5 million for stock based compensation expense.

Changes in operating assets and liabilities used cash of $42.2 million primarily due to the following:

•Changes in our operating lease liability as a result of rent payments used cash of $19.3 million.
•The increase in the income taxes receivable used cash of $11.1 million and was primarily attributable to the CARES Act, which allowed us to carryback NOLs from 2019 and 2018.
•The decrease in deferred revenue used cash of $10.0 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at June 30, 2020 as compared to September 30, 2019.
•The increase in accounts payable and accrued expenses provided cash of $12.5 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•The increase in receivables used cash of $13.9 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
Net loss, after adjustments for non-cash items, for the nine months ended June 30, 2019 provided cash of $1.3 million. The non-cash items included $9.9 million for depreciation and amortization expense, $2.0 million for amortization of assets subject to financing obligations and $1.5 million for stock-based compensation expense.

Changes in operating assets and liabilities used cash of $8.4 million primarily due to the following:

•The decrease in receivables provided cash of $3.8 million and was primarily attributable to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The increase in deferred revenue used cash of $10.6 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at June 30, 2019 as compared to September 30, 2018.
•The decrease in accounts payable and accrued expenses used cash of $3.8 million primarily related to the timing of payments to vendors.
•The decrease in deferred rent used cash of $2.1 million due to the change in amortization of the deferred rent balance related to the Norwood, Massachusetts campus exit. Deferred rent also decreased due to normal amortization of our Orlando, Florida and home office leases.

Investing Activities

During the nine months ended June 30, 2020, cash used in investing activities was $37.2 million. The cash outflow was primarily related to the purchase of held-to-maturity investments with a portion of the proceeds received from the February Offering, which was partially offset by maturities of certain of the held-to-maturity investments. Net cash used in investing activities also was impacted by purchases of property and equipment of $7.2 million which includes capital expenditures for the Houston, Texas and Long Beach, California welding program expansions.

During the nine months ended June 30, 2019, cash used in investing activities was $5.1 million primarily related to the purchase of property and equipment, primarily for our Dallas/Ft. Worth, Texas campus for welding, and new and replacement training equipment for ongoing operations and consolidation efforts at our Houston, Texas campus.

Financing Activities

During the nine months ended June 30, 2020, cash provided by financing activities was $45.9 million and related primarily to the net proceeds received from the February Offering, partially offset by our semi-annual payment of preferred stock dividends of $2.6 million on March 27, 2020.

During the nine months ended June 30, 2019, cash used in financing activities was $3.7 million and related primarily to the semi-annual payment of preferred stock dividends of $2.6 million on March 28, 2019, in addition to payments on our financing obligations of $1.0 million.

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

The transition of our on-campus, in-person education model to a blended training model that combines online, instructor-delivered teaching and demonstrations with hands-on labs as a result of the COVID-19 crisis could impact our future new student enrollments, graduations and student attrition.

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies in the nine months ended June 30, 2020 from those previously disclosed in Part II, Item 7 of our 2019 Annual Report on Form 10-K filed with the SEC on December 6, 2019, except as disclosed in Note 3 in the notes to the condensed consolidated financial statements herein.

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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2020 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2020, except for new internal controls related to ASC 842 that have been implemented, including internal controls related to a new enterprise-wide lease accounting system, as well as modified internal controls related to the collection, recording and accounting for leases in accordance with ASC 842.
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

With regard to the HEERF program in particular, we cannot predict whether and to what extent obligations will be interpreted, monitored, and enforced. A change in the presidential administration, congressional leadership changes, or new leadership in the Department of Justice and ED could affect or alter the current approach. We also cannot predict whether institutions of higher education will be subject to audit or investigation. Last, as with all government funds there is a potential for False Claims Act litigation.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of June 30, 2020, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program.  During the three months ended June 30, 2020, we made no purchases under this stock repurchase program.  Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of the Series A Preferred Stock.

There were no share repurchases to settle individual employee tax liabilities for restricted share awards during the three months ended June 30, 2020.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	August 7, 2020	By:	/s/ Jerome A. Grant
		Name:	Jerome A. Grant
		Title:	Chief Executive Officer (Principal Executive Officer)