Form 10-K
period 2020-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2020-12-03
CIK 1261654

_____________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020

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

Securities registered pursuant to section 12(g) of the Act: None.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

At November 30, 2020, 32,647,362 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2020) was approximately $170,000,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and the Private Securities Litigation Reform Act of 1995, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions (including the negative form of such expressions) intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions, do not strictly relate to historical or current facts, any of which may not prove to be accurate. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Important factors that could cause actual results to differ from those in our forward-looking statements include, without limitation:

•failure of our schools to comply with the extensive regulatory requirements for school operations;
•our failure to maintain eligibility for federal student financial assistance funds;
•continued Congressional examination of the for-profit education sector;
•a disruption in our ability to process student loans under the Federal Direct Loan Program;
•regulatory investigations of, or actions commenced against, us or other companies in our industry;
•the effect of public health pandemics, epidemics or outbreak, including COVID-19;
•changes in the state regulatory environment or budgetary constraints;
•our failure to improve underutilized capacity at certain of our campuses;
•enrollment declines or challenges in our students’ ability to find employment as a result of macroeconomic conditions;
•our failure to maintain and expand existing industry relationships and develop new industry relationships with our industry customers;
•our ability to update and expand the content of existing programs and develop and integrate new programs in a cost-effective manner and on a timely basis;
•our failure to effectively identify, establish and operate additional schools, programs or campuses;
•the effect of our principal stockholder owning a significant percentage of our capital stock, and thus being able to influence certain corporate matters and the potential in the future to gain substantial control over our company;
•the impact of certain holders of our Series A Preferred Stock owning a significant percentage of our capital stock, their ability to influence and control certain corporate matters and the potential for future dilution to holders of our common stock;
•loss of our senior management or other key employees; and
•risks related to other factors discussed in this Annual Report on Form 10-K, including those described in Item 1A. “Risk Factors.”

The factors above are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A. “Risk Factors,” Item 1. “Business,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should bear this in mind as you consider forward-looking statements.

Also, these forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement. Except as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this Annual Report on Form 10-K, including the documents that we incorporate by reference herein, by these cautionary statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports and filings with the Securities and Exchange Commission (“SEC”).

PART I
ITEM 1. BUSINESS
Overview
Universal Technical Institute, Inc. (“we,” “us” or “our”) is the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average full-time enrollment and graduates. We also provide programs for welders and computer numeric control (“CNC”) machining technicians. We offer certificate, diploma or degree programs at 12 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (“UTI”), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”) and NASCAR Technical Institute (“NASCAR Tech”). Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Founded in 1965, we have provided technical education for more than 55 years and have graduated more than 220,000 technicians.
All of our campuses are nationally accredited and are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (“HEA”), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (“ED”). Our programs are also eligible for financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs (“VA”) and under the Workforce Investment Act.
Business Model and Industry Partnerships
Our goal is to continue to be the leading provider of postsecondary education for students seeking careers as professional technicians. We continue to evolve our business model to provide our students with accessible, affordable training with a focus on bringing education to the students at convenient locations. The market for qualified service technicians is large and growing. The United States Department of Labor Bureau of Labor Statistics (“U.S. DOL BLS”) estimates that an average of approximately 99,800 new job openings, due to growth and net replacements, will exist annually for newly trained technicians in the automotive, diesel, and collision fields through 2029. Additionally, the U.S. DOL BLS estimates that an average of 43,400 new job openings for welders, 11,800 new job openings for computer-controlled machine tool operators, and 4,200 new job openings for marine and motorcycle technicians will exist annually for new entrants through 2029 in these fields.
Our student recruitment efforts begin with our commitment to positive outcomes, both for our students and our industry relationships. Our responsibility to present job-ready graduates to employers requires that we recruit, enroll and train prospective students who have the drive and potential to successfully pursue a career in their field of training. We use a multi-touch media approach for our three primary admissions channels (high school, adult, and military) to enroll and start students, which involves national and local outreach to generate a high quality and quantity of prospective students. To maximize the likelihood of student retention and graduation, our admissions process is intended to identify students who have the desire and ability to succeed in their chosen program. In addition, we have established processes to identify students who may be in need of assistance to succeed in and complete their chosen program. To assist these students in graduating, we employ student service professionals that provide tutoring, and academic, financial, personal, and employment advisement. Additionally, as our campus locations do not offer housing for students, we have service professionals who leverage third-party relationships and assist our students in finding affordable housing near our campuses.
To ensure our programs provide students with the necessary hard and soft skills needed upon graduation, we have relationships with over 35 original equipment manufacturers and industry brand partners across the country to understand their needs for qualified service professionals. Through our industry relationships, we are able to continuously refine and expand our programs and curricula. We believe our industry-focused educational model and national presence have enabled us to develop valuable industry relationships, which provide us with significant competitive strengths and supports our market leadership, along with enabling us to provide highly specialized education to our students, resulting in enhanced employment opportunities and the potential for higher wages for our graduates.
Our industry relationships also extend to thousands of local employers, after-market retailers, fleet service providers and enthusiast organizations. Other target groups for relationship-building, such as parts and tools suppliers, provide us with a variety of strategic and financial benefits that include equipment sponsorship, new product support, licensing and branding opportunities and financial sponsorship for our campuses and students.
As a result of the COVID-19 pandemic during 2020, we have transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. On-campus labs have been redesigned to meet the health, safety and social distancing guidelines imposed by the Centers for Disease Control (“CDC”) and state and local jurisdictions, while still meeting our accreditation and curriculum requirements. Both the ED and the Accrediting Commission of Career Schools and Colleges (“ACCSC”) granted institutions temporary approval to offer distance learning through December 31, 2020. To afford us additional flexibility beyond the current temporary approval period(s), we have initiated the approval process with the ACCSC and the appropriate state agencies to be able to offer distance education and a blended learning format for all of our programs on a more permanent basis. Additionally, we continue to invest in the online delivery platform and curriculum to further enhance the student experience.
Business Strategy
In support of our goal to continue to be the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians, as well as welders and CNC machining technicians, and the leading supplier of entry-level skilled technicians for the industries we serve, we are pursuing a number of business strategies. Additionally, we are focused on growth and diversification which is achieved through the expansion of new program offerings, funding models, and business operating models.

Return on Education

We provide an excellent return on our students’ education investment by working with our industry partners to offer manufacturer-specific training that is tailored to industry standards and requirements, that improves students’ opportunities to find employment and maximizes their earnings potential. We actively engage transportation industry partners in defining our core curriculum and improving and expanding our MSAT courses. We regularly evaluate program offerings, schedules and locations that are most appealing to students and aligned with employer expectations. We also update and expand our core and MSAT courses to align our training programs with current industry standards and requirements.

These unique industry-aligned course offerings make our students more valuable to employers by giving them training that is consistent with industry needs and rapidly changing technology and the opportunity to earn a variety of industry-recognized certifications and credentials. As a result, we believe we are well positioned to better meet the industry’s demand for skilled technicians.

Strengthen Industry Relationships

Our relationships with leading manufacturer brand partners and other strategic partners are important to our business. We deliver value to these partners and employers by functioning as an efficient hiring source and low cost training option for new and existing technicians. These relationships give us direct input on the latest needs and requirements of employers, which not only guides our prospective student recruitment, but also strengthens our curricula and our students’ opportunities for employment and higher earnings after graduation. In addition, our manufacturer brand partners support our students through manufacturer-paid courses, scholarships, tuition reimbursement programs and early employment initiatives.

Recruit, Train and Identify Employment Opportunities for More Students

Our student recruitment efforts begin with our commitment to positive outcomes for our students and our industry relationships. Our responsibility to present job-ready graduates to employers requires that we recruit, enroll and train prospective students who have the drive and potential to successfully pursue a career in their field of training. We use a multi-touch media approach that involves national and local outreach to generate the quality and quantity of prospective students necessary for our three primary admissions channels to enroll and start students.

Our marketing strategy leverages an integrated inquiry generation platform that focuses on generating awareness and engagement, both nationally and locally, where our website acts as the primary hub of our campaigns, to inform and educate potential students on the nature of our educational programs and the employment opportunities that could be available to them. Currently, we advertise on television, internet search, social media, display, online video and other internet-based content, radio, billboards and in magazines.

Our student recruitment efforts are focused on three primary markets and are conducted through three admissions channels:

•High School: Field-based representatives develop and maintain relationships with high school guidance counselors, teachers and administrators as well as local employers. These representatives generate student interest in pursuing a professional technician career path and our training programs through career presentations and workshops at high schools and career fairs and inviting students and their influencers on field trips and tours of our campuses and local employers’ businesses.
•Adult: Campus-based representatives serve adult career-seeking or career changing students who typically inquire with our schools as a result of our advertising campaigns.
•Military: Our military representatives are strategically located throughout the country. These representatives focus on building relationships with military installations in order to serve the needs of those transitioning from military service.

Affordability

We are focused on making our training more affordable and accessible through financing options, proprietary loans, institutional and relocation grants, scholarships based on need and merit, and employer sponsored training and tuition reimbursement. We assist students in applying for any grants or scholarships available for which they meet qualifications and we engage employers in developing tuition reimbursement programs for employees in good standing. During the year ended September 30, 2020, approximately 45.0% of our active students received a UTI-funded scholarship or grant and approximately 20.0% of active students received funding from our proprietary loan program. We also offer financing tools and guidance for students.

To maximize student affordability and speed to completion, we are working with high schools across the nation to increase our Technical Education Institutional Grant (“TEIG”) agreements. The TEIG agreements allow students who have completed course(s) related to their selected program of study to receive a corresponding tuition credit for up to six courses. Our students may opt out of the courses provided they pass an Advanced Placement Opportunities Test for each selected course. We have approximately 4,000 curriculum-specific TEIG agreements in place across the country; this represents approximately 14% of the high schools covered by our admissions teams. We continue to identify new opportunities to expand the volume of these curriculum-specific TEIG agreements.

In response to growing demand for trained technicians, our industry partners and employers are increasingly willing to participate in our students’ cost of education by providing them with scholarship money and relocation assistance to attend school and by offering our graduates tuition reimbursement plans and competitive compensation and benefit packages, including signing bonuses, relocation grants and tool incentives. There are over 4,600 employer location incentive opportunities, which make our training programs more affordable for students and may provide them with valuable relationships or employment opportunities following graduation.

Growth and Diversification

Over the past 10 years, we have opened three new campuses and added our welding and CNC machining programs. Our first welding program started in fiscal 2017, and we have added four additional locations at our existing campuses where the careers in the field are in demand. We are expanding our welding program to two more campuses in the next fiscal year and are evaluating additional expansion opportunities. We are intently focused on positive student graduation and employment outcomes, which are an indicator that drives student demand and ensures a high return on our students’ education investment.

Our organic growth and diversification strategy is predicated on adding new programs and new campuses in the transportation and skilled trades fields. We also have the opportunity to pursue our growth and diversification strategy through acquisitions. With a national higher-education market in transition, we are exploring potential acquisition opportunities that would allow us to enter new markets, expand our presence in existing markets, broaden our program offerings, enter into adjacent markets, or that could drive significant cost and operational synergies.

Our diversification strategy is focused on program diversification by adding new disciplines; evolving our instructional and delivery model to leverage enabling technologies and instructional strategies that drive student outcomes and allow the business to more effectively scale; and identifying and adding new ways for programs to be funded by and for students.

Schools and Programs
Through our campus-based school system, we offer specialized technical education programs under the UTI, MMI and NASCAR Tech brands. The majority of our programs are designed to be completed in 36 to 90 weeks and culminate in a certificate, diploma or associate of occupational studies degree, depending on the program and campus. Tuition rates vary by type and length of our programs and the program level, such as core or advanced training. During the year ended September 30, 2020, tuition ranged from approximately $19,000 for our CNC program (lasting 36 weeks) to $58,000 for our Automotive and Diesel program with one specialized elective program (lasting 90 weeks). During the year ended September 30, 2020, the average annual revenue per student was approximately $28,750, net of scholarships or grants funded by us.

Our schools and programs are summarized in the following table:

Location	Brand	Year Campus Opened	Principal Programs
Arizona (Avondale)	UTI	1965	Automotive; Diesel; Welding
Arizona (Phoenix)	MMI	1973	Motorcycle
California (Long Beach)	UTI	2015	Automotive; Diesel; Collision Repair and Refinishing; Welding
California (Rancho Cucamonga)	UTI	1998	Automotive; Diesel; Welding
California (Sacramento)	UTI	2005	Automotive; Diesel; Collision Repair and Refinishing(1)
Florida (Orlando)	UTI/MMI	1986	Automotive; Diesel; Motorcycle; Marine
Illinois (Lisle)	UTI	1988	Automotive; Diesel; Welding(2)
New Jersey (Bloomfield)	UTI	2018	Automotive; Diesel
North Carolina (Mooresville)	NASCAR Tech	2002	Automotive; NASCAR; CNC Machining
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel
Texas (Dallas/Ft. Worth)	UTI	2010	Automotive; Diesel; Welding
Texas (Houston)	UTI	1983	Automotive; Diesel; Collision Repair and Refinishing; Welding
(1) This program is no longer enrolling new students. The teach-out of currently enrolled students will be completed during the first quarter of fiscal 2022.
(2) Program is eligible for enrollment with programs starting during the second quarter of fiscal 2021.

Description of Current Programs Offered
As previously noted, due to the COVID-19 pandemic during 2020, we have transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on lab training. On-campus labs have been redesigned to meet the health, safety and social distancing guidelines imposed by the CDC and state and local jurisdictions, while still meeting our accreditation and curriculum requirements. The new blended learning model not only increases access for students, but will also better prepare them to be life-long learners as technicians today perform many day-to-day tasks and continuing education courses online or on a digital device.
While the majority of our training programs have historically been completed in-person, the blended learning model is not a totally new concept for the business. In fiscal 2010, we began delivering some of our Automotive, Diesel, and Automotive/Diesel programs in blended learning format which combined daily in-person instructor-led theory, hands-on lab training, and integrated instructor-led online learning. This foundation enabled us to quickly pivot when our campus locations were forced to temporarily close due to the COVID-19 pandemic.

Our program offerings are further described in the table below:

Program	Year Established	Program Focus	Job Placement
Automotive	1965	Diagnose, service and repair automobiles	Entry-level service technicians in automotive dealer service departments or automotive repair facilities
Diesel	1968	Diagnose, service and repair diesel systems and industrial equipment	Entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities
Automotive/Diesel	1970	Diagnose, service and repair automobiles and diesel systems	Entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities
Motorcycle	1973	Diagnose, service and repair motorcycles and all-terrain vehicles	Entry-level service technicians in motorcycle dealerships and independent repair facilities
Marine	1991	Diagnose, service and repair boats	Entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs
Collision Repair and Refinishing	1999	How to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing	Entry-level technicians at OEM dealerships and independent repair facilities
NASCAR	2002	Automotive training along with additional NASCAR-specific elective courses	Entry-level service technicians in automotive repair facilities or automotive dealer service departments, or opportunities in racing-related industries
Welding	2017	How to weld various materials using a wide range of welding processes	Entry-level welders in the construction, structural, pipe, mechanical contracting and fabrication industries.
CNC Machining	2017
How to produce precision parts used in high-performance engines and a wide variety of trucks, motorcycles, cars and boats, and also in industrial applications, aerospace components and medical and surgical equipment
			Entry-level CNC operators in the manufacturing and mechanical fabrication industries
Manufacturer Specific Advanced Training (“MSAT”) Programs
In addition to the program offerings noted above, we also offer advanced training programs in the form of manufacturer-paid post-graduate MSAT programs and in the form of student-paid MSAT courses, which may be added as electives to a student’s core automotive, diesel or motorcycle program.

Manufacturer-Paid MSATs

A select number of students are offered manufacturer-paid MSATs, which are paid for by the manufacturer and/or its dealers in return for a commitment by the student to work for a dealer of that manufacturer for a certain period of time upon completion of the program. Students who are high performing graduates of an automotive or diesel program may apply to be selected for these programs. The programs range from 12 to 23 weeks in duration. Our manufacturer-paid MSATs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills.

We currently offer the following manufacturer-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by our manufacturer brand partners:

Manufacturer-Paid MSAT Programs Offered	Location
BMW Service Technician Education Program (STEP)	Avondale, Orlando
Mercedes-Benz DRIVE	Mercedes-Benz facilities in Long Beach, California, Jacksonville, Florida, Robbinsville, New Jersey and Grapevine, Texas
Peterbilt Technician Institute	Lisle, Dallas/Ft. Worth
Porsche Technician Apprenticeship Program (PTAP)	Porsche facilities in Eastvale, California, Atlanta, Georgia, and Easton, Pennsylvania
Volvo Service Automotive Factory Education (SAFE)	Avondale

Student-Paid MSATs

We currently offer the following student-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by and/or developed in collaboration with our manufacturer brand partners:

Student-Paid MSAT Programs Offered	Location
UTI and NASCAR Tech Campuses
Cummins Engines	Avondale, Exton, Houston
Cummins Power Generation	Avondale
Daimler Trucks Finish First Program	Avondale, Lisle
Ford Accelerated Credential Training (FACT)	Avondale, Rancho Cucamonga, Sacramento, Orlando, Lisle, Mooresville, Bloomfield, Exton, Houston
General Motors Technician Career Training	Avondale
Mopar TEC by Fiat Chrysler Automobiles US LLC	Mooresville
Nissan Automotive Technician Training (NATT)	Long Beach, Orlando, Moorseville, Houston
Toyota Professional Automotive Technician (TPAT)	Sacramento, Lisle

MMI Campuses
American Honda Motor Company, Inc.	Phoenix, Orlando
BMW Motorrad of North America, LLC	Phoenix, Orlando
Harley-Davidson Motor Company	Phoenix, Orlando
Kawasaki Motors Corporation, U.S.A	Phoenix, Orlando
Mercury Marine	Orlando
Suzuki Motor of America, Inc.	Phoenix, Orlando
Volvo Penta of the Americas	Orlando
Yamaha Motor Corporation, USA	Phoenix, Orlando

Military Base Programs

In addition to the MSATs noted above, in partnership with the military and select industry partners, we have been developing and implementing advanced training programs at select military base locations. Military base programs differ from our traditional MSATs in that the students do not complete our traditional core programs at a UTI campus before entering these advanced training programs. These programs range from 12 to 16 weeks and are available to all men and women transitioning out of the military. Candidates are interviewed and selected for these programs. Additionally, to be considered, candidates must be within six months of their separation dates from the military. There is no tuition cost to the participating service members. We currently offer the following military base programs using vehicles, equipment, specialty tools and curricula provided by and/or developed in collaboration with certain manufacturer brand partners:

Military Base Programs Offered	Location
BMW Military Service Technician Education Program	Marine Corps Base Camp Pendleton in California
Penske Premier Truck Group Technician Skills Program	Fort Bliss in El Paso, Texas
Student Enrollment
We enroll students throughout the year, and courses start every three to six weeks. For the year ended September 30, 2020, our average full-time enrollment was 10,462, representing a decrease of approximately 2.0% as compared to 10,674 for the year ended September 30, 2019. At September 30, 2020, our ending full-time enrollment was 12,524, an increase of 1.3% from our ending full-time enrollment of 12,363 at September 30, 2019.

Currently, our student body is geographically diverse. While our campus locations attract local students that live within 50 miles, we estimate that 50% of our students elect to relocate to attend our programs. Due to the seasonality of our business and normal fluctuations in student populations, we expect variability in our quarterly results. See "Seasonality" within Part II, Item 7 of this Annual Report on Form 10-K for further discussion of seasonal fluctuations in our revenues and operating results.

Graduate Employment
Identifying employment opportunities and preparing our graduates for their future careers is critical to our ability to deliver value to our graduates from their education.  Accordingly, we dedicate significant resources to maintaining an effective employment team. Our campus-based staff facilitates several career development processes, including instruction and coaching for interview skills, interview etiquette and professionalism. Additionally, the employment team provides students with reference materials and assistance with the composition of resumes. Finally, we place emphasis on and devote significant time to assisting students with part-time and graduate job searches.

We also have a centralized department whose focus is to build and maintain relationships with potential and existing national employers and develop graduate job opportunities and, where possible, relocation assistance, sign-on bonuses, tool packages and tuition reimbursement plans with our manufacturer brand partners and other industry employers. Together, the campuses and centralized department coordinate and host career fairs, industry awareness presentations, interview days and employer visits to our campus locations. We believe that our graduate employment services provide our students with a compelling value proposition and enhance the employment opportunities for our graduates and are a competitive differentiator from other education institutions.

Our employment rate for 2019 and 2018 graduates who were employed within one year of graduation was 84% and 86%, respectively. The employment calculation is based on all graduates, including those that completed MSAT programs, from October 1, 2018 to September 30, 2019 and October 1, 2017 to September 30, 2018, respectively, excluding graduates not available for employment because of continuing education, military service, medical reasons, incarceration, death or international student status. We count a graduate as employed based on a verified understanding of the graduate’s job duties to assess and confirm that the graduate’s primary job responsibilities are in his or her field of study. We verify employment by sending written verification requests to the graduate and/or the employer. The verifications must include employer name, job duties, job title, hire date and employer contact. Once we receive written verification from either source, the graduate is classified as employed in field as long as all verification requirements are met. In instances where we are unable to obtain written verification, we also classify graduates as employed in field if we are able to obtain verbal verification, collecting the same information as noted above, from both the graduate and the employer. We periodically review a sample of employment verifications to ensure accuracy.

The table below summarizes the graduate employment rate data:

	Year Ended September 30,
	2019	2018
Graduate employment rate	84%	86%
Graduates	8,482	8,117
Graduates available for employment	8,065	7,709
Graduates employed	6,763	6,664

Competition
The for-profit, postsecondary education industry is highly competitive and highly fragmented, with no one provider controlling significant market share. We compete with other institutions that are eligible to receive Title IV funding, including not-for-profit public and private schools, community colleges and for-profit institutions which offer automotive, diesel, collision repair, motorcycle, marine, welding, CNC machining and closely related skilled trades training programs. Our competition differs in each market depending on the curriculum we offer and the availability of other choices, including job prospects. Other competitive factors that influence our ability to attract new students include the employment market, community colleges, other career-oriented and technical schools, and the military.

Prospective students may choose to forego additional education and enter the workforce directly, especially during periods when the unemployment rate declines or remains stable as it has in recent years. This may include employment with our industry partners or with other manufacturers and employers of our graduates. We compete with local community colleges for students seeking programs that are similar to ours, mainly due to local accessibility, low tuition rates and in certain cases free tuition. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. No single community college is a significant competitor; rather, the sector as a whole provides competition.

Within the for-profit career-oriented and technical school sector, some of our national and regional competitors are Lincoln Technical Institute, Tulsa Welding School and University of Northwestern Ohio. We also consider other single location institutions with a larger local presence near one of our campuses to be competitors. Competition is generally based on location, tuition rates, the type of programs offered, the quality of instruction and instructional facilities, graduate employment rates, reputation and recruiting. Additionally, the military often recruits or retains potential students when branches of the military offer enlistment or re-enlistment bonuses.

Human Capital Management

As of September 30, 2020, we had approximately 1,575 full-time employees, including approximately 550 instructors, 300 admissions representatives, and 420 student support employees.

Each of our employees plays a key role in our mission to provide industry-leading postsecondary education for students seeking careers as professional technicians. We believe that diversity and inclusion among our employees is essential in this process, as a truly innovative educational institution relies on a wealth of backgrounds and experiences to enhance student outcomes. To attract a truly diverse workforce, we strive to instill a culture where employees are encouraged to draw upon their own unique skills and perspectives when engaging with our growing and diverse student population.

Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in our course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. A majority of our existing instructors have a minimum of five years’ experience in the industry and an average of five years of experience teaching at UTI. Our average student-to-teacher ratio during fiscal 2020 was approximately 18-to-1.

This ratio decreased as compared to the prior year due to lower lab densities to meet the health, safety and social distancing guidelines imposed by the CDC due to COVID-19.

We employ field, military and campus-based admissions representatives who work directly with prospective students to facilitate the enrollment process. Additionally, each school has a support team that typically includes a campus president, an education director, a financial aid director, a student services director, an employment services director and a controller.

We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive positive educational and employment outcomes for our students. For discussion of the risks relating to the attraction and retention of management and executive management employees, see Item 1A. “ Risk Factors.”

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

Regulatory Environment

Our institutions are subject to extensive regulatory requirements imposed by a wide range of federal and state agencies, as well as by institutional and programmatic accreditors. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, add new, or expand our existing educational programs and change our corporate structure and ownership.

The approvals granted by these entities permit our schools to operate and to participate in a variety of government-sponsored financial aid programs that assist students in paying for their education. This includes the federal programs of student financial assistance under Title IV of the HEA, commonly referred to as Title IV Programs. We also are subject to oversight by other federal agencies including the Consumer Financial Protection Bureau (“CFPB”), the SEC, the Federal Trade Commission, the Internal Revenue Service and the Departments of Veterans Affairs, Defense, Treasury, Labor and Justice. Below, we discuss certain elements of this regulatory environment.

State Authorization

To operate and offer postsecondary programs, and to be certified to participate in Title IV Programs, each of our institutions must obtain and maintain authorization from the state in which it is physically located (“Home State”). To engage in recruiting activities outside of its Home State, each institution also may be required to obtain and maintain authorization from the states in which it is recruiting students. Each of our institutions holds the state authorizations required to operate and offer postsecondary education programs in its Home State, and to recruit in the states in which it engages in recruiting activities.

The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations, and other operational matters. Some states prescribe standards of financial responsibility and mandate that institutions post surety bonds. Many states have requirements for institutions to disclose institutional data to current and prospective students, as well as to the public, and some states require that our schools meet prescribed performance standards as a condition of continued approval. States can and often do revisit, revise, and expand their regulations governing postsecondary education and recruiting.

Accreditation

Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Institutional accreditation by an ED-recognized accreditor is required for an institution to be certified to participate in Title IV Programs. All of our institutions are accredited by the ACCSC, which is an accrediting agency recognized by ED.

ACCSC reviews the academic quality of each institution’s instructional programs, as well as the administrative and financial operations of the institution to ensure that it has the resources necessary to perform its educational mission, implement continuous improvement processes, and support student success. Our institutions must submit annual reports, and at times, supplemental reports, to demonstrate ongoing compliance and improvement. ACCSC requires institutions to disclose certain institutional information to current and prospective students, as well as to the public, and requires that our schools and programs meet various performance standards as a condition of continued accreditation. ACCSC often revisits, revises, and expands its standards and policies. Institutions must periodically renew their accreditation by completing a comprehensive renewal of accreditation process.

We strive to maintain the highest standards. For 2020, of the approximately 650 schools accredited with ACCSC, 26 schools were awarded with the School of Excellence or Distinction status, of which five were UTI or MMI campuses. Currently 11 of our campuses are classified as a School of Excellence or Distinction. Six of our campuses have achieved this award twice in their history, and one campus has received this award three times in its history.

The table below sets out the renewal cycle for each of our schools.

Campus	Accreditation Expiration	Renewal Status	On-Site Evaluation
Long Beach, California	September 2022	Renewed	March 2017
Exton, Pennsylvania(1)	October 2022	Renewed	June 2016
Dallas/Ft. Worth, Texas(1)	March 2023	Renewed	December 2016
Sacramento, California(1)	December 2023	Renewed	March 2017
Mooresville, North Carolina; NASCAR Technical Institute (NASCAR Tech)(1)	December 2024	Renewed	July 2018
Avondale, Arizona(1)	February 2025	Renewed	February 2019
Orlando, Florida(1)	February 2025	Renewed	August 2018
Houston, Texas(1)	February 2025	Renewed	September 2018
Lisle, Illinois(1)	February 2025	Renewed	December 2018
Rancho Cucamonga, California(1)	February 2025	Renewed	March 2019
Phoenix, Arizona; Motorcycle Mechanics Institute (MMI)(1)	May 2025	Renewed	April 2019
Bloomfield, New Jersey(2)	May 2025	Renewed	December 2019

(1) Indicates a school that has achieved School of Excellence status during its most recent renewal of accreditation, which recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high levels of achievement among their students.

(2) Indicates a school that has achieved School of Distinction status during its most recent renewal of accreditation, which recognizes accredited member schools that demonstrated a commitment to the expectations and rigors of ACCSC accreditation, as well as a commitment to delivering quality educational programs to students.

Title IV Programs

The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. All of our institutions are certified to participate in Title IV Programs. In fiscal 2020, we derived approximately 66% of our revenues, on a cash basis as defined by ED, from Title IV Programs. We derived approximately 48% of our revenues, on a cash basis, from the Direct Loan program, pursuant to which ED makes loans to students or their parents. We derived approximately 18% of our revenues, on a cash basis, from the Pell program, pursuant to which ED makes grants to students who demonstrate financial need. And we derived less than 1% of our revenues, on a cash basis, from the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under this program.

The Title IV Program statutes and regulations are applied primarily on an institutional basis. The HEA defines an “institution” as a main campus and its additional locations. Pursuant to this definition, ED recognizes us as operating three institutions, organized as follows:

Institution:	Universal Technical Institute of Arizona
Main campus:	Universal Technical Institute, Avondale, Arizona
Additional campuses:	Universal Technical Institute, Lisle, Illinois
Universal Technical Institute, Long Beach, California
Universal Technical Institute, Rancho Cucamonga, California
NASCAR Technical Institute, Mooresville, North Carolina

Institution:	Universal Technical Institute of Phoenix
Main campus:	Universal Technical Institute DBA Motorcycle Mechanics Institute, Motorcycle & Marine Mechanics Institute, Phoenix, Arizona
Additional campuses:	Universal Technical Institute, Sacramento, California
Universal Technical Institute, Orlando, Florida for the following divisions:
Motorcycle Mechanics Institute, Orlando, Florida
Marine Mechanics Institute, Orlando, Florida
Automotive, Orlando, Florida

Institution:	Universal Technical Institute of Texas
Main campus:	Universal Technical Institute, Houston, Texas
Additional campuses:	Universal Technical Institute, Exton, Pennsylvania
Universal Technical Institute, Dallas/Ft. Worth, Texas
Universal Technical Institute, Bloomfield, New Jersey

To participate in Title IV Programs, an institution must be authorized by the relevant state, accredited by an ED-recognized accreditor, and certified by ED. To obtain and maintain certification, institutions also must demonstrate ongoing compliance with the HEA and its extensive and complex implementing regulations; regulations that ED frequently revisits, revises, and expands. Because all of our institutions are certified to participate in Title IV Programs, they all must comply with this complex framework of statutes, regulations, and guidance, and undergo detailed oversight and review. Below, we discuss the core components of the Title IV Programs’ regulatory framework.

Eligibility and Recertification

All institutions participating in the Title IV Programs must first establish their eligibility to do so. The Program Participation Agreement (“PPA”) document serves as ED’s formal recognition that an institution and its associated additional locations have satisfied this requirement, and are authorized to participate in Title IV Programs for a specified period of time. An institution seeking to expand its activities in certain ways, such as opening an additional location or raising the highest academic credential it offers, must obtain approval from ED. Every institution also is required to periodically renew its certification by applying for continued certification before its current term of certification expires. Terms of certification are typically six years, but can be three years or shorter. We received a fully recertified PPA for Universal Technical Institute of Texas in April 2018, which will expire March 31, 2022. In November 2018, we received a fully recertified PPA for Universal Technical Institute of Arizona and a fully recertified PPA for Universal Technical Institute of Phoenix. Both of the PPA’s will expire on March 31, 2022.

The 90/10 Rule

As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to derive at least 10% of their revenues for each fiscal year from sources other than Title IV Program funds. A proprietary institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years as calculated under a complex, cash basis formula mandated by ED. The loss of such eligibility would begin on the first day following the conclusion of the second consecutive year in which the institution exceeded the 90% limit and, as such, any Title IV Program funds already received by the institution and its students during a period of ineligibility would have to be returned to ED or a lender, if applicable. Additionally, if an institution exceeds the 90% level for a single year, ED will place the institution on provisional certification for a period of at least two years, could impose other restrictions or conditions on the institution’s Title IV eligibility, and, under ED’s current financial responsibility regulations, could conclude that the institution lacks financial responsibility and is required to submit a letter of credit or other form of financial protection.

As of September 30, 2020, our institutions’ annual Title IV percentages as calculated under the 90/10 rule ranged from approximately 65% to 68%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year.

Administrative Capability

To continue its participation in Title IV Programs, an institution must demonstrate that it remains administratively capable of providing the education it promises and of properly managing the Title IV Programs. ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of standards listed in the regulations, which cover a wide range of operational and administrative topics, including the designation of capable and qualified individuals, the quality and scope of written procedures, the adequacy of institutional communication and processes, the timely resolution of issues, the sufficiency of recordkeeping, and the frequency of findings of noncompliance, to name a few. ED’s administrative capability standards also include thresholds and expectations for federal student loan cohort default rates (discussed below), satisfactory academic progress, and loan counseling. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs, require the institution to repay Title IV Program funds, change the method of payment of Title IV Program funds, or place the institution on provisional certification as a condition of its continued participation or take other actions against the institution.

Three-Year Student Loan Default Rates

To remain eligible to participate in Title IV Programs, institutions also must maintain federal student loan cohort default rates below specified levels. ED calculates an institution’s cohort default rate on an annual basis. Under the current calculation, the cohort default rate is derived from student borrowers who first enter loan repayment during a federal fiscal year (“FFY”) ending September 30 and subsequently default on those loans within the two following years; parent borrowers are excluded from the calculation. This represents a three-year measuring period. The following tables set forth the most recent three-year cohort default rates for our institutions:

	Three-Year Cohort Default Rates for
	Cohort Years Ended September 30, (1)
Institution:	2017	2016	2015
Universal Technical Institute of Arizona	13.8%	14.8%	14.9%
Universal Technical Institute of Phoenix	14.0%	14.4%	15.0%
Universal Technical Institute of Texas	16.1%	15.0%	17.4%

All proprietary postsecondary institutions (2)	14.7%	15.2%	15.6%

(1)Based on information published by ED.
(2)Includes other proprietary institutions beyond Universal Technical Institute.

An institution whose cohort default rate exceeds 30% in consecutive fiscal years may be subject to conditions and restrictions, and will lose eligibility if the rate remains above 30% three years in a row. An institution also will lose eligibility if its rate exceeds 40% for any fiscal year. As demonstrated in the table above, none of our institutions had a three-year cohort default rate of 30% or greater for 2017, 2016 or 2015, for the three most recent FFYs with published rates. An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. As of September 30, 2020, only Universal Technical Institute of Texas was subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers due to a three-year cohort default rate that was 15% or greater for one of the three most recent years. The 30-day delay was lifted as of September 30, 2020 for Universal Technical Institute of Phoenix due to the three-year cohort default rate falling below 15%.

Financial Responsibility

All institutions participating in Title IV Programs also must satisfy specific ED standards of financial responsibility. Among other things, an institution must meet all of its financial obligations, including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, comply with certain past performance requirements, not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. Each year, ED also evaluates institutions’ financial responsibility by calculating a “composite score,” which utilizes information provided in the institutions’ annual audited financial statements. The composite score is based on three ratios: (1) the equity ratio which measures the institution’s capital resources, ability to borrow and financial viability; (2) the primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and (3) the net income ratio which measures the institution’s ability to operate at a profit.

ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. If an institution’s composite score is above 1.5, and it meets all other requirements, it is deemed financially responsible. If its composite score is below 1.5, but at least 1.0, the institution is still considered to be financially responsible, but must agree to additional oversight by ED in the form of cash monitoring and other participation requirements.

If an institution’s composite score is below 1.0, the institution is considered by ED to lack financial responsibility. ED may permit the institution to continue to participate in the Title IV Programs if it agrees to, among other things: (1) post a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during its most recently completed fiscal year; or (2) post a letter of credit in an amount equal to at least 10% of such prior year’s Title IV Program funds, accept provisional certification for a period of no more than three years, comply with additional ED notification and operating requirements and conditions, and agree to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement. If an institution is unable to establish financial responsibility on an alternative basis, the institution may be subject to financial penalties, restrictions on operations and loss of external financial aid funding.

ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. ED has not required us currently to post a letter of credit on behalf of any of our schools. ED has required us to provide certain information on a regular basis following our issuance of preferred stock on July 15, 2016, and we continue to provide monthly reports to ED pursuant to such direction. For our year ended September 30, 2020, we calculated our composite score to be 2.3. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements.

Between composite score calculations, ED also will reevaluate the financial responsibility of an institution following the occurrence of certain “triggering events,” which must be timely reported to the agency. Specifically, ED may determine that an institution is not able to meet its financial or administrative obligations if one of the following events occurs:

•The institution incurs a liability from a settlement, final judgment or final determination arising from an administrative or judicial action or proceeding initiated by a federal or state entity and, as a result of that liability, the institution’s recalculated composite score is less than 1.0 as determined by ED under procedures described in the regulations;

•For a proprietary institution whose composite score is less than 1.5, there is a withdrawal of owner’s equity from the institution by any means (as defined by the regulations) and, as a result of that withdrawal, the institution’s recalculated composite score is less than 1.0 as determined by ED under procedures described in the regulations;
•The SEC issues an order suspending or revoking the registration of the institution’s securities or suspends trading of the institution’s securities on any national securities exchange;
•The national securities exchange on which the institution’s securities are traded notifies the institution that it is not in compliance with the exchange’s listing requirements and, as a result, the institution’s securities are delisted;
•The SEC is not in timely receipt of a required report and did not issue an extension to file the report; or
•If two or more “discretionary” triggering events (as described below) take place within a certain time period unless a triggering event is resolved before any subsequent event(s) occurs.

ED also may determine that an institution is not able to meet its financial or administrative obligations if one of the following discretionary triggering events occurs and is likely to have a material adverse effect on the financial condition of the institution:

•The accrediting agency for the institution issued an order, such as a show cause order or similar action, that, if not satisfied, could result in the withdrawal, revocation or suspension of institutional accreditation;
•The institution violated a provision or requirement in a security or loan agreement and a default, delinquency or other event occurs that triggers or enables the creditor to require or impose on the institution an increase in collateral, a change in contractual obligations, an increase in interest rates or payments, or other sanctions, penalties, or fees;
•The institution’s state licensing agency notifies the institution of an intent to withdraw or terminate the institution’s state licensure if the institution does not take the steps necessary to come into compliance with a state licensing agency requirement;
•The institution did not receive at least 10 percent of its revenue from non-Title IV sources for its most recently completed fiscal year as calculated by ED;
•The institution has high annual drop-out rates as calculated by ED; or
•The institution’s two most recent official cohort default rates are 30 percent or greater, as determined under the regulations and unless the institution has a pending or successful appeal that sufficiently reduces at least one of the rates.

ED regulations give the institution an opportunity to provide information to the agency demonstrating that the triggering event is not material to the institution’s financial position in advance of any final determination regarding the institution’s financially responsibility.

Substantial Misrepresentation

The regulatory definitions of “misrepresentation” and “substantial misrepresentation” enforced by ED are exceptionally broad and do not require intent by the institution to misrepresent, or actual reliance by the person to whom the alleged misrepresentation was made. Therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by ED to constitute a substantial misrepresentation, even if the statement was made in error, without intent to misrepresent, and the person to whom it was made did not actually rely upon it.

Incentive Compensation

The “incentive compensation” prohibition forbids institutions from providing any commission, bonus, or other incentive payment based in any part, directly or indirectly, on success in securing enrollments or the award of financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. We have made adjustments to the compensation practices for our admissions representatives which we believe comply with the current regulations and ED’s guidance. We will continue to evaluate other compensation options under these regulations and guidance.

Title IV Program Rulemaking

ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. Recent and significant negotiated rulemakings are discussed below.

Borrower Defense to Repayment Rulemaking

The Obama administration carried out a negotiated rulemaking in 2016 to significantly revise and enhance the borrower defense to repayment (“BDTR”) framework, which specifies in regulation which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of Title IV Program loans. Dissatisfied with the results of the 2016 effort (the “2016 BDTR Rule”), the Trump administration held a second negotiated rulemaking in 2018 to revise the BDTR rule yet again, and published its own final rule on September 23, 2019 (the “2019 BDTR Rule”), which became effective on July 1, 2020.

Litigation and regulatory actions caused considerable confusion regarding the effective date for each version of the BDTR rule, and how and when each will be interpreted and applied. Institutions of higher education are required to comply (and to have complied) with the 2016 BDTR Rule from July 1, 2017 to June 30, 2020, and to comply with the 2019 BDTR Rule from July 1, 2020 forward. Because the 2016 BDTR Rule was not deemed “good law” until October 2018, institutions also are required to follow nuanced guidance from ED regarding compliance during the period prior to the Court’s decisions, but subsequent to July 1, 2017. Finally, when promulgating the 2019 BDTR Rule, ED determined that some elements of the 2016 BDTR Rule would continue to be applied on a go-forward basis, if the underlying events that gave rise to the issue occurred prior to the implementation of the 2019 BDTR Rule. As such, elements of the 2016 BDTR Rule will remain in place, coexisting with the 2019 BDTR Rule and being applied by ED in specified circumstances.

While the borrower defense claim process was (and is) at the heart of the BDTR rulemaking, the regulatory reforms carried out by the rule are far more extensive. In 2016, and then again in 2018, the BDTR rule included material changes to the regulations governing financial responsibility, closed school discharge, false certification discharge, misrepresentation, student grievance processes, the reporting of litigation and arbitration proceedings, the use of pre-dispute arbitration agreements and class action waivers in agreements with students, and the publication of repayment rates. Additional details regarding certain of these reforms are as follows:

•The Borrower Defense Claim Process. The BDTR rules establish amended procedures and standards for borrowers, either individually or as a group, to assert through an ED-administered process a defense to the borrowers’ obligation to repay certain Title IV Program loans based on certain acts or omissions of the institution. The 2016 BDTR Rule details the types of defenses available for loans first disbursed between July 1, 2017 and June 30, 2020. The 2019 BDTR Rule details the types of defenses available for loans first disbursed on or after July 1, 2020. If ED approves a borrower’s defense to repayment through the applicable administrative process established in the proposed regulations, ED may discharge the borrower’s obligation to repay some or all of the borrower’s student loans and may initiate a separate proceeding to collect from the institution the discharged and returned amounts.

•Financial Responsibility. The 2016 BDTR Rule significantly revised ED’s financial responsibility framework to specify certain triggering events, and to require that they be timely reported to ED. It was believed that these new requirements would permit ED to identify, as early as possible, events that might impact an institution’s financial health. The 2019 BDTR Rule does not abandon the revised financial responsibility framework established by the 2016 BDTR Rule, both triggering events and reporting timeframes remain. However, the 2019 BDTR Rule meaningfully simplifies the reporting requirements, and affords institutions additional opportunity to dialogue with ED regarding the materiality of a reported event.

•Pre-Dispute Contractual Provisions. The 2016 BDTR Rule prohibited the use and reliance upon certain contractual provisions regarding dispute resolution processes, such as pre-dispute arbitration agreements or class action waivers, and required certain notifications, contract provisions, and disclosures by institutions regarding students’ ability to participate in class action lawsuits or to initiate certain lawsuits instead of through arbitration. The rules also required institutions to submit to ED copies of certain records in connection with any claim filed in arbitration by or against the school concerning a borrower defense claim and any claim filed in a lawsuit by the school against the student or by any party against the school concerning a borrower defense claim. The 2019 BDTR Rule, which took effect on July 1, 2020, generally permits the use of arbitration clauses and class action waivers provided institutions make certain disclosures to students. The litigation and regulatory actions that impacted the effective date for each version of the BDTR rule have made it extremely difficult to predict when and how the ban on these pre-dispute contractual provisions will be interpreted and applied by courts, particularly to litigation that precedes or spans the effective dates of the BDTR rules.

•Closed School Loan Discharge. ED regulations have long provided that ED may discharge a borrower’s obligation to repay certain Title IV Program loans if the borrower (or the student on whose behalf a parent borrowed) did not complete the program of study for which the loan was made because the campus at which the borrower (or student) was enrolled closed. If ED discharges the loans, the agency may seek to recover from the school or other related parties the amount of loans discharged and to impose other liabilities and penalties. Consequently, if we close a campus, ED could discharge borrower obligations to repay certain Title IV Program loans. We may be able to mitigate these losses by conducting or arranging for an orderly teach-out of students at a closed campus, but these efforts could be unsuccessful if students decline to participate in the teach-out or transfer their credits to another school or if they fail to complete their programs. The 2019 BDTR Rule revised the closed school loan discharge regulations to allows students to obtain a discharge if, among other requirements, they were enrolled not more than 180 days before the campus closed. ED has the authority to extend the 180-day period for extenuating circumstances. ED also has the authority to discharge on its own initiative the loans of qualified borrowers without a borrower application if the borrower did not subsequently re-enroll in any Title IV eligible institution within three years from the date the school closed. The 2019 BDTR Rule limits this authority to schools that closed between November 1, 2013 and July 1, 2020. If we were to close a campus, we would intend to teach-out all of the currently enrolled students at the campus. However, certain students may elect to withdraw before graduation. We cannot predict the number of students who might withdraw prior to the closure of a campus and potentially qualify for a loan discharge.

Accreditation and Innovation Rulemaking

On October 15, 2018, ED announced its intent to establish a negotiated rulemaking to develop regulations related to several matters, including, but not limited to, requirements for accrediting agencies in their oversight of member institutions and programs; criteria used by ED to recognize accrediting agencies; simplification of ED’s recognition and review of accrediting agencies; clarification of the core oversight responsibilities amongst accrediting agencies, states and ED; clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an educational program; roles and responsibilities of institutions and accrediting agencies in the teach-out process; regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; regulatory changes required to enable expansion of direct assessment programs, distance education, and competency-based education; regulatory changes required to clarify disclosure and other requirements of state authorization; emphasizing the importance of institutional mission in evaluating its policies, programs and outcomes; simplification of state authorization requirements related to distance education; defining “regular and substantive interaction” as it relates to distance education and correspondence courses; defining the term “credit hour;” defining the requirements related to the length of educational programs and entry level requirements for the occupation; and other matters.

In early 2019, ED hosted multiple rounds of negotiated rulemaking. The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations. On November 1, 2019, ED published its final rule covering accreditation and state authorization matters, with a general effective date of July 1, 2020. On September 2, 2020, ED published its final rule covering distance education and innovation matters, with a general effective date of July 1, 2021.

Gainful Employment Rulemaking

ED’s gainful employment regulations that took effect July 1, 2015, included debt-to-earning metrics and disclosure requirements that applied to all programs offered by proprietary institutions. Programs with debt-to-earnings that failed to satisfy certain thresholds could lose Title IV Program eligibility. On July 1, 2019, following a contentious negotiated rulemaking, ED issued final regulations that rescinded the existing gainful employment regulations, effective July 1, 2020. However, a future administration could seek to reinstate the gainful employment rule, or some version of it.

Other Federal and State Student Aid Programs

Some of our students also receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the VA, the U.S. Department of Defense (“DOD”) and under the Workforce Investment Act. Additionally, some states provide financial aid to our students in the form of grants, loans or scholarships. Our Long Beach, Rancho Cucamonga and Sacramento, California campuses, for example, are currently eligible to participate in the Cal Grant program. All of our institutions must comply with the eligibility and participation requirements applicable to each of these funding programs, which vary by funding agency and program.

In 2020 we derived approximately 17% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA, including that the institution report on the enrollment status of eligible students; maintain student records and make such records available for inspection; follow rules applicable to the individual benefits programs; and comply with applicable limits on the percentage of students receiving certain veterans’ benefits on a program and campus basis.

The VA shares responsibility for VA benefit approval and oversight with designated State Approving Agencies (“SAAs”). SAAs play a critical role in evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements. Processes and approval criteria, as well as interpretation of applicable requirements, can vary from state to state. Therefore, approval in one state does not necessarily result in approval in all states.

The VA imposes limitations on the percentage of students per program receiving benefits under certain veterans’ benefits programs, unless the program qualifies for certain exemptions. If the VA determines that a program is out of compliance with these limitations, the VA will continue to provide benefits to current students, but new students will not be eligible to use their veterans’ benefits for an affected program until we demonstrate compliance. Additionally, the VA requires a campus be in operation for two years before it can apply to participate in VA benefit programs. With the exception of our newest campus in Bloomfield, New Jersey, which opened in August 2018, all of our campuses are eligible to participate in VA education benefit programs.

During 2012, President Obama signed an Executive Order directing the DOD, Veterans Affairs and Education to establish “Principles of Excellence” (“Principles”), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding for service members, veterans and family members. As requested, we provided written confirmation of our intent to comply with the Principles to the VA in June 2012. We are required to comply with the Principles to continue recruitment activities on military installations. Additionally, there is a requirement to possess a memorandum of understanding (“MOU”) with the DOD as well as with certain individual installations. Our access to bases for student recruitment has become more limited due to recent changes in the Transition Assistance Program (Transition Goals, Plans, Success) and increased enforcement of the MOU requirement. Each of our institutions has an MOU with the DOD. We have MOUs with certain key individual installations and are pursuing MOUs at additional locations; however, some installations will not provide MOUs to institutions that do not teach at the installation. We continue to strengthen and develop relationships with our existing contacts and with new contacts in order to maintain and rebuild our access to military installations.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website at www.uti.edu under the “Investor Relations - Financial Information - SEC Filings” captions, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not a part of this Annual Report on Form 10-K and is not incorporated herein by reference.

ITEM 1A. RISK FACTORS

We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. You should consider carefully the risks and uncertainties described below in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to the Extensive Regulation of Our Business

Failure of our schools to comply with the extensive regulatory requirements for school operations could result in financial requirements or penalties, restrictions on our operations and loss of external financial aid funding.

As detailed in “Business - Regulatory Environment,” our institutions are subject to extensive regulatory requirements imposed by a wide range of federal and state agencies, as well as by our institutional accreditor. These requirements, which are frequently being revisited, revised, and expanded, cover virtually every aspect of our schools’ operations. The approvals granted by these entities permit our schools to operate and to participate in a variety of government-sponsored financial aid programs, including Title IV Programs, from which we derived approximately 66% of our revenues, on a cash basis, in fiscal year 2020. If our institutions fail to comply with any of these regulatory requirements, our regulators could take an array of adverse actions, including, without limitation, revocation of the approval granted by the agency. Any such adverse action could adversely affect our cash flows, results of operations and financial condition, and impose significant operating restrictions upon us. We cannot predict with certainty how all of these regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future.

Failure to maintain eligibility to participate in Title IV Programs could materially and adversely affect our business.

We cannot predict how Title IV Program requirements described in “Business - Regulatory Environment-Title IV Programs” will change in the future or be interpreted. Additionally, given the complex nature of the regulations and the fact that they are subject to interpretation, it is reasonable to conclude that in the conduct of our business, we may inadvertently violate such regulations. In the event of a violation, ED could impose sanctions or limitations, or terminate an institution’s Title IV Program eligibility. Types of sanctions or limitations ED might impose include, without limitation: requiring the repayment of Title IV Program funds; imposing a less favorable payment system for the institution’s receipt of Title IV Program funds; placing an institution on provisional certification status; commencing a proceeding to impose a fine or to limit, suspend, or terminate the institution’s participation in Title IV Programs; or declining to renew the institution’s program participation agreement. Such sanctions or limitations, or the loss of Title IV Program eligibility by any of our current or future institutions, could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.

Forms of noncompliance that could result in sanctions or limitations, or cause the institution to lose its eligibility to participate in some or all Title IV Programs, include, without limitation: a failure to maintain the state authorizations described in “Business - Regulatory Environment-State Authorization”; a failure to maintain the institutional accreditation described in “Business - Regulatory Environment-Accreditation”; a failure to satisfy the administrative capability standards discussed in “Business - Regulatory Environment-Administrative Capability”; a failure to satisfy the loan default rate thresholds discussed in “Business - Regulatory Environment-Three Year Student Loan Default Rates”; a failure to satisfy the loan default rate thresholds discussed in “Business - Regulatory Environment-Perkins Loan Default Rates”; a failure to correctly calculate and timely return unearned Title IV Program funds received for students who withdraw before completing their educational programs; a failure to correctly determine whether students are making satisfactory academic progress in their programs and, as such, remain eligible to receive Title IV Program funds; or a failure to satisfy the financial responsibility standards detailed in “Business - Regulatory Environment-Financial Responsibility.” Similarly, the following types of noncompliance could result in sanctions or limitations, or cause the institution to lose its eligibility to participate in some or all Title IV Programs:

•90/10 Rule. A failure by one of our institutions to derive at least 10% of its revenues for each fiscal year from sources other than Title IV Program funds, as described in “Business - Regulatory Environment-The 90/10 Rule.” We also observe that multiple legislative proposals have been introduced in Congress that would impact the 90/10

Rule, such as reducing the 90% maximum under the rule to 85% or including military and veterans’ funding in the 90% portion of the calculation. Such statutory revisions could negatively impact our institutions’ ability to satisfy the 90/10 Rule.

•Substantial Misrepresentations. A determination by ED that one or more of our institutions engaged in a substantial misrepresentation, as described in “Business - Regulatory Environment - Substantial Misrepresentations.” If ED determines that one of our institutions has engaged in substantial misrepresentation, ED may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs. Either ED or the person to whom the alleged misrepresentation was made also could seek to have the person’s loans discharged under the borrower defense to repayment regulations discussed below.

•Incentive Compensation. A determination by ED that one or more of our institutions failed to comply with the “incentive compensation” prohibition, as described in “Business - Regulatory Environment - Incentive Compensation.” Because the current regulations differ significantly from prior regulations, and because of the imprecise nature of many aspects of these regulations and ED’s published guidance, it is not clear how ED will apply these regulations in all circumstances. For this reason, we cannot guarantee that ED will not take a position that some aspect of our compensation practices is not in compliance with these regulations.

For more information, see “Business - Regulatory Environment - Title IV Programs.”

Compliance with current and future Title IV Program regulations arising out of negotiated rulemakings could materially and adversely affect our business.

ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. These regulations also are frequently challenged through litigation, creating significant uncertainty as to when and what part of the regulations have taken effect, how they should be implemented, and how they will be interpreted and enforced. We devote significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships. However, we cannot predict with certainty how these new and developing regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. Significant negotiated rulemakings that could materially and adversely affect our business are discussed in “Business - Regulatory Environment - Title IV Program Rulemaking.”

The 2019 BDTR Rule, which took effect July 1, 2020, requires institutions to report certain events to ED. One such reportable event is the closure of our Norwood, Massachusetts campus in July 2020. In May 2019, we submitted our formal notification to ED regarding the closure of the Norwood, Massachusetts campus. ED has acknowledged receipt of our notification and has not requested any further information at this time. We cannot predict the timing, content or impact of any future requests from ED, if any, related to the closure of our Norwood, Massachusetts campus. The occurrence, and notification to ED, of such actions, events, or conditions could result in ED recalculating our composite score or requiring us to submit a letter of credit in an amount to be calculated by ED and agree to other conditions on our Title IV participation, which could have a material adverse effect on our business.

The loss of funds from Veterans' benefits programs could materially and adversely affect our business.

A discussed in “Business - Regulatory Environment - Other Federal and State Student Aid Programs,” to participate in veterans’ benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, our institutions must comply with certain requirements applicable to these programs. If we fail to comply with these requirements, we could lose our eligibility to participate in veterans’ benefits programs, which could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition. Specific considerations that could negatively impact the funding we receive from veterans’ benefits programs include, without limitation: (1) restricted access to military installations for student recruitment; (2) the success of federal legislative proposals that would increase the requirements of the 90/10 Rule, such as reducing the 90% maximum under the rule to 85% and/or including military and veteran funding in the 90% portion of the calculation; (3) a reduction in appropriations for veterans’ benefits programs, or an extended government shutdown; and (4) an inability to secure approvals in one or more states, delays in the process for obtaining approvals, or the revocation of an approval.

Congress may change the law or reduce funding for or place restrictions on the use of funds received through Title IV Programs, which could reduce our student population, revenues and/or profit margin.

Congress periodically revises the HEA and other laws, and enacts new laws, governing Title IV Programs and determining the funding level for each Title IV Program, and may make changes in the laws at any time. Congress most recently reauthorized the HEA in 2008. It is actively working on another HEA reauthorization, but it is uncertain whether and when the process will be completed. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs or places restrictions on the use of funds received by an institution through these programs could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition. Such action may occur during HEA reauthorization, or such action could also occur as part of separate technical amendments to the HEA or during Congress’ annual budget and appropriations cycle. These uncertainties could reduce our student population, revenues and/or profit margin.

Continued or increased examination of the for-profit education sector could result in further legislation, appropriations, regulations, and enforcement actions that could materially or adversely affect our business.

Over the last decade, Congress has focused significantly on for-profit education institutions, specifically regarding participation in Title IV Programs and DOD oversight of tuition assistance for military service members attending for-profit colleges. Continued or increased Congressional activity could result in the enactment of more stringent legislation, further rulemakings affecting participation in Title IV Programs and other governmental actions, increasing regulation of the for-profit sector. The likelihood of such activity could be increased as a result of elections and appointments. The composition of federal and state executive offices, executive agencies, and legislatures are subject to change based on the results of periodic elections, appointments, and other events. In some cases, candidates for elected positions in federal or state executive or legislative offices or for appointments to positions in federal or state agencies have negative opinions on for-profit education providers or may support initiatives such as eliminating or reducing student aid eligibility for for-profit education providers or providing funding to free or reduced tuition programs at public and other nonprofit postsecondary education institutions, which could adversely impact our ability to compete with such institutions. Action by Congress or other regulators may increase our administrative costs and require us to modify our practices in order for our institutions to comply with Title IV Program requirements. In addition, concerns generated by this Congressional activity may adversely affect enrollment in for-profit educational institutions such as ours. Any laws that are adopted that limit our or our students’ participation in Title IV Programs or in programs to provide funds for active duty service members and veterans or the amount of student financial aid for which our students are eligible, or any decreases in enrollment related to the Congressional activity concerning this sector, could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.

Our business could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.

Because all Title IV Program student loans (other than Perkins loans) are now processed under the DL program, any processing disruptions by ED may impact our students’ ability to obtain student loans on a timely basis. A disruption in our ability to process student loans through the DL program, either because of administrative challenges on our part or the inability of ED to process the increased volume of loans through the DL program on a timely basis, could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance by government agencies, regulatory agencies and third parties alleging noncompliance with applicable standards. Each of our institutions’ administration of Title IV Program funds must be audited annually by independent accountants and the resulting audit report must be submitted to ED for review. Compliance reviews and claims could also result from our notification to an agency or third party based upon our own internal compliance review. We are also subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, alleged violations of federal and state laws, false claims made to the federal government and routine employment matters. While we are committed to strict compliance with all applicable laws, regulations, and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to successfully defend against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of regulatory approvals or Title IV Program funding or other federal and state funding, injunctions or other penalties. We could also incur substantial legal costs that are not covered or are in excess of our insurance coverage. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Additionally, given the significant public scrutiny being placed on the sector we operate in, numerous state attorneys general have initiated investigations either of the operation of the for-profit schools in their state or of particular institutions operating in that state. Changes occurring at the federal or state level, as well as our financial performance in recent years, may spur further action or additional reporting requirements by state attorneys general, congressional leadership or state licensing bodies.

We cannot predict the outcome of unsettled matters, and we may incur significant defense costs and other expenses in connection with them in excess of our insurance coverage related to these matters. We may be required to pay substantial damages, settlement costs or fines or penalties. Such costs and expenses could have a material adverse effect on our business, cash flows, results of operations and financial condition. An adverse outcome in any of these matters could also materially and adversely affect our licenses, accreditation and eligibility to participate in Title IV Programs.

For more information, see “Risk Factors - Risks Related to the Extensive Regulation of Our Business - Failure to maintain eligibility to participate in Title IV Programs could materially and adversely affect our business” and “Business - Regulatory Environment - Title IV Programs.”

Our business and stock price could be adversely affected as a result of regulatory investigations of, or actions commenced against, us or other companies in our industry.

The operations of companies in the education and training services industry, including us, are subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the SEC, state governmental agencies, ED and other federal agencies. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. These investigations of, or regulatory actions against, specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect student enrollment and heighten the risk of class action lawsuits against us, which could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.

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

State education agencies that authorize our schools continue to revise or issue new regulations requiring significant additional reporting and monitoring of student outcomes. Additionally, state education agencies may request additional information or supplemental reporting as a result of our recent financial performance. The regulations and reporting requirements may lengthen the time to obtain necessary state approvals and require us to modify our operations in order to comply with the requirements. This could impose substantial additional costs on our institutions, which could have a material adverse effect on our cash flows, results of operations and financial condition.

State legislatures also continue to contemplate creating new performance metrics that would have to be satisfied to maintain eligibility. The enactment of one or more of these proposed laws or similar laws could create compliance challenges and impose substantial additional costs on our institutions, which could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our student population and negatively affect our 90/10 Rule calculation and other compliance metrics.

Some states are facing budget constraints that are causing them to reduce state appropriations in a number of areas including financial aid provided to students that may attend one of our programs. These states may decide to reduce or redirect the amount of state financial aid that they provide to students, but we cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding available to our students decreases and our students are not able to secure alternative sources of funding, it could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition, negatively impact our cohort default rates, or impact our performance under the federal 90/10 Rule calculation, as this state funding is counted in the non-Title IV Program funds portion of the ratio.

If we acquire an institution that participates in Title IV Programs or open an additional location, one or more of our regulators could decline to approve the acquired institution or additional location, or could impose material conditions or restrictions, which could prevent or limit the ability of the acquired institution and/or additional location to participate in Title IV Programs and, in turn, impair our ability to operate the acquired institution and/or the additional location as planned or to realize the anticipated benefits from the acquisition of that institution and/or opening of the additional location.

If we acquire an institution that participates in Title IV Program funding or open an additional location, we must obtain approval from ED and applicable state education agencies and accrediting commissions in order for the institution or additional location to be able to operate and participate in Title IV Programs. Such approvals may be withheld or delayed. An acquisition can result in the temporary suspension of the acquired institution’s participation in Title IV Programs and opening an additional location can result in a delay of the campus’ participation in Title IV Programs unless we submit a timely and materially complete application for approval of the acquisition or the opening of the new location. If we were unable to timely establish or re-establish the state authorization, accreditation or ED certification of the acquired institution or obtain approval for the new location, our ability to operate the acquired institution or open the additional location as planned or to realize the anticipated benefits from the acquisition of that institution or the opening of the additional location could be significantly impaired.

Further, ED and applicable state education agencies and accrediting agencies could impose material conditions or restrictions on us and the acquired institution or the additional location, including, but not limited to, a material letter of credit, limitations or prohibitions on the ability to add new campuses or add or change educational programs, placement of the institution on the heightened cash monitoring or reimbursement method of payment and reporting and notification requirements. Additionally, an acquired institution may have known or unknown instances of noncompliance with federal, state or accrediting agency requirements, including, but not limited to, noncompliance with requirements included in the defense to repayment regulations that could result in liabilities, sanctions, or material conditions or restrictions that we may inherit by acquiring the institution. Further, our due diligence efforts relating to institutions that we intend to acquire may be unsuccessful and fail to identify noncompliance or other facts that could result in liabilities, sanctions, or material conditions or restrictions. The imposition of liabilities, sanctions, or material conditions or restrictions by one or more regulators could impair our ability to operate the acquired institution or open the additional location as planned or to realize the anticipated benefits from the acquisition of that institution or the opening of the additional location.

If regulators do not approve additional or revised programs, it could have an adverse effect on our academic or operational initiatives

A student may only use Title IV Program funds to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Our expansion plans are based, in part, on our ability to add new educational programs at our existing institutions. Generally, an institution that is eligible to participate in Title IV Programs, and is not provisionally certified, may obtain ED approval if the new program is licensed by the applicable state agency and accredited by an agency recognized by ED. However, ED, or state education agencies, and our accreditor could decline to approve a new program, or impose material conditions or restrictions on us. Any such denial or material limitation could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.

If regulators do not approve or delay their approval of transactions involving a change of control of our company or any of our schools, our ability to participate in Title IV Programs may be impaired.

If we or any of our schools experience a change of control under the standards of applicable federal and state agencies, our accrediting commission or ED, we or the affected schools must seek the approval of the relevant regulatory agencies. These agencies do not have uniform criteria for what constitutes a change of control. Transactions or events that constitute a change of control include significant acquisitions or dispositions of our common stock or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from ED, our accrediting commission or any state in which our schools are located would impair our ability to participate in Title IV Programs, which would have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition. Our failure to obtain, or a delay in obtaining, approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock.

Risks Related to Our Business

Public health pandemics, epidemics or outbreaks could have a material adverse effect on our business and operations.

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. While initially concentrated in China, the outbreak has spread to other countries and infections have been reported globally including in the United States. The World Health Organization has declared the outbreak to be a pandemic, the United States had declared a state of national emergency, and many state and local governments are continuing to take various actions to combat the spread of the virus. The extent to which COVID-19, like any other rapidly spreading contagious illness, may impact our business and operations will depend on the evolution of the outbreak, which is highly speculative at this time and cannot be predicted with any level of certainty. The duration of the outbreak, new information which emerges concerning the severity of the illness and the actions to be taken to contain the spread of COVID-19 or its treatment remains unclear. We believe that the continued spread of COVID-19 could adversely impact our business and operations. In addition, a quarantine of one or more of our faculty members for two or more weeks due to exposure to COVID-19 or other contagious illness could eliminate a program unless a substitute was readily available and quarantine of a faculty member or student could cause the temporary closure of an affected campus which could have an adverse impact on our business and our financial results. Further, workforce limitations and travel restrictions resulting from pandemics or disease outbreaks and related government actions may impact many aspects of our business. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations and enrollment may be negatively impacted. Finally, state and federal regulators, including the ED, are augmenting existing regulatory processes, waiving others, and overseeing various emergency relief and aid programs. It is highly uncertain how long such regulatory accommodations will continue, or how long and in what amount emergency relief and aid funds will continue to be available. We also cannot predict the types of conditions that may be attached to participation in emergency relief and aid programs, and whether and to what extent compliance with such conditions will be monitored and enforced.

On March 19, 2020, we suspended all in-person classes at all of our campuses for the safety and protection of our students and staff, to help slow the spread of COVID-19 and to comply with state and local orders and restrictions. Upon the suspension of all in-person classes, we provided all students with the opportunity to take a leave of absence or to continue their education via an online curriculum. On March 25, 2020, we began offering the classroom portion of our training online so that the more than 8,000 students who elected to remain active in the program could continue their education remotely. As our training is a combination of classroom lectures and hands-on labs, there is a portion of most classes that cannot be delivered online and needs to be completed in-person at the campus labs.

We transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. On-campus labs have been redesigned to meet the health, safety and social distancing guidelines imposed by the CDC and state and local jurisdictions, while still meeting our accreditation and curriculum requirements. In May 2020, we resumed in-person labs at eight of our campus locations. Four of our campuses resumed in-person labs in June 2020, and our final campus in Bloomfield, New Jersey resumed in-person labs on July 1, 2020.

Once a student returns to campus for in-person labs, under the new guidelines it takes on average approximately six to nine weeks for that student to catch-up on the lab work that he was unable to complete during the campus closure and prior to his return. Additionally, some students have not returned to campus to complete the in-person labs and remain only in the online portion of the curriculum, essentially only completing half of each course, while others are completing catch-up labs, but over an extended period of time. We continue to recognize revenue ratably over the term of the course or program offered, taking into consideration those only completing the online curriculum, and the catch-up period for active students and the impact it has on expected graduation dates. As a result, as of September 30, 2020, we deferred revenue of $6.1 million.

While we have reopened all of our campus locations, some students have delayed returning to campus for in-person labs even with the new social distancing protocols in place and remain on leave of absence or continue only with the online instruction portion of the curriculum. If students continue to remain on a leave of absence, withdraw, or do not make up the required in person labs on a timely basis, our revenues could continue to be impacted in fiscal 2021.

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

The awareness of our programs among high school graduates, military personnel and working adults seeking advanced training is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments, which could have a material adverse effect on our cash flows, results of operations and financial condition. The following are some of the factors that could prevent us from successfully marketing our programs:

•availability of funding sources acceptable to our students;
•recruitment of veterans or other potential students without formal education by our industry partners and other manufacturers;
•our failure to maintain or expand our brand or other factors related to our marketing or advertising practices;
•diminished access to high school student populations, including school district limitations on access to students by for-profit institutions;
•reduced access to military bases and installations;
•our inability to maintain relationships with automotive, diesel, collision repair, motorcycle and marine manufacturers and suppliers; and
•student dissatisfaction with our programs and services.

Failure on our part to maintain and expand existing industry relationships and develop new industry relationships with our industry customers could impair our ability to attract and retain students.

We have extensive industry relationships that we believe afford us significant competitive strength and support our market leadership. These relationships enable us to support enrollment in our core programs by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts with manufacturer brand partners, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the manufacturer brand partners. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our existing industry relationships, including those with American Honda Motor Company, Inc.; Mercury Marine, a division of Brunswick Corporation; Volvo Penta of the Americas, Inc. and Yamaha Motor Corporation, USA, are not memorialized in writing and are based on verbal understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be had they been in writing. Additionally, certain of our written agreements may be terminated without cause by the OEM. Finally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students, require additional capital expenditures or increase expenses and have a material adverse effect on our cash flows, results of operations and financial condition.

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

Growing our online academic programs could be difficult for us.

The expansion of our existing online programs and the creation of new online programs may not be accepted by students or employers, or by government regulators or accreditation agencies. In addition, our efforts may be materially adversely affected by increased competition in the online education market or because of problems with the performance or reliability of our online program infrastructure. There is also increasing development of online programs by traditional universities, both in the public and private sectors, which may have more consumer acceptance than programs we develop because of lower pricing or perception of greater value of their degrees in the marketplace, which may materially adversely affect our business, financial condition and results of operations.

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

Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers who generally have significant experience with our company and within the technical education industry. Our success also depends in large part upon our ability to attract and retain highly qualified faculty, campus presidents, administrators and corporate management. Due to the nature of our business and our operating results in recent years, we face significant competition in the attraction and retention of personnel who possess the skill sets that we seek. The for-profit education sector is under significant regulatory and government scrutiny, which may make it more difficult to attract and retain talent. If we are unable to, or are perceived to be unable to, attract and retain experienced and qualified personnel, our business, financial condition and results of operations may be materially adversely affected. Additionally, key personnel may leave us and subsequently compete against us. Because we do not currently carry “key man” life insurance, the loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully manage our business.

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

In order to support revenue growth and student enrollment, we need to hire and train new admissions representatives, as well as retain and continue to develop our existing admissions representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong admissions representative team may be affected by a number of factors, including the following:

•the competition we face from other companies in hiring;
•consumer trends causing certain sectors (other than for-profit, postsecondary education) to experience significant growth in less regulated environments with the potential to offer higher compensation;
•our ability to compensate admissions representatives while remaining compliant with ED regulations related to incentive compensation;
•our ability to assimilate and motivate our admissions representatives;
•our ability to effectively train our admissions representatives;
•the length of time it takes new admissions representatives to become productive; and
•our ability to effectively manage a multi-location educational organization.

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

Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students.

In order to maintain and increase our revenues and margins, we must continue to develop our admissions programs and attract new students in a cost-effective manner. The level of marketing and advertising and types of strategies used are affected by the specific geographic markets, regulatory compliance requirements and the specific individual nature of each institution and its students. The complexity of these marketing efforts contributes to their cost. If we are unable to advertise and market our institutions and programs successfully, our ability to attract and enroll new students could be materially adversely affected and, consequently, our financial performance could suffer. We use marketing tools such as the Internet, radio, television and print media advertising to promote our institutions and programs. Our representatives also make presentations at high schools and career fairs. Additionally, we rely on the general reputation of our institutions and referrals from current students, alumni and employers as a source of new enrollment. As part of our marketing and advertising, we also subscribe to lead-generating databases in certain markets, the cost of which may increase. Among the factors that could prevent us from marketing and advertising our institutions and programs successfully are the failure of our marketing tools and strategies to appeal to prospective students, regulatory constraints on marketing, current student and/or employer dissatisfaction with our program offerings or results and diminished access to high school campuses and military bases. In order to maintain our growth, we will need to attract a larger percentage of students in existing markets and increase our addressable market by adding locations in new markets and rolling out new academic programs. Any failure to accomplish this may have a material adverse effect on our future growth.

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

Under our proprietary loan program, the bank originates loans for our students who meet our specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all the related credit and collection risk. See Note 2 of the notes to our Consolidated Financial Statements within Part II. Item 8 of this Annual Report on Form 10-K for further discussion of activity under our proprietary loan program.

Factors that may impact our ability to collect these loans include the following, without limitation: current economic conditions; compliance with laws applicable to the origination, servicing and collection of loans; the quality of our loan servicers’ performance; and a decline in graduate employment opportunities and the priority that the borrowers under this loan program attach to repaying these loans as compared to other obligations, particularly students who did not complete or were dissatisfied with their programs of study.

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

Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge is recognized as an expense in the period in which impairment is identified. Our total recorded goodwill of $8.2 million as of September 30, 2020 relates to our MMI Orlando, Florida campus and resulted from the acquisition of our motorcycle and marine education business in 1998. We perform our annual goodwill impairment assessment during the fourth quarter of each fiscal year. Future assessments of goodwill could result in reductions. Any reduction in net income and operating income resulting from the write-down or impairment of goodwill could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our common stock, we may be required to impair goodwill in future periods.

Risks Related to Investing in Our Common Stock

Holders of our Series A Preferred Stock own a significant percentage of our capital stock, are able to influence and control certain corporate matters and could in the future substantially dilute the ownership interest of holders of our common stock.

On June 24, 2016, we entered into a purchase agreement (the “Coliseum Securities Purchase Agreement”) pursuant to which we sold 700,000 shares of Series A Preferred Stock to Coliseum Holdings I, LLC (“Coliseum Holdings”), and filed a Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware. The Certificate of Designations authorized a total of 700,000 shares of Series A Preferred Stock, all of which were purchased by Coliseum Holdings, and set forth the negotiated rights, powers, preferences and privileges of the Series A Preferred Stock, including the terms of a Conversion Cap and an Investor Voting Cap (each as defined in the Certificate of Designations), which generally prohibit: (i) the conversion of Series A Preferred Stock into common stock; and (ii) the voting of common stock issuable upon conversion of the Series A Preferred Stock, to the extent that such conversion results in the issuance of a number of shares of common stock exceeding 4.99% of our outstanding shares of common stock as of June 24, 2016 or that has voting power that exceeds 4.99% of the voting power of our outstanding shares of common stock as of June 24, 2016.

The Certificate of Designations provides that the Conversion Cap and the Investor Voting Cap may only be removed upon our receipt of: (i) certain stockholder approvals required by Section 312.03 of the New York Stock Exchange Listed Company Manual (“NYSE Rule 312”); and (ii) either (A) Education Regulatory Approval (as defined in the Certificate of Designations), or (B) a good faith determination by our board of directors that Education Regulatory Approval is not required. Our stockholders approved a proposal at the annual meeting of stockholders on February 27, 2020, in accordance with the listing standards of the New York Stock Exchange (“NYSE”), that satisfied NYSE Rule 312.

In September 2020, Coliseum Holdings distributed all of its 700,000 shares of Series A Preferred Stock to its members, who subsequently distributed their shares to (i) limited partners affiliated with Coliseum Holdings and certain other entities for whom Coliseum Capital Management, LLC (an affiliate of Coliseum Holdings) holds voting and dispositive power with respect to the Series A Preferred Stock (the “Affiliated Holders”), which Affiliated Holders, following such distribution, owned Series A Preferred Stock that represented, on an as converted basis, approximately 24.9% of our outstanding shares of common stock and voting power, and (ii) limited partners unaffiliated with Coliseum Holdings (the “Unaffiliated Holders”), which Unaffiliated Holders, following such distribution, each owned shares of Series A Preferred Stock that represented, on an as converted basis, 9.9% or less of our outstanding shares of common stock and voting power (collectively, the “Distributions”).

In connection with the Distributions, our board of directors made a good faith determination that: (i) no Education Regulatory Approval would be required for the Unaffiliated Holders to remove the Conversion Cap and the Investor Voting Cap with respect to the Series A Preferred Stock acquired in the Distributions; and (ii) as to the Series A Preferred Stock held by the Affiliated Holders, no Education Regulatory Approval would be required prior to the Affiliated Holders (A) converting a number of shares of Series A Preferred Stock into common stock provided that the number of shares of common stock issued pursuant to such conversion, in the aggregate, is less than or equal to 9.9% of the number of shares of common stock outstanding on an as converted basis as of the date of the Distributions, and (B) voting a number of shares of Series A Preferred Stock provided that the voting power of such Series A Preferred Stock and any shares of common stock issued upon conversion of such Series A Preferred Stock is less than or equal to 9.9% of the voting power of the common stock outstanding as of the date of the Distributions (the foregoing limitations, the “Continuing Caps”).

In September 2020, the Distributions were completed and the removal of the Conversion Cap and Investor Voting Cap became effective, subject to the Continuing Caps remaining in place with respect to the Series A Preferred Stock distributed to the Affiliated Holders. Education Regulatory Approval continues to be required for, and the Continuing Caps will remain in place with respect to, the Series A Preferred Stock acquired by the Affiliated Holders in the Distributions to the extent such shares, on an as converted basis, represent in excess of 9.9% of our common stock and voting power as of the date of the Distributions. The Affiliated Holders may, at any time, request that we seek Education Regulatory Approval or make a good faith determination that such approval is not required. If we are required to or elect to obtain Education Regulatory Approval and if such approvals are not obtained within the 120-day time period set forth in the Certificate of Designations, the dividend rates with respect to the Cash Dividend and Accrued Dividend (each as defined in the Certificate of Designations) will be increased by 5.0% per year, not to exceed a maximum of 14.5% per year, subject to downward adjustment on obtaining the foregoing approvals

As of September 30, 2020, as a result of the removal of the Conversion Cap and the Investor Voting Cap, the Unaffiliated Holders and the Affiliated Holders were entitled to vote their Series A Preferred Stock in an amount equal to 12,968,878 shares of common stock on a fully diluted basis. Those holders may also convert such shares of Series A Preferred Stock and receive approximately 30.03 shares of common stock for each share of Series A Preferred Stock converted, resulting in our issuance of up to 12,968,878 shares of common stock if such shares of Series A Preferred Stock were all converted. On a fully converted basis, the shares of Series A Preferred Stock are convertible into 21,021,021 shares of common stock. Holders of shares of Series A Preferred Stock are entitled to vote with the holders of shares of common stock and any other class or series similarly entitled to vote with the holders of common stock and not as a separate class, at any annual or special meeting of stockholders, and may act by written consent in the same manner as the holders of common stock, on an as converted basis. Shares of Series A Preferred Stock are convertible to common stock at any time at the option of the holder, subject to the Continuing Caps.

Any conversion of Series A Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. We have granted Coliseum Holdings and certain recipients of Series A Preferred Stock in the Distributions registration rights in respect of the shares of Series A Preferred Stock and any shares of common stock issued upon conversion thereof. These registration rights could facilitate the resale of such securities into the public market, and any resale of these securities would increase the number of shares of our common stock available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Additionally, a majority of the voting power of the Series A Preferred Stock must approve certain significant corporate actions, such as (i) amendments to our Certificate of Incorporation or bylaws in a manner adverse to the rights, preferences, privileges or voting powers of the holders of Series A Preferred Stock, (ii) the creation or issuance of a series of stock, or other security convertible into a series of stock, with equal or greater rights than those of the holders of Series A Preferred Stock, (iii) the issuance of equity securities, or securities convertible into equity securities, at a price that is 25% below fair market value at the time of issuance, (iv) subject to certain exceptions, the incurrence of indebtedness, (v) subject to certain exceptions, the sale or licensing of any of our material assets, (vi) subject to certain exceptions, the consummation of acquisitions (of stock or assets), (vii) subject to certain exceptions, the payment of certain dividends or distributions with respect to a series of stock junior to the Series A Preferred Stock, (viii) the voluntary liquidation, dissolution or winding-up of UTI if the Series A Preferred Stock would not have the option to receive the liquidation preference then in effect upon such liquidation, dissolution or winding-up, or (ix) subject to certain exceptions, any merger, consolidation, recapitalization, reclassification or other transaction in which substantially all of our common stock is exchanged or converted into cash, securities or property and in which the holders of the Series A Preferred Stock shall not have the option to receive the full liquidation preference as a result of that transaction.

The interests of the holders of the Series A Preferred Stock may not always coincide with the interests of our other stockholders and Coliseum Holdings’ concentration of ownership may have the effect of delaying or preventing a change of control of UTI otherwise favored by our other stockholders and could depress our stock price.

The price of our common stock has fluctuated significantly in the past and may continue to do so in the future. As a result, you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past, and may continue to fluctuate significantly for a variety of different reasons, including, without limitation:

•developments regarding the accreditation or state licensing;
•our quarterly or annual earnings or those of other companies in our industry;
•public reaction to our press releases, corporate communications and SEC filings;
•changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;
•seasonal variations in our student enrollment;
•new laws or regulations or new interpretations of laws or regulations applicable to our industry or business;

•negative publicity, including government hearings and other public lawmaker or regulator criticism, regarding our industry or business;
•changes in enrollment;
•changes in accounting standards, policies, guidance, interpretations or principles;
•litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;
•sales of common stock by our directors, executive officers and significant stockholders; and
•changes in general conditions in the United States and global economies or financial markets, including those resulting from health epidemics, war, incidents of terrorism or responses to such events.

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. Changes may occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Campuses and Other Properties

The following sets forth certain information relating to our campuses and corporate headquarters. Many of the leases are renewable for additional terms at our option.

Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Campus locations:
Arizona (Avondale)	UTI	283,000	Leased	June 2024
Arizona (Phoenix)	MMI	117,000	Leased	December 2022
New Jersey (Bloomfield)	UTI	102,000	Leased	December 2030
California (Long Beach)	UTI	137,000	Leased	August 2030
California (Rancho Cucamonga)	UTI	148,000	Leased	September 2031
California (Sacramento)(1)	UTI	245,000	Leased	February 2033
Florida (Orlando)	UTI/MMI	263,000	Leased	August 2022
Illinois (Lisle)	UTI	187,000	Leased	December 2032
North Carolina (Mooresville)	NASCAR Tech	146,000	Leased	September 2022

Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Pennsylvania (Exton)	UTI	129,000	Leased	October 2029
Texas (Dallas/Ft. Worth)	UTI	95,000	Owned	N/A
Texas (Houston)	UTI	172,000	Owned	N/A
Other locations:
Arizona (Phoenix)	Corporate Headquarters	29,000	Leased	December 2025
Arizona (Phoenix)	Operational Support	47,000	Leased	December 2022

(1) In September 2020, we signed an amendment to the lease for our Sacramento campus which extended that lease through February 2033. Additionally, this amendment will reduce our leased space by approximately 128,000 square feet to 117,000 square feet effective as of January 1, 2022.
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

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE under the symbol “UTI.”

The closing price of our common stock as reported by the NYSE on November 30, 2020 was $6.56 per share. As of November 30, 2020, there were 25 holders of record of our common stock.

Dividends

On June 9, 2016, our board of directors voted to eliminate the quarterly cash dividend on our common stock. Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions.

Repurchase of Securities

On December 20, 2011, our board of directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. As of September 30, 2020, we have purchased an aggregate of 1,677,570 shares of our common stock for an aggregate purchase price of $15.3 million under this stock repurchase program. During the year ended September 30, 2020, we made no purchases under this stock repurchase program. The last stock repurchase under this stock repurchase program was during fiscal 2015. Any future repurchases under this stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock.

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference in such filing.

This graph compares total cumulative stockholder return on our common stock during the period from September 30, 2015 through September 30, 2020 with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on September 30, 2015, and any dividends were reinvested on the date on which they were paid.

Symbol	CRSP Total Returns Index for:	09/2015	09/2016	09/2017	09/2018	09/2019	09/2020
◆	Universal Technical Institute, Inc.	$100.00	$51.18	$99.76	$76.48	$156.40	$146.05
■	NYSE Stock Market (US Companies)	100.00	114.41	133.27	150.92	156.20	156.86
▲	Peer Group	100.00	99.90	185.53	244.09	216.13	163.86

Companies in the Self-Determined Peer Group:
Adtalem Global Education, Inc.	Career Education Corporation
Grand Canyon Education, Inc.	Lincoln Educational Services Corporation
Strategic Education, Inc.	Zovio, Inc.

Notes:
A. The lines represent quarterly index levels derived from compounded daily returns that include all dividends.
B. Peer group indices use beginning of period market capitalization weighting.
C. If the quarterly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100 on September 30, 2015.
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and operating data as of and for the periods indicated. You should read the selected financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data and the selected consolidated balance sheet data as of and for the years ended September 30, 2020, 2019, 2018, 2017 and 2016 have been derived from our consolidated financial statements.

	Year Ended September 30,
	2020(1)	2019(2)	2018(3)	2017	2016(4)
Statement of Operations Data:	(In thousands, except per share amounts, number of campuses and average enrollments)
Revenues	$300,761	$331,504	$316,965	$324,263	$347,146
Operating expenses:
Educational services and facilities	155,932	178,317	182,589	181,027	194,395
Selling, general and administrative	148,700	160,989	169,651	145,060	171,374
Total operating expenses	304,632	339,306	352,240	326,087	365,769
Loss from operations	(3,871)	(7,802)	(35,275)	(1,824)	(18,623)

Net income (loss)	$8,008	$(7,868)	$(32,682)	$(8,128)	$(47,696)

Earnings per share:
Net income (loss) per share - basic	$0.05	$(0.52)	$(1.51)	$(0.54)	$(2.02)
Net income (loss) per share - diluted	$0.05	$(0.52)	$(1.51)	$(0.54)	$(2.02)
Weighted average number of shares outstanding:
Basic	29,812	25,438	25,115	24,712	24,313
Diluted	30,113	25,438	25,115	24,712	24,313

Cash dividends declared per common share(5)	$—	$—	$—	$—	$0.04

Other Data:
Depreciation and amortization(6)	$11,804	$15,904	$15,688	$16,886	$17,749
Number of campuses	12	13	13	12	12
Average enrollments	10,462	10,674	10,418	10,889	12,026

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$114,858	$65,442	$58,104	$97,917	$120,736
Current assets	180,179	118,104	116,795	146,826	161,949
Working capital	58,539	21,260	24,333	60,437	67,389
Total assets	441,981	270,526	282,278	274,102	297,159
Total shareholders’ equity	176,522	114,288	126,645	125,776	136,614

(1) Our results of operations for the year ended September 30, 2020 were impacted by the COVID-19 pandemic. More students took a leave of absence in fiscal 2020 due to the COVID-19 pandemic and our campuses suspended operations for a period of time. While we have transitioned to a blended learning model, the COVID-19 pandemic has impacted the pace in which students are progressing through their programs. As a result, our total graduates in fiscal 2020 decreased by 19% as compared to the prior year due to these delays. We recorded $6.1 million in deferred revenue during the year ended September 30, 2020.

In February 2020, we raised $49.5 million of net proceeds through an equity offering which was focused on supporting our longer-term strategy of growth, diversification and scale. We invested a portion of the proceeds from the equity offering in held-to-maturity securities.

Additionally, we adopted ASC 842, Leases, at the beginning of fiscal 2020 using the modified retrospective method without the recasting of comparative periods’ financial information which resulted in recording an operating lease liability of $163.0 million and an operating lease right-of-use asset of $148.6 million on October 1, 2019.

(2) In February 2019, we announced that the Norwood, Massachusetts campus is no longer accepting new student applications. The last group of students started in March 2019, and the campus closed on July 31, 2020. We recorded a $1.4 million restructuring charge for the Norwood campus exit during fiscal 2019, which impacted operating expenses and the loss from operations.

(3) In fiscal 2018, we opened a campus in Bloomfield, New Jersey. The implementation spanned most of fiscal 2018 and we commenced teaching at this campus in August 2018, which contributed to the fluctuations in operations and financial position during fiscal 2018. Additionally, we adopted ASC 606, Revenue from Contracts from Customers, at the beginning of fiscal 2018 using the modified retrospective method. The adoption of this standard resulted in the change in the timing of revenue recognition as it relates to our proprietary loan program.

(4) In fiscal 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash. Additionally, during fiscal 2016 we recorded a full valuation allowance on our deferred tax assets which impacted income tax expense by $34.2 million for the year ended September 30, 2016.

(5) In fiscal 2016, we paid common stock cash dividends of $0.02 per share in December and March totaling $1.0 million. On June 9, 2016, our board of directors voted to eliminate the quarterly cash dividend on our common stock.

(6) Excludes depreciation of training equipment obtained in exchange for services of $1.3 million, $1.4 million, $1.4 million, $1.3 million and $1.3 million for the years ended September 30, 2020, 2019, 2018, 2017 and 2016, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the "Selected Financial Data" and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

General Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average full-time enrollment and graduates. We also provide programs for welders and CNC machining technicians. We offer certificate, diploma or degree programs at 12 campuses across the United States, excluding the Norwood, Massachusetts campus which was closed on July 31, 2020. Additionally, we offer MSAT programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Founded in 1965, we have provided technical education for more than 55 years and have graduated more than 220,000 technicians.

Our revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99%, 99% and 98% of our revenues for each of the years ended September 30, 2020, 2019 and 2018, respectively, consisted of gross tuition. We supplement our tuition and fee revenues with additional revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Through our proprietary loan program, we, in substance, provide the students who participate in this program with extended payment terms for a portion of their tuition. Under ASC 606, the portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. Estimating the collection rate requires significant management judgment. The estimated amount is determined at the inception of the contract and we recognize the related revenue as the student progresses through school. Each reporting period, we update our assessment of the variable consideration associated with the proprietary loan program. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program. We also provide dealer technician training or instructor staffing services to manufacturers, and we recognize revenue as the transfer of services occurs.

Average full-time enrollments vary depending on, among other factors, the number of continuing students at the beginning of a period, new student enrollments during the period, students who have previously withdrawn but decide to re-enroll during the period, graduations and withdrawals during the period. Our average full-time enrollments are influenced by the:

•Attractiveness of our program offerings to high school graduates and potential adult students;
•Effectiveness of our marketing efforts;
•Depth of our industry relationships;
•Strength of employment markets and long-term career prospects;
•Quality of our instructors and student services professionals;
•Persistence of our students; the length of our education programs;
•Availability of federal and alternative funding for our programs; and
•Number of graduates of our programs who elect to attend the advanced training programs we offer and general economic conditions.

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

Our tuition charges vary by type and length of our programs and the program level, such as core or advanced training. We implemented tuition rate increases of up to 3.5%, 3.0% and 2.5% for each of the years ended September 30, 2020, 2019 and 2018, respectively. We regularly evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs and various veterans' benefits programs, to pay a substantial portion of their tuition and other education-related expenses. Approximately 66% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2020 as calculated under the 90/10 rule. Additionally, approximately 17% of our revenues, on a cash basis, were collected from funds distributed under various veterans' benefits programs for the year ended September 30, 2020.

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

Selling, general and administrative expenses include compensation and benefits of employees who are not directly associated with the provision of educational services, such as: executive management; finance and central accounting; information technology; legal; human resources; marketing and student enrollment expenses, including compensation and benefits of personnel employed in marketing and student admissions; costs of professional services; bad debt expense; costs associated with the implementation and operation of our student management and reporting system; rent for our corporate office headquarters; depreciation and amortization of property and equipment that is not used in the provision of educational services, and other costs that are incidental to our operations. All marketing and student enrollment expenses are recognized in the period incurred. Costs related to the opening of new facilities, excluding related capital expenditures, are expensed in the period incurred or when services are provided.

2020 Overview

Impact of COVID-19

On March 19, 2020, we suspended all in-person classes at all of our campuses for the safety and protection of our students and staff, to help slow the spread of COVID-19 and to comply with state and local orders and restrictions. Upon the suspension of all in-person classes, we provided all students with the opportunity to take a leave of absence or to continue their education via an online curriculum. On March 25, 2020, we began offering the classroom portion of our training online so that the more than 8,000 students who elected to remain active in the program could continue their education remotely. As our training is a combination of classroom lectures and hands-on labs, there is a portion of most classes that cannot be delivered online and needs to be completed in-person at the campus labs.

We transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. On-campus labs have been redesigned to meet the health, safety and social distancing guidelines imposed by the CDC and state and local jurisdictions, while still meeting our accreditation and curriculum requirements. Both the ED and the ACCSC granted institutions temporary approval to offer distance learning through December 31, 2020. To afford us additional flexibility beyond the current temporary approval period(s), we have initiated the approval process with the ACCSC and the appropriate state agencies to be able to offer distance education and a blended learning format for all of our programs on a more permanent basis. In May 2020, we resumed in-person labs at eight of our campus locations. Four of our campuses resumed in-person labs in June 2020, and our final campus in Bloomfield, New Jersey resumed in-person labs on July 1, 2020. As previously planned, we completed the teach-out of our Norwood, Massachusetts campus and it closed on July 31, 2020.

Once a student returns to campus for in-person labs, under the new guidelines it takes on average approximately six to nine weeks for that student to catch-up on the lab work that he was unable to complete during the campus closure and prior to his return. Additionally, as of September 30, 2020, approximately 5% of students had not returned to campus to complete the in-person labs and remain only in the online portion of the curriculum, essentially only completing half of each course, while approximately 28% of students were completing catch up labs, but over an extended period of time. We continue to recognize revenue ratably over the term of the course or program offered, taking into consideration those only completing the online curriculum, and the catch up period for active students and the impact it has on expected graduation dates. As a result, as of September 30, 2020, we had deferred revenue of $6.1 million.

While we have reopened all of our campus locations, some students have delayed returning to campus for in-person labs even with the new social distancing protocols in place and remain on leave of absence or continue only with the online instruction portion of the curriculum. If students continue to remain on a leave of absence, withdraw, or do not make up the required in person labs on a timely basis, our revenues could continue to be impacted in fiscal 2021.

Student Metrics

End of period undergraduate full-time student enrollment as of September 30, 2020 and 2019 was 12,524 and 12,363, respectively, representing growth of 1.3% despite the impacts of the COVID-19 pandemic.

We experienced a 2.0% decline in our average full-time enrollment to 10,462 students for the year ended September 30, 2020 as compared to the prior year period. Excluding the Norwood, Massachusetts campus, we started 11,283 students during the year ended September 30, 2020, which represents a decrease of 2.4% from the same period during fiscal 2019. The decrease in full-time enrollment and starts was primarily the result of the COVID-19 pandemic.

Our ability to start new students continues to be influenced by various factors including: unemployment rates; competition; adverse media coverage, legislative hearings, regulatory actions and investigations by attorneys general and various agencies related to allegations of wrongdoing on the part of other companies within the education and training services industry, which have cast the industry in a negative light; and the state of the general macro-economic environment and its impact on price sensitivity and the ability and willingness of students and their families to incur debt. For more information, see Item 1A. “Risk Factors.”

Operations

Our revenues for the year ended September 30, 2020 were $300.8 million, a decrease of $30.7 million, or 9.3%, from the prior year. The decrease in revenue was primarily due to the COVID-19 pandemic as more students were on leave of absence during the year and our campuses suspended operations for a period of time. While we have transitioned to a blended learning model, the COVID-19 pandemic has impacted the pace in which students are progressing through their programs. As a result, our total graduates in fiscal 2020 decreased by 19% as compared to the prior year. Additionally, our revenue was impacted by our exit of the Norwood, Massachusetts campus in July 2020. We had $1.4 million of revenue from Norwood in fiscal 2020, compared to $8.5 million in the prior year. Revenues were favorably impacted in fiscal 2020 from the opening of our Bloomfield, New Jersey campus in fiscal 2018. We had $14.6 million in revenue from Bloomfield in fiscal 2020, as compared to $10.9 million in fiscal 2019 when the campus was still ramping up.

In fiscal 2020, we had an operating loss of $3.9 million, as compared to an operating loss of $7.8 million for the same period in the prior year. Our operating expenses for fiscal 2020 decreased 10.2% as compared to the prior year primarily due to cost management initiatives, as well as decreases in compensation and benefit costs, depreciation expense, and contract and professional services expenses. Productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on efficiency opportunities throughout our cost structure, while improving and investing in the overall student experience. Net income for the year ended September 30, 2020 was $8.0 million, compared to a net loss of $7.9 million in the prior year, and includes a $10.7 million tax benefit resulting from the application of revised net operating loss carryback regulations from the CARES Act.

During fiscal 2020, we were granted approximately $33.0 million in HEERF funds under the CARES Act, with $16.5 million exclusively for emergency financial aid grants to students impacted by COVID-19 and $16.5 million to cover institutional costs associated with significant changes to the delivery of instruction due to coronavirus. As of September 30, 2020, we have awarded all $16.5 million designated for student grants. During the year ended September 30, 2020, we drew down $13.9 million of the institutional funds into our operating cash account as partial reimbursement for the $15.7 million of eligible costs incurred during fiscal 2020.

We continue to focus on the following key strategies as we identify opportunities for growth:

•Expanding into new geographic markets either organically or through strategic acquisitions;
•Offering new programs, such as expanding our welding program to additional campus locations, and offering associate level degree programs at additional campus locations;
•Maintaining and expanding our manufacturer brand partners and other employers to provide career opportunities and tuition reimbursement for our graduates;
•Identifying and executing on a variety of affordability initiatives for our students, including employer financial support and institutional scholarships and grants; and
•Shifting perceptions and building advocacy with key policy makers and influencers.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2020	2019	2018
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	51.9%	53.8%	57.6%
Selling, general and administrative	49.4%	48.6%	53.5%
Total operating expenses	101.3%	102.4%	111.1%
Loss from operations	(1.3)%	(2.4)%	(11.1)%
Interest income (expense), net	0.4%	(0.5)%	(0.6)%
Other income	—%	0.6%	0.4%
Total other income (expense), net	0.4%	0.1%	(0.2)%
Loss before income taxes	(0.9)%	(2.3)%	(11.3)%
Income tax benefit (expense)	3.5%	(0.1)%	1.0%
Net income (loss)	2.6%	(2.4)%	(10.3)%
Preferred stock dividends	1.8%	1.6%	1.7%
Income (loss) available for distribution	0.8%	(4.0)%	(12.0)%

Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Revenues
Our revenues for the year ended September 30, 2020 were $300.8 million, a decrease of $30.7 million, or 9.3%, as compared to revenues of $331.5 million for the year ended September 30, 2019. Our average full-time student enrollment decreased by 2.0% primarily due to a higher number of students who went on a leave of absence during the three months ended June 30, 2020 due to the COVID-19 pandemic. Additionally, timing of revenue recognition for active students has been impacted by additional time needed to complete in-person catch-up labs that were unable to be completed during the time the campuses were closed and by students retaking courses that were previously completed. As a result of the catch up labs not yet completed, as of September 30, 2020, we have deferred revenue of $6.1 million.
We recognized $5.1 million on an accrual basis related to revenues and interest under our proprietary loan program for the year ended September 30, 2020, as compared to $6.8 million recognized for the year ended September 30, 2019. The decrease in overall fiscal year 2020 revenues was also partially attributable to a $1.5 million decrease in revenues from student-paid MSATs for the year ended September 30, 2020 as compared to the prior year period.
Educational services and facilities expenses
Our educational services and facilities expenses for the year ended September 30, 2020 were $155.9 million, representing a decrease of $22.4 million, or 12.6%, as compared to $178.3 million for the year ended September 30, 2019.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Year Ended September 30,
	2020	2019
Salaries expense	$71,516	$78,195
Employee benefits and tax	11,911	15,972
Bonus expense	1,023	550
Stock-based compensation	64	—
Compensation and related costs	84,514	94,717
Depreciation and amortization expense	12,187	15,811
Occupancy costs	37,742	35,783
Other educational services and facilities expenses	(2,099)	11,560
Supplies and maintenance expense	15,282	10,840
Contract services expense	2,801	3,501
Taxes and licensing expense	2,319	3,479
Student expense	$3,186	$2,626
Total educational services and facilities expense	155,932	178,317

Compensation and related costs decreased $10.2 million for the year ended September 30, 2020, as compared to the prior year:

•Salaries expense decreased $6.7 million primarily due to an approximate 6% decrease in full-time employee headcount. The decrease in headcount was primarily due to attrition and productivity improvements. Furloughs enacted to offset revenue decreases from the COVID-19 pandemic also reduced salaries expense.
•Employee benefits and tax decreased $4.1 million also primarily due to lower headcount and lower cost per employee from implementing new benefit plans at the beginning of fiscal 2020.

Depreciation and amortization expense decreased $3.6 million during the year ended September 30, 2020 primarily due to the adoption of ASC 842 as of October 1, 2019, whereby the assets that were previously financed by finance obligations were converted to operating leases. Subsequent to the adoption of ASC 842, the assets relating to the operating leases were classified as “Right-of-use assets for operating leases” on the consolidated balance sheet and the related operating lease expense was rolled into “Occupancy costs” in the table above.

Occupancy costs increased $2.0 million during the year ended September 30, 2020. The increase was primarily attributed to the adoption of ASC 842 as of October 1, 2019 as described above partially offset by cost reductions from closing our Norwood, Massachusetts campus, relocating and downsizing our headquarters facility, and downsizing our Exton, Pennsylvania campus.

Other educational services and facilities expense decreased by $13.7 million, which includes a $13.3 million credit for the year ended September 30, 2020 from the institutional HEERF funds for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus. The allowable costs were included in the relevant line items above. See Note 21 in the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further information on the HEERF funds.

Supplies and maintenance expense increased by $4.4 million primarily due to $5.7 million in laptops purchased for our students to support their transition to the new blended on-line learning model. The laptops were one of the allowable costs qualifying for reimbursement from the institutional HEERF funds received.

Contract services expense decreased $0.7 million during the year ended September 30, 2020 primarily due to phasing out contracts with third parties and absorbing these responsibilities internally.

Taxes and licensing expenses decreased by $1.2 million, primarily due to a $0.7 million decrease in taxes and licensing fees for properties in use and a $0.4 million decrease in sales and use taxes.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended September 30, 2020 were $148.7 million, representing a decrease of $12.3 million, or 7.6%, as compared to $161.0 million for the year ended September 30, 2019.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Year Ended September 30,
	2020	2019
Salaries expense	$57,266	$57,827
Employee benefits and tax	11,539	14,130
Bonus expense	11,116	10,718
Stock-based compensation	2,013	1,440
Compensation and related costs	81,934	84,115
Advertising expense	39,707	41,163
Other selling, general and administrative expenses	17,961	21,140
Contract services expense	4,307	8,401
Professional services expense	3,828	4,690
Depreciation and amortization expense	963	1,480
Total selling, general and administrative expenses	$148,700	$160,989

Compensation and related costs decreased by $2.2 million for the year ended September 30, 2020, as compared to the prior year:

•Salaries expense decreased by $0.6 million, primarily due to lower headcount compared to the prior year, partially offset by costs related to the retirement of Kimberly J. McWaters, our former President and Chief Executive Officer, in October 2019.
•Employee benefits and tax decreased by $2.6 million, primarily due to lower headcount and lower cost per employee from implementing new benefit plans at the beginning of fiscal 2020.

•Stock-based compensation expense increased by $0.6 million, due to new awards granted during fiscal 2020. There were no stock-based compensation awards granted during fiscal 2019.
Advertising expense decreased by $1.5 million for the year ended September 30, 2020, as compared to the prior year. The decrease was attributable to targeted cost-efficient marketing efforts, with a shift away from television advertising toward digital media. Advertising expense as a percentage of revenues remained relatively consistent at approximately 13.2% for the year ended September 30, 2020 as compared to 12.4% in the prior year.
Other selling, general and administrative decreased by $3.2 million. Other selling, general and administrative expenses includes a $1.8 million credit for year ended September 30, 2020 from the institutional HEERF funds for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus. The allowable costs were included in the relevant line items above. See Note 21 of the notes to our Condensed Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further information on the HEERF funds. Also contributing to the favorable cost trend were decreases in travel and entertainment of $1.5 million.
Contract services expense decreased $4.1 million for the year ended September 30, 2020. The decrease was attributable to a one-time, non-recurring $4.0 million consultant termination fee recognized during the year ended September 30, 2019.
Professional services expense decreased by $0.9 million primarily attributable to a decreases in legal fees of $0.5 million and broad decreases related to external professional services due to cost control measures.

Other income (expense)

Other income for the year ended September 30, 2020 was $1.3 million, an increase of $1.1 million as compared to other expense of $0.1 million for the year ended September 30, 2019. The $1.3 million of other income in fiscal 2020 was comprised primarily of interest income from our held-to-maturity investments. The adoption of ASC 842 as of October 1, 2019 resulted in the de-recognition of the assets associated with our financing obligations, which were previously included in property and equipment during the year ended September 30, 2019 and contributed $3.2 million of interest expense during that period. This was partially offset by tenant rent income in the prior period of $1.5 million which was not present during the year ended September 30, 2020 also due to the impacts of the ASC 842 adoption.
Income taxes
Our income tax benefit for the year ended September 30, 2020 was $10.6 million, or (408.7%) of pre-tax loss, compared to income tax expense of $0.2 million, or 2.6% of pre-tax loss, for the year ended September 30, 2019. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. Our income tax benefit or expense was impacted by a decrease of $6.1 million and an increase of $1.5 million in the valuation allowance during the years ended September 30, 2020 and 2019, respectively. The significant decrease in the valuation allowance for the year ended September 30, 2020, and the related income tax benefit, was primarily attributable to the carryback of NOLs under the provisions of the CARES Act and the adoption of ASC 842 as of October 1, 2019. The income tax expense for the year September 30, 2019 was related to certain state taxes. We will maintain a valuation allowance on our deferred tax assets until sufficient positive evidence exists to support its reversal. See Note 13 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. Pursuant to this sale, we paid preferred stock cash dividends totaling $5.3 million during the years ended September 30, 2020 and 2019, respectively. See Note 15 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the preferred stock transaction.

Income (loss) available for distribution

Income (loss) available for distribution refers to net income (loss) reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution for the year ended September 30, 2020 of $2.7 million, as compared to a loss available for distribution of $13.1 million for the year ended September 30, 2019.

For a discussion of the financial results of operations for the year ended September 30, 2019 compared to the year ended September 30 2018, refer to Part I, Item 7 of our 2019 Form 10-K filed with the SEC on December 6, 2019 which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Non-GAAP Financial Measures

Our earnings before interest, tax, depreciation and amortization (“EBITDA”) for the years ended September 30, 2020, 2019 and 2018 were $9.4 million, $11.4 million and $(16.7) million, respectively. We define EBITDA as net income (loss) for the year, before interest (income) expense, income tax (benefit) expense, and depreciation and amortization.

EBITDA is a non-GAAP financial measure which is provided to supplement, but not substitute for, the most directly comparable GAAP measure. We choose to disclose this non-GAAP financial measure because it provides an additional analytical tool to clarify our results from operations and helps to identify underlying trends. Additionally, this measure helps compare our performance on a consistent basis across time periods. Management also utilizes EBITDA as an internal performance measure. To obtain a complete understanding of our performance, this measure should be examined in connection with net income (loss) determined in accordance with GAAP. Since the items excluded from this measure are significant components in understanding and assessing financial performance under GAAP, this measure should not be considered to be an alternative to net income (loss) or any other measures derived in accordance with GAAP as a measure of our operating performance or profitability. Exclusion of items in our non-GAAP presentation should not be construed as an inference that these items are unusual, infrequent or non-recurring. Other companies, including other companies in the education industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure across companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

EBITDA reconciles to net income (loss) as follows (in thousands):

	Year Ended September 30,
	2020	2019	2018
Net income (loss)	$8,008	$(7,868)	$(32,682)
Interest (income) expense, net	(1,142)	1,729	1,885
Income tax (benefit) expense	(10,602)	203	(3,015)
Depreciation and amortization (1)	13,150	17,291	17,074
EBITDA	$9,414	$11,355	$(16,738)

(1) Includes depreciation of training equipment obtained in exchange for services of $1.3 million, $1.4 million and $1.4 million for the years ended September 30, 2020, 2019 and 2018, respectively.
Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and short-term investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as the expansion of programs at existing campuses through the next 12 months. Our cash position is available to fund strategic long-term growth initiatives, including opening additional metro campuses in new markets and the creation of new programs, such as welding, in existing markets with under-utilized campus facilities. We had no line of credit or other long-term debt as of September 30, 2020.

Our aggregate cash and cash equivalents were $76.8 million as of September 30, 2020, an increase of $11.4 million from September 30, 2019. Additionally, we had short-term held-to-maturity investments of $38.1 million as of September 30, 2020. There were no held-to-maturity investments as of September 30, 2019.

We believe that additional strategic use of our cash resources may include funding new campuses or new programs in our existing campuses, purchase of real estate assets, consideration of strategic acquisitions, the repurchase of common stock, subsidizing funding alternatives for our students, and other potential uses of cash. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents, and short-term investments, or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity.

On February 20, 2020, we entered into an Underwriting Agreement with B. Riley FBR, Inc., as representative of the several underwriters named therein, to issue and sell an aggregate of 6,782,610 shares of our common stock, par value $0.0001 per share, in a public offering, at a price to the public of $7.75 per share, pursuant to a registration statement on Form S-3 (Registration No. 333-236146) and the accompanying prospectus, including the related prospectus supplement, filed with the SEC (the “Offering”). The Offering closed on February 25, 2020. The net proceeds from the Offering were approximately $49.2 million, after deducting underwriting discounts and offering expenses. We invested a portion of the net proceeds from the Offering in held-to-maturity securities, which primarily consist of corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We intend to use the proceeds for working capital, capital expenditures, and other general corporate purposes, which may include the addition of new campuses, the expansion of existing programs and the development of new programs, and the purchase of real property and campus infrastructure. We may also use a portion of the net proceeds to fund potential strategic acquisitions of complementary businesses, assets, services or technologies. See Note 15 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the Offering.

On June 9, 2016, our board of directors voted to eliminate the quarterly cash dividend on our common stock. On June 24, 2016, we issued 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering were used to fund strategic initiatives to drive growth including the transformation plan, expansion to new markets with metro campuses and the creation of new programs in existing markets with under-utilized campus facilities. We paid preferred stock cash dividends of $5.3 million during the years ended September 30, 2020, 2019, and 2018, respectively.

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

As discussed in more detail in Note 21 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K, during fiscal 2020 we were granted approximately $33.0 million in HEERF funds under the CARES Act, with $16.5 million exclusively for emergency financial aid grants to students impacted by COVID-19 and $16.5 million to cover institutional costs associated with significant changes to the delivery of instruction due to coronavirus. As of September 30, 2020, we have awarded all $16.5 million designated for student grants. During the year ended September 30, 2020, we drew down $13.9 million of the institutional funds into our operating cash account as partial reimbursement for the $15.7 million of eligible costs incurred during fiscal 2020. As of September 30, 2020, $2.7 million remained in our G5 account with the ED and is not included in our “Cash and cash equivalents” on our consolidated balance sheet. We drew down the remaining $1.8 million for the eligible costs incurred during the year ended September 30, 2020 in October 2020.

Operating Activities

Our net cash provided by operating activities was $11.0 million and $21.7 million for the years ended September 30, 2020 and 2019, respectively. Our net cash used in operating activities was $13.4 million for the year ended September 30, 2018.

Net income, after adjustments for non-cash items, for the year ended September 30, 2020 provided cash of $48.8 million. The non-cash items included $24.3 million for amortization of right-of-use assets for operating leases, $11.8 million for depreciation and amortization expense, $2.1 million for stock based compensation expense and $1.8 million for bad debt expense.

Changes in operating assets and liabilities for the year ended September 30, 2020 used cash of $37.7 million primarily due to the following:

•Changes in our operating lease liability as a result of rent payments used cash of $25.6 million.

•The increase in receivables used cash of $13.7 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students. Due to the COVID-19 pandemic, more students took a leave of absence in fiscal 2020 and our campuses suspended operations for a period of time during the second quarter. While we have transitioned to a blended learning model, the COVID-19 pandemic has impacted the pace in which students are progressing through their programs.
•The increase in the income taxes receivable used cash of $7.0 million and was primarily attributable to the CARES Act, which allowed us to carryback NOLs from fiscal 2019 and fiscal 2018.
•The decrease in deferred revenue used cash of $2.2 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relations to completion of their program at September 30, 2020 as compared to September 30, 2019. We had deferred revenue of $6.1 million during fiscal 2020 due to students retaking courses that were previously completed and the additional time needed to complete in-person catch-up labs that were unable to be completed during the time the campuses were closed due to the COVID-19 pandemic.
•The increase in accounts payable and accrued expenses provided cash of $7.0 million primarily related to the timing of payments to vendors and bonus accruals.

Net loss, after adjustments for non-cash items, for the year ended September 30, 2019 provided cash of $11.1 million. The non-cash items included $13.2 million for depreciation and amortization expense, $2.7 million for amortization of assets subject to financing obligations, $1.4 million for stock-based compensation expense, and $1.2 million for bad debt expense.

Changes in operating assets and liabilities for the year ended September 30, 2019 provided cash of $10.7 million primarily due to the following:

•The increase in deferred revenue provided cash of $4.7 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at September 30, 2019 as compared to September 30, 2018.
•The decrease in prepaid expenses and other current assets provided cash of $3.2 million primarily due to a decrease in prepaid rent.
•The increase in accounts payable and accrued expenses provided cash of $2.9 million primarily related to the timing of payments to vendors.
•The increase in receivables used cash of $1.5 million and was primarily attributable to the timing of Title IV disbursements and other cash receipts on behalf of our students.

Net loss, after adjustments for non-cash items, for the year ended September 30, 2018 used cash of $15.5 million. The non-cash items included $13.0 million for depreciation and amortization expense, $2.7 million for amortization of assets subject to financing obligations, $1.8 million for stock-based compensation expense, $1.5 million for bad debt expense, and $1.2 million for goodwill impairment expense.

Changes in operating assets and liabilities for the year ended September 30, 2018 provided cash of $2.2 million primarily due to the following:

•The increase in deferred rent liability provided cash of $5.1 million and was primarily relating to the Bloomfield, New Jersey campus, partially offset by amortization of the deferred rent balance associated with our home office lease.
•The increase in accounts payable and accrued expenses provided cash of $3.9 million primarily related to changes in our graduate-based incentive compensation program for our admissions representatives.
•The change in notes receivable provided cash of $3.4 million and was due to payments received on loans exceeding new loan originations.
•The decrease in deferred revenue used cash of $5.7 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at September 30, 2018 compared to September 30, 2017.
•The increase in receivables used cash of $2.7 million and was primarily attributable to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The increase in prepaid expenses and other current assets used cash of $1.6 million primarily related to the timing of the payment made for general invoices compared to the prior year.

Investing Activities

For the year ended September 30, 2020, net cash used in investing activities was $45.8 million. The cash outflow was primarily related to the net purchase of $38.4 million in held-to-maturity investments with a portion of the proceeds received from the Offering. Net cash used in investing activities was also impacted by purchases of property and equipment of $9.3 million which includes capital expenditures for the Houston, Texas and Long Beach, California welding program expansions.

For the year ended September 30, 2019, net cash used in investing activities was $6.2 million, primarily related to the purchase of property and equipment, primarily for our Dallas/Ft. Worth, Texas campus for welding program expansion, and new and replacement training equipment for ongoing operations and consolidation efforts at our Houston, Texas campus.

For the year ended September 30, 2018, cash provided by investing activities was $27.1 million. We had cash inflows of $40.9 million from proceeds received from sales of trading securities and $7.7 million from proceeds received upon the maturity of our investments. We had cash outflows of $20.6 million related to the purchases of new training equipment for our Bloomfield, New Jersey campus and replacement training equipment for our ongoing operations.

Financing Activities

For the year ended September 30, 2020, net cash provided by financing activities was $43.1 million and related primarily to the net proceeds received from the Offering of $49.2 million, partially offset by our semi-annual payments of preferred stock dividends of $5.3 million.

For the year ended September 30, 2019, net cash used in financing activities was $7.2 million and related primarily to the semi-annual payments of preferred stock dividends of $5.3 million and payments of financing obligations of $1.3 million.

For the year ended September 30, 2018, net cash used in financing activities was $6.6 million and related primarily to the semi-annual payments of preferred stock dividends of $5.3 million and payments of financing obligations of $1.1 million.

Share Repurchase Program

On December 20, 2011, our board of directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. The last stock repurchase under this stock repurchase program was during fiscal 2015. As of September 30, 2020, we have repurchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Certificate of Designations, stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

Contractual Obligations

The following table sets forth in thousands, as of September 30, 2020, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating leases, net of sublease income (1)	$192,815	$28,212	$46,012	$32,457	$86,134
Finance leases	268	135	133	—	—
Purchase obligations (2)	8,582	1,399	2,515	2,813	1,855
Total contractual commitments	$201,665	$29,746	$48,660	$35,270	$87,989

(1)Minimum rental commitments. These amounts do not include property taxes, insurance or ordinary course recurring repairs and maintenance.

(2)Includes all agreements to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. Employment contracts, minimum payments under licensing and royalty agreements and purchase orders outstanding as of September 30, 2020 are included. In the ordinary course of business, we enter into forward purchase commitments for service agreements for general operations and advertising.

Off-Balance Sheet Arrangements

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2020, the total face amount of these surety bonds was approximately $16.8 million.

Related Party Transactions

Information concerning certain related party transactions is included in Note 10 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions.”

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

	Revenues
(Dollars shown in thousands)	Year Ended September 30,
	2020		2019		2018
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
December 31	$87,234	29.0%	$83,050	25.1%	$81,156	25.6%
March 31	82,717	27.5%	81,746	24.7%	80,663	25.5%
June 30	54,483	18.1%	79,042	23.8%	74,890	23.6%
September 30	76,327	25.4%	87,666	26.4%	80,256	25.3%
Fiscal year	$300,761	100.0%	$331,504	100.0%	$316,965	100.0%

The decline in revenues from December 31, 2019 to June 30, 2020 was primarily due to the impact of the COVID-19 pandemic as a higher number of students went on leave of absence. Additionally, timing of revenue recognition for active students was impacted by additional time needed to complete in-person catch-up labs that were unable to be completed during the time the campuses were closed and by students retaking courses that were previously completed. The increase in revenue for the three months ended September 30, 2020 was primarily due to our successful transition of our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. During the year ended September 30, 2020, the COVID-19 pandemic impacted our financials throughout each of the three months ended March 31, 2020, June 30, 2020, and September 30, 2020, and therefore are not comparative for seasonality effects.

The increase in revenues for each of the three months ended December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019, as compared to the same periods in fiscal 2018, was primarily due to an increase in our student population during fiscal 2019.

	Income (Loss) from Operations
(Dollars shown in thousands)	Year Ended September 30,
	2020		2019		2018
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
December 31	$4,254	(109.9)%	$(7,205)	92.4%	$(3,604)	10.2%
March 31	(499)	12.9%	(5,580)	71.5%	(8,820)	25.0%
June 30	(13,779)	356.0%	(455)	5.8%	(11,800)	33.5%
September 30	6,153	(159.0)%	5,438	(69.7)%	(11,051)	31.3%
Fiscal year	$(3,871)	100.0%	$(7,802)	100.0%	$(35,275)	100.0%

During the year ended September 30, 2020, the COVID-19 pandemic impacted our financials throughout each of the three months ended March 31, 2020, June 30, 2020 and September 30, 2020, and therefore, are not comparative for seasonality effects. Management's continued cost control efforts contributed to the improvement in income (loss) from operations for the each of the three months ended March 31, 2019, June 30, 2019 and September 30, 2019, as compared to the same periods in fiscal 2018.

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

Our significant accounting policies are discussed in Note 2 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties.

Revenue recognition

Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (“ASC 606”). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99%, 99% and 98% of our revenues for each of the years ended September 30, 2020, 2019 and 2018, respectively, consisted of gross tuition. The majority of our core programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

During the year ended September 30, 2020, due to the COVID-19 pandemic, we transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. We continue to recognize revenue ratably over the term of the course or program offered. However, revenue recognition for active students during the year ended September 30, 2020 was impacted by students retaking courses that were previously completed and the additional time needed to complete in-person catch-up labs that were unable to be completed during the time the campuses were closed due to COVID-19. As of September 30, 2020 we had deferred revenue of $6.1 million related to students who were only attending courses online or with catch-up labs still outstanding. We do not recognize revenue while a student is on a leave of absence.

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

Leases

We lease the majority of our administrative and educational facilities. ASC 842, Leases, requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. We adopted ASC 842 as of October 1, 2019 under a modified retrospective method without the recasting of comparative periods’ financial information.

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

The components of lease expense are included in “Educational services and facilities” and “Selling, general and administrative” on the consolidated statement of operations, with the exception of interest on lease liabilities, which is included in “Interest expense.”

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

2020 Impairment Testing

Our total recorded goodwill was $8.2 million as of September 30, 2020 which resulted primarily from the acquisition of our motorcycle and marine education business in 1998 in Orlando, Florida. We completed our 2020 annual goodwill impairment tests and determined that it was more likely than not that the fair value of the reporting units exceeded the carrying value and concluded that goodwill was not impaired. As a result, we did not perform the quantitative goodwill impairment evaluation.

Self-Insurance

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

Income taxes

We are subject to the income tax laws of the United States, which are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. As a result, significant judgments and interpretations are required in determining our provision for income taxes.

Each reporting period, we estimate the likelihood that we will be able to recover our deferred tax assets, which represent timing differences in the recognition of revenue and certain tax deductions for accounting and tax purposes. The realization of deferred tax assets is dependent, in part, upon future taxable income. In assessing the need for a valuation allowance, we consider all available evidence, including our historical profitability and projections of future taxable income. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance. Such valuation allowance is maintained on our deferred tax assets until sufficient positive evidence exists to support its reversal in future periods. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Significant judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. Changes in the valuation allowance are included in our statement of operations as a charge or credit to income tax benefit (expense).

As a result of our assessment, income tax benefit (expense) within our statements of operations was impacted by a decrease of $6.1 million and an increase of $1.5 million in the valuation allowance during the years ended September 30, 2020 and 2019, respectively. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

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

Contingencies

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

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 3 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K. As indicated in Note 3, we are still evaluating the impact of the recently issued accounting pronouncements on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. We invest our cash and cash equivalents in money market funds and short-term corporate and municipal bonds. As of September 30, 2020, we held $76.8 million in cash and cash equivalents and $38.1 million in short-term held-to-maturity securities. For the year ended September 30, 2020, we earned interest income of $1.2 million. We do not believe that reasonably possible changes in interest rates will have a material effect on our financial position, results of operations or cash flows.

As of September 30, 2020, we did not have any short-term or long-term borrowings.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-50 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer

concluded that our disclosure controls and procedures as of September 30, 2020 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As we continue the process to adopt ASU 2016-02, Leases (Topic 842), we expect that there will be additional changes in internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting and the attestation report of our Independent Registered Public Accounting Firm with respect to the effectiveness of our internal control over financial reporting are included on pages F-2 and F-3, respectively, of this Annual Report on Form 10-K.

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

Management’s Certifications

The Company has filed as exhibits to its Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.
The Company has submitted to the NYSE the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Below is a list of our Executive Officers and Board of Directors as of the year ended September 30, 2020:

Executive Officer	Position
Jerome A. Grant	Chief Executive Officer
Troy R. Anderson	Executive Vice President and Chief Financial Officer
Sherrell E. Smith	Executive Vice President, Campus Operations & Services
Bart H. Fesperman	Senior Vice President, Chief Commercial Officer
Todd A. Hitchcock	Senior Vice President, Chief Strategy and Transformation Officer
Christopher E. Kevane	Senior Vice President, Chief Legal Officer
Sonia C. Mason	Senior Vice President, Chief Human Resources Officer
Eric A. Severson	Senior Vice President, Admissions
Lori B. Smith	Senior Vice President, Chief Information Officer

Director	Position
Robert T. DeVincenzi	Chairman of the Board, Universal Technical Institute, Inc.; Principal Partner, Lupine Venture Group
David A. Blaszkiewicz	President and Chief Executive Officer, Invest Detroit
George W. Brochick	Executive Vice President - Strategic Development, Penske Automotive Group, Inc.
Jerome A. Grant	Chief Executive Officer, Universal Technical Institute, Inc.
LTG (R) William J. Lennox	Former Superindendent of the United States Military Academy at West Point; Chief Executive Officer, Lennox Strategies, LLC
Kimberly J. McWaters	Former President and Chief Executive Officer, Universal Technical Institute, Inc.
Dr. Roderick R. Paige(1)	Former United States Secretary of Education
Christopher S. Shackelton	Managing Partner, Coliseum Capital Management, LLC
Linda J. Srere	Former President, Young and Rubicam Advertising
Kenneth R. Trammell	Former Executive Vice President and Chief Financial Officer, Tenneco Inc.
John C. White(1)	Former Chairman of the Board, Universal Technical Institute, Inc.

(1) Effective as of November 30, 2020, Dr. Paige and Mr. White each voluntarily retired from our board of directors.

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2020.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2020.

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

4.6+	Description of Securities.
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

21.1+	Subsidiaries of the Registrant.
23.1+	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. (Included on signature page.)
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a contract with management or compensatory plan or arrangement.
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 3, 2020	UNIVERSAL TECHNICAL INSTITUTE, INC.

		By:	/s/ Jerome A. Grant
Jerome A. Grant, Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ Jerome A. Grant	Chief Executive Officer (Principal Executive Officer)	December 3, 2020
Jerome A. Grant

/s/ Troy R. Anderson	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 3, 2020
Troy R. Anderson

/s/ Robert T. DeVincenzi	Chairman of the Board	December 3, 2020
Robert T. DeVincenzi

/s/ David A. Blaszkiewicz	Director	December 3, 2020
David A. Blaszkiewicz

/s/ George W. Brochick	Director	December 3, 2020
George W. Brochick

/s/ William J. Lennox, Jr.	Director	December 3, 2020
William J. Lennox, Jr.

/s/ Kimberly J. McWaters	Director	December 3, 2020
Kimberly J. McWaters

/s/ Christopher S. Shackelton	Director	December 3, 2020
Christopher S. Shackelton

/s/ Linda J. Srere	Director	December 3, 2020
Linda J. Srere

/s/ Kenneth R. Trammell	Director	December 3, 2020
Kenneth R. Trammell

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2020.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Universal Technical Institute, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Universal Technical Institute, Inc. and subsidiaries (the “Company”) as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2020, of the Company and our report dated December 3, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases, effective October 1, 2019.

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

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
December 3, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Universal Technical Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Technical Institute, Inc. and subsidiaries (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of operations, of shareholders’ equity, and of cash flows for each of the three years in the period ended September 30, 2020, and the related notes (“collectively referred to financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 3, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, effective October 1, 2019, the Company adopted FASB ASC 842, Leases, using the modified retrospective approach.

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
December 3, 2020

We have served as the Company's auditor since 2015.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)

	September 30, 2020	September 30, 2019
Assets
Cash and cash equivalents	$76,803	$65,442
Restricted cash	12,116	15,113
Held-to-maturity investments	38,055	—
Receivables, net	35,411	17,937
Notes receivable, current portion	5,184	5,227
Prepaid expenses	6,121	7,054
Other current assets	6,489	7,331
Total current assets	180,179	118,104
Property and equipment, net	72,743	104,126
Goodwill	8,222	8,222
Notes receivable, less current portion	27,609	29,852
Right-of-use assets for operating leases	144,663	—
Other assets	8,565	10,222
Total assets	$441,981	$270,526
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$51,891	$45,878
Deferred revenue	40,694	42,886
Accrued tool sets	3,148	2,586
Operating lease liability, current portion	23,666	—
Financing obligation, current	—	1,554
Other current liabilities	2,241	3,940
Total current liabilities	121,640	96,844
Deferred tax liabilities, net	674	329
Deferred rent liability	—	10,326
Financing obligation	—	39,161
Operating lease liability	134,089	—
Other liabilities	9,056	9,578
Total liabilities	265,459	156,238
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 32,730 and 32,499 shares issued, and 32,647 and 25,634 shares outstanding as of September 30, 2020 and 2019, respectively	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 700 shares of Series A Convertible Preferred Stock issued and outstanding as of September 30, 2020 and 2019, liquidation preference of $100 per share	—	—
Paid-in capital - common	141,002	187,493
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 82 and 6,865 shares as of September 30, 2020 and 2019, respectively	(365)	(97,388)
Retained deficit	(32,971)	(44,673)
Total shareholders’ equity	176,522	114,288
Total liabilities and shareholders’ equity	$441,981	$270,526
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,
	2020	2019	2018
Revenues	$300,761	$331,504	$316,965
Operating expenses:
Educational services and facilities	155,932	178,317	182,589
Selling, general and administrative	148,700	160,989	169,651
Total operating expenses	304,632	339,306	352,240
Loss from operations	(3,871)	(7,802)	(35,275)
Other income (expense):
Interest income	1,152	1,491	1,425
Interest expense	(10)	(3,220)	(3,310)
Equity in earnings of unconsolidated affiliate	—	399	385
Other income	135	1,467	1,078
Total other income (expense), net	1,277	137	(422)
Loss before income taxes	(2,594)	(7,665)	(35,697)
Income tax benefit (expense)	10,602	(203)	3,015
Net income (loss)	$8,008	$(7,868)	$(32,682)
Preferred stock dividends	5,264	5,250	5,250
Income (loss) available for distribution	$2,744	$(13,118)	$(37,932)

Earnings per share (See Note 17):
Net income (loss) per share - basic	$0.05	$(0.52)	$(1.51)
Net income (loss) per share - diluted	$0.05	$(0.52)	$(1.51)

Weighted average number of shares outstanding:
Basic	29,812	25,438	25,115
Diluted	30,113	25,438	25,115

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2017	31,872	$3	700	$—	$185,140	$68,853	(6,865)	$(97,388)	$(30,832)	$125,776
Adjustment for the adoption of ASC 606	—	—	—	—	—	—	—	—	37,209	37,209
Net loss	—	—	—	—	—	—	—	—	(32,682)	(32,682)
Issuance of common stock under employee plans	379	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(82)	—	—	—	(223)	—	—	—	—	(223)
Stock-based compensation	—	—	—	—	1,815	—	—	—	—	1,815
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,250)	(5,250)
Balance as of September 30, 2018	32,169	$3	700	$—	$186,732	$68,853	(6,865)	$(97,388)	$(31,555)	$126,645
Net loss	—	—	—	—	—	—	—	—	(7,868)	(7,868)
Issuance of common stock under employee plans	465	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(135)	—	—	—	(629)	—	—	—	—	(629)
Stock-based compensation	—	—	—	—	1,390	—	—	—	—	1,390
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,250)	(5,250)
Balance as of September 30, 2019	32,499	$3	700	$—	$187,493	$68,853	(6,865)	$(97,388)	$(44,673)	$114,288
Adjustment for the adoption of ASC 842	—	—	—	—	—	—	—	—	8,958	8,958
Net income	—	—	—	—	—	—	—	—	8,008	8,008
Issuance of common stock under employee plans	328	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(97)	—	—	—	(698)	—	—	—	—	(698)
Stock-based compensation	—	—	—	—	2,077	—	—	—	—	2,077
Shares issued for equity offering	—	—	—	—	(47,870)	—	6,783	97,023	—	49,153
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,264)	(5,264)
Balance as of September 30, 2020	32,730	$3	700	$—	$141,002	$68,853	(82)	$(365)	$(32,971)	$176,522

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$8,008	$(7,868)	$(32,682)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,804	13,222	13,006
Amortization of assets subject to financing obligation	—	2,682	2,682
Amortization of right-of-use assets for operating leases	24,273	—	—
Goodwill and intangible asset impairment expense	—	—	1,164
Bad debt expense	1,767	1,166	1,511
Stock-based compensation	2,077	1,390	1,815
Deferred income taxes	345	—	(2,812)
Equity in earnings of unconsolidated affiliate	—	(399)	(385)
Training equipment credits earned, net	541	302	33
Other (gains) losses, net	(52)	561	122
Changes in assets and liabilities:
Receivables	(13,749)	(1,483)	(2,695)
Notes receivable	2,286	1,298	3,393
Prepaid expenses and other current assets	(1,016)	3,157	(1,584)
Other assets	(76)	1,016	(116)
Accounts payable and accrued expenses	7,020	2,942	3,858
Deferred revenue	(2,192)	4,650	(5,663)
Income tax (receivable) payable	(6,989)	166	(812)
Accrued tool sets and other current liabilities	1,863	300	1,014
Deferred rent liability	—	(1,677)	5,116
Operating lease liability	(25,617)	—	—
Other liabilities	739	321	(318)
Net cash provided by (used in) operating activities	11,032	21,746	(13,353)
Cash flows from investing activities:
Purchase of property and equipment	(9,262)	(6,453)	(20,606)
Proceeds from disposal of property and equipment	64	34	25
Purchase of held-to-maturity investments	(69,678)	—	—
Proceeds received upon maturity of investments	31,289	—	7,739
Proceeds from life insurance policy	1,566	—	—
Purchase of trading securities	—	—	(894)
Proceeds from sales of trading securities	—	—	40,902
Capitalized costs for intangible assets	—	—	(325)
Return of capital contribution from unconsolidated affiliate	261	267	291
Net cash (used in) provided by investing activities	(45,760)	(6,152)	27,132
Cash flows from financing activities:
Proceeds from equity offering	49,153	—	—
Payment of preferred stock cash dividend	(5,264)	(5,250)	(5,250)
Payment of financing obligation and finance leases	(99)	(1,319)	(1,107)
Payment of payroll taxes on stock-based compensation through shares withheld	(698)	(629)	(223)
Net cash provided by (used in) financing activities	43,092	(7,198)	(6,580)
Change in cash, cash equivalents and restricted cash	8,364	8,396	7,199
Cash and cash equivalents, beginning of period	65,442	58,104	50,138
Restricted cash, beginning of period	15,113	14,055	14,822
Cash, cash equivalents and restricted cash, beginning of period	80,555	72,159	64,960
Cash and cash equivalents, end of period	76,803	65,442	58,104
Restricted cash, end of period	12,116	15,113	14,055
Cash, cash equivalents and restricted cash, end of period	$88,919	$80,555	$72,159

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended September 30,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Taxes (refunded) paid	$(113)	$37	$610
Interest paid	7	3,220	3,310
Training equipment obtained in exchange for services	985	772	3,240
Depreciation of training equipment obtained in exchange for services	1,345	1,387	1,386
Change in accrued capital expenditures during the period	(490)	316	(1,042)
CARES Act funds received for student emergency grants (See Note 21)	16,565	—	—
CARES Act funds disbursed for student emergency grants (See Note 21)	(17,184)	—	—
CARES Act funds received for institutional costs (See Note 21)	13,889	—	—
CARES Act funds for institutional costs included in Receivables, net (See Note 21)	1,797	—	—
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1 - Business Description

Universal Technical Institute, Inc. (“we,” “us” or “our”) is the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average full-time enrollment and graduates. We also provide programs for welders and computer numeric control (“CNC”) machining technicians. We offer certificate, diploma or degree programs at 12 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute, Marine Mechanics Institute and NASCAR Technical Institute. This excludes the Norwood, Massachusetts campus that was closed on July 31, 2020. We also offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Founded in 1965, we have provided technical education for more than 55 years and have graduated more than 220,000 technicians.

We work closely with over 35 original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), as well as from various veterans benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 20 on “Government Regulation and Financial Aid.”

Note 2 - Summary of Significant Accounting Policies
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
Revenue Recognition
Postsecondary education

Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (“ASC 606”). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99%, 99% and 98% of our revenues for each of the years ended September 30, 2020, 2019 and 2018, respectively, consisted of gross tuition. The majority of our core programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

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

All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $0.9 million, $1.1 million and $1.3 million for the years ended September 30, 2020, 2019, and 2018, respectively.

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

Prior to adopting ASC 606 on October 1, 2017, we recognized revenue related to the proprietary loan program as cash was received.

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
We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using probability weighting techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and charge the impairment as an operating expense in the period in which the determination is made. There were no significant impairment charges required for the years ended September 30, 2020, 2019 and 2018.
Goodwill
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
On March 19, 2020, we suspended all in person classes at all of our campuses, including our Orlando, Florida campus, for the safety and protection of our students and staff, to help slow the spread of COVID-19, and to comply with state and local orders and restrictions. On March 25, 2020, we began offering the classroom portion of our training online so that students who elected to remain enrolled in the program could continue their education from home. During May of 2020, our Orlando, Florida campus reopened for students to complete hands-on labs, which have been re-designed to meet CDC, state and local guidelines for health, safety and social distancing. While some student graduation dates have been delayed due to the closure, the average students enrolled at our Orlando, Florida campus only decreased by 3.8% as compared to the prior year. Even with the impacts of COVID-19, our new student enrollments at the Orlando, Florida campus increased by 3.4% during 2020 over the prior year. After performing a qualitative analysis, there were no indicators of goodwill impairment as of September 30, 2020.
Self-Insurance Plans
We are self-insured for claims related to employee health and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our claim liabilities are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided. Our recorded net liability related to self-insurance plans was $3.4 million as of September 30, 2020.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Leases
We lease the majority of our administrative and educational facilities under operating lease agreements. Upon adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) as of October 1, 2019, we derecognized our previously recorded deferred rent balance. ASC 842 requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. We adopted ASC 842 under a modified retrospective method without the recasting of comparative periods’ financial information. See Note 3 “Recent Accounting Pronouncements” for further detail regarding the adoption of ASC 842 and the impact on our financial statements and Note 10 “Leases” for our fiscal 2020 disclosures.
Advertising Costs
Costs related to advertising are expensed as incurred and totaled approximately $39.7 million, $41.2 million and $44.8 million for the years ended September 30, 2020, 2019, and 2018, respectively.
Stock-Based Compensation
Historically, we have issued restricted stock awards, restricted stock units and stock options. Restricted stock awards and restricted stock units are subject to vesting with service and performance conditions. We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for restricted stock awards and restricted stock units with only service conditions on a straight-line basis over the requisite service period. We granted restricted stock awards with both service and performance conditions during the year ended September 30, 2020. We did not grant any stock options during the year ended September 30, 2020. Shares issued under our equity compensation plans are new shares.
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
Stock-based compensation expense of $2.1 million, $1.4 million and $1.9 million was recorded for the years ended September 30, 2020, 2019 and 2018, respectively. The tax benefit related to stock-based compensation recognized was $0.5 million, $0.4 million, and $0.5 million for the years ended September 30, 2020, 2019 and 2018, respectively. See Note 14 for further discussion.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and receivables. As of September 30, 2020, we held cash and cash equivalents of $76.8 million, restricted cash of $12.1 million and short-term held-to-maturity investments of $38.1 million.
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
We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the ED requirements. Approximately 66% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2020 as calculated under the 90/10 rule. Additionally, approximately 17% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the year ended September 30, 2020.
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
Fair Value of Financial Instruments
The carrying value of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value as of September 30, 2020 and 2019 due to the short-term nature of these instruments.
Start-up Costs
Costs related to the start-up of new campuses and programs are expensed as incurred.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 3 - Recent Accounting Pronouncements

Accounting Pronouncements Effective in Fiscal 2020

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

In addition, we have two build-to-suit leases that were accounted for as financing obligations and related assets because we had continued involvement in the related facility after the construction period was completed. The financing obligations are now classified as operating leases in accordance with the new standard as of the transition date, including recognition of operating lease ROU assets and lease liabilities. The change resulted in the de-recognition of approximately $40.7 million existing deferred financing obligations and $31.6 million in related assets. The net impact of the de-recognition and the adoption of ASC 842 as of October 1, 2019 was an increase in stockholders’ equity of approximately $9.1 million, with a subsequent adjustment during the three months ended March 31, 2020, which reduced the impact to stockholders’ equity by $0.1 million. The transition also resulted in the recognition of rent expense, which was previously reported as interest expense under the former guidance. See Note 10 “Leases” for our fiscal 2020 disclosures.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 amends the disclosure requirements of ASC 820, changing the fair value measurement disclosure requirements of ASC 820 by adding new disclosure requirements, modifying existing disclosure requirements and eliminating other disclosure requirements. We adopted ASU 2018-13 as of October 1, 2019. There was no impact to our consolidated financial statements or disclosures.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and other Internal-use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement (“CCA”) that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
should be capitalized in a CCA that is considered a service contract. The effect of this new standard on our consolidated financial statements is dependent on our entry into any future cloud computing arrangements.

Accounting Pronouncements Effective in Fiscal 2021

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This update significantly changes the way that entities will be required to measure credit losses. This standard requires that entities estimate credit losses based upon an “expected credit loss” approach rather than the “incurred loss” approach, which is currently used. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable forecasts of collectability. The change in approach is anticipated to impact the timing of recognition of credit losses. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. These changes became effective for the Company's fiscal year beginning October 1, 2020. Upon adoption on October 1, 2020, we recorded an increase in our receivables balance related to our proprietary loan program of $1.6 million, with the corresponding amount recorded as an increase to retained earnings. No other adjustments were deemed necessary in applying this new guidance, and we do not expect the adoption of ASU 2016-13 to have a material impact on our results of operations.

Accounting Pronouncements Effective in Fiscal 2022

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
See Note 2 “Summary of Significant Accounting Policies” for a description of the nature of revenues.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
We provide postsecondary education and other services in the same geographical market, the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent among our various postsecondary education programs. See Note 19 “Segment Information” for disaggregated segment revenue information.
Contract Balances
Contract assets primarily relate to our rights to consideration for a student’s progress through our training program in relation to our services performed but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. Currently, we do not have any contract assets that have not transferred to a receivable. Our deferred revenue is considered a contract liability and primarily relates to our enrollment agreements where we received payments for tuition but we have not yet delivered the related training programs to satisfy the related performance obligations. The advance consideration received from students or Title IV funding is deferred revenue until the training program has been delivered to the students.
The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2020	September 30, 2019
Receivables, which includes Tuition and Notes Receivable	$53,144	$44,629
Deferred revenue	$40,694	$42,886

During the year ended September 30, 2020, the contract liabilities balance included decreases for revenues recognized during the period and increases related to new students who started school during the period.
Transaction Price Allocated to the Remaining Performance Obligations
Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration.
Impacts of COVID-19
On March 19, 2020, we suspended all in person classes at all of our campuses for the safety and protection of our students and staff, to help slow the spread of COVID-19 and to comply with state and local orders and restrictions. Upon the suspension of all in person classes, we provided all students with the opportunity to take a leave of absence or to continue their education via an online curriculum. We do not recognize revenue while a student is on a leave of absence. On March 25, 2020, we began offering the classroom portion of our training online so that the more than 8,000 students who elected to remain active in the program could continue their education remotely. As our training is a combination of classroom lectures and hands-on labs, there is a portion of most classes that cannot be delivered online and needs to be completed in-person at the campus lab.

During the year ended September 30, 2020, as campuses were able to reopen, we transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. In May 2020, we resumed in-person labs at eight of our campus locations. Four of our campuses resumed in-person labs in June 2020, and our final campus resumed in-person labs in Bloomfield, New Jersey on July 1, 2020. On-campus labs have been re-designed to meet the health, safety and social distancing guidelines imposed by the Centers for Disease Control (“CDC”) and state and local jurisdictions, while still meeting our accreditation and curriculum requirements.

Upon the initial resumption of in-person labs, once a student returned to campus for in-person labs, under the new guidelines it takes on average approximately six to nine weeks for that student to catch up on the lab work that he was unable to complete during the campus closure and prior to his return. As of September 30, 2020, approximately 5% of students had not returned to campus to complete the in-person labs and remain only in the online portion of the curriculum, essentially only completing half of each course, while approximately 28% of students were completing catch up labs, but over an extended period of time. We continue to recognize revenue ratably over the term of the course or program offered, taking into consideration those only completing the online curriculum, and the catch-up period for active students and the impact it has on expected graduation dates. As a result, as of September 30, 2020, we had deferred revenue of $6.1 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 5 - Post-employment Benefits

On February 18, 2019, we announced that our campus in Norwood, Massachusetts is no longer accepting new student applications, and its last group of students started on March 18, 2019 and completed the curriculum in July 2020, with the campus closing on July 31, 2020. The post-employment benefits incurred due to the campus closure were approximately $1.1 million.

Additionally, we periodically enter into agreements that provide post-employment benefits to personnel whose employment is terminated. On October 21, 2019, we announced the retirement of our former President and Chief Executive Officer, Kimberly J. McWaters, effective October 31, 2019. During the twelve months ended September 30, 2020, we incurred post-employment benefit charges of $1.5 million and paid cash of $1.2 million, in accordance with Ms. McWaters’ Retirement Agreement and Release of Claims, dated October 31, 2019.

The post-employment benefit liability, which is included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets, is generally paid out ratably over the terms of the agreements, which range from 1 month to 24 months, with the final agreement expiring in 2021.

The post-employment benefit accrual activity for the years ended September 30, 2020 and 2019 was as follows:

	Severance	Other	Total
Balance accrued as of September 30, 2018	$372	$9	$381
Post-employment benefit charges	1,637	90	1,727
Cash paid	(1,159)	(28)	(1,187)
Other non-cash adjustments(1)	(129)	(39)	(168)
Balance accrued as of September 30, 2019	$721	$32	$753
Post-employment benefit charges	2,223	57	2,280
Cash paid	(2,210)	(51)	(2,261)
Other non-cash adjustments(1)	131	(29)	102
Balance accrued as of September 30, 2020	$865	$9	$874
(1) Primarily relates to the reclassification of benefits between severance and other benefits.

Note 6 - Receivables, net
Receivables, net consist of the following:

	September 30,
	2020	2019
Tuition receivables	$23,565	$11,800
Tax receivables(1)	7,145	156
Other receivables	6,494	7,078
Receivables	37,204	19,034
Less: allowance for uncollectible accounts	(1,793)	(1,097)
Receivables, net	$35,411	$17,937
(1) Primarily related to an income tax receivable recorded as a result of the net operation loss provisions in the CARES Act. See Note 13 “Income Taxes” for further discussion.
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

The following table summarizes the activity for our allowance for uncollectible accounts for the years ended September 30, 2020, 2019 and 2018:

	Year Ended September 30,
	2020	2019	2018
Balance at beginning of period	$1,097	$999	$579
Additions to bad debt expense	1,767	1,166	1,511
Write-offs of uncollectible accounts	(1,071)	(1,068)	(1,091)
Balance at end of period	$1,793	$1,097	$999

Note 7 - Investments

In February 2020, we raised approximately $49.5 million in net proceeds from an underwritten public offering of shares of our common stock. See Note 15 “Shareholders’ Equity” for further details on the equity offering. We invested a portion of the proceeds from the equity offering in held-to-maturity securities, which primarily consist of corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intention to hold these investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost.

The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity at September 30, 2020 were as follows:

		Gross Unrealized		Estimated Fair
Due in less than 1 year:	Amortized Cost	Gains	Losses	Market Value
Corporate and municipal bonds	$38,055	$10	$(33)	$38,032
Total as of September 30, 2020	$38,055	$10	$(33)	$38,032

Investments are exposed to various risks, including interest rate, market and credit risk. As a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the condensed consolidated financial statements.
Note 8 - Fair Value Measurements
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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

		Fair Value Measurements Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$43,322	$43,322	$—	$—
Notes receivable(2)	32,793	—	—	32,793
Corporate bonds(3)	33,119	33,119	—	—
Municipal bonds, and other(3)	4,913	4,913	—	—
Total assets at fair value on a recurring basis	$114,147	$81,354	$—	$32,793

		Fair Value Measurements Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$37,794	$37,794	$—	$—
Notes receivable(2)	35,079	—	—	35,079
Total assets at fair value on a recurring basis	$72,873	$37,794	$—	$35,079

(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our consolidated balance sheet as of September 30, 2020 and 2019.
(2) Notes receivable relate to our proprietary loan program.
(3) Corporate bonds, municipal bonds, and other are reflected as “Held-to-maturity investments” in our consolidated balance sheet as of September 30, 2020.

Note 9 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	September 30, 2020	September 30, 2019
Land	—	$3,189	$3,189
Building and building improvements	3-35	28,046	82,653
Leasehold improvements	1-28	62,899	53,020
Training equipment	3-10	91,731	96,737
Office and computer equipment	3-10	33,524	35,927
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	11,951	11,354
Vehicles	5	1,502	1,454
Right-of-use assets for finance leases	2-3	359	—
Construction in progress	—	2,213	1,631
		255,106	305,657
Less: accumulated depreciation and amortization		(182,363)	(201,531)
Property and equipment, net		$72,743	$104,126
As previously discussed in Note 3 “Summary of Significant Accounting Policies,” the adoption of ASC 842 as of October 1, 2019 resulted in the de-recognition of the assets associated with our financing obligations, which were previously included in

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
“Buildings and building improvements.” In addition, certain items related to the build-to-suit leases in “Buildings and building improvements” were reclassified to “Leasehold improvements” as part of the adoption of ASC 842.
The following amounts, which are included in the above table, represented assets financed by financing obligations as of September 30, 2019:

September 30, 2019
Assets financed by financing obligations, gross	$45,816
Less: accumulated depreciation and amortization	(14,208)
Assets financed by financing obligations, net	$31,608

Note 10 - Leases

We lease 10 of our 12 campuses and our corporate headquarters under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. Our lease for the Norwood, Massachusetts campus ended on July 31, 2020 when the campus closed. During the year ended September 30, 2020, we relocated our corporate headquarters facility in conjunction with the expiration of the existing lease agreement, and entered into a new long-term lease agreement at a new facility. We also modified our existing lease for our Sacramento campus by extending the term, and reducing the leased square footage effective as of January 1, 2022. Our facility leases have original lease terms ranging from 8 to 20 years and expire at various dates through 2033. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which currently result in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our consolidated balance sheets.

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

The components of lease expense are included in “Educational services and facilities” and “Selling, general and administrative” on the consolidated statement of operations, with the exception of interest on lease liabilities, which is included in “Interest expense.”

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The components of lease expense during the year ended September 30, 2020 were as follows:

Lease Expense	Year ended September 30, 2020
Operating lease expense(1)	$29,348
Finance lease expense:
Amortization of leased assets	102
Interest on lease liabilities	7
Variable lease expense	4,120
Sublease income	(744)
Total net lease expense	$32,833

(1) Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the year ended September 30, 2020.

Supplemental balance sheet, cash flow and other information related to our leases was as follows:

Leases	Classification	As of September 30, 2020
Assets:
Operating lease assets	Right-of-use assets for operating leases	$144,663
Finance lease assets	Property and equipment, net(1)	257
Total leased assets		$144,920

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$23,666
Finance lease liabilities	Other current liabilities	129
Noncurrent
Operating lease liabilities	Operating lease liability	134,089
Finance lease liabilities	Other liabilities	131
Total lease liabilities		$158,015

(1) Finance lease assets are recorded net of accumulated amortization of $0.1 million as of September 30, 2020.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Supplemental Disclosure of Cash Flow Information and Other Information	Year ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,617
Operating cash flows from finance leases	7
Financing cash flows from finance leases	99

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$20,321
Leases assets obtained in exchange for new finance lease liabilities	215

Lease Term and Discount Rate	As of September 30, 2020
Weighted-average remaining lease term (in years):
Operating leases	9.34
Finance leases	2.05

Weighted average discount rate:
Operating leases	4.37%
Finance leases	3.08%

Maturities of lease liabilities were as follows:

	As of September 30, 2020
Years ending September 30,	Operating Leases	Finance Leases
2021	$28,212	$135
2022	27,447	110
2023	18,565	23
2024	17,435	—
2025	15,022	—
2026 and thereafter	86,134	—
Total lease payments	192,815	268
Less: interest	(35,060)	(8)
Present value of lease liabilities	157,755	260
Less: current lease liabilities	(23,666)	(129)
Long-term lease liabilities	$134,089	$131

The maturities of lease liabilities as of September 30, 2020 includes the future minimum lease payments for the build-to-suit leases.

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

Related Party Transactions for Leases

Rent expense includes rent paid to related parties, which was approximately $2.0 million for the years ended September 30, 2020, 2019, and 2018. Since 1991, two of our properties comprising our Orlando, Florida location have been leased from entities controlled by John C. White, a director on our Board of Directors. The leases extend through August 19, 2022 and August 31, 2022 with annual base lease payments for the first year under this lease totaling approximately $0.3 million and $0.7 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the CPI. These transactions were not considered significant as of September 30, 2020.

Note 11 - Investment in Unconsolidated Affiliate

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

Our equity in earnings of unconsolidated affiliates was $0.4 million for the years ended September 30, 2020, 2019 and 2018.

Investment in our unconsolidated affiliate consists of the following:

	September 30, 2020		September 30, 2019
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,494	28.0%	$4,338	28.0%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Investment in our unconsolidated affiliate included the following activity during the period:

	Year ended September 30,
	2020	2019
Balance at beginning of period	$4,338	$4,206
Equity in earnings of unconsolidated affiliate	417	399
Return of capital contribution from unconsolidated affiliate	(261)	(267)
Balance at end of period	$4,494	$4,338

Through September 30, 2019, the activity from equity in earnings of the unconsolidated affiliate was included in “Other (expense) income, net” on the condensed consolidated statements of operations. In conjunction with the adoption of ASC 842, as previously described in Note 3 “Summary of Significant Accounting Policies,” beginning October 1, 2019, the activity is included in “Educational services and facilities” on the consolidated statements of operations.

Note 12 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30,
	2020	2019
Accounts payable	$12,471	$10,033
Accrued compensation and benefits	28,053	22,230
Other accrued expenses	11,367	13,615
Accounts payable and accrued expenses	$51,891	$45,878

Note 13 - Income Taxes

The components of income tax benefit (expense) for the years ended September 30, 2020, 2019 and 2018 are as follows:

	Year Ended September 30,
	2020	2019	2018
Current benefit (expense):
United States federal	$11,250	$2	$125
State	(303)	(205)	78
Total current benefit (expense)	10,947	(203)	203
Deferred benefit (expense):
United States federal	(345)	—	2,878
State	—	—	(66)
Total deferred benefit (expense)	(345)	—	2,812
Total income tax benefit (expense)	$10,602	$(203)	$3,015

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 21.0% to pre-tax income for the years ended September 30, 2020 and September 30, 2019, and 24.5% to pre-tax income for the year ended September 30, 2018. The reasons for the differences are as follows:

	Year Ended September 30,
	2020	2019	2018
Income tax benefit at statutory rate	$545	$1,610	$8,746
State income taxes, net of federal tax benefit	(246)	(165)	12
Change in federal statutory rate	—	—	(12,645)
Decrease (increase) in valuation allowance	6,135	(1,514)	7,066
Net operating losses carryback to higher federal statutory rate years	4,270	—	—
Other, net	(102)	(134)	(164)
Total income tax benefit (expense)	$10,602	$(203)	$3,015

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	September 30,
	2020	2019
Gross deferred tax assets:
Right-of-use assets for operating leases	$40,515	$—
Deferred compensation	$802	$1,449
Accrued compensation	3,940	2,432
Accrued tool sets	831	694
Other reserves and accruals	2,665	1,884
Deferred revenue	4,406	4,324
Deferred rent liability	—	3,024
Financing obligation	—	10,178
Net operating losses	6,729	12,639
Tax credit carryforwards	293	205
Charitable contribution carryovers	1,527	1,234
Deductions limited by Section 382	764	670
Valuation allowance	(17,449)	(25,673)
Total gross deferred tax assets	45,023	13,060
Gross deferred tax liabilities:
Operating lease liability	(37,083)	—
Amortization of goodwill and intangibles	(2,056)	(2,056)
Depreciation and amortization of property and equipment	(5,547)	(10,470)
Prepaid and other expenses deductible for tax	(1,011)	(863)
Total gross deferred tax liabilities	(45,697)	(13,389)
Net deferred tax liabilities	$(674)	$(329)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table summarizes the activity for the valuation allowance for the years ended September 30 2020, 2019 and 2018:

	Year Ended September 30,
	2020	2019	2018
Balance at beginning of period	$25,673	$23,112	$38,407
Additions (reductions) to income tax	(5,947)	2,561	(5,555)
Write-offs(1)	(2,277)	—	(9,740)
Balance at end of period	$17,449	$25,673	$23,112

(1) Of this total, approximately $9.6 million and $2.3 million related to our adoption of ASC 606 as of October 1, 2017 and our adoption of ASC 842 as of October 1, 2019, respectively.

We have valuation allowances of $17.4 million and $25.7 million against the deferred tax assets as of September 30, 2020 and September 30, 2019, respectively, based on our assessment of the ability to utilize the deferred tax assets. The valuation allowances established relate to all federal and state deferred tax assets, for which we determined that it was more likely than not that a benefit will not be realized. In assessing whether a valuation allowance was required for the deferred tax assets, we considered all available positive and negative evidence. A significant piece of negative evidence was the cumulative losses incurred in recent years.

The CARES Act, which was enacted on March 27, 2020, made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating loss (“NOL”) carryback and carryforwards rules, acceleration of alternative minimum tax credit recovery, increase of the net interest expense deduction limit and charitable contribution limit, and immediate write-off of qualified improvement property. The CARES Act allows us to carryback $20.3 million and $13.0 million of NOLs arising in the years ended September 30, 2019 and September 30, 2018, respectively, generating a tax refund of approximately $11.3 million. During the three months ended March 31, 2020, we recorded a receivable for the expected refund. Approximately $4.2 million was received during the year ended September 30, 2020, leaving approximately $7.1 million in the receivable balance as of September 30, 2020.

As of September 30, 2020, we had approximately $18.9 million and $48.4 million in net operating losses for federal and state tax purposes, respectively. Approximately $2.3 million of the federal net operating losses expire in the year 2039 if not utilized, while the rest can be carryforward indefinitely. The state net operating losses expire in the years 2027 through 2040 if not utilized.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We believe that all of our tax positions meet the more-likely-than not test and therefore no uncertain tax positions were recorded as of September 30, 2020.

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for certain length of time, generally three to four years, following the tax year to which these filings relate. In fiscal 2018, 2019 and 2020, we filed returns to carry back federal and certain state net operating losses to prior years. The statute of limitations for adjustment of the net operating losses utilized on these tax returns remains open an additional three to four years, depending on jurisdiction, from the date these returns were filed.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 14 - Commitments and Contingencies
Licensing Agreements
In fiscal 1999, we entered into a licensing agreement that gives us the right to use certain materials and trademarks in the development of our courses. The agreement was amended in November 2009. Under the terms of the amended agreement, we are required to pay a flat fee per student for each program a student completes. There are no minimum license fees required to be paid. The agreement terminates upon the written notice of either party providing not less than ninety days notification of intent to terminate. License fees related to this agreement were $0.5 million, $0.6 million and $0.7 million for the years ended September 30, 2020, 2019 and 2018, respectively, and were recorded in educational services and facilities expenses.
In May 2007, we entered into a licensing agreement that gives us the right to use certain trademarks, trade names, trade dress and other intellectual property in connection with the operation of our campuses and courses. The agreement was amended January 2019 and expires December 31, 2026. We are committed to pay royalties based upon minimum amounts specified in the agreement, throughout the term. The agreement required a minimum royalty payment of $1.0 million in calendar year 2020. The expense related to these agreements was $1.2 million, $1.4 million and $1.6 million for the years ended September 30, 2020, 2019 and 2018, respectively, and was recorded in educational services and facilities expenses. Annual payments range between $1.0 million and $1.5 million throughout the licensing period.

In July 2013, we entered into a training and materials agreement that gives us the right to use certain materials and trademarks in development of our courses. Under the terms of the agreement, we are required to pay a flat fee per student for each related program a student completes. There is an immaterial minimum annual fee required to be paid upon commencement of the program and annually thereafter. The agreement terminates upon the written notice of either party providing not less than 90 days notification of intent to terminate. The expense related to this agreement was $0.1 million for the years ended September 30, 2020, 2019 and 2018, respectively, and was recorded in educational services and facilities expenses.

In April 2015, we entered into a licensing agreement that gives us the right to use certain trademarks in connection with the operation of our campuses and courses. The agreement has an initial term of four years, with options for three annual renewals totaling a seven year term. The maximum license fee over seven years is $2.3 million. The expense related to this agreement was $0.3 million, $0.2 million and $0.4 million for the years ended September 30, 2020, 2019 and 2018, respectively, and was recorded in educational services and facilities expenses.
Vendor Relationships
We have an agreement with a vendor that allows us to purchase promotional tool kits for our students at a discount from the vendor’s list price. In addition, we earn credits that are redeemable for equipment from the vendor that we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant the vendor exclusive access to our campuses, to display advertising and to use their tools to train our students. The credits under this agreement may be redeemed in multiple ways, which historically has been for additional equipment at the full retail list price, which is more than we would be required to pay using cash. The renewal was executed in October 2017 and expires October 31, 2022. The renewal allows us to redeem our credits for a portion of the tool sets we purchase for our students. Any product credits remaining at termination will expire 60 days after the date of termination. A net prepaid expense with the vendor resulted from an excess of credits earned over credits used of $5.5 million and $6.4 million as of September 30, 2020 and 2019, respectively, included in other current assets in our consolidated balance sheets.
Students are provided a Career Starter Tool Set Voucher which can be redeemed for a tool set near graduation. The cost of the tool sets, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool set vouchers are provided. Our consolidated balance sheets include an accrued tool set liability of $3.1 million and $2.6 million as of September 30, 2020 and 2019, respectively. Additionally, our liability to the vendor for vouchers redeemed by students was $1.9 million and $2.1 million as of September 30, 2020 and 2019, respectively, and is included in accounts payable and accrued expenses in our consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Deferred Compensation Plans
We have established a deferred compensation plan (“the Plan”) effective April 1, 2010, into which certain members of management are eligible to defer a maximum of 75% of their regular compensation and a maximum of 100% of their incentive compensation. Non-employee members of our Board of Directors are eligible to defer up to 100% of their cash compensation. The amounts deferred by the participant under this Plan are credited with earnings or losses based upon changes in values of participant elected notional investments. Each participant is fully vested in the amounts deferred.
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
Our obligations under the Plan totaled $3.0 million and $4.3 million as of September 30, 2020 and 2019, respectively, and are included in other liabilities while the cash surrender value of the life insurance policies totaled $3.3 million and $4.8 million as of September 30, 2020 and 2019, respectively, and are included in other assets in our consolidated balance sheets.
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2020, the total face amount of these surety bonds was approximately $16.8 million.
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

Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of September 30, 2020 and 2019, 700,000 shares of Series A Preferred Stock were issued and outstanding.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

On June 24, 2016, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Coliseum Holdings I, LLC (“Purchaser”) to sell to the Purchaser 700,000 shares of Series A Preferred Stock for a total purchase price of $70.0 million. The proceeds from the offering were used to fund strategic initiatives to drive growth including; the transformation plan, expansion to new markets with metro campuses and the creation of new programs in existing markets with under-utilized campus facilities. The Series A Preferred Stock is perpetual, and therefore does not have a maturity date. In conjunction with this purchase, we incurred $1.2 million in stock issuance costs, which were recorded as a reduction of the additional paid-in capital associated with the Series A Preferred Stock.

The description below provides a summary of certain material terms of the Series A Preferred Stock as set forth in the Certificate of Designations (“Certificate of Designations”) of the Series A Preferred Stock:

Rank

The Series A Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding up or dissolution, rank senior to our common stock and each other junior class or series of shares that we may issue in the future. The Series A Preferred Stock will also rank junior to any future indebtedness.

Dividends

We may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). The Cash Dividend is payable before any dividends would be declared or paid to common stockholders or other junior stockholders. If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (“Accrued Dividend”). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and will begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $5.3 million during the years ended September 30, 2020 and September 30, 2019.

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

Mergers (regardless of whether we remain the surviving entity), sale of substantially all of our assets or any other recapitalization, reclassification or other transaction in which substantially all of our common stock is exchanged or converted into cash or other property are considered “Deemed Liquidation Events.” The Certificate of Designations provides that, in the case of a Deemed Liquidation Event, each holder of Series A Preferred Stock shall be entitled to receive the liquidation amount they would receive under a normal liquidation event; however, the liquidation amount must be in the same form of consideration as is payable to the holders of our common stock.

The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2020 and 2019.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Voting

Holders of Series A Preferred Stock are entitled to vote with the holders of shares of common stock on an as converted basis, subject to the Continuing Caps as discussed below.

A majority of the voting power of the Series A Preferred Stock must approve certain significant actions, including, without limitation, the issuance of certain equity securities; the repurchase, redemption or acquisition of our common stock; the incurrence of debt; the consummation of certain acquisitions, mergers or other such transactions; and the sale of material assets.

The Certificate of Designations includes a Conversion Cap and an Investor Voting Cap (each as defined in the Certificate of Designations), which generally prohibit: (i) the conversion of Series A Preferred Stock into common stock; and (ii) the voting of common stock issuable upon conversion of the Series A Preferred Stock, to the extent that such conversion results in the issuance of a number of shares of common stock exceeding 4.99% of our outstanding shares of common stock as of June 24, 2016 or that has voting power that exceeds 4.99% of the voting power of our outstanding shares of common stock as of June 24, 2016.

The Certificate of Designations provides that the Conversion Cap and the Investor Voting Cap may only be removed upon our receipt of: (i) certain stockholder approvals required by Section 312.03 of the New York Stock Exchange Listed Company Manual (“NYSE Rule 312”); and (ii) either (A) Education Regulatory Approval (as defined in the Certificate of Designations), or (B) a good faith determination by our board of directors that Education Regulatory Approval is not required. Our stockholders approved a proposal at the annual meeting of stockholders on February 27, 2020, in accordance with the listing standards of the NYSE, that satisfied NYSE Rule 312.

In August 2020, the Purchaser notified us that it intended to distribute all 700,000 Series A Preferred Stock to its members, and that certain of its members would subsequently distribute their Series A Preferred Stock to (i) limited partners affiliated with the Purchaser and certain other entities for whom Coliseum Capital Management, LLC (an affiliate of the Purchaser) holds voting and dispositive power with respect to the Series A Preferred Stock (the “Affiliated Holders”), which six Affiliated Holders, following such distribution, will own Series A Preferred Stock that would represent, on an as converted basis, approximately 24.9% of our outstanding shares of common stock and voting power, and (ii) limited partners unaffiliated with the Purchaser (the “Unaffiliated Holders”), which 12 Unaffiliated Holders, following such distribution, each will own Series A Preferred Stock that would represent, on an as converted basis, 9.9% or less of our outstanding shares of common stock and voting power (collectively, the “Distributions”).

In connection with the Distributions, our board of directors, based on advice of legal counsel, determined that: (i) no Education Regulatory Approval would be required for the Unaffiliated Holders to remove the Conversion Cap and the Investor Voting Cap with respect to the Series A Preferred Stock acquired in the Distributions; and (ii) as to the Series A Preferred Stock held by the Affiliated Holders, no Education Regulatory Approval is required prior to the Affiliated Holders (A) converting a number of Series A Preferred Stock into common stock provided that the number of shares of common stock issued pursuant to such conversion, in the aggregate, is less than or equal to 9.9% of the number of shares of common stock outstanding on an as converted basis as of the date of the Distributions, and (B) voting a number of Series A Preferred Stock provided that the voting power of such Series A Preferred Stock and any shares of common stock issued upon conversion of such Series A Preferred Stock is less than or equal to 9.9% of the voting power of the common stock outstanding as of the date of the Distributions (the foregoing limitations, the “Continuing Caps”).

The removal of the Conversion Cap and Voting Cap became effective as of the date of the Distributions, subject to the Continuing Caps remaining in place with respect to the Series A Preferred Stock distributed to the Affiliated Holders. Education Regulatory Approval continue to be required for, and the Continuing Caps will remain in place with respect to, the Series A Preferred Stock acquired by the Affiliated Holders in the Distributions to the extent such shares, on an as converted basis, represent in excess of 9.9% of our common stock and voting power as of the date of the Distributions. The Affiliated Holders may, at any time, request that we seek Education Regulatory Approval or make a good faith determination that such approval is not required.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Optional Conversion by Purchaser

The Series A Preferred Stock are convertible to common stock at any time at the option of the holder. Following the Distributions, the Conversion Cap currently applies to the Affiliated Holders. Additionally, the recipients of the Series A Preferred Stock in the Distributions entered into standard lock-up agreements with the Company restricting the transfer or sale of the Series A Preferred Stock, or any common stock convertible therefrom, for a period of 180 days from the September 14, 2020 distribution date.

Optional Conversion by Our Company

If at any time following the third anniversary of the issuance of the Series A Preferred Stock, the volume weighted average price of our common stock equals or exceeds 2.5 times the conversion price of the Series A Preferred Stock, or $8.33 as of September 30, 2020, for a period of 20 consecutive trading days (“Conversion Trigger”), we may, at our option and subject to obtaining any required stockholder and regulatory approvals, require that any or all of the then outstanding Series A Preferred Stock be automatically converted into our common stock at the conversion rate. We may not elect such conversion during the closed trading window periods in which any director or executive officer of our company is prohibited by us to, directly or indirectly, purchase, sell or otherwise acquire or transfer any equity security of our company. If we are unable to obtain the necessary regulatory approvals to remove the Conversion Cap within 120 days of giving our notice of intent to convert, we will have the option to redeem all of the Series A Preferred Stock at a premium.

Conversion Rate and Conversion Price

The conversion rate for the Series A Preferred Stock will be calculated by dividing the current liquidation preference by the conversion price then in effect. The initial and current conversion price for the Series A Preferred Stock is $3.33 per share. The conversion price is subject to adjustment upon the occurrence of certain common stock events, as defined in the Purchase Agreement, including stock splits, reverse stock splits or the issuance of common stock dividends.

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

The Offering of the Firm Shares closed on February 25, 2020. The net proceeds from the Offering were approximately $49.2 million, after deducting underwriting discounts. Direct costs of $0.4 million related to the offering were recorded to equity during the three months ended March 31, 2020. The Underwriters did not exercise the Option in full for the additional 1,017,390 shares. The 6,782,610 shares purchased were issued from Treasury Stock on February 25, 2020, leaving 82,287 shares in Treasury stock. We intend to use the proceeds for working capital, capital expenditures, and other general corporate purposes, which may include the addition of new campuses, the expansion of existing programs and the development of new programs, and the purchase of real property and campus infrastructure. We may also use a portion of the net proceeds to fund potential strategic acquisitions of complementary businesses, assets, services or technologies.

Share Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. During the year ended September 30, 2020, we did not repurchase shares. The last stock repurchase under this stock repurchase program was during fiscal 2015. As of September 30, 2020, we have repurchased 1,677,570 shares at an average price per share of $9.09 and a total cost of approximately $15.3 million under this program. Under the terms of the Certificate of Designations, stock purchases under this program require the approval of a majority of the voting power of the Series A Preferred Stock.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 16 - Stock-Based Compensation

Incentive Compensation Plans

We have two stock-based compensation plans: the Management 2002 Stock Option Program (“2002 Plan”) and the 2003 Incentive Compensation Plan, as amended (“2003 Plan”).

The 2002 Plan was approved by our Board of Directors on April 1, 2002 and provided for the issuance of options to purchase 0.7 million shares of our common stock. On February 25, 2003, our Board of Directors authorized an additional 0.1 million options to purchase our common stock under the 2002 Plan. We do not intend to grant any additional options under the 2002 Plan.

The 2003 Plan was approved by our Board of Directors and adopted effective December 22, 2003 upon consummation of our initial public offering and amended on February 28, 2007 and February 22, 2012 by our stockholders. The 2003 Plan, as amended, authorizes the issuance of various common stock awards, including stock options, restricted stock awards and restricted stock units, for approximately 6.3 million shares of our common stock.

As of September 30, 2020, 2.2 million shares of common stock were reserved for issuance under the 2003 Plan, of which 1.3 million shares are available for future grant.

When recording our stock-based compensation expense, we account for forfeitures as they occur. The following table summarizes the operating expense line and the impact on net income (loss) in the consolidated statements of operations in which stock-based compensation expense has been recorded for the years ended September 30, 2020, 2019, and 2018:

	Year Ended September 30,
	2020	2019	2018
Educational services and facilities	$64	$—	$—
Selling, general and administrative	2,013	1,440	1,864
Total stock-based compensation expense	$2,077	$1,440	$1,864

Income tax benefit	$519	$360	$466

Stock Options

We issue stock options with exercise prices equal to the closing price of our stock on the grant date and which vest upon issuance. The expiration date of stock options granted under the 2003 Plan is the earlier of the seven or ten-year anniversary of the grant date, based on the terms of the individual grant; the one-year anniversary of the termination of the participant’s employment by reason of death or disability; 90 days after the date of the participant’s termination of employment if caused by reasons other than death, disability, cause, material breach or unsatisfactory performance; or on the termination date if termination occurs for reasons of cause, material breach or unsatisfactory performance.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model. The estimated fair value is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, including, but not limited to, our expected stock price volatility, the expected term of the awards and actual and projected employee stock exercise behaviors. We evaluate our assumptions on the date of each grant.

In determining our expected term, we have reviewed our historical share option exercise experience and determined it does not provide a reasonable basis upon which to estimate an expected term due to our limited historical award and exercise experience. Therefore, we have historically assumed the life of the options to be the term of the grant.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
We determine the risk-free interest rate of our awards using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options.

The expected volatility considers the volatility of the Company’s common stock that has been traded for a period commensurate with the expected life. The expected term of options granted represents the period of time that options granted are expected to be outstanding based on historical experience.

We have used an expected dividend yield of zero in the Black-Scholes option pricing model.

We did not grant stock options during the years ended September 30, 2020 and 2018. We granted 210,000 stock options during the year ended September 30, 2019. The following assumptions were used to value options granted during the year ended September 30, 2019:

Year Ended September 30, 2019
Expected years until exercised	7
Risk-free interest rate	2.84%
Expected volatility	52.4%
Expected dividends	—%

The following table summarizes stock option activity under the 2003 Plan for the years ended September 30, 2020, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)	(per Share)	(Years)
Outstanding as of September 30, 2017	—	$—	—	$—
Outstanding as of September 30, 2018	—	$—	—	$—
Granted	210	$3.14
Exercised	—	$—
Forfeited	—	$—
Outstanding as of September 30, 2019	210	$3.14	6.19	$483
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding as of September 30, 2020	210	$3.14	5.18	$407
Stock options exercisable as of September 30, 2020	210	$3.14	5.18	$407

As of September 30, 2020, there was no unrecognized stock-based compensation expense related to stock options.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Restricted Stock Units and Performance Units

The following table summarizes the activity for restricted stock units and performance units granted under the 2003 Plan for the years ended September 30, 2020, 2019 and 2018:

	RSU		PSU
	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of September 30, 2017	523	$3.71	132	$3.11
Granted	350	$2.90	182	$2.40
Vested	(206)	$4.51	—	$—
Forfeited	(95)	$3.55	(36)	$2.74
Outstanding as of September 30, 2018	572	$2.95	278	$2.69
Granted	—	$—	—	$—
Adjustment to September 2017 grant based on achieved attainment level	—	$—	23
Vested	(228)	$3.17	(108)	$3.11
Forfeited	(108)	$2.96	(60)	$2.75
Outstanding as of September 30, 2019	236	$2.74	133	$2.40
Granted	306	$7.46	314	$7.72
Adjustment to September 2017 grant based on achieved attainment level	—	$—	33
Vested	(141)	$2.62	(100)	$2.32
Forfeited	(63)	$2.96	(39)	$2.48
Outstanding as of September 30, 2020	338	$7.01	341	$7.30

Restricted Stock Units

Our restricted stock units are issued at fair market value, which is based on the closing prices of our stock on the grant date, discounted for non-participation in anticipated dividends during the vesting period. The restrictions on these units generally lapse ratably over a three or four year period based on the terms of the individual grant. The restrictions associated with our restricted stock units awarded under the 2003 Plan will lapse upon the death, disability, or if, within one year following a change of control, employment is terminated without cause or for good reason. If employment is terminated for any other reason, all shares of restricted stock shall be forfeited upon termination.

As of September 30, 2020, unrecognized stock compensation expense related to restricted stock units was $1.8 million which is expected to be recognized over a weighted average period of 2.4 years.

Performance Units

The performance condition for performance units is compounded annual total shareholder return (“TSR”) for the measurement periods included in the grant. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 150% of the performance units originally granted depending on the total stockholder return for that measurement period. The performance units vest subject to a market condition and on the settlement date which is expected to be no later than two and a half months after the end of each measurement period.

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

As of September 30, 2020, unrecognized stock compensation expense related to performance units was $1.6 million, which is expected to be recognized over a weighted average period of 1.4 years.
Note 17 - Earnings per Share

We calculate basic earnings per share pursuant to the two-class method as a result of the issuance of the Series A Preferred Stock on June 24, 2016. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic earnings per common share in periods in which we have a net loss as the Series A Preferred Stock is not contractually obligated to share in our net losses.

Diluted earnings per common share is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net income and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share awards and units and convertible preferred stock. The basic and diluted weighted average shares outstanding are the same for years ended September 30, 2019 and 2018 as a result of the net loss available to common shareholders and anti-dilutive impact of the potentially dilutive securities.

The following table summarizes the computation of basic and diluted earnings per common share under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Year Ended September 30,
	2020	2019	2018
Basic earnings per common share:
Net income (loss)	$8,008	$(7,868)	$(32,682)
Less: Preferred stock dividend declared	(5,264)	(5,250)	(5,250)
Income (loss) available for distribution	2,744	(13,118)	(37,932)
Income allocated to participating securities	(1,135)	—	—
Net income (loss) available to common shareholders	$1,609	$(13,118)	$(37,932)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Year Ended September 30,
	2020	2019	2018

Weighted average basic shares outstanding	29,812	25,438	25,115

Basic income (loss) per common share	$0.05	$(0.52)	$(1.51)

Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class
Net income (loss) available to common shareholders	$1,609	$(13,118)	$(37,932)

Weighted average basic shares outstanding	29,812	25,438	25,115
Dilutive effect related to employee stock plans	301	—	—
Weighted average diluted shares outstanding	30,113	25,438	25,115

Diluted income (loss) per common share	$0.05	$(0.52)	$(1.51)

Anti-dilutive shares excluded:
Outstanding stock-based grants	14	733	334
Convertible preferred stock	21,021	21,021	21,021
Total anti-dilutive shares excluded	21,035	21,754	21,355

Dilutive shares under the as-converted method(1)	51,134	46,971	46,382

(1) The dilutive shares under the as-converted method assume conversion of the preferred stock and are presented here merely for reference. In a net income position, diluted earnings per share is determined by the more dilutive of the two-class method or the as-converted method.

Note 18 - Defined Contribution Employee Benefit Plan

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. All contributions and matches by us are invested at the direction of the employee in one or more mutual funds or cash. We made matching contributions of approximately $1.0 million for the years ended September 30, 2020, 2019 and 2018.

Note 19 - Segment Information
Our principal business is providing postsecondary education. We also provide manufacturer-specific training and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the Other category. Our equity method investments and other non-Postsecondary Education operations are also included within the Other category. Corporate expenses are allocated to Postsecondary Education and the Other category based on compensation expense. Depreciation and amortization includes amortization of assets subject to finance leases or financing obligations.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Summary information by reportable segment is as follows:

	Postsecondary Education	Other	Consolidated
Year Ended September 30, 2020
Revenues	$287,195	$13,566	$300,761
Loss from operations	(3,493)	(378)	(3,871)
Depreciation and amortization(1)	11,698	106	11,804
Net income (loss)	8,386	(378)	8,008

Year Ended September 30, 2019
Revenues	316,589	14,915	331,504
Loss from operations	(6,685)	(1,117)	(7,802)
Depreciation and amortization(1)	15,747	157	15,904
Net loss	(7,149)	(719)	(7,868)

Year Ended September 30, 2018
Revenues	300,753	16,212	316,965
Loss from operations	(31,707)	(3,568)	(35,275)
Depreciation and amortization(1)	14,978	710	15,688
Net loss	(29,713)	(2,969)	(32,682)

As of September 30, 2020
Total assets	435,144	6,837	441,981

As of September 30, 2019
Total assets	263,974	6,552	270,526

(1) Excludes depreciation of training equipment obtained in exchange for services of $1.3 million, $1.4 million and $1.4 million for the years ended September 30, 2020, 2019 and 2018, respectively.

Note 20 - Government Regulation and Financial Aid

Our institutions are subject to extensive regulatory requirements imposed by a wide range of federal and state agencies, as well as by institutional and programmatic accreditors. These requirements, which are frequently being revisited, revised, and expanded, cover virtually every aspect of our schools’ operations, and our institutions are subject to periodic audits and program compliance reviews by various external agencies for compliance with these requirements. Each of our institutions’ administration of the federal programs of student financial assistance under Title IV of the HEA (“Title IV Programs”) also must be audited annually by independent accountants and the resulting audit report submitted to ED for review. The approvals granted by these regulatory entities permit our schools to operate and to participate in a variety of government-sponsored financial aid programs, including Title IV Programs. If our institutions fail to comply with any of these regulatory requirements, our regulators could take an array of adverse actions, up to and including revocation of the approval granted by the agency. Such adverse actions could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition. Below, we discuss certain, specific elements of this regulatory environment.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
State Authorization

To operate and offer postsecondary programs, and to be certified to participate in Title IV Programs, each of our institutions must obtain and maintain authorization from the state in which it is physically located (“Home State”). To engage in recruiting activities outside of its Home State, each institution also may be required to obtain and maintain authorization from the states in which it is recruiting students. The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations, and other operational matters. Some states prescribe standards of financial responsibility and mandate that institutions post surety bonds. Many states have requirements for institutions to disclose institutional data to current and prospective students, as well as to the public. And some states require that our schools meet prescribed performance standards as a condition of continued approval.

Accreditation

Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Institutional accreditation by an ED-recognized accreditor is required for an institution to be certified to participate in Title IV Programs. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (“ACCSC”), which is an accrediting agency recognized by ED. ACCSC reviews the academic quality of each institution’s instructional programs, as well as the administrative and financial operations of the institution to ensure that it has the resources necessary to perform its educational mission, implement continuous improvement processes, and support student success. Our institutions must submit annual reports, and at times, supplemental reports, to demonstrate ongoing compliance and improvement. ACCSC requires institutions to disclose certain institutional information to current and prospective students, as well as to the public, and requires that our schools and programs meet various performance standards as a condition of continued accreditation. Institutions must periodically renew their accreditation by completing a comprehensive renewal of accreditation process.

Title IV Programs

The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. All of our institutions are certified to participate in Title IV Programs. In fiscal 2020, we derived approximately 66% of our revenues, on a cash basis as defined by ED, from Title IV Programs. Significant factors relating to Title IV Programs that could adversely affect us include:

•The 90/10 Rule. As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to derive at least 10% of their revenues for each fiscal year from sources other than Title IV Program funds. A proprietary institution is subject to sanctions if it exceeds the 90% level for a single year, and loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years. As of September 30, 2020, our institutions’ annual Title IV percentages as calculated under the 90/10 rule ranged from approximately 65% to 68%.

•Administrative Capability. To continue its participation in Title IV Programs, an institution must demonstrate that it remains administratively capable of providing the education it promises and of properly managing the Title IV Programs. ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of standards listed in the regulations, which cover a wide range of operational and administrative topics, including the designation of capable and qualified individuals, the quality and scope of written procedures, the adequacy of institutional communication and processes, the timely resolution of issues, the sufficiency of recordkeeping, and the frequency of findings of noncompliance, to name a few. ED’s administrative capability standards also include thresholds and expectations for federal student loan cohort default rates (discussed below), satisfactory academic progress, and loan counseling. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs, require the institution to repay Title IV Program funds, change the method of payment of Title IV Program

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
funds, or place the institution on provisional certification as a condition of its continued participation or take other actions against the institution.

•Three-Year Student Loan Default Rates. To remain eligible to participate in Title IV Programs, institutions also must maintain federal student loan cohort default rates below specified levels. An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. As of September 30, 2020, only Universal Technical Institute of Texas was subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers due to a three-year cohort default rate that was 15% or greater for one of the three most recent years. The 30-day delay was lifted as of September 30, 2020 for Universal Technical Institute of Phoenix due to the three-year cohort default rate falling below 15%.

•Financial Responsibility. All institutions participating in Title IV Programs also must satisfy specific ED standards of financial responsibility. Among other things, an institution must meet all of its financial obligations, including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, comply with certain past performance requirements, not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. Each year, ED also evaluates institutions’ financial responsibility by calculating a “composite score,” which utilizes information provided in the institutions’ annual audited financial statements. The composite score is based on three ratios: (1) the equity ratio which measures the institution’s capital resources, ability to borrow and financial viability; (2) the primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and (3) the net income ratio which measures the institution’s ability to operate at a profit. Between composite score calculations, ED also will reevaluate the financial responsibility of an institution following the occurrence of certain “triggering events,” which must be timely reported to the agency.

•Title IV Program Rulemaking. ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. Recent and significant negotiated rulemakings include the Gainful Employment Rulemaking, the Borrower Defense to Repayment Rulemaking, and the Accreditation and Innovation Rulemaking. New regulations associated with these rulemakings took effect on July 1, 2020. We devote significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships. However, we cannot predict with certainty how these new and developing regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future.

Other Federal and State Student Aid Programs

Some of our students also receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the VA, the Department of Defense (“DOD”) and under the Workforce Investment Act. Additionally, some states provide financial aid to our students in the form of grants, loans or scholarships. Our Long Beach, Rancho Cucamonga and Sacramento, California campuses, for example, are currently eligible to participate in the Cal Grant program. All of our institutions must comply with the eligibility and participation requirements applicable to each of these funding programs, which vary by funding agency and program.

In 2020, we derived approximately 17% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA.

COVID-19 and the CARES Act

On March 13, 2020, the United States declared a national emergency concerning the COVID-19 pandemic, effective March 1, 2020. ED, consistent with its authority under then-existing statutes and regulations, issued guidance on March 5, 2020, outlining a range of accommodations intended to address interruptions of study related to COVID-19. On March 27, 2020, President Trump signed the CARES Act, which provides additional flexibilities and accommodations, beyond those offered

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
by the ED in its March 5, 2020 guidance, particularly with regard to the campus-based assistance programs, the measurement of satisfactory academic progress and the return of unearned Title IV Program funds to ED. Shortly thereafter, on April 3, 2020, ED issued further guidance, providing additional regulatory flexibilities, and in some cases, implementing the accommodations provided for in the CARES Act. ED periodically updated and supplemented this guidance over the following months. Guidance also has been published regarding immigration, discrimination, safety, and privacy issues, as well as the Higher Education Emergency Relief Fund (“HEERF”) established under the CARES Act.

We have reviewed and implemented many of the flexibilities created by the CARES Act and ED’s guidance, including the opportunity to temporarily offer distance education, discussed below. We continue to review new guidance from ED and to implement available legislative and regulatory relief as applicable.

Distance Education

In response to the COVID-19 pandemic, ED provided broad approval for institutions to use distance learning modalities without going through the standard ED approval process for payment periods that begin on or before December 31, 2020. ED also permitted accreditors to waive their distance review requirements. ACCSC has granted institutions temporary approval to offer distance education through December 31, 2020 for the end of the emergency. State agencies have also provided distance education flexibility, but the processes and expiration dates for temporary distance education approval vary by state, and states have been granting extensions to these temporary approvals as they approach expiration. We have availed ourselves of this temporary flexibility in all our programs and we are in full compliance with all state and ACCSC requirements.

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

Note 21 - Higher Education Emergency Relief Fund under the CARES Act

The CARES Act established the HEERF. The HEERF includes approximately $14.0 billion in relief funds to be distributed directly to institutions of higher education. The most significant portion of that funding allocation provides that $12.56 billion will be distributed to institutions using a formula based on student enrollment. Of the amount allocated to each institution under this formula, at least 50% must be reserved to provide students with emergency financial aid grants to help cover expenses related to the disruption of campus operations due to coronavirus. The remaining funds must be used “to cover any costs associated with significant changes to the delivery of instruction due to the coronavirus.”

In order to access the HEERF funds, institutions must complete two Funding and Certification Agreements (the “HEERF Agreements”), one for the emergency financial grants to students portion and the other for the institutional portion, which obligate the recipient to administer the funds in a manner that is consistent with the CARES Act and federal laws and regulations cited in the HEERF Agreements. The HEERF Agreements also subject the recipient to a range of audit requirements, as well as quarterly and annual reporting requirements. ED has emphasized that institutions should be prepared to report the use of the funds and to describe any internal controls the institution has in place to ensure that funds were used for allowable purposes and in accordance with cash management principles. The agency also has encouraged institutions to keep detailed records of how they are expending all funds received under the HEERF. A failure to administer the HEERF funds in accordance with applicable laws at regular intervals could result in a future repayment liability.

The allocations to the higher education institutions were set by a formula prescribed in the CARES Act, which is weighted significantly by the number of full-time students who are Pell-eligible, but also takes into consideration the total population of the school and the number of students who were not enrolled full-time online before the COVID-19 outbreak. ED utilized the most recent data available from the Integrated Postsecondary Education Data System and Federal Student Aid for this

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
calculation. In May 2020, we were granted approximately $33.0 million in HEERF funds for emergency grants to students and to cover institutional costs associated with significant changes to the delivery of instruction due to coronavirus.

HEERF Funds for Student Grants

Per the HEERF Agreements, at least 50% of HEERF funds received were to be used exclusively for emergency financial aid grants to students impacted by COVID-19, supporting their efforts to stay in school and continue their training toward graduation and future careers. In May 2020, we received approximately $16.5 million designated for student grants and deposited these funds into a separate restricted cash account. As of September 30, 2020, we have awarded all $16.5 million designated for student grants to approximately 9,000 students.

HEERF Funds for Significant Changes to the Delivery of Instruction Due to Coronavirus

In addition, in May of 2020 we were awarded approximately $16.5 million for the institutional portion of the HEERF funds. Such funds may be used to provide additional emergency financial aid grants to students, to cover institutional costs associated with significant changes to the delivery of instruction due to coronavirus, or not used at all and returned to the government.

Per the CARES Act, the HEERF Agreements, and ED guidance, the following requirements are generally applicable to all allowable institutional costs:

•Funds may only be used to cover institutional costs associated with significant changes to the delivery of instruction due to the coronavirus.
•Costs must have been incurred on or after March 13, 2020.
•Funds must generally be spent one calendar year (365 days) from the date of award.
•The use of funds must be documented and reported.

As explained in the HEERF Agreements for the Institutional Portions, we have “discretion in determining how to allocate and use the funds provided under the CARES Act, provided the funds will be spent only on those costs for which Recipient has a reasoned basis for concluding such costs have a clear nexus to significant changes to the delivery of instruction due to the coronavirus.” Institutional costs that the ED has specifically designated as allowable include: additional emergency grants to students; reimbursements for refunds made to students for services the institution could no longer provide such as housing, food, room and board, and tuition; technology costs including laptops, hotspots, and other information technology equipment and software to enable students to participate in distance learning; qualified scholarships and payment for future academic terms; payments to a third-party service provider or online program manager for each additional student using the distance learning platform; purchases to ensure the physical safety of the students on campus; and purchases of equipment or software, paying for online licensing fees, or paying for internet service to enable students to transition to distance learning as such costs are associated with a significant change in the delivery of instruction due to the coronavirus. The ED has specifically prohibited costs related to pre-enrollment recruiting activities, endowments, capital outlays associated with facilities to athletics, sectarian instruction, or religious worship, executive compensation, investor benefits, and to pay student balances or student debt.

Prior to the COVID-19 crisis, the majority of our training programs were delivered exclusively through in-person instruction at our campus locations. In order to allow our students to continue their education during the COVID-19 crisis, beginning on March 25, 2020, we shifted our predominantly on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. We incurred significant costs for the initial development and implementation of our online training program for students including software purchases, audio/video equipment purchases and labor hours to record the instructional videos and for training of faculty, and enhancements to the online student experience. In May 2020, we resumed in-person labs at eight of our campus locations. Four of our campuses resumed in-person labs in June 2020, and our final campus to resume in-person labs in Bloomfield, New Jersey opened on July 1, 2020. On-campus labs have been re-designed or modified to meet the guidelines set by the CDC, as well as state and local jurisdictions for health, safety and social distancing. In order to comply with these new guidelines, we incurred costs for sanitization supplies, partitions, labor hours and other related expenses to ensure safety and social distancing. Additionally, we purchased laptops to provide to our students to assist their transition to the online blended

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
training model. We also incurred costs as we continued to improve and enhance the delivery of our online instruction for students. In total, we incurred approximately $15.1 million between March 15, 2020 and September 30, 2020 related to the changes in the delivery of instruction due to the coronavirus. We have consulted with our outside regulatory counsel and believe that all of these costs are allowable expenses for the institutional HEERF funds under the CARES Act. However, we cannot guarantee that ED will agree with our foregoing conclusion. We have offset our total operating expenses by $15.1 million for the year ended September 30, 2020. Of the $15.1 million, $13.3 million was recorded in “Educational services and facilities” and $1.8 million was recorded in “Selling, general and administrative” on the consolidated statement of operations for the year ended September 30, 2020.

Additionally, during the year ended September 30, 2020, we used $0.6 million of the institutional funds for additional emergency grants to our students. Including the additional student grants, the total institutional funds spent during fiscal 2020 was $15.7 million.

As of September 30, 2020, we had drawn down $13.9 million of the institutional funds into our operating cash account as partial reimbursement for the $15.7 million of eligible costs incurred during the year ended September 30, 2020. As of September 30, 2020, $2.7 million remained in our G5 account with the ED and is not included in our “Cash and cash equivalents” on our consolidated balance sheet. We drew down the remaining $1.8 million for the eligible costs incurred during the year ended September 30, 2020 in October 2020. As of September 30, 2020, there was approximately $0.8 million of institutional funds remaining to be used for allowable costs incurred after September 30, 2020, which are expected to be used during the first quarter of our fiscal 2021.
Note 22 - Quarterly Financial Summary (Unaudited)
Summarized quarterly financial information for fiscal 2020 and 2019 is as follows:

Year ended September 30, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$87,234	$82,717	$54,483	$76,327	$300,761
Income (loss) from operations	4,254	(499)	(13,779)	6,153	(3,871)
Net income (loss)	4,684	10,142	(13,268)	6,450	8,008
Earnings (loss) per share:
Basic	$0.07	$0.18	$(0.45)	$0.10	$0.05
Diluted	$0.07	$0.18	$(0.45)	$0.09	$0.05

Year ended September 30, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$83,050	$81,746	$79,042	$87,666	$331,504
(Loss) income from operations	(7,205)	(5,580)	(455)	5,438	(7,802)
Net (loss) income	(7,717)	(5,263)	(365)	5,477	(7,868)
Earnings (loss) per share:
Basic	$(0.36)	$(0.26)	$(0.07)	$0.09	$(0.52)
Diluted	$(0.36)	$(0.26)	$(0.07)	$0.09	$(0.52)

The sum of quarterly per share information does not equal amounts for the full year as quarterly calculations are performed on a discrete basis. Additionally, securities may have had an anti-dilutive effect during individual quarters but not for the full year.