Form 10-Q
period 2020-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2021-02-05
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At January 31, 2021, there were 32,739,749 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and the Private Securities Litigation Reform Act of 1995, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions (including the negative form of such expressions) intended to identify forward-looking statements, although not all forward looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions, do not strictly relate to historical or current facts, any of which may not prove to be accurate. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Important factors that could cause actual results to differ from those in our forward-looking statements include, without limitation:

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
•loss of our senior management or other key employees; and
•risks related to other factors discussed in our 2020 Annual Report on Form 10-K, including those described in Item 1A. “Risk Factors.”

The factors above are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Among the factors that could cause actual results to differ materially are the factors discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should bear this in mind as you consider forward-looking statements.

ii

Also, these forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement. Except as required by law, we undertake no obligation to update or revise forward looking statements, whether as a result of new information, future events or otherwise. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q, including the documents that we incorporate by reference herein, by these cautionary statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports and filings with the Securities and Exchange Commission (“SEC”).

iii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	December 31, 2020	September 30, 2020
Assets
Cash and cash equivalents	$44,212	$76,803
Restricted cash	15,031	12,116
Held-to-maturity investments	27,878	38,055
Receivables, net	24,115	35,411
Notes receivable, current portion	5,446	5,184
Prepaid expenses	6,894	6,121
Other current assets	6,985	6,489
Total current assets	130,561	180,179
Property and equipment, net	116,637	72,743
Goodwill	8,222	8,222
Notes receivable, less current portion	29,875	27,609
Right-of-use assets for operating leases	140,296	144,663
Other assets	8,996	8,565
Total assets	$434,587	$441,981
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$43,221	$51,891
Dividends payable	1,313	—
Deferred revenue	42,616	40,694
Accrued tool sets	3,052	3,148
Operating lease liability, current portion	20,357	23,666
Other current liabilities	1,927	2,241
Total current liabilities	112,486	121,640
Deferred tax liabilities, net	674	674
Operating lease liability	132,175	134,089
Other liabilities	10,946	9,056
Total liabilities	256,281	265,459
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 32,767 and 32,730 shares issued	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 700 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	141,372	141,002
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 82 shares as of December 31, 2020 and September 30, 2020	(365)	(365)
Retained deficit	(31,557)	(32,971)
Total shareholders’ equity	178,306	176,522
Total liabilities and shareholders’ equity	$434,587	$441,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2020	2019
Revenues	$76,125	$87,234
Operating expenses:
Educational services and facilities	39,331	42,876
Selling, general and administrative	36,019	40,104
Total operating expenses	75,350	82,980
Income from operations	775	4,254
Other income:
Interest income	54	336
Interest expense	(2)	—
Other income, net	282	178
Total other income, net	334	514
Income before income taxes	1,109	4,768
Income tax expense	(26)	(84)
Net income	$1,083	$4,684
Preferred stock dividends	1,313	1,323
Net (loss) income available for distribution	$(230)	$3,361

Earnings per share (See Note 15 ):
Net (loss) income per share - basic	$(0.01)	$0.07
Net (loss) income per share - diluted	$(0.01)	$0.07

Weighted average number of shares outstanding:
Basic	32,658	25,663
Diluted	32,658	26,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2020	32,730	$3	700	$—	$141,002	$68,853	(82)	$(365)	$(32,971)	$176,522
Net income	—	—	—	—	—	—	—	—	1,083	1,083
Cumulative effect from adoption of ASC 326	—	—	—	—	—	—	—	—	1,644	1,644
Issuance of common stock under employee plans	66	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(29)	—	—	—	(178)	—	—	—	—	(178)
Stock-based compensation	—	—	—	—	548	—	—	—	—	548
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,313)	(1,313)
Balance as of December 31, 2020	32,767	$3	700	$—	$141,372	$68,853	(82)	$(365)	$(31,557)	$178,306

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2019	32,499	$3	700	$—	$187,493	$68,853	(6,865)	$(97,388)	$(44,673)	$114,288
Net income	—	—	—	—	—	—	—	—	4,684	4,684
Cumulative effect from adoption of ASC 842	—	—	—	—	—	—	—	—	9,107	9,107
Issuance of common stock under employee plans	179	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(68)	—	—	—	(497)	—	—	—	—	(497)
Stock-based compensation	—	—	—	—	14	—	—	—	—	14
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Balance as of December 31, 2019	32,610	$3	700	$—	$187,010	$68,853	(6,865)	$(97,388)	$(32,205)	$126,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,083	$4,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,282	3,013
Amortization of right-of-use assets for operating leases	4,445	5,920
Bad debt expense	389	283
Stock-based compensation	548	14
Training equipment credits earned, net	10	439
Other losses, net	(139)	(231)
Changes in assets and liabilities:
Receivables	8,108	4,065
Prepaid expenses	(1,651)	(409)
Other assets	(139)	23
Notes receivable	(884)	(555)
Accounts payable and accrued expenses	(8,416)	(1,938)
Deferred revenue	1,922	(695)
Income tax receivable/payable	2,783	92
Accrued tool sets and other current liabilities	(234)	32
Operating lease liability	(5,301)	(6,532)
Other liabilities	1,977	(1,081)
Net cash provided by operating activities	7,783	7,124
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	9,965	—
Purchase of property and equipment	(47,293)	(1,811)
Proceeds from disposal of property and equipment	6	23
Return of capital contribution from unconsolidated affiliate	73	69
Net cash used in investing activities	(37,249)	(1,719)
Cash flows from financing activities:
Payment of financing obligation and finance leases	(32)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(178)	(497)
Net cash used in financing activities	(210)	(497)
Change in cash, cash equivalents and restricted cash	(29,676)	4,908
Cash and cash equivalents, beginning of period	76,803	65,442
Restricted cash, beginning of period	12,116	15,113
Cash, cash equivalents and restricted cash, beginning of period	88,919	80,555
Cash and cash equivalents, end of period	44,212	70,533
Restricted cash, end of period	15,031	14,930
Cash, cash equivalents and restricted cash, end of period	$59,243	$85,463

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Supplemental disclosure of cash flow information:
Taxes (refunded) paid	$(19)	$7
Interest paid	2	—
Training equipment obtained in exchange for services	141	241
Depreciation of training equipment obtained in exchange for services	317	332
Change in accrued capital expenditures during the period	238	140
Dividends payable	1,313	1,323
CARES Act funds received for institutional costs (See Note 18)	880	—

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

We work closely with over 35 original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), as well as from various veterans benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 20 on “Government Regulation and Financial Aid” included in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020.
Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020.

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

Note 3 - Recent Accounting Pronouncements

Effective the First Quarter of Fiscal 2021

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This update significantly changes the way that entities measure credit losses. The new standard requires that entities estimate credit losses based upon an “expected credit loss” approach rather than the historical “incurred loss” approach. The new approach requires entities to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable forecasts of collectability. The change in approach impacts the timing of recognition of credit losses. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. These changes became

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
effective for our fiscal year beginning October 1, 2020. Upon adoption on October 1, 2020, we recorded an increase in our receivables balance related to our proprietary loan program of $1.6 million, with the corresponding amount recorded as an increase to retained earnings. No other adjustments were deemed necessary in applying this new guidance.
Effective the First Quarter of Fiscal 2022

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this standard simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	December 31, 2020	September 30, 2020
Receivables, which includes tuition and notes receivable	$49,725	$53,144
Deferred revenue	42,616	40,694

During the three months ended December 31, 2020, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.
Transaction Price Allocated to the Remaining Performance Obligations
Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our undergraduate programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration.

Impacts of COVID-19

During the year ended September 30, 2020, due to the COVID-19 pandemic, we transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. On-campus labs have been re-designed to meet the health, safety and social distancing guidelines recommended or required by the Centers for Disease Control (“CDC”) and state and local jurisdictions, while still meeting our accreditation and curriculum requirements.

All of our campuses remained open during the three months ended December 31, 2020, however, as of December 31, 2020, there were students that remained exclusively online and others with catch-up lab work outstanding. As of December 31, 2020, less than 1% of students had not returned to campus to complete the in-person labs and remained exclusively in the online portion of the curriculum, essentially only completing half of each course, while approximately 18% of students were completing catch-up lab work, but over an extended period of time. We continue to recognize revenue ratably over the term of the course or program offered, taking into consideration those only completing the online curriculum, and the catch-up period for active students and the impact it has on expected graduation dates. As a result, as of December 31, 2020, we had deferred revenue of approximately $2.0 million.

Note 5 - Investments

During the second quarter of 2020, we raised approximately $49.5 million in net proceeds from an underwritten public offering of shares of our common stock. See Note 15 on “Shareholders’ Equity - Equity Offering” included in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020 for further details on the equity offering. We invested a portion of the proceeds from the equity offering in held-to-maturity securities, which primarily consist of corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intention to hold these investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost.

The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity at December 31, 2020 were as follows:

		Gross Unrealized		Estimated Fair
Due in less than 1 year:	Amortized Cost	Gains	Losses	Market Value
Corporate and municipal bonds	$27,878	$—	$(20)	$27,858
Total as of December 31, 2020	$27,878	$—	$(20)	$27,858

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

Note 6 - Fair Value Measurements
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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$33,999	$33,999	$—	$—
Notes receivable(2)	35,321	—	—	35,321
Corporate bonds(3)	21,663	21,663	—	—
Municipal bonds and other(3)	6,195	6,195	—	—
Total assets at fair value on a recurring basis	$97,178	$61,857	$—	$35,321

		Fair Value Measurements Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$43,322	$43,322	$—	$—
Notes receivable(2)	32,793	—	—	32,793
Corporate bonds(3)	33,119	33,119	—	—
Municipal bonds and other(3)	4,913	4,913	—	—
Total assets at fair value on a recurring basis	$114,147	$81,354	$—	$32,793

(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheet as of December 31, 2020 and September 30, 2020.
(2) Notes receivable relate to our proprietary loan program.
(3) Corporate bonds and municipal bonds and other are reflected as “Held-to-maturity investments” in our condensed consolidated balance sheet as of December 31, 2020 and September 30, 2020.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2020	September 30, 2020
Land (1)	—	$8,351	$3,189
Buildings and building improvements (1)	3-35	68,159	28,046
Leasehold improvements	1-28	63,267	62,899
Training equipment	3-10	91,899	91,731
Office and computer equipment	3-10	33,591	33,524
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	11,959	11,951
Vehicles	5	1,449	1,502
Right-of-use assets for finance leases	2-3	359	359
Construction in progress	—	2,671	2,213
		301,397	255,106
Less: Accumulated depreciation and amortization		(184,760)	(182,363)
		$116,637	$72,743

(1) During the three months ended December 31, 2020, land and buildings and building improvements increased due to the purchase of the building and land at our Avondale, Arizona campus location. The total purchase price was approximately $45.2 million, of which $5.1 million was allocated to land and $40.1 million was allocated to buildings and building improvements based upon the appraised values.

Note 8 - Goodwill
Our goodwill balance of $8.2 million as of December 31, 2020 resulted from the acquisition of our motorcycle and marine education business in Orlando, Florida in 1998 and relates to our Postsecondary Education segment. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified.
As of December 31, 2020, while some students were taking longer than normal to graduate from their programs due to the impacts of the COVID-19 pandemic on our business, students enrolled at our Orlando, Florida campus continue to progress through their programs under the new blended training model. There were no indicators of goodwill impairment as of December 31, 2020.

Note 9 - Investment in Unconsolidated Affiliate

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Investment in unconsolidated affiliate consisted of the following and is included within “Other assets” on our condensed consolidated balance sheets:

	December 31, 2020		September 30, 2020
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,528	28.0%	$4,494	28.0%

Investment in unconsolidated affiliate included the following activity during the period:

	Three Months Ended December 31,
	2020	2019
Balance at beginning of period	$4,494	$4,338
Equity in earnings of unconsolidated affiliate	107	102
Return of capital contribution from unconsolidated affiliate	(73)	(69)
Balance at end of period	$4,528	$4,371

Note 10 - Leases
As of December 31, 2020, we leased 9 of our 12 campuses and our corporate headquarters under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 8 to 20 years and expire at various dates through 2031. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of December 31, 2020, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

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

The components of lease expense are included in “Educational services and facilities” and “Selling, general and administrative” on the condensed consolidated statement of operations, with the exception of interest on lease liabilities, which is included in “Interest expense.” The components of lease expense during the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
Lease Expense	2020	2019
Operating lease expense(1)	$6,132	$7,521
Finance lease expense:
Amortization of leased assets	32	—
Interest on lease liabilities	2	—
Variable lease expense	907	999
Sublease income	(123)	(351)
Total net lease expense	$6,950	$8,169

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
(1) Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three months ended December 31, 2020 and 2019.

Supplemental balance sheet, cash flow and other information related to our leases was as follows:

Leases	Classification	December 31, 2020	September 30, 2020
Assets:
Operating lease assets	Right-of-use assets for operating leases	$140,296	$144,663
Finance lease assets	Property and equipment, net(1)	225	257
Total leased assets		$140,521	$144,920

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$20,357	$23,666
Finance lease liabilities	Other current liabilities	130	129
Noncurrent
Operating lease liabilities	Operating lease liability	132,175	134,089
Finance lease liabilities	Other liabilities	98	131
Total lease liabilities		$152,760	$158,015

(1) Finance lease assets are recorded net of accumulated amortization of $0.1 million as of December 31, 2020 and September 30, 2020, respectively.

	Three Months Ended December 31,
Supplemental Disclosure of Cash Flow Information and Other Information	2020	2019
Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities (1)	$78	$148,790
Leases assets obtained in exchange for new finance lease liabilities	—	—

(1) Includes the impact of the opening balance adjustment for the adoption of ASC 842 as of October 1, 2019 for the three months ended December 31, 2019.

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	10.49	8.62
Finance leases	1.81	0.00

Weighted average discount rate:
Operating leases	4.52%	4.14%
Finance leases	3.08%	—%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Maturities of lease liabilities were as follows:

	As of December 31, 2020
Years ending September 30,	Operating Leases	Finance Leases
Remainder of 2021	$18,614	$101
2022	24,042	110
2023	16,984	23
2024	16,675	—
2025	16,860	—
2026 and thereafter	95,757	—
Total lease payments	188,932	234
Less: interest	(36,400)	(6)
Present value of lease liabilities	152,532	228
Less: current lease liabilities	(20,357)	(130)
Long-term lease liabilities	$132,175	$98

Related Party Transactions for Leases

Rent expense includes rent paid to related parties, which was approximately $0.5 million for the three months ended December 31, 2020 and 2019, respectively. Since 1991, two of our properties comprising our Orlando, Florida location have been leased from entities controlled by John C. White, who served on our board of directors until his retirement on November 30, 2020. The leases extend through August 19, 2022 and August 31, 2022 with annual base lease payments for the first year under this lease totaling approximately $0.3 million and $0.7 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the CPI. These transactions were not considered significant as of December 31, 2020.

Note 11 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2020	September 30, 2020
Accounts payable	$12,039	$12,471
Accrued compensation and benefits	19,377	28,053
Other accrued expenses	11,805	11,367
Total accounts payable and accrued expenses	$43,221	$51,891

Note 12 - Income Taxes

Our income tax expense for the three months ended December 31, 2020 was $26 thousand, or 2.3% of pre-tax income, compared to income tax expense of $84 thousand, or 1.8% of pre-tax income, for the three months ended December 31, 2019. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. The balance of the valuation allowance for our deferred tax assets was $17.4 million as of December 31, 2020 and September 30, 2020.

As discussed in Note 13 on “Income Taxes” in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020, during the year ended September 30, 2020, we recorded an income tax refund of approximately $11.3 million as a result of certain provisions of the CARES Act, of which $7.1 million remained outstanding as of September 30, 2020. During the three months ended December 31, 2020, we received approximately $2.8 million in refunds, leaving $4.3 million

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
as an income tax receivable recorded in “Receivable, net” on the condensed consolidated balance sheet as of December 31, 2020. We expect to receive the remaining $4.3 million subsequent to the filing of our consolidated tax return for our fiscal 2020 later this year.

As of December 31, 2020, we continued to have a full valuation allowance against all deferred tax assets that rely upon future taxable income for their realization and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight is given to subjective evidence such as our projections for growth.

Note 13 - Commitments and Contingencies

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

Note 14 - Shareholders’ Equity
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
Preferred Stock
Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of December 31, 2020 and September 30, 2020, 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at December 31, 2020 and September 30, 2020.

Pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (“Accrued Dividend”). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We accrued $1.3 million in Cash Dividends as of December 31, 2020.

For further discussion of our preferred stock, see Note 15 on “Shareholders’ Equity” included in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We did not repurchase any shares during the three months ended December 31, 2020.

Note 15 - Earnings per Share

We calculate basic earnings per common share (“EPS”) pursuant to the two-class method as a result of the issuance of the Series A Preferred Stock on June 24, 2016. Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines EPS for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The Series A Preferred Stock is not included in the computation of basic EPS in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses.

Diluted EPS is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net income and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. The basic and diluted weighted average shares outstanding are the same for the three months ended December 31, 2020 as a result of the net loss available to common shareholders and anti-dilutive impact of the potentially dilutive securities.

Subsequent to the issuance of our December 31, 2019 interim financial statements, we identified that the diluted EPS disclosures incorrectly stated that diluted EPS for the three months ended December 31, 2019 was calculated using the as-converted method and not the two-class method, when in fact diluted EPS was correctly calculated internally using the two-class method. The table in the disclosure summarizing the computation of diluted EPS incorrectly added back “Income allocated to participating securities” to what is equivalent to “Net income available to common shareholders” shown below and incorrectly included the corresponding 21,021 weighted average diluted participating shares outstanding in diluted shares outstanding. The disclosure errors had no impact on reported net income per diluted share for the three months ended December 31, 2019. The disclosures below have been corrected to appropriately reflect diluted EPS under the two-class method for the three months ended December 31, 2019. We have concluded that these corrections were not material to the previously issued condensed consolidated financial statements for the three months ended December 31, 2019.

The following table summarizes the computation of basic and diluted EPS share under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Three Months Ended
	December 31,
	2020	2019
Basic earnings per common share:
Net income	$1,083	$4,684
Less: Preferred stock dividend declared	(1,313)	(1,323)
Net (loss) income available for distribution	(230)	3,361
Income allocated to participating securities	—	(1,513)
Net (loss) income available to common shareholders	$(230)	$1,848

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2020	2019

Weighted average basic shares outstanding	32,658	25,663

Basic (loss) income per common share	$(0.01)	$0.07

Diluted earnings per common share:
Method used:	Two-class	Two-class
Net (loss) income available to common shareholders	$(230)	$1,848

Weighted average basic shares outstanding	32,658	25,663
Dilutive effect related to employee stock plans	—	375
Weighted average diluted shares outstanding	32,658	26,038

Diluted (loss) income per common share	$(0.01)	$0.07

Anti-dilutive shares excluded:
Outstanding stock-based grants	436	—
Convertible preferred stock	21,021	21,021
Total anti-dilutive shares excluded	21,457	21,021

Dilutive shares under the as-converted method(1)	53,905	47,059

(1) The dilutive shares under the as-converted method assume conversion of the Series A Preferred Stock and are presented here merely for reference. In a net income position, diluted earnings per share is determined by the more dilutive of the two-class method or the as-converted method.

Note 16 - Segment Information
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
Summary information by reportable segment was as follows:

	Postsecondary Education	Other	Consolidated
Three Months Ended December 31, 2020
Revenues	$73,560	$2,565	$76,125
Income (loss) from operations	1,104	(329)	775
Depreciation and amortization (1)	3,258	24	3,282
Net income (loss)	1,412	(329)	1,083

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Postsecondary Education	Other	Consolidated

Three Months Ended December 31, 2019
Revenues	$83,320	$3,914	$87,234
Income (loss) from operations	4,601	(347)	4,254
Depreciation and amortization (2)	2,971	42	3,013
Net income (loss)	5,031	(347)	4,684

As of December 31, 2020
Total assets	$428,295	$6,292	$434,587

As of September 30, 2020
Total assets	$435,144	$6,837	$441,981

(1) Includes depreciation of training equipment obtained in exchange for services of $0.3 million for the three months ended December 31, 2020.
(2) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million for the three months ended December 31, 2019.

Note 17 - Government Regulation and Financial Aid
As discussed at length in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020, our institutions participate in a range of government-sponsored student assistance programs. The most significant of these is the federal student aid programs administered by the U.S. Department of Education (“ED”) pursuant to Title IV of the Higher Education Act (“HEA”), commonly referred to as the Title IV Programs. Generally, to participate in the Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. See “Part I, Item1. Regulatory Environment” in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Accreditation

Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Institutional accreditation by an ED-recognized accreditor is required for an institution to be certified to participate in Title IV Programs. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (“ACCSC”), which is an accrediting agency recognized by ED. ACCSC reviews the academic quality of each institution’s instructional programs, as well as the administrative and financial operations of the institution to ensure that it has the resources necessary to perform its educational mission, implement continuous improvement processes, and support student success. Our institutions must submit annual reports, and at times, supplemental reports, to demonstrate ongoing compliance and improvement. ACCSC requires institutions to disclose certain institutional information to current and prospective students, as well as to the public, and requires that our schools and programs meet various performance standards as a condition of continued accreditation. Institutions must periodically renew their accreditation by completing a comprehensive renewal of accreditation process. See “Part I, Item1. Regulatory Environment - Accreditation” in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020 for further details and the current status of our campus accreditation. We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards.

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

•Title IV Program Rulemaking. ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. Recent and significant negotiated rulemakings include the Gainful Employment Rulemaking, the Borrower Defense to Repayment Rulemaking, and the Accreditation and Innovation Rulemaking. New regulations associated with these rulemakings took effect on July 1, 2020, and additional, new rules will take effect on July 1, 2021. We devote significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships. However, we cannot predict with certainty how these new and developing regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future.

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

Each year we derive a portion of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA.

COVID-19, the CARES Act, and the CRRSAA

On March 13, 2020, the United States declared a national emergency concerning the COVID-19 pandemic, effective March 1, 2020. ED, consistent with its authority under then-existing statutes and regulations, issued guidance on March 5, 2020, outlining a range of accommodations intended to address interruptions of study related to COVID-19. On March 27, 2020, President Trump signed the CARES Act, which provided additional flexibilities and accommodations, beyond those offered by the ED in its March 5, 2020 guidance, particularly with regard to the campus-based assistance programs, the measurement of satisfactory academic progress and the return of unearned Title IV Program funds to ED. Shortly thereafter, on April 3, 2020, ED issued further guidance, providing additional regulatory flexibilities, and in some cases, implementing the accommodations provided for in the CARES Act. ED periodically updated and supplemented this guidance over the following months. Guidance also was published regarding immigration, discrimination, safety, and privacy issues, as well as the Higher Education Emergency Relief Fund (“HEERF”) established under the CARES Act.

On December 11, 2020, ED published a notice in the Federal Register extending the end dates of COVID-19-related waivers and modifications, and introducing several new flexibilities using its authority granted by the Higher Education Relief Opportunities for Students (“HEROES”) Act of 2003.

On December 27, 2020, President Trump signed a $2.3 trillion spending bill that combined a $1.4 trillion omnibus appropriations bill for federal fiscal year 2021 with $900 billion in supplemental appropriations to provide relief for the COVID-19 pandemic. As part of the omnibus appropriations bill, Congress simplifies the Free Application for Federal Student Aid, provides a $15 million increase to the Federal Supplemental Educational Opportunity Grant program, and adds an additional $10 million for Federal Work Study. This latter piece of legislation is known as the Coronavirus Response and

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Relief Supplemental Appropriations Act, 2021 (“CRRSAA”). The CRRSAA extends the Paycheck Protection Program and allocates to it an additional $284.5 billion, and includes The Higher Education Emergency Relief Fund II (“HEERF II”), which makes an addition $22.7 billion available to higher education institutions to mitigate the impact of the COVID-19 pandemic. Of this amount, private, proprietary institutions are allocated approximately $681 million. On January 14, 2021, ED made extensive guidance available regarding the administration of the HEERF II program.

We have reviewed and implemented many of the flexibilities created by the CARES Act and ED’s guidance, including the opportunity to temporarily offer distance education, discussed below, and we presently are evaluating the flexibilities and funding opportunities created by the CRRSAA. We continue to review new guidance from ED and to implement available legislative and regulatory relief as applicable.

Distance Education

In response to the COVID-19 pandemic, ED provided broad approval for institutions to use distance learning modalities without going through the standard ED approval process for payment periods that begin on or before December 31, 2020, or the end of the payment period that includes the end date for the federally-declared emergency related to COVID-19, whichever occurs later. ED also permitted accreditors to waive their distance education review requirements. In its December 11, 2020 Federal Register notice, ED extended these flexibilities through the end of the payment period that begins after the date on which the federally-declared national emergency related to COVID-19 is rescinded. This extra payment period beyond the national emergency end date will facilitate a successful transition to non-pandemic requirements following the end of the national emergency.

ACCSC has granted institutions temporary approval to offer distance education through December 31, 2020 for the end of the emergency and continues to allow schools to offer distance education as long as applications were submitted by December 31, 2020. State agencies have also provided distance education flexibility, but the processes and expiration dates for temporary distance education approval vary by state, and states have been granting extensions to these temporary approvals as they approach expiration. We have availed ourselves of this temporary flexibility in all our programs and believe we are in substantial compliance with all state and ACCSC requirements.

To afford us additional flexibility beyond the current temporary approval period(s), we have initiated the approval process with ACCSC, state agencies, or both to be able of offer distance education and a blended learning format for all of our programs on a more permanent basis. Additionally, as a result of previously implementing a blended learning format for certain of our Automotive, Diesel and Automotive/Diesel programs in 2010, we are currently approved to offer distance education at our Avondale, Arizona, Rancho Cucamonga, California, Sacramento, California, Orlando, Florida, Dallas-Ft. Worth, Texas, Long Beach, California and Bloomfield, New Jersey campuses for those programs by ACCSC, state agencies, or both.

Note 18 - Higher Education Emergency Relief Fund under the CARES Act

As discussed in “Note 21 - Higher Education Emergency Relief Fund under the CARES Act” in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020, in May 2020, we were granted approximately $33.0 million in HEERF funds for emergency grants to student and to cover institutional costs associated with significant changes to the delivery of instruction due to coronavirus. As of September 30, 2020, we had awarded all $16.5 million designated for emergency student grants to approximately 9,000 students.

HEERF Funds for Significant Changes to the Delivery of Instruction

In May 2020, we received $16.5 million to cover institutional costs associated with significant changes to the delivery of instruction due to coronavirus. Such funds may be used to provide additional emergency financial aid grants to students, to cover institutional costs associated with significant changes to the delivery of instruction due to coronavirus, or not used at all and returned to the government. The allowable institutional costs for these institutional HEERF funds are described in “Note 21 - Higher Education Emergency Relief Fund under the CARES Act” in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

During the year ended September 30, 2020, we incurred $15.1 million in allowable costs related to the changes in the delivery of instruction due to the coronavirus. Additionally, during the year ended September 30, 2020, we used $0.6 million of the institutional funds for additional emergency grants to our students. Including the additional student grants, the total institutional funds spent during fiscal 2020 was approximately $15.7 million. As of September 30, 2020, we had drawn down $13.9 million of the institutional funds into our operating cash account as partial reimbursement for the $15.7 million of eligible costs incurred during the year ended September 30, 2020. We drew down the remaining $1.8 million for the eligible costs incurred during the year ended September 30, 2020 in October 2020.

During the three months ended December 31, 2020, we incurred $0.9 million in allowable costs related to the changes in the delivery of instruction due to the coronavirus, thereby utilizing the remaining available funds. Of the $0.9 million incurred, $0.3 million was recorded in “Educational services and facilities” and $0.6 million was recorded in “Selling, general and administrative” on the condensed consolidated statements of operation for the three months ended December 31, 2020. The $0.9 million was drawn down prior to December 31, 2020 and is included in our “Cash and cash equivalents” on our condensed consolidated balance sheet as of December 31, 2020.

Subsequent Events Related to Additional Grants of HEERF Funds for Student Grants

As noted above, the CRRSAA includes HEERF II, which makes an additional $22.7 billion available to higher education institutions. Of this amount, private, proprietary institutions are allocated approximately $681 million. The statute permits proprietary institutions to use HEERF II funds to provide financial aid grants to students, and requires that institutions prioritize the grants to students with exceptional need, such as students who receive Pell Grants. On January 14, 2021, ED issued guidance regarding the administration of the HEERF II program, and released an allocation schedule indicating that we will receive approximately $16.8 million for purposes of funding HEERF II student grants. We have submitted the appropriate applications for these funds and the ED has confirmed receipt.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and those in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2020 Annual Report on Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.

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

As a result of the COVID-19 pandemic during 2020, we have transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. On campus labs have been redesigned to meet the health, safety and social distancing guidelines recommended or required by the Centers for Disease Control (“CDC”) and state and local jurisdictions, while still meeting our accreditation and curriculum requirements. Both the ED and the Accrediting Commission of Career Schools and Colleges (“ACCSC”) granted institutions temporary approval to offer distance learning through December 31, 2020. The ED has extended these flexibilities through the end of the payment period that begins after the date on which the federally-declared national emergency related to COVID-19 is rescinded, and the ACCSC continues to allow schools to offer distance education as long as applications were submitted by December 31, 2020. To afford us additional flexibility beyond the current temporary approval period(s), we have initiated the approval process with the ACCSC and the appropriate state agencies to be able to offer distance education and a blended learning format for all of our programs on a more permanent basis. Additionally, we continue to invest in the online delivery platform and curriculum to further enhance the student experience and student outcomes.

Overview of the Three Months Ended December 31, 2020

Operations

Despite the ongoing impacts of the COVID-19 pandemic, we had an increase of 1.8% in our average undergraduate full-time enrollment to 11,813 for the three months ended December 31, 2020. Additionally, we started 1,927 new students during the three months ended December 31, 2020, which was an increase of 20.9% from the prior year comparable period, reflecting strong front-end demand across all channels.

Revenues for the three months ended December 31, 2020 were $76.1 million, a decrease of $11.1 million, or 12.7%, from the comparable period in the prior year. Our revenues, including the three months ended December 31, 2020, continued to be affected by impacts of the COVID-19 pandemic. All of our campuses remained open during the three months ended December 31, 2020, however, as of December 31, 2020, there were some students that remained exclusively online and others with catch-up lab work outstanding. As of December 31, 2020, less than 1% of students had not returned to campus to complete the in-person labs and remained exclusively in the online portion of the curriculum, essentially only completing half of each course, while approximately 18% of students were completing catch-up lab work, but over an extended period of time. We continue to recognize revenue ratably over the term of the course or program offered, taking into consideration those only completing the online curriculum, and the catch-up period for active students and the impact it has on expected graduation dates. As a result, as of December 31, 2020, we had deferred revenue of approximately $2.0 million. If students continue to remain on a leave of absence, withdraw, or do not make up the required in-person labs on a timely basis, our revenues could continue to be impacted in 2021.

We had income from operations of $0.8 million in the three months ended December 31, 2020 compared to $4.3 million in the prior year period. Our decrease in income from operations was primarily driven by our decrease in revenue, which was partially offset by decreases in expenses such as occupancy, advertising and travel expenses.

Business Strategy

In support of our goal to continue to be the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians, as well as welders and CNC machining technicians, and the leading supplier of entry-level skilled technicians for the industries we serve, we continue to pursue the following business strategies: return on education; strengthen industry relationships; recruit, train and identify employment opportunities for more students; education program affordability; and overall company growth and diversification.

During the three months ended December 31, 2020, some actionable steps in executing our business strategies included:

•Launching our new Premier Truck Group Technician Skills Program, a first-of-its-kind diesel-commercial vehicle technician career skills program for service members at Fort Bliss, a U.S. Army post in El Paso, Texas. The 12-week program will provide hands-on, industry-aligned technician training designed to lead directly to rewarding career opportunities at Premier Truck Group for veterans transitioning from military service to civilian life. Premier Truck Group is a wholly owned subsidiary of Penske Automotive Group.
•Announcing the expansion of the Daimler Trucks North America (“DTNA”) Finish First program to our Orlando campus in summer 2021. The program, an elective offered exclusively at certain of our UTI campus locations, trains students to maintain, diagnose and repair DTNA's industry-leading brands, including Freightliner, Western Star and Detroit. Our UTI campuses in Avondale, Arizona and Lisle, Illinois currently offer the Finish First program.
•Purchasing our Avondale, Arizona campus at the end of December 2020, for approximately $45.2 million, including closing costs and other fees, with the intention of consolidating our MMI Phoenix, Arizona campus into the same location by the end of fiscal 2022.
•Announcing the future consolidation and reconfiguration of the UTI and MMI Orlando campus facilities into one site by the end of fiscal 2021.

We continue to pursue other strategic opportunities that align with our core business strategies.

Regulatory Environment

See Note 17 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2020	2019
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	51.7%	49.2%
Selling, general and administrative	47.3%	46.0%
Total operating expenses	99.0%	95.2%
Income from operations	1.0%	4.8%
Interest income	0.1%	0.4%
Interest expense	—%	—%
Other income, net	0.4%	0.2%
Total other income, net	0.5%	0.6%
Income before income taxes	1.5%	5.4%
Income tax expense	—%	(0.1)%
Net income	1.4%	5.3%
Preferred stock dividends	1.7%	1.5%
Loss available for distribution	(0.3)%	3.8%

Revenues

Revenues for the three months ended December 31, 2020 were $76.1 million, a decrease of $11.1 million, or 12.7%, as compared to revenues of $87.2 million for the three months ended December 31, 2019. During the three months ended December 31, 2020, we had a 1.8% increase in our average full-time student enrollment and a 20.9% increase in new student starts reflecting strong front-end demand across all channels. However, our revenue recognized for active students during the period has been impacted by the timing of completion of student catch-up lab work, as well as overall lower average revenue per student driven by the pace in which students are progressing through their programs and by students retaking courses previously completed or attempted, primarily due to the impacts of COVID-19. As a result of the catch-up labs not yet completed, as of December 31, 2020, we had deferred revenue of $2.0 million. We recognized $1.8 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended December 31, 2020 as compared to $1.9 million for the three months ended December 31, 2019.

Educational services and facilities expenses

Educational services and facilities expenses were $39.3 million for the three months ended December 31, 2020, which represents a decrease of $3.6 million as compared to $42.9 million for the three months ended December 31, 2019.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Three Months Ended December 31,
	2020	2019
Salaries expense	$17,836	$19,270
Employee benefits and tax	2,972	3,041
Bonus expense	454	185
Stock-based compensation	26	—
Compensation and related costs	21,288	22,496
Depreciation and amortization expense	3,057	2,966
Occupancy costs	8,268	9,838
Supplies and maintenance expense	2,258	2,457
Contract service expense	696	709
Student expense	1,384	605
Taxes and licensing expense	389	654
Other educational services and facilities expense	1,991	3,151
Total educational services and facilities expense	$39,331	$42,876

Compensation and related costs decreased by $1.2 million for the three months ended December 31, 2020.

•Salaries expense decreased by $1.4 million for the three months ended December 31, 2020. The decrease was attributable to lower headcount compared to the prior year period due to attrition and productivity improvements enacted to offset revenue decreases from COVID-19.
•Bonus expense increased by $0.3 million for the three months ended December 31, 2020. The increase was the result of projected performance against bonus plan metrics.
Occupancy costs decreased by $1.6 million for the three months ended December 31, 2020. The decrease was primarily attributed to cost reductions from closing our Norwood, Massachusetts campus, relocating and downsizing our headquarters facility, and downsizing our Exton, Pennsylvania and Sacramento, California campuses.
Student expense increased by $0.8 million for the three months ended December 31, 2020, primarily due to increases in student housing expenses.
Other educational services and facilities expense decreased by $1.2 million for the three months ended December 31, 2020, primarily due to a decrease of $0.5 million in expenses related to our accrued tool sets and broad decreases related to travel and entertainment costs due to cost control measures. The current period includes a $0.3 million credit for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus. The allowable costs are included in the relevant line items above. See Note 18 of the notes to the condensed consolidated financial statements herein for a discussion on the Higher Education Emergency Relief Fund (“HEERF”) established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2020 were $36.0 million. This represents a decrease of $4.1 million, as compared to $40.1 million for the three months ended December 31, 2019.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Three Months Ended December 31,
	2020	2019
Salaries expense	$13,954	$15,670
Employee benefits and tax	2,851	3,096
Bonus expense	3,449	4,004
Stock-based compensation	522	14
Compensation and related costs	20,776	22,784
Advertising expense	9,030	9,453
Contract services expense	1,223	1,120
Depreciation and amortization expense	217	370
Professional services expense	946	1,019
Other selling, general and administrative expenses	3,827	5,358
Total selling, general and administrative expenses	$36,019	$40,104

Compensation and related costs decreased by $2.0 million for the three months ended December 31, 2020:

•Salaries expense decreased by $1.7 million for the three months ended December 31, 2020. The decrease was primarily due costs incurred in October 2019 related to the retirement of Kimberly J. McWaters, our former President and Chief Executive Officer.
•Bonus expense decreased by $0.6 million for the three months ended December 31, 2020. The decrease was primarily related to lower incentive compensation expense due to adjustments for actual achievement against the performance metrics for awards that vested in December 2020.
•Stock-based compensation increased $0.5 million for the three months ended December 31, 2020, due to new awards granted during the three months ended March 31, 2020 and December 31, 2020.
Advertising expense decreased by $0.4 million for the three months ended December 31, 2020, primarily due to timing of spend and targeted cost-efficient marketing efforts, with a shift away from television advertising toward digital media.
Other selling, general and administrative expenses decreased by $1.5 million for the three months ended December 31, 2020. The overall decrease was primarily due to a decrease in travel and entertainment of $0.9 million. The current period also includes a $0.6 million credit for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus. The allowable costs are included in the relevant line items above. See Note 18 of the notes to the condensed consolidated financial statements herein for further information on the HEERF funds.
Income taxes
Our income tax expense for the three months ended December 31, 2020 was $26 thousand, or 2.3% of pre-tax income, compared to income tax expense of $84 thousand, or 1.8% of pre-tax income, for the three months ended December 31, 2019. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. We recorded a full valuation allowance against the deferred tax assets as of December 31, 2020 and December 31, 2019.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we recorded a preferred stock cash dividend of $1.3 million for the three months ended December 31, 2020 and 2019, respectively.

Net (loss) income available for distribution

Net (loss) income available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a net loss available for distribution for the three months ended December 31, 2020 of $0.2 million and net income available for distribution of $3.4 million for the three months ended December 31, 2019.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three months ended December 31, 2020 and 2019 were $4.3 million and $7.8 million, respectively. We define EBITDA as net income (loss) for the year, before interest (income) expense, income tax (benefit) expense, and depreciation and amortization.

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

EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended December 31,
	2020	2019
Net income	$1,083	$4,684
Interest income	(54)	(336)
Interest expense	2	—
Income tax expense	26	84
Depreciation and amortization(1)	3,282	3,342
EBITDA	$4,339	$7,774

(1) Includes depreciation of training equipment obtained in exchange for services of $0.3 million for the three months ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as the expansion of programs at existing campuses through the next 12 months. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation of new programs, such as welding, in existing markets with under-utilized campus facilities. We had no line of credit or other long-term debt as of December 31, 2020.

Our aggregate cash and cash equivalents were $44.2 million as of December 31, 2020, a decrease of $32.6 million from September 30, 2020. Additionally, we had short-term held-to-maturity investments of $27.9 million as of December 31, 2020. There were no held-to-maturity investments as of December 31, 2019.

We believe that additional strategic use of our cash resources may include subsidizing funding alternatives for our students, the repurchase of common stock, purchase of real estate assets, consideration of strategic acquisitions, and other potential uses of cash. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents, and short-term investments, or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into a credit facility, issue debt or issue additional equity. As previously noted, we purchased our Avondale, Arizona campus at the end of December 2020, for approximately $45.2 million, including closing costs and other fees. Due to the timing of the close for the Avondale building, we used available operating cash for the purchase. We are currently evaluating financing options for the campus.

We currently do not pay a cash dividend on our common stock. We paid preferred stock cash dividends of $5.3 million during the year ended September 30, 2020. We accrued preferred stock cash dividends of $1.3 million as of December 31, 2020.

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

During the year ended September 30, 2020, due to the COVID-19 pandemic, we transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. All of our campuses remained open during the three months ended December 31, 2020, however, as of December 31, 2020, less than 1% of students remained exclusively online, and approximately 18% of student with catch-up lab work outstanding, thereby extending the length of their program and the rate at which we recognize revenue and the related receivable. If students continue to remain on a leave of absence, withdraw, or do not make-up the required in-person lab work on a timely basis, our cash generated from operations could be impacted in 2021.

As discussed in more detail in Note 18 of the condensed consolidated financial statements herein, we drew down the remaining $0.9 million of HEERF funds prior to December 31, 2020 which were included in our “Cash and cash equivalents” on our condensed consolidated balance sheet as of December 31, 2020.

Operating Activities

Our net cash provided by operating activities was $7.8 million and $7.1 million for the three months ended December 31, 2020 and 2019, respectively.

Net income, after adjustments for non-cash items, provided cash of $9.6 million. The non-cash items included $4.4 million for amortization of right-of-use assets for operating leases, $3.3 million for depreciation and amortization expense and $0.5 million for stock based compensation expense.

Changes in operating assets and liabilities used cash of $1.8 million primarily due to the following:

•The decrease in accounts payable and accrued expenses used cash of $8.4 million primarily related to the timing of payments to vendors and for payroll, bonus, and incentive compensation accruals.
•Changes in our operating lease liability as a result of rent payments used cash of $5.3 million.
•The decrease in receivables provided cash of $8.1 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The decrease in the income tax receivable provided cash of $2.8 million and was primarily attributable to the CARES Act, which allowed us to carryback net operating losses from 2019 and 2018.
•The increase in deferred revenue provided cash of $1.9 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at December 31, 2020 as compared to September 30, 2020.

Net income, after adjustments for non-cash items, for the three months ended December 31, 2019 provided cash of $14.1 million. The non-cash items included $5.9 million for amortization of right-of-use assets for operating leases and $3.0 million for depreciation and amortization expense.

Changes in operating assets and liabilities used cash of $7.0 million primarily due to the following:

•The decrease in the lease liability resulted in a cash outflow of $6.5 million for rent payments.
•The decrease in accounts payable and accrued expenses used cash of $1.9 million primarily related to the timing of payments for payroll and bonuses.
•The decrease in other liabilities resulted in a cash outflow of $1.1 million due to timing of payments for incentive compensation.
•The decrease in receivables provided cash of $4.1 million and was primarily attributable to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The decrease in deferred revenue used cash of $0.7 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at December 31, 2019 as compared to September 30, 2019.

Investing Activities

During the three months ended December 31, 2020, cash used in investing activities was $37.2 million. The cash outflow was primarily related to the purchase of property and equipment of $47.3 million, of which $45.2 million related to the purchase of the building at our Avondale, Arizona campus location, partially offset by proceeds from maturities of held-to-maturity securities of $10.0 million.

During the three months ended December 31, 2019, cash used in investing activities was $1.7 million. The cash outflow was primarily related to the purchase of property and equipment primarily for our Houston, Texas campus for welding, new and replacement training equipment for ongoing operations and consolidation efforts at our Exton, Pennsylvania campus.

Financing Activities

During the three months ended December 31, 2020, cash used in financing activities was $0.2 million and related primarily to the payment of payroll taxes on stock-based compensation through shares withheld.

During the three months ended December 31, 2019, cash used in financing activities was $0.5 million and related primarily to the payment of payroll taxes on stock based compensation through shares withheld.

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

The transition of our on-campus, in-person education model to a blended training model that combines online, instructor-delivered teaching and demonstrations with hands-on labs as a result of the COVID-19 pandemic could impact our future new student enrollments, graduations and student attrition.

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies in the three months ended December 31, 2020 from those previously disclosed in Part II, Item 7 of our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since September 30, 2020. For a discussion of our exposure to market risk, refer to our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended December 31, 2020, except for new internal controls related to ASC 326 that have been implemented.
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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020, which could materially affect our business, financial condition or operating results. The risks described in this Quarterly Report on Form 10-Q and in our 2020 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Exhibit Number	Description
10.1*	Asset Purchase and Sale Agreement, dated December 23, 2020, by and between UNIVERSAL TECHNICAL INSTITUTE OF ARIZONA, LLC and MECHANIC (AZ) QRS 15-41, INC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

* Filed herewith.
+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	February 5, 2021	By:	/s/ Jerome A. Grant
		Name:	Jerome A. Grant
		Title:	Chief Executive Officer (Principal Executive Officer)