Form 10-Q
period 2021-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2021-05-07
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At May 3, 2021, there were 32,813,845 shares outstanding of the registrant's common stock.

UNIVERSAL TECHNICAL INSTITUTE, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	March 31, 2021	September 30, 2020
Assets
Cash and cash equivalents	$58,965	$76,803
Restricted cash	12,817	12,116
Held-to-maturity investments	19,502	38,055
Receivables, net	19,809	35,411
Notes receivable, current portion	5,307	5,184
Prepaid expenses	8,262	6,121
Other current assets	6,431	6,489
Total current assets	131,093	180,179
Property and equipment, net	114,921	72,743
Goodwill	8,222	8,222
Notes receivable, less current portion	28,996	27,609
Right-of-use assets for operating leases	147,651	144,663
Other assets	9,462	8,565
Total assets	$440,345	$441,981
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$49,088	$51,891
Deferred revenue	40,954	40,694
Accrued tool sets	3,251	3,148
Operating lease liability, current portion	19,565	23,666
Other current liabilities	1,901	2,241
Total current liabilities	114,759	121,640
Deferred tax liabilities, net	674	674
Operating lease liability	140,136	134,089
Other liabilities	8,318	9,056
Total liabilities	263,887	265,459
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 32,896 and 32,730 shares issued	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 700 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	142,383	141,002
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 82 shares as of March 31, 2021 and September 30, 2020	(365)	(365)
Retained deficit	(34,416)	(32,971)
Total shareholders’ equity	176,458	176,522
Total liabilities and shareholders’ equity	$440,345	$441,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenues	$77,709	$82,717	$153,834	$169,951
Operating expenses:
Educational services and facilities	40,480	42,909	79,811	85,785
Selling, general and administrative	38,890	40,307	74,909	80,411
Total operating expenses	79,370	83,216	154,720	166,196
(Loss) income from operations	(1,661)	(499)	(886)	3,755
Other income (expense):
Interest income	8	347	62	683
Interest expense	(1)	(3)	(3)	(3)
Other income (expense), net	73	(507)	355	(329)
Total other income (expense), net	80	(163)	414	351
(Loss) income before income taxes	(1,581)	(662)	(472)	4,106
Income tax benefit	34	10,804	8	10,720
Net (loss) income	$(1,547)	$10,142	$(464)	$14,826
Preferred stock dividends	1,312	1,309	2,625	2,632
Net (loss) income available for distribution	$(2,859)	$8,833	$(3,089)	$12,194

Earnings per share (See Note 15 ):
Net (loss) income per share - basic	$(0.09)	$0.18	$(0.09)	$0.25
Net (loss) income per share - diluted	$(0.09)	$0.18	$(0.09)	$0.25

Weighted average number of shares outstanding:
Basic	32,762	28,379	32,709	27,013
Diluted	32,762	28,644	32,709	27,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2020	32,730	$3	700	$—	$141,002	$68,853	(82)	$(365)	$(32,971)	$176,522
Net income	—	—	—	—	—	—	—	—	1,083	1,083
Cumulative effect from adoption of ASC 326	—	—	—	—	—	—	—	—	1,644	1,644
Issuance of common stock under employee plans	66	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(29)	—	—	—	(178)	—	—	—	—	(178)
Stock-based compensation	—	—	—	—	548	—	—	—	—	548
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,313)	(1,313)
Balance as of December 31, 2020	32,767	$3	700	$—	$141,372	$68,853	(82)	$(365)	$(31,557)	$178,306
Net loss	—	—	—	—	—	—	—	—	(1,547)	(1,547)
Issuance of common stock under employee plans	164	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(35)	—	—	—	(223)	—	—	—	—	(223)
Stock-based compensation	—	—	—	—	1,234	—	—	—	—	1,234
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,312)	(1,312)
Balance as of March 31, 2021	32,896	$3	700	$—	$142,383	$68,853	(82)	$(365)	$(34,416)	$176,458

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(464)	$14,826
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,851	5,894
Amortization of right-of-use assets for operating leases	8,117	11,840
Bad debt expense	415	571
Stock-based compensation	1,782	1,006
Deferred income taxes	—	345
Training equipment credits earned, net	155	419
Other losses, net	(135)	227
Changes in assets and liabilities:
Receivables	12,277	3,058
Prepaid expenses	(2,987)	(1,347)
Other assets	(535)	16
Notes receivable	134	652
Accounts payable and accrued expenses	(1,480)	4,784
Deferred revenue	260	(6,132)
Income tax receivable	2,685	(10,893)
Accrued tool sets and other current liabilities	244	11
Operating lease liability	(9,159)	(12,734)
Other liabilities	(633)	(1,646)
Net cash provided by operating activities	17,527	10,897
Cash flows from investing activities:
Purchase of held-to-maturity securities	—	(41,562)
Proceeds from maturities of held-to-maturity securities	18,189	—
Purchase of property and equipment	(49,919)	(5,164)
Proceeds from disposal of property and equipment	6	32
Return of capital contribution from unconsolidated affiliate	150	142
Net cash used in investing activities	(31,574)	(46,552)
Cash flows from financing activities:
Proceeds from equity offering	—	49,137
Payment of preferred stock cash dividend	(2,625)	(2,632)
Payment of finance leases	(64)	(37)
Payment of payroll taxes on stock-based compensation through shares withheld	(401)	(527)
Net cash (used in) provided by financing activities	(3,090)	45,941
Change in cash, cash equivalents and restricted cash	(17,137)	10,286
Cash and cash equivalents, beginning of period	76,803	65,442
Restricted cash, beginning of period	12,116	15,113
Cash, cash equivalents and restricted cash, beginning of period	88,919	80,555
Cash and cash equivalents, end of period	58,965	76,606
Restricted cash, end of period	12,817	14,235
Cash, cash equivalents and restricted cash, end of period	$71,782	$90,841

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Income taxes refunded	$(2,693)	$(172)
Interest paid	3	3
Training equipment obtained in exchange for services	227	250
Depreciation of training equipment obtained in exchange for services	646	678
Change in accrued capital expenditures during the period	1,098	111
CARES Act funds received for institutional costs (See Note 18)	880	—

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

During fiscal 2020, we transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. This new blended learning format allowed us to continue to offer our programs to our students during the COVID-19 pandemic and aligns with an increasing trend of online education now being offered as individuals seek life-long learning opportunities. We intend to offer our Automotive, Diesel, Automotive/Diesel, Motorcycle and Marine programs in a blended learning format on a permanent basis.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020.

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
(In thousands, except per share amounts)
(Unaudited)
Note 3 - Recent Accounting Pronouncements

Effective the First Quarter of Fiscal 2021

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This update significantly changes the way that entities measure credit losses. The new standard requires that entities estimate credit losses based upon an “expected credit loss” approach rather than the historical “incurred loss” approach. The new approach requires entities to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable forecasts of collectability. The change in approach impacts the timing of recognition of credit losses. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. These changes became effective for our fiscal year beginning October 1, 2020. Upon adoption on October 1, 2020, we recorded an increase in our receivables balance related to our proprietary loan program of $1.6 million, with the corresponding amount recorded as an increase to retained earnings. No other adjustments were deemed necessary in applying this new guidance.
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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	March 31, 2021	September 30, 2020
Receivables, which includes tuition and notes receivable	$43,103	$53,144
Deferred revenue	40,954	40,694

During the six months ended March 31, 2021, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.
Transaction Price Allocated to the Remaining Performance Obligations
Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our undergraduate programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration.

Impacts of COVID-19

As previously noted, during the year ended September 30, 2020, we transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs so that our students could continue their education during the COVID-19 pandemic. On-campus labs have been re-designed to meet the health, safety and social distancing guidelines recommended or required by the Centers for Disease Control (“CDC”) and state and local jurisdictions, while still meeting our accreditation and curriculum requirements.

All of our campuses remained open during the six months ended March 31, 2021, however, as of March 31, 2021, there were students with catch-up lab work outstanding and a small number of others that remained exclusively online. As of March 31, 2021, approximately 10% of students were completing catch-up lab work, but over an extended period of time, while less than 1% of students had not returned to campus to complete the in-person labs and remained exclusively in the online portion of the curriculum, essentially only completing half of each course. We continue to recognize revenue ratably over the term of the course or program offered, taking into consideration those only completing the online curriculum, and the catch-up period for active students and the impact it has on expected graduation dates. As a result, as of March 31, 2021, we had deferred revenue of approximately $0.8 million.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity at March 31, 2021 and September 30, 2020 were as follows:

	March 31, 2021
		Gross Unrealized		Estimated Fair
Due in less than 1 year:	Amortized Cost	Gains	Losses	Market Value
Corporate and municipal bonds	$19,502	$1	$(7)	$19,496

	September 30, 2020
		Gross Unrealized		Estimated Fair
Due in less than 1 year:	Amortized Cost	Gains	Losses	Market Value
Corporate and municipal bonds	$38,055	$10	$(33)	$38,032

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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$42,351	$42,351	$—	$—
Notes receivable(2)	34,303	—	—	34,303
Corporate bonds(3)	16,009	16,009	—	—
Municipal bonds and other(3)	3,487	3,487	—	—
Total assets at fair value on a recurring basis	$96,150	$61,847	$—	$34,303

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

(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheet as of March 31, 2021 and September 30, 2020.
(2) Notes receivable relate to our proprietary loan program.
(3) Corporate bonds and municipal bonds and other are reflected as “Held-to-maturity investments” in our condensed consolidated balance sheet as of March 31, 2021 and September 30, 2020.

Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	March 31, 2021	September 30, 2020
Land (1)	—	$8,355	$3,189
Buildings and building improvements (1)	3-35	68,282	28,046
Leasehold improvements	1-28	64,232	62,899
Training equipment	3-10	92,250	91,731
Office and computer equipment	3-10	32,641	33,524
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	11,959	11,951
Vehicles	5	1,460	1,502
Right-of-use assets for finance leases	2-3	359	359
Construction in progress	—	1,276	2,213
		300,506	255,106
Less: Accumulated depreciation and amortization		(185,585)	(182,363)
		$114,921	$72,743

(1) During the six     months ended March 31, 2021, land and buildings and building improvements increased due to the purchase of the building and land at our Avondale, Arizona campus location. The total purchase price was approximately $45.2 million, of which $5.1 million was allocated to land and $40.1 million was allocated to buildings and building improvements based upon the appraised values.

Note 8 - Goodwill
Our goodwill balance of $8.2 million as of March 31, 2021 resulted from the acquisition of our motorcycle and marine education business in Orlando, Florida in 1998 and relates to our Postsecondary Education segment. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified.
As of March 31, 2021, while some students were taking longer than normal to graduate from their programs due to the impacts of the COVID-19 pandemic on our business, students enrolled at our Orlando, Florida campus continue to progress through their programs under the new blended training model. There were no indicators of goodwill impairment as of March 31, 2021.

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

Investment in unconsolidated affiliate consisted of the following and is included within “Other assets” on our condensed consolidated balance sheets:

	March 31, 2021		September 30, 2020
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,559	28.0%	$4,494	28.0%

Investment in unconsolidated affiliate included the following activity during the period:

	Six Months Ended March 31,
	2021	2020
Balance at beginning of period	$4,494	$4,338
Equity in earnings of unconsolidated affiliate	215	205
Return of capital contribution from unconsolidated affiliate	(150)	(142)
Balance at end of period	$4,559	$4,401

Note 10 - Leases
As of March 31, 2021, we leased 9 of our 12 campuses and our corporate headquarters under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 8 to 20 years and expire at various dates through 2031. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of March 31, 2021, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The components of lease expense are included in “Educational services and facilities” and “Selling, general and administrative” on the condensed consolidated statement of operations, with the exception of interest on lease liabilities, which is included in “Interest expense.” The components of lease expense during the three months and six months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Lease Expense	2021	2020	2021	2020
Operating lease expense(1)	$5,458	$7,462	$11,590	$14,984
Finance lease expense:
Amortization of leased assets	33	38	65	38
Interest on lease liabilities	1	3	3	3
Variable lease expense	950	1,180	1,857	2,179
Sublease income	(123)	(156)	(246)	(507)
Total net lease expense	$6,319	$8,527	$13,269	$16,697

(1) Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three and six months ended March 31, 2021 and 2020.

Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2021	September 30, 2020
Assets:
Operating lease assets	Right-of-use assets for operating leases	$147,651	$144,663
Finance lease assets	Property and equipment, net(1)	192	257
Total leased assets		$147,843	$144,920

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$19,565	$23,666
Finance lease liabilities	Other current liabilities	131	129
Noncurrent
Operating lease liabilities	Operating lease liability	140,136	134,089
Finance lease liabilities	Other liabilities	65	131
Total lease liabilities		$159,897	$158,015

(1) Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.1 million as of March 31, 2021 and September 30, 2020, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Lease Term and Discount Rate	March 31, 2021	September 30, 2020
Weighted-average remaining lease term (in years):
Operating leases	9.68	9.34
Finance leases	1.58	2.05

Weighted average discount rate:
Operating leases	4.54%	4.37%
Finance leases	3.08%	3.08%

	Six Months Ended March 31,
Supplemental Disclosure of Cash Flow Information and Other Information	2021	2020
Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities (1)	$11,105	$21
Leases assets obtained in exchange for new finance lease liabilities	—	205

(1) Excludes the impact of the opening balance adjustment for the adoption of ASC 842 as of October 1, 2019 for the six months ended March 31, 2020.

Maturities of lease liabilities were as follows:

	As of March 31, 2021
Years ending September 30,	Operating Leases	Finance Leases
Remainder of 2021	$12,205	$67
2022	23,823	110
2023	19,035	23
2024	18,765	—
2025	18,993	—
2026 and thereafter	104,647	—
Total lease payments	197,468	200
Less: interest	(37,767)	(4)
Present value of lease liabilities	159,701	196
Less: current lease liabilities	(19,565)	(131)
Long-term lease liabilities	$140,136	$65

Note 11 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2021	September 30, 2020
Accounts payable	$10,571	$12,471
Accrued compensation and benefits	26,564	28,053
Other accrued expenses	11,953	11,367
Total accounts payable and accrued expenses	$49,088	$51,891

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 12 - Income Taxes

Our income tax benefit for the three months ended March 31, 2021 was $34 thousand, or 2.2% of pre-tax loss, compared to $10.8 million, or 1,632.0% of pre-tax loss, for the three months ended March 31, 2020. For the six months ended March 31, 2021, our income tax benefit was $8.0 thousand, or 1.7% of pre-tax loss, compared to $10.7 million, or 261.1% of pre-tax income, for the six months ended March 31, 2020. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance, state taxes and the impact of net operating loss carrybacks recognized in the prior year as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The balance of the valuation allowance for our deferred tax assets was $17.5 million and $17.4 million as of March 31, 2021 and September 30, 2020, respectively.

As discussed in Note 13 on “Income Taxes” in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020, during the year ended September 30, 2020, we recorded an income tax refund of approximately $11.3 million as a result of certain provisions of the CARES Act, of which $7.1 million remained outstanding as of September 30, 2020. During the six months ended March 31, 2021, we received approximately $2.7 million in refunds, leaving $4.3 million as an income tax receivable recorded in “Receivable, net” on the condensed consolidated balance sheet as of March 31, 2021. We expect to receive the remaining $4.3 million subsequent to the filing of our consolidated tax return for our fiscal 2020 later this year.

As of March 31, 2021, we continued to have a full valuation allowance against all deferred tax assets that rely upon future taxable income for their realization and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight is given to subjective evidence such as our projections for growth.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Preferred Stock
Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of March 31, 2021 and September 30, 2020, 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at March 31, 2021 and September 30, 2020.

Pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (“Accrued Dividend”). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $2.6 million during the three months ended March 31, 2021.

For further discussion of our preferred stock, see Note 15 on “Shareholders’ Equity” included in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020.

Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We did not repurchase any shares during the six months ended March 31, 2021.

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

Diluted EPS is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net income and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. The basic and diluted weighted average shares outstanding are the same for the three months and six months ended March 31, 2021 as a result of the net loss available to common shareholders and anti-dilutive impact of the potentially dilutive securities.

Subsequent to the issuance of our March 31, 2020 interim financial statements, we identified that the diluted EPS disclosures incorrectly stated that diluted EPS for the three and six months ended March 31, 2020 was calculated using the as-converted method and not the two-class method, when in fact diluted EPS was correctly calculated internally using the two-class method. The table in the disclosure summarizing the computation of diluted EPS incorrectly added back “Income allocated to participating securities” to what is equivalent to “Net income available to common shareholders” shown below and incorrectly included the corresponding 21,021 weighted average diluted participating shares outstanding in diluted shares outstanding. The disclosure errors had no impact on reported net income per diluted share for the three and six months ended

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
March 31, 2020. The disclosures below have been corrected to appropriately reflect diluted EPS under the two-class method for the three and six months ended March 31, 2020. We have concluded that these corrections were not material to the previously issued condensed consolidated financial statements for the three and six months ended March 31, 2020.

The following table summarizes the computation of basic and diluted EPS under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Basic earnings per common share:
Net (loss) income	$(1,547)	$10,142	$(464)	$14,826
Less: Preferred stock dividend declared	(1,312)	(1,309)	(2,625)	(2,632)
Net (loss) income available for distribution	(2,859)	8,833	(3,089)	12,194
Income allocated to participating securities	—	(3,759)	—	(5,336)
Net (loss) income available to common shareholders	$(2,859)	$5,074	$(3,089)	$6,858

Weighted average basic shares outstanding	32,762	28,379	32,709	27,013

Basic (loss) income per common share	$(0.09)	$0.18	$(0.09)	$0.25

Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class	Two-class
Net (loss) income available to common shareholders	$(2,859)	$5,074	$(3,089)	$6,858

Weighted average basic shares outstanding	32,762	28,379	32,709	27,013
Dilutive effect related to employee stock plans	—	265	—	307
Weighted average diluted shares outstanding	32,762	28,644	32,709	27,320

Diluted (loss) income per common share	$(0.09)	$0.18	$(0.09)	$0.25

Anti-dilutive shares excluded:
Outstanding stock-based grants	467	8	677	133
Convertible preferred stock	21,021	21,021	21,021	21,021
Total anti-dilutive shares excluded	21,488	21,029	21,698	21,154

Dilutive shares under the as-converted method(1)	54,065	49,665	54,003	48,341

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
Summary information by reportable segment was as follows:

	Postsecondary Education	Other	Consolidated
Three Months Ended March 31, 2021
Revenues	$74,846	$2,863	$77,709
Loss from operations	(1,322)	(339)	(1,661)
Depreciation and amortization (1)	3,547	22	3,569
Net loss	(1,208)	(339)	(1,547)

Three Months Ended March 31, 2020
Revenues	$78,261	$4,456	$82,717
(Loss) Income from operations	(591)	92	(499)
Depreciation and amortization (2)	2,854	27	2,881
Net income	10,050	92	10,142

Six Months Ended March 31, 2021
Revenues	$148,406	$5,428	$153,834
Loss from operations	(218)	(668)	(886)
Depreciation and amortization(1)	6,805	46	6,851
Net income (loss)	204	(668)	(464)

Six Months Ended March 31, 2020
Revenues	$161,581	$8,370	$169,951
Income (loss) from operations	4,010	(255)	3,755
Depreciation and amortization (2)	5,825	69	5,894
Net income (loss)	15,081	(255)	14,826

As of March 31, 2021
Total assets	$433,708	$6,637	$440,345

As of September 30, 2020
Total assets	$435,144	$6,837	$441,981

(1) Includes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.6 million for the three months and six months ended March 31, 2021, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
(2) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.7 million for the three months and six months ended March 31, 2020, respectively.

Note 17 - Government Regulation and Financial Aid
As discussed at length in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020, our institutions participate in a range of government-sponsored student assistance programs. The most significant of these is the federal student aid programs administered by the U.S. Department of Education (“ED”) pursuant to Title IV of the Higher Education Act (“HEA”), commonly referred to as the Title IV Programs. Generally, to participate in the Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. See “Part I, Item 1. Regulatory Environment” in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020.

State Authorization

To operate and offer postsecondary programs, and to be certified to participate in Title IV Programs, each of our institutions must obtain and maintain authorization from the state in which it is physically located (its “Home State”). To engage in recruiting or educational activities outside of its Home State, each institution also may be required to obtain and maintain authorization from the states in which it is recruiting or engaging in educational activities. The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations, and other operational matters. Some states prescribe standards of financial responsibility and mandate that institutions post surety bonds. Many states have requirements for institutions to disclose institutional data to current and prospective students, as well as to the public. And some states require that our schools meet prescribed performance standards as a condition of continued approval.

Accreditation

Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Institutional accreditation by an ED-recognized accreditor is required for an institution to be certified to participate in Title IV Programs. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (“ACCSC”), which is an accrediting agency recognized by ED. ACCSC reviews the academic quality of each institution’s instructional programs, as well as the administrative and financial operations of the institution to ensure that it has the resources necessary to perform its educational mission, implement continuous improvement processes, and support student success. Our institutions must submit annual reports, and at times, supplemental reports, to demonstrate ongoing compliance and improvement. ACCSC requires institutions to disclose certain institutional information to current and prospective students, as well as to the public, and requires that our schools and programs meet various performance standards as a condition of continued accreditation. Institutions must periodically renew their accreditation by completing a comprehensive renewal of accreditation process. See “Part I, Item 1. Regulatory Environment - Accreditation” in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020 for further details and the current status of our campus accreditation. We believe that each of our institutions is in substantial compliance with ACCSC accreditation standards.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
•The 90/10 Rule. As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to comply with the 90/10 rule. Under the current 90/10 rule, to remain eligible to participate in the federal student aid programs, a proprietary institution must derive at least 10% of their revenues for each fiscal year from sources other than Title IV Program funds. Under the American Rescue Plan Act of 2021 (“ARPA”), a proprietary institution must derive at least 10 percent of its revenue from sources other than “Federal education assistance funds.” Federal education assistance funds are defined as “[f]ederal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution.” Pursuant to ARPA, the earliest the revision to the 90/10 rule may take effect is for institutional fiscal years beginning on or after January 1, 2023.

A proprietary institution is subject to sanctions if it exceeds the 90% level for a single year, and loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs/Federal education assistance funds, as applicable, for two consecutive fiscal years.

We are currently reviewing the potential impact of the change in the 90/10 rule created under ARPA.

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

COVID-19, the CARES Act, the CRRSAA, and ARPA

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

On December 27, 2020, President Trump signed a $2.3 trillion spending bill that combined a $1.4 trillion omnibus appropriations bill for federal fiscal year 2021 with $900 billion in supplemental appropriations to provide relief for the COVID-19 pandemic. As part of the omnibus appropriations bill, Congress simplifies the Free Application for Federal Student Aid, provides a $15 million increase to the Federal Supplemental Educational Opportunity Grant program, and adds an additional $10 million for Federal Work Study. This latter piece of legislation is known as the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”). The CRRSAA extends the Paycheck Protection Program and allocates to it an additional $284.5 billion, and includes The Higher Education Emergency Relief Fund II (“HEERF II”), which makes an addition $22.7 billion available to higher education institutions to mitigate the impact of the COVID-19 pandemic. Of this amount, private, proprietary institutions are allocated approximately $681 million and may only use HEERF II funding to provide emergency financial aid grants to students. On January 14, 2021, ED made extensive guidance available regarding the administration of the HEERF II program.

On March 11, 2021, President Biden signed into law the ARPA, a $1.9 trillion economic relief package. The ARPA provides almost $40 billion in funding available to higher education institutions under the Higher Education Emergency Relief III (“HEERF III”). Of this amount, private, proprietary institutions are allocated approximately $396 million and may only use HEERF III funding to provide emergency financial aid grants to students.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
On March 31, 2021, ED published its Guide for Compliance Attestation Engagements of Proprietary Schools Expending Higher Education Emergency Relief Fund Grants (the “Guide”). We are currently reviewing the requirements of the Guide and preparing for the required audit of our HEERF expenditures.

We have reviewed and implemented many of the flexibilities created by Congress and ED’s guidance, including the opportunity to temporarily offer distance education, discussed below, and we presently are evaluating the flexibilities and funding opportunities created by the CRRSAA and ARPA. We continue to review new guidance from ED and to implement available legislative and regulatory relief as applicable.

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

We have received ACCSC approval to permanently offer blended format programs that utilize both distance and on-ground education. Additionally, we have received permanent approvals by all state agencies to offer blended format programs, with the exception of our Motorcycle and Marine programs in Orlando, Florida. We are still operating under a temporary approval for these Florida based programs as we are waiting on permanent approvals from the Florida state agency.

Note 18 - Higher Education Emergency Relief Fund Grants

Fiscal 2020 HEERF Grant for Students and Significant Changes to the Delivery of Instruction under the CARES Act

As discussed in “Note 21 - Higher Education Emergency Relief Fund under the CARES Act” in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020, in May 2020, we were granted approximately $33.0 million in HEERF funds with at least $16.5 million required to be spent for emergency grants to student and no more than $16.5 million permitted to cover institutional costs associated with significant changes to the delivery of instruction due to coronavirus. The allowable institutional costs for these institutional HEERF funds are described in “Note 21 - Higher Education Emergency Relief Fund under the CARES Act” in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020.

During the three months ended December 31, 2020, we incurred $0.9 million in allowable costs related to the changes in the delivery of instruction due to the coronavirus, thereby utilizing the remaining available funds. Of the $0.9 million incurred, $0.3 million was recorded in “Educational services and facilities” and $0.6 million was recorded in “Selling, general and administrative” on the condensed consolidated statements of operations for the three months ended December 31, 2020. The $0.9 million was drawn down prior to December 31, 2020 and was included in our “Cash and cash equivalents” on our condensed consolidated balance sheets as of December 31, 2020.

As of December 31, 2020, there were no remaining unused funds from the fiscal 2020 HEERF grant.

Fiscal 2021 HEERF II Grant for Students under the CRRSAA

As noted above, the CRRSAA includes HEERF II, which makes an additional $22.7 billion available to higher education institutions. Of this amount, private, proprietary institutions are allocated approximately $681 million. The statute permits proprietary institutions to use HEERF II funds to provide financial aid grants to students, and requires that institutions prioritize the grants to students with exceptional need, such as students who receive Pell Grants. On January 14, 2021, ED issued guidance regarding the administration of the HEERF II program. In accordance with the ED’s allocation schedule,

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
during the three months ended March 31, 2021, we were granted approximately $16.8 million for purposes of funding HEERF II student grants. As of March 31, 2021, we had not yet awarded any student grants under the HEERF II program or drawn any of the grant funds. Additionally, we intend to draw down the HEERF II funds as student grants are distributed. Therefore, none of the HEERF II funds are included in “Restricted cash” on our condensed consolidated balance sheets as of March 31, 2021.

Fiscal 2021 HEERF III Grant for Students under the ARPA

As noted above, the ARPA provides almost $40 billion in funding available to higher education institutions under the HEERF III. Of this amount, private, proprietary institutions are allocated approximately $396 million and may only use HEERF III funding to provide emergency financial aid grants to students. While we expect to receive an allocation under HEERF III, as of March 31, 2021, we have not received an allocation as the ED has not published HEERF III allocation amounts or guidance.

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

During fiscal 2020, we transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. This new blended learning format allowed us to continue to offer our programs to our students during the COVID-19 pandemic and aligns with an increasing trend of online education now being offered as individuals seek life-long learning opportunities. On campus labs have been redesigned to meet the health, safety and social distancing guidelines recommended or required by the Centers for Disease Control (“CDC”) and state and local jurisdictions, while still meeting our accreditation and curriculum requirements. The ED granted institutions temporary approval to offer distance learning through December 31, 2020. The ED has extended these flexibilities through the end of the payment period that begins after the date on which the federally-declared national emergency related to COVID-19 is rescinded. We have received approval from the Accrediting Commission of Career Schools and Colleges (“ACCSC”) to permanently offer blended format programs that utilize both distance and on-ground education. Additionally, we have received permanent approvals by all state agencies to offer blended format programs, with the exception of our Motorcycle and Marine programs in Orlando, Florida. We are still operating under a temporary approval for these Florida based programs as we are waiting on permanent approvals from the Florida state agency. We intend to offer our Automotive, Diesel, Automotive/Diesel, Motorcycle and Marine programs in a blended learning format on a permanent basis. Additionally, we continue to invest in the online delivery platform and curriculum to further enhance the student experience and student outcomes.

Overview of the Three and Six Months Ended March 31, 2021

Operations

For the three months ended March 31, 2021, we had an increase of 10.8% in our average undergraduate full-time enrollment to 11,356. Additionally, we started 2,405 new students during the three months ended March 31, 2021, which was an increase of 14.9% from the prior year comparable period, reflecting strong front-end demand across all channels.

Revenues for the three months ended March 31, 2021 were $77.7 million, a decrease of $5.0 million, or 6.1%, from the comparable period in the prior year. Revenues for the six months ended March 31, 2021 were $153.8 million, a decrease of $16.1 million, or 9.5%, from the comparable period in the prior year. Our revenues, including the three and six months ended March 31, 2021, continued to be affected by impacts of the COVID-19 pandemic. All of our campuses remained open during the six months ended March 31, 2021, however, as of March 31, 2021, there were students with catch-up lab work outstanding and a small number of others that remained exclusively online. As of March 31, 2021, approximately 10% of students were completing catch-up lab work, but over an extended period of time, while less than 1% of students had not returned to campus to complete the in-person labs and remained exclusively in the online portion of the curriculum, essentially only completing half of each course. We continue to recognize revenue ratably over the term of the course or program offered, taking into consideration those only completing the online curriculum, and the catch-up period for active students and the impact it has on expected graduation dates. As a result, as of March 31, 2021, we had deferred revenue of approximately $0.8 million. If students continue to remain on a leave of absence, withdraw, or do not make up the required in-person labs on a timely basis, our revenues could continue to be impacted in 2021.

We had a loss from operations of $1.7 million and $0.9 million during the three and six months ended March 31, 2021, respectively, compared to a loss of $0.5 million and income of $3.8 million during the three and six months ended March 31, 2020, respectively. The increase in our loss from operations during the three months ended March 31, 2021 was primarily driven by our decrease in revenue, which was partially offset by decreases in expenses such as occupancy, advertising and travel and entertainment expenses. A decrease in revenue due to effects of the COVID-19 pandemic, partially offset by decreases in compensation and benefits, occupancy, travel and entertainment and advertising costs, primarily drove the decrease in our income from operations during the six months ended March 31, 2021.

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

During the six months ended March 31, 2021 some actionable steps in executing our business strategies included:

•Announcing our plans to open two additional campus locations during fiscal 2022, including a new campus in Austin, Texas and Miami, Florida.
•We entered into a definitive agreement to acquire MIAT College of Technology (“MIAT”) from HCP & Company. MIAT currently serves approximately 1,200 students through its campuses in Canton, MI and Houston, TX. The company offers vocational and technical certificates as well as associates degrees in fields with robust and growing demand for skilled technical workers, including aviation maintenance, energy technology, wind power, robotics and automation, non-destructive testing, HVACR, and welding. The acquisition will enable us to further expand our program offerings into growing industry sections and rapidly expanding fields likely to be bolstered by technological innovation and the country’s focus on sustainable energy. The closing of the acquisition is subject to customary closing conditions.
•Announcing the expansion of our welding technology program to our Bloomfield, New Jersey campus, with classes beginning in July 2021, and our plans to further expand to two more locations in fiscal 2022.
•Announcing a new manufacturer training program with AGCO Corporation, a global leader in the design, manufacture and distribution of agricultural machinery and solutions. The Fendt® Technician Academy will launch at our Lisle, Illinois campus in Fall 2021.

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

In addition, we continue to pursue other strategic opportunities that align with our core business strategies.

Regulatory Environment

See Note 17 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	52.1%	51.9%
Selling, general and administrative	50.0%	48.7%
Total operating expenses	102.1%	100.6%
Loss from operations	(2.1)%	(0.6)%
Interest income	—%	0.4%
Interest expense	—%	—%
Other income (expense), net	0.1%	(0.6)%
Total other income (expense), net	0.1%	(0.2)%
Loss before income taxes	(2.0)%	(0.8)%
Income tax benefit	—%	13.1%
Net (loss) income	(2.0)%	12.3%
Preferred stock dividends	1.7%	1.6%
(Loss) income available for distribution	(3.7)%	10.7%

Revenues

Revenues for the three months ended March 31, 2021 were $77.7 million, a decrease of $5.0 million, or 6.1%, as compared to revenues of $82.7 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, we had a 10.8% increase in our average full-time student enrollment and a 14.9% increase in new student starts reflecting strong front-end demand across all channels. However, our revenue recognized for active students during the period has been impacted by overall lower average revenue per student driven by the pace in which students are progressing through their programs and by students retaking courses previously completed or attempted, primarily due to the impacts of COVID-19.

Additionally, as a result of the catch-up labs not yet completed, as of March 31, 2021 we had deferred revenue of $0.8 million. We recognized $1.8 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended March 31, 2021 as compared to $1.7 million for the three months ended March 31, 2020.

Educational services and facilities expenses

Educational services and facilities expenses were $40.5 million for the three months ended March 31, 2021, which represents a decrease of $2.4 million as compared to $42.9 million for the three months ended March 31, 2020.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Three Months Ended March 31,
	2021	2020
Salaries expense	$19,008	$18,770
Employee benefits and tax	2,664	3,387
Bonus expense	389	195
Stock-based compensation	39	18
Compensation and related costs	22,100	22,370
Occupancy costs	7,449	9,513
Depreciation and amortization expense	3,388	3,039
Supplies and maintenance expense	2,541	2,430
Taxes and licensing expense	885	651
Student expense	767	896
Contract services expense	598	891
Other educational services and facilities expense	2,752	3,119
Total educational services and facilities expense	$40,480	$42,909

Compensation and related costs remained relatively consistent for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Occupancy costs decreased by $2.1 million for the three months ended March 31, 2021. The decrease was primarily attributed to cost reductions from closing our Norwood, Massachusetts campus, downsizing our Exton, Pennsylvania and Sacramento, California campuses, and purchasing our Avondale, Arizona campus in December 2020.

Depreciation and amortization expense increased $0.3 million for the three months ended March 31, 2021 primarily due to the purchase of our Avondale, Arizona campus in December 2020.

Other educational services and facilities expense decreased by $0.4 million for the three months ended March 31, 2021, primarily due to a decrease of $0.2 million in expenses related to our accrued tool sets and decreased travel and entertainment costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 were $38.9 million. This represents a decrease of $1.4 million, as compared to $40.3 million for the three months ended March 31, 2020.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2021	2020
Salaries expense	$13,918	$13,684
Employee benefits and tax	2,551	3,155
Bonus expense	3,164	2,951
Stock-based compensation	1,270	975
Compensation and related costs	20,903	20,765
Advertising expense	10,592	11,564
Contract services expense	1,692	1,182
Professional services expense	1,582	1,004
Depreciation and amortization expense	181	197
Other selling, general and administrative expenses	3,940	5,595
Total selling, general and administrative expenses	$38,890	$40,307

Compensation and related costs remained relatively consistent for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Advertising expense decreased by $1.0 million for the three months ended March 31, 2021, primarily due to timing of spend and targeted cost-efficient marketing efforts, with a shift away from television advertising toward digital media.

Contract services and professional services expenses increased $0.5 million and $0.6 million, respectively, for the three months ended March 31, 2021. The increases were primarily due to costs incurred related to our growth and diversification initiatives, including the announced acquisition of MIAT.

Other selling, general and administrative expenses decreased by $1.7 million for the three months ended March 31, 2021. The overall decrease was primarily due to decreases in travel and entertainment of $0.7 million, occupancy costs of $0.3 million due to relocating and downsizing our headquarters, bad debt expense of $0.3 million, and nominal decreases in taxes and licensing, employment advertising and recruitment due to overall cost control measures.

Income taxes
Our income tax benefit for the three months ended March 31, 2021 was $34.0 thousand, or 2.2% of pre-tax loss, compared to income tax benefit of $10.8 million, or 1,632.0% of pre-tax loss, for the three months ended March 31, 2020. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance, state taxes and the impact of net operating loss carrybacks recognized in the prior year as a result of the CARES Act. We recorded a full valuation allowance against the deferred tax assets as of March 31, 2021 and March 31, 2020.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we recorded a preferred stock cash dividend of $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

Net (loss) income available for distribution

Net (loss) income available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a net loss available for distribution for the three months ended March 31, 2021 of $2.9 million and net income available for distribution of $8.8 million for the three months ended March 31, 2020.

Results of Operations: Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Six Months Ended March 31,
	2021	2020
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	51.9%	50.5%
Selling, general and administrative	48.7%	47.3%
Total operating expenses	100.6%	97.8%
(Loss) income from operations	(0.6)%	2.2%
Interest income	—%	0.4%
Interest expense	—%	—%
Other income (expense), net	0.2%	(0.2)%
Total other income, net	0.2%	0.2%
(Loss) income before income taxes	(0.3)%	2.4%
Income tax benefit	—%	6.3%
Net (loss) income	(0.3)%	8.7%
Preferred stock dividends	1.7%	1.6%
(Loss) income available for distribution	(2.0)%	7.1%

Revenues

Revenues for the six months ended March 31, 2021 were $153.8 million, a decrease of $16.1 million, or 9.5%, as compared to revenues of $170.0 million for the six months ended March 31, 2020. During the six months ended March 31, 2021, we had a 6.1% increase in our average full-time student enrollment and a 17.5% increase in new student starts, reflecting strong front-end demand across all channels. However, our revenue recognized for active students during the period has been impacted by overall lower average revenue per student driven by the pace in which students are progressing through their programs and by students retaking courses previously completed or attempted, primarily due to the impacts of COVID-19. Additionally, as a result of the catch-up labs not yet completed, as of March 31, 2021 we had deferred revenue of $0.8 million. We recognized $3.5 million on an accrual basis related to revenues and interest under our proprietary loan program for the six months ended March 31, 2021, and 2020, respectively.

Educational services and facilities expenses

Educational services and facilities expenses were $79.8 million for the six months ended March 31, 2021, which represents a decrease of $6.0 million as compared to $85.8 million for the six months ended March 31, 2020.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Six Months Ended March 31,
	2021	2020
Salaries expense	$36,844	$37,854
Employee benefits and tax	5,636	6,428
Bonus expense	843	566
Stock-based compensation	65	18
Compensation and related costs	43,388	44,866
Occupancy costs	15,717	19,351
Depreciation and amortization expense	6,453	6,005
Supplies and maintenance expense	4,799	4,887
Student expense	2,151	1,501
Contract services expense	1,294	1,600
Taxes and licensing expense	1,274	1,305
Other educational services and facilities expense	4,735	6,270
Total educational services and facilities expense	$79,811	$85,785

Compensation and related costs decreased $1.5 million for the six months ended March 31, 2021.

•Salaries expense decreased $1.0 million for the six months ended March 31, 2021 primarily due to a decrease in instructor salaries resulting from lower instructor headcount.
•Employee benefits and tax decreased $0.8 million for six months ended March 31, 2021. The decrease was primarily due to lower medical claims expense.

Occupancy costs decreased $3.6 million for the six months ended March 31, 2021. The decrease was primarily attributed to cost reductions from closing our Norwood, Massachusetts campus, downsizing our Exton, Pennsylvania and Sacramento, California campuses, and purchasing our Avondale, Arizona campus in December 2020.

Depreciation and amortization expense increased $0.4 million for the six months ended March 31, 2021 primarily due to the purchase of our Avondale, Arizona campus in December 2020.

Other educational services and facilities expense decreased $1.5 million primarily due to a decrease of $0.7 million in expenses related to our accrued tool sets, and broad decreases related to travel and entertainment costs, MSAT related expenses, and other expenses as a result of cost control measures implemented. Additionally, the six months ended March 31, 2021 includes a $0.3 million credit for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus. The allowable costs are included in the relevant line items above. See Note 18 of the notes to the condensed consolidated financial statements herein for a discussion on the Higher Education Emergency Relief Fund (“HEERF”) established under the CARES Act.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended March 31, 2021 were $74.9 million. This represents a decrease of $5.5 million, as compared to $80.4 million for the six months ended March 31, 2020.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Six Months Ended March 31,
	2021	2020
Salaries expense	$27,872	$29,354
Employee benefits and tax	5,402	6,251
Bonus expense	6,613	6,955
Stock-based compensation	1,792	989
Compensation and related costs	41,679	43,549
Advertising expense	19,622	21,017
Contract services expense	2,915	2,302
Professional services expense	2,528	2,023
Depreciation and amortization expense	398	567
Other selling, general and administrative expenses	7,767	10,953
Total selling, general and administrative expenses	$74,909	$80,411

Compensation and related costs decreased $1.9 million for the six months ended March 31, 2021:

•Salaries expense decreased by $1.5 million for the six months ended March 31, 2021. The decrease was primarily due to severance expense related to the retirement of Kimberly J. McWaters, our former President and Chief Executive Officer, in the six months ended March 31, 2020.
•Employee benefits and tax decreased $0.8 million for the six months ended March 31, 2021. The decrease was primarily due to lower medical claims expense.

Advertising expense decreased $1.4 million for the six months ended March 31, 2021, primarily due to timing of spend and targeted cost-efficient marketing efforts, with a shift away from television advertising toward digital media.

Contract services expense increased $0.6 million and professional services expense increased $0.5 million for the six months ended March 31, 2021. The increases were primarily due to costs incurred related to our growth and diversification initiatives, including the announced acquisition of MIAT.

Other selling, general and administrative expenses decreased $3.2 million primarily due to decreases of $1.6 million in travel and entertainment costs and $0.5 million in occupancy costs due to relocating and downsizing our headquarters. Additionally, the six months ended March 31, 2021 includes a $0.6 million credit for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus. The allowable costs are included in the relevant line items above. See Note 18 of the notes to the condensed consolidated financial statements herein for a discussion on the HEERF funds.

Income taxes
Our income tax benefit for the six months ended March 31, 2021 was $8.0 thousand, or 1.7% of pre-tax loss, compared to $10.7 million, or 261.1% of pre-tax income, for the six months ended March 31, 2020. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. We recorded a full valuation allowance against the deferred tax assets as of March 31, 2021 and March 31, 2020. The significant decrease in the valuation allowance for the six months ended March 31, 2020, and the related income tax benefit, was primarily attributable to the carryback of NOLs under the provisions of the CARES Act and the adoption of ASC 842 as of October 1, 2019.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded and paid a preferred stock cash dividend of $2.6 million for the six months ended March 31, 2021 and 2020, respectively.

Net (loss) income available for distribution

Net (loss) income available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a net loss available for distribution for the six months ended March 31, 2021 of $3.1 million and net income available for distribution of $12.2 million for the six months ended March 31, 2020.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three months and six months ended March 31, 2021 were $2.0 million and $6.3 million, respectively, compared to $2.2 million and $10.0 million for the three months and six months ended March 31, 2020, respectively. We define EBITDA as net income (loss) for the year, before interest (income) expense, income tax (benefit) expense, and depreciation and amortization.

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

EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net (loss) income	$(1,547)	$10,142	$(464)	$14,826
Interest income	(8)	(347)	(62)	(683)
Interest expense	1	3	3	3
Income tax benefit	(34)	(10,804)	(8)	(10,720)
Depreciation and amortization(1)	3,569	3,230	6,851	6,572
EBITDA	$1,981	$2,224	$6,320	$9,998

(1) Includes depreciation of training equipment obtained in exchange for services of $0.3 million for the three months ended March 31, 2021 and 2020 and $0.6 million and $0.7 million for the six months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as announced growth and diversification initiatives through the next 12 months. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation of new programs, such as welding, in existing markets with under-utilized campus facilities.

Our aggregate cash and cash equivalents were $59.0 million as of March 31, 2021, a decrease of $17.8 million from September 30, 2020. Additionally, we had short-term held-to-maturity investments of $19.5 million and $38.1 million as of March 31, 2021 and September 30, 2020, respectively. We had no long-term debt outstanding as of March 31, 2021 or September 30, 2020.

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

As previously noted, we purchased our Avondale, Arizona campus at the end of December 2020, for approximately $45.2 million, including closing costs and other fees. Due to the timing of the close for the Avondale building, we used available operating cash for the purchase. We continue to explore potential financing opportunities for the Avondale, Arizona campus to increase available capital.

Additionally, on March 29, 2021, we entered into a definitive agreement to acquire MIAT from HCP & Company for a purchase price not to exceed $26.0 million in cash, subject to certain adjustments. The closing is subject to customary closing conditions, including the receipt of a Pre-Acquisition Review Response from the United States Department of Education that does not contain certain letter of credit requirements or operational restrictions and ACCSC approvals. We intend to use cash on hand to pay the consideration contemplated under the definitive agreement.

We currently do not pay a cash dividend on our common stock. We paid a preferred stock cash dividends of $2.6 million during the six months ended March 31, 2021.

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

During the year ended September 30, 2020, due to the COVID-19 pandemic, we transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. All of our campuses have remained open during the first six months of our fiscal 2021. If a significant number of students take a leave of absence, withdraw, or do not make-up the required in-person lab work on a timely basis, our cash generated from operations could be impacted in fiscal 2021.

Operating Activities

Our net cash provided by operating activities was $17.5 million and $10.9 million for the six months ended March 31, 2021 and 2020, respectively.

Net loss, after adjustments for non-cash items, provided cash of $16.7 million. The non-cash items included $8.1 million for amortization of right-of-use assets for operating leases, $6.9 million for depreciation and amortization expense and $1.8 million for stock-based compensation expense.

Changes in operating assets and liabilities provided cash of $0.8 million primarily due to the following:

•The decrease in receivables provided cash of $12.3 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The decrease in income tax receivable provided cash of $2.7 million and was primarily attributable to receiving an income tax refund as a result of the CARES Act.

•Changes in our operating lease liability as a result of rent payments used cash of $9.2 million.
•The increase in prepaid expenses used cash of $3.0 million primarily due to prepayments for insurance and rent.
•The decrease in accounts payable and accrued expenses used cash of $1.5 million primarily related to the timing of payments to vendors and for payroll and bonus.

Net income, after adjustments for non-cash items, for the six months ended March 31, 2020 provided cash of $35.1 million. The non-cash items included $11.8 million for amortization of right-of-use assets for operating leases, $5.9 million for depreciation and amortization expense and $1.0 million for stock-based compensation expense.

Changes in operating assets and liabilities used cash of $24.2 million primarily due to the following:

•The decrease in the lease liability resulted in a cash outflow of $12.7 million for rent payments.
•The increase in the income taxes receivable used cash of $10.9 million and was primarily attributable to recording an income tax receivable of $11.3 million as a result of the CARES Act.
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
•The decrease in receivable provided cash of $3.1 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students..

Investing Activities

During the six months ended March 31, 2021, cash used in investing activities was $31.6 million. The cash outflow was primarily related to the purchase of property and equipment of $49.9 million, of which $45.2 million related to the purchase of the building at our Avondale, Arizona campus location, partially offset by proceeds from maturities of held-to-maturity securities of $18.2 million.

During the six months ended March 31, 2020, cash used in investing activities was $46.6 million. The cash outflow was primarily related to the purchase of held-to-maturity investments with a portion of the proceeds received from a public offering of our common stock in February 2020.

Financing Activities

During the six months ended March 31, 2021, cash used in financing activities was $3.1 million and related primarily to the payment of payroll taxes on stock-based compensation through shares withheld and the semi-annual payment of preferred stock dividends of $2.6 million.

During the six months ended March 31, 2020, cash provided by financing activities was $45.9 million and related primarily to the net proceeds received from the public offering of our common stock in February 2020, offset by our semi-annual payment of preferred stock dividends of $2.6 million.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies in the six months ended March 31, 2021 from those previously disclosed in Part II, Item 7 of our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020.

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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2021 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2021.
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
2.1*#
Stock Purchase Agreement by and among HCP ED Holdings, LLC, HCP ED Holdings, Inc., Michigan Institute of Aeronautics, Inc. D/B/A MIAT College of Technology, and Universal Technical Institute, Inc. dated March 29, 2021.

3.1*	Fifth Amended and Restated Certificate of Incorporation of Universal Technical Institute, Inc. dated February 26, 2021.
3.2*	Fourth Amended and Restated Bylaws of Universal Technical Institute Inc., a Delaware Corporation (as amended on February 26, 2021).
10.1	Universal Technical Institute, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

*     Filed herewith.
+     Furnished herewith.
#    Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	May 7, 2021	By:	/s/ Jerome A. Grant
		Name:	Jerome A. Grant
		Title:	Chief Executive Officer (Principal Executive Officer)