Form 10-Q
period 2021-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2021-08-03
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 31, 2021, there were 32,824,707 shares outstanding of the registrant's common stock.

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
•failure to comply with the restrictive convenants and our ability to pay the amounts when due under the Credit Agreement; and
•risks related to other factors discussed in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020 (the “2020 Annual Report on Form 10-K”), including those described in Item 1A. “Risk Factors.”

The factors above are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Among the factors that could cause actual results to differ materially are the factors discussed under
ii

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	June 30, 2021	September 30, 2020
Assets
Cash and cash equivalents	$102,856	$76,803
Restricted cash	11,924	12,116
Held-to-maturity investments	250	38,055
Receivables, net	25,611	35,411
Notes receivable, current portion	5,441	5,184
Prepaid expenses	7,409	6,121
Other current assets	8,395	6,489
Total current assets	161,886	180,179
Property and equipment, net	117,490	72,743
Goodwill	8,222	8,222
Notes receivable, less current portion	29,952	27,609
Right-of-use assets for operating leases	147,596	144,663
Other assets	9,864	8,565
Total assets	$475,010	$441,981
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$50,659	$51,891
Dividends payable	1,313	—
Deferred revenue	41,993	40,694
Accrued tool sets	3,454	3,148
Operating lease liability, current portion	19,999	23,666
Long term debt, current portion	918	129
Other current liabilities	2,009	2,112
Total current liabilities	120,345	121,640
Deferred tax liabilities, net	674	674
Operating lease liability	138,999	134,089
Long-term debt	30,065	131
Other liabilities	7,730	8,925
Total liabilities	297,813	265,459
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 32,907 and 32,730 shares issued	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 700 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	141,787	141,002
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 82 shares as of June 30, 2021 and September 30, 2020	(365)	(365)
Retained deficit	(32,729)	(32,971)
Accumulated other comprehensive income (loss)	(352)	—
Total shareholders’ equity	177,197	176,522
Total liabilities and shareholders’ equity	$475,010	$441,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$83,768	$54,483	$237,602	$224,434
Operating expenses:
Educational services and facilities	42,238	32,476	122,049	118,261
Selling, general and administrative	38,478	35,786	113,387	116,197
Total operating expenses	80,716	68,262	235,436	234,458
Income (loss) from operations	3,052	(13,779)	2,166	(10,024)
Other income:
Interest income	11	218	73	901
Interest expense	(130)	(2)	(133)	(5)
Other income (expense), net	153	316	508	(13)
Total other income, net	34	532	448	883
Income (loss) before income taxes	3,086	(13,247)	2,614	(9,141)
Income tax (expense) benefit	(86)	(21)	(78)	10,699
Net income (loss)	$3,000	$(13,268)	$2,536	$1,558
Preferred stock dividends	1,313	1,309	3,938	3,941
Net income (loss) available for distribution	$1,687	$(14,577)	$(1,402)	$(2,383)

Earnings per share (See Note 17 ):
Net income (loss) per share - basic	$0.03	$(0.45)	$(0.04)	$(0.08)
Net income (loss) per share - diluted	$0.03	$(0.45)	$(0.04)	$(0.08)

Weighted average number of shares outstanding:
Basic	32,821	32,607	32,746	28,871
Diluted	33,036	32,607	32,746	28,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$3,000	$(13,268)	$2,536	$1,558
Other comprehensive income (loss):
Unrealized loss on derivative contract	(352)	—	(352)	—
Comprehensive income (loss)	$2,648	$(13,268)	$2,184	$1,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2020	32,730	$3	700	$—	$141,002	$68,853	(82)	$(365)	$(32,971)	$—	$176,522
Net income	—	—	—	—	—	—	—	—	1,083	—	1,083
Cumulative effect from adoption of ASC 326	—	—	—	—	—	—	—	—	1,644	—	1,644
Issuance of common stock under employee plans	66	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(29)	—	—	—	(178)	—	—	—	—	—	(178)
Stock-based compensation	—	—	—	—	548	—	—	—	—	—	548
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,313)	—	(1,313)
Balance as of December 31, 2020	32,767	$3	700	$—	$141,372	$68,853	(82)	$(365)	$(31,557)	$—	$178,306
Net loss	—	—	—	—	—	—	—	—	(1,547)	—	(1,547)
Issuance of common stock under employee plans	164	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(35)	—	—	—	(223)	—	—	—	—	—	(223)
Stock-based compensation	—	—	—	—	1,234	—	—	—	—	—	1,234
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,312)	—	(1,312)
Balance as of March 31, 2021	32,896	$3	700	$—	$142,383	$68,853	(82)	$(365)	$(34,416)	$—	$176,458
Net income	—	—	—	—	—	—	—	—	3,000	—	3,000
Issuance of common stock under employee plans	11	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	(596)	—	—	—	—	—	(596)
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,313)	—	(1,313)
Unrealized loss on derivative contract	—	—	—	—	—	—	—	—	—	(352)	(352)
Balance as of June 30, 2021	32,907	$3	700	$—	$141,787	$68,853	(82)	$(365)	$(32,729)	$(352)	$177,197

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,536	$1,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,470	8,821
Amortization of right-of-use assets for operating leases	11,856	18,163
Bad debt expense	1,025	1,138
Stock-based compensation	1,186	1,509
Deferred income taxes	—	345
Training equipment credits earned, net	504	503
Unrealized loss on derivative contract	(352)	—
Other (losses) gains, net	(330)	8
Changes in assets and liabilities:
Receivables	6,093	(13,917)
Prepaid expenses	(4,906)	(1,591)
Other assets	(773)	40
Notes receivable	(956)	1,115
Accounts payable and accrued expenses	(1,693)	12,494
Deferred revenue	1,299	(9,973)
Income tax receivable	2,522	(11,070)
Accrued tool sets and other current liabilities	1,122	1,030
Operating lease liability	(13,546)	(19,264)
Other liabilities	(1,274)	(1,026)
Net cash provided by (used in) operating activities	14,783	(10,117)
Cash flows from investing activities:
Purchase of held-to-maturity securities	—	(41,562)
Proceeds from maturities of held-to-maturity securities	37,401	9,761
Purchase of property and equipment	(54,245)	(7,190)
Proceeds from insurance policy	—	1,566
Proceeds from disposal of property and equipment	6	48
Return of capital contribution from unconsolidated affiliate	226	190
Net cash used in investing activities	(16,612)	(37,187)
Cash flows from financing activities:
Proceeds from term loan	31,150	—
Debt issuance costs related to the term loan	(272)	—
Proceeds from equity offering	—	49,137
Payment of preferred stock cash dividend	(2,625)	(2,632)
Payments on term loan and finance leases	(162)	(68)
Payment of payroll taxes on stock-based compensation through shares withheld	(401)	(527)
Net cash provided by financing activities	27,690	45,910
Change in cash, cash equivalents and restricted cash	25,861	(1,394)
Cash and cash equivalents, beginning of period	76,803	65,442
Restricted cash, beginning of period	12,116	15,113
Cash, cash equivalents and restricted cash, beginning of period	88,919	80,555
Cash and cash equivalents, end of period	102,856	59,956
Restricted cash, end of period	11,924	19,205
Cash, cash equivalents and restricted cash, end of period	$114,780	$79,161

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Income taxes refunded	$(2,443)	$(172)
Interest paid	133	5
Training equipment obtained in exchange for services	400	279
Depreciation of training equipment obtained in exchange for services	922	1,011
Change in accrued capital expenditures during the period	(621)	313
CARES Act funds received for student emergency grants (See Note 20)	11,902	16,565
CARES Act funds disbursed for student emergency grants (See Note 20)	(11,528)	(11,012)
CARES Act funds received for institutional costs (See Note 20)	2,677	—
CARES Act funds for institutional costs included in Receivables, net	—	5,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of the Business

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time enrollment and graduates. We also provide programs for welders and computer numeric control (“CNC”) machining technicians. We offer certificate, diploma or degree programs at 12 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute, Marine Mechanics Institute and NASCAR Technical Institute. We also offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Founded in 1965, we have provided technical education for more than 56 years and have graduated more than 225,000 technicians.

We work closely with over 35 original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), as well as from various veterans benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 20 on “Government Regulation and Financial Aid” included in our 2020 Annual Report on Form 10-K filed with the SEC on December 3, 2020 (the “2020 Annual Report on Form 10-K”).

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K.

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

Other than described below, there have been no other material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in Note 2 of our 2020 Annual Report on Form 10-K.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
New Significant Accounting Policy for Derivative Financial Instruments

On occasion, we may use interest rate swaps to manage interest rate risk and limit the impact of future interest rate changes on earnings and cash flows, primarily with variable-rate debt. We do not use derivative financial instruments for trading or speculative purposes. We recognize all derivatives at fair value within the line items “Other current assets,” “Other assets,” “Other current liabilities,” and “Other liabilities” on the condensed consolidated balance sheet. Management reviews our derivative positions and overall risk management strategy on a regular basis. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes.

We may choose to designate our derivative financial instruments, which are generally interest rate swaps, to hedge future interest payments on variable debt. At inception of the transaction, we formally designate and document the derivative financial instrument as a hedge of a specific underlying exposure, the risk management objective, and strategy for undertaking the hedge transaction. We formally assess both at inception and at least quarterly thereafter, the effectiveness of our hedging transactions. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative financial instruments will generally be offset by the changes in the cash flows or fair value of the underlying exposures being hedged.

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income (loss)” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income (loss)” is recognized in “Interest expense” in the condensed consolidated statements of operations.

See Note 13 for additional disclosures related to our derivative financial instruments.

Reclassifications

Due to the new term loan that was executed during the three months ended June 30, 2021, which is described in further detail in Note 12, we added two new lines to the condensed consolidated balance sheet: “Long-term debt, current portion,” and “Long-term debt.” We have presented both the liabilities related to the term loan and finance leases in these new lines as of June 30, 2021. For the period ended September 30, 2020, $0.1 million of short-term finance lease liabilities was reclassified from “Other current liabilities” to “Long-term debt, current portion” and long-term finance lease liabilities of $0.1 million were reclassified from “Other liabilities” to “Long-term debt” on the condensed consolidated balance sheet for comparable presentation.

Note 3 - Recent Accounting Pronouncements

Effective in Fiscal 2021

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

Other

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. This new guidance only applies to contracts and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in ASU 2020-04 do not apply to contract modifications made after December 31, 2022. Given the interest rate for our new term loan (which is further described in Note 12) references LIBOR, we are currently evaluating the new reference rate reform practical expedients and will consider adopting this guidance when we are required to modify our contract for the discontinuation of LIBOR.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
We provide postsecondary education and other services in the same geographical market, the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent among our various postsecondary education programs. See Note 18 for disaggregated segment revenue information.
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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	June 30, 2021	September 30, 2020
Receivables, which includes tuition and notes receivable	$50,145	$53,144
Deferred revenue	41,993	40,694
During the nine months ended June 30, 2021, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.
Transaction Price Allocated to the Remaining Performance Obligations
Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our undergraduate programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration.

Impacts of COVID-19

As previously noted, during the year ended September 30, 2020, we transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs so that our students could continue their education during the COVID-19 pandemic. On-campus labs are designed to meet the current national guidelines recommended by the Centers for Disease Control (“CDC”) as well as state and local mandates, while still meeting our accreditation and curriculum requirements.

All of our campuses remained open during the nine months ended June 30, 2021, and as of June 30, 2021, all students were back in person for labs at our campuses with less than 1% of students with catch-up lab work outstanding. As a result, during the three months ended June 30, 2021, we recognized the remaining $0.8 million of deferred revenue outstanding and had zero deferred revenue related to the impact of COVID-19 as of June 30, 2021 as the deferral would not have been material to the condensed consolidated financial statements.

Note 5 - Investments

During the second quarter of 2020, we raised approximately $49.5 million in net proceeds from an underwritten public offering of shares of our common stock. See Note 15 on “Shareholders’ Equity - Equity Offering” included in our 2020 Annual Report on Form 10-K for further details on the equity offering. These proceeds, along with our existing cash balance at that time, resulted in a total cash balance well in excess of our near-term cash needs at that time. As a result, we invested a portion of the excess cash in held-to-maturity securities, which primarily consist of corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intention to hold these investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity at June 30, 2021 and September 30, 2020 were as follows:

	June 30, 2021
		Gross Unrealized		Estimated Fair
Due in less than 1 year:	Amortized Cost	Gains	Losses	Market Value
Corporate and municipal bonds	$250	$—	$—	$250

	September 30, 2020
		Gross Unrealized		Estimated Fair
Due in less than 1 year:	Amortized Cost	Gains	Losses	Market Value
Corporate and municipal bonds	$38,055	$10	$(33)	$38,032

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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$61,840	$61,840	$—	$—
Notes receivable(2)	35,393	—	—	35,393
Municipal bonds and other(3)	250	250	—	—
Total assets at fair value on a recurring basis	$97,483	$62,090	$—	$35,393

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

(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheet as of June 30, 2021 and September 30, 2020.
(2) Notes receivable relate to our proprietary loan program.
(3) Corporate bonds, municipal bonds and other are reflected as “Held-to-maturity investments” in our condensed consolidated balance sheet as of June 30, 2021 and September 30, 2020.

Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2021	September 30, 2020
Land (1)	—	$8,355	$3,189
Buildings and building improvements (1)	3-35	68,305	28,046
Leasehold improvements	1-28	64,320	62,899
Training equipment	3-10	91,032	91,731
Office and computer equipment	3-10	31,536	33,524
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	11,959	11,951
Vehicles	5	1,460	1,502
Right-of-use assets for finance leases	2-3	359	359
Construction in progress	—	7,000	2,213
		304,018	255,106
Less: Accumulated depreciation and amortization		(186,528)	(182,363)
		$117,490	$72,743

(1) During the nine months ended June 30, 2021, land and buildings and building improvements increased due to the purchase of the building and land at our Avondale, Arizona campus location. The total purchase price was approximately $45.2 million, of which $5.1 million was allocated to land and $40.1 million was allocated to buildings and building improvements based upon the appraised values.

Note 8 - Goodwill
Our goodwill balance of $8.2 million as of June 30, 2021 resulted from the acquisition of our motorcycle and marine education business in Orlando, Florida in 1998 and relates to our Postsecondary Education segment. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified. There were no indicators of goodwill impairment as of June 30, 2021.

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

Investment in unconsolidated affiliate consisted of the following and is included within “Other assets” on our condensed consolidated balance sheets:

	June 30, 2021		September 30, 2020
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,594	28.0%	$4,494	28.0%

Investment in unconsolidated affiliate included the following activity during the period:

	Nine Months Ended June 30,
	2021	2020
Balance at beginning of period	$4,494	$4,338
Equity in earnings of unconsolidated affiliate	326	311
Return of capital contribution from unconsolidated affiliate	(226)	(190)
Balance at end of period	$4,594	$4,459

Note 10 - Leases
As of June 30, 2021, we leased 9 of our 12 campuses and our corporate headquarters under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 8 to 20 years and expire at various dates through 2031. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of June 30, 2021, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

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

The components of lease expense are included in “Educational services and facilities” and “Selling, general and administrative” on the condensed consolidated statement of operations, with the exception of interest on lease liabilities, which is included in “Interest expense.” The components of lease expense during the three and nine months ended June 30, 2021 and 2020 were as follows:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease Expense	2021	2020	2021	2020
Operating lease expense(1)	$5,547	$7,494	$17,137	$22,478
Finance lease expense:
Amortization of leased assets	32	32	97	70
Interest on lease liabilities	2	2	5	5
Variable lease expense	947	1,090	2,804	3,269
Sublease income	(119)	(145)	(365)	(653)
Total net lease expense	$6,409	$8,473	$19,678	$25,169

(1)     Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three and nine months ended June 30, 2021 and 2020.

Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2021	September 30, 2020
Assets:
Operating lease assets	Right-of-use assets for operating leases	$147,596	$144,663
Finance lease assets	Property and equipment, net(1)	160	257
Total leased assets		$147,756	$144,920

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$19,999	$23,666
Finance lease liabilities	Long-term debt, current portion	122	129
Noncurrent
Operating lease liabilities	Operating lease liability	138,999	134,089
Finance lease liabilities	Long-term debt	42	131
Total lease liabilities		$159,162	$158,015

(1)     Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.1 million as of June 30, 2021 and September 30, 2020, respectively.

Lease Term and Discount Rate	June 30, 2021	September 30, 2020
Weighted-average remaining lease term (in years):
Operating leases	9.48	9.34
Finance leases	1.34	2.05

Weighted average discount rate:
Operating leases	4.56%	4.37%
Finance leases	3.08%	3.08%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended June 30,
Supplemental Disclosure of Cash Flow Information and Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,546	$19,264
Financing cash flows from finance leases	96	68

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities (1)	$14,789	$3,099
Leases assets obtained in exchange for new finance lease liabilities	—	215
(1)     Excludes the impact of the opening balance adjustment for the adoption of ASC 842 as of October 1, 2019 for the nine months ended June 30, 2020.

Maturities of lease liabilities were as follows:

	As of June 30, 2021
Years ending September 30,	Operating Leases	Finance Leases
Remainder of 2021	$6,207	$34
2022	24,241	110
2023	19,464	23
2024	19,208	—
2025	19,450	—
2026 and thereafter	107,409	—
Total lease payments	195,979	167
Less: interest	(36,981)	(3)
Present value of lease liabilities	158,998	164
Less: current lease liabilities	(19,999)	(122)
Long-term lease liabilities	$138,999	$42

Note 11 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2021	September 30, 2020
Accounts payable	$12,646	$12,471
Accrued compensation and benefits	26,958	28,053
Other accrued expenses	11,055	11,367
Total accounts payable and accrued expenses	$50,659	$51,891

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 12 - Debt

	June 30, 2021			September 30, 2020
	Interest Rate	Maturity Date	Carrying Value of Debt (4)	Carrying Value of Debt (4)
Term Loan(1)	2.09%	May 2028	$31,084	$—
Finance leases(2)	3.08%	Various	164	260
Total debt			31,248	260
Debt issuance costs presented with debt (3)			(265)	—
Total debt, net			30,983	260
Less: current portion of long-term debt			(918)	(129)
Long-term debt			$30,065	$131

(1)     Interest on the Term Loan (as defined below) accrues at annual rate equal to the LIBOR plus 2.0%.
(2)    Our finance leases include finance lease arrangements related to various equipment with a weighted-average annual interest rate of approximately 3.08%, which mature in varying installments between 2021 and 2023. See Note 10 for additional details on our finance leases.
(3)    The unamortized debt issuance costs as of June 30, 2021 relate entirely to the Term Loan.
(4)    Our Term Loan and finance leases bear interest at rates commensurate with market rates and therefore the respective carrying values approximate fair value.

Term Loan

In connection with the Avondale, Arizona building purchase in December 2020, we entered into a Credit Agreement with Fifth Third Bank, National Association (the “Lender”) on May 12, 2021 in the maximum principal amount of $31.2 million with a maturity of seven years (the “Term Loan”). The Term Loan bears interest at the rate of LIBOR plus 2.0%. Principal and interest payments are due monthly. The Term Loan is secured by a first priority lien on our Avondale, Arizona property, including all land and improvements. Additionally, on May 12, 2021, we entered into an interest rate swap agreement with the Lender that effectively fixes the interest rate on 50% of the principal amount of the Term Loan, or approximately $15.6 million, at 3.5% for the entire loan term. See Note 13 below for further discussion on the interest rate swap.

We are subject to customary affirmative and negative covenants under the Credit Agreement, including, without limitation, certain reporting obligations and certain limitations on restricted payments, and limitations on liens, encumbrances and indebtedness. The Term Loan is also subject to certain financial maintenance covenants. The debt service coverage ratio shall not be less than 1.25 to 1.00 and is defined as the ratio of the sum of consolidated income (loss) for the year, to the extent deducted in determining income for such period, before income taxes, interest expense, amortization, depreciation and other non-cash charges including net stock-based compensation, fees and expenses related to potential acquisitions and expansion of operations and certain non-recurring charges, including relating to restructuring, business optimization and diversification strategy, less any extraordinary non-recurring gains, interest income and non-cash gains (“Consolidated EBITDA”) (less dividends payable on our Series A Preferred Stock) and other extraordinary items to the current portion of long-term debt and interest paid during the period being measured (which commences on September 30, 2021 and is tested annually thereafter on a trailing 12-month basis). The funded debt to Consolidated EBITDA ratio is required to be no greater than 3.50 to 1.00 (which commences on June 30, 2021 and is tested quarterly thereafter on a trailing 12-month basis). Beginning on May 12, 2024, the Lender may request new appraisals of the Avondale property in order to maintain the ratio of the amortized loan balance to the value of the location at 70%, the approximate ratio that existed at May 12, 2021. Events of default under the Credit Agreement include, among others, the failure to make payments when due, breach of covenants (including certain financial maintenance covenants) and breach of representations or warranties. If we fail to meet the minimum debt service coverage ratio, loan-to-value or debt yield and fail to cure such non-compliance within a time period acceptable to the Lender, we will be in default. As of June 30, 2021, we were in compliance with all debt covenants.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2021 and for each year through the period ended September 30, 2025, and thereafter were as follows at June 30, 2021:

Maturity	Term Loan	Finance Leases	Total
Remainder of 2021	$198	$33	$231
2022	803	108	911
2023	832	23	855
2024	861	—	861
2025	892	—	892
Thereafter	27,498	—	27,498
Subtotal	31,084	164	31,248
Debt issuance costs presented with debt	(265)	—	(265)
Total	$30,819	$164	$30,983

Note 13- Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset these underlying market risks. See Note 2 for our derivative financial instruments policy.

On May 12, 2021, in connection with the Term Loan discussed in Note 12, we entered into an interest rate swap agreement with the Lender that effectively fixes the interest rate on 50% of the principal amount of the Term Loan, or approximately $15.6 million, at 3.5% for the entire loan term, or seven years (the “Swap”). On May 12, 2021, the Swap was designated as an effective cash flow hedge for accounting and tax purposes.

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income (loss)” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income (loss)” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing losses that are reported in “Accumulated other comprehensive income (loss)” as of June 30, 2021, we estimate that $0.2 million will be reclassified to “Interest expense” within the next twelve months. As of June 30, 2021, the notional amount of our Swap was approximately $15.5 million.

Fair Value of Derivative Instruments

The following table presents the fair value of our Swap (Level 2) which is designated as a cash flow hedge and the related classification on the condensed consolidated balance sheet as of June 30, 2021:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Interest Rate Swap
Other current liabilities	$194
Other liabilities	158
Total fair value of liabilities designated as hedging instruments	$352

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of cash flow hedge accounting for our Swap on “Accumulated other comprehensive income (loss)” as of June 30, 2021:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended June 30, 2021
Interest Rate Swap	$(382)	Interest expense	$(30)

Effect of Cash Flow Hedge Accounting on the Condensed Consolidated Statement of Operations

The table below presents the effect of cash flow hedge accounting for our Swap on the condensed consolidated statement of operations for the three months ended June 30, 2021:

Interest Expense
Interest Rate Swap
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	$(30)

Note 14 - Income Taxes

Our income tax expense for the three months ended June 30, 2021 was $86 thousand, or 2.8% of pre-tax income, compared to $21 thousand, or (0.2)% of pre-tax loss, for the three months ended June 30, 2020. For the nine months ended June 30, 2021, our income tax expense was $78 thousand, or 3.0% of pre-tax income, compared to an income tax benefit of $10.7 million, or 117.0% of pre-tax loss, for the nine months ended June 30, 2020. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance, state taxes and the impact of net operating loss carrybacks recognized in the prior year as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The balance of the valuation allowance for our deferred tax assets was $16.9 million and $17.4 million as of June 30, 2021 and September 30, 2020, respectively.

As discussed in Note 13 on “Income Taxes” in our 2020 Annual Report on Form 10-K, during the year ended September 30, 2020, we recorded an income tax refund of approximately $11.3 million as a result of certain provisions of the CARES Act, of which $7.1 million remained outstanding as of September 30, 2020. During the nine months ended June 30, 2021, we received approximately $2.7 million in refunds, leaving $4.3 million as an income tax receivable recorded in “Receivable, net” on the condensed consolidated balance sheet as of June 30, 2021. We received the remaining $4.3 million income tax refund in July 2021.

As of June 30, 2021, we continued to have a full valuation allowance against all deferred tax assets that rely upon future taxable income for their realization and will continue to evaluate our valuation allowance in future periods for any change in

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present and if additional weight is given to subjective evidence such as our projections for growth.

Note 15 - Commitments and Contingencies

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

Note 16 - Shareholders’ Equity
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
Preferred Stock
Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of June 30, 2021 and September 30, 2020, 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at June 30, 2021 and September 30, 2020.

Pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (“Accrued Dividend”). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $2.6 million during March 2021.

For further discussion of our preferred stock, see Note 15 on “Shareholders’ Equity” included in our 2020 Annual Report on Form 10-K.

Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
program require the approval of a majority of the voting power of our Series A Preferred Stock. We did not repurchase any shares during the nine months ended June 30, 2021.

Note 17 - Earnings per Share

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

Diluted EPS is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net income and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. The basic and diluted weighted average shares outstanding are the same for the nine months ended June 30, 2021, and the three and nine months ended June 30, 2020, as a result of the net loss available to common shareholders and anti-dilutive impact of the potentially dilutive securities.

The following table summarizes the computation of basic and diluted EPS under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic earnings per common share:
Net income (loss)	$3,000	$(13,268)	$2,536	$1,558
Less: Preferred stock dividend declared	(1,313)	(1,309)	(3,938)	(3,941)
Net income (loss) available for distribution	1,687	(14,577)	(1,402)	(2,383)
Income allocated to participating securities	(659)	—	—	—
Net income (loss) available to common shareholders	$1,028	$(14,577)	$(1,402)	$(2,383)

Weighted average basic shares outstanding	32,821	32,607	32,746	28,871

Basic income (loss) per common share	$0.03	$(0.45)	$(0.04)	$(0.08)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class	Two-class
Net income (loss) available to common shareholders	$1,028	$(14,577)	$(1,402)	$(2,383)

Weighted average basic shares outstanding	32,821	32,607	32,746	28,871
Dilutive effect related to employee stock plans	215	—	—	—
Weighted average diluted shares outstanding	33,036	32,607	32,746	28,871

Diluted income (loss) per common share	$0.03	$(0.45)	$(0.04)	$(0.08)

Anti-dilutive shares excluded:
Outstanding stock-based grants	190	281	646	297
Convertible preferred stock	21,021	21,021	21,021	21,021
Total anti-dilutive shares excluded	21,211	21,302	21,667	21,318

Dilutive shares under the as-converted method(1)	54,057	53,909	53,950	50,189

(1) The dilutive shares under the as-converted method assume conversion of the Series A Preferred Stock and are presented here merely for reference. In a net income position, diluted earnings per share is determined by the more dilutive of the two-class method or the as-converted method.

Note 18 - Segment Information

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

Summary information by reportable segment was as follows:

	Postsecondary Education	Other	Consolidated
Three Months Ended June 30, 2021
Revenues	$80,736	$3,032	$83,768
Income from operations	2,994	58	3,052
Depreciation and amortization (1)	3,599	20	3,619
Net income	2,942	58	3,000

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Postsecondary Education	Other	Consolidated
Three Months Ended June 30, 2020
Revenues	$52,199	$2,284	$54,483
Loss from operations	(13,341)	(438)	(13,779)
Depreciation and amortization (2)	2,904	23	2,927
Net loss	(12,830)	(438)	(13,268)

Nine Months Ended June 30, 2021
Revenues	$229,142	$8,460	$237,602
Income (loss) from operations	2,776	(610)	2,166
Depreciation and amortization(1)	10,404	66	10,470
Net income (loss)	3,146	(610)	2,536

Nine Months Ended June 30, 2020
Revenues	$213,780	$10,654	$224,434
Loss from operations	(9,331)	(693)	(10,024)
Depreciation and amortization (2)	8,729	92	8,821
Net income (loss)	2,251	(693)	1,558

As of June 30, 2021
Total assets	$467,803	$7,207	$475,010

As of September 30, 2020
Total assets	$435,144	$6,837	$441,981

(1) Includes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.9 million for the three and nine months ended June 30, 2021, respectively.
(2) Excludes depreciation of training equipment obtained in exchange for services of $0.3 million and $1.0 million for the three and nine months ended June 30, 2020, respectively.

Note 19 - Government Regulation and Financial Aid
As discussed at length in our 2020 Annual Report on Form 10-K, our institutions participate in a range of government-sponsored student assistance programs. The most significant of these is the federal student aid programs administered by the U.S. Department of Education (“ED”) pursuant to Title IV of the Higher Education Act (“HEA”), commonly referred to as the Title IV Programs. Generally, to participate in the Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. See “Part I, Item 1. Regulatory Environment” in our 2020 Annual Report on Form 10-K.

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

Accreditation

Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Institutional accreditation by an ED-recognized accreditor is required for an institution to be certified to participate in Title IV Programs. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (“ACCSC”), which is an accrediting agency recognized by ED. ACCSC reviews the academic quality of each institution’s instructional programs, as well as the administrative and financial operations of the institution to ensure that it has the resources necessary to perform its educational mission, implement continuous improvement processes, and support student success. Our institutions must submit annual reports, and at times, supplemental reports, to demonstrate ongoing compliance and improvement. ACCSC requires institutions to disclose certain institutional information to current and prospective students, as well as to the public, and requires that our schools and programs meet various performance standards as a condition of continued accreditation. Institutions must periodically renew their accreditation by completing a comprehensive renewal of accreditation process. See “Part I, Item 1. Regulatory Environment - Accreditation” in our 2020 Annual Report on Form 10-K for further details and the current status of our campus accreditation.

Title IV Programs

The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. All of our institutions are certified to participate in Title IV Programs. Significant factors relating to Title IV Programs that could adversely affect us include:

•The 90/10 Rule. As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to comply with the 90/10 rule. Under the current 90/10 rule, to remain eligible to participate in the federal student aid programs, a proprietary institution must derive at least 10% of their revenues for each fiscal year from sources other than Title IV Program funds. Under the American Rescue Plan Act of 2021 (“ARPA”), a proprietary institution must derive at least 10 percent of its revenue from sources other than “Federal education assistance funds.” Federal education assistance funds are defined as “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution.” Pursuant to ARPA, the earliest this revision to the 90/10 rule may take effect is for institutional fiscal years beginning on or after January 1, 2023.

A proprietary institution is subject to sanctions if it exceeds the 90% level for a single year, and loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs/Federal education assistance funds, as applicable, for two consecutive fiscal years.

We are currently reviewing the potential impact of the change in the 90/10 rule created under ARPA and will be monitoring any proposed or final regulations promulgated by ED to carry out this change.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
•Administrative Capability. To continue its participation in Title IV Programs, an institution must demonstrate that it remains administratively capable of providing the education it promises and of properly managing the Title IV Programs. ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of standards listed in the regulations, which cover a wide range of operational and administrative topics, including the designation of capable and qualified individuals, the quality and scope of written procedures, the adequacy of institutional communication and processes, the timely resolution of issues, the sufficiency of recordkeeping, and the frequency of findings of noncompliance, to name a few. ED’s administrative capability standards also include thresholds and expectations for federal student loan cohort default rates (discussed below), satisfactory academic progress, and loan counseling. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs, require the institution to repay Title IV Program funds, change the method of payment of Title IV Program funds, place the institution on provisional certification as a condition of its continued participation or take other actions against the institution.

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

•Financial Responsibility. All institutions participating in Title IV Programs also must satisfy specific ED standards of financial responsibility. Among other things, an institution must meet all of its financial obligations, including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, comply with certain past performance requirements, and not receive any adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. Each year, ED also evaluates institutions’ financial responsibility by calculating a “composite score,” which utilizes information provided in the institutions’ annual audited financial statements. The composite score is based on three ratios: (1) the equity ratio which measures the institution’s capital resources, ability to borrow and financial viability; (2) the primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and (3) the net income ratio which measures the institution’s ability to operate at a profit. Between composite score calculations, ED also will reevaluate the financial responsibility of an institution following the occurrence of certain “triggering events,” which must be timely reported to the agency.

•Title IV Program Rulemaking. ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. Recent and significant negotiated rulemakings include the Gainful Employment Rulemaking, the Borrower Defense to Repayment Rulemaking, and the Accreditation and Innovation Rulemaking. New regulations associated with these rulemakings took effect on July 1, 2020, and additional, new rules took effect on July 1, 2021. Additionally, on May 26, 2021, ED announced its intention to establish multiple rulemaking committees and for these committees to prepare proposed regulations. These regulations could involve revisiting and potentially revising regulations across 14 different topics areas identified by ED, including the rules governing changes in ownership, standards of administrative capability, borrower defense to repayment, closed school loan discharges, mandatory pre-dispute arbitration clauses, and gainful employment. It is expected that these negotiated rulemakings would occur throughout 2022 and 2023, and that any resulting rules would become effective during that time or thereafter. ED has also invited public commentary on other matters around potential gaps in post secondary outcomes including retention, completion, loan repayment and student loan default. The potential outcome, if any, from these announced actions is unknown at this time. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships.

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

COVID-19, the CARES Act, the CRRSAA, and ARPA

On March 13, 2020, the United States declared a national emergency concerning the COVID-19 pandemic, effective March 1, 2020. ED, consistent with its authority under then-existing statutes and regulations, issued guidance on March 5, 2020, outlining a range of accommodations intended to address interruptions of study related to COVID-19. On March 27, 2020, President Trump signed the CARES Act, which provided additional flexibilities and accommodations, beyond those offered by the ED in its March 5, 2020 guidance, particularly with regard to the campus-based assistance programs, the measurement of satisfactory academic progress, and the return of unearned Title IV Program funds to ED. Shortly thereafter, on April 3, 2020, ED issued further guidance, providing additional regulatory flexibilities, and in some cases, implementing the accommodations provided for in the CARES Act. ED periodically updated and supplemented this guidance over the following months. Guidance also was published regarding immigration, discrimination, safety, and privacy issues, as well as the Higher Education Emergency Relief Fund (“HEERF”) established under the CARES Act.

On December 11, 2020, ED published a notice in the Federal Register extending the end dates of COVID-19-related waivers and modifications, and introducing several new flexibilities using its authority granted by the Higher Education Relief Opportunities for Students (“HEROES”) Act of 2003. In most cases the waivers and modifications were extended through the end of the payment period that begins after the date on which the federally-declared national emergency related to COVID-19 is rescinded.

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

On March 11, 2021, President Biden signed into law the ARPA, a $1.9 trillion economic relief package. The ARPA provides almost $40 billion in funding available to higher education institutions under the Higher Education Emergency Relief III (“HEERF III”). Of this amount, private, proprietary institutions are allocated approximately $396 million and may only use HEERF III funding to provide emergency financial aid grants to students. On May 11, 2021, ED published guidance regarding the administration of the HEERF III program.

On March 31, 2021, ED published its Guide for Compliance Attestation Engagements of Proprietary Schools Expending Higher Education Emergency Relief Fund Grants (the “Guide”). We completed the required audit of our participation in the HEERF grant program for the year ended September 30, 2020 which was filed with the ED on July 26, 2021.

We have reviewed and implemented many of the flexibilities created by Congress and ED’s guidance. We continue to review new guidance from ED and to implement available legislative and regulatory relief as applicable.

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

Note 20 - Higher Education Emergency Relief Fund Grants

Fiscal 2020 HEERF I Grants for Students and for Significant Changes to the Delivery of Instruction Due to the Coronavirus under the CARES Act

As discussed in “Note 21 - Higher Education Emergency Relief Fund under the CARES Act” in our 2020 Annual Report on Form 10-K, in May 2020, we were granted approximately $33.0 million in HEERF funds with at least $16.5 million required to be spent for emergency grants to student and no more than $16.5 million permitted to cover institutional costs associated with significant changes to the delivery of instruction due to coronavirus. The allowable institutional costs for these institutional HEERF funds are described in “Note 21 - Higher Education Emergency Relief Fund under the CARES Act” in our 2020 Annual Report on Form 10-K.

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

In October 2020 we drew down the $1.8 million recorded in accounts receivable as of September 30, 2020 for the allowable costs incurred during the year ended September 30, 2020. Additionally, the $0.9 million related to allowable costs incurred during the three months ended December 31, 2020 was drawn down in December 2020. Total institutional funds drawn down during the three months ended December 31, 2020 was $2.7 million which was included in our “Cash and cash equivalents” on our condensed consolidated balance sheets as of December 31, 2020.

Fiscal 2021 HEERF II Grant for Students under the CRRSAA

As noted above, the CRRSAA includes HEERF II, which makes an additional $22.7 billion available to higher education institutions. Of this amount, private, proprietary institutions are allocated approximately $681 million. The statute permits proprietary institutions to use HEERF II funds to provide financial aid grants to students, and requires that institutions prioritize the grants to students with exceptional need, such as students who receive Pell Grants. On January 14, 2021, ED issued guidance regarding the administration of the HEERF II program. In accordance with the ED’s allocation schedule, during the three months ended March 31, 2021, we were granted approximately $16.8 million for purposes of funding HEERF II student grants. During the three months ended June 30, 2021, we awarded approximately $11.5 million in the form of grants to over 7,300 students. The HEERF II funds were drawn down as student grants were distributed, with $0.4 million included in “Restricted cash” on our condensed consolidated balance sheets as of June 30, 2021 which relates to

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
pending student grants and outstanding checks. We expect to grant the remaining $5.3 million in HEERF II funds by the end of our fiscal year, or September 30, 2021.

Fiscal 2021 HEERF III Grant for Students under the ARPA

As noted above, the ARPA provides almost $40 billion in funding available to higher education institutions under the HEERF III. Of this amount, private, proprietary institutions are allocated approximately $396 million and may only use HEERF III funding to provide emergency financial aid grants to students. In accordance with the ED’s allocation schedule, during the three months ended June 30, 2021, we were granted approximately $9.9 million for purposes of funding HEERF III student grants. However, as of June 30, 2021, the HEERF III funds were not yet available to us to draw down. The HEERF III funds became available for us to draw down during July 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and those in our 2020 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2020 Annual Report on Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.

Company Overview

We are the leading provider of postsecondary education for students seeking careers as professional automotive, diesel, collision repair, motorcycle and marine technicians as measured by total average undergraduate full-time enrollment and graduates. We also provide programs for welders and computer numeric control (“CNC”) machining technicians. We offer certificate, diploma or degree programs at 12 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute, Marine Mechanics Institute and NASCAR Technical Institute. We also offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Founded in 1965, we have provided technical education for more than 56 years and have graduated more than 225,000 technicians.

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

During fiscal 2020, we transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. This new blended learning format allowed us to continue to offer our programs to our students during the COVID-19 pandemic and aligns with an increasing trend of online education now being offered as individuals seek life-long learning opportunities. On-campus labs are designed to meet the current national guidelines recommended by the Centers for Disease Control (“CDC”) as well as state and local mandates, while still meeting our accreditation and curriculum requirements.

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

Overview of the Three and Nine Months Ended June 30, 2021

Operations

For the three months ended June 30, 2021, we had an increase of 19.1% in our average undergraduate full-time active students to 10,797. Additionally, during the same period, we started 2,532 new students, which was an increase of 38.8% from the prior year comparable period, reflecting strong front-end demand across all channels and impacts of COVID-19 in the prior year period.

Revenues for the three months ended June 30, 2021 were $83.8 million, an increase of $29.3 million, or 53.8%, from the comparable period in the prior year. Revenues for the nine months ended June 30, 2021 were $237.6 million, an increase of $13.2 million, or 5.9%, from the comparable period in the prior year. Revenues during the three and nine months ended June 30, 2020 were impacted by a higher number of students on leave of absence and the deferral of $10.8 million in revenue related to the large number of make-up labs and online-only students that resulted when we paused operations during the prior year period due to the onset of the COVID-19 pandemic in March 2020. All of our campuses remained open during the nine months ended June 30, 2021, and as of June 30, 2021, all students were back in person for labs at our campuses with less than 1% of students with catch-up lab work outstanding. As a result, during the three months ended June 30, 2021, we recognized the remaining $0.8 million of deferred revenue outstanding and had zero deferred revenue as of June 30, 2021.

We had income from operations of $3.1 million and $2.2 million during the three and nine months ended June 30, 2021, respectively, compared to a loss from operations of $13.8 million and $10.0 million during the three and nine months ended June 30, 2020, respectively. The increase in our income from operations during the three months ended June 30, 2021 was primarily driven by our increase in revenue, which was partially offset by increases in expenses such as compensation and benefits expenses primarily as a result of our being fully operational in the current year period while restrictions related to the pandemic limited our operations in the prior year period. For the nine months ended June 30, 2021, the increase in revenue and lower occupancy costs, partially offset by increases in compensation and benefits costs, drove the increase in our income from operations for the period.

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

During the nine months ended June 30, 2021 some actionable steps in executing our business strategies included:

•Announcing our plans to open two additional campus locations during fiscal 2022 in Austin, Texas and Miami, Florida.
•We entered into a definitive agreement to acquire MIAT College of Technology (“MIAT”) from HCP & Company. MIAT currently serves approximately 1,200 students through its campuses in Canton, Michigan and Houston, Texas. The company offers vocational and technical certificates as well as associates degrees in fields with robust and growing demand for skilled technical workers, including aviation maintenance, energy technology, wind power, robotics and automation, non-destructive testing, HVACR, and welding. The acquisition will enable us to further expand our program offerings into growing industry sections and rapidly expanding fields likely to be bolstered by technological innovation and the country’s focus on sustainable energy. The closing of the acquisition is subject to customary closing conditions.
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
•Announcing the expansion of the Daimler Trucks North America (“DTNA”) Finish First program to our Orlando, Florida campus in Summer 2021. The program, an elective offered exclusively at certain of our UTI campus locations, trains students to maintain, diagnose and repair DTNA's industry-leading brands, including Freightliner, Western Star and Detroit. Our UTI campuses in Avondale, Arizona and Lisle, Illinois currently offer the Finish First program.
•Purchasing our Avondale, Arizona campus at the end of December 2020, for approximately $45.2 million, including closing costs and other fees, with the intention of consolidating our MMI Phoenix, Arizona campus into the same location by the end of fiscal 2022. During May 2021, we completed the financing of our Avondale, Arizona campus which replenished approximately $31.2 million of the funds used to purchase the campus.
•Announcing the future consolidation and reconfiguration of the UTI and MMI Orlando, Florida campus facilities into one site which is currently scheduled for completion by the end of calendar 2021.

In addition, we continue to pursue other opportunities that align with our growth and diversification strategy.

Regulatory Environment

See Note 19 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,
	2021	2020
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	50.4%	59.6%
Selling, general and administrative	45.9%	65.7%
Total operating expenses	96.3%	125.3%
Income (loss) from operations	3.6%	(25.3)%
Interest income	—%	0.4%
Interest expense	(0.2)%	—%
Other income, net	0.2%	0.6%
Total other income, net	—%	1.0%
Income (loss) before income taxes	3.7%	(24.3)%
Income tax (expense) benefit	(0.1)%	—%
Net income (loss)	3.6%	(24.3)%
Preferred stock dividends	1.6%	2.4%
Income (loss) available for distribution	2.0%	(26.7)%

Revenues

Revenues for the three months ended June 30, 2021 were $83.8 million, an increase of $29.3 million, or 53.8%, as compared to revenues of $54.5 million for the three months ended June 30, 2020. During the three months ended June 30, 2021, we had a 19.1% increase in our average undergraduate full-time active students and a 38.8% increase in new student starts reflecting strong front-end demand across all channels and impacts of the global pandemic in the prior year period. Revenues during the three months ended June 30, 2020 were impacted by a higher number of students on leave of absence and the deferral of $10.8 million of revenue related to the large number of make-up labs and online-only students that resulted when we paused operations during the period due to the onset of the COVID-19 pandemic in March 2020. As of June 30, 2021, all students were back in person for labs at our campuses with less than 1% of students with catch-up lab work outstanding. As a result, we recognized the remaining $0.8 million of deferred revenue outstanding during the three months ended June 30, 2021, and had zero deferred revenue related to the impact of COVID-19 as of June 30, 2021. We recognized $3.4 million and $2.3 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended June 30, 2021, and 2020, respectively.

Educational services and facilities expenses

Educational services and facilities expenses were $42.2 million for the three months ended June 30, 2021, which represents an increase of $9.8 million as compared to $32.5 million for the three months ended June 30, 2020.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Three Months Ended June 30,
	2021	2020
Salaries expense	$19,500	$15,728
Employee benefits and tax	3,028	2,586
Bonus expense	812	703
Stock-based compensation	(33)	20
Compensation and related costs	23,307	19,037
Occupancy costs	7,667	9,323
Depreciation and amortization expense	3,450	3,082
Supplies and maintenance expense	3,069	1,623
Taxes and licensing expense	593	647
Student expense	703	478
Contract services expense	575	523
Other educational services and facilities expense	2,874	(2,237)
Total educational services and facilities expense	$42,238	$32,476

Compensation and related costs increased by $4.3 million for the three months ended June 30, 2021 primarily due to lower headcount in the prior year period due to attrition and furloughs that were enacted as a result of limitations in our operations from COVID-19 restrictions.

Occupancy costs decreased by $1.7 million for the three months ended June 30, 2021. The decrease was primarily attributed to cost reductions from closing our Norwood, Massachusetts campus, downsizing our Exton, Pennsylvania and Sacramento, California campuses, and purchasing our Avondale, Arizona campus in December 2020.

Supplies and maintenance expense increased by $1.4 million primarily due to $0.6 million for the purchase of laptops for our students to aid their education under our blended-learning model. We began purchasing and supplying laptops to our students in July 2020. Additionally, due to fewer undergraduate full-time active students in the prior year as a result of COVID-19 impacts, we had additional expenses for student textbooks of $0.4 million and technical supplies of $0.3 million.

Other educational services and facilities expense increased by $5.1 million for the three months ended June 30, 2021, primarily due to a credit of $4.9 million for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus during the three months ended June 30, 2020. The allowable costs are included in the relevant line items above for the prior year period. See Note 19 and Note 20 of the notes to the condensed consolidated financial statements herein for a discussion on the Higher Education Emergency Relief Fund (“HEERF”) established under the CARES Act.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2021 were $38.5 million. This represents an increase of $2.7 million, as compared to $35.8 million for the three months ended June 30, 2020.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Three Months Ended June 30,
	2021	2020
Salaries expense	$14,268	$13,849
Employee benefits and tax	2,672	2,896
Bonus expense	4,276	4,074
Stock-based compensation	(563)	533
Compensation and related costs	20,653	21,352
Advertising expense	10,388	9,045
Contract services expense	1,299	868
Professional services expense	792	942
Depreciation and amortization expense	169	177
Other selling, general and administrative expenses	5,177	3,402
Total selling, general and administrative expenses	$38,478	$35,786

Compensation and related costs decreased by $0.7 million for the three months ended June 30, 2021 primarily due to the adjustment of stock-based compensation expense for the expected performance achievement against the established grant date targets for performance share unit awards granted in fiscal 2020.

Advertising expense increased by $1.3 million for the three months ended June 30, 2021, primarily due to timing of spend and targeted cost-reduction efforts in the prior year period due to COVID-19.

Other selling, general and administrative expenses increased by $1.8 million for the three months ended June 30, 2021. The three months ended June 30, 2020 included a $1.0 million credit for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus from the institutional HEERF funds received. The allowable costs are included in the relevant line items above for the prior year period. See Note 19 and Note 20 of the notes to the condensed consolidated financial statements herein for further information on the HEERF funds. Additionally, during the three months ended June 30, 2021 there was an increase in travel and entertainment expenses of $0.7 million as a result of significant travel restrictions in the prior year period from COVID-19.

Contract services expense increased by $0.4 million for the three months ended June 30, 2021. The increase was primarily due to costs incurred related to our growth and diversification initiatives, including the announced acquisition of MIAT.

Income taxes
Our income tax expense for the three months ended June 30, 2021 was $86 thousand, or 2.8% of pre-tax income, compared to an income tax expense of $21 thousand, or (0.2)% of pre-tax loss, for the three months ended June 30, 2020. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance, state taxes and the impact of net operating loss carrybacks recognized in the prior year as a result of the CARES Act. We recorded a full valuation allowance against the deferred tax assets as of June 30, 2021 and 2020.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we recorded a preferred stock cash dividend of $1.3 million for the three months ended June 30, 2021 and 2020, respectively.

Net income (loss) available for distribution

Net income (loss) available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a net income available for distribution for the three months ended

June 30, 2021 of $1.7 million and net loss available for distribution of $14.6 million for the three months ended June 30, 2020.

Results of Operations: Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Nine Months Ended June 30,
	2021	2020
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	51.4%	52.7%
Selling, general and administrative	47.7%	51.8%
Total operating expenses	99.1%	104.5%
Income (loss) from operations	0.9%	(4.5)%
Interest income	—%	0.4%
Interest expense	(0.1)%	—%
Other income, net	0.2%	—%
Total other income, net	0.1%	0.4%
Income (loss) before income taxes	1.1%	(4.1)%
Income tax (expense) benefit	—%	4.8%
Net income	1.1%	0.7%
Preferred stock dividends	1.7%	1.8%
Loss available for distribution	(0.6)%	(1.1)%

Revenues

Revenues for the nine months ended June 30, 2021 were $237.6 million, an increase of $13.2 million, or 5.9%, as compared to revenues of $224.4 million for the nine months ended June 30, 2020. During the nine months ended June 30, 2021, we had a 10.4% increase in our average full-time student enrollment and a 24.6% increase in new student starts, reflecting strong front-end demand across all channels. Revenues during the nine months ended June 30, 2020 were impacted by a higher number of students on leave of absence and the deferral of $10.8 million of revenue related to the large number of make-up labs and online-only students that resulted when we paused operations during the prior year period due to the onset of the COVID-19 pandemic in March 2020. Our revenue recognized for active students over the nine months ended June 30, 2021 was also impacted by COVID-19, with lower average revenue per student driven by the pace in which students are progressing through their programs and by students retaking courses previously completed or attempted. However, as of June 30, 2021, all students were back in person for labs at our campuses with less than 1% of students with catch-up lab work outstanding allowing us to recognize the remaining deferred revenue balance of $0.8 million during the period. We recognized $7.0 million and $5.8 million on an accrual basis related to revenues and interest under our proprietary loan program for the nine months ended June 30, 2021, and 2020, respectively.

Educational services and facilities expenses

Educational services and facilities expenses were $122.0 million for the nine months ended June 30, 2021, which represents an increase of $3.8 million as compared to $118.3 million for the nine months ended June 30, 2020.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Nine Months Ended June 30,
	2021	2020
Salaries expense	$56,344	$53,582
Employee benefits and tax	8,664	9,014
Bonus expense	1,655	1,269
Stock-based compensation	32	38
Compensation and related costs	66,695	63,903
Occupancy costs	23,384	28,674
Depreciation and amortization expense	9,903	9,087
Supplies and maintenance expense	7,868	6,510
Student expense	2,854	1,979
Contract services expense	1,869	2,123
Taxes and licensing expense	1,867	1,952
Other educational services and facilities expense	7,609	4,033
Total educational services and facilities expense	$122,049	$118,261

Compensation and related costs increased by $2.8 million for the nine months ended June 30, 2021 primarily due to an increase in instructor salaries of $2.8 million as a result of the prior period having lower instructor headcount driven by the COVID-19 pandemic.

Occupancy costs decreased by $5.3 million for the nine months ended June 30, 2021. The decrease was primarily attributed to cost reductions from closing our Norwood, Massachusetts campus, downsizing our Exton, Pennsylvania and Sacramento, California campuses, and purchasing our Avondale, Arizona campus in December 2020.

Supplies and maintenance expense increased by $1.4 million primarily due to the purchase of laptops for our students to aide their education under our blended-learning model which accounted for $0.9 million of the increase, along with an increased technical supplies expense of $0.3 million.

Depreciation and amortization expense increased by $0.8 million for the nine months ended June 30, 2021 primarily due to the purchase of our Avondale, Arizona campus in December 2020.

Student expense increased by $0.9 million primarily due to an increase in student housing expense of $1.0 million.

Other educational services and facilities expense increased by $3.6 million during the nine months ended June 30, 2021 primarily due to a credit of $4.9 million for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus during the nine months ended June 30, 2020, while the nine months ended June 30, 2021 includes a $0.3 million credit for allowable costs. The allowable costs are included in the relevant line items above. See Note 19 and Note 20 of the notes to the condensed consolidated financial statements herein for further information on the HEERF funds. Additionally, the nine months ended June 30, 2021, reflects a decrease of $0.8 million in expenses related to our accrued tool sets.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended June 30, 2021 were $113.4 million. This represents a decrease of $2.8 million, as compared to $116.2 million for the nine months ended June 30, 2020.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Nine Months Ended June 30,
	2021	2020
Salaries expense	$42,140	$43,203
Employee benefits and tax	8,074	9,147
Bonus expense	10,889	11,029
Stock-based compensation	1,229	1,522
Compensation and related costs	62,332	64,901
Advertising expense	30,010	30,062
Contract services expense	4,214	3,170
Professional services expense	3,320	2,965
Depreciation and amortization expense	567	744
Other selling, general and administrative expenses	12,944	14,355
Total selling, general and administrative expenses	$113,387	$116,197

Compensation and related costs decreased by $2.6 million for the nine months ended June 30, 2021:

•Salaries expense decreased by $1.1 million for the nine months ended June 30, 2021. The decrease was primarily due to severance expense related to the retirement of Kimberly J. McWaters, our former President and Chief Executive Officer, in the nine months ended June 30, 2020.
•Employee benefits and tax decreased by $1.1 million for the nine months ended June 30, 2021. The decrease was primarily due to lower medical claims expense.

Contract services expense increased by $1.0 million and professional services expense increased by $0.4 million for the nine months ended June 30, 2021. The increases were primarily due to costs incurred related to our growth and diversification initiatives, including the announced acquisition of MIAT.

Other selling, general and administrative expenses decreased by $1.4 million primarily due to decreases of $1.2 million in travel and entertainment costs, $0.9 million in occupancy costs due to relocating and downsizing our corporate headquarters. Additionally, the nine months ended June 30, 2021 includes a $0.6 million credit for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus, while the nine months ended June 30, 2020 included a credit of $1.0 million for allowable costs. The allowable costs are included in the relevant line items above. See Note 19 and Note 20 of the notes to the condensed consolidated financial statements herein for further information on the HEERF funds.

Income taxes
Our income tax expense for the nine months ended June 30, 2021 was $78 thousand, or 3.0% of pre-tax income, compared to an income tax benefit of $10.7 million, or 117.0% of pre-tax loss, for the nine months ended June 30, 2020. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. We recorded a full valuation allowance against the deferred tax assets as of June 30, 2021 and June 30, 2020. The significant decrease in the valuation allowance for the nine months ended June 30, 2020, and the related income tax benefit, was primarily attributable to the carryback of NOLs under the provisions of the CARES Act and the adoption of ASC 842 as of October 1, 2019.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $3.9 million for the nine months ended June 30, 2021 and 2020, respectively.

Net (loss) income available for distribution

Net (loss) income available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a net loss available for distribution for the nine months ended June 30, 2021 of $1.4 million and net loss available for distribution of $2.4 million for the nine months ended June 30, 2020.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three and nine months ended June 30, 2021 were $6.8 million and $13.1 million, respectively, compared to $(10.2) million and $(0.2) million for the three and nine months ended June 30, 2020, respectively. We define EBITDA as net income (loss), before interest (income) expense, income tax (benefit) expense, and depreciation and amortization.

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

EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$3,000	$(13,268)	$2,536	$1,558
Interest income	(11)	(218)	(73)	(901)
Interest expense	130	2	133	5
Income tax expense (benefit)	86	21	78	(10,699)
Depreciation and amortization(1)	3,619	3,259	10,470	9,831
EBITDA	$6,824	$(10,204)	$13,144	$(206)

(1) Includes depreciation of training equipment obtained in exchange for services of $0.3 million for the three months ended June 30, 2021 and 2020 and $0.9 million and $1.0 million for the nine months ended June 30, 2021 and 2020, respectively.

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

Our aggregate cash and cash equivalents were $102.9 million as of June 30, 2021, an increase of $26.1 million from September 30, 2020. Additionally, we had short-term held-to-maturity investments of $0.3 million and $38.1 million as of June 30, 2021 and September 30, 2020, respectively. We had $31.2 million of long-term debt outstanding as of June 30, 2021 and no long-term debt outstanding as of September 30, 2020.

We believe that additional strategic uses of our cash resources may include subsidizing funding alternatives for our students, the repurchase of common stock, purchase of real estate assets, and consideration of strategic acquisitions, among others. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents, and short-term investments, or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into additional credit facilities, issue debt or issue additional equity.

As previously noted, we purchased our Avondale, Arizona campus at the end of December 2020, for approximately $45.2 million, including closing costs and other fees. Due to the timing of the close for the Avondale property, we used available operating cash for the purchase. On May 12, 2021, we entered into a credit agreement to finance the Avondale property through a $31.2 million term loan that bears interest at the rate of LIBOR plus 2.0% over the seven year term. In connection with the term loan, we entered into an interest rate swap agreement with the lender that effectively fixes the interest rate on 50% of the principal amount of the term loan at 3.5% for the entire loan term. The term loan is secured by a first priority lien on our Avondale, Arizona property, including all land and improvements. See Note 12 of the notes to the condensed consolidated financial statements herein for additional details on the term loan.

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

We currently do not pay a cash dividend on our common stock. We paid preferred stock cash dividends of $2.6 million during March of 2021.

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

Operating Activities

Our net cash provided by operating activities was $14.8 million for the nine months ended June 30, 2021, compared to a use of cash of $10.1 million for the nine months ended June 30, 2020.

Net income, after adjustments for non-cash items, provided cash of $26.9 million. The non-cash items included $11.9 million for amortization of right-of-use assets for operating leases, $10.5 million for depreciation and amortization expense and $1.2 million for stock-based compensation expense.

Changes in operating assets and liabilities used cash of $12.1 million primarily due to the following:

•Changes in our operating lease liability as a result of rent payments used cash of $13.5 million.
•The increase in prepaid expenses used cash of $4.9 million primarily due to the purchase of laptops for future students, as well as prepayments for insurance and property taxes.
•The decrease in accounts payable and accrued expenses used cash of $1.7 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•The decrease in receivables provided cash of $6.1 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The decrease in income tax receivable provided cash of $2.5 million and was primarily attributable to receiving an income tax refund as a result of the CARES Act.

Net income, after adjustments for non-cash items, for the nine months ended June 30, 2020 provided cash of $32.0 million. The non-cash items included $18.2 million for amortization of right-of-use assets for operating leases, $8.8 million for depreciation and amortization expense and $1.5 million for stock-based compensation expense.

Changes in operating assets and liabilities used cash of $42.2 million primarily due to the following:

•The decrease in the lease liability resulted in a cash outflow of $19.3 million for rent payments.
•The increase in the income taxes receivable used cash of $11.1 million and was primarily attributable to recording an income tax receivable of $11.3 million as a result of the CARES Act.
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
•The increase in receivable used cash of $13.9 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.

Investing Activities

During the nine months ended June 30, 2021, cash used in investing activities was $16.6 million. The cash outflow was primarily related to the purchase of property and equipment of $54.2 million, of which $45.2 million related to the purchase of the building at our Avondale, Arizona campus location, while the remaining $9.0 million represented capital expenditures for the Lisle, Illinois and Bloomfield, New Jersey welding program expansions, the Orlando, Florida and Sacramento, California consolidations, and other campus investments. The purchase of property and equipment was partially offset by proceeds from maturities of held-to-maturity securities of $37.4 million.

During the nine months ended June 30, 2020, cash used in investing activities was $37.2 million. The cash outflow was primarily related to the purchase of held-to-maturity investments of $41.6 million with a portion of the proceeds received from a public offering of our common stock in February 2020, which was partially offset by $9.8 million in maturities of certain of the held-to-maturity investments. Net cash used in investing activities also was impacted by purchases of property and equipment of $7.2 million which included capital expenditures for the Houston, Texas and Long Beach, California welding program expansions.

Financing Activities

During the nine months ended June 30, 2021, cash provided by financing activities was $27.7 million which was primarily the result of the $31.2 million in proceeds received from the financing of the Avondale, Arizona property in May 2021. This was offset by our semi-annual payment of preferred stock dividends of $2.6 million.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies in the nine months ended June 30, 2021 from those previously disclosed in Part II, Item 7 of our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates.

We invest our cash and cash equivalents in money market funds and short-term corporate and municipal bonds. As of June 30, 2021, we held $102.9 million in cash and cash equivalents and $0.3 million in short-term held-to-maturity securities. During the three months ended June 30, 2021, we earned interest income of $48 thousand. During the nine months ended June 30, 2021, we earned interest income of $0.5 million. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates related to our interest income is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.

On May 12, 2021, we entered into a credit agreement to finance the Avondale property through a $31.2 million term loan that bears interest at the rate of LIBOR plus 2.0% with a maturity of seven years. As of June 30, 2021, the fair value of our long-term debt was $31.1 million and bears interest on the outstanding principal amount at a rate equal to the LIBOR plus 2.0%, which was 2.09% as of June 30, 2021. We believe the carrying value of the debt approximates fair value as the interest rate is a floating rate equal to the LIBOR plus 2.0%, which is representative of market rates for similar instruments. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The variable rate of interest on our long-term debt can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on May 12, 2021, we entered into an interest rate swap agreement that effectively fixes the interest rate on 50% of the principal amount of the term loan at 3.5% for the entire loan term.

During the three and nine months ended June 30, 2021, we recorded interest expense of $0.1 million on our outstanding debt. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 1.0% change (up or down) in the one-month LIBOR would result in a $0.3 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2021 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2021, except for the implementation of new internal controls related to our derivative financial instrument.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results. The risks described in this Quarterly Report on Form 10-Q and in our 2020 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We are party to a Credit Agreement which contains restrictive covenants, and if we are unable to comply with these covenants then the lender could declare an event of default wherein we may need to immediately repay the amounts due under the Credit Agreement.

On May 12, 2021, we entered into a Credit Agreement with Fifth Third Bank, National Association to finance the Avondale, Arizona property that we purchased in December 2020, via a term loan in the maximum principal amount of $31.2 million with a maturity of seven years. We are required to make monthly payments of principal plus accrued interest. As of June 30, 2021, $31.1 million in principal was outstanding under the Term Loan. The Credit Agreement imposes various restrictions and contains customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations and certain limitations on restricted payments; and limitations on liens, encumbrances and indebtedness. In addition, borrowings under the Credit Agreement are secured by a first priority lien on the Company’s Avondale, Arizona property, including all land and improvements. If we fail to comply with the covenants or payments specified in the Credit Agreement, the lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. The amount of our outstanding indebtedness could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A portion of our Term Loan bears interest at variable rates. We have entered into an interest rate swap agreement with the lender that effectively fixes the interest rate on 50% of the principal amount of the Term Loan at 3.5% for the entire loan term. However, increases in interest rates with respect to any amount of our debt not covered by the interest rate swap could increase the cost of servicing our debt and could reduce our profitability and cash flows. Such increases may occur from changes in regulatory standards or industry practices, such as the upcoming transition away from LIBOR as a benchmark reference for short-term interests. Such a transition may result in the usage of a higher reference rate for our variable rate debt. Excluding the effect of the interest rate swap on the Term Loan, each 1.0% increase in interest rates on the Term Loan would increase our annual interest expense by $0.3 million based on balances outstanding under the Term Loan as of June 30, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Exhibit Number	Description
10.1#
Credit Agreement, dated May 12, 2021, by and among the Company, Universal Technical Institute of Arizona, LLC and Fifth Third Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Current report on Form 8-K filed with the SEC on May 12, 2021).

10.2	Term Promissory Note, issued by the Company, dated May 12, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current report on Form 8-K filed with the SEC on May 12, 2021).
10.3#	Deed of Trust, Security Agreement and Fixture Filing dated May 12, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current report on Form 8-K filed with the SEC on May 12, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

*     Filed herewith.
+     Furnished herewith.
#    Portions of the exhibit have been omitted at the time of filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	August 3, 2021	By:	/s/ Jerome A. Grant
		Name:	Jerome A. Grant
		Title:	Chief Executive Officer (Principal Executive Officer)