Form 10-K
period 2021-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2021-12-02
CIK 1261654

_____________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021

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

At November 30, 2021, 32,832,555 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2021) was approximately $186,000,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our failure to realize the expected benefits of our acquisition of MIAT College of Technology;
•our failure to successfully integrate MIAT College of Technology’s programs offerings into our current program offerings;
•our failure to improve underutilized capacity at certain of our campuses;
•enrollment declines or challenges in our students’ ability to find employment as a result of macroeconomic conditions;
•our failure to maintain and expand existing industry relationships and develop new industry relationships with our industry customers;
•our ability to update and expand the content of existing programs and develop and integrate new programs in a timely and cost-effective manner while maintaining positive student outcomes;
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

Also, these forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement. Except as required by law, we undertake no obligation to update or revise forward-

looking statements, whether as a result of new information, future events or otherwise. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this Annual Report on Form 10-K, including the documents that we incorporate by reference herein, by these cautionary statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports and filings with the Securities and Exchange Commission (“SEC”).

PART I
ITEM 1. BUSINESS
Overview
Founded in 1965, with more than 225,000 graduates in its history, Universal Technical Institute, Inc. (“we,” “us” or “our”) is a leading provider of transportation and technical training programs. As of September 30, 2021, we offered certificate, diploma or degree programs at 12 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (“UTI”), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”) and NASCAR Technical Institute (“NASCAR Tech”). Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.
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
Business Model and Industry Partnerships
We serve students, partners and communities by providing quality education and training for in-demand careers. We continue to evolve our business model to provide our students with accessible, affordable training with a focus on bringing education to the students at convenient locations. The market for qualified service technicians is large and growing. The United States Department of Labor Bureau of Labor Statistics (“U.S. DOL BLS”) estimates that an average of approximately 112,300 new job openings, due to growth and net replacements, will exist annually for newly trained technicians in the automotive, diesel, and collision fields through 2030. Additionally, the U.S. DOL BLS estimates that an average of 49,200 new job openings for welders, 16,500 new job openings for computer-controlled machine tool operators, and 4,500 new job openings for marine and motorcycle technicians will exist annually for new entrants through 2030 in these fields.
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
To ensure our programs provide students with the necessary hard and soft skills needed upon graduation, we have relationships with over 35 original equipment manufacturers (“OEMs”) and industry brand partners across the country to understand their needs for qualified service professionals. Through our industry relationships, we are able to continuously refine and expand our programs and curricula. We believe our industry-focused educational model and national presence have enabled us to develop valuable industry relationships, which provide us with significant competitive advantages and supports our market leadership, along with enabling us to provide highly specialized education to our students, resulting in enhanced employment opportunities and the potential for higher wages for our graduates.
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
We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. This blended learning format has allowed us to continue to offer our programs to our students during the COVID-19 pandemic and aligns with an increasing trend of online education now being offered as individuals seek life-long learning opportunities. On-campus labs are designed to meet or exceed the current national guidelines recommended by the Centers for Disease Control (“CDC”) as well as state and local mandates, while still meeting our accreditation and curriculum requirements.
Business Strategy
Our core business strategies are aligned with our mission to serve students, partners and communities by providing quality education and training for in-demand careers. Additionally, as we evolve our business model, we are focused on growth and diversification achieved through acquisitions, opening new campus locations, expanding program offerings, and new funding and business operating models.

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

Our student recruitment efforts for prospective students are conducted through three admissions channels:

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

We provide relevant services to assist students with possible tuition financing options, educational and career counseling, opportunities for part-time work while attending school, and ultimately, graduate employment. Our national employment services team develops job opportunities and outreach, while our local employment services teams advise active students on employment search and interviewing skills, facilitate employer visits to campuses, provide access to reference materials and assist with the composition of resumes.

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

Growth and Diversification

Our growth strategy is predicated on adding new campuses and expanding program offerings in the transportation and skilled trades fields. We also have the opportunity to pursue our growth strategy through acquisitions. With a national higher-education market in transition, we are exploring potential acquisition opportunities that would allow us to enter new markets, expand our presence in existing markets, broaden our program offerings, enter into adjacent markets such as other skilled trades or high demand energy, or that could drive significant cost and operational synergies.

Our diversification strategy is focused on program diversification by adding new disciplines; evolving our instructional and delivery model to leverage enabling technologies resulting in better usage of campus facilities and instructional costs per student; executing on new instructional strategies that drive student outcomes and allow the business to more effectively scale; and identifying and adding new ways for programs to be funded by and for students.

During the year ended September 30, 2021, we executed the following as part of our growth and diversification strategy:

•We entered into a definitive agreement to acquire MIAT College of Technology (“MIAT”) from HCP & Company. MIAT served approximately 1,200 students as of September 30, 2021 through its campuses in Canton, Michigan and Houston, Texas. The company offers vocational and technical certificates as well as associates degrees in fields with robust and growing demand for skilled technical workers, including aviation maintenance, energy technology, wind power, robotics and automation, non-destructive testing, HVACR, and welding. The acquisition will enable us to further expand our program offerings into growing industry sectors and rapidly expanding fields likely to be bolstered by technological innovation and the country’s focus on sustainable energy. The transaction closed on November 1, 2021.
•Announced and began execution on our plans to open two additional campus locations during fiscal 2022 in Austin, Texas and Miramar, Florida.
•Announced the expansion of our welding technology program to our Bloomfield, New Jersey campus (launched in July 2021), to our Mooresville, North Carolina campus (in January 2022), and plans to launch a ninth welding program later in fiscal 2022.
•Launched or expanded the following MSAT programs:
◦The Fendt® Technician Academy, a new program with AGCO Corporation, a global leader in the design, manufacture and distribution of agricultural machinery and solutions, at our Lisle, Illinois campus.
◦The Daimler Trucks North America (“DTNA”) Finish First program to our Orlando, Florida campus.
◦Transition of BMW to the Fast Track program our Avondale, Arizona and Orlando, Florida campuses, with Long Beach, California launching in May 2022 and three additional locations launching by the end of fiscal 2022.
•Launched or expanded the following military base MSAT programs:
◦Premier Truck Group Technician Skills Program, a first-of-its-kind diesel-commercial vehicle technician career skills program, for service members at Fort Bliss, a U.S. Army post in El Paso, Texas.
◦BMW Military Service Technician Education Program at Fort Bragg, a U.S. Army post near Fayetteville, North Carolina.
•Purchased our Avondale, Arizona campus at the end of December 2020, for approximately $45.2 million, including closing costs and other fees, with the intention of consolidating our MMI Phoenix, Arizona campus into the same location by the end of fiscal 2022. During May 2021, we completed the financing of our Avondale, Arizona campus which replenished approximately $31.2 million of the funds used to purchase the campus.

•Announced the future consolidation and reconfiguration of the UTI and MMI Orlando, Florida campus facilities into one site which is currently scheduled for completion by the end of the second quarter of 2022.

Schools and Programs
We offer certificate, diploma or degree programs at campuses across the United States under the banner of several well-known brands. The majority of our programs are designed to be completed in 36 to 90 weeks and culminate in a certificate, diploma or associate of occupational studies degree, depending on the program and campus. Tuition rates vary by type and length of our programs and the program level, such as core or advanced training.

The table below sets forth our current locations that operate under the UTI, MMI, and NASCAR Tech brands, the year the campus opened, and the principal programs taught at each location.

Location	Brand	Year Campus Opened	Principal Programs
Arizona (Avondale)	UTI	1965	Automotive; Diesel; Welding
Arizona (Phoenix)	MMI	1973	Motorcycle
California (Long Beach)	UTI	2015	Automotive; Diesel; Collision Repair and Refinishing; Welding
California (Rancho Cucamonga)	UTI	1998	Automotive; Diesel; Welding
California (Sacramento)	UTI	2005	Automotive; Diesel; Collision Repair and Refinishing(1)
Florida (Orlando)	UTI/MMI	1986	Automotive; Diesel; Motorcycle; Marine
Illinois (Lisle)	UTI	1988	Automotive; Diesel; Welding
New Jersey (Bloomfield)	UTI	2018	Automotive; Diesel; Welding
North Carolina (Mooresville)	NASCAR Tech	2002	Automotive; NASCAR; CNC Machining; Welding(2)
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel
Texas (Dallas/Ft. Worth)	UTI	2010	Automotive; Diesel; Welding
Texas (Houston)	UTI	1983	Automotive; Diesel; Collision Repair and Refinishing; Welding
(1) This program stopped enrolling new students in late fiscal 2020. The teach-out of enrolled students was completed during the first quarter of fiscal 2022.
(2) The welding program in Mooresville is currently eligible for enrollment with programs starting during the second quarter of fiscal 2022.

New Campus Expansion

During the year ended September 30, 2021, we announced our plans to open two additional campus locations during fiscal 2022. The location and initial programs expected to be offered at these campuses are summarized below.

Location	Brand	Expected Opening	Initial Programs Expected to be Offered(1)
Texas (Austin)	UTI	Q2 2022	Automotive; Diesel; Welding
Florida (Miramar)	UTI	Q4 2022	Automotive; Diesel; Welding
(1)    Both campuses have approximately 10,000 square feet of available space to accommodate additional programs that are expected to be added at a later date.

Description of Current Programs Offered
The majority of our students receive their training in a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. The blended learning model not only increases access for students, but better prepares them to be life-long learners as technicians today perform many day-to-day tasks and continuing education courses online or on a digital device.
The table below provides an overview of the programs taught by UTI owned and operated institutions, including the year a program was first offered at one of our campuses, the focus of the program, and the type of employment the program was designed to prepare graduates to obtain.

Program	Year Established	Program Focus	Target Job Placement(1)
Automotive	1965	Diagnose, service and repair automobiles	Entry-level service technicians in automotive dealer service departments or automotive repair facilities
Diesel	1968	Diagnose, service and repair diesel systems and industrial equipment	Entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities
Automotive/Diesel	1970	Diagnose, service and repair automobiles and diesel systems	Entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities
Motorcycle	1973	Diagnose, service and repair motorcycles and all-terrain vehicles	Entry-level service technicians in motorcycle dealerships and independent repair facilities
Marine	1991	Diagnose, service and repair boats	Entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs
Collision Repair and Refinishing	1999	How to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing	Entry-level technicians at OEM dealerships and independent repair facilities
NASCAR	2002	Automotive training along with additional NASCAR-specific elective courses	Entry-level service technicians in automotive dealer service departments or automotive repair facilities, or opportunities in racing-related industries
Welding	2017	How to weld various materials using a wide range of welding processes	Entry-level welders in the construction, structural, pipe, mechanical contracting and fabrication industries.
CNC Machining	2017
How to produce precision parts used in high-performance engines and a wide variety of trucks, motorcycles, cars and boats, and also in industrial applications, aerospace components and medical and surgical equipment
			Entry-level CNC operators in the manufacturing and mechanical fabrication industries
(1)    Target job placement describes the type of employment the program was designed to prepare graduates to obtain. Graduates may also secure positions outside of the Target Job Placement, including, for example, parts associate, service writer, fabricator, paint and preparation, and shop owner or operator, among others.

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
We currently offer the following manufacturer-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by our manufacturer brand partners:

Manufacturer-Paid MSAT Programs Offered	Location
BMW Service Technician Education Program (STEP)(1)	Avondale, Orlando
Fendt Technician Academy by AGCO(2)	Lisle
Mercedes-Benz DRIVE	Mercedes-Benz facilities in Long Beach, California, Jacksonville, Florida, Robbinsville, New Jersey and Grapevine, Texas
Peterbilt Technician Institute	Lisle, Dallas/Ft. Worth
Porsche Technician Apprenticeship Program (PTAP)	Porsche facilities in Eastvale, California, Atlanta, Georgia, and Easton, Pennsylvania
Volvo Service Automotive Factory Education (SAFE)	Avondale
(1)    The BMW STEP program is being replaced in fiscal 2022 with the BMW FastTrack Program, a student-paid MSAT program. The FastTrack program is targeted to expand the BMW footprint to six UTI campuses, with Avondale and Orlando launching in January 2022, Long Beach launching in May 2022, and three additional locations launching by the end of fiscal 2022.
(2)    The Fendt Technician Academy, which is exclusive to UTI, launched in September 2021.

Student-Paid MSATs

We currently offer the following student-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by and/or developed in collaboration with our manufacturer brand partners:

Student-Paid MSAT Programs Offered	Location
UTI and NASCAR Tech Campuses
Cummins Engines	Avondale, Exton, Houston
Cummins Power Generation	Avondale
Daimler Trucks Finish First Program	Avondale, Lisle, Orlando
Ford Accelerated Credential Training (FACT)	Avondale, Rancho Cucamonga, Sacramento, Orlando, Lisle, Mooresville, Bloomfield, Exton, Houston
General Motors Technician Career Training	Avondale
Mopar TEC by Fiat Chrysler Automobiles US LLC	Mooresville
Toyota Professional Automotive Technician (TPAT)	Lisle, Rancho Cucamonga

Student-Paid MSAT Programs Offered	Location
MMI Campuses
American Honda Motor Company, Inc.	Phoenix, Orlando
BMW Motorrad of North America, LLC	Phoenix, Orlando
Harley-Davidson Motor Company	Phoenix, Orlando
Kawasaki Motors Corporation, U.S.A	Phoenix, Orlando
Mercury Marine	Orlando
Suzuki Motor of America, Inc.	Phoenix, Orlando
Volvo Penta of the Americas	Orlando
Yamaha Motor Corporation, USA	Phoenix, Orlando

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

We currently offer the following military base programs using vehicles, equipment, specialty tools and curricula provided by and/or developed in collaboration with certain manufacturer brand partners:

Military Base Programs Offered	Location
BMW Military Service Technician Education Program	Marine Corps Base Camp Pendleton in California, U.S. Army Base Fort Bragg in North Carolina
Penske Premier Truck Group Technician Skills Program	Fort Bliss in El Paso, Texas

Affordability and Accessibility

During the year ended September 30, 2021, tuition ranged from approximately $20,000 for our CNC program (lasting 36 weeks) to $60,000 for our Automotive and Diesel program with one specialized elective program (lasting 90 weeks). During the year ended September 30, 2021, the average annual revenue per student was approximately $29,200, net of scholarships or grants funded by us. We are focused on making our training more affordable and accessible through financing options, proprietary loans, institutional and relocation grants, scholarships based on need and merit, and employer sponsored training and tuition reimbursement. During the year ended September 30, 2021, approximately 42% of our active students received a UTI-funded scholarship or grant and approximately 23% of active students received funding from our proprietary loan program.

To maximize student affordability and speed to completion, we are working with high schools across the nation to increase our Technical Education Institutional Grant (“TEIG”) agreements. The TEIG agreements allow students who have completed course(s) related to their selected program of study to receive a corresponding tuition credit for up to six courses. Our students may opt out of the courses provided they pass an Advanced Placement Opportunities Test for each selected course. We have approximately 4,000 curriculum-specific TEIG agreements in place across the country. This represents approximately 2% of the high schools covered by our admissions teams. We continue to identify new opportunities to expand the volume of these curriculum-specific TEIG agreements.

In response to growing demand for trained technicians, our industry partners and employers are increasingly willing to participate in our students’ cost of education by providing them with scholarship money and relocation assistance to attend school and by offering our graduates tuition reimbursement plans and competitive compensation and benefit packages, including signing bonuses, relocation grants and tool incentives. There are over 4,800 employer location incentive opportunities, which when made available make our training programs more affordable for students and may provide them with valuable relationships or employment opportunities following graduation.
Student Enrollment
We enroll students throughout the year, and courses start every three to six weeks. For the year ended September 30, 2021, our average number of undergraduate full-time active students was 11,489, representing an increase of approximately 9.8% as compared to 10,462 for the year ended September 30, 2020. At September 30, 2021, our end of period number of undergraduate full-time active students was 13,682, an increase of 9.2% from our ending full-time enrollment of 12,524 at September 30, 2020.

Currently, our student body is geographically diverse. While our campus locations attract local students that live within 50 miles, we estimate that approximately 50% of our students elect to relocate to attend our programs. Due to the seasonality of our business and normal fluctuations in student populations, we expect variability in our quarterly results. See "Seasonality" within Part II, Item 7 of this Annual Report on Form 10-K for further discussion of seasonal fluctuations in our revenues and operating results.

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

Our employment rate for 2020 and 2019 graduates who were employed within one year of graduation was 80% and 84%, respectively. The employment calculation is based on all graduates, including those that completed MSAT programs, from October 1, 2019 to September 30, 2020 and October 1, 2018 to September 30, 2019, respectively, excluding graduates not available for employment because of continuing education, military service, medical reasons, incarceration, death or international student status. We count a graduate as employed based on a verified understanding of the graduate’s job duties to assess and confirm that the graduate’s primary job responsibilities are in his or her field of study. We verify employment by sending written verification requests to the graduate and/or the employer or collecting written information with all required elements. Verifications must include employer name, job duties, job title, hire date and employer contact information. Once we receive written verification from either source, the graduate is classified as employed in field as long as all verification requirements are met. If any information provided in a written format requires clarification, a call is made to clarify certain elements with notes documented in our student database. In instances where we are unable to obtain written verification, we also classify graduates as employed in field if we are able to obtain verbal verification, collecting the same information as noted above, from both the graduate and the employer. We periodically review a sample of employment verifications to ensure accuracy.

The table below summarizes the graduate employment rate data:

	Year Ended September 30,
	2020	2019
Graduate employment rate(1)	80%	84%
Graduates	6,832	8,482
Graduates available for employment	6,476	8,065
Graduates employed	5,176	6,763
(1)    The decrease in the graduate employment rate from fiscal 2019 to fiscal 2020 was due primarily to the impacts of the COVID-19 pandemic on our student population and the employer community.
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

Within the for-profit career-oriented and technical school sector, some of our national and regional competitors are Lincoln Technical Institute and Tulsa Welding School. We also consider other single location institutions with a larger local presence near one of our campuses to be competitors. Competition is generally based on location, tuition rates, the type of programs offered, the quality of instruction and instructional facilities, graduate employment rates, reputation and recruiting. Additionally, the military often recruits or retains potential students when branches of the military offer enlistment or re-enlistment bonuses.

Human Capital Management

As of September 30, 2021, we had approximately 1,660 full-time employees, including approximately 540 instructors, 320 admissions representatives, and 475 student support employees.

Each of our employees plays a key role in our mission to serve students, partners and communities by providing quality education and training for in-demand careers. We believe that diversity and inclusion (“D&I”) among our employees is essential in this process, as a truly innovative educational institution relies on a wealth of backgrounds and experiences to enhance student outcomes. During fiscal 2021 we hired a Director of Diversity and Inclusion who is responsible for setting the D&I strategy and roadmap to ensure that we meet our objectives both internally, of creating a company where everyone feels they belong, and externally, by working closely with our marketing and talent acquisition function to attract diverse talent. To attract a truly diverse workforce, we strive to instill a culture where employees are encouraged to draw upon their own unique skills and perspectives when engaging with our growing and diverse student population.

Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in our course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. A majority of our existing instructors have a minimum of five years’ experience in the industry and an average of eight years of experience teaching at UTI.

We employ field, military and campus-based admissions representatives who work directly with prospective students to facilitate the enrollment process. Additionally, each school has a support team that typically includes a campus president, an education director, a financial aid director, a student services director, and an employment services director.

We believe our management team has the experience necessary to effectively implement our growth and diversification strategy and continue to drive positive educational and employment outcomes for our students. For discussion of the risks relating to the attraction and retention of management and executive management employees, see Item 1A. “ Risk Factors.”

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

State Authorization

To operate and offer postsecondary programs, and to be certified to participate in Title IV Programs, each of our institutions must obtain and maintain authorization from the state in which it is physically located (“Home State”). To engage in recruiting activities outside of its Home State, each institution also may be required to obtain and maintain authorization from the states in which it is recruiting students. UTI is authorized to participate in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. As of September 1, 2021, all states other than California are members of SARA. Each of our institutions holds the state and/or SARA authorizations required to operate and offer postsecondary education programs in its Home State, and to recruit in the states in which it engages in recruiting activities.

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

Title IV Programs

The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. All of our institutions are certified to participate in Title IV Programs. The HEA, which authorizes Title

IV Programs, has not been comprehensively reauthorized since 2008. Despite repeated attempts, Congress has not completed a full reauthorization since then. In addition to HEA reauthorization, policies directly related to Title IV Programs and funding for those programs may be impacted by the annual budget and appropriations process as well as by other legislation. At this time, UTI cannot predict any or all of the changes that Congress may ultimately make, and any of those changes could potentially have a material adverse effect on UTI’s business and operations.

In fiscal 2021, we derived approximately 68% of our revenues, on a cash basis as defined by ED, from Title IV Programs. We derived approximately 49% of our revenues, on a cash basis, from the Direct Loan program, pursuant to which ED makes loans to students or their parents. We derived approximately 18% of our revenues, on a cash basis, from the Pell program, pursuant to which ED makes grants to students who demonstrate financial need. And we derived less than 1% of our revenues, on a cash basis, from the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under this program.

The Title IV Program statutes and regulations are applied primarily on an institutional basis. The HEA defines an “institution” as a main campus and its additional locations. Pursuant to this definition, ED recognizes us as operating three institutions (“OPEIDs”), organized as follows:

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

Eligibility and Recertification

All institutions participating in the Title IV Programs must first establish their eligibility to do so. The Program Participation Agreement (“PPA”) document serves as ED’s formal recognition that an institution and its associated additional locations have satisfied this requirement, and are authorized to participate in Title IV Programs for a specified period of time. An institution seeking to expand its activities in certain ways, such as opening an additional location or raising the highest academic credential it offers, must obtain approval from ED. Every institution also is required to periodically renew its certification by applying for continued certification before its current term of certification expires. Terms of certification are typically six years, but can be three years or shorter. We received a fully recertified PPA for Universal Technical Institute of Texas in April 2018, which will expire March 31, 2022. In November 2018, we received a fully recertified PPA for Universal Technical Institute of Arizona and for Universal Technical Institute of Phoenix. Both of the PPA’s will expire on March 31, 2022.

The 90/10 Rule

As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to comply with the 90/10 rule. Under the current 90/10 rule, a proprietary institution is subject to sanctions if it derives more than 90% of its revenue from Title IV Program funds for a single year and loses its eligibility to participate in Title IV programs if it derives more than 90% of its revenue from Title IV Program funds for two consecutive fiscal years. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year. As of September 30, 2021, our institutions’ annual Title IV percentages as calculated under the 90/10 rule ranged from approximately 65% to 69% between our institution’s three OPEIDs.

Under the American Rescue Plan Act of 2021 (“ARPA”), a proprietary institution must derive at least 10% of its revenue from sources other than “Federal education assistance funds,” instead of from sources other than “Title IV Program funds.” The phrase “Federal education assistance funds” is broadly defined as “[f]ederal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution.” While ARPA,is current law, by the statute’s own terms, the earliest this revision to the 90/10 rule may take effect is for institutional fiscal years beginning on or after January 1, 2023.

We are currently reviewing the potential impact of this change and will be monitoring the proposed and final regulations promulgated by ED to carry out this change, which are anticipated in 2022. Based on currently available information and reasonable expectations regarding the scope of the phrase “Federal education assistance funds” we do not believe this change will materially impact our ability to comply with the 90/10 rule.

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

The following tables set forth the most recent three-year cohort default rates for our institutions:

	Three-Year Cohort Default Rates for
	Cohort Years Ended September 30, (1)
Institution:	2018	2017	2016
Universal Technical Institute of Arizona	11.9%	13.8%	14.8%
Universal Technical Institute of Phoenix	11.9%	14.0%	14.4%
Universal Technical Institute of Texas	12.1%	16.1%	15.0%

All proprietary postsecondary institutions (2)	11.2%	14.7%	15.2%
(1)     Based on information published by ED.
(2)    Includes other proprietary institutions beyond Universal Technical Institute.

An institution whose cohort default rate exceeds 30% in consecutive fiscal years may be subject to conditions and restrictions, and will lose eligibility if the rate remains above 30% three years in a row. An institution also will lose eligibility if its rate exceeds 40% for any fiscal year. As demonstrated in the table above, none of our institutions had a three-year cohort default rate of 30% or greater for 2018, 2017 or 2016, for the three most recent FFYs with published rates. An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. As of September 30, 2021, only Universal Technical Institute of Texas was subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers due to a three-year cohort default rate that was 15% or greater for one of the three most recent years.

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

ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. ED has not required us currently to post a letter of credit on behalf of any of our schools. ED has required us to provide certain information on a regular basis following our issuance of preferred stock on July 15, 2016, and we continue to provide monthly reports to ED pursuant to such direction. For our year ended September 30, 2021, we calculated our composite score to be 2.6. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements.

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

Distance Education

In response to the COVID-19 pandemic, ED provided broad approval for institutions to use distance education without going through the standard ED approval process. ED also permitted accreditors to waive their distance education review requirements. Taking advantage of these flexibilities, we transitioned our students into blended program formats, which permitted their non-clinical training to be offered online.

ED’s temporary flexibilities currently remain in place, and will continue through the end of the payment period that begins after the date on which the federally-declared national emergency related to COVID-19 is rescinded. However, having observed that our blended learning programs offer a range of academic, operational, and financial efficiencies, we have determined to seek the permanent approvals that will permit us to continue offering blended learning programming after the noted temporary flexibilities have expired. We also continue to work to ensure that our blended learning programming complies with applicable distance education rules and standards, including ED’s new distance education rules, which became effective July 1, 2021. We intend to offer our Automotive, Diesel, Automotive/Diesel, Motorcycle and Marine programs in a blended learning format on a permanent basis. Additionally, we intend to continue to invest in our blended learning platform and curriculum to further enhance the student experience and student outcomes.

To date, we have received approval from ACCSC to permanently offer blended format programs that utilize both distance and on-ground education. Additionally, we have received permanent approvals by all state education authorizing agencies to offer blended format programs. Finally, we are working to secure approval from the Florida State veterans agency to classify our MMI non-degree, blended programs as resident training for purposes of VA benefits, to ensure that veterans enrolling in these programs can access their VA benefits after December 21, 2021, when applicable waivers are currently set to expire.

Title IV Program Rulemaking

ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. On May 26, 2021, ED announced its intention to establish multiple rulemaking committees and for these committees to prepare proposed regulations. These regulations could involve revisiting and potentially revising regulations across 14 different topics areas identified by ED, including the rules governing changes in ownership, standards of administrative capability, borrower defense to repayment, closed school loan discharges, mandatory pre-dispute arbitration clauses, and gainful employment. It is expected that these negotiated rulemakings will occur throughout 2022 and 2023, and that any resulting rules will become effective thereafter. ED has also invited public commentary on other matters around potential gaps in postsecondary outcomes, including retention, completion, loan repayment and student loan default. The potential outcome, if any, from these announced actions is unknown at this time. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships.

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

As noted above, ED has announced its intent to establish multiple rulemaking committees to revisit a wide range of existing Title IV Program regulations. One such committee, which began deliberations in October 2021, is considering revisions to the BDTR rules outlined above. We are monitoring this process and will carefully review any proposed or final regulations promulgated by ED.

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

Gainful Employment Rulemaking

ED’s gainful employment regulations that took effect July 1, 2015, included debt-to-earning metrics and disclosure requirements that applied to all programs offered by proprietary institutions. Programs with debt-to-earnings that failed to satisfy certain thresholds could lose Title IV Program eligibility. On July 1, 2019, following a contentious negotiated rulemaking, ED issued final regulations that rescinded the existing gainful employment regulations, effective July 1, 2020. However, ED has announced its intent to establish a rulemaking committee to revisit the gainful employment rule. We are monitoring this process and will carefully review any proposed or final regulations promulgated by ED.

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

In 2021 we derived approximately 14% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA, including that the institution report on the enrollment status of eligible students; maintain student records and make such records available for inspection; follow rules applicable to the individual benefits programs; and comply with applicable limits on the percentage of students receiving certain veterans’ benefits on a program and campus basis.

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

ITEM 1A. RISK FACTORS

We provide the following cautionary discussion of risks and uncertainties relevant to our business. These are factors that, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. You should consider carefully the risks and uncertainties described below in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to the Extensive Regulation of Our Business

Our failure to comply with the extensive regulatory requirements for school operations could result in financial requirements or penalties, restrictions on our operations and loss of external financial aid funding.

As detailed in “Business - Regulatory Environment,” our institutions are subject to extensive regulatory requirements imposed by a wide range of federal and state agencies, as well as by our institutional accreditor. These requirements, which are subject to frequent change, cover virtually every aspect of our schools’ operations. The approvals granted by these entities permit our schools to operate and to participate in a variety of government-sponsored financial aid programs, including Title IV Programs, from which we derived approximately 68% of our revenues, on a cash basis, in fiscal year 2021. If our institutions fail to comply with any of these regulatory requirements, our regulators could take an array of actions, including, without limitation, revocation of the approval granted by the agency. Any such adverse action could adversely affect our cash flows, results of operations and financial condition, and could include the imposition of significant operating restrictions upon us. We cannot predict with certainty how each regulatory body will apply its requirements or whether each of our schools will be able to comply with all of the requirements in the future.

Failure to maintain eligibility to participate in Title IV Programs could materially and adversely affect our business.

Title IV Program requirements, as described in “Business - Regulatory Environment-Title IV Programs,” are complex, at time imprecise, and subject to changing interpretations. In the event an institution violates these requirements, ED could impose sanctions or limitations, or terminate an institution’s Title IV Program eligibility. Forms of noncompliance that could result in sanctions or limitations, or cause the institution to lose its eligibility to participate in some or all Title IV Programs, include, without limitation, failures to: maintain state authorizations; maintain institutional accreditations; satisfy ED’s administrative capability standards; satisfy ED’s loan default rate thresholds; correctly calculate and timely return unearned Title IV Program funds received for students who withdraw before completing their educational programs; correctly determine whether students are making satisfactory academic progress in their programs and, as such, remain eligible to receive Title IV Program funds; satisfy ED’s financial responsibility standards; and comply with the 90/10 rule, the substantial misrepresentation rules or the incentive compensation rule. Types of sanctions or limitations ED might impose upon an institution include, without limitation: requiring the repayment of Title IV Program funds; imposing a less favorable payment system for the institution’s receipt of Title IV Program funds; placing an institution on provisional certification status; commencing a proceeding to impose a fine or to limit, suspend, or terminate the institution’s participation in Title IV Programs; or declining to renew the institution’s program participation agreement. Such sanctions or limitations, including the loss of Title IV Program eligibility by any of our current or future institutions, could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition. For more information, see “Business - Regulatory Environment - Title IV Programs.”

Current and future Title IV Program regulations arising out of negotiated rulemakings could materially and adversely affect our business.

ED is almost continuously engaged in negotiated rulemakings, which is the process by which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. These regulations also are frequently challenged through litigation, creating significant uncertainty as to when and what part of the regulations have taken effect, how they should be implemented, and how they will be interpreted and enforced. We devote significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships. However, we cannot predict with certainty how these new and developing regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. Significant negotiated rulemakings that could materially and adversely affect our business are discussed in “Business - Regulatory Environment - Title IV Program Rulemaking.”

The loss of funds from Veterans' benefits programs could materially and adversely affect our business.

As discussed in “Business - Regulatory Environment - Other Federal and State Student Aid Programs,” to participate in veterans’ benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, our institutions must comply with certain requirements applicable to these programs. If we fail to comply with these requirements, we could lose our eligibility to participate in veterans’ benefits programs, which could have a material adverse effect on our operations, cash flows, results of operations, or financial condition. If we fail to secure approval from the Florida State veterans agency to classify our MMI non-degree, blended programs as resident training for purposes of VA benefits, it could impede the ability of veterans enrolling in these programs to access their VA benefits after December 21, 2021, when the current waivers are currently set to expire. Future legislative or regulatory initiatives that could negatively impact the funding we receive from veterans’ benefits programs include, without limitation: (1) proposals to restrict access to military installations for student recruitment; (2) federal legislative proposals that would increase the requirements of the 90/10 Rule, such as reducing the 90% maximum under the rule to 85% and/or including military and veteran funding in the 90% portion of the calculation; (3) a reduction in appropriations for veterans’ benefits programs, or an extended government shutdown; (4) an inability to secure approvals in one or more states, delays in the process for obtaining approvals, or the revocation of an approval; (5) changes in the interpretation and application of the 85/15 rule, which prohibits paying VA benefits to students enrolling in a program where more than 85% of the students enrolled in that program have any portion of their tuition, fees, or other charges paid for them by the institution or the VA; and (6) changes in the interpretation and application of the VA rules governing the classification and treatment of blended coursework, and the eligibility of such coursework for veterans’ benefits programs.

Congress may change the law or reduce funding for or place restrictions on the use of funds received through Title IV Programs, which could reduce our student population, revenues and/or profit margin.

Congress periodically revises the HEA and other laws, and enacts new laws, governing Title IV Programs and determining the funding level for each Title IV Program. Congress most recently reauthorized the HEA in 2008. It is actively working on another HEA reauthorization, but it is uncertain whether and when the process will be completed. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs or places restrictions on the use of funds received by an institution through these programs could have a material adverse effect on our operations, cash flows, results of operations, or financial condition. Such action may occur during HEA reauthorization as part of separate technical amendments to the HEA or during Congress’ annual budget and appropriations cycle. These uncertainties could reduce our student population, revenues and/or profit margin.

Continued or increased examination of the for-profit education sector could result in further legislation, appropriations, regulations, and enforcement actions that could materially and adversely affect our business.

Over the last decade, Congress has focused significantly on for-profit education institutions, specifically regarding participation in Title IV Programs and DOD oversight of tuition assistance for military service members attending for-profit colleges. Continued or increased Congressional activity could result in the enactment of more stringent legislation, further rulemakings affecting participation in Title IV Programs and other governmental actions, increasing regulation of the for-profit sector. The likelihood of such activity could be increased as a result of elections and appointments. The composition of federal and state executive offices, executive agencies, and legislatures are subject to change based on the results of periodic elections, appointments, and other events. In some cases, candidates for elected positions in federal or state executive or legislative offices or for appointments to positions in federal or state agencies have negative opinions on for-profit education providers or may support initiatives such as eliminating or reducing student aid eligibility for for-profit education providers or providing funding to free or reduced tuition programs at public and other nonprofit postsecondary education institutions, which could adversely impact our ability to compete with such institutions. Action by Congress or other regulators may increase our administrative costs and require us to modify our practices in order for our institutions to comply with Title IV Program requirements. In addition, concerns generated by this Congressional activity may adversely affect enrollment in for-profit educational institutions such as ours. Any laws that are adopted that limit our or our students’ participation in Title IV Programs or in programs to provide funds for active duty service members and veterans or the amount of student financial aid for which our students are eligible, or any decreases in enrollment related to the Congressional activity concerning this sector, could have a material adverse effect on our operations, cash flows, results of operations, or financial condition.

Our business could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.

Because all Title IV Program student loans (other than Perkins loans) are now processed under the DL program, any disruption in our ability to process student loans through the DL program, either because of administrative challenges on our part or the inability of ED to process the increased volume of loans through the DL program on a timely basis, could impact our students’ ability to timely obtain their student loans and have a material adverse effect on our operations, cash flows, results of operations, or financial condition.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance by government agencies, regulatory agencies and third parties alleging noncompliance with applicable standards. Each of our institutions’ administration of Title IV Program funds must be audited annually by independent accountants and the resulting audit report must be submitted to ED for review. Compliance reviews and claims could also result from our notification to an agency or third party based upon our own internal compliance review. We are also subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, alleged violations of federal and state laws, false claims made to the federal government and routine employment matters. While we are committed to strict compliance with all applicable laws, regulations, and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to successfully defend against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of regulatory approvals or Title IV Program funding or other federal and state funding, injunctions or other penalties. We could also incur substantial legal costs that are not covered or are in excess of our insurance coverage. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Additionally, given the significant public scrutiny being placed on the sector we operate in, numerous state attorneys general have initiated investigations of for-profit schools operating in their state. Changes occurring at the federal or state level, as well as our financial performance in recent years, may spur further action or additional reporting requirements by state attorneys general, Congressional leadership or state licensing bodies.

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

Some states are facing budget constraints that are causing them to reduce state appropriations in a number of areas including financial aid provided to students that may attend one of our programs. We cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding available to our students decreases and our students are not able to secure alternative sources of funding, it could have a material adverse effect on our operations, cash flows, results of operations, or financial condition, negatively impact our cohort default rates, or impact our performance under the federal 90/10 Rule calculation.

If we acquire an institution that participates in Title IV Programs or open an additional location, one or more of our regulators could decline to approve the acquired institution or additional location, or could impose material conditions or restrictions, which could impair our ability to operate the acquired institution and/or the additional location as planned or to realize the anticipated benefits from the acquisition of that institution and/or opening of the additional location.

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

If regulators do not approve additional or revised programs, it could have an adverse effect on our academic or operational initiatives

A student may only use Title IV Program funds to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Our expansion plans are based, in part, on our ability to add new educational programs at our existing institutions. Generally, an institution that is eligible to participate in Title IV Programs, and is not provisionally certified, may obtain ED approval if the new program is licensed by the applicable state agency and accredited by an agency recognized by ED. However, ED, or state education agencies, and our accreditor could decline to approve a new program, or impose material conditions or restrictions on us. Any such denial or material limitation could have a material adverse effect on our operations, cash flows, results of operations, or financial condition.

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

Risks Related to Our Business

Public health pandemics, epidemics or outbreaks, including the COVID-19 pandemic, could have a material adverse effect on our business and operations.

The ongoing COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions globally. The extent to which COVID-19, like any other rapidly spreading contagious illness, may impact our business and operations will depend on a variety of factors beyond our control, including the actions of governments, businesses and other enterprises in response to the COVID-19 pandemic, the effectiveness of those actions, and vaccine availability, distribution and adoption, all of which cannot be predicted with any level of certainty. We believe that the continued spread of COVID-19 could adversely impact our business and operations, including as a result of workforce limitations and travel restrictions and related government actions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations and enrollment may be negatively impacted. Finally, state and federal regulators, including the ED, are augmenting existing regulatory processes, waiving others, and overseeing various emergency relief and aid programs. It is highly uncertain how long such regulatory accommodations will continue, or how long and in what amount emergency relief and aid funds will continue to be available. We also cannot predict the types of conditions that may be attached to participation in emergency relief and aid programs, and whether and to what extent compliance with such conditions will be monitored and enforced.

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

All of our campuses remained open during the year ended September 30, 2021, and as of September 30, 2021, all students were back in person for labs at our campuses with less than 1% of students with catch-up lab work outstanding. If further outbreaks occur and more students elect to take a leave of absence, withdraw, or do not make up the required in person labs on a timely basis, our revenues could be impacted in fiscal 2022.

The occurrence of natural or man-made catastrophes, including those caused by climate change and other climate-related causes, could materially and adversely affect our business, financial condition, results of operations and prospects.

Our business and operations could be materially adversely affected in the event of earthquakes, hurricanes, severe storms, blackouts or other power losses, floods, fires, telecommunications failures, break-ins, acts of terrorism, public health crises, including the ongoing COVID-19 pandemic, other inclement weather or similar events.

We teach our UTI and MMI programs at leased campus locations in Orlando, Florida, and have signed a lease for a new campus in Miramar, Florida, both areas that can experience tropical storms and hurricanes, severe storms, floods, coastal storms, tornadoes and power outages. We also lease three campus locations in California, two campus locations in Texas and have signed a lease for a new campus in Austin, Texas, all areas that have historically been susceptible to severe weather events.

If floods, fire, inclement weather, including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our campus facilities, or limit the ability of our students or faculty to participate in or contribute to our academic programs or our ability to comply with federal and state educational requirements or our agreements with our vendors, our business may be adversely effected, especially if such events were to occur in the midst of ongoing academic programs during an academic cycle. Such disruptions may also result in increases in student attrition, voluntary or mandatory closure of some or all of our facilities, or our inability to procure essential supplies or travel during the pendency of mandated travel restrictions. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business and results of operations could be affected adversely as a result. Moreover, damage to or total destruction of our campus facilities from various weather events may not be covered in whole or in part by any insurance we may have.

Macroeconomic conditions and aversion to debt could adversely affect our business.

We believe that our enrollment, which tends to be counter cyclical, is affected by changes in economic conditions. During periods when the unemployment rate declines or remains stable, prospective students have more employment options and recruiting new students has traditionally been more challenging. In addition, affordability concerns associated with increased living expenses, relocation expenses and the availability of full- and part-time jobs for students attending classes have made it more challenging for us to attract and retain students.

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

The awareness of our programs among high school graduates, military personnel and working adults seeking advanced training is critical to the continued acceptance and growth of our programs. Factors that could impact our ability to increase such awareness include: continued school district limitations on access to students by for-profit institutions; actions that would limit our access to military bases and installations; and our failure to maintain relationships with automotive, diesel, collision repair, motorcycle and marine manufacturers and suppliers. Our inability to continue to develop awareness of our programs could reduce our enrollments, which could have a material adverse effect on our cash flows, results of operations and financial condition.

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

Expanding our blended learning format could be difficult for us.

The expansion of existing and creation of new blended programs may not be accepted by students or employers. Our efforts may be materially adversely affected by increased competition in the online or blended education market, or because of performance or reliability issues with our blended program infrastructure. Regulators could determine not to grant us the permanent approvals that will permit us to continue offering blended learning programming after the temporary pandemic-based flexibilities have expired, which could result in the loss of eligibility to participate in the federal student aid programs, including VA benefits.

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

Our success to date has depended, and will continue to depend, largely on the experience, skills, efforts and motivation of our executive officers. Our success also depends in large part upon our ability to attract and retain highly qualified faculty, campus presidents, administrators and corporate management. Due to the nature of our business, we face significant competition in the attraction and retention of personnel who possess the skill sets that we seek. The for-profit education sector can experience periods of significant regulatory and government scrutiny, which may make it more difficult to attract and retain talent. If we are unable to, or are perceived to be unable to, attract and retain experienced and qualified personnel, our business, financial condition and results of operations may be materially adversely affected. Additionally, key personnel may leave us and subsequently compete against us. Because we do not currently carry “key man” life insurance, the loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully manage our business.

If we are unable to hire, retain and continue to develop and train our admissions representatives, the effectiveness of our student recruiting efforts would be adversely affected.

In order to support revenue growth and student enrollment, we need to hire and train new admissions representatives, as well as retain and continue to develop our existing admissions representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong admissions representative team may be affected by a number of factors, including: competition in hiring qualified persons; limitations on compensation payable to admissions representatives arising from the incentive compensation rule; and our ability to adequately train and motivate our admissions representatives. If we are unable to hire, develop or retain quality admissions representatives, the effectiveness of our student recruiting efforts would be adversely affected.

If we fail to reduce our underutilized capacity, we may experience a deterioration of our profitability and operating margins.

We have underutilized capacity at a number of our campuses. Our ongoing efforts to increase utilization may strain our management, operations, employees or other resources. We may not be able to maintain our current capacity utilization rates, effectively manage our operations or achieve planned capacity utilization on a timely or profitable basis. If we are unable to improve our underutilized capacity, we may experience operating inefficiencies at a level that would result in higher than anticipated costs, which would adversely affect our profitability and operating margins.

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

On May 12, 2021, we entered into a Credit Agreement with Fifth Third Bank, National Association to finance the Avondale, Arizona property that we purchased in December 2020, via a term loan in the maximum principal amount of $31.2 million with a maturity of seven years (the “Term Loan”). We are required to make monthly payments of principal plus accrued interest. As of September 30, 2021, $30.9 million in principal was outstanding under the Term Loan. The Credit Agreement imposes various restrictions and contains customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations and certain limitations on restricted payments; and limitations on liens, encumbrances and indebtedness. In addition, borrowings under the Credit Agreement are secured by a first priority lien on our Avondale, Arizona property, including all land and improvements. If we fail to comply with the covenants or payments specified in the Credit Agreement, the lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. The amount of our outstanding indebtedness could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A portion of our Term Loan bears interest at variable rates. We have entered into an interest rate swap agreement with the lender that effectively fixes the interest rate on 50% of the principal amount of the Term Loan at 3.5% for the entire loan term. However, increases in interest rates with respect to any amount of our debt not covered by the interest rate swap could increase the cost of servicing our debt and could reduce our profitability and cash flows. Such increases may occur from changes in regulatory standards or industry practices, such as the upcoming transition away from LIBOR as a benchmark reference for short-term interests. Such a transition may result in the usage of a higher reference rate for our variable rate debt. Excluding the effect of the interest rate swap on the Term Loan, each 1.0% increase in interest rates on the Term Loan would increase our annual interest expense by $0.1 million based on balances outstanding under the Term Loan as of September 30, 2021.

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

Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge is recognized as an expense in the period in which impairment is identified. Our total recorded goodwill of $8.2 million as of September 30, 2021 relates to our MMI Orlando, Florida campus and resulted from the acquisition of our motorcycle and marine education business in 1998. We perform our annual goodwill impairment assessment during the fourth quarter of each fiscal year. Future assessments of goodwill could result in reductions. Any reduction in net income and operating income resulting from the write-down or impairment of goodwill could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our common stock, we may be required to impair goodwill in future periods.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock has fluctuated significantly in the past, and may continue to fluctuate significantly for a variety of different reasons, including, without limitation, developments in our industry; our quarterly or annual earnings or those of other companies in our industry; changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry; negative publicity, including government hearings and other public lawmaker or regulator criticism, regarding our industry or business; changes in enrollment; and changes in general conditions in the United States and global economies or financial markets, including those resulting from health epidemics, war, incidents of terrorism or responses to such events. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. Changes may occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Campuses and Other Properties

The following sets forth certain information relating to our campuses and corporate headquarters as of September 30, 2021. Many of the leases are renewable for additional terms at our option. Our facilities are utilized consistent with management’s expectations, and we believe such facilities are suitable and adequate for currently identifiable requirements and that additional space, if needed, can be obtained on commercially reasonable terms to meet any future requirements.

Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Campus locations:
Arizona (Avondale)(1)	UTI	283,000	Owned	N/A
Arizona (Phoenix)(1)	MMI	117,000	Leased	December 2022
California (Long Beach)	UTI	137,000	Leased	August 2030
California (Rancho Cucamonga)	UTI	148,000	Leased	September 2031
California (Sacramento)(2)	UTI	245,000	Leased	February 2033
Florida (Miramar)(3)	UTI	83,200	Leased	March 2032
Florida (Orlando)(4)	UTI	178,875	Leased	August 2029 and March 2031
Florida (Orlando)(4)	MMI	117,700	Leased	August 2022
Illinois (Lisle)	UTI	187,000	Leased	December 2032
New Jersey (Bloomfield)	UTI	102,000	Leased	December 2030
North Carolina (Mooresville)(5)	NASCAR Tech	146,000	Leased	October 2030
Pennsylvania (Exton)	UTI	129,000	Leased	October 2029
Texas (Dallas/Ft. Worth)	UTI	95,000	Owned	N/A
Texas (Houston)	UTI	172,000	Owned	N/A
Texas (Austin)(6)	UTI	107,000	Leased	December 2031

Other locations:
Arizona (Phoenix)(7)	Corporate Headquarters	29,000	Leased	December 2025
Arizona (Phoenix)(1)	Operational Support	47,000	Leased	December 2022
(1)    During fiscal 2021, we purchased our Avondale, Arizona campus for approximately $45.2 million, including closing costs and other fees, with the intention of consolidating our MMI Phoenix, Arizona campus into the same location by the end of fiscal 2022.
(2)    In September 2020, we signed an amendment to the lease for our Sacramento, California campus which extended the lease through February 2033. Additionally, this amendment reduces our leased space by approximately 128,000 square feet to 117,000 square feet effective as of January 1, 2022.
(3)    During fiscal 2021, we signed a lease agreement for a new campus in Miramar, Florida. We expect to take possession of the building for construction in early fiscal 2022 with plans to open the campus in the fourth quarter of fiscal 2022. Excludes approximately 20,000 square feet of mezzanine space constructed by UTI that is not subject to rent.
(4)    As part of our plans to consolidate the MMI Orlando, Florida campus into the UTI Orlando, Florida campus, during fiscal 2021 we signed a new lease agreement for approximately 34,000 square feet adjacent to our current UTI Orlando campus with a term that ends in March 2031. Additionally, we amended our UTI Orlando lease agreements to extend the lease term through August 2029. In October 2021, we further amended one of the Orlando lease agreements to add an additional 9,000 square feet as of November 1, 2021. We expect to exit the current MMI Orlando campus by the end of the second quarter of fiscal 2022. The net square foot reduction as a result of the campus optimization plan is approximately 75,000 square feet.

(5)    In December 2020, we signed an amendment to the lease for our Mooresville, North Carolina campus which extended the lease through October 2030.
(6)    During fiscal 2021, we signed a lease agreement for a new campus in Austin, Texas. We took possession of the building in September 2021. The Austin campus is expected to open during the second quarter of fiscal 2022.
(7)    In September 2021, we listed approximately 8,500 square feet of our Corporate Headquarters for sublease. As of September 30, 2021, no sublease arrangements had been executed.
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

The closing price of our common stock as reported by the NYSE on November 30, 2021 was $8.40 per share. As of November 30, 2021, there were 25 holders of record of our common stock.

Dividends

On June 9, 2016, our board of directors voted to eliminate the quarterly cash dividend on our common stock. Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions.

Repurchase of Securities

On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We did not repurchase any shares during the year ended September 30, 2021.

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference in such filing.

The following performance graph compares the performance of our common stock to the Russell 2000 Index, CRSP NYSE Stock Market (US Companies) Index, our previous peer group as determined by management, and a new peer group established by management based upon changes in our growth and diversification strategy. The companies comprising the old and new peer groups are summarized in the tables below. We feel that the Russell 2000 Index and the new peer group provides a more meaningful comparison to our common stock’s performance and we intend to compare our performance to these two indices going forward.

The graph below compares our annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Russell 2000 Index, CRSP NYSE Stock Market (US Companies) Index, our previous peer group index and our new peer group index. This presentation assumes that $100 was invested in shares of the relevant issuers on September 30, 2016, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. The CRSP index has been included with data through 2020 as such data is no longer available.

400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2016
2017
2018
2019
2020
2021
Universal Technical Institute Inc.
Russell 2000
NYSE Stock Market (US Companies)
New Peer Group
Old Peer Group

CRSP Total Returns Index for:	09/2016	09/2017	09/2018	09/2019	09/2020	09/2021
Universal Technical Institute, Inc.	$100.00	$194.94	$149.44	$305.62	$285.39	$379.78
Russell 2000	100.00	120.74	139.14	126.77	127.27	187.94
NYSE Stock Market (US Companies)	100.00	116.49	131.92	136.53	137.11	—
New Peer Group	100.00	156.11	221.72	200.49	151.15	150.63
Old Peer Group	100.00	185.72	244.33	216.35	164.02	173.23

Companies in the New Self-Determined Peer Group:
Adtalem Global Education, Inc.	Lincoln Educational Services Corporation
American Public Education, Inc.	Perdoceo Education Corporation
Aspen Group, Inc.	Strategic Education, Inc.

Companies in the Old Self-Determined Peer Group:
Adtalem Global Education, Inc.	Perdoceo Education Corporation
Grand Canyon Education, Inc.	Strategic Education, Inc.
Lincoln Educational Services Corporation	Zovio, Inc.

Notes:
•The lines represent monthly index levels derived from compounded daily returns that include all dividends.
•The indexes are reweighted daily, using the market capitalization on the previous trading day
•If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•The index level for all series was set to $100 on September 30, 2016.
•Russell 2000 Index Data: Copyright Russell Investments. Used with permission. All rights reserved. Copyright 1980-2021.
•NYSE Index Data: Calculated (or Derived) based from CRSP NYSE Stock Market (US Companies), Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2021. Used with permission. All rights reserved.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.

ITEM 6. [RESERVED]

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

General Overview

Founded in 1965, with more than 225,000 graduates in its history, we are a leading provider of transportation and technical training programs. As of September 30, 2021, we offered certificate, diploma or degree programs at 12 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute and NASCAR Technical Institute. Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.

Revenues

Our revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2021, 2020 and 2019, respectively, consisted of gross tuition. We supplement our tuition and fee revenues with additional revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Through our proprietary loan program, we, in substance, provide the students who participate in this program with extended payment terms for a portion of their tuition. Under ASC 606, the portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. Estimating the collection rate requires significant management judgment. Upon adoption of ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) as of October 1, 2020, we revised our estimated collection rate to only include historical collections from the past ten years as we determined that such population better represents our current expected collections. The estimated amount is determined at the inception of the contract and we recognize the related revenue as the student progresses through school. Each reporting period, we update our assessment of the variable consideration associated with the proprietary loan program. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program. We also provide dealer technician training or instructor staffing services to manufacturers, and we recognize revenue as the transfer of services occurs.

Student Enrollment and Tuition

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

The introduction of additional program offerings at existing campuses and opening additional campuses is expected to influence our average full-time enrollment. We currently offer start dates at our campuses that range from every three to six weeks throughout the year in our core programs. The number of start dates of advanced training programs varies by the duration of those programs and the needs of the manufacturers which sponsor them.

Our tuition charges vary by type and length of our programs and the program level, such as core or advanced training. We implemented tuition rate increases of up to 2.5%, 3.5% and 3.0% for each of the years ended September 30, 2021, 2020 and 2019, respectively. We regularly evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Financial Aid

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs and various veterans' benefits programs, to pay a substantial portion of their tuition and other education-related expenses. Approximately 68% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2021 as calculated under the 90/10 rule. Additionally, approximately 14% of our revenues, on a cash basis, were collected from funds distributed under various veterans' benefits programs for the year ended September 30, 2021.

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

Operating Expenses

We categorize our operating expenses as (i) educational services and facilities and (ii) selling, general and administrative.

Major components of educational services and facilities expenses include: faculty and other campus administration employees’ compensation and benefits; facility rent; maintenance; utilities; depreciation and amortization of property and equipment used in the provision of educational services; tools; training aids; royalties under our licensing arrangements; and other costs directly associated with teaching our programs and providing educational services to our students.

Selling, general and administrative expenses include: compensation and benefits of employees who are not directly associated with the provision of educational services, such as: executive management, finance and central accounting, information technology, legal, human resources, marketing and student admissions; marketing and student enrollment expenses; professional services; bad debt expense; costs associated with the implementation and operation of our student management and reporting system; rent for our corporate office headquarters; depreciation and amortization of property and equipment that is not used in the provision of educational services; and other costs that are incidental to our operations. All marketing and student enrollment expenses are recognized in the period incurred. Costs related to the opening of new facilities, excluding related capital expenditures, are expensed in the period incurred or when services are provided.

2021 Overview

Student Metrics

	September 30, 2021	September 30, 2020	% Change
Total new student starts	13,028	11,283	15.5%
Average undergraduate full-time active students	11,489	10,462	9.8%
End of period undergraduate full-time active students	13,682	12,524	9.2%

The increase in new student starts, average undergraduate full-time active students and end of period undergraduate full-time active students was due to increased effectiveness of our marketing and admissions efforts and the impacts of the COVID-19 pandemic on the prior year.

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

Operations

Our revenues for the year ended September 30, 2021 were $335.1 million, an increase of $34.3 million, or 11.4%, from the prior year. The increase in revenue was due to growth in students, increased revenue per student, and the impact of the COVID-19 pandemic in the prior year, which resulted in more students being on leave of absence and the suspension of operations at our campuses for a period of time in fiscal 2020. All of our campuses were fully operational during fiscal 2021, and as of September 30, 2021, all students were attending in person for labs at our campuses with less than 1% of students with catch-up lab work outstanding. As a result, there was no deferred revenue related to the impact of COVID-19 as of September 30, 2021, while we had $6.1 million of deferred revenue as of September 30, 2020.

In fiscal 2021, we had operating income of $14.9 million, as compared to an operating loss of $3.9 million in the prior year. Our operating expenses for fiscal 2021 increased 5.1% as compared to the prior year primarily due to support activities related to the increase in student enrollment. Productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on efficiency opportunities throughout our cost structure, while improving and investing in the overall student experience. Net income for the year ended September 30, 2021 was $14.6 million, compared to net income of $8.0 million in the prior year. The prior period included a $10.7 million tax benefit resulting from the application of revised net operating loss carryback regulations from the CARES Act.

Business Strategy
Our core business strategies are aligned with our mission to serve students, partners and communities by providing quality education and training for in-demand careers. Additionally, as we evolve our business model, we are focused on growth and diversification which is achieved through acquisitions, opening new campus locations, the expansion of new program offerings, and new funding and business operating models.
During the year ended September 30, 2021, we executed the following as part of our growth and diversification strategy:

•We entered into a definitive agreement to acquire MIAT College of Technology (“MIAT”) from HCP & Company. MIAT served approximately 1,200 students as of September 30, 2021 through its campuses in Canton, Michigan and Houston, Texas. The company offers vocational and technical certificates as well as associates degrees in fields with robust and growing demand for skilled technical workers, including aviation maintenance, energy technology, wind power, robotics and automation, non-destructive testing, HVACR, and welding. The acquisition will enable us to further expand our program offerings into growing industry sectors and rapidly expanding fields likely to be bolstered by technological innovation and the country’s focus on sustainable energy. The transaction closed on November 1, 2021.

•Announced and began execution on our plans to open two additional campus locations during fiscal 2022 in Austin, Texas and Miramar, Florida.
•Announced the expansion of our welding technology program to our Bloomfield, New Jersey campus (launched in July 2021), to our Mooresville, North Carolina campus (in January 2022), and plans to launch a ninth welding program later in fiscal 2022.
•Launched or expanded the following MSAT programs:
◦The Fendt® Technician Academy, a new program with AGCO Corporation, a global leader in the design, manufacture and distribution of agricultural machinery and solutions, at our Lisle, Illinois campus.
◦The Daimler Trucks North America (“DTNA”) Finish First program to our Orlando, Florida campus.
◦Transition of BMW to the Fast Track program our Avondale, Arizona and Orlando, Florida campuses, with Long Beach, California launching in May 2022 and three additional locations launching by the end of fiscal 2022.
•Launched or expanded the following military base MSAT programs:
◦Premier Truck Group Technician Skills Program, a first-of-its-kind diesel-commercial vehicle technician career skills program, for service members at Fort Bliss, a U.S. Army post in El Paso, Texas.
◦BMW Military Service Technician Education Program at Fort Bragg, a U.S. Army post near Fayetteville, North Carolina.
•Purchased our Avondale, Arizona campus at the end of December 2020, for approximately $45.2 million, including closing costs and other fees, with the intention of consolidating our MMI Phoenix, Arizona campus into the same location by the end of fiscal 2022. During May 2021, we completed the financing of our Avondale, Arizona campus which replenished approximately $31.2 million of the funds used to purchase the campus.
•Announced the future consolidation and reconfiguration of the UTI and MMI Orlando, Florida campus facilities into one site which is currently scheduled for completion by the end of the second quarter of 2022.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2021	2020	2019
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	49.8%	51.9%	53.8%
Selling, general and administrative	45.8%	49.4%	48.6%
Total operating expenses	95.6%	101.3%	102.4%
Income (loss) from operations	4.4%	(1.3)%	(2.4)%
Interest (expense) income, net	(0.1)%	0.4%	(0.5)%
Other income	0.2%	—%	0.6%
Total other income, net	0.1%	0.4%	0.1%
Income (loss) before income taxes	4.5%	(0.9)%	(2.3)%
Income tax (expense) benefit	(0.2)%	3.5%	(0.1)%
Net income (loss)	4.3%	2.6%	(2.4)%
Preferred stock dividends	1.6%	1.8%	1.6%
Income (loss) available for distribution	2.7%	0.8%	(4.0)%

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Revenues
Our revenues for the year ended September 30, 2021 were $335.1 million, an increase of $34.3 million, or 11.4%, as compared to revenues of $300.8 million for the year ended September 30, 2020. During fiscal 2021, our average full-time student enrollment increased by 9.8% and our new student starts increased 15.5%, reflecting strong front-end demand across all channels. Revenues for fiscal 2020 were impacted by a higher number of students on leave of absence and the deferral of $6.1 million of revenue related to the large number of make-up labs and online-only students that resulted when we paused operations during the year due to the onset of the COVID-19 pandemic in March 2020. Our revenue recognized for active students in fiscal 2021 was also impacted by COVID-19, with lower average revenue per student versus pre-COVID levels driven by the pace at which students were progressing through their programs and by students retaking courses previously completed or attempted. However, as of September 30, 2021, all students were attending in person for labs at our campuses with less than 1% of students with catch-up lab work outstanding. As a result, we had no deferred revenue as of September 30, 2021.
We recognized $9.7 million on an accrual basis related to revenues and interest under our proprietary loan program for the year ended September 30, 2021, as compared to $7.4 million recognized for the year ended September 30, 2020.
Educational services and facilities expenses
Our educational services and facilities expenses for the year ended September 30, 2021 were $166.8 million, representing an increase of $10.9 million, or 7.0%, as compared to $155.9 million for the year ended September 30, 2020.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Year Ended September 30,
	2021	2020
Salaries expense	$75,561	$71,516
Employee benefits and tax	11,689	11,911
Bonus expense	1,985	1,023
Stock-based compensation	60	64
Compensation and related costs	89,295	84,514
Occupancy costs	31,409	37,742
Depreciation and amortization expense	13,232	12,187
Supplies and maintenance expense	13,069	15,282
Student expense	4,158	3,186
Contract services expense	2,516	2,801
Taxes and licensing expense	2,422	2,319
Other educational services and facilities expenses	10,717	(2,099)
Total educational services and facilities expense	$166,818	$155,932

Compensation and related costs increased $4.8 million for the year ended September 30, 2021, as compared to the prior year:

•Salaries expense increased $4.0 million primarily related to incremental headcount developing new learning products as we continue to invest in and develop our online curriculum and increases in instructor salaries and overtime as the prior year had reduced instructor headcount due to lower student counts and as a result of cost reduction actions taken during the COVID-19 pandemic.
•Bonus expense increased $1.0 million. The increase was the result of actual achievement against management bonus plan metrics in the current year.

Occupancy costs decreased $6.3 million during fiscal year 2021. The decrease was primarily attributable to cost reductions from closing our Norwood, Massachusetts campus, downsizing our Exton, Pennsylvania and Sacramento, California campuses, and purchasing our Avondale, Arizona campus in December 2020. Our future occupancy costs will increase due to the addition of the new Austin, Texas and Miramar, Florida campus locations. In order to have the campuses ready for the anticipated opening dates in fiscal 2022, we took possession of the Austin campus building in September 2021 and the Miramar campus in October 2021 to complete tenant improvements. Lease expense begins at the possession date. Additionally, future occupancy costs will be favorably impacted as we complete our campus consolidation plans for both MMI Phoenix, Arizona and MMI Orlando, Florida.

Depreciation and amortization expense increased $1.0 million during the year ended September 30, 2021 primarily due to the purchase of the Avondale, Arizona campus during fiscal year 2021.

Supplies and maintenance expense decreased by $2.2 million primarily due to $5.7 million in laptops purchased for our students to support their transition to the new blended on-line learning model in fiscal 2020, while we only purchased $2.6 million in laptops in the current year. In fiscal 2020, the laptops were one of the allowable costs qualifying for reimbursement from the institutional HEERF funds received which is reflected in the “Other educational services and facilities expense” line.

Student expense increased by $1.0 million primarily due to a $1.1 million increase in student housing expense.

Other educational services and facilities expense increased by $12.8 million. The increase is primarily related to a credit of $13.3 million for the reimbursement of allowable costs related to the changes in delivery of instruction due to the coronavirus during the year ended September 30, 2020, while the year ended September 30, 2021 includes a $0.3 million credit for allowable costs. The allowable costs are included in the relevant line items above. See Note 22 of the notes to the Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further information on the HEERF funds.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended September 30, 2021 were $153.3 million, representing an increase of $4.6 million, or 3.1%, as compared to $148.7 million for the year ended September 30, 2020.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Year Ended September 30,
	2021	2020
Salaries expense	$56,644	$57,266
Employee benefits and tax	10,965	11,539
Bonus expense	14,671	11,116
Stock-based compensation	1,748	2,013
Compensation and related costs	84,028	81,934
Advertising expense	38,748	39,707
Other selling, general and administrative expenses	18,828	17,961
Contract services expense	5,509	4,307
Professional services expense	5,409	3,828
Depreciation and amortization expense	796	963
Total selling, general and administrative expenses	$153,318	$148,700

Compensation and related costs increased by $2.1 million for the year ended September 30, 2021, as compared to the prior year:

•Bonus expense increased by $3.6 million. The increase was the result of higher student counts and related admissions representative graduation incentives, and actual achievement against management bonus plan metrics in the current year.
•Salaries expense decreased by $0.6 million, primarily due to a decrease in admission representative salaries of $1.0 million, which was partially offset by a $0.4 million increase in salaries to support our growth strategy.
•Employee benefits and tax decreased by $0.6 million, primarily due to a decrease in medical claims.
Advertising expense decreased by $1.0 million for the year ended September 30, 2021, as compared to the prior year. The decrease was attributable to targeted cost-efficient marketing efforts, with a shift away from television advertising toward digital media. Advertising expense as a percentage of revenues decreased to 11.6% for the year ended September 30, 2021 as compared to 13.2% in the prior year.
Other selling, general and administrative expenses increased by $0.9 million for the year ended September 30, 2021, as compared to the prior year, primarily due to increases of $0.8 million in software costs and $0.4 million in charitable contributions, which were partially offset by a decrease of $0.8 million in occupancy costs primarily due to relocating our headquarters to a more cost-effective location. Other selling, general and administrative expenses includes a $0.6 million credit for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus, while the prior year included a $1.8 million credit for allowable costs. The allowable costs are included in the relevant line items above. See Note 22 of the notes to the Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further information on the HEERF funds.
Contract services expense increased by $1.2 million and professional services increased by $1.6 million for the year ended September 30, 2021. The increases were primarily due to costs incurred related to our growth and diversification initiatives, including the acquisition of MIAT which closed in November 2021.

Other income, net

Other income for the year ended September 30, 2021 was $0.2 million, a decrease of $1.0 million as compared to other income of $1.3 million for the year ended September 30, 2020. The $0.2 million of other income in fiscal 2021 was comprised primarily of $0.4 million of gains on our non-qualified deferred compensation plan due to investment performance which was partially offset by $0.3 million of interest expense on our Term Loan (as defined below). Fiscal 2020 other income was primarily attributable to interest income on held-to-maturity securities.
Income taxes
Our income tax expense for the year ended September 30, 2021 was $0.6 million, or (4.0)% of pre-tax income, compared to an income tax benefit of $10.6 million, or (408.7)% of pre-tax loss, for the year ended September 30, 2020. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. Our income tax expense/benefit was impacted by a decrease in the valuation allowance of $3.2 million and $6.1 million during the years ended September 30, 2021 and 2020, respectively. The significant decrease in the valuation allowance for the year ended September 30, 2020, and the related income tax benefit, was primarily attributable to the carryback of NOLs under the provisions of the CARES Act and the adoption of ASC 842 as of October 1, 2019. We will maintain a valuation allowance on our deferred tax assets until sufficient positive evidence exists to support its reversal. See Note 14 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. Pursuant to the terms of the certificate of designation defining the rights, preferences, and privileges of the Series A Preferred Stock, we paid preferred stock cash dividends totaling $5.3 million during the years ended September 30, 2021 and 2020, respectively. See Note 16 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the preferred stock.

Income available for distribution

Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution for the years ended September 30, 2021 and 2020 of $9.3 million and $2.7 million, respectively.

For a discussion of the financial results of operations for the year ended September 30, 2020 compared to the year ended September 30 2019, refer to Part II, Item 7 of our 2020 Form 10-K filed with the SEC on December 3, 2020 which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Non-GAAP Financial Measures

Our earnings before interest, tax, depreciation and amortization (“EBITDA”) for the years ended September 30, 2021, 2020 and 2019 were $29.5 million, $9.4 million and $11.4 million, respectively. We define EBITDA as net income (loss) for the year, before interest (income) expense, income tax (benefit) expense, and depreciation and amortization.

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

EBITDA reconciles to net income (loss) as follows (in thousands):

	Year Ended September 30,
	2021	2020	2019
Net income (loss)	$14,581	$8,008	$(7,868)
Interest expense (income), net	282	(1,142)	1,729
Income tax expense (benefit)	602	(10,602)	203
Depreciation and amortization (1)	14,028	13,150	17,291
EBITDA	$29,493	$9,414	$11,355
(1)     Includes depreciation of training equipment obtained in exchange for services of $1.2 million, $1.3 million and $1.4 million for the years ended September 30, 2021, 2020 and 2019, respectively.
Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as announced growth and diversification initiatives through at least the next fiscal year. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation and expansion of new programs, such as welding, in existing markets and campus facilities.

Our aggregate cash and cash equivalents were $133.7 million as of September 30, 2021, an increase of $56.9 million from September 30, 2020. There were no held-to-maturity investments as of September 30, 2021. We had short-term held-to-maturity investments of $38.1 million as of September 30, 2020. We had $30.9 million of long-term debt outstanding as of September 30, 2021 and no long-term debt outstanding as of September 30, 2020.

We believe that additional strategic uses of our cash resources may include consideration of strategic acquisitions, the repurchase of common stock, purchase of real estate assets, and subsidizing funding alternatives for our students, among others. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents, and short-term investments, or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into additional credit facilities, issue debt or issue additional equity.

As previously noted, we purchased our Avondale, Arizona campus at the end of December 2020, for approximately $45.2 million, including closing costs and other fees. Due to the timing of the close for the Avondale property, we used available operating cash for the purchase. On May 12, 2021, we entered into a credit agreement to refinance the Avondale property through a $31.2 million term loan that bears interest at the rate of LIBOR plus 2.0% over the seven year term (the “Term Loan”). In connection with the Term Loan, we entered into an interest rate swap agreement with the lender that effectively fixes the interest rate on 50% of the principal amount of the term loan at 3.5% for the entire loan term. The Term Loan is secured by a first priority lien on our Avondale, Arizona property, including all land and improvements. See Note 12 of the notes to the consolidated financial statements herein for additional details on the Term Loan.

Additionally, on March 29, 2021, we entered into a definitive agreement to acquire MIAT from HCP & Company for a purchase price not to exceed $26.0 million in cash, subject to closing working capital adjustments. On November 1, 2021, following the satisfaction of all closing conditions, we closed the acquisition using cash on hand to pay the $26.0 million consideration contemplated under the definitive agreement.

We currently do not pay a cash dividend on our common stock. We paid preferred stock cash dividends of $5.3 million during the years ended September 30, 2021, 2020, and 2019, respectively.

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

Operating Activities

Our net cash provided by operating activities was $55.2 million and $11.0 million for the years ended September 30, 2021 and 2020, respectively.

Net income, after adjustments for non-cash items, provided cash of $47.7 million for the year ended September 30, 2021. The non-cash items included $15.6 million for amortization of right-of-use assets for operating leases, $14.0 million for depreciation and amortization expense, $1.7 million for stock based compensation expense and $1.7 million for bad debt expense.

Changes in operating assets and liabilities for the year ended September 30, 2021 provided cash of $7.4 million primarily due to the following:

•The increase in deferred revenue provided cash of $17.0 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at September 30, 2021 as compared to September 30, 2020.
•The decrease in receivables provided cash of $8.5 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The decrease in the income taxes receivable provided cash of $7.1 million and was primarily attributable to receipt of the remaining income tax refund originally recorded in fiscal 2020 as a result of the CARES Act which allowed us to carryback NOLs from previous years.
•Changes in our operating lease liability as a result of rent payments used cash of $20.5 million.
•The increase in prepaid expense and other current liabilities used cash of $4.4 million primarily related to prepaid insurance as of September 30, 2021.

Net income, after adjustments for non-cash items, for the year ended September 30, 2020 provided cash of $48.8 million. The non-cash items included $24.3 million for amortization of right-of -use assets for operating leases, $11.8 million for depreciation and amortization expense, $2.1 million for stock-based compensation expense, and $1.8 million for bad debt expense.

Changes in operating assets and liabilities for the year ended September 30, 2020 used cash of $37.7 million primarily due to the following:

•Changes in our operating lease liability as a result of rent payments used cash of $25.6 million.

•The increase in receivables used cash of $13.7 million and was primarily attributable to the timing of Title IV disbursements and other cash receipts on behalf of our students. Due to the COVID-19 pandemic, more students took a leave of absence in fiscal 2020 and our campuses suspended operations for a period of time during the second quarter. The COVID-19 pandemic has impacted the pace in which students progress through their programs.
•The increase in the income taxes receivable used cash of $7.0 million and was primarily attributable to the CARES Act, which allowed us to carryback NOLs from fiscal 2019 and fiscal 2018 and record an $11.3 million income tax refund. Of the $11.3 million income refund recorded, $4.2 million was received during fiscal 2020.
•The increase in deferred revenue used cash of $2.2 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relations to completion of their program at September 30, 2020 as compared to September 30, 2019. We had deferred revenue of $6.1 million as of September 30, 2020 due to students retaking courses that were previously completed and the additional time needed to complete in-person catch-up labs that were unable to be completed during the time the campuses were closed due to the COVID-19 pandemic.
•The increase in accounts payable and accrued expenses provided cash of $7.0 million primarily related to the timing of payments to vendors and bonus accruals.

Investing Activities

For the year ended September 30, 2021, net cash used in investing activities was $23.0 million. The cash outflow was primarily related to the purchase of property and equipment of $61.6 million, of which $45.2 million related to the purchase of the building at our Avondale, Arizona campus location, while the remaining amount represented capital expenditures for the Lisle, Illinois and Bloomfield, New Jersey welding program expansions, the Orlando, Florida and Sacramento, California consolidations, and other campus investments. The purchase of property and equipment was partially offset by proceeds from maturities of held-to-maturity securities of $37.7 million.

For the year ended September 30, 2020, net cash used in investing activities was $45.8 million. The cash outflow was primarily related to the net purchase of $38.4 million in held-to-maturity investments with a portion of the proceeds received from a public offering of our common stock in February 2020. Net cash used in investing activities was also impacted by purchases of property and equipment of $9.3 million which includes capital expenditures for the Houston, Texas and Long Beach, California welding program expansions.

Financing Activities

For the year ended September 30, 2021, net cash provided by financing activities was $24.8 million which was primarily the result of the $31.2 million in proceeds received from the financing of the Avondale, Arizona property in May 2021. This was partially offset by our semi-annual payments of preferred stock dividends of $5.3 million.

For the year ended September 30, 2020, net cash provided by financing activities was $43.1 million and related primarily to the $49.2 million of net proceeds received from a public offering of our common stock in February 2020, partially offset by our semi-annual payments of preferred stock dividends of $5.3 million.

For a discussion of our liquidity for the year ended September 30 2019, refer to Part II, Item 7 of our 2020 Form 10-K filed with the SEC on December 3, 2020 which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Share Repurchase Program

On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We did not repurchase any shares during the year ended September 30, 2021.

Off-Balance Sheet Arrangements

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2021, the total face amount of these surety bonds was approximately $15.3 million.

Related Party Transactions

Information concerning certain related party transactions is included in Note 10 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions.”

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

	Revenues
(Dollars shown in thousands)	Year Ended September 30,
	2021		2020		2019
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
December 31	$76,125	22.7%	$87,234	29.0%	$83,050	25.1%
March 31	77,709	23.2%	82,717	27.5%	81,746	24.7%
June 30	83,768	25.0%	54,483	18.1%	79,042	23.8%
September 30	97,481	29.1%	76,327	25.4%	87,666	26.4%
Fiscal year	$335,083	100.0%	$300,761	100.0%	$331,504	100.0%

The increase in revenues from December 31, 2020 to September 30, 2021 was primarily related to student growth and the rebound in full-time active students during fiscal 2021 as the COVID-19 pandemic became more contained and vaccines became available. Our revenue recognized for active students improved in fiscal 2021 versus fiscal 2020, but was still impacted by COVID-19, with lower average revenue per student versus pre-COVID levels driven by the pace in which students were progressing through their programs and by students retaking courses previously completed or attempted.

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

	Income (Loss) from Operations
(Dollars shown in thousands)	Year Ended September 30,
	2021		2020		2019
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
December 31	$775	5.2%	$4,254	(109.9)%	$(7,205)	92.4%
March 31	(1,661)	(11.1)%	(499)	12.9%	(5,580)	71.5%
June 30	3,052	20.4%	(13,779)	356.0%	(455)	5.8%
September 30	12,781	85.5%	6,153	(159.0)%	5,438	(69.7)%
Fiscal year	$14,947	100.0%	$(3,871)	100.0%	$(7,802)	100.0%

The increase in income from operations from December 31, 2020 to September 30, 2021 was primarily due to increased revenue as well as continued execution of cost control measures.

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

Revenue recognition

Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (“ASC 606”). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2021, 2020 and 2019, respectively, consisted of gross tuition. The majority of our core programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

For most of our programs, we have transitioned our on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. We continue to recognize revenue ratably over the term of the course or program offered. All of our campuses were fully operational during fiscal 2021, and as of September 30, 2021, all students were attending in person for labs at our campuses with less than 1% of students with catch-up lab work outstanding. As a result, there was no deferred revenue related to the impact of COVID-19 as of September 30, 2021, while we had $6.1 million of deferred revenue as of September 30, 2020.

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

Under ASC 606, the portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. Estimating the collection rate requires significant management judgment. Upon adoption of ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) as of October 1, 2020, we revised our estimated collection rate to only include historical collections from the past ten years as we determined that such population better represents our current expected collections and aligns with the typical term of the loan. The estimated amount is determined at the inception of the contract and we recognize the related revenue as the student progresses through school. Each reporting period, we update our assessment of the variable consideration associated with the proprietary loan program.

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

2021 Impairment Testing

Our total recorded goodwill was $8.2 million as of September 30, 2021 which resulted primarily from the acquisition of our motorcycle and marine education business in 1998 in Orlando, Florida. We completed our 2021 annual goodwill impairment tests and determined that it was more likely than not that the fair value of the reporting units exceeded the carrying value and concluded that goodwill was not impaired. As a result, we did not perform the quantitative goodwill impairment evaluation.

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

As a result of our assessment, income tax benefit (expense) within our statements of operations was impacted by decreases of $3.2 million and $6.1 million in the valuation allowance during the years ended September 30, 2021 and 2020, respectively. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased and if additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

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

We invest our cash and cash equivalents in money market funds and short-term corporate and municipal bonds. As of September 30, 2021, we held $133.7 million in cash and cash equivalents. During the fiscal year ended September 30, 2021, we earned interest income of $0.1 million. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates related to our interest income is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.

On May 12, 2021, we entered into a credit agreement to finance the Avondale property through a $31.2 million term loan that bears interest at the rate of LIBOR plus 2.0% with a maturity of seven years. As of September 30, 2021, the fair value of our long-term debt was $31.0 million and bears interest on the outstanding principal amount at a rate equal to the LIBOR plus 2.0%, which was 2.08% as of September 30, 2021. We believe the carrying value of the debt approximates fair value as the interest rate is a floating rate equal to the LIBOR plus 2.0%, which is representative of market rates for similar instruments. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The variable rate of interest on our long-term debt can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on May 12, 2021, we entered into an interest rate swap agreement that effectively fixes the interest rate on 50% of the principal amount of the term loan at 3.5% for the entire loan term.

During the fiscal year ended September 30, 2021, we recorded interest expense of $0.4 million on our outstanding debt. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 1.0% change (up or down) in the one-month LIBOR would result in a $0.1 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-46 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2021 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Certifications

The Company has filed as exhibits to its Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.
The Company has submitted to the NYSE the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Below is a list of our Executive Officers and Board of Directors as of the year ended September 30, 2021:

Executive Officer	Position
Jerome A. Grant	Chief Executive Officer
Troy R. Anderson	Executive Vice President and Chief Financial Officer
Sherrell E. Smith	Executive Vice President, Campus Operations & Services
Bart H. Fesperman	Senior Vice President, Chief Commercial Officer
Todd A. Hitchcock	Senior Vice President, Chief Strategy and Transformation Officer
Christopher E. Kevane	Senior Vice President, Chief Legal Officer
Sonia C. Mason	Senior Vice President, Chief Human Resources Officer
Eric A. Severson	Senior Vice President, Admissions
Lori B. Smith	Senior Vice President, Chief Information Officer

Director	Position
Robert T. DeVincenzi	Chairman of the Board, Universal Technical Institute, Inc.; Principal Partner, Lupine Venture Group
David A. Blaszkiewicz	President and Chief Executive Officer, Invest Detroit
George W. Brochick	Executive Vice President - Strategic Development, Penske Automotive Group, Inc.
Jerome A. Grant	Chief Executive Officer, Universal Technical Institute, Inc.
LTG (R) William J. Lennox	Former Superintendent of the United States Military Academy at West Point; Chief Executive Officer, Lennox Strategies, LLC
Kimberly J. McWaters	Former President and Chief Executive Officer, Universal Technical Institute, Inc.; President and CEO of Fresh Start Women’s Foundation
Loretta L. Sanchez	Former U.S. Congresswoman; Chief Executive Officer, Datamatica, LLC
Christopher S. Shackelton	Managing Partner, Coliseum Capital Management, LLC
Linda J. Srere	Former President, Young and Rubicam Advertising
Kenneth R. Trammell	Former Executive Vice President and Chief Financial Officer, Tenneco Inc.

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2021.

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
2.1#
Stock Purchase Agreement by and among HCP ED Holdings, LLC, HCP ED Holdings, Inc., Michigan Institute of Aeronautics, Inc. D/B/A MIAT College of Technology, and Universal Technical Institute, Inc. dated March 29, 2021. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 7, 2021.)

3.1
Fifth Amended and Restated Certificate of Incorporation of Universal Technical Institute, Inc. dated February 26, 2021. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 7, 2021.)

3.2
Fourth Amended and Restated Bylaws of Universal Technical Institute, Inc., a Delaware Corporation (as amended on February 26, 2021). (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q dated May 7, 2021).)

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

Exhibit Number	Description
10.4.1*	Form of Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 11, 2013.)
10.4.2*	Form of Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 10, 2014.)
10.4.3*	Form of Performance Unit Award Agreement. (Incorporated by reference to Exhibit 10.4.3 to the Annual Report on Form 10-K filed by the Registrant on December 1, 2017.)
10.4.4*	Form of Performance Unit Award Agreement. (Incorporated by reference to Exhibit 10.4.4 to the Annual Report on Form 10-K filed by the Registrant on December 1, 2017.)
10.4.5*	Form of Performance Cash Award Agreement. (Incorporated by reference to Exhibit 10.4.5 to the Annual Report on Form 10-K filed by the Registrant on December 1, 2017.)
10.4.6*	Form of Performance Cash Award Agreement. (Incorporated by reference to Exhibit 10.4.6 to the Annual Report on Form 10-K filed by the Registrant on December 1, 2017.)
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

10.18
Credit Agreement, dated May 12, 2021, by and among the Company, Universal Technical Institute of Arizona, LLC and Fifth Third Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Current report on Form 8-K filed with the SEC on May 12, 2021).

10.19	Term Promissory Note, issued by the Company, dated May 12, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current report on Form 8-K filed with the SEC on May 12, 2021).
10.20	Deed of Trust, Security Agreement and Fixture Filing dated May 12, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current report on Form 8-K filed with the SEC on May 12, 2021).
10.21	Universal Technical Institute, Inc. 2021 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 26, 2021).
21.1+	Subsidiaries of the Registrant.

Exhibit Number	Description
23.1+	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. (Included on signature page.)
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:	December 2, 2021	UNIVERSAL TECHNICAL INSTITUTE, INC.

		By:	/s/ Jerome A. Grant
Jerome A. Grant, Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerome A. Grant and Troy R. Anderson, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jerome A. Grant	Chief Executive Officer (Principal Executive Officer)	December 2, 2021
Jerome A. Grant

/s/ Troy R. Anderson	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 2, 2021
Troy R. Anderson

/s/ Robert T. DeVincenzi	Chairman of the Board	December 2, 2021
Robert T. DeVincenzi

/s/ David A. Blaszkiewicz	Director	December 2, 2021
David A. Blaszkiewicz

/s/ George W. Brochick	Director	December 2, 2021
George W. Brochick

/s/ William J. Lennox, Jr.	Director	December 2, 2021
William J. Lennox, Jr.

/s/ Kimberly J. McWaters	Director	December 2, 2021
Kimberly J. McWaters

/s/ Loretta L. Sanchez	Director	December 2, 2021
Loretta L. Sanchez

/s/ Christopher S. Shackelton	Director	December 2, 2021
Christopher S. Shackelton

/s/ Linda J. Srere	Director	December 2, 2021
Linda J. Srere

/s/ Kenneth R. Trammell	Director	December 2, 2021
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Universal Technical Institute, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Universal Technical Institute, Inc. and subsidiaries (the “Company”) as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2021, of the Company and our report dated December 2, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
December 2, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Universal Technical Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Technical Institute, Inc. and subsidiaries (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of operations, of other comprehensive income (loss), of shareholders’ equity, and of cash flows for each of the three years in the period ended September 30, 2021, and the related notes (“collectively referred to as the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 2, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues - Proprietary Loan Program Revenue Recognition - Refer to Note 2 in the FY 2021 Form 10K

Critical Audit Matter Description

The portion of tuition revenue related to the Company’s proprietary loan program is considered a form of variable consideration, in accordance with ASC 606, Revenue from Contracts with Customers. The Company estimates the amount it expects to collect on these loans by calculating the amount due compared to historical loan collections over the past 10 years, and recognizes that amount of estimated revenue over the student’s program, resulting in a Notes Receivable balance of $36.1 million as of September 30, 2021. The Company evaluates the collectability rate of its outstanding loans each quarter, which requires significant management judgment. The Company currently uses the actual collection experience over the past 10 years to determine the expected collection rate.

The key judgment made by management is the length of historical collection experience used to calculate the expected collection rate and requires a high degree of auditor judgement in determining the reasonableness of the period of time used by management to estimate the expected collection rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the expected collection rate for the proprietary loan program included the following, among others:
•Tested the design and effectiveness of the Company’s internal controls related to the Company’s evaluation of the proprietary loan program expected collection rate.
•Considered how the expected collection rate might change if the Company had used a different time period in the calculation of the expected collection rate, and what impact it would have on the financial statements.
•Performed a trend analysis by comparing recent repayment trends and collection rates by quarter over the past 3 years compared to the expected collection rate calculated to evaluate whether the expected collection rate estimate is reasonable.
•Recalculated the expected collection rate based on the actual collection rates of the loan portfolio for the most recent 10 years.
•Evaluated the underlying historical loan data by making selections of loans included in the data population and traced to source documentation, and recalculated the amount of the loan due as of the reporting date.
•Agreed monthly loan collection amounts for selected months to bank statements.
•Tested completeness of the loan data population by tracing a selection of students from historical accounting records to the underlying population used to calculate the expected collection rate.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
December 2, 2021

We have served as the Company's auditor since 2015.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)

	September 30, 2021	September 30, 2020
Assets
Cash and cash equivalents	$133,721	$76,803
Restricted cash	12,256	12,116
Held-to-maturity investments	—	38,055
Receivables, net	17,151	35,411
Notes receivable, current portion	5,538	5,184
Prepaid expenses	6,658	6,121
Other current assets	8,068	6,489
Total current assets	183,392	180,179
Property and equipment, net	122,051	72,743
Goodwill	8,222	8,222
Notes receivable, less current portion	30,586	27,609
Right-of-use assets for operating leases	159,075	144,663
Other assets	9,244	8,565
Total assets	$512,570	$441,981
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$54,397	$51,891
Deferred revenue	57,648	40,694
Accrued tool sets	3,292	3,148
Operating lease liability, current portion	14,075	23,666
Long-term debt, current portion	876	129
Other current liabilities	2,430	2,112
Total current liabilities	132,718	121,640
Deferred tax liabilities, net	674	674
Operating lease liability	153,228	134,089
Long-term debt	29,850	131
Other liabilities	7,570	8,925
Total liabilities	324,040	265,459
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 32,915 and 32,730 shares issued, and 32,833 and 32,647 shares outstanding as of September 30, 2021 and 2020, respectively	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 700 shares of Series A Convertible Preferred Stock issued and outstanding as of September 30, 2021 and 2020, liquidation preference of $100 per share	—	—
Paid-in capital - common	142,314	141,002
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 82 shares as of September 30, 2021 and 2020, respectively	(365)	(365)
Retained deficit	(21,996)	(32,971)
Accumulated other comprehensive income (loss)	(279)	—
Total shareholders’ equity	188,530	176,522
Total liabilities and shareholders’ equity	$512,570	$441,981
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,
	2021	2020	2019
Revenues	$335,083	$300,761	$331,504
Operating expenses:
Educational services and facilities	166,818	155,932	178,317
Selling, general and administrative	153,318	148,700	160,989
Total operating expenses	320,136	304,632	339,306
Income (loss) from operations	14,947	(3,871)	(7,802)
Other income:
Interest income	83	1,152	1,491
Interest expense	(365)	(10)	(3,220)
Equity in earnings of unconsolidated affiliate	—	—	399
Other income	518	135	1,467
Total other income, net	236	1,277	137
Income (loss) before income taxes	15,183	(2,594)	(7,665)
Income tax (expense) benefit	(602)	10,602	(203)
Net income (loss)	$14,581	$8,008	$(7,868)
Preferred stock dividends	5,250	5,264	5,250
Income (loss) available for distribution	$9,331	$2,744	$(13,118)

Earnings per share (See Note 18):
Net income (loss) per share - basic	$0.17	$0.05	$(0.52)
Net income (loss) per share - diluted	$0.17	$0.05	$(0.52)

Weighted average number of shares outstanding:
Basic	32,766	29,812	25,438
Diluted	33,123	30,113	25,438

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended September 30,
	2021	2020	2019
Net income (loss)	$14,581	$8,008	$(7,868)
Other comprehensive income (loss):
Unrealized loss on derivative contract	(279)	—	—
Comprehensive income (loss)	$14,302	$8,008	$(7,868)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2018	32,169	$3	700	$—	$186,732	$68,853	(6,865)	$(97,388)	$(31,555)	$—	$126,645
Net loss	—	—	—	—	—	—	—	—	(7,868)	—	(7,868)
Issuance of common stock under employee plans	465	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(135)	—	—	—	(629)	—	—	—	—	—	(629)
Stock-based compensation	—	—	—	—	1,390	—	—	—	—	—	1,390
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,250)	—	(5,250)
Balance as of September 30, 2019	32,499	$3	700	$—	$187,493	$68,853	(6,865)	$(97,388)	$(44,673)	$—	$114,288
Adjustment for the adoption of ASC 842	—	—	—	—	—	—	—	—	8,958	—	8,958
Net income	—	—	—	—	—	—	—	—	8,008	—	8,008
Issuance of common stock under employee plans	328	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(97)	—	—	—	(698)	—	—	—	—	—	(698)
Stock-based compensation	—	—	—	—	2,077	—	—	—	—	—	2,077
Shares issued for equity offering	—	—	—	—	(47,870)	—	6,783	97,023	—	—	49,153
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,264)	—	(5,264)
Balance as of September 30, 2020	32,730	$3	700	$—	$141,002	$68,853	(82)	$(365)	$(32,971)	$—	$176,522
Net income	—	—	—	—	—	—	—	—	14,581	—	14,581
Cumulative effect from adoption of ASC 326	—	—	—	—	—	—	—	—	1,644	—	1,644
Issuance of common stock under employee plans	251	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(66)	—	—	—	(421)	—	—	—	—	—	(421)
Stock-based compensation	—	—	—	—	1,733	—	—	—	—	—	1,733
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,250)	—	(5,250)
Unrealized loss on derivative contract	—	—	—	—	—	—	—	—	—	(279)	(279)
Balance as of September 30, 2021	32,915	$3	700	$—	$142,314	$68,853	(82)	$(365)	$(21,996)	$(279)	$188,530

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$14,581	$8,008	$(7,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,027	11,804	13,222
Amortization of assets subject to financing obligation	—	—	2,682
Amortization of right-of-use assets for operating leases	15,605	24,273	—
Bad debt expense	1,718	1,767	1,166
Stock-based compensation	1,733	2,077	1,390
Deferred income taxes	—	345	—
Equity in earnings of unconsolidated affiliate	—	—	(399)
Training equipment credits earned, net	364	541	302
Unrealized loss on derivative contract	(279)	—	—
Other (gains) losses, net	(13)	(52)	561
Changes in assets and liabilities:
Receivables	8,483	(13,749)	(1,483)
Notes receivable	(1,687)	2,286	1,298
Prepaid expenses and other current assets	(4,391)	(1,016)	3,157
Other assets	(768)	(76)	1,016
Accounts payable and accrued expenses	1,790	7,020	2,942
Deferred revenue	16,954	(2,192)	4,650
Income tax receivable	7,145	(6,989)	166
Accrued tool sets and other current liabilities	2,025	1,863	300
Deferred rent liability	—	—	(1,677)
Operating lease liability	(20,469)	(25,617)	—
Other liabilities	(1,633)	739	321
Net cash provided by operating activities	55,185	11,032	21,746
Cash flows from investing activities:
Purchase of property and equipment	(61,586)	(9,262)	(6,453)
Proceeds from disposal of property and equipment	280	64	34
Purchase of held-to-maturity investments	—	(69,678)	—
Proceeds received upon maturity of investments	37,651	31,289	—
Proceeds from insurance policy	427	1,566	—
Return of capital contribution from unconsolidated affiliate	277	261	267
Net cash used in investing activities	(22,951)	(45,760)	(6,152)
Cash flows from financing activities:
Proceeds from term loan	31,150	—	—
Debt issuance costs related to the term loan	(272)	—	—
Proceeds from equity offering	—	49,153	—
Payment of preferred stock cash dividend	(5,250)	(5,264)	(5,250)
Payment of financing obligation, term loan and finance leases	(383)	(99)	(1,319)
Payment of payroll taxes on stock-based compensation through shares withheld	(421)	(698)	(629)
Net cash provided by (used in) financing activities	24,824	43,092	(7,198)
Change in cash, cash equivalents and restricted cash	57,058	8,364	8,396
Cash and cash equivalents, beginning of period	76,803	65,442	58,104
Restricted cash, beginning of period	12,116	15,113	14,055
Cash, cash equivalents and restricted cash, beginning of period	88,919	80,555	72,159
Cash and cash equivalents, end of period	133,721	76,803	65,442
Restricted cash, end of period	12,256	12,116	15,113
Cash, cash equivalents and restricted cash, end of period	$145,977	$88,919	$80,555

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended September 30,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Taxes (refunded) paid	$(6,712)	$(113)	$37
Interest paid	349	7	3,220
Training equipment obtained in exchange for services	679	985	772
Depreciation of training equipment obtained in exchange for services	1,174	1,345	1,387
Change in accrued capital expenditures during the period	(1,203)	(490)	316
CARES Act funds received for student emergency grants (See Note 22)	20,039	16,565	—
CARES Act funds disbursed for student emergency grants (See Note 22)	(19,745)	(17,184)	—
CARES Act funds received for institutional costs (See Note 22)	2,677	13,889	—
CARES Act funds for institutional costs included in Receivables, net (See Note 22)	—	1,797	—
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1 - Business Description

Founded in 1965, with more than 225,000 graduates in its history, Universal Technical Institute, Inc. (“we,” “us” or “our”) is a leading provider of transportation and technical training programs. As of September 30, 2021, we offered certificate, diploma or degree programs at 12 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (“UTI”), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”) and NASCAR Technical Institute (“NASCAR Tech”). Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.

We work closely with over 35 original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), as well as from various veterans benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 21 on “Government Regulation and Financial Aid.”

We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. This blended learning format has allowed us to continue to offer our programs to our students during the COVID-19 pandemic and aligns with an increasing trend of online education now being offered as individuals seek life-long learning opportunities. On-campus labs are designed to meet or exceed the current national guidelines recommended by the Centers for Disease Control (“CDC”) as well as state and local mandates, while still meeting our accreditation and curriculum requirements.

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
Revenue Recognition
Postsecondary education

Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (“ASC 606”). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2021, 2020 and 2019, respectively, consisted of gross tuition. The majority of our core programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

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

All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $1.1 million, $0.9 million and $1.1 million for the years ended September 30, 2021, 2020, and 2019, respectively.

The portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. Estimating the collection rate requires significant management judgment. Upon adoption of ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) as of October 1, 2020, we revised our estimated collection rate to only include historical collections from the past ten years as we determined that such population better represents our current expected collections and aligns with the typical term of the loan. The estimated amount is determined at the inception of the contract, and we recognize the related revenue as the student progresses through school. Each reporting period, we update our assessment of the variable collection rate associated with the proprietary loan program.

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
We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using probability weighting techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and charge the impairment as an operating expense in the period in which the determination is made. There were no significant impairment charges required for the years ended September 30, 2021, 2020 and 2019.
Goodwill
Our goodwill balance of $8.2 million as of September 30, 2021, 2020 and 2019, resulted from the acquisition of our motorcycle and marine education business in 1998 and is allocated to our MMI Orlando, Florida campus that provides the related educational programs. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified. After performing a qualitative analysis, there were no indicators of goodwill impairment as of September 30, 2021.
Self-Insurance Plans
We are self-insured for claims related to employee health and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our claim liabilities are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided. Our recorded net liability related to self-insurance plans was $2.9 million as of September 30, 2021.
Leases
We lease the majority of our administrative and educational facilities under operating lease agreements. Upon adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) as of October 1, 2019, we derecognized our previously recorded deferred rent balance. ASC 842 requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
the balance sheet for substantially all leases, with the exception of short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. We adopted ASC 842 under a modified retrospective method without the recasting of comparative periods’ financial information. See Note 9 “Leases” for additional disclosures on our leases.
Advertising Costs
Costs related to advertising are expensed as incurred and totaled approximately $38.7 million, $39.7 million and $41.2 million for the years ended September 30, 2021, 2020, and 2019, respectively.
Stock-Based Compensation
Historically, we have issued restricted stock units and stock options. Restricted stock units are subject to vesting with service and performance conditions. We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for restricted stock units with only service conditions on a straight-line basis over the requisite service period. We granted restricted stock units with both service and performance conditions during the years ended September 30, 2021 and 2020. We did not grant any stock options during the years ended September 30, 2021 and 2020. Shares issued under our equity compensation plans are new shares.
Compensation expense associated with restricted stock units is measured based on the grant date fair value of our common stock. The requisite service period for restricted stock units and performance units is generally the vesting period.

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
Stock-based compensation expense of $1.8 million, $2.1 million and $1.4 million was recorded for the years ended September 30, 2021, 2020 and 2019, respectively. The tax benefit related to stock-based compensation recognized was $0.5 million, $0.5 million, and $0.4 million for the years ended September 30, 2021, 2020 and 2019, respectively. See Note 17 “Stock-Based Compensation” for further discussion.
Income Taxes
We recognize deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize deferred tax assets for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Deferred tax assets are reduced through a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. See Note 14 “Income Taxes” for additional details.
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and receivables. As of September 30, 2021, we held cash and cash equivalents of $133.7 million and restricted cash of $12.3 million.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the ED requirements. Approximately 68% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2021 as calculated under the 90/10 rule. Additionally, approximately 14% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the year ended September 30, 2021.
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
Fair Value of Financial Instruments
The carrying value of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value as of September 30, 2021 and 2020 due to the short-term nature of these instruments.
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

See Note 13 “Derivative Financial Instruments” for additional disclosures related to our derivative financial instruments.

Reclassifications

Due to the new term loan that was executed during the year ended September 30, 2021, which is described in further detail in Note 12, we added two new lines to the condensed consolidated balance sheet: “Long-term debt, current portion,” and “Long-term debt.” We have presented both the liabilities related to the term loan and finance leases in these new lines as of September 30, 2021. For the period ended September 30, 2020, $0.1 million of short-term finance lease liabilities was reclassified from “Other current liabilities” to “Long-term debt, current portion” and long-term finance lease liabilities of $0.1 million were reclassified from “Other liabilities” to “Long-term debt” on the condensed consolidated balance sheet for comparable presentation.
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

Accounting Pronouncements Effective in Fiscal 2022

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We have evaluated the new guidance and determined that there is no material impact on our results of operations, financial condition and financial statement disclosures.

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
We provide postsecondary education and other services in the same geographical market, the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent among our various postsecondary education programs. See Note 20 “Segment Information” for disaggregated segment revenue information.
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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	September 30,
	2021	2020
Receivables, which includes Tuition and Notes Receivable	$46,489	$53,144
Deferred revenue	$57,648	$40,694

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

During the year ended September 30, 2021, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.
Transaction Price Allocated to the Remaining Performance Obligations
Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our undergraduate programs are designed to be completed in 36 to 90 weeks, and our advanced training programs range from 12 to 23 weeks in duration.
Impacts of COVID-19
During fiscal 2020, for most of our programs we transitioned our on-campus, in-person education model to a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs so that our students could continue their education during the COVID-19 pandemic. On-campus labs are designed to meet the current national guidelines recommended by the Centers for Disease Control (“CDC”) as well as state and local mandates, while still meeting our accreditation and curriculum requirements.

All of our campuses were fully operational during the year ended September 30, 2021, and as of September 30, 2021, all students were attending in-person labs at our campuses with less than 1% of students with catch-up lab work outstanding. As a result there was no deferred revenue related to the impact of COVID-19 as of September 30, 2021.

Note 5 - Receivables, net
Receivables, net consist of the following:

	September 30,
	2021	2020
Tuition receivables	$16,265	$23,565
Tax receivables(1)	—	7,145
Other receivables	3,673	6,494
Total receivables	19,938	37,204
Less: allowance for uncollectible accounts	(2,787)	(1,793)
Receivables, net	$17,151	$35,411
(1) Primarily related to an income tax receivable recorded as a result of the net operation loss provisions in the CARES Act. See Note 14 “Income Taxes” for further discussion.

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

The following table summarizes the activity for our allowance for uncollectible accounts for the years ended September 30, 2021, 2020 and 2019:

	Year Ended September 30,
	2021	2020	2019
Balance at beginning of period	$1,793	$1,097	$999
Additions to bad debt expense	1,718	1,767	1,166
Write-offs of uncollectible accounts	(724)	(1,071)	(1,068)
Balance at end of period	$2,787	$1,793	$1,097

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 6 - Investments

In February 2020, we raised approximately $49.5 million in net proceeds from an underwritten public offering of shares of our common stock. See Note 16 “Shareholders’ Equity” for further details on the equity offering. We invested a portion of the proceeds from the equity offering in held-to-maturity securities, which primarily consist of corporate bonds from large cap industrial and selected financial companies with a minimum credit rating of A. We have the ability and intention to hold these investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost.

As of September 30, 2021, there were no outstanding held-to-maturity investments as all of the securities matured and there were no new purchases of held-to-maturity investments during fiscal 2021. The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity at September 30, 2020 were as follows:

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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$62,100	$62,100	$—	$—
Notes receivable(2)	36,124	—	—	36,124
Total assets at fair value on a recurring basis	$98,224	$62,100	$—	$36,124

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
(1)    Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our consolidated balance sheet as of September 30, 2021 and 2020.
(2)    Notes receivable relate to our proprietary loan program.
(3)    Corporate bonds, municipal bonds and other are reflected as “Held-to-maturity investments” in our condensed consolidated balance sheet as of September 30, 2020.

Note 8 - Property and Equipment, net

Property and equipment, net consisted of the following:

		September 30,
	Depreciable Lives (in years)	2021	2020
Land(1)	—	$8,355	$3,189
Building and building improvements(1)	3-35	71,036	28,046
Leasehold improvements	1-28	63,502	62,899
Training equipment	3-10	91,191	91,731
Office and computer equipment	3-10	31,718	33,524
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	12,524	11,951
Vehicles	5	1,436	1,502
Right-of-use assets for finance leases	2-3	215	359
Construction in progress	—	10,171	2,213
		309,840	255,106
Less: accumulated depreciation and amortization		(187,789)	(182,363)
Property and equipment, net		$122,051	$72,743

(1)    During the year ended September 30, 2021, land and buildings and building improvements increased primarily due to the purchase of the building and land at our Avondale, Arizona campus location. The total purchase price was approximately $45.2 million, of which $5.1 million was allocated to land and $40.1 million was allocated to buildings and building improvements based upon the appraised values.

Note 9 - Leases

As of September 30, 2021, we lease 9 of our 12 campuses and our corporate headquarters under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. Additionally, as of September 30, 2021, we have recorded the lease for our new Austin, Texas campus which is expected to open during the second quarter of fiscal 2022. Our facility leases have original lease terms ranging from 8 to 20 years and expire at

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
various dates through 2033. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of September 30, 2021, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our consolidated balance sheets.

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

The components of lease expense during the years ended September 30, 2021 and 2020 were as follows:

	Year ended September 30,
Lease Expense	2021	2020
Operating lease expense(1)	$22,623	$29,348
Finance lease expense:
Amortization of leased assets	123	102
Interest on lease liabilities	6	7
Variable lease expense	3,682	4,120
Sublease income	(444)	(744)
Total net lease expense	$25,990	$32,833
(1) Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the years ended September 30, 2021 and 2020.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Supplemental balance sheet, cash flow and other information related to our leases was as follows:

		September 30,
Leases	Classification	2021	2020
Assets:
Operating lease assets	Right-of-use assets for operating leases	$159,075	$144,663
Finance lease assets	Property and equipment, net(1)	94	257
Total leased assets		$159,169	$144,920

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$14,075	$23,666
Finance lease liabilities	Long-term debt, current portion	73	129
Noncurrent
Operating lease liabilities	Operating lease liability	153,228	134,089
Finance lease liabilities	Long-term debt	23	131
Total lease liabilities		$167,399	$158,015
(1)     Finance lease assets are recorded net of accumulated amortization of $0.1 million as of September 30, 2021 and 2020, respectively.

	September 30,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	9.37	9.34
Finance leases	1.32	2.05

Weighted average discount rate:
Operating leases	4.31%	4.37%
Finance leases	3.08%	3.08%

	Year ended September 30,
Supplemental Disclosure of Cash Flow Information and Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,469	$25,617
Financing cash flows from finance leases	119	99

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$30,017	$20,321
Leases assets obtained in exchange for new finance lease liabilities	—	215

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Maturities of lease liabilities were as follows:

	As of September 30, 2021
Years ending September 30,	Operating Leases	Finance Leases
2022	$19,205	$75
2023	21,380	23
2024	21,179	—
2025	21,480	—
2026	21,299	—
2027 and thereafter	100,202	—
Total lease payments	204,745	98
Less: interest	(37,442)	(2)
Present value of lease liabilities	167,303	96
Less: current lease liabilities	(14,075)	(73)
Long-term lease liabilities	$153,228	$23

Related Party Transactions for Leases

Since 1991, two of our properties comprising our Orlando, Florida location have been leased from entities controlled by John C. White, a former director on our board of directors. Effective as of November 30, 2020, Mr. White voluntarily retired from our board of directors. During October and November 2020, we paid rent expense to the entities controlled by Mr. White of $0.3 million, and $2.0 million for the years ended September 30, 2020 and 2019. The leases extend through August 19, 2022 and August 31, 2022 with annual base lease payments for the first year under this lease totaling approximately $0.3 million and $0.7 million, with annual adjustments based on the higher of (i) an amount equal to 4% of the total annual rent for the immediately preceding year or (ii) the percentage of increase in the CPI. These transactions were not considered significant for the year ended September 30, 2021.

Note 10 - Investment in Unconsolidated Affiliate

In 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (JV) related to the lease of our Lisle, Illinois campus facility. In connection with this investment, we do not possess a controlling financial interest as we do not hold a majority of the equity interest, nor do we have the power to make major decisions without approval from the other equity member. Therefore, we do not qualify as the primary beneficiary. Accordingly, this investment is accounted for under the equity method of accounting and is included in “Other assets” in our consolidated balance sheets. We recognize our proportionate share of the JV's net income or loss during each accounting period and any return of capital as a change in our investment.

Our equity in earnings of unconsolidated affiliates was $0.4 million for the years ended September 30, 2021, 2020 and 2019.

Investment in our unconsolidated affiliate consists of the following:

	September 30,
	2021		2020
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,627	28.0%	$4,494	28.0%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Investment in our unconsolidated affiliate included the following activity during the period:

	Year ended September 30,
	2021	2020
Balance at beginning of period	$4,494	$4,338
Equity in earnings of unconsolidated affiliate	410	417
Return of capital contribution from unconsolidated affiliate	(277)	(261)
Balance at end of period	$4,627	$4,494

Through September 30, 2019, the activity from equity in earnings of the unconsolidated affiliate was included in “Total other income, net” on the consolidated statements of operations. In conjunction with the adoption of ASC 842, beginning October 1, 2019, the activity is included in “Educational services and facilities” on the consolidated statements of operations.

Note 11 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30,
	2021	2020
Accounts payable	$13,702	$12,471
Accrued compensation and benefits	29,506	28,053
Other accrued expenses	11,189	11,367
Accounts payable and accrued expenses	$54,397	$51,891

Note 12 - Debt

	September 30, 2021			September 30, 2020
	Interest Rate	Maturity Date	Carrying Value of Debt (4)	Carrying Value of Debt (4)
Term Loan(1)	2.08%	May 2028	$30,886	$—
Finance leases(2)	3.08%	Various	96	260
Total debt			30,982	260
Debt issuance costs presented with debt (3)			(256)	—
Total debt, net			30,726	260
Less: current portion of long-term debt			(876)	(129)
Long-term debt			$29,850	$131
(1)     Interest on the Term Loan (as defined below) accrues at annual rate equal to the monthly LIBOR plus 2.0%.
(2)    Our finance leases include finance lease arrangements related to various equipment with a weighted-average annual interest rate of approximately 3.08%, which mature in varying installments between 2021 and 2023. See Note 9 for additional details on our finance leases.
(3)    The unamortized debt issuance costs as of September 30, 2021 relate entirely to the Term Loan.
(4)    Our Term Loan and finance leases bear interest at rates commensurate with market rates and therefore the respective carrying values approximate fair value (Level 2).

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

We are subject to customary affirmative and negative covenants under the Credit Agreement, including, without limitation, certain reporting obligations and certain limitations on restricted payments, and limitations on liens, encumbrances and indebtedness. The Term Loan is also subject to certain financial maintenance covenants. The debt service coverage ratio shall not be less than 1.25 to 1.00 and is defined as the ratio of the sum of consolidated income (loss) for the year, to the extent deducted in determining income for such period, before income taxes, interest expense, amortization, depreciation and other non-cash charges including net stock-based compensation, fees and expenses related to potential acquisitions and expansion of operations and certain non-recurring charges, including relating to restructuring, business optimization and diversification strategy, less any extraordinary non-recurring gains, interest income and non-cash gains (“Consolidated EBITDA”) (less dividends payable on our Series A Preferred Stock) and other extraordinary items to the current portion of long-term debt and interest paid during the period being measured (which commenced on September 30, 2021 and is tested annually thereafter on a trailing 12-month basis). The funded debt to Consolidated EBITDA ratio is required to be no greater than 3.50 to 1.00 (which commenced on June 30, 2021 and is tested quarterly thereafter on a trailing 12-month basis). Beginning on May 12, 2024, the Lender may request new appraisals of the Avondale property in order to maintain the ratio of the amortized loan balance to the value of the location at 70%, the approximate ratio that existed at May 12, 2021. Events of default under the Credit Agreement include, among others, the failure to make payments when due, breach of covenants (including certain financial maintenance covenants) and breach of representations or warranties. If we fail to meet the minimum debt service coverage ratio, loan-to-value or debt yield and fail to cure such non-compliance within a time period acceptable to the Lender, we will be in default. As of September 30, 2021, we were in compliance with all debt covenants.

Debt Maturities

Scheduled principal payments due on our debt for each year through the period ended September 30, 2026, and thereafter were as follows at September 30, 2021:

Maturity	Term Loan	Finance Leases	Total
2022	$803	$73	$876
2023	832	23	855
2024	861	—	861
2025	892	—	892
2026	924	—	924
Thereafter	26,574	—	26,574
Subtotal	30,886	96	30,982
Debt issuance costs presented with debt	(256)	—	(256)
Total	$30,630	$96	$30,726

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 13 - Derivative Financial Instruments

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

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income (loss)” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income (loss)” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing losses that are reported in “Accumulated other comprehensive income (loss)” as of September 30, 2021, we estimate that $0.2 million will be reclassified to “Interest expense” within the next twelve months. As of September 30, 2021, the notional amount of our Swap was approximately $15.4 million.

Fair Value of Derivative Instruments

The following table presents the fair value of our Swap (Level 2) which is designated as a cash flow hedge and the related classification on the condensed consolidated balance sheet as of September 30, 2021:

Interest Rate Swap
Other current liabilities	$194
Other liabilities	85
Total fair value of liabilities designated as hedging instruments	$279

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of cash flow hedge accounting for our Swap on “Accumulated other comprehensive income (loss)” as of September 30, 2021:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Year Ended September 30, 2021
Interest Rate Swap	$(365)	Interest expense	$(86)

Effect of Cash Flow Hedge Accounting on the Condensed Consolidated Statement of Operations

The table below presents the effect of cash flow hedge accounting for our Swap on the condensed consolidated statement of operations for the year ended September 30, 2021:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Interest Expense
Interest Rate Swap
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	$(86)

Note 14 - Income Taxes

The components of income tax benefit (expense) for the years ended September 30, 2021, 2020 and 2019 are as follows:

	Year Ended September 30,
	2021	2020	2019
Current (expense) benefit:
United States federal	$5	$11,250	$2
State	(607)	(303)	(205)
Total current (expense) benefit	(602)	10,947	(203)
Deferred (expense) benefit:
United States federal	—	(345)	—
State	—	—	—
Total deferred (expense) benefit	—	(345)	—
Total income tax (expense) benefit	$(602)	$10,602	$(203)

The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 21.0% to pre-tax income for the years ended September 30, 2021, 2020 and 2019. The reasons for the differences are as follows:

	Year Ended September 30,
	2021	2020	2019
Income tax (expense) benefit at statutory rate	$(3,188)	$545	$1,610
State income taxes, net of federal tax benefit	(480)	(246)	(165)
Decrease (increase) in valuation allowance	3,229	6,135	(1,514)
Net operating losses carryback to higher federal statutory rate years	—	4,270	—
Other, net	(163)	(102)	(134)
Total income tax (expense) benefit	$(602)	$10,602	$(203)

The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	September 30,
	2021	2020
Gross deferred tax assets:
Right-of-use assets for operating leases	$43,039	$40,515
Deferred compensation	$707	$802
Accrued compensation	2,277	3,940
Accrued tool sets	865	831
Other reserves and accruals	2,815	2,665
Deferred revenue	4,595	4,406

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	September 30,
	2021	2020
Net operating losses	5,442	6,729
Tax credit carryforwards	247	293
Charitable contribution carryovers	893	1,527
Deductions limited by Section 382	670	764
Other	83	—
Valuation allowance	(13,492)	(17,449)
Total gross deferred tax assets	48,141	45,023
Gross deferred tax liabilities:
Operating lease liability	(40,984)	(37,083)
Amortization of goodwill and intangibles	(2,056)	(2,056)
Depreciation and amortization of property and equipment	(4,587)	(5,547)
Prepaid and other expenses deductible for tax	(1,188)	(1,011)
Total gross deferred tax liabilities	(48,815)	(45,697)
Net deferred tax liabilities	$(674)	$(674)

The following table summarizes the activity for the valuation allowance for the years ended September 30, 2021, 2020 and 2019:

	Year Ended September 30,
	2021	2020	2019
Balance at beginning of period	$17,449	$25,673	$23,112
Additions (reductions) to income tax	(3,957)	(5,947)	2,561
Write-offs(1)	—	(2,277)	—
Balance at end of period	$13,492	$17,449	$25,673
(1)     The write-offs during the year ended September 30, 2020 of $2.3 million related to our adoption of ASC 842 as of October 1, 2019.

We have valuation allowances of $13.5 million and $17.4 million against the deferred tax assets as of September 30, 2021, and 2020, respectively, based on our assessment of the ability to utilize the deferred tax assets. The valuation allowances established relate to all federal and state deferred tax assets, for which we determined that it was more likely than not that a benefit will not be realized. In assessing whether a valuation allowance was required for the deferred tax assets, we considered the weight of all available positive and negative evidence.

During the year ended September 30, 2020, we recorded an income tax refund of approximately $11.3 million as a result of certain provisions of the CARES Act, of which $7.1 million remained outstanding as of September 30, 2020. As of September 30, 2021, we have received the remaining outstanding income tax refund. For additional information on the CARES Act, see the “COVID-19 and the CARES Act” section of Note 21 on “Government Regulation and Financial Aid.”

As of September 30, 2021, we had approximately $12.9 million and $44.2 million in net operating losses for federal and state tax purposes, respectively. The federal net operating losses can be carryforward indefinitely, while the state net operating losses expires in the years 2027 through 2042 if not utilized.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes,

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
on the basis of the technical merits. We believe that all of our tax positions meet the more-likely-than not test and therefore no uncertain tax positions were recorded as of September 30, 2021.

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for certain length of time, generally three to four years, following the tax year to which these filings relate. In fiscal 2019 and 2020, we filed returns to carry back federal and certain state net operating losses to prior years. The statute of limitations for adjustment of the net operating losses utilized on these tax returns remains open an additional three to four years, depending on jurisdiction, from the date these returns were filed.

Note 15 - Commitments and Contingencies
Licensing Agreements
We have entered into various licensing agreements with varying expiration dates that give us the right to use certain materials, trademarks, trade names, trade dress, and other intellectual property in connection with the operation of our campuses and the development of our courses. The expense for the license fees under these various agreements totaled $2.0 million, $2.2 million and $2.2 million for the years ended September 30, 2021, 2020 and 2019, respectively, and were recorded in “Educational services and facilities expenses” on the consolidated statements of operations.
Snap-on Tools Product Support Agreement
We have an agreement with Snap-on Tools that allows us to purchase promotional tool kits for our students at a discount from the list price. In addition, we earn credits that are redeemable for equipment from the Snap-on Tools that we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant Snap-On Tools exclusive access to our campuses, to display advertising and to use their tools to train our students. The credits under this agreement may be redeemed in multiple ways, which historically has been for additional equipment at the full retail list price, which is more than we would be required to pay using cash. The renewal was executed in October 2017 and expires October 31, 2022. The renewal allows us to redeem our credits for a portion of the tool sets we purchase for our students. Any product credits remaining at termination will expire 60 days after the date of termination. A net prepaid expense with Snap-on Tools resulted from an excess of credits earned over credits used of $4.8 million and $5.5 million as of September 30, 2021 and 2020, respectively, included in “Other current assets” in our consolidated balance sheets.
Students are provided a Career Starter Tool Set Voucher which can be redeemed for a tool set near graduation. The cost of the tool sets, net of the credit, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool set vouchers are provided. Our consolidated balance sheets include an “Accrued tool sets” liability of $3.3 million and $3.1 million as of September 30, 2021 and 2020, respectively. Additionally, our liability to Snap-on Tools for vouchers redeemed by students was $1.6 million and $1.9 million as of September 30, 2021 and 2020, respectively, and is included in “Accounts payable and accrued expenses” in our consolidated balance sheets.
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2021, the total face amount of these surety bonds was approximately $15.3 million.
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

Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of September 30, 2021 and 2020, 700,000 shares of Series A Preferred Stock were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2021 and 2020.

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

Dividends

We may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). The Cash Dividend is payable before any dividends would be declared or paid to common stockholders or other junior stockholders. If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (“Accrued Dividend”). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and will begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $5.3 million during the years ended September 30, 2021 and 2020.

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

The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2021 and 2020.

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

Optional Conversion by Our Company

If at any time following the third anniversary of the issuance of the Series A Preferred Stock, the volume weighted average price of our common stock equals or exceeds 2.5 times the conversion price of the Series A Preferred Stock, or $8.33 as of September 30, 2021, for a period of 20 consecutive trading days (“Conversion Trigger”), we may, at our option and subject to obtaining any required stockholder and regulatory approvals, require that any or all of the then outstanding Series A Preferred Stock be automatically converted into our common stock at the conversion rate. We may not elect such conversion during the closed trading window periods in which any director or executive officer of our company is prohibited by us to, directly or indirectly, purchase, sell or otherwise acquire or transfer any equity security of our company. If we are unable to obtain the necessary regulatory approvals to remove the Conversion Cap within 120 days of giving our notice of intent to convert, we will have the option to redeem all of the Series A Preferred Stock at a premium.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Share Repurchase Program

On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We did not repurchase any shares during the year ended September 30, 2021.

Note 17 - Stock-Based Compensation

Our stock-based compensation is governed by the 2021 Equity Incentive Compensation Plan (“2021 Plan”). The 2021 Plan was adopted by our Board of Directors in January 2021 and approved by our shareholders at the February 2021 annual meeting. The 2021 Plan replaces the Management 2002 Stock Option Program and the 2003 Incentive Compensation Plan, as amended (the “Former Plans”). Under the 2021 Plan, we are authorized to issue incentive compensation convertible into up to 2.0 million shares of common stock, increased by 0.7 million shares that remained available for future grants of awards under the Former Plans immediately prior to termination. Additionally, subject to and in accordance with the 2021 Plan, 1.5 million shares that are subject to outstanding awards under the Former Plans that are subsequently expired, forfeited, or are otherwise terminated will also become available for awards under the 2021 Plan. As of September 30, 2021, 2.6 million shares remained available for future grants under the 2021 Plan.

Stock-Based Compensation Expense

We measure the cost of employee services received in exchange for awards of restricted stock units based on the market value of our common shares at the date of grant. The fair value of the restricted stock units is amortized on a straight-line basis over the requisite service period.

Certain restricted stock units are subject to a performance condition established at the date of grant (or “Performance Units”). We estimate the fair value of Performance Units using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rates of return, and dividend yields. Expected volatilities are derived using a method that calculates historical volatility over a period equal to the length of the measurement period for UTI. We use a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assume that any dividends paid were reinvested. Actual results against the performance condition are measured at the end of the performance period, which typically coincides with the vesting period. The fair value of the Performance Units is amortized on a straight-line basis over the requisite service period based upon the fair market value on the date of grant, adjusted for the anticipated or actual achievement against the established performance condition.

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

We did not grant stock options during the years ended September 30, 2021 and 2020. We granted 210,000 stock options during the year ended September 30, 2019 which became fully vested and exercisable on the date of the grant. The following assumptions were used to value options granted during the year ended September 30, 2019:

Year Ended September 30, 2019
Expected years until exercised	7
Risk-free interest rate	2.84%
Expected volatility	52.4%
Expected dividends	—%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
For all stock-based compensation expense, we account for forfeitures as they occur. The following table summarizes the operating expense line and the impact on net income (loss) in the consolidated statements of operations in which stock-based compensation expense has been recorded for the years ended September 30, 2021, 2020 and 2019:

	Year Ended September 30,
	2021	2020	2019
Educational services and facilities	$60	$64	$—
Selling, general and administrative	1,748	2,013	1,440
Total stock-based compensation expense	$1,808	$2,077	$1,440

Income tax benefit	$452	$519	$360

Stock Options

During fiscal 2019, we issued stock options with an exercise price equal to the closing price of our stock on the grant date which vested upon issuance. These options, under the Former Plans, have an expiration date of seven years. Under the 2021 Plan, the maximum term of any option granted under the 2021 Plan is ten years and, unless otherwise permitted by our Compensation Committee, an option generally will remain exercisable for three months following the participant’s termination of service, provided that if service terminates as a result of the participant’s death or disability, the option generally will remain exercisable for 12 months, but in any event the option must be exercised no later than its expiration date.

The following table summarizes stock option activity under the Former Plans and the 2021 Plan for the years ended September 30, 2021, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)	(per Share)	(Years)
Outstanding as of September 30, 2018	—	$—	—	$—
Granted	210	$3.14
Outstanding as of September 30, 2019	210	$3.14	6.19	$483
Outstanding as of September 30, 2020	210	$3.14	5.18	$407
Outstanding as of September 30, 2021	210	$3.14	3.14	$760
Stock options exercisable as of September 30, 2021	210	$3.14	4.18	$760

Restricted Stock Units and Performance Units

Restricted Stock Units

Our restricted stock units are issued at fair market value, which is based on the closing price of our stock on the grant date. Restricted stock units generally vest ratably over a three year service period from the date of grant. As of September 30, 2021, unrecognized stock compensation expense related to restricted stock units was $2.6 million which is expected to be recognized over a weighted average period of 2.0 years.

Performance Units

Our outstanding Performance Units vest over a two or three year service period from the date of the grant and are based upon a mix of certain pre-established targets for revenue, compounded annual total shareholder return for the measurement period

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
and net income. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 187.5% of the performance units originally granted depending on the actual achievement against the performance metrics for that measurement period. The performance units vest subject to a market condition and on the settlement date which is expected to be no later than two and a half months after the end of each measurement period. As of September 30, 2021, unrecognized stock compensation expense related to performance units was $1.7 million, which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes the activity for restricted stock units and Performance Units granted under the Former Plans and 2021 Plan for the years ended September 30, 2021, 2020 and 2019:

	RSU		PSU
	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of September 30, 2018	572	$2.95	278	$2.69
Granted	—	$—	—	$—
Adjustment to grant based on achieved attainment level	—	$—	23	$—
Vested	(228)	$3.17	(108)	$3.11
Forfeited	(108)	$2.96	(60)	$2.75
Outstanding as of September 30, 2019	236	$2.74	133	$2.40
Granted	306	$7.46	314	$7.72
Adjustment to grant based on achieved attainment level	—	$—	33
Vested	(141)	$2.62	(100)	$2.32
Forfeited	(63)	$2.96	(39)	$2.48
Outstanding as of September 30, 2020	338	$7.01	341	$7.30
Granted	376	$6.11	371	$6.37
Adjustment to grant based on achieved attainment level	—	$—	11	$—
Vested	(130)	$6.31	(39)	$2.48
Forfeited	(36)	$6.90	(42)	$7.30
Outstanding as of September 30, 2021	548	$6.56	642	$6.97

Note 18 - Earnings per Share

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

Diluted earnings per common share is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
other than the participating securities. The as-converted method uses net income and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted stock units, unvested performance units and convertible preferred stock. The basic and diluted weighted average shares outstanding are the same for year ended September 30, 2019 as a result of the net loss available to common shareholders and anti-dilutive impact of the potentially dilutive securities.

The following table summarizes the computation of basic and diluted earnings per common share under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Year Ended September 30,
	2021	2020	2019
Basic earnings per common share:
Net income (loss)	$14,581	$8,008	$(7,868)
Less: Preferred stock dividend declared	(5,250)	(5,264)	(5,250)
Income (loss) available for distribution	9,331	2,744	(13,118)
Income allocated to participating securities	(3,647)	(1,135)	—
Net income (loss) available to common shareholders	$5,684	$1,609	$(13,118)

Weighted average basic shares outstanding	32,766	29,812	25,438

Basic income (loss) per common share	$0.17	$0.05	$(0.52)

Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class
Net income (loss) available to common shareholders	$5,684	$1,609	$(13,118)

Weighted average basic shares outstanding	32,766	29,812	25,438
Dilutive effect related to employee stock plans	357	301	—
Weighted average diluted shares outstanding	33,123	30,113	25,438

Diluted income (loss) per common share	$0.17	$0.05	$(0.52)

Anti-dilutive shares excluded:
Outstanding stock-based grants	186	14	733
Convertible preferred stock	21,021	21,021	21,021
Total anti-dilutive shares excluded	21,207	21,035	21,754

Dilutive shares under the as-converted method(1)	54,144	51,134	46,971
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 19 - Employee Benefit Plans

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. We made matching contributions of approximately $1.1 million, $1.0 million and $1.0 million to the 401(k) plan for the years ended September 30, 2021, 2020 and 2019, respectively.

Additionally, we have a deferred compensation plan into which certain members of management are eligible to defer a maximum of 75% of their regular compensation and a maximum of 100% of their incentive compensation. We are not obligated to fund the deferred compensation plan; however, we have purchased life insurance policies on the participants in order to fund the related benefits and such policies have been placed into a rabbi trust. Our obligations under the deferred compensation plan totaled $2.8 million and $3.0 million as of September 30, 2021 and 2020, respectively, and are included in “Other liabilities” while the cash surrender value of the life insurance policies totaled $3.1 million and $3.3 million as of September 30, 2021 and 2020, respectively, and are included in “Other assets” in our consolidated balance sheets.

Note 20 - Segment Information
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
Summary information by reportable segment is as follows:

	Postsecondary Education	Other	Consolidated
Year Ended September 30, 2021
Revenues	$323,476	$11,607	$335,083
Income (loss) from operations	15,841	(894)	14,947
Depreciation and amortization(1)	13,941	86	14,027
Net income (loss)	15,475	(894)	14,581

Year Ended September 30, 2020
Revenues	$287,195	$13,566	$300,761
Loss from operations	(3,493)	(378)	(3,871)
Depreciation and amortization(2)	11,698	106	11,804
Net income (loss)	8,386	(378)	8,008

Year Ended September 30, 2019
Revenues	$316,589	$14,915	$331,504
Loss from operations	(6,685)	(1,117)	(7,802)
Depreciation and amortization(2)	15,747	157	15,904
Net loss	(7,149)	(719)	(7,868)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Postsecondary Education	Other	Consolidated
As of September 30, 2021
Total assets	$504,934	$7,636	$512,570

As of September 30, 2020
Total assets	$435,144	$6,837	$441,981
(1)     Includes depreciation of training equipment obtained in exchange for services of $1.2 million for the year ended September 30, 2021.
(2)     Excludes depreciation of training equipment obtained in exchange for services of $1.3 million and $1.4 million for the years ended September 30, 2020 and 2019, respectively.

Note 21 - Government Regulation and Financial Aid

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

•Three-Year Student Loan Default Rates. To remain eligible to participate in Title IV Programs, institutions also must maintain federal student loan cohort default rates below specified levels. An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. As of September 30, 2021, only Universal Technical Institute of Texas was subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers due to a three-year cohort default rate that was 15% or greater for one of the three most recent years.

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

In 2021, we derived approximately 14% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA.

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

Distance Education

In response to the COVID-19 pandemic, ED provided broad approval for institutions to use distance education without going through the standard ED approval process. ED also permitted accreditors to waive their distance education review requirements. Taking advantage of these flexibilities, we transitioned our students into blended program formats, which permitted their non-clinical training to be offered online.

ED’s temporary flexibilities currently remain in place, and will continue through the end of the payment period that begins after the date on which the federally-declared national emergency related to COVID-19 is rescinded. However, having observed that our blended learning programs offer a range of academic, operational, and financial efficiencies, we have determined to seek the permanent approvals that will permit us to continue offering blended learning programming after the noted temporary flexibilities have expired. We also continue to work to ensure that our blended learning programming complies with applicable distance education rules and standards, including ED’s new distance education rules, which became effective July 1, 2021. We intend to offer our Automotive, Diesel, Automotive/Diesel, Motorcycle and Marine programs in a blended learning format on a permanent basis. Additionally, we intend to continue to invest in our blended learning platform and curriculum to further enhance the student experience and student outcomes.

To date, we have received approval from ACCSC to permanently offer blended format programs that utilize both distance and on-ground education. Additionally, we have received permanent approvals by all state education authorizing agencies to offer blended format programs. Finally, we are working to secure approval from the Florida State veterans agency to classify our MMI non-degree, blended programs as resident training for purposes of VA benefits, to ensure that veterans enrolling in these programs can access their VA benefits after December 21, 2021, when applicable waivers are currently set to expire.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 22 - Higher Education Emergency Relief Fund under the CARES Act

Fiscal 2020 HEERF I Grants for Students and for Significant Changes to the Delivery of Instruction Due to the Coronavirus under the CARES Act

In 2020, the CARES Act established the HEERF. The HEERF includes approximately $14.0 billion in relief funds to be distributed directly to institutions of higher education. The most significant portion of that funding allocation provides that $12.56 billion will be distributed to institutions using a formula based on student enrollment. Of the amount allocated to each institution under this formula, at least 50% must be reserved to provide students with emergency financial aid grants to help cover expenses related to the disruption of campus operations due to coronavirus. The remaining funds must be used “to cover any costs associated with significant changes to the delivery of instruction due to the coronavirus.”

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

Prior to the COVID-19 crisis, the majority of our training programs were delivered exclusively through in-person instruction at our campus locations. In order to allow our students to continue their education during the COVID-19 crisis, beginning on March 25, 2020, we shifted our predominantly on-campus, in-person education model to a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. We incurred significant costs for the initial development and implementation of our online training program for students including software purchases, audio/video equipment purchases and labor hours to record the instructional videos and for training of faculty, and enhancements to the online student experience. In May 2020, we resumed in-person labs at eight of our campus locations. Four of our campuses resumed in-person labs in June 2020, and our final campus to resume in-person labs in Bloomfield, New Jersey opened on July 1, 2020. On-campus labs have been re-designed or modified to meet the guidelines set by the CDC, as well as state and local jurisdictions for health, safety and social distancing. In order to comply with these new guidelines, we incurred costs for sanitization supplies, partitions, labor hours and other related expenses to ensure safety and social distancing. Additionally, we purchased laptops to provide to our students to assist their transition to the online blended training model. We also incurred costs as we continued to improve and enhance the delivery of our online instruction for students. In total, we incurred approximately $15.1 million between March 15, 2020 and September 30, 2020 related to the changes in the delivery of instruction due to the coronavirus. We have consulted with our outside regulatory counsel and believe that all of these costs are allowable expenses for the institutional HEERF funds under the CARES Act. However, we cannot guarantee that ED will agree with our foregoing conclusion. We have offset our total operating expenses by $15.1 million for the year ended September 30, 2020. Of the $15.1 million, $13.3 million was recorded in “Educational services and facilities” and $1.8 million was recorded in “Selling, general and administrative” on the consolidated statement of operations for the year ended September 30, 2020.

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

During the year ended September 30, 2021, we incurred $0.9 million in allowable costs related to the changes in the delivery of instruction due to the coronavirus, thereby utilizing the remaining available funds. Of the $0.9 million incurred, $0.3 million was recorded in “Educational services and facilities” and $0.6 million was recorded in “Selling, general and administrative” on the consolidated statements of operations for the year ended September 30, 2021. During the year ended September 30, 2021, we drew down the remaining $2.7 million in funds from our G5 account with the ED.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Fiscal 2021 HEERF II Grant for Students under the CRRSAA and HEERF III Grant for Students under the ARPA

The CRRSAA includes HEERF II, which makes an additional $22.7 billion available to higher education institutions. Of this amount, private, proprietary institutions are allocated approximately $681 million. The statute permits proprietary institutions to use HEERF II funds to provide financial aid grants to students, and requires that institutions prioritize the grants to students with exceptional need, such as students who receive Pell Grants. On January 14, 2021, ED issued guidance regarding the administration of the HEERF II program. In accordance with the ED’s allocation schedule, during the year ended September 30, 2021, we were granted approximately $16.8 million for purposes of funding HEERF II student grants.

The ARPA provides almost $40 billion in funding available to higher education institutions under the HEERF III. Of this amount, private, proprietary institutions are allocated approximately $396 million and may only use HEERF III funding to provide emergency financial aid grants to students. In accordance with the ED’s allocation schedule, during the year ended September 30, 2021, we were granted approximately $9.9 million for purposes of funding HEERF III student grants.

During the year ended September 30, 2021, we awarded approximately $19.7 million in HEERF II and HEERF III grants to over 10,660 students. The HEERF II and HEERF III funds were drawn down as student grants were distributed with approximately $0.3 million included in “Restricted cash” on our consolidated balance sheet as of September 30, 2021 which relates to pending student grants and outstanding checks.

Note 23 - Subsequent Events

On November 1, 2021, we completed the acquisition contemplated by the previously announced Stock Purchase Agreement (the “Purchase Agreement”), dated March 29, 2021, by and among UTI, HCP Ed Holdings, LLC, a Delaware limited liability company (“Seller”), HCP Ed Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Seller (“HCP”), and Michigan Institute of Aeronautics, Inc. d/b/a MIAT College of Technology, a Michigan corporation and wholly subsidiary of HCP (“MIAT”). MIAT is a post-secondary school that offers vocational and technical certificates and degrees across aviation maintenance, energy technology, wind energy technology, robotics and automation, non-destructive testing, heating ventilation air conditioning and refrigeration (“HVACR”), and welding disciplines. HCP is MIAT’s holding company that owns no assets other than the issued and outstanding shares of MIAT.

The acquisition is part of our growth and diversification strategy and will allow us to expand MIAT programs throughout UTI brand campuses and extend UTI’s presence and programs into the Canton, MI market where MIAT has been for over 50 years. Other expected synergies include operating and purchasing cost efficiencies and broadening the opportunity for student growth at the MIAT campuses by leveraging the national our marketing and admissions infrastructure.

Under the terms of the Purchase Agreement, we acquired all of the issued and outstanding shares of capital stock of HCP from the Seller for total consideration of $26.0 million in cash, subject to closing working capital adjustments. As a result, HCP is now a wholly-owned subsidiary of UTI, and MIAT remains as a wholly-owned subsidiary of HCP. The consideration paid was funded by available operating cash.

In connection with this acquisition, we incurred transaction costs of $0.8 million during the year ended September 30, 2021, which are included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

As of the date of this filing, the initial accounting for the business combination, including the allocation of the purchase price to the identifiable assets acquired and the liabilities assumed, is incomplete. We have engaged a third party specialist to assist with the valuation of the property, plant and equipment and intangible assets. We expect to disclose a preliminary allocation of the November 1, 2021 purchase price in our Form 10-Q for the three months ended December 31, 2021.