Form 10-Q
period 2021-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2022-02-04
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At January 31, 2022, there were 32,970,033 shares outstanding of the registrant's common stock.

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
•our failure to successfully integrate MIAT College of Technology’s program offerings into our current program offerings;
•our failure to improve underutilized capacity at certain of our campuses;
•enrollment declines or challenges in our students’ ability to find employment as a result of macroeconomic conditions;
•our failure to maintain and expand existing industry relationships and develop new industry relationships with our industry customers;
•our ability to update and expand the content of existing programs and develop and integrate new programs in a cost-effective manner while maintaining positive student outcomes;
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
•failure to comply with the restrictive covenants and our ability to pay the amounts when due under the Credit Agreement; and
•risks related to other factors discussed in our 2021 Annual Report on Form 10-K filed with the SEC on December 2, 2021 (the “2021 Annual Report on Form 10-K”).

The factors above are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine
ii

whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Among the factors that could cause actual results to differ materially are the factors discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should bear this in mind as you consider forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	December 31, 2021	September 30, 2021
Assets
Cash and cash equivalents	$99,513	$133,721
Restricted cash	11,544	12,256
Receivables, net	14,796	17,151
Notes receivable, current portion	5,522	5,538
Prepaid expenses	7,584	6,658
Other current assets	8,325	8,068
Total current assets	147,284	183,392
Property and equipment, net	133,061	122,051
Goodwill	18,026	8,222
Intangible assets	16,302	124
Notes receivable, less current portion	32,116	30,586
Right-of-use assets for operating leases	177,380	159,075
Other assets	9,369	9,120
Total assets	$533,538	$512,570
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$47,903	$54,397
Dividends payable	1,323	—
Deferred revenue	50,810	57,648
Accrued tool sets	3,433	3,292
Operating lease liability, current portion	16,376	14,075
Long term debt, current portion	884	876
Other current liabilities	2,468	2,430
Total current liabilities	123,197	132,718
Deferred tax liabilities, net	1,959	674
Operating lease liability	171,325	153,228
Long-term debt	29,636	29,850
Other liabilities	4,814	7,570
Total liabilities	330,931	324,040
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 32,989 and 32,915 shares issued	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 700 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	142,719	142,314
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 82 shares	(365)	(365)
Retained deficit	(8,497)	(21,996)
Accumulated other comprehensive income (loss)	(106)	(279)
Total shareholders’ equity	202,607	188,530
Total liabilities and shareholders’ equity	$533,538	$512,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2021	2020
Revenues	$105,075	$76,125
Operating expenses:
Educational services and facilities	47,901	39,331
Selling, general and administrative	43,596	36,019
Total operating expenses	91,497	75,350
Income from operations	13,578	775
Other (expense) income:
Interest income	12	54
Interest expense	(233)	(2)
Other income, net	118	282
Total other (expense) income, net	(103)	334
Income before income taxes	13,475	1,109
Income tax benefit (expense) (See Note 15)	1,347	(26)
Net income	$14,822	$1,083
Preferred stock dividends	1,323	1,313
Net income (loss) available for distribution	$13,499	$(230)

Earnings per share (See Note 18 ):
Net income (loss) per share - basic	$0.25	$(0.01)
Net income (loss) per share - diluted	$0.25	$(0.01)

Weighted average number of shares outstanding:
Basic	32,849	32,658
Diluted	33,572	32,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2021	2020
Net income	$14,822	$1,083
Other comprehensive income:
Unrealized gain on interest rate swap	173	—
Comprehensive income	$14,995	$1,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2021	32,915	$3	700	$—	$142,314	$68,853	(82)	$(365)	$(21,996)	$(279)	$188,530
Net income	—	—	—	—	—	—	—	—	14,822	—	14,822
Issuance of common stock under employee plans	111	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(37)	—	—	—	(301)	—	—	—	—	—	(301)
Stock-based compensation	—	—	—	—	706	—	—	—	—	—	706
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	—	(1,323)
Unrealized gain on interest rate swap	—	—	—	—	—	—	—	—	—	173	173
Balance as of December 31, 2021	32,989	$3	700	$—	$142,719	$68,853	(82)	$(365)	$(8,497)	$(106)	$202,607

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2020	32,730	$3	700	$—	$141,002	$68,853	(82)	$(365)	$(32,971)	$—	$176,522
Net income	—	—	—	—	—	—	—	—	1,083	—	1,083
Cumulative effect from adoption of ASC 326	—	—	—	—	—	—	—	—	1,644	—	1,644
Issuance of common stock under employee plans	66	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(29)	—	—	—	(178)	—	—	—	—	—	(178)
Stock-based compensation	—	—	—	—	548	—	—	—	—	—	548
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,313)	—	(1,313)
Balance as of December 31, 2020	32,767	$3	700	$—	$141,372	$68,853	(82)	$(365)	$(31,557)	$—	$178,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$14,822	$1,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,679	3,282
Amortization of right-of-use assets for operating leases	4,472	4,445
Bad debt expense	560	389
Stock-based compensation	706	548
Deferred income taxes	(1,893)	—
Training equipment credits earned, net	(147)	10
Unrealized gain on interest rate swap	173	—
Other (losses) gains, net	(148)	(139)
Changes in assets and liabilities:
Receivables	4,920	8,108
Prepaid expenses	(590)	(1,651)
Other assets	(29)	(139)
Notes receivable	(1,514)	(884)
Accounts payable and accrued expenses	(8,853)	(8,416)
Deferred revenue	(8,666)	1,922
Income tax receivable	—	2,783
Accrued tool sets and other current liabilities	486	(234)
Operating lease liability	(2,567)	(5,301)
Other liabilities	(2,955)	1,977
Net cash provided by operating activities	2,456	7,783
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(26,142)	—
Purchase of property and equipment	(10,793)	(47,293)
Proceeds from disposal of property and equipment	1	6
Proceeds from maturities of held-to-maturity securities	—	9,965
Return of capital contribution from unconsolidated affiliate	75	73
Net cash used in investing activities	(36,859)	(37,249)
Cash flows from financing activities:
Payments on term loan and finance leases	(216)	(32)
Payment of payroll taxes on stock-based compensation through shares withheld	(301)	(178)
Net cash used in financing activities	(517)	(210)
Change in cash, cash equivalents and restricted cash	(34,920)	(29,676)
Cash and cash equivalents, beginning of period	133,721	76,803
Restricted cash, beginning of period	12,256	12,116
Cash, cash equivalents and restricted cash, beginning of period	145,977	88,919
Cash and cash equivalents, end of period	99,513	44,212
Restricted cash, end of period	11,544	15,031
Cash, cash equivalents and restricted cash, end of period	$111,057	$59,243

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Supplemental disclosure of cash flow information:
Income taxes refunded	$—	$(19)
Interest paid	223	2
Training equipment obtained in exchange for services	221	141
Depreciation of training equipment obtained in exchange for services	238	317
Accounts payable and accrued expenses for capital expenditures	3,651	1,547
Dividends payable	1,323	1,313
CARES Act funds received for student emergency grants (See Note 21)	2,816	—
CARES Act funds disbursed for student emergency grants (See Note 21)	(2,900)	—
CARES Act funds received for institutional costs	—	880
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of the Business

Founded in 1965, with approximately 250,000 graduates in its history, Universal Technical Institute, Inc. (“we,” “us” or “our”) is a leading provider of transportation and technical training programs. As of December 31, 2021, we offered certificate, diploma or degree programs at 14 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (“UTI”), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”), NASCAR Technical Institute (“NASCAR Tech”), and MIAT College of Technology (“MIAT”). Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.

We work closely with over 35 original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), as well as from various veterans’ benefits programs. For further discussion, see Note 21 on “Government Regulation and Financial Aid” included in our 2021 Annual Report on Form 10-K filed with the SEC on December 2, 2021 (the “2021 Annual Report on Form 10-K”).

We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. This blended learning format has allowed us to continue to offer our programs to our students during the COVID-19 pandemic and aligns with an increasing trend of online education being offered as individuals seek more flexibility and life-long learning opportunities. On-campus labs are designed to meet or exceed the current national guidelines recommended by the Centers for Disease Control (“CDC”) as well as state and local mandates, while still meeting our accreditation and curriculum requirements.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K.

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

Other than described below, there have been no material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in Note 2 of our 2021 Annual Report on Form 10-K.

New Significant Accounting Policy for Goodwill and Intangible Assets

We test goodwill and indefinite-lived intangible assets for impairment annually as of August 1, or more frequently if events and circumstances warrant. Under ASC 350, Intangibles - Goodwill and Other, to evaluate the impairment of goodwill, we first assess qualitative factors, such as deterioration in the operating performance of the acquired business, adverse market

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. To evaluate the impairment of the indefinite-lived intangible assets, we assess the fair value of the assets to determine whether they were greater or less than the carrying values. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests to compare the estimated fair value of the reporting unit to the carrying value of its net assets. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives. There were no indicators of impairment for our goodwill or indefinite-lived intangible assets as of December 31, 2021.

We also have definite-lived intangible assets, which primarily consist of purchased intangibles and capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets.

See Note 8 and Note 9 for additional details on our goodwill and intangible assets.

Reclassifications

Due to the acquisition of MIAT on November 1, 2021, which is described in further detail in Note 4, we added a new line to the condensed consolidated balance sheet: “Intangible Assets.” We have presented the intangible assets arising from the MIAT acquisition as well as the previously recorded intangible assets in this line. As of September 30, 2021, $0.1 million of intangible assets was reclassified from “Other assets” to “Intangible assets” on the condensed consolidated balance sheet for comparable presentation.

Note 3 - Recent Accounting Pronouncements

Effective in Fiscal 2022

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We have evaluated the new guidance and determined that there is no material impact on our results of operations, financial condition or financial statement disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendments in ASU 2021-08 require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts from Customers (“ASC 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree financial statements were prepared in accordance with generally accepted accounting principles). For public business entities, the amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of ASU 2021-08 is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. Due to the MIAT acquisition on November 1, 2021, we have elected to early adopt ASU 2021-08 as of October

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
1, 2021 and have applied the guidance in ASU 2021-08 to the deferred revenue recorded for MIAT. See Note 4 for further information on the acquisition of MIAT.

Other

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. This new guidance only applies to contracts and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in ASU 2020-04 do not apply to contract modifications made after December 31, 2022. Given the interest rate for our term loan (which is further described in Note 13) references LIBOR, we are currently evaluating the new reference rate reform practical expedients and will consider adopting this guidance when we are required to modify our contract for the discontinuation of LIBOR.

Note 4 - Acquisition of MIAT College of Technology

On November 1, 2021, we completed the acquisition contemplated by the previously announced Stock Purchase Agreement (the “Purchase Agreement”), dated March 29, 2021, by and among UTI, HCP Ed Holdings, LLC, a Delaware limited liability company (“Seller”), HCP Ed Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Seller (“HCP”), and Michigan Institute of Aeronautics, Inc. d/b/a MIAT, a Michigan corporation and wholly subsidiary of HCP. MIAT is a post-secondary school that offers vocational and technical certificates and degrees across aviation maintenance, energy technology, wind energy technology, robotics and automation, non-destructive testing, heating ventilation air conditioning and refrigeration (“HVACR”), and welding disciplines. HCP is MIAT’s holding company that owns no assets other than the issued and outstanding shares of MIAT.

The acquisition is part of our growth and diversification strategy and will allow us to expand MIAT programs throughout UTI brand campuses and extend UTI’s presence and programs into the Canton, MI market where MIAT has been for over 50 years. Other expected synergies include operating and purchasing cost efficiencies and broadening the opportunity for student growth at the acquired MIAT campuses by leveraging our high school and national marketing and admissions infrastructure.

Under the terms of the Purchase Agreement, we acquired all of the issued and outstanding shares of capital stock of HCP from the Seller for $26.0 million base purchase price plus $2.4 million working capital surplus for total cash consideration paid of $28.4 million. As a result, HCP is now a wholly-owned subsidiary of UTI and MIAT remains as a wholly-owned subsidiary of HCP. The consideration paid was funded by available operating cash.

In connection with this acquisition, we incurred total transaction costs of $1.4 million of which $0.6 million were incurred during the three months ended December 31, 2021 and $0.8 million during the year ended September 30, 2021. In both periods, these costs are included in “Selling, general and administrative” expenses in the condensed consolidated statements of operations. The results of operations for MIAT were not material to our condensed consolidated statement of operations for the two months ended December 31, 2021.

Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our preliminary valuation estimates of the fair values as of the acquisition date. The acquisition accounting allocation is preliminary and subject to adjustments for the final working capital adjustments and tax analysis, which may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, and the determination of any residual amount that will be allocated to goodwill.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The preliminary allocation of the purchase price at November 1, 2021 is summarized as follows:

Assets acquired:
Cash and cash equivalents	$2,301
Accounts receivable, net	3,228
Prepaid expenses	268
Other current assets	507
Property and equipment	3,043
Goodwill	9,804
Intangible assets	16,200
Right-of-use assets for operating leases	15,320
Other assets	85
Total assets acquired	$50,756
Less: Liabilities assumed
Accounts payable and accrued expenses	$(1,799)
Deferred revenue	(1,828)
Operating lease liability, current portion	(1,005)
Deferred tax liabilities, net	(3,178)
Operating lease liability	(14,503)
Total liabilities assumed	(22,313)
Net assets acquired	$28,443

The goodwill of $9.8 million arising from the acquisition consists largely of the growth and operating synergies expected from integrating MIAT into UTI. The total amount of goodwill expected to be deductible for tax purposes is approximately $0.6 million. See Note 8 for additional details on goodwill.

The preliminary purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation and amortization expense. The fair value of the tangible assets was estimated using the cost approach. The intangible assets acquired, which primarily consists of the accreditations and regulatory approvals, trademarks and trade names, and curriculum, were valued using different valuation techniques depending upon the nature of the intangible asset acquired. The accreditations and regulatory approvals were valued using the multiperiod excess earnings method (“MPEEM”) under the income approach. The MPEEM is a variation of discounted cash-flow analysis. Rather than focusing on the whole entity, the MPEEM isolates the cash flows that can be associated with a single intangible asset and measures fair value by discounting them to present value. The trademarks and trade names were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. The curriculum was valued using the cost approach. See Note 9 for further details on the intangible assets recorded. As previously discussed in Note 3, we early adopted ASU 2021-08 and applied the new guidance when recording the initial deferred revenue.

Pro forma financial information is not presented as the fiscal 2021 revenues and earnings of MIAT are not material to our condensed consolidated statements of operations. MIAT’s principal business is providing postsecondary education and is included in our “Postsecondary Education” reporting unit disclosed in Note 19 on Segments. MIAT’s corporate expenses are allocated to “Postsecondary Education” and the “Other” category based on compensation expense.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 5 - Revenue from Contracts with Customers
Nature of Goods and Services
Postsecondary Education
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in ASC 606. Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our UTI programs are designed to be completed in 36 to 90 weeks while our MIAT programs are completed in 30 to 104 weeks. Our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our condensed consolidated balance sheets because it is expected to be earned within the next 12 months.
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
We provide postsecondary education and other services in the same geographical market, the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent among our various postsecondary education programs. See Note 19 for disaggregated segment revenue information.
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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	December 31, 2021	September 30, 2021
Receivables, which includes tuition and notes receivable	$46,582	$46,489
Deferred revenue	50,810	57,648

During the three months ended December 31, 2021, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.

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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$62,104	$62,104	$—	$—
Notes receivable(2)	37,638	—	—	37,638
Total assets at fair value on a recurring basis	$99,742	$62,104	$—	$37,638

		Fair Value Measurements Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$62,100	$62,100	$—	$—
Notes receivable(2)	36,124	—	—	36,124
Total assets at fair value on a recurring basis	$98,224	$62,100	$—	$36,124

(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheet as of December 31, 2021 and September 30, 2021.
(2) Notes receivable relate to our proprietary loan program.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2021	September 30, 2021
Land	—	$8,355	$8,355
Buildings and building improvements	3-35	71,048	71,036
Leasehold improvements	1-28	64,813	63,502
Training equipment	3-10	91,911	91,191
Office and computer equipment	3-10	32,207	31,718
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	12,540	12,524
Vehicles	5	1,409	1,436
Right-of-use assets for finance leases	2-3	215	215
Construction in progress	—	19,494	10,171
		321,684	309,840
Less: Accumulated depreciation and amortization		(188,623)	(187,789)
		$133,061	$122,051

Note 8 - Goodwill

Our goodwill balance of $18.0 million as of December 31, 2021 represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. The changes in the carrying value of goodwill are presented in the table below.

	December 31, 2021	September 30, 2021
Balance at beginning of period	$8,222	$8,222
Additions to Goodwill for acquisition of MIAT	$9,804	—
Balance at end of period	$18,026	$8,222

Of the $18.0 million recorded as goodwill as of December 31, 2021, $8.2 million resulted from the acquisition of our motorcycle and marine education business in Orlando, Florida in 1998 and $9.8 million relates to the acquisition of MIAT as of November 1, 2021 as previously described in Note 4. All of the goodwill relates to our Postsecondary Education reportable operating segment.

Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Historically, this testing has been performed as of September 30 of each fiscal year. Effective as of October 1, 2021, we determined that our goodwill will be tested annually for impairment as of August 1 and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We do not consider this change to be material and believe that the timing is preferable as it allows additional time to complete the annual assessment in advance of the annual reporting deadline. This change in assessment date did not delay, accelerate, or cause avoidance of a potential impairment charge. There were no indicators of goodwill impairment as of December 31, 2021.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 9 - Intangible Assets

The following table provides the gross carrying value, accumulated amortization, and remaining useful life for intangible assets subject to amortization as of December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Accreditations and regulatory approvals - MIAT	$12,800	$—	$12,800	Indefinite
Trademarks and trade names - MIAT	3,000	—	3,000	Indefinite
Curriculum - MIAT	400	(13)	387	4.83
Non-compete agreement and trade name	442	(327)	115	3.33
Total	$16,642	$(340)	$16,302	4.47

Of the $16.6 million recorded as intangible assets as of December 31, 2021, $16.2 million relates to the MIAT acquisition completed on November 1, 2021 as previously described in Note 4. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets.

As discussed in our new significant accounting policy on intangible assets in Note 2, our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of December 31, 2021.

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

Investment in unconsolidated affiliate consisted of the following and is included within “Other assets” on our condensed consolidated balance sheets:

	December 31, 2021		September 30, 2021
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$4,665	28.0%	$4,627	28.0%

Investment in unconsolidated affiliate included the following activity during the period:

	Three Months Ended December 31,
	2021	2020
Balance at beginning of period	$4,627	$4,494
Equity in earnings of unconsolidated affiliate	113	107
Return of capital contribution from unconsolidated affiliate	(75)	(73)
Balance at end of period	$4,665	$4,528

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 11 - Leases
As of December 31, 2021, we leased 11 of our 14 campuses and our corporate headquarters under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 8 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of December 31, 2021, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

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

The components of lease expense during the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
Lease Expense	2021	2020
Operating lease expense(1)	$6,363	$6,132
Finance lease expense:
Amortization of leased assets	18	32
Interest on lease liabilities	1	2
Variable lease expense	1,091	907
Sublease income	(59)	(123)
Total net lease expense	$7,414	$6,950

(1)     Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three months ended December 31, 2021 and 2020.

Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	December 31, 2021	September 30, 2021
Assets:
Operating lease assets	Right-of-use assets for operating leases	$177,380	$159,075
Finance lease assets	Property and equipment, net(1)	76	94
Total leased assets		$177,456	$159,169

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Leases	Classification	December 31, 2021	September 30, 2021
Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$16,376	$14,075
Finance lease liabilities	Long-term debt, current portion	74	73
Noncurrent
Operating lease liabilities	Operating lease liability	171,325	153,228
Finance lease liabilities	Long-term debt	5	23
Total lease liabilities		$187,780	$167,399

(1)     Finance lease assets are recorded net of accumulated amortization of $0.1 million as of December 31, 2021 and September 30, 2021, respectively.

Lease Term and Discount Rate	December 31, 2021	September 30, 2021
Weighted-average remaining lease term (in years):
Operating leases	9.49	9.37
Finance leases	1.06	1.32

Weighted average discount rate:
Operating leases	4.02%	4.31%
Finance leases	3.08%	3.08%

	Three Months Ended December 31,
Supplemental Disclosure of Cash Flow Information and Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,567	$5,301
Financing cash flows from finance leases	18	32

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities (1)	$7,457	$78
Leases assets obtained in exchange for new finance lease liabilities	—	—
(1) Excludes the operating leases recorded for the MIAT acquisition discussed in Note 4.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Maturities of lease liabilities were as follows:

	As of December 31, 2021
Years ending September 30,	Operating Leases	Finance Leases
Remainder of 2022	$15,520	$56
2023	23,504	24
2024	23,350	—
2025	23,697	—
2026	23,570	—
2027 and thereafter	116,567	—
Total lease payments	226,208	80
Less: interest	(38,507)	(1)
Present value of lease liabilities	187,701	79
Less: current lease liabilities	(16,376)	(74)
Long-term lease liabilities	$171,325	$5

Note 12 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2021	September 30, 2021
Accounts payable	$11,632	$13,702
Accrued compensation and benefits	23,294	29,506
Other accrued expenses	12,977	11,189
Total accounts payable and accrued expenses	$47,903	$54,397

Note 13 - Debt

	December 31, 2021			September 30, 2021
	Interest Rate	Maturity Date	Carrying Value of Debt (4)	Carrying Value of Debt (4)
Term Loan(1)	2.10%	May 2028	$30,687	$30,886
Finance leases(2)	3.08%	Various	79	96
Total debt			30,766	30,982
Debt issuance costs presented with debt (3)			(246)	(256)
Total debt, net			30,520	30,726
Less: current portion of long-term debt			(884)	(876)
Long-term debt			$29,636	$29,850

(1)     Interest on the Term Loan (as defined below) accrues at annual rate equal to the LIBOR plus 2.0%.
(2)    Our finance leases include finance lease arrangements related to various equipment with a weighted-average annual interest rate of approximately 3.08%, which mature in varying installments between 2022 and 2023. See Note 11 for additional details on our finance leases.
(3)    The unamortized debt issuance costs as of December 31, 2021 and September 30, 2021 relate entirely to the Term Loan.
(4)    Our Term Loan and finance leases bear interest at rates commensurate with market rates and therefore the respective carrying values approximate fair value (Level 2).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Term Loan

In connection with the Avondale, Arizona building purchase in December 2020, we entered into a Credit Agreement with Fifth Third Bank, National Association (the “Lender”) on May 12, 2021 in the maximum principal amount of $31.2 million with a maturity of seven years (the “Term Loan”). The Term Loan bears interest at the rate of LIBOR plus 2.0%. Principal and interest payments are due monthly. The Term Loan is secured by a first priority lien on our Avondale, Arizona property, including all land and improvements. Additionally, on May 12, 2021, we entered into an interest rate swap agreement with the Lender that effectively fixes the interest rate on 50% of the principal amount of the Term Loan, or approximately $15.6 million, at 3.5% for the entire loan term. See Note 14 below for further discussion on the interest rate swap.

We are subject to customary affirmative and negative covenants under the Credit Agreement, including, without limitation, certain reporting obligations and certain limitations on restricted payments, and limitations on liens, encumbrances and indebtedness. The Term Loan is also subject to certain financial maintenance covenants. The debt service coverage ratio shall not be less than 1.25 to 1.00 and is defined as the ratio of the sum of consolidated income (loss) for the year, to the extent deducted in determining income for such period, before income taxes, interest expense, amortization, depreciation and other non-cash charges including net stock-based compensation, fees and expenses related to potential acquisitions and expansion of operations and certain non-recurring charges, including relating to restructuring, business optimization and diversification strategy, less any extraordinary non-recurring gains, interest income and non-cash gains (“Consolidated EBITDA”) (less dividends payable on our Series A Preferred Stock) and other extraordinary items to the current portion of long-term debt and interest paid during the period being measured (which commences on September 30, 2021 and is tested annually thereafter on a trailing 12-month basis). The funded debt to Consolidated EBITDA ratio is required to be no greater than 3.50 to 1.00 (which commences on June 30, 2021 and is tested quarterly thereafter on a trailing 12-month basis). Beginning on May 12, 2024, the Lender may request new appraisals of the Avondale property in order to maintain the ratio of the amortized loan balance to the value of the location at 70%, the approximate ratio that existed at May 12, 2021. Events of default under the Credit Agreement include, among others, the failure to make payments when due, breach of covenants (including certain financial maintenance covenants) and breach of representations or warranties. If we fail to meet the minimum debt service coverage ratio, loan-to-value or debt yield and fail to cure such non-compliance within a time period acceptable to the Lender, we will be in default. As of December 31, 2021, we were in compliance with all debt covenants.

Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2022 and for each year through the period ended September 30, 2026, and thereafter were as follows at December 31, 2021:

Maturity	Term Loan	Finance Leases	Total
Remainder of 2022	$605	$55	$660
2023	832	24	856
2024	861	—	861
2025	892	—	892
2026	924	—	924
Thereafter	26,573	—	26,573
Subtotal	30,687	79	30,766
Debt issuance costs presented with debt	(246)	—	(246)
Total	$30,441	$79	$30,520

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 14- Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset these underlying market risks.

On May 12, 2021, in connection with the Term Loan discussed in Note 13, we entered into an interest rate swap agreement with the Lender that effectively fixes the interest rate on 50% of the principal amount of the Term Loan, or approximately $15.6 million, at 3.5% for the entire loan term, or seven years (the “Swap”). On May 12, 2021, the Swap was designated as an effective cash flow hedge for accounting and tax purposes.

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income (loss)” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income (loss)” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing losses that are reported in “Accumulated other comprehensive income (loss)” as of December 31, 2021, we estimate that $0.2 million will be reclassified to “Interest expense” within the next twelve months. As of December 31, 2021, the notional amount of our Swap was approximately $15.3 million.

Fair Value of Derivative Instruments

The following table presents the fair value of our Swap (Level 2) which is designated as a cash flow hedge and the related classification on the condensed consolidated balance sheet as of December 31, 2021:

Interest Rate Swap
Other assets	43
Total fair value of assets designated as hedging instruments	$43

Other current liabilities	$149
Total fair value of liabilities designated as hedging instruments	$149

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of cash flow hedge accounting for our Swap on “Accumulated other comprehensive income (loss)” as of December 31, 2021:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended December 31, 2021
Interest Rate Swap	$118	Interest expense	$(55)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Effect of Cash Flow Hedge Accounting on the Condensed Consolidated Statement of Operations

The table below presents the effect of cash flow hedge accounting for our Swap on the condensed consolidated statement of operations for the three months ended December 31, 2021:

Interest Expense
Interest Rate Swap
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	$(55)

Note 15 - Income Taxes

Our income tax benefit for the three months ended December 31, 2021 was $1.3 million, or (10.0)% of pre-tax income, compared to income tax expense of $26 thousand, or 2.3% of pre-tax loss, for the three months ended December 31, 2020. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. The tax benefit recorded during the three months ended December 31, 2021 primarily relates to the valuation allowance impact of the MIAT deferred tax liability for indefinite lived intangibles which are available to offset a portion of our indefinite lived deferred tax assets.

As of December 31, 2021, we continued to have a full valuation allowance against all deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a benefit to the income tax provision for the period the release is recorded. In addition, if the valuation allowance is released, the effective tax rate would increase to a percentage more in line with the combined statutory federal and state income tax rates starting in the fiscal year following the release. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Note 16 - Commitments and Contingencies

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

Note 17 - Shareholders’ Equity
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
Preferred Stock
Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of December 31, 2021 and September 30, 2021, 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at December 31, 2021 and September 30, 2021.

Pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (“Accrued Dividend”). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We accrued Cash Dividends of $1.3 million as of December 31, 2021.

For further discussion of our preferred stock, including the potential for conversion into common stock, see Note 16 on “Shareholders’ Equity” included in our 2021 Annual Report on Form 10-K.

Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We have not repurchased any shares under the share repurchase program, including during the three months ended December 31, 2021.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The following table summarizes the computation of basic and diluted EPS under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Three Months Ended
	December 31,
	2021	2020
Basic earnings per common share:
Net income	$14,822	$1,083
Less: Preferred stock dividend declared	(1,323)	(1,313)
Net income (loss) available for distribution	13,499	(230)
Income allocated to participating securities	(5,267)	—
Net income (loss) available to common shareholders	$8,232	$(230)

Weighted average basic shares outstanding	32,849	32,658

Basic income (loss) per common share	$0.25	$(0.01)

Diluted earnings per common share:
Method used:	Two-class	Two-class
Net income (loss) available to common shareholders	$8,232	$(230)

Weighted average basic shares outstanding	32,849	32,658
Dilutive effect related to employee stock plans	723	—
Weighted average diluted shares outstanding	33,572	32,658

Diluted income (loss) per common share	$0.25	$(0.01)

Anti-dilutive shares excluded:
Outstanding stock-based grants	186	436
Convertible preferred stock	21,021	21,021
Total anti-dilutive shares excluded	21,207	21,457

Dilutive shares under the as-converted method(1)	54,593	53,905

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Summary information by reportable segment was as follows:

	Postsecondary Education	Other	Consolidated
Three Months Ended December 31, 2021
Revenues	$101,702	$3,373	$105,075
Income (loss) from operations	14,147	(569)	13,578
Depreciation and amortization (1)	3,654	25	3,679
Net income (loss)	15,391	(569)	14,822

Three Months Ended December 31, 2020
Revenues	$73,560	$2,565	$76,125
Income (loss) from operations	1,104	(329)	775
Depreciation and amortization (1)	3,258	24	3,282
Net income (loss)	1,412	(329)	1,083

As of December 31, 2021
Total assets	$526,209	$7,329	$533,538

As of September 30, 2021
Total assets	$504,934	$7,636	$512,570

(1) Includes depreciation of training equipment obtained in exchange for services of $0.2 million and $0.3 million for the three months ended December 31, 2021 and 2020, respectively.

Note 20 - Government Regulation and Financial Aid
As discussed at length in our 2021 Annual Report on Form 10-K, our institutions participate in a range of government-sponsored student assistance programs. The most significant of these is the federal student aid programs administered by the U.S. Department of Education (“ED”) pursuant to Title IV of the Higher Education Act (“HEA”), commonly referred to as the Title IV Programs. Generally, to participate in the Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. See “Part I, Item 1. Regulatory Environment” in our 2021 Annual Report on Form 10-K.

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

Accreditation

Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Institutional accreditation by an ED-recognized accreditor is required for an institution to be certified to participate in Title IV Programs. All of our institutions are accredited by the Accrediting Commission of Career Schools and Colleges (“ACCSC”), which is an accrediting agency recognized by ED. ACCSC reviews the academic quality of each institution’s instructional programs, as well as the administrative and financial operations of the institution to ensure that it has the resources necessary to perform its educational mission, implement continuous improvement processes, and support student success. Our institutions must submit annual reports, and at times, supplemental reports, to demonstrate ongoing compliance and improvement. ACCSC requires institutions to disclose certain institutional information to current and prospective students, as well as to the public, and requires that our schools and programs meet various performance standards as a condition of continued accreditation. Institutions must periodically renew their accreditation by completing a comprehensive renewal of accreditation process. See “Part I, Item 1. Regulatory Environment - Accreditation” in our 2021 Annual Report on Form 10-K for further details and the current status of our campus accreditation.

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

•Title IV Program Rulemaking. ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. Recent and significant negotiated rulemakings include the Gainful Employment Rulemaking, the Borrower Defense to Repayment Rulemaking, and the Accreditation and Innovation Rulemaking. New regulations associated with these rulemakings took effect on July 1, 2020, and additional, new rules took effect on July 1, 2021. Additionally, ED has established multiple rulemaking committees to prepare proposed regulations across 14 different topics areas, including the rules governing changes in ownership, standards of administrative capability, borrower defense to repayment, closed school loan discharges, mandatory pre-dispute arbitration clauses, and gainful employment. It is expected that these negotiated rulemakings will continue throughout 2022, and that any resulting rules would become effective during that time or thereafter. ED has also invited public commentary on other matters around potential gaps in post-secondary outcomes including retention, completion, loan repayment and student loan default. The potential outcome, if any, from these announced actions is unknown at this time. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships.

Other Federal and State Student Aid Programs

Some of our students also receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs (“VA”) , the Department of Defense (“DOD”) and under the Workforce Investment Act. Additionally, some states provide financial aid to our students in the form of grants, loans or scholarships. Our Long Beach, Rancho Cucamonga and Sacramento, California campuses, for example, are currently eligible to participate in the Cal Grant program. All of our institutions must comply with the eligibility and participation requirements applicable to each of these funding programs, which vary by funding agency and program.

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

COVID-19, the CARES Act, the CRRSAA, and ARPA

During fiscal 2020 and 2021 various pieces of legislation were issued related to the COVID-19 pandemic including the CARES Act, the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”) and the American Rescue Plan Act (“ARPA”). This legislation, along with guidance from the ED, are discussed at length in “Note 21 - Governmental Regulation and Financial Aid” in our 2021 Annual Report on Form 10-K. The funding received from these Acts is also discussed in Note 21 on Higher Education Emergency Relief Fund Grants below. For additional information and risks associated with this legislation, see Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K.

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

To date, we have received approval from ACCSC to permanently offer blended format programs that utilize both distance and on-ground education. Additionally, we have received permanent approvals from all state education authorizing agencies to offer blended format programs. Last, we note that as part of the Responsible Education Mitigating Options and Technical Extensions (REMOTE) Act, remote learning waivers for GI Bill students were extended until June 1, 2022. GI Bill students attending a course that was converted to remote learning because of COVID-19 may also continue to receive housing benefits until June 1, 2022.

Note 21 - Higher Education Emergency Relief Fund Grants

HEERF II Grants for Students under the CRRSAA and HEERF III Grant for Students under the ARPA

As discussed in “Note 21 - Governmental Regulation and Financial Aid” in our 2021 Annual Report on Form 10-K, the CRRSAA includes Higher Education Emergency Relief Fund II (“HEERF II”), which makes an additional $22.7 billion available to higher education institutions. Of this amount, private, proprietary institutions are allocated approximately $681 million. The statute permits proprietary institutions to use HEERF II funds to provide financial aid grants to students, and requires that institutions prioritize the grants to students with exceptional need, such as students who receive Pell Grants. On January 14, 2021, ED issued guidance regarding the administration of the HEERF II program. In accordance with the ED’s allocation schedule, during the year ended September 30, 2021, we were granted approximately $16.8 million for purposes of funding HEERF II student grants.

Additionally, as discussed in “Note 21 - Governmental Regulation and Financial Aid” in our 2021 Annual Report on Form 10-K, the ARPA provides almost $40 billion in funding available to higher education institutions under the Higher Education

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Emergency Relief III (“HEERF III”). Of this amount, private, proprietary institutions are allocated approximately $396 million and may only use HEERF III funding to provide emergency financial aid grants to students. In accordance with the ED’s allocation schedule, during the year ended September 30, 2021, we were granted approximately $9.9 million for purposes of funding HEERF III student grants.

During the three months ended December 31, 2021, we awarded approximately $2.9 million in HEERF II and HEERF III grants to over 2,900 students. The HEERF II and HEERF III funds were drawn down as student grants were distributed with approximately $0.2 million included in “Restricted cash” on our consolidated balance sheet as of December 31, 2021 which relates to pending student grants and outstanding checks. As of December 31, 2021, we have approximately $4.0 million of funds still available for HEERF II and HEERF III grants to students.

HEERF I Grants for Significant Changes to the Delivery of Instruction Due to the Coronavirus under the CARES Act

As discussed in “Note 22 - Higher Education Emergency Relief Fund under the CARES Act” in our 2021 Annual Report on Form 10-K, during the three months ended December 31, 2020, we incurred $0.9 million in allowable costs related to the changes in the delivery of instruction due to the coronavirus, thereby utilizing the remaining available HEERF institutional funds. Of the $0.9 million incurred, $0.3 million was recorded in “Educational services and facilities” and $0.6 million was recorded in “Selling, general and administrative” on the condensed consolidated statements of operation for the three months ended December 31, 2020. The $0.9 million was drawn down prior to December 31, 2020 and was included in our “Cash and cash equivalents” on our condensed consolidated balance sheet as of December 31, 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and those in our 2021 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2021 Annual Report on Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.

Company Overview

Founded in 1965, with approximately 250,000 graduates in its history, Universal Technical Institute, Inc. (“we,” “us” or “our”) is a leading provider of transportation and technical training programs. As of December 31, 2021, we offered certificate, diploma or degree programs at 14 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (“UTI”), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”), NASCAR Technical Institute (“NASCAR Tech”), and MIAT College of Technology (“MIAT”). Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.

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
We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. This blended learning format has allowed us to continue to offer our programs to our students during the COVID-19 pandemic and aligns with an increasing trend of online education being offered as individuals seek more flexibility and life-long learning opportunities. On-campus labs are designed to meet or exceed the current national guidelines recommended by the Centers for Disease Control (“CDC”) as well as state and local mandates, while still meeting our accreditation and curriculum requirements.

Overview of the Three Months Ended December 31, 2021

Student Metrics

	December 31, 2021	December 31, 2020	% Change
Total new student starts	1,972	1,927	2.3%
Average undergraduate full-time active students	13,729	11,813	16.2%
End of period undergraduate full-time active students	13,129	10,763	22.0%

The increase in average undergraduate full-time active students and end of period undergraduate full-time active students was due to strong student demand and increased effectiveness of our marketing and admissions efforts throughout fiscal 2021 and the ongoing but diminishing impacts of the COVID-19 pandemic on the prior year. The acquisition of MIAT in November 2021 contributed to the increase in our new student starts, average and end of period undergraduate full-time active students.

Our ability to start new students can be influenced by various factors including: unemployment rates; competition; adverse media coverage, legislative hearings, regulatory actions and investigations by attorneys general and various agencies related to allegations of wrongdoing on the part of other companies within the education and training services industry, which have cast the industry in a negative light; and the state of the general macro-economic environment and its impact on price sensitivity and the ability and willingness of students and their families to incur debt.

Operations

Revenues for the three months ended December 31, 2021 were $105.1 million, an increase of $29.0 million, or 38.0%, from the comparable period in the prior year. The increase in revenue was due to growth in students, increased revenue per student due to the impact of the COVID-19 pandemic in the prior year, and the acquisition of MIAT. Additionally, as a result of catch-up labs not yet completed, as of December 31, 2020, we had deferred revenue of $2.0 million.

We had income from operations of $13.6 million during the three months ended December 31, 2021, compared to $0.8 million during the three months ended December 31, 2020. The increase in our income from operations during the three months ended December 31, 2021 was primarily driven by our increase in revenue. Additionally, productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on efficiency opportunities throughout our cost structure, while improving and investing in the overall student experience.

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

During the three months ended December 31, 2021, we executed the following as part of our growth and diversification strategy:

•Completed the acquisition of MIAT College of Technology (“MIAT”) from HCP & Company on November 1, 2021. MIAT served approximately 1,000 students as of December 31, 2021 through its campuses in Canton, Michigan and Houston, Texas. The company offers vocational and technical certificates as well as associates degrees in fields with robust and growing demand for skilled technical workers, including aviation maintenance, energy technology, wind power, robotics and automation, non-destructive testing, HVACR, and welding. The acquisition will enable us to further expand our program offerings into growing industry sectors and rapidly expanding fields likely to be bolstered by technological innovation and the country’s focus on sustainable energy.
•Launched electric vehicle (“EV”) technician training coursework to meet increasing demand for clean cars and trucks. This enhanced training is the initial step in our overall EV strategy to prepare future technicians for surging electric vehicle sales in the coming decades.

•Formed a new strategic alliance with Napa Auto Parts (“NAPA”). NAPA will supply essential parts for hands-on labs, including brake kits, rotors, bulbs, bearing kits, wheel weights and more. The initial stage of the partnership will impact UTI, MMI and NTI-branded campuses and may be expanded to MIAT-branded campuses in the future.

In addition, we continue to pursue other opportunities that align with our growth and diversification strategy.

Regulatory Environment

See Note 20 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2021	2020
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	45.6%	51.7%
Selling, general and administrative	41.5%	47.3%
Total operating expenses	87.1%	99.0%
Income (loss) from operations	12.9%	1.0%
Interest income	—%	0.1%
Interest expense	(0.2)%	—%
Other income, net	0.1%	0.4%
Total other (expense) income, net	(0.1)%	0.5%
Income (loss) before income taxes	12.8%	1.5%
Income tax (expense) benefit	1.3%	—%
Net income (loss)	14.1%	1.4%
Preferred stock dividends	1.3%	1.7%
Income (loss) available for distribution	12.8%	(0.3)%

Revenues

Revenues for the three months ended December 31, 2021 were $105.1 million, an increase of $29.0 million, or 38.0%, as compared to revenues of $76.1 million for the three months ended December 31, 2020. During the three months ended December 31, 2021, we had a 2.3% increase in our new student starts and a 16.2% increase in our average undergraduate full-time active students as we saw strong front-end demand across all channels during fiscal 2021, and the prior year period was impacted by the ongoing but diminishing effects of the global pandemic. The increase in revenue is primarily due to an increase in the average revenue per student as compared to the prior year which was impacted by the timing of completion of student make-up lab work and slower student progression due to the ongoing but diminishing impacts of COVID-19. The acquisition of MIAT also contributed to our student and revenue growth. As a result of the catch-up labs not yet completed, as of December 31, 2020, we had deferred revenue of $2.0 million. We recognized $2.5 million and $1.8 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended December 31, 2021, and 2020, respectively.

Educational services and facilities expenses

Educational services and facilities expenses were $47.9 million for the three months ended December 31, 2021, which represents an increase of $8.6 million as compared to $39.3 million for the three months ended December 31, 2020.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Three Months Ended December 31,
	2021	2020
Salaries expense	$20,058	$17,836
Employee benefits and tax	4,224	2,972
Bonus expense	539	454
Stock-based compensation	46	26
Compensation and related costs	24,867	21,288
Occupancy costs	8,996	8,268
Depreciation and amortization expense	3,407	3,057
Supplies and maintenance expense	3,441	2,258
Taxes and licensing expense	754	389
Student expense	1,087	1,384
Contract services expense	1,248	696
Other educational services and facilities expense	4,101	1,991
Total educational services and facilities expense	$47,901	$39,331

Compensation and related costs increased by $3.6 million for the three months ended December 31, 2021 primarily due to lower headcount in the prior year period due to attrition and productivity improvements enacted to offset revenue decreases from COVID-19. The acquisition of MIAT accounted for $1.4 million of the increased compensation and related costs.

Occupancy costs increased by $0.7 million for the three months ended December 31, 2021. The increase was primarily due to costs associated with the planned new campuses in Austin, Texas and Miramar, Florida, both of which are expected to open in the second half of 2022, as well as $0.3 million related to MIAT’s two campuses for November and December, partially offset by the benefit associated with the purchase of our Avondale, Arizona campus in December 2020.

Supplies and maintenance expense increased by $1.2 million primarily due to a $0.4 million increase for the purchase of laptops for our students to aid their education under our blended-learning model. During the prior year, we primarily utilized funds from the CARES Act to purchase the laptops for our students. We also incurred additional expenses for technical supplies of $0.4 million and student textbooks of $0.2 million due to a higher average student population and the acquisition of MIAT during the quarter.

Contract services increased by $0.6 million primarily due to costs incurred related to our growth and diversification initiatives.

Other educational services and facilities expense increased by $2.1 million for the three months ended December 31, 2021, primarily due to a $0.6 million increase in expense related to our accrued tool kits, an increase in the cost of books of $0.2 million and an increase of $0.1 million in the cost of tools. Additionally, the three months ended December 31, 2020 included a credit of $0.3 million for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus. The allowable costs are included in the relevant line items above for the prior year period. See Note 21 of the notes to the condensed consolidated financial statements herein for additional details.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2021 were $43.6 million. This represents an increase of $7.6 million, as compared to $36.0 million for the three months ended December 31, 2020.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Three Months Ended December 31,
	2021	2020
Salaries expense	$15,624	$13,954
Employee benefits and tax	2,903	2,851
Bonus expense	3,954	3,449
Stock-based compensation	659	522
Compensation and related costs	23,140	20,776
Advertising expense	11,338	9,030
Contract services expense	1,181	1,223
Professional services expense	1,637	946
Depreciation and amortization expense	272	217
Other selling, general and administrative expenses	6,028	3,827
Total selling, general and administrative expenses	$43,596	$36,019

Compensation and related costs increased by $2.4 million for the three months ended December 31, 2021 primarily due to an increase in salaries to support our growth strategy initiatives as compared to the prior year. The acquisition of MIAT represented $0.8 million of the increase.

Advertising expense increased by $2.3 million for the three months ended December 31, 2021, primarily due to timing of spend along with incremental investment to support our growth objectives. We continue to target cost-efficient marketing with an increased focus on digital media. Advertising expense as a percentage of revenues decreased to 10.8% for the three months ended December 31, 2021 as compared to 11.9% in the prior year. Advertising expense for MIAT accounted for $0.7 million of the increase.

Professional services expense increased by $0.7 million primarily due costs incurred related to our growth and diversification initiatives, including the acquisition of MIAT which closed on November 1, 2021.

Other selling, general and administrative expenses increased by $2.2 million for the three months ended December 31, 2021. The primary factors include increases of $0.3 million for software, $0.3 million for recruiting, $0.2 million for bad debt expense, and $0.2 million for travel. The three months ended December 31, 2020 included a $0.6 million credit for the reimbursement of allowable costs related to the changes in the delivery of instruction due to the coronavirus from the institutional HEERF funds received. The allowable costs are included in the relevant line items above for the prior year period. See Note 21 of the notes to the condensed consolidated financial statements herein for additional details.

Income taxes
Our income tax benefit for the three months ended December 31, 2021 was $1.3 million, or (10.0)% of pre-tax income, compared to an income tax expense of $26 thousand, or 2.3% of pre-tax loss, for the three months ended December 31, 2020. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. The tax benefit recorded during the three months ended December 31, 2021 primarily relates to the valuation allowance impact of the MIAT deferred tax liability for indefinite lived intangibles which are available to offset a portion of our indefinite lived deferred tax assets. We recorded a full valuation allowance against the deferred tax assets as of December 31, 2021 and 2020. See Note 15 of the notes to the condensed consolidated financial statements herein for additional details on our valuation allowance.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we recorded a preferred stock cash dividend of $1.3 million for the three months ended December 31, 2021 and 2020, respectively.

Net income (loss) available for distribution

Net income (loss) available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a net income available for distribution for the three months ended December 31, 2021 of $13.5 million and net loss available for distribution of $0.2 million for the three months ended December 31, 2020.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three months ended December 31, 2021 and 2020 were $17.4 million and $4.3 million, respectively. We define EBITDA as net income (loss), before interest (income) expense, income tax (benefit) expense, and depreciation and amortization.

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

EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended December 31,
	2021	2020
Net income	$14,822	$1,083
Interest income	(12)	(54)
Interest expense	233	2
Income tax (benefit) expense	(1,347)	26
Depreciation and amortization(1)	3,679	3,282
EBITDA	$17,375	$4,339

(1) Includes depreciation of training equipment obtained in exchange for services of $0.2 million and $0.3 million for the three months ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as announced growth and diversification initiatives through the next 12 months. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation of new programs, such as welding, in existing markets where we continue to optimize utilization of our campus facilities.

Our aggregate cash and cash equivalents were $99.5 million as of December 31, 2021, a decrease of $34.2 million from September 30, 2021. On November 1, 2021, using operating cash on hand, we acquired all of the issued and outstanding shares of capital stock of MIAT for $26.0 million base purchase price plus $2.4 million working capital surplus for total cash consideration paid of $28.4 million. See Note 4 of the notes to the condensed consolidated financial statements herein for additional details on the acquisition.

We had $30.8 million of long-term debt outstanding as of December 31, 2021 which consists primarily of a $31.2 million term loan that bears interest at the rate of LIBOR plus 2.0% over the seven year term secured in connection the Avondale, Arizona campus property that was purchased in December 2020. See Note 13 of the notes to the condensed consolidated financial statements herein for additional details on the term loan.

We believe that additional strategic uses of our cash resources may include consideration of strategic acquisitions and organic growth initiatives, purchase of real estate assets, subsidizing funding alternatives for our students, and the repurchase of common stock, among others. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents, and short-term investments, or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into additional credit facilities, issue debt or issue additional equity.

We currently do not pay a cash dividend on our common stock. We pay preferred stock cash dividends of $2.6 million during March and September of each fiscal year. We accrued preferred stock cash dividends of $1.3 million as of December 31, 2021.

Our principal source of liquidity is operating cash flows and existing cash and cash equivalents. A majority of our revenues are derived from Title IV Programs and various veterans’ benefits programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of 30-week periods. Loan funds are generally provided in two disbursements for each academic year. The first disbursement for first-time borrowers is usually received 30 days after the start of a student’s academic year, and the second disbursement is typically received at the beginning of the 16th week from the start of the student’s academic year. Under our proprietary loan program, we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect the timing and seasonality of our operating cash flow.

Operating Activities

Our net cash provided by operating activities was $2.5 million for the three months ended December 31, 2021, compared to $7.8 million for the three months ended December 31, 2020.

Net income, after adjustments for non-cash items, provided cash of $22.2 million. The non-cash items included $4.5 million for amortization of right-of-use assets for operating leases, $3.7 million for depreciation and amortization expense and $0.7 million for stock-based compensation expense.

Changes in operating assets and liabilities used cash of $19.8 million primarily due to the following:

•The decrease in accounts payable and accrued expenses used cash of $8.9 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•The decrease in deferred revenue used cash of $8.7 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at December 31, 2021 as compared to September 30, 2021.
•The change in other liabilities used cash of $3.0 million primarily due to the reclassification of the CARES payroll tax deferral to current liabilities.
•Changes in our operating lease liability as a result of rent payments used cash of $2.6 million.
•The decrease in receivables provided cash of $4.9 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.

Net income, after adjustments for non-cash items, for the three months ended December 31, 2020 provided cash of $9.6 million. The non-cash items included $4.4 million for amortization of right-of-use assets for operating leases, $3.3 million for depreciation and amortization expense and $0.5 million for stock-based compensation expense.

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

Investing Activities

During the three months ended December 31, 2021, cash used in investing activities was $36.9 million. The cash outflow was primarily related to the purchase of MIAT for $26.1 million, net of cash consideration received. Additionally, we purchased property and equipment of $10.8 million which primarily related to capital expenditures for the Orlando, Florida and MMI, Phoenix consolidations, new campuses in Austin, Texas and Miramar, Florida, and other campus investments.

During the three months ended December 31, 2020, cash used in investing activities was $37.2 million. The cash outflow was primarily related to the purchase of property and equipment of $47.3 million, of which $45.2 million related to the purchase of the building at our Avondale, Arizona campus location, partially offset by proceeds from maturities of held-to maturity securities of $10.0 million.

Financing Activities

During the three months ended December 31, 2021, cash used in financing activities was $0.5 million which was primarily the payment of payroll taxes on stock-based compensation through shares withheld and payments on our term loan.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies and estimates in the three months ended December 31, 2021 from those previously disclosed in Part II, Item 7 of our 2021 Annual Report on Form 10-K other than noted below.

Goodwill and Intangible Assets

We test goodwill and indefinite-lived intangible assets for impairment annually as of August 1, or more frequently if events and circumstances warrant. Under ASC 350, Intangibles - Goodwill and Other, to evaluate the impairment of goodwill, we first assess qualitative factors, such as deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. To evaluate the impairment of the indefinite-lived intangible assets, we assess the fair value of the assets to determine whether they were greater or less than the carrying values. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests to compare the estimated fair value of the reporting unit to the carrying value of its net assets. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives. There were no indicators of impairment for our goodwill or indefinite-lived intangible assets as of December 31, 2021.

We also have definite-lived intangible assets, which primarily consist of purchased intangibles and capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates.

We invest our cash and cash equivalents in money market funds. As of December 31, 2021, we held $99.5 million in cash and cash equivalents. During the three months ended December 31, 2021, we earned interest income of $12 thousand. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates related to our interest income is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.

On May 12, 2021, we entered into a credit agreement to finance the Avondale property through a $31.2 million term loan that bears interest at the rate of LIBOR plus 2.0% with a maturity of seven years. As of December 31, 2021, the fair value of our long-term debt was $30.7 million and bears interest on the outstanding principal amount at a rate equal to the LIBOR plus 2.0%, which was 2.10% as of December 31, 2021. We believe the carrying value of the debt approximates fair value as the interest rate is a floating rate equal to the LIBOR plus 2.0%, which is representative of market rates for similar instruments. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The variable rate of interest on our long-term debt can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on May 12, 2021, we entered into an interest rate swap agreement that effectively fixes the interest rate on 50% of the principal amount of the term loan at 3.5% for the entire loan term.

During the three months ended December 31, 2021, we recorded interest expense of $0.2 million on our outstanding debt. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 1.0% change (up or down) in the one-month LIBOR would result in a $0.1 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended December 31, 2021.

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

None.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	February 4, 2022	By:	/s/ Jerome A. Grant
		Name:	Jerome A. Grant
		Title:	Chief Executive Officer (Principal Executive Officer)