Form 10-Q
period 2022-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2022-05-05
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At May 2, 2022, there were 33,042,047 shares outstanding of the registrant's common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	March 31, 2022	September 30, 2021
Assets
Cash and cash equivalents	$61,498	$133,721
Restricted cash	11,481	12,256
Receivables, net	15,465	17,151
Notes receivable, current portion	5,519	5,538
Prepaid expenses	8,048	6,658
Other current assets	7,461	8,068
Total current assets	109,472	183,392
Property and equipment, net	193,084	122,051
Goodwill	16,859	8,222
Intangible assets	16,273	124
Notes receivable, less current portion	30,764	30,586
Right-of-use assets for operating leases	141,736	159,075
Deferred tax asset, net	3,907	—
Other assets	5,258	9,120
Total assets	$517,353	$512,570
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$55,147	$54,397
Deferred revenue	42,010	57,648
Accrued tool sets	3,619	3,292
Operating lease liability, current portion	12,940	14,075
Long term debt, current portion	2,374	876
Other current liabilities	2,262	2,430
Total current liabilities	118,352	132,718
Deferred tax liabilities, net	—	674
Operating lease liability	137,635	153,228
Long-term debt	46,045	29,850
Other liabilities	4,586	7,570
Total liabilities	306,618	324,040
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 33,124 and 32,915 shares issued	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 700 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	143,926	142,314
Paid-in capital - preferred	68,853	68,853
Treasury stock, at cost, 82 shares	(365)	(365)
Retained deficit	(2,437)	(21,996)
Accumulated other comprehensive income (loss)	755	(279)
Total shareholders’ equity	210,735	188,530
Total liabilities and shareholders’ equity	$517,353	$512,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues	$102,086	$77,709	$207,161	$153,834
Operating expenses:
Educational services and facilities	49,209	40,480	97,110	79,811
Selling, general and administrative	49,500	38,890	93,096	74,909
Total operating expenses	98,709	79,370	190,206	154,720
Income (loss) from operations	3,377	(1,661)	16,955	(886)
Other (expense) income:
Interest income	8	8	20	62
Interest expense	(466)	(1)	(699)	(3)
Other (expense) income, net	(163)	73	(45)	355
Total other (expense) income, net	(621)	80	(724)	414
Income (loss) before income taxes	2,756	(1,581)	16,231	(472)
Income tax benefit (See Note 15)	4,598	34	5,945	8
Net income (loss)	$7,354	$(1,547)	$22,176	$(464)
Preferred stock dividends	1,294	1,312	2,617	2,625
Net income (loss) available for distribution	$6,060	$(2,859)	$19,559	$(3,089)

Earnings per share (See Note 18):
Net income (loss) per share - basic	$0.11	$(0.09)	$0.36	$(0.09)
Net income (loss) per share - diluted	$0.11	$(0.09)	$0.36	$(0.09)

Weighted average number of shares outstanding:
Basic	32,992	32,762	32,920	32,709
Diluted	33,436	32,762	33,393	32,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income (loss)	$7,354	$(1,547)	$22,176	$(464)
Other comprehensive income:
Unrealized gain on interest rate swap	861	—	1,034	—
Comprehensive income (loss)	$8,215	$(1,547)	$23,210	$(464)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2021	32,915	$3	700	$—	$142,314	$68,853	(82)	$(365)	$(21,996)	$(279)	$188,530
Net income	—	—	—	—	—	—	—	—	14,822	—	14,822
Issuance of common stock under employee plans	111	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(37)	—	—	—	(301)	—	—	—	—	—	(301)
Stock-based compensation	—	—	—	—	706	—	—	—	—	—	706
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	—	(1,323)
Unrealized gain on interest rate swap	—	—	—	—	—	—	—	—	—	173	173
Balance as of December 31, 2021	32,989	$3	700	$—	$142,719	$68,853	(82)	$(365)	$(8,497)	$(106)	$202,607
Net income	—	—	—	—	—	—	—	—	7,354	—	7,354
Issuance of common stock under employee plans	177	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(42)	—	—	—	(327)	—	—	—	—	—	(327)
Stock-based compensation	—	—	—	—	1,534	—	—	—	—	—	1,534
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,294)	—	(1,294)
Unrealized gain on interest rate swap	—	$—	—	$—	$—	$—	—	$—	$—	$861	$861
Balance as of March 31, 2022	33,124	$3	700	$—	$143,926	$68,853	(82)	$(365)	$(2,437)	$755	$210,735

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$22,176	$(464)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,563	6,851
Amortization of right-of-use assets for operating leases	9,123	8,117
Bad debt expense	1,355	415
Stock-based compensation	2,240	1,782
Deferred income taxes	(6,556)	—
Training equipment credits earned, net	(809)	155
Unrealized gain on interest rate swap	1,034	—
Other gains (losses), net	112	(135)
Changes in assets and liabilities:
Receivables	3,777	12,277
Prepaid expenses	(79)	(2,987)
Other assets	(540)	(535)
Notes receivable	(159)	134
Accounts payable and accrued expenses	(46)	(1,480)
Deferred revenue	(17,481)	260
Income tax receivable	—	2,685
Accrued tool sets and other current liabilities	752	244
Operating lease liability	(8,566)	(9,159)
Other liabilities	(3,496)	(633)
Net cash provided by operating activities	10,400	17,527
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(26,514)	—
Purchase of property and equipment	(53,151)	(49,919)
Proceeds from disposal of property and equipment	2	6
Proceeds from maturities of held-to-maturity securities	—	18,189
Return of capital contribution from unconsolidated affiliate	188	150
Net cash used in investing activities	(79,475)	(31,574)
Cash flows from financing activities:
Payment of preferred stock cash dividend	(2,617)	(2,625)
Payments on term loan and finance leases	(678)	(64)
Payment of payroll taxes on stock-based compensation through shares withheld	(628)	(401)
Net cash used in financing activities	(3,923)	(3,090)
Change in cash, cash equivalents and restricted cash	(72,998)	(17,137)
Cash and cash equivalents, beginning of period	133,721	76,803
Restricted cash, beginning of period	12,256	12,116
Cash, cash equivalents and restricted cash, beginning of period	145,977	88,919
Cash and cash equivalents, end of period	61,498	58,965
Restricted cash, end of period	11,481	12,817
Cash, cash equivalents and restricted cash, end of period	$72,979	$71,782

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$399	$(2,693)
Interest paid	680	3
Training equipment obtained in exchange for services	802	227
Depreciation of training equipment obtained in exchange for services	453	646
Accounts payable and accrued expenses for capital expenditures	1,140	1,098
CARES Act funds received for student emergency grants (See Note 21)	4,942	—
CARES Act funds disbursed for student emergency grants (See Note 21)	(5,026)	—
CARES Act funds received for institutional costs	—	880
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 1 - Nature of the Business

Founded in 1965, with approximately 250,000 graduates in its history, Universal Technical Institute, Inc. (“we,” “us” or “our”) is a leading provider of transportation and technical training programs. As of March 31, 2022, we offered certificate, diploma or degree programs at 14 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (“UTI”), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”), NASCAR Technical Institute (“NASCAR Tech”), and MIAT College of Technology (“MIAT”). Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.
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
Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K.

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

New Significant Accounting Policy for Goodwill and Intangible Assets

We test goodwill and indefinite-lived intangible assets for impairment annually as of August 1, or more frequently if events and circumstances warrant. Under ASC 350, Intangibles - Goodwill and Other, to evaluate the impairment of goodwill, we first assess qualitative factors, such as deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. To evaluate the impairment of the indefinite-lived intangible assets, we assess the fair value of the assets to determine whether they were greater or less than

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
the carrying values. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests to compare the estimated fair value of the reporting unit to the carrying value of its net assets. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives. There were no indicators of impairment for our goodwill or indefinite-lived intangible assets as of March 31, 2022.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendments in ASU 2021-08 require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts from Customers (“ASC 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree financial statements were prepared in accordance with generally accepted accounting principles). For public business entities, the amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of ASU 2021-08 is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. Due to the MIAT acquisition on November 1, 2021, we have elected to early adopt ASU 2021-08 as of October 1, 2021 and have applied the guidance in ASU 2021-08 to the deferred revenue recorded for MIAT. See Note 4 for further information on the acquisition of MIAT.

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

Under the terms of the Purchase Agreement, we acquired all of the issued and outstanding shares of capital stock of HCP from the Seller for $26.0 million base purchase price plus $2.8 million working capital surplus for total cash consideration paid of $28.8 million. As a result, HCP is now a wholly-owned subsidiary of UTI and MIAT remains as a wholly-owned subsidiary of HCP. The consideration paid was funded by available operating cash.

In connection with this acquisition, we incurred total transaction costs of $1.6 million of which $0.8 million were incurred during the six months ended March 31, 2022 and $0.8 million during the year ended September 30, 2021. In both periods, these costs are included in “Selling, general and administrative” expenses in the condensed consolidated statements of operations. The results of operations for MIAT were not material to our condensed consolidated statement of operations for the three and six months ended March 31, 2022.

Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our preliminary valuation estimates of the fair values as of the acquisition date. During the three months ended March 31, 2022, adjustments were made related to the acquired deferred tax liabilities, right-of-use assets for operating leases and other assets, which adjusted the value of the goodwill acquired. The acquisition accounting allocation is based upon the information available as of the date of this filing and there could be further adjustments related to taxes as we continue our analysis under the provisions of ASC 805 which allows companies one year to complete acquisition related adjustments, which may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, and the determination of any residual amount that will be allocated to goodwill.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The adjusted allocation of the purchase price at November 1, 2021 is summarized as follows:

Assets acquired:
Cash and cash equivalents	$2,301
Accounts receivable, net	3,230
Prepaid expenses	268
Other current assets	507
Property and equipment	3,043
Goodwill	8,637
Intangible assets	16,200
Right-of-use assets for operating leases	14,979
Other assets	314
Total assets acquired	$49,479
Less: Liabilities assumed
Accounts payable and accrued expenses	$1,720
Deferred revenue	1,843
Operating lease liability, current portion	817
Deferred tax liabilities, net	1,975
Operating lease liability	14,216
Other liabilities	93
Total liabilities assumed	20,664
Net assets acquired	$28,815

The goodwill of $8.6 million arising from the acquisition consists largely of the growth and operating synergies expected from integrating MIAT into UTI. The total amount of goodwill expected to be deductible for tax purposes is approximately $0.6 million. See Note 8 for additional details on goodwill.

The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation and amortization expense. The fair value of the tangible assets was estimated using the cost approach. The intangible assets acquired, which primarily consists of the accreditations and regulatory approvals, trademarks and trade names, and curriculum, were valued using different valuation techniques depending upon the nature of the intangible asset acquired. The accreditations and regulatory approvals were valued using the multiperiod excess earnings method (“MPEEM”) under the income approach. The MPEEM is a variation of discounted cash-flow analysis. Rather than focusing on the whole entity, the MPEEM isolates the cash flows that can be associated with a single intangible asset and measures fair value by discounting them to present value. The trademarks and trade names were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. The curriculum was valued using the cost approach. See Note 9 for further details on the intangible assets recorded. As previously discussed in Note 3, we early adopted ASU 2021-08 and applied the new guidance when recording the initial deferred revenue.

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
Contract Balances
Contract assets primarily relate to our rights to consideration for a student’s progress through our training program in relation to our services performed but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. Currently, we do not have any contract assets that have not transferred to a receivable. Our deferred revenue is considered a contract liability and primarily relates to our enrollment agreements where we received payments for tuition, but we have not yet delivered the related training programs to satisfying the related performance obligations. The advance consideration received from students or Title IV funding is deferred revenue until the training program has been delivered to the students.
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	March 31, 2022	September 30, 2021
Receivables, which includes tuition and notes receivable	$45,601	$46,489
Deferred revenue	42,010	57,648

During the six months ended March 31, 2022, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.

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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$57,109	$57,109	$—	$—
Notes receivable(2)	36,283	—	—	36,283
Total assets at fair value on a recurring basis	$93,392	$57,109	$—	$36,283

		Fair Value Measurements Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$62,100	$62,100	$—	$—
Notes receivable(2)	36,124	—	—	36,124
Total assets at fair value on a recurring basis	$98,224	$62,100	$—	$36,124

(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheet as of March 31, 2022 and September 30, 2021.
(2) Notes receivable relate to our proprietary loan program.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	March 31, 2022	September 30, 2021
Land	—	$16,555	$8,355
Buildings and building improvements	3-35	118,335	71,036
Leasehold improvements	1-28	71,544	63,502
Training equipment	3-10	92,261	91,191
Office and computer equipment	3-10	32,016	31,718
Curriculum development	5	19,692	19,692
Software developed for internal use	1-5	11,887	12,524
Vehicles	5	1,431	1,436
Right-of-use assets for finance leases	2-3	215	215
Construction in progress	—	19,587	10,171
		383,523	309,840
Less: Accumulated depreciation and amortization		(190,439)	(187,789)
		$193,084	$122,051
Depreciation expense related to property and equipment was $3.9 million and $7.5 million for the three and six months ended March 31, 2022, respectively, and $3.5 million and $6.8 million for the three and six months ended March 31, 2021, respectively.
Acquisition of Lisle
On February 11, 2022, we completed the acquisition of 2611 Corporate West Drive Venture LLC (“2611”) which owns our Lisle, Illinois campus (the “Lisle Campus”). Prior to the acquisition, we had a 28% interest in 2611 through our unconsolidated affiliate, as described in Note 10, and previously leased the campus from 2611. The total cash consideration paid, including transaction related costs, for the remaining 72% interest in 2611 was $28.4 million. In addition to the cash consideration paid, we assumed $18.3 million in debt for a loan agreement with a third-party bank that is secured by a mortgage on the Lisle Campus. The total net assets recorded for the transaction equaled $33.0 million, of which $8.2 million was allocated to land, $43.1 million was allocated to buildings, and $18.3 million was allocated to debt. Additionally, prior to the acquisition of 2611, there was $4.0 million in leasehold improvements recorded for the Lisle Campus which we have reclassified to building and building improvements.

Note 8 - Goodwill

Our goodwill balance of $16.9 million as of March 31, 2022 represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. The changes in the carrying value of goodwill are presented in the table below.

	March 31, 2022	September 30, 2021
Balance at beginning of period	$8,222	$8,222
Additions to Goodwill for acquisition of MIAT	8,637	—
Balance at end of period	$16,859	$8,222

Of the $16.9 million recorded as goodwill as of March 31, 2022, $8.2 million resulted from the acquisition of our motorcycle and marine education business in Orlando, Florida in 1998 and $8.6 million relates to the acquisition of MIAT as of November 1, 2021 as previously described in Note 4. All of the goodwill relates to our Postsecondary Education reportable operating segment.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Historically, this testing has been performed as of September 30 of each fiscal year. Effective as of October 1, 2021, we determined that our goodwill will be tested annually for impairment as of August 1 and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We do not consider this change to be material and believe that the timing is preferable as it allows additional time to complete the annual assessment in advance of the annual reporting deadline. This change in assessment date did not delay, accelerate, or cause avoidance of a potential impairment charge. There were no indicators of goodwill impairment as of March 31, 2022.

Note 9 - Intangible Assets

The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for intangible assets subject to amortization as of March 31, 2022:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals - MIAT	$12,800	$—	$12,800	Indefinite
Trademarks and trade names - MIAT	3,000	—	3,000	Indefinite
Curriculum - MIAT	400	(33)	367	4.58
Non-compete agreement and trade name	442	(336)	106	3.08
Total	$16,642	$(369)	$16,273	4.23

Of the $16.6 million gross carrying value recorded as intangible assets as of March 31, 2022, $16.2 million relates to the MIAT acquisition completed on November 1, 2021 as previously described in Note 4. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets. Amortization expense related to finite-lived intangible assets was $51.1 thousand and $17.7 thousand for the six months ended March 31, 2022 and 2021, respectively.

As discussed in our new significant accounting policy on intangible assets in Note 2, our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of March 31, 2022.

Note 10 - Investment in Unconsolidated Affiliate

In 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (“JV”) related to the lease of the Lisle Campus. As discussed in Note 7, in February 2022, this JV was dissolved and we acquired the building, land and debt associated with this campus through the acquisition of the 2611 entity.

Investment in unconsolidated affiliate consisted of the following and is included within “Other assets” on our condensed consolidated balance sheets:

	March 31, 2022		September 30, 2021
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$—	—%	$4,627	28.0%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Investment in unconsolidated affiliate included the following activity during the period:

	Six Months Ended March 31,
	2022	2021
Balance at beginning of period	$4,627	$4,494
Equity in earnings of unconsolidated affiliate	113	215
Return of capital contribution from unconsolidated affiliate	(188)	(150)
Dissolution of unconsolidated affiliate	(4,552)	—
Balance at end of period	$—	$4,559

Note 11 - Leases
As of March 31, 2022, we leased 10 of our 14 currently operating campuses, two future campuses and our corporate headquarters under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 8 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of March 31, 2022, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

As previously discussed in Note 7, in February 2022 we purchased the 2611 entity which owns the Lisle Campus. While the lease for the Lisle Campus remains in place between the 2611 and UTI of Illinois, LLC entities, at the UTI, Inc consolidated level, the right-of-use asset and the operating lease liability for this campus were settled, resulting in a gain on settlement of $1.6 million which has been included within “Educational services and facilities” on our condensed consolidated statement of operations for the three and six months ended March 31, 2022.

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

The components of lease expense during the three and six months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Lease Expense	2022	2021	2022	2021
Operating lease expense(1)	$6,371	$5,458	$12,734	$11,590
Finance lease expense:
Amortization of leased assets	18	33	36	65
Interest on lease liabilities	—	1	1	3
Variable lease expense	1,382	950	2,473	1,857
Sublease income	(31)	(123)	(90)	(246)
Total net lease expense	$7,740	$6,319	$15,154	$13,269
(1)     Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three and six months ended March 31, 2022 and 2021.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2022	September 30, 2021
Assets:
Operating lease assets	Right-of-use assets for operating leases(1)	$141,736	$159,075
Finance lease assets	Property and equipment, net(2)	58	94
Total leased assets		$141,794	$159,169

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion(1)	$12,940	$14,075
Finance lease liabilities	Long-term debt, current portion	60	73
Noncurrent
Operating lease liabilities	Operating lease liability(1)	137,635	153,228
Finance lease liabilities	Long-term debt	—	23
Total lease liabilities		$150,635	$167,399

(1)     As noted above, during the six months ended March 31, 2022, our right-of-use assets and operating lease liability decreased due to the purchase of the Lisle Campus and the settlement of the existing lease.
(2)     Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.1 million as of March 31, 2022 and September 30, 2021, respectively.

Lease Term and Discount Rate	March 31, 2022	September 30, 2021
Weighted-average remaining lease term (in years):
Operating leases	9.25	9.37
Finance leases	0.82	1.32

Weighted average discount rate:
Operating leases	3.96%	4.31%
Finance leases	3.08%	3.08%

	Six Months Ended March 31,
Supplemental Disclosure of Cash Flow Information and Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,962	$9,159
Financing cash flows from finance leases	36	64

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities (1)	$6,241	$11,105
(1) Excludes the operating leases recorded for the MIAT acquisition discussed in Note 4.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Maturities of lease liabilities were as follows:

	As of March 31, 2022
Years ending September 30,	Operating Leases	Finance Leases
Remainder of 2022	$6,923	$37
2023	19,744	24
2024	19,531	—
2025	19,800	—
2026	19,565	—
2027 and thereafter	94,518	—
Total lease payments	180,081	61
Less: interest	(29,506)	(1)
Present value of lease liabilities	150,575	60
Less: current lease liabilities	(12,940)	(60)
Long-term lease liabilities	$137,635	$—

Note 12 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2022	September 30, 2021
Accounts payable	$9,070	$13,702
Accrued compensation and benefits	29,545	29,506
Other accrued expenses	16,532	11,189
Total accounts payable and accrued expenses	$55,147	$54,397

Note 13 - Debt

	March 31, 2022			September 30, 2021
	Interest Rate	Maturity Date	Carrying Value of Debt (4)	Carrying Value of Debt (4)
Avondale Term Loan(1)	2.46%	May 2028	$30,489	$30,886
Lisle Term Loan	5.29%	Nov 2031	18,106	—
Finance leases(2)	3.08%	Various	60	96
Total debt			48,655	30,982
Debt issuance costs presented with debt (3)			(236)	(256)
Total debt, net			48,419	30,726
Less: current portion of long-term debt			(2,374)	(876)
Long-term debt			$46,045	$29,850
(1)     Interest on the Avondale Term Loan (as defined below) accrues at annual rate equal to the LIBOR plus 2.0%.
(2)    Our finance leases include finance lease arrangements related to various equipment with a weighted-average annual interest rate of approximately 3.08%, which mature in varying installments between 2022 and 2023. See Note 11 for additional details on our finance leases.
(3)    The unamortized debt issuance costs as of March 31, 2022 and September 30, 2021 relate entirely to the Avondale Term Loan.
(4)    Our term loans and finance leases bear interest at rates commensurate with market rates and therefore the respective carrying values approximate fair value (Level 2).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Avondale Term Loan

In connection with the Avondale, Arizona building purchase in December 2020, we entered into a Credit Agreement with Fifth Third Bank, National Association (the “Avondale Lender”) on May 12, 2021 in the maximum principal amount of $31.2 million with a maturity of seven years (the “Avondale Term Loan”). The Avondale Term Loan bears interest at the rate of LIBOR plus 2.0%. Principal and interest payments are due monthly. The Avondale Term Loan is secured by a first priority lien on our Avondale, Arizona property, including all land and improvements. Additionally, on May 12, 2021, we entered into an interest rate swap agreement with the Avondale Lender that effectively fixes the interest rate on 50% of the principal amount of the Avondale Term Loan, or approximately $15.6 million, at 3.5% for the entire loan term. See Note 14 below for further discussion on the interest rate swap.

Lisle Term Loan

As discussed in Note 7, in connection with the Lisle Campus purchase, we assumed a Loan Agreement with Western Alliance Bank on February 14, 2022 in the principal amount of $18.3 million, maturing in October 2031 (the “Lisle Term Loan”). The Lisle Term Loan bears interest at the rate of 5.293%. Principal and interest payments are due monthly. The Lisle Term Loan is secured by a first priority lien on the Lisle Campus, including all land and improvements. In April 2022, this term loan was repaid in full, as discussed in Note 22 on “Subsequent Events”.

Debt Covenants

We are subject to certain customary affirmative and negative covenants in connection with our term loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and a debt service coverage ratio covenant. Events of default under the Lisle Term Loan include, among others, the failure to make payments when due, breach of covenants, and breach of representations or warranties. For further discussion of our Avondale Term Loan debt covenants, see Note 12 on “Debt” included in our 2021 Annual Report on Form 10-K. As of March 31, 2022, we were in compliance with all debt covenants.

Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2022 and for each year through the period ended September 30, 2026, and thereafter were as follows at March 31, 2022:

Maturity	Term Loans	Finance Leases	Total
Remainder of 2022	$1,141	$36	$1,177
2023	2,370	24	2,394
2024	2,481	—	2,481
2025	2,604	—	2,604
2026	2,730	—	2,730
Thereafter	37,269	—	37,269
Subtotal	48,595	60	48,655
Debt issuance costs presented with debt	(236)	—	(236)
Total	$48,359	$60	$48,419

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

On May 12, 2021, in connection with the Avondale Term Loan discussed in Note 13, we entered into an interest rate swap agreement with the Avondale Lender that effectively fixes the interest rate on 50% of the principal amount of the Avondale Term Loan, or approximately $15.6 million, at 3.5% for the entire loan term, or seven years (the “Swap”). On May 12, 2021, the Swap was designated as an effective cash flow hedge for accounting and tax purposes.

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income (loss)” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income (loss)” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing losses that are reported in “Accumulated other comprehensive income (loss)” as of March 31, 2022, we estimate that $0.1 million will be reclassified to “Interest expense” within the next twelve months. As of March 31, 2022, the notional amount of our Swap was approximately $15.3 million.

Fair Value of Derivative Instruments

The following table presents the fair value of our Swap (Level 2) which is designated as a cash flow hedge and the related classification on the condensed consolidated balance sheet as of March 31, 2022:

Interest Rate Swap
Other current assets	$28
Other assets	$727
Total fair value of assets designated as hedging instruments	$755

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of cash flow hedge accounting for our Swap on “Accumulated other comprehensive income (loss)” as of March 31, 2022:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended March 31, 2022
Interest Rate Swap	$810	Interest expense	$(51)

	Six Months Ended March 31, 2022
Interest Rate Swap	$927	Interest expense	$(107)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Effect of Cash Flow Hedge Accounting on the Condensed Consolidated Statement of Operations

The table below presents the effect of cash flow hedge accounting for our Swap on the condensed consolidated statement of operations for the six months ended March 31, 2022:

Interest Rate Swap	Interest Expense
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	$(107)

Note 15 - Income Taxes

Our income tax benefit for the three months ended March 31, 2022 was $4.6 million, or (166.8)% of pre-tax income, compared to income tax benefit of $34 thousand, or 2.2% of pre-tax loss, for the three months ended March 31, 2021. For the six months ended March 31, 2022, our income tax benefit was $5.9 million, or (36.6)% of pre-tax income, compared to $8 thousand, or 1.7% of pre-tax loss, for the six months ended March 31, 2021. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. The income tax benefit recorded during the three and six months ended March 31, 2021 is primarily comprised of the benefit related to the release of a majority of the valuation allowance (as discussed further below), which includes the valuation allowance impact related to the MIAT deferred tax liability for indefinite lived intangibles which are available to offset a portion of our indefinite lived deferred tax assets, offset by current state tax expense.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the second quarter of 2022, based in part on our sustained positive earnings in recent quarters, we have determined that there is sufficient evidence to meet the more likely than not realizability threshold and support the reversal of a majority of the previously recorded valuation allowance against our deferred tax assets as of March 31, 2022. The release of the valuation allowance resulted in the recognition of certain deferred tax assets on the condensed consolidated balance sheet and a non-cash tax benefit recorded in the condensed consolidated statement of operations for the period. As of March 31, 2022, we continued to maintain a valuation allowance related to certain federal and state attributes which are not expected to be utilized prior to expiration.

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

We received a January 18, 2022 letter from the Consumer Financial Protection Bureau (“CFPB”) explaining that it was assessing whether UTI “is subject to the CFPB’s supervisory authority based on its activities related to student lending.” The CFPB’s letter then requested certain information about extensions of credit to UTI students; generally explained the source and scope of the CFPB’s regulatory authority; and advised that, after it reviewed the requested materials, the CFPB “anticipates providing guidance regarding whether UTI is subject to CFPB’s supervisory authority.” We have provided the requested information and are awaiting further guidance, if any, from the CFPB.

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
Preferred Stock
Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of March 31, 2022 and September 30, 2021, 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at March 31, 2022 and September 30, 2021.

Pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (“Accrued Dividend”). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $2.6 million during the three months ended March 31, 2022.

Given our current earnings and anticipated future earnings, along with share price of the Company’s common stock based upon trading activity during the quarter and subsequent to quarter end, we believe that there is a reasonable possibility that within the next 12 months, we may be eligible, at our option and subject to obtaining any required stockholder and regulatory approvals, to require that any or all of the then outstanding Series A Preferred Stock be automatically converted into our common stock at the conversion rate. For further discussion of our preferred stock, including the potential for conversion into common stock, see Note 16 on “Shareholders’ Equity” included in our 2021 Annual Report on Form 10-K.

Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We have not repurchased any shares under the share repurchase program, including during the six months ended March 31, 2022.

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
Diluted EPS is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net income and assumes conversion of all potential shares including the

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. The basic and diluted weighted average shares outstanding are the same for the three and six months ended March 31, 2021 as a result of the net loss available to common shareholders and anti-dilutive impact of the potentially dilutive securities.

The following table summarizes the computation of basic and diluted EPS under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Basic earnings per common share:
Net income (loss)	$7,354	$(1,547)	$22,176	$(464)
Less: Preferred stock dividend declared	(1,294)	(1,312)	(2,617)	(2,625)
Net income (loss) available for distribution	6,060	(2,859)	19,559	(3,089)
Income allocated to participating securities	(2,359)	—	(7,622)	—
Net income (loss) available to common shareholders	$3,701	$(2,859)	$11,937	$(3,089)

Weighted average basic shares outstanding	32,992	32,762	32,920	32,709

Basic income (loss) per common share	$0.11	$(0.09)	$0.36	$(0.09)

Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class	Two-class
Net income (loss) available to common shareholders	$3,701	$(2,859)	$11,937	$(3,089)

Weighted average basic shares outstanding	32,992	32,762	32,920	32,709
Dilutive effect related to employee stock plans	444	—	473	—
Weighted average diluted shares outstanding	33,436	32,762	33,393	32,709

Diluted income (loss) per common share	$0.11	$(0.09)	$0.36	$(0.09)

Anti-dilutive shares excluded:
Outstanding stock-based grants	355	467	444	677
Convertible preferred stock	21,021	21,021	21,021	21,021
Total anti-dilutive shares excluded	21,376	21,488	21,465	21,698

Dilutive shares under the as-converted method(1)	54,457	54,065	54,414	54,003
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 19 - Segment Information

Our principal business is providing postsecondary education. We also provide manufacturer-specific training, and these operations are managed separately from our campus operations. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the “Other” category. As discussed in Note 10, our JV was dissolved in February 2022. Prior to this change, our equity method investment and other non-postsecondary education operations were also included within the “Other” category. Corporate expenses are allocated to “Postsecondary Education” and the “Other” category based on compensation expense.
Summary information by reportable segment was as follows:

	Postsecondary Education	Other	Consolidated
Three Months Ended March 31, 2022
Revenues	$98,650	$3,436	$102,086
Income (loss) from operations	3,876	(499)	3,377
Depreciation and amortization (1)	3,857	27	3,884
Net income (loss)	7,853	(499)	7,354

Three Months Ended March 31, 2021
Revenues	$74,846	$2,863	$77,709
Loss from operations	(1,322)	(339)	(1,661)
Depreciation and amortization (1)	3,547	22	3,569
Net loss	(1,208)	(339)	(1,547)

Six Months Ended March 31, 2022
Revenues	$200,352	$6,809	$207,161
Income (loss) from operations	18,023	(1,068)	16,955
Depreciation and amortization(1)	7,511	52	7,563
Net income (loss)	23,244	(1,068)	22,176

Six Months Ended March 31, 2021
Revenues	$148,406	$5,428	$153,834
Loss from operations	(218)	(668)	(886)
Depreciation and amortization (2)	6,805	46	6,851
Net income (loss)	204	(668)	(464)

As of March 31, 2022
Total assets	$514,105	$3,248	$517,353

As of September 30, 2021
Total assets	$504,934	$7,636	$512,570

(1) Includes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021 and $0.5 million and $0.6 million for the six months ended March 31, 2022 and 2021, respectively.

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

State Authorization

To operate and offer postsecondary programs, and to be certified to participate in Title IV Programs, each of our institutions must obtain and maintain authorization from the state in which it is physically located (“Home State”). To engage in recruiting activities outside of its Home State, each institution also may be required to obtain and maintain authorization from the states in which it is recruiting students. UTI is authorized to participate in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. As of September 1, 2021, all states other than California are members of SARA. Each of our institutions holds the state or SARA authorizations required to operate and offer postsecondary education programs in its Home State, and to recruit in the states in which it engages in recruiting activities.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
•The 90/10 Rule. As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to comply with the “90/10 rule.” Under the current 90/10 rule, to remain eligible to participate in the federal student aid programs, a proprietary institution must derive at least 10% of its revenues for each fiscal year from sources other than Title IV Program funds. A proprietary institution is subject to sanctions if it exceeds the 90% level for a single year and loses its eligibility to participate in Title IV programs if it derives more than 90% of its revenue from Title IV Programs, as applicable, for two consecutive fiscal years. In 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amended the 90/10 rule. Section 2013 of the Act amended the rule to require covered institutions to derive at least 10 percent of their revenue from sources other than “Federal education assistance funds.” The phrase “Federal education assistance funds” was broadly defined as “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution.” Congress directed ED to clarify the impact of this change with new regulations. In its most recent negotiated rulemaking, which concluded March 18, 2022, ED considered changes to the 90/10 regulations. After extensive discussion, on the final day the negotiators reached consensus on draft language, which means ED will very likely use the agreed upon language (or something close to it) in its proposed regulations. We are monitoring these proposed changes to the 90/10 rule, and will review and assess the impact of any proposed or final regulations promulgated by ED. These changes would take effect July 1, 2023, and would apply to any annual audit submission for a proprietary institution fiscal year beginning on or after January 1, 2023.

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

•Title IV Program Rulemaking. ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. ED is currently managing two significant rulemaking efforts. First, between October and December 2021, ED held three

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
rounds of negotiations as part of the Affordability and Student Loans rulemaking. The negotiators considered nine issue areas, including the borrower defense to repayment rule, closed school loan discharges, and loan repayment plans. Second, between January and March of 2022, ED held three rounds of negotiations as part of the Institutional and Programmatic Eligibility rulemaking. The negotiators considered seven issue areas, including administrative capability, financial responsibility, gainful employment, change of ownership and control, ability to benefit and the 90/10 rule. The regulated community is currently awaiting ED’s official proposed rules based on these rounds of negotiated rulemaking, which are likely to be made available for public review and comment between May and July 2022. If ED publishes final rules by November 1, these rules will become effective July 1, 2023. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships.

Other Federal and State Student Aid Programs

Some of our students also receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs (“VA”), the Department of Defense (“DOD”) and under the Workforce Innovation and Opportunity Act. Additionally, some states provide financial aid to our students in the form of grants, loans or scholarships. Our Long Beach, Rancho Cucamonga and Sacramento, California campuses, for example, are currently eligible to participate in the Cal Grant program. All of our institutions must comply with the eligibility and participation requirements applicable to each of these funding programs, which vary by funding agency and program.

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

ED’s temporary flexibilities currently remain in place and will continue through the end of the payment period that begins after the date on which the federally-declared national emergency related to COVID-19 is rescinded. However, having observed that our blended learning programs offer a range of academic, operational, and financial efficiencies, we have determined to seek the permanent approvals that will permit us to continue offering blended learning programming after the noted temporary flexibilities have expired. We also continue to work to ensure that our blended learning programming complies with applicable distance education rules and standards, including ED’s new distance education rules, which became effective July 1, 2021. We intend to offer our Automotive, Diesel, Automotive/Diesel, Motorcycle and Marine programs in a blended learning format on a permanent basis. Additionally, we intend to continue to invest in our blended learning platform and curriculum to further enhance the student experience and student outcomes.

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

Note 21 - Higher Education Emergency Relief Fund Grants

HEERF II Grants for Students under the CRRSAA and HEERF III Grant for Students under the ARPA

As discussed in “Note 21 - Governmental Regulation and Financial Aid” in our 2021 Annual Report on Form 10-K, the CRRSAA includes Higher Education Emergency Relief Fund II (“HEERF II”), which makes an additional $22.7 billion available to higher education institutions. Of this amount, private, proprietary institutions are allocated approximately $681 million. The statute permits proprietary institutions to use HEERF II funds to provide financial aid grants to students and requires that institutions prioritize the grants to students with exceptional need, such as students who receive Pell Grants. On January 14, 2021, ED issued guidance regarding the administration of the HEERF II program. In accordance with the ED’s allocation schedule, during the year ended September 30, 2021, we were granted approximately $16.8 million for purposes of funding HEERF II student grants.

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

During the six months ended March 31, 2022, we awarded approximately $5.0 million in HEERF II and HEERF III grants to over 4,100 students. The HEERF II and HEERF III funds were drawn down as student grants were distributed with approximately $0.6 million included in “Restricted cash” on our consolidated balance sheet as of March 31, 2022 which relates to pending student grants and outstanding checks. As of March 31, 2022, we have approximately $1.9 million of funds still available for HEERF II and HEERF III grants to students.

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

Note 22 - Subsequent Events

Lisle Campus Term Loan

As previously disclosed in Note 7, on February 11, 2022, we completed the acquisition of 2611, an entity that is the owner of the real property that serves the Lisle Campus. At the time of the acquisition, 2611 was a party to a term loan agreement with a third-party bank secured by a mortgage on the Lisle Campus (the “Previous Mortgage Debt”).

On April 14, 2022, 2611, as borrower (the “Borrower”), entered into a Loan Agreement (“Loan Agreement”) with Valley National Bank, a national banking association (the “Lisle Lender”), to fund the acquisition and retirement of the Previous

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Mortgage Debt, via a term loan in the original principal amount of $38.0 million with a maturity of seven years (the “Term Loan”). The Term Loan bears interest at a rate of one-month Secured Overnight Financing Rate (“SOFR”) plus 2.0%. In connection with the Term Loan, the Borrower entered into an interest rate swap agreement with the Lisle Lender that effectively fixes the interest rate on 50% of the principal amount of the Term Loan at 4.69% for the entire loan term. The Term Loan is secured by a mortgage on the Lisle Campus. Further details of the transactions were disclosed separately under a Form 8-K filed with the SEC on April 19, 2022.

Acquisition of Concorde Career Colleges, Inc.

On May 3, 2022, we entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) by and among UTI, Concorde Career Colleges, Inc., a Delaware corporation (“Concorde”); Liberty Partners Holdings 28, L.L.C., a Delaware limited liability company, and Liberty Investment IIC, LLC, a Delaware limited liability company (each a “Seller,” and collectively, the “Sellers”); and Liberty Partners L.P., a Delaware limited partnership, in its capacity as a representative of the Sellers. Concorde is a leading provider of industry-aligned healthcare education programs in fields such as nursing, dental hygiene and medical diagnostics. Concorde operates 17 campuses across eight states with approximately 7,400 students, and offers its programs in ground, hybrid and online formats.

The Purchase Agreement provides for the purchase by UTI of all of the issued and outstanding shares of capital stock of Concorde for a base purchase price of $50.0 million in cash, subject to certain customary adjustments as set forth in the Purchase Agreement. As a result of the transactions contemplated by the Purchase Agreement, Concorde would become a wholly owned subsidiary of UTI.

The closing of the Purchase Agreement is subject to customary closing conditions, including, among other things, the receipt of a Pre-Acquisition Review Response from the United States Department of Education that does not contain certain letter of credit requirements. UTI intends to use its cash on hand to pay the consideration contemplated under the Purchase Agreement. UTI expects the transaction to close during the first half of its fiscal 2023.

Further details of the transactions were disclosed separately under a Form 8-K filed with the SEC on May 4, 2022.

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

Company Overview

Founded in 1965, with approximately 250,000 graduates in its history, Universal Technical Institute, Inc. (“we,” “us” or “our”) is a leading provider of transportation and technical training programs. As of March 31, 2022, we offered certificate, diploma or degree programs at 14 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (“UTI”), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”), NASCAR Technical Institute (“NASCAR Tech”), and MIAT College of Technology (“MIAT”). Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.

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

Overview of the Three and Six Months Ended March 31, 2022

Student Metrics

	Three Months Ended			Six Months Ended
	March 31,		%	March 31,		%
	2022	2021	Change	2022	2021	Change
Total new student starts	2,275	2,405	(5.4)%	4,247	4,332	(2.0)%
Average undergraduate full-time active students	12,903	11,356	13.6%	13,316	11,585	14.9%
End of period undergraduate full-time active students	12,466	10,945	13.9%	12,466	10,945	13.9%

The increase in average undergraduate full-time active students and end of period undergraduate full-time active students was due to strong student demand throughout fiscal 2021 and the ongoing but diminishing impacts of the COVID-19 pandemic on the prior year. The acquisition of MIAT in November 2021 also contributed to the increase in our average and end of period undergraduate full-time active students.

Our ability to start new students can be influenced by various factors including: ongoing impacts of the COVID-19 pandemic and related variants, unemployment rates; competition; adverse media coverage, legislative hearings, regulatory actions and investigations by attorneys general and various agencies related to allegations of wrongdoing on the part of other companies within the education and training services industry, which have cast the industry in a negative light; and the state of the general macro-economic environment and its impact on price sensitivity and the ability and willingness of students and their families to incur debt.

Operations

Revenues for the three months ended March 31, 2022 were $102.1 million, an increase of $24.4 million, or 31.4%, from the comparable period in the prior year. Revenues for the six months ended March 31, 2022 were $207.2 million, an increase of $53.3 million, or 34.7%, from the comparable period in the prior year. The increase in revenue was due to growth in students, increased revenue per student due to the impact of the COVID-19 pandemic in the prior year, and the acquisition of MIAT.

We had income from operations of $3.4 million and $17.0 million during the three and six months ended March 31, 2022, respectively, compared to a loss from operations of $1.7 million and $0.9 million during the three and six months ended March 31, 2021, respectively. The increase in our income from operations during these periods was primarily driven by our increase in revenue. Additionally, productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on efficiency opportunities throughout our cost structure, while improving and investing in the overall student experience.

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

During the six months ended March 31, 2022, we executed the following as part of our growth and diversification strategy:

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
◦As part of this initiative, we rolled out new curriculum in our Ford FACT (“Ford Accelerated Credential Training”) program to prepare students to keep the next generation of vehicles on the road. This new curriculum will feature blended learning courses on high voltage systems safety, hybrid vehicle components and operation, battery electric vehicle components and operation and an introduction to high voltage battery service, as well as a Ford instructor-led class on hybrid and electric vehicle operation and diagnosis.
◦We have also selected Bosch to support the development of new courseware that helps meet the needs of the growing electric vehicle EV market, which continues to see record sales and a demand for skilled technicians.
•Formed a new strategic alliance with Napa Auto Parts (“NAPA”). NAPA will supply essential parts for hands-on labs, including brake kits, rotors, bulbs, bearing kits, wheel weights and more. The initial stage of the partnership will impact UTI, MMI and NTI-branded campuses and may be expanded to MIAT-branded campuses in the future.
•Purchased our Lisle, Illinois campus in February 2022, for approximately $28.4 million, net of debt assumed, including closing costs and other fees. See Note 7, 13 and 22 of the notes to our condensed consolidated financial statements herein for more discussion on this transaction.
In addition, we continue to pursue other opportunities that align with our growth and diversification strategy.

Regulatory Environment

See Note 20 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,
	2022	2021
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	48.2%	52.1%
Selling, general and administrative	48.5%	50.0%
Total operating expenses	96.7%	102.1%
Income (loss) from operations	3.3%	(2.1)%
Interest income	—%	—%
Interest expense	(0.5)%	—%
Other (expense) income, net	(0.2)%	0.1%
Total other (expense) income, net	(0.7)%	0.1%
Income (loss) before income taxes	2.7%	(2.0)%
Income tax benefit	4.5%	—%
Net income (loss)	7.2%	(2.0)%
Preferred stock dividends	1.3%	1.7%
Income (loss) available for distribution	5.9%	(3.7)%

Revenues

Revenues for the three months ended March 31, 2022 were $102.1 million, an increase of $24.4 million, or 31.4%, as compared to revenues of $77.7 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, we had a 13.6% increase in our average undergraduate full-time active students as we saw strong front-end demand across all channels throughout fiscal 2021, and the prior year period was impacted by the ongoing but diminishing effects of the global pandemic. The increase in revenue is primarily due to an increase in the average revenue per student as compared to the prior year which was impacted by the timing of completion of student make-up lab work and slower student progression due to the ongoing but diminishing impacts of COVID-19. The acquisition of MIAT also contributed to our student and revenue growth, accounting for $6.5 million of revenues for the three months ended March 31, 2022. We recognized $2.1 million and $1.8 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended March 31, 2022, and 2021, respectively.

Educational services and facilities expenses

Educational services and facilities expenses were $49.2 million for the three months ended March 31, 2022, which represents an increase of $8.7 million as compared to $40.5 million for the three months ended March 31, 2021.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Three Months Ended March 31,
	2022	2021
Salaries expense	$21,880	$19,008
Employee benefits and tax	4,335	2,664
Bonus expense	576	389
Stock-based compensation	55	39
Compensation and related costs	26,846	22,100
Occupancy costs	9,488	7,449
Depreciation and amortization expense	3,572	3,388
Supplies and maintenance expense	3,729	2,541
Taxes and licensing expense	694	885
Student expense	708	767
Contract services expense	895	598
Other educational services and facilities expense	3,277	2,752
Total educational services and facilities expense	$49,209	$40,480

Compensation and related costs increased by $4.7 million for the three months ended March 31, 2022 primarily due to increased headcount in support of higher student counts, which includes the benefit of productivity improvements associated with our blended learning model. The acquisition of MIAT accounted for $2.5 million of the increased compensation and related costs.

Occupancy costs increased by $2.0 million for the three months ended March 31, 2022. The increase was primarily due to costs associated with the planned new campuses in Austin, Texas and Miramar, Florida, both of which are expected to open in the second half of 2022, as well as $0.5 million related to our two new MIAT campuses. Additionally, we incurred approximately $0.6 million for lease accounting adjustments resulting from the completed consolidation of our Orlando, Florida campus and the on-going consolidation of our Arizona campuses.

Supplies and maintenance expense increased by $1.2 million primarily due to a $0.3 million increase for the purchase of laptops for our students to aid their education under our blended-learning model. During the prior year, we primarily utilized funds from the CARES Act to purchase the laptops for our students. We also incurred additional expenses for technical supplies due to a higher average student population, the acquisition of MIAT, and the opening of our Austin, Texas campus in May 2022.

Contract services increased by $0.3 million primarily due to costs incurred related to our growth and diversification initiatives.

Other educational services and facilities expense increased by $0.5 million for the three months ended March 31, 2022. The increase was primarily due to our higher average student population and included a $1.0 million increase in expense related to our accrued tool kits, an increase in the cost of books of $0.3 million and an increase of $0.3 million in the cost of training aids. These increases were partially offset by a gain of $1.6 million in the current period as a result of the settlement of the Lisle Campus lease. See Note 7 of the notes to the condensed consolidated financial statements herein for additional details on the purchase of the Lisle Campus.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 were $49.5 million. This represents an increase of $10.6 million, as compared to $38.9 million for the three months ended March 31, 2021.
The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2022	2021
Salaries expense	$15,511	$13,918
Employee benefits and tax	3,234	2,551
Bonus expense	3,796	3,164
Stock-based compensation	1,555	1,270
Compensation and related costs	24,096	20,903
Advertising expense	13,555	10,592
Contract services expense	1,405	1,692
Professional services expense	3,565	1,582
Depreciation and amortization expense	312	181
Other selling, general and administrative expenses	6,567	3,940
Total selling, general and administrative expenses	$49,500	$38,890

Compensation and related costs increased by $3.2 million for the three months ended March 31, 2022 primarily due to an increase in salaries to support our growth and diversification initiatives as compared to the prior year. The acquisition of MIAT represented $0.8 million of the increase.

Advertising expense increased by $3.0 million for the three months ended March 31, 2022, primarily due to timing of spend along with incremental investment to support our growth objectives. We continue to target cost-efficient marketing with an increased focus on digital media. Advertising expense as a percentage of revenues decreased to 13.3% for the three months ended March 31, 2022 as compared to 13.6% in the prior year. Advertising expense for MIAT accounted for $1.5 million of the increase.

Professional services expense increased by $2.0 million primarily due costs incurred related to our growth and diversification initiatives.

Other selling, general and administrative expenses increased by $2.6 million for the three months ended March 31, 2022. The primary factors included increases of $0.8 million for bad debt expense, $0.4 million for travel, and $0.2 million for software. The acquisition of MIAT represented $0.6 million of the increase.

Income taxes
Our income tax benefit for the three months ended March 31, 2022 was $4.6 million, or (166.8)% of pre-tax income, compared to an income tax benefit of $34.0 thousand, or 2.2% of pre-tax loss, for the three months ended March 31, 2021. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. The tax benefit recorded during the three months ended March 31, 2022 primarily relates to the release of the valuation allowance during the quarter and the impact of the MIAT deferred tax liability for indefinite lived intangibles which are available to offset a portion of our indefinite lived deferred tax assets. See Note 15 of the notes to the condensed consolidated financial statements herein for additional details on our valuation allowance.

Preferred stock dividends
On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we recorded a preferred stock cash dividend of $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

Net income (loss) available for distribution

Net income (loss) available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a net income available for distribution for the three months ended March 31, 2022 of $6.1 million and net loss available for distribution of $2.9 million for the three months ended March 31, 2021.

Results of Operations: Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Six Months Ended March 31,
	2022	2021
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	46.9%	51.9%
Selling, general and administrative	44.9%	48.7%
Total operating expenses	91.8%	100.6%
Income (loss) from operations	8.2%	(0.6)%
Interest income	—%	—%
Interest expense	(0.3)%	—%
Other income, net	—%	0.2%
Total other (expense) income, net	(0.3)%	0.2%
Income (loss) before income taxes	7.8%	(0.3)%
Income tax benefit	2.9%	—%
Net income (loss)	10.7%	(0.3)%
Preferred stock dividends	1.3%	1.7%
Income (loss) available for distribution	9.4%	(2.0)%

Revenues

Revenues for the six months ended March 31, 2022 were $207.2 million, an increase of $53.3 million, or 34.7%, as compared to revenues of $153.8 million for the six months ended March 31, 2021. During the six months ended March 31, 2022, we had a 14.9% increase in our average full-time student enrollment, reflecting strong front-end demand across all channels throughout fiscal 2021. The increase in revenue is primarily due to an increase in the average revenue per student as compared to the prior year, which was impacted by the timing of completion of student make-up lab work and slower student progression due to the ongoing but diminishing impacts of COVID-19. The acquisition of MIAT also contributed to our student and revenue growth, accounting for $11.6 million in revenues during the six months ended March 31, 2022. We recognized $4.6 million and $3.5 million on an accrual basis related to revenues and interest under our proprietary loan program for the six months ended March 31, 2022, and 2021, respectively.

Educational services and facilities expenses

Educational services and facilities expenses were $97.1 million for the six months ended March 31, 2022, which represents an increase of $17.3 million as compared to $79.8 million for the six months ended March 31, 2021.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Six Months Ended March 31,
	2022	2021
Salaries expense	$41,938	$36,844
Employee benefits and tax	8,559	5,636
Bonus expense	1,115	843
Stock-based compensation	101	65
Compensation and related costs	51,713	43,388
Occupancy costs	18,484	15,717
Depreciation and amortization expense	6,979	6,453
Supplies and maintenance expense	7,170	4,799
Student expense	1,795	2,151
Contract services expense	2,143	1,294
Taxes and licensing expense	1,448	1,274
Other educational services and facilities expense	7,378	4,735
Total educational services and facilities expense	$97,110	$79,811

Compensation and related costs increased by $8.3 million for the six months ended March 31, 2022 primarily due to increased headcount in support of higher student counts, which includes the benefit of productivity improvements associated with our blended learning model. The acquisition of MIAT accounted for $3.9 million of the increased compensation and related costs.

Occupancy costs increased by $2.8 million for the six months ended March 31, 2022. The increase was primarily due to costs associated with the planned new campuses in Austin, Texas and Miramar, Florida, both of which are expected to open in the second half of 2022, as well as $0.9 million related to MIAT’s two campuses since November 2021. Additionally, we incurred approximately $0.6 million for lease accounting adjustments resulting from the completed consolidation of our Orlando, Florida campus and the on-going consolidation of our Arizona campuses. These increases were partially offset by the benefits associated with the purchase of our Avondale, Arizona campus in December 2020.

Supplies and maintenance expense increased by $2.4 million primarily due to the purchase of laptops for our students to aide their education under our blended-learning model which accounted for $0.7 million of the increase, along with an increased technical supplies expense of $0.8 million. During the prior year, we primarily utilized funds from the CARES Act to purchase the laptops for our students. We also incurred additional expenses for student textbooks and technical supplies due to a higher average student population, the acquisition of MIAT, and the opening of our Austin, Texas campus in May 2022.

Contract services increased by $0.8 million, primarily due to costs incurred related to our growth and diversification initiatives.

Other educational services and facilities expense increased by $2.6 million during the six months ended March 31, 2022. The increase was primarily due to our higher average student population and included a $1.8 million increase in expense related to our accrued tool kits, an increase in the cost of books of $0.5 million and an increase of $0.3 million in the cost of training aids. These increases were partially offset by a gain of $1.6 million in the current period as a result of the settlement of the Lisle Campus lease. See Note 7 of the notes to the condensed consolidated financial statements herein for additional details on the purchase of the Lisle Campus.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended March 31, 2022 were $93.1 million. This represents an increase of $18.2 million, as compared to $74.9 million for the six months ended March 31, 2021.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Six Months Ended March 31,
	2022	2021
Salaries expense	$31,135	$27,872
Employee benefits and tax	6,137	5,402
Bonus expense	7,750	6,613
Stock-based compensation	2,214	1,792
Compensation and related costs	47,236	41,679
Advertising expense	24,893	19,622
Contract services expense	2,586	2,915
Professional services expense	5,202	2,528
Depreciation and amortization expense	584	398
Other selling, general and administrative expenses	12,595	7,767
Total selling, general and administrative expenses	$93,096	$74,909

Compensation and related costs increased by $5.6 million for the six months ended March 31, 2022 primarily due to an increase in salaries to support our growth and diversification initiatives as compared to the prior year. The acquisition of MIAT represented $1.6 million of the increase.

Advertising expense increased by $5.3 million for the six months ended March 31, 2022, primarily due to timing of spend along with incremental investment to support our growth objectives. We continue to target cost-efficient marketing with an increased focus on digital media. Advertising expense as a percentage of revenues decreased to 12.0% for the six months ended March 31, 2022 as compared to 12.8% in the prior year. Advertising expense for MIAT accounted for $2.2 million of the increase.

Professional services expense increased by $2.7 million primarily due costs incurred related to our growth and diversification initiatives, including the acquisition of MIAT which closed on November 1, 2021.

Other selling, general and administrative expenses increased by $4.8 million primarily due to increases of $0.9 million in travel and entertainment costs, $0.9 million for bad debt expense, and $0.5 million for software. The acquisition of MIAT represented $1.1 million of the increase.

Income taxes

Our income tax benefit for the six months ended March 31, 2022 was $5.9 million, or 36.6% of pre-tax income, compared to an income tax benefit of $8.0 thousand, or 1.7% of pre-tax loss, for the six months ended March 31, 2021. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. The tax benefit recorded during the six months ended March 31, 2022 primarily relates to the release of the valuation allowance during the period and the impact of the MIAT deferred tax liability for indefinite lived intangibles which are available to offset a portion of our indefinite lived deferred tax assets. See Note 15 of the notes to the condensed consolidated financial statements herein for additional details on our valuation allowance.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $2.6 million for the six months ended March 31, 2022 and 2021, respectively.

Net income (loss) available for distribution

Net income (loss) available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a net income available for distribution for the six months ended March 31, 2022 of $19.6 million and net loss available for distribution of $3.1 million for the six months ended March 31, 2021.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three and six months ended March 31, 2022 were $7.1 million and $24.5 million, respectively compared to $2.0 million and $6.3 million for the three and six months ended March 31, 2021, respectively. We define EBITDA as net income (loss), before interest (income) expense, income tax (benefit) expense, and depreciation and amortization.

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

EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$7,354	$(1,547)	$22,176	$(464)
Interest income	(8)	(8)	(20)	(62)
Interest expense	466	1	699	3
Income tax benefit	(4,598)	(34)	(5,945)	(8)
Depreciation and amortization(1)	3,884	3,569	7,563	6,851
EBITDA	$7,098	$1,981	$24,473	$6,320

(1) Includes depreciation of training equipment obtained in exchange for services of $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021 and $0.5 million and $0.6 million for the six months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Overview of Liquidity

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

Our aggregate cash and cash equivalents were $61.5 million as of March 31, 2022, a decrease of $72.2 million from September 30, 2021.
Strategic Uses of Cash

On November 1, 2021, using operating cash on hand, we acquired all of the issued and outstanding shares of capital stock of MIAT for $26.0 million base purchase price plus $2.8 million working capital surplus for total cash consideration paid of $28.8 million. See Note 4 of the notes to the condensed consolidated financial statements herein for additional details on the acquisition.

During February 2022, we purchased the Lisle Campus for approximately $28.4 million, in cash plus assumed debt, including closing costs and other fees. Due to the timing of the close for the Lisle Campus, we used available operating cash for the purchase. See Notes 7, 13 and 22 of the notes to the condensed consolidated financial statements herein for additional details on the purchase, debt assumed, and the subsequent retiring of the debt as a result of securing a new term loan.

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

Long-term Debt

We had $48.7 million of long-term debt outstanding as of March 31, 2022, which is comprised of two term loans. Of the $48.7 million outstanding, $30.5 million relates to a term loan that bears interest at the rate of LIBOR plus 2.0% over the seven year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. The remaining $18.1 million relates to a term loan that bears interest at the rate of 5.293% over the remaining nine year term, which was assumed in our purchase of the Lisle Campus property in February 2022. See Note 13 of the notes to the condensed consolidated financial statements herein for additional details on the term loans.

Dividends

We currently do not pay a cash dividend on our common stock. We pay preferred stock cash dividends of $2.6 million during March and September of each fiscal year.

Principal Sources of Liquidity

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

Operating Activities

Our net cash provided by operating activities was $10.4 million for the six months ended March 31, 2022, compared to $17.5 million for the six months ended March 31, 2021.

Net income, after adjustments for non-cash items, provided cash of $36.2 million. The non-cash items included $9.1 million for amortization of right-of-use assets for operating leases, $7.6 million for depreciation and amortization expense and $2.2 million for stock-based compensation expense, partially offset by a change in deferred tax assets of $6.6 million.

Changes in operating assets and liabilities used cash of $25.8 million primarily due to the following:

•The decrease in deferred revenue used cash of $17.5 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at March 31, 2022 as compared to September 30, 2021.
•Changes in our operating lease liability, primarily as a result of rent payments used cash of $8.6 million.
•The change in other liabilities used cash of $3.5 million primarily due to the reclassification of the CARES payroll tax deferral to current liabilities.
•The decrease in receivables provided cash of $3.8 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.

Net income, after adjustments for non-cash items, for the six months ended March 31, 2021 provided cash of $16.7 million. The non-cash items included $8.1 million for amortization of right-of-use assets for operating leases, $6.9 million for depreciation and amortization expense and $1.8 million for stock-based compensation expense.

Changes in operating assets and liabilities used cash of $0.8 million primarily due to the following:

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

Investing Activities

During the six months ended March 31, 2022, cash used in investing activities was $79.5 million. The cash outflow was primarily related to the purchase of property and equipment of $53.2 million, of which $28.4 million related to the purchase of the Lisle Campus. Other capital expenditures included investments for the Orlando, Florida and MMI, Phoenix consolidations, new campuses in Austin, Texas and Miramar, Florida, and the rollout of new programs at our campuses. Additionally, we purchased MIAT for $26.5 million, net of cash consideration received.

During the six months ended March 31, 2021, cash used in investing activities was $31.6 million. The cash outflow was primarily related to the purchase of property and equipment of $49.9 million, of which $45.2 million related to the purchase of the building at our Avondale, Arizona campus location, partially offset by proceeds from maturities of held-to-maturity securities of $18.2 million.

Financing Activities

During the six months ended March 31, 2022, cash used in financing activities was $3.9 million which was primarily related to the semi-annual payment of preferred stock dividends of $2.6 million, the payment of payroll taxes on stock-based compensation through shares withheld and payments on our term loans.

During the six months ended March 31, 2021, cash used in financing activities was $3.1 million and related primarily to the semi-annual payment of preferred stock dividends of $2.6 million and payment of payroll taxes on stock-based compensation through shares withheld.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the six months ended March 31, 2022 from those previously disclosed in Part II, Item 7 of our 2021 Annual Report on Form 10-K other than noted below.

Goodwill and Intangible Assets

We test goodwill and indefinite-lived intangible assets for impairment annually as of August 1, or more frequently if events and circumstances warrant. Under ASC 350, Intangibles - Goodwill and Other, to evaluate the impairment of goodwill, we first assess qualitative factors, such as deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. To evaluate the impairment of the indefinite-lived intangible assets, we assess the fair value of the assets to determine whether they were greater or less than the carrying values. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests to compare the estimated fair value of the reporting unit to the carrying value of its net assets. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives. There were no indicators of impairment for our goodwill or indefinite-lived intangible assets as of March 31, 2022.

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

We invest our cash and cash equivalents in money market funds. As of March 31, 2022, we held $61.5 million in cash and cash equivalents. During the six months ended March 31, 2022, we earned interest income of $20.0 thousand. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates related to our interest income is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.

On May 12, 2021, we entered into a credit agreement to finance the Avondale property through a $31.2 million term loan that bears interest at the rate of LIBOR plus 2.0% with a maturity of seven years. As of March 31, 2022, the fair value of our long-term debt was $30.5 million and bears interest on the outstanding principal amount at a rate equal to the LIBOR plus 2.0%, which was 2.46% as of March 31, 2022. We believe the carrying value of the debt approximates fair value as the interest rate is a floating rate equal to the LIBOR plus 2.0%, which is representative of market rates for similar instruments. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The variable rate of interest on our long-term debt can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on May 12, 2021, we entered into an interest rate swap agreement that effectively fixes the interest rate on 50% of the principal amount of the term loan at 3.5% for the entire loan term. In February 2022, we assumed the term loan agreement associated with the Lisle Campus which had a principal balance of $18.3 million. This term loan has a fixed rate of 5.293% so it is not subject to variable rate risk.

During the six months ended March 31, 2022, we recorded interest expense of $0.7 million on our outstanding debt. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 1.0% change (up or down) in the one-month LIBOR would result in a $0.2 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2022.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Exhibit Number	Description
2.1*	Purchase and Sale Contract dated February 4, 2022, by and among Universal Technical Institute, Inc., Universal Technical Institute Ventures, LLC, and iStar Net Lease I LLC.
2.2*	Purchase and Sale Contract dated February 11, 2022, by and among Universal Technical Institute, Inc., Universal Technical Institute Ventures, LLC, and iStar Net Lease Member I LLC.
10.1*	Modification Agreement dated February 14, 2022, by and between 2611 Corporate West Drive Venture LLC and Western Alliance Bank.
10.2*	Repayment Guaranty dated February 14, 2022, by and among Universal Technical Institute, Inc., 2611 Corporate West Drive Venture LLC and Western Alliance Bank.
10.3*	Loan Agreement dated April 14, 2022, by and among 2611 Corporate West Drive Venture LLC and Valley National Bank.
10.4*	Guaranty dated April 14, 2022, by and among Universal Technical Institute, Inc., 2611 Corporate West Drive Venture LLC and Valley National Bank.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

*     Filed herewith.
+     Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	May 5, 2022	By:	/s/ Jerome A. Grant
		Name:	Jerome A. Grant
		Title:	Chief Executive Officer (Principal Executive Officer)