Form 10-Q
period 2022-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2022-08-04
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At August 1, 2022, there were 33,767,486 shares outstanding of the registrant's common stock.

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
•a disruption in our ability to access federal student financial assistance funds;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	June 30, 2022	September 30, 2021
Assets
Cash and cash equivalents	$70,713	$133,721
Restricted cash	2,627	12,256
Receivables, net	26,592	17,151
Notes receivable, current portion	5,506	5,538
Prepaid expenses	7,093	6,658
Other current assets	9,408	8,068
Total current assets	121,939	183,392
Property and equipment, net	207,036	122,051
Goodwill	16,859	8,222
Intangible assets	16,244	124
Notes receivable, less current portion	29,662	30,586
Right-of-use assets for operating leases	139,881	159,075
Deferred tax asset, net	3,634	—
Other assets	5,027	9,120
Total assets	$540,282	$512,570
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$57,131	$54,397
Dividends payable	1,296	—
Deferred revenue	42,682	57,648
Accrued tool sets	3,615	3,292
Operating lease liability, current portion	13,197	14,075
Long term debt, current portion	929	876
Other current liabilities	2,083	2,430
Total current liabilities	120,933	132,718
Deferred tax liabilities, net	—	674
Operating lease liability	136,824	153,228
Long-term debt	66,832	29,850
Other liabilities	4,049	7,570
Total liabilities	328,638	324,040
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 33,850 and 32,915 shares issued	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 676 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	147,326	142,314
Paid-in capital - preferred	66,481	68,853
Treasury stock, at cost, 82 shares	(365)	(365)
Retained deficit	(2,890)	(21,996)
Accumulated other comprehensive income (loss)	1,089	(279)
Total shareholders’ equity	211,644	188,530
Total liabilities and shareholders’ equity	$540,282	$512,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$100,966	$83,768	$308,127	$237,602
Operating expenses:
Educational services and facilities	53,216	42,238	150,326	122,049
Selling, general and administrative	45,796	38,478	138,892	113,387
Total operating expenses	99,012	80,716	289,218	235,436
Income from operations	1,954	3,052	18,909	2,166
Other (expense) income:
Interest income	68	11	88	73
Interest expense	(552)	(130)	(1,251)	(133)
Other (expense) income, net	(291)	153	(336)	508
Total other (expense) income, net	(775)	34	(1,499)	448
Income before income taxes	1,179	3,086	17,410	2,614
Income tax (expense) benefit (See Note 15)	(336)	(86)	5,609	(78)
Net income	$843	$3,000	$23,019	$2,536
Preferred stock dividends	1,296	1,313	3,913	3,938
Net (loss) income available for distribution	$(453)	$1,687	$19,106	$(1,402)

Earnings per share (See Note 18):
Net (loss) income per share - basic	$(0.01)	$0.03	$0.36	$(0.04)
Net (loss) income per share - diluted	$(0.01)	$0.03	$0.35	$(0.04)

Weighted average number of shares outstanding:
Basic	33,257	32,821	33,032	32,746
Diluted	33,257	33,036	33,550	32,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$843	$3,000	$23,019	$2,536
Other comprehensive income:
Unrealized gain on interest rate swap, net of taxes	334	(352)	1,368	(352)
Comprehensive income	$1,177	$2,648	$24,387	$2,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2021	32,915	$3	700	$—	$142,314	$68,853	(82)	$(365)	$(21,996)	$(279)	$188,530
Net income	—	—	—	—	—	—	—	—	14,822	—	14,822
Issuance of common stock under employee plans	111	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(37)	—	—	—	(301)	—	—	—	—	—	(301)
Stock-based compensation	—	—	—	—	706	—	—	—	—	—	706
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	—	(1,323)
Unrealized gain on interest rate swap	—	—	—	—	—	—	—	—	—	173	173
Balance as of December 31, 2021	32,989	$3	700	$—	$142,719	$68,853	(82)	$(365)	$(8,497)	$(106)	$202,607
Net income	—	—	—	—	—	—	—	—	7,354	—	7,354
Issuance of common stock under employee plans	177	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(42)	—	—	—	(327)	—	—	—	—	—	(327)
Stock-based compensation	—	—	—	—	1,534	—	—	—	—	—	1,534
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,294)	—	(1,294)
Unrealized gain on interest rate swap	—	$—	—	$—	$—	$—	—	$—	$—	$861	$861
Balance as of March 31, 2022	33,124	$3	700	$—	$143,926	$68,853	(82)	$(365)	$(2,437)	$755	$210,735
Net income	—	—	—	—	—	—	—	—	843	—	843
Issuance of common stock under employee plans	2	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	—	—	(5)	—	—	—	—	—	(5)
Preferred Stock Conversion	724	—	(24)	—	2,372	(2,372)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,033	—	—	—	—	—	1,033
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,296)	—	(1,296)
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	334	334
Balance as of June 30, 2022	33,850	$3	676	$—	$147,326	$66,481	(82)	$(365)	$(2,890)	$1,089	$211,644

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2020	32,730	$3	700	$—	$141,002	$68,853	(82)	$(365)	$(32,971)	$—	$176,522
Net income	—	—	—	—	—	—	—	—	1,083	—	1,083
Cumulative effect from adoption of ASC 326	—	—	—	—	—	—	—	—	1,644	—	1,644
Issuance of common stock under employee plans	66	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(29)	—	—	—	(178)	—	—	—	—	—	(178)
Stock-based compensation	—	—	—	—	548	—	—	—	—	—	548
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,313)	—	(1,313)
Balance as of December 31, 2020	32,767	$3	700	$—	$141,372	$68,853	(82)	$(365)	$(31,557)	$—	$178,306
Net loss	—	—	—	—	—	—	—	—	(1,547)	—	(1,547)
Issuance of common stock under employee plans	164	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(35)	—	—	—	(223)	—	—	—	—	—	(223)
Stock-based compensation	—	—	—	—	1,234	—	—	—	—	—	1,234
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,312)	—	(1,312)
Balance as of March 31, 2021	32,896	$3	700	$—	$142,383	$68,853	(82)	$(365)	$(34,416)	$—	$176,458
Net income	—	—	—	—	—	—	—	—	3,000	—	3,000
Issuance of common stock under employee plans	11	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	(596)	—	—	—	—	—	(596)
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,313)	—	(1,313)
Unrealized loss on interest rate swap	—	—	—	—	—	—	—	—	—	(352)	(352)
Balance as of June 30, 2021	32,907	$3	700	$—	$141,787	$68,853	(82)	$(365)	$(32,729)	$(352)	$177,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$23,019	$2,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,124	10,470
Amortization of right-of-use assets for operating leases	12,636	11,856
Bad debt expense	2,077	1,025
Stock-based compensation	3,273	1,186
Deferred income taxes	(6,283)	—
Training equipment credits earned, net	(921)	504
Unrealized gain (loss) on interest rate swap	1,368	(352)
Other gains (losses), net	537	(330)
Changes in assets and liabilities:
Receivables	(8,234)	6,093
Prepaid expenses	(1,439)	(4,906)
Other assets	(621)	(773)
Notes receivable	956	(956)
Accounts payable and accrued expenses	384	(1,693)
Deferred revenue	(16,809)	1,299
Income tax receivable	—	2,522
Accrued tool sets and other current liabilities	891	1,122
Operating lease liability	(10,778)	(13,546)
Other liabilities	(4,274)	(1,274)
Net cash provided by operating activities	7,906	14,783
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(26,514)	—
Purchase of property and equipment	(69,615)	(54,245)
Proceeds from disposal of property and equipment	7	6
Proceeds from maturities of held-to-maturity securities	—	37,401
Return of capital contribution from unconsolidated affiliate	188	226
Net cash used in investing activities	(95,934)	(16,612)
Cash flows from financing activities:
Proceeds from term loan	38,000	31,150
Debt issuance costs related to the term loan	(355)	(272)
Payment of preferred stock cash dividend	(2,617)	(2,625)
Payments on term loans and finance leases	(19,004)	(162)
Payment of payroll taxes on stock-based compensation through shares withheld	(633)	(401)
Net cash provided by financing activities	15,391	27,690
Change in cash, cash equivalents and restricted cash	(72,637)	25,861
Cash and cash equivalents, beginning of period	133,721	76,803
Restricted cash, beginning of period	12,256	12,116
Cash, cash equivalents and restricted cash, beginning of period	145,977	88,919
Cash and cash equivalents, end of period	70,713	102,856
Restricted cash, end of period	2,627	11,924
Cash, cash equivalents and restricted cash, end of period	$73,340	$114,780

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$696	$(2,443)
Interest paid	1,208	133
Training equipment obtained in exchange for services	1,247	400
Depreciation of training equipment obtained in exchange for services	691	922
Accounts payable and accrued expenses for capital expenditures	(374)	(621)
Preferred dividends payable	1,296	1,313
CARES Act funds received for student emergency grants (See Note 21)	6,689	11,902
CARES Act funds disbursed for student emergency grants (See Note 21)	(6,774)	(11,528)
CARES Act funds received for institutional costs	—	2,677
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 1 - Nature of the Business

Founded in 1965, with approximately 250,000 graduates in its history, Universal Technical Institute, Inc. (“we,” “us” or “our”) is a leading provider of transportation and technical training programs. As of June 30, 2022, we offered certificate, diploma or degree programs at 15 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (“UTI”), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”), NASCAR Technical Institute (“NASCAR Tech”), and MIAT College of Technology (“MIAT”). Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.
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
Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K.

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

New Significant Accounting Policy for Goodwill and Intangible Assets

We test goodwill and indefinite-lived intangible assets for impairment annually as of August 1, or more frequently if events and circumstances warrant. Under ASC 350, Intangibles - Goodwill and Other, to evaluate the impairment of goodwill, we first assess qualitative factors, such as deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. To evaluate the impairment of

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
the indefinite-lived intangible assets, we assess the fair value of the assets to determine whether they were greater or less than the carrying values. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests to compare the estimated fair value of the reporting unit to the carrying value of its net assets. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives. There were no indicators of impairment for our goodwill or indefinite-lived intangible assets as of June 30, 2022.

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

Under the terms of the Purchase Agreement, we acquired all of the issued and outstanding shares of capital stock of HCP from the Seller for $26.0 million base purchase price plus $2.8 million working capital surplus for total cash consideration paid of $28.8 million. As a result, HCP is now a wholly owned subsidiary of UTI and MIAT remains as a wholly owned subsidiary of HCP. The consideration paid was funded by available operating cash.

In connection with this acquisition, we incurred total transaction costs of $1.7 million of which $0.9 million were incurred during the nine months ended June 30, 2022 and $0.8 million during the year ended September 30, 2021. In both periods, these costs are included in “Selling, general and administrative” expenses in the condensed consolidated statements of operations. The results of operations for MIAT were not material to our condensed consolidated statement of operations for the three and nine months ended June 30, 2022.

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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	June 30, 2022	September 30, 2021
Receivables, which includes tuition and notes receivable	$55,172	$46,489
Deferred revenue	42,682	57,648

During the nine months ended June 30, 2022, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.

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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$52,151	$52,151	$—	$—
Notes receivable(2)	35,168	—	—	35,168
Total assets at fair value on a recurring basis	$87,319	$52,151	$—	$35,168

		Fair Value Measurements Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$62,100	$62,100	$—	$—
Notes receivable(2)	36,124	—	—	36,124
Total assets at fair value on a recurring basis	$98,224	$62,100	$—	$36,124

(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheet as of June 30, 2022 and September 30, 2021.
(2) Notes receivable relate to our proprietary loan program.
To increase the interest income yield on our excess cash and cash equivalents, in July 2022, we invested approximately $40.0 million in held-to-maturity securities, which primarily consist of money market funds, commercial paper, treasury bills and corporate bonds with a minimum credit rating of A. We have the ability and intention to hold these investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost during the month ended July 31, 2022.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2022	September 30, 2021
Land	—	$16,603	$8,355
Buildings and building improvements	3-35	118,702	71,036
Leasehold improvements	1-28	78,383	63,502
Training equipment	3-10	93,370	91,191
Office and computer equipment	3-10	31,273	31,718
Curriculum development	5	20,130	19,692
Software developed for internal use	1-5	11,887	12,524
Vehicles	5	1,428	1,436
Right-of-use assets for finance leases	2-3	215	215
Construction in progress	—	26,682	10,171
		398,673	309,840
Less: Accumulated depreciation and amortization		(191,637)	(187,789)
		$207,036	$122,051
Depreciation expense related to property and equipment was $4.5 million and $12.0 million for the three and nine months ended June 30, 2022, respectively, and $3.6 million and $10.4 million for the three and nine months ended June 30, 2021, respectively.
Acquisition of Lisle
On February 11, 2022, we completed the acquisition of 2611 Corporate West Drive Venture LLC (“2611”) which owns our Lisle, Illinois campus (the “Lisle Campus”). Prior to the acquisition, we had a 28% interest in 2611 through our unconsolidated affiliate, as described in Note 10, and previously leased the campus from 2611. The total cash consideration paid, including transaction related costs, for the remaining 72% interest in 2611 was $28.4 million. In addition to the cash consideration paid, we assumed $18.3 million in debt for a loan agreement with a third-party bank that was secured by a mortgage on the Lisle Campus. During the three months ended June 30, 2022, we identified an adjustment to the total net assets acquired and made an additional $0.2 million cash payment in July 2022 which increases the total cash consideration paid to $28.6 million. The adjusted total net assets recorded for the transaction equals $33.2 million, of which $8.2 million was allocated to land, $43.3 million was allocated to buildings, and $18.3 million was allocated to debt. Additionally, prior to the acquisition of 2611, there was $4.0 million in leasehold improvements recorded for the Lisle Campus which we have reclassified to building and building improvements.

Note 8 - Goodwill

Our goodwill balance of $16.9 million as of June 30, 2022 represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. The changes in the carrying value of goodwill are presented in the table below.

	June 30, 2022	September 30, 2021
Balance at beginning of period	$8,222	$8,222
Additions to Goodwill for acquisition of MIAT	8,637	—
Balance at end of period	$16,859	$8,222

Of the $16.9 million recorded as goodwill as of June 30, 2022, $8.2 million resulted from the acquisition of our motorcycle and marine education business in Orlando, Florida in 1998 and $8.6 million relates to the acquisition of MIAT as of

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
November 1, 2021 as previously described in Note 4. All of the goodwill relates to our Postsecondary Education reportable operating segment.
Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Historically, this testing has been performed as of September 30 of each fiscal year. Effective as of October 1, 2021, we determined that our goodwill will be tested annually for impairment as of August 1 and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We do not consider this change to be material and believe that the timing is preferable as it allows additional time to complete the annual assessment in advance of the annual reporting deadline. This change in assessment date did not delay, accelerate, or cause avoidance of a potential impairment charge. There were no indicators of goodwill impairment as of June 30, 2022.

Note 9 - Intangible Assets

The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for intangible assets subject to amortization as of June 30, 2022:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals - MIAT	$12,800	$—	$12,800	Indefinite
Trademarks and trade names - MIAT	3,000	—	3,000	Indefinite
Curriculum - MIAT	400	(53)	347	4.33
Non-compete agreement and trade name	442	(345)	97	2.83
Total	$16,642	$(398)	$16,244	3.99

Of the $16.6 million gross carrying value recorded as intangible assets as of June 30, 2022, $16.2 million relates to the MIAT acquisition completed on November 1, 2021 as previously described in Note 4. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets. Amortization expense related to finite-lived intangible assets was $79.9 thousand and $26.6 thousand for the nine months ended June 30, 2022 and 2021, respectively.

As discussed in our new significant accounting policy on intangible assets in Note 2, our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of June 30, 2022.

Note 10 - Investment in Unconsolidated Affiliate

In 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (“JV”) related to the lease of the Lisle Campus. As discussed in Note 7, in February 2022, this JV was dissolved and we acquired the building, land and debt associated with this campus through the acquisition of the 2611 entity.

Investment in unconsolidated affiliate consisted of the following and is included within “Other assets” on our condensed consolidated balance sheets:

	June 30, 2022		September 30, 2021
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$—	—%	$4,627	28.0%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Investment in unconsolidated affiliate included the following activity during the period:

	Nine Months Ended June 30,
	2022	2021
Balance at beginning of period	$4,627	$4,494
Equity in earnings of unconsolidated affiliate	113	326
Return of capital contribution from unconsolidated affiliate	(188)	(226)
Dissolution of unconsolidated affiliate	(4,552)	—
Balance at end of period	$—	$4,594

Note 11 - Leases
As of June 30, 2022, we leased 11 of our 15 currently operating campuses, one future campus and our corporate headquarters under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 8 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of June 30, 2022, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

As previously discussed in Note 7, in February 2022 we purchased the 2611 entity which owns the Lisle Campus. While the lease for the Lisle Campus remains in place between the 2611 and UTI of Illinois, LLC entities, at the UTI, Inc consolidated level, the right-of-use asset and the operating lease liability for this campus were settled, resulting in a gain on settlement of $1.6 million which has been included within “Educational services and facilities” on our condensed consolidated statement of operations for the nine months ended June 30, 2022.

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

The components of lease expense during the three and nine months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease Expense	2022	2021	2022	2021
Operating lease expense(1)	$4,990	$5,547	$17,724	$17,137
Finance lease expense:
Amortization of leased assets	18	32	54	97
Interest on lease liabilities	1	2	2	5
Variable lease expense	1,586	947	4,059	2,804
Sublease income	(32)	(119)	(122)	(365)
Total net lease expense	$6,563	$6,409	$21,717	$19,678
(1)     Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three and nine months ended June 30, 2022 and 2021.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2022	September 30, 2021
Assets:
Operating lease assets	Right-of-use assets for operating leases(1)	$139,881	$159,075
Finance lease assets	Property and equipment, net(2)	40	94
Total leased assets		$139,921	$159,169

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion(1)	$13,197	$14,075
Finance lease liabilities	Long-term debt, current portion	42	73
Noncurrent
Operating lease liabilities	Operating lease liability(1)	136,824	153,228
Finance lease liabilities	Long-term debt	—	23
Total lease liabilities		$150,063	$167,399

(1)     As noted above, during the nine months ended June 30, 2022, our right-of-use assets and operating lease liability decreased due to the purchase of the Lisle Campus and the settlement of the existing lease.
(2)     Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.1 million as of June 30, 2022 and September 30, 2021, respectively.

Lease Term and Discount Rate	June 30, 2022	September 30, 2021
Weighted-average remaining lease term (in years):
Operating leases	9.15	9.37
Finance leases	0.57	1.32

Weighted average discount rate:
Operating leases	3.92%	4.31%
Finance leases	3.08%	3.08%

	Nine Months Ended June 30,
Supplemental Disclosure of Cash Flow Information and Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,174	$13,546
Financing cash flows from finance leases	55	96

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities (1)	$7,899	$14,789
(1) Excludes the operating leases recorded for the MIAT acquisition discussed in Note 4.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Maturities of lease liabilities were as follows:

	As of June 30, 2022
Years ending September 30,	Operating Leases	Finance Leases
Remainder of 2022	$2,214	$19
2023	19,853	23
2024	19,656	—
2025	19,917	—
2026	19,674	—
2027 and thereafter	97,238	—
Total lease payments	178,552	42
Less: interest	(28,531)	—
Present value of lease liabilities	150,021	42
Less: current lease liabilities	(13,197)	(42)
Long-term lease liabilities	$136,824	$—

Note 12 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2022	September 30, 2021
Accounts payable	$13,824	$13,702
Accrued compensation and benefits	28,048	29,506
Other accrued expenses	15,259	11,189
Total accounts payable and accrued expenses	$57,131	$54,397

Note 13 - Debt

	June 30, 2022			September 30, 2021
	Interest Rate	Maturity Date	Carrying Value of Debt (6)	Carrying Value of Debt (6)
Avondale Term Loan(1)	3.06%	May 2028	$30,287	$30,886
Lisle Term Loan - VN(2)	3.05%	Apr 2029	38,000	—
Lisle Term Loan - WA(3)	5.29%	Nov 2031	—	—
Finance leases(4)	3.08%	Various	42	96
Total debt			68,329	30,982
Debt issuance costs presented with debt (5)			(568)	(256)
Total debt, net			67,761	30,726
Less: current portion of long-term debt			(929)	(876)
Long-term debt			$66,832	$29,850
(1)     Interest on the Avondale Term Loan (as defined below) accrues at annual rate equal to the LIBOR plus 2.0%.
(2)    Interest on the Lisle Term Loan - VN (as defined below) accrues at annual rate equal to the SOFR plus 2.0%.
(3)    The Lisle Term Loan - WA (as defined below) was paid off and retired.
(4)    Our finance leases include finance lease arrangements related to various equipment with a weighted-average annual interest rate of approximately 3.08%, which mature in varying installments between 2022 and 2023. See Note 11 for additional details on our finance leases.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
(5)    The unamortized debt issuance costs as of June 30, 2022 relate to the Avondale Term Loan and the Lisle Term Loan - VN. The unamortized debt issuance costs as of September 30, 2021 relate entirely to the Avondale Term Loan.
(6)    Our term loans and finance leases bear interest at rates commensurate with market rates and therefore the respective carrying values approximate fair value (Level 2).

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

We are subject to certain customary affirmative and negative covenants in connection with our Avondale Term Loan, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and certain financial maintenance covenants. For further discussion of our Avondale Term Loan debt covenants, see Note 12 on “Debt” included in our 2021 Annual Report on Form 10-K. As of June 30, 2022, we were in compliance with all debt covenants.

Lisle Term Loan - WA

As discussed in Note 7, in connection with the Lisle Campus purchase, we assumed a Loan Agreement with Western Alliance Bank on February 14, 2022 in the principal amount of $18.3 million, maturing in October 2031 (the “Lisle Term Loan - WA”). In April 2022, this term loan was repaid in full with proceeds from the Lisle Term Loan - VN, as discussed below.

Lisle Term Loan - VN

On April 14, 2022, 2611 (the “Borrower”) entered into a new Loan Agreement (“Lisle Loan Agreement - VN”) with Valley National Bank (the “Lisle Lender”), to fund the acquisition and retirement of the Lisle Term Loan - WA, via a term loan in the original principal amount of $38.0 million with a maturity of seven years (the “Lisle Term Loan - VN”). The Lisle Term Loan - VN bears interest at a rate of one-month Secured Overnight Financing Rate (“SOFR”) plus 2.0%. In connection with the Lisle Term Loan - VN, we entered into an interest rate swap agreement with the Lisle Lender that effectively fixes the interest rate on 50% of the principal amount of the Lisle Term Loan - VN, or $19.0 million, at 4.69% for the entire loan term. The Lisle Term Loan - VN is secured by a mortgage on the Lisle Campus and is guaranteed by the Company.

As guarantor, the Company is subject to certain customary affirmative and negative covenants under the Lisle Loan Agreement - VN, including, without limitation, reporting and notice obligations and certain financial maintenance covenants. The Company’s fixed charge coverage ratio is required to be not less than 1.25 to 1.00 during the period being measured (which commences on June 30, 2022 and may be tested no more than quarterly thereafter on a trailing 12-month basis) and is defined as the ratio of (a) the sum of consolidated net income (loss) for the year, before interest expense, income taxes, depreciation and amortization, and other extraordinary non-recurring items (“Adjusted EBITDA”) plus rent paid to Borrower and less cash taxes paid, distributions, and unfinanced capital expenditures to (b) principal and interest expenses plus rent paid to Borrower. The ratio of total indebtedness to Adjusted EBITDA is required to be no greater than 3.50 to 1.00 (which commences on the date the Company shall submit its initial compliance certificate in accordance with the Loan Agreement and may be tested no more than annually thereafter on a trailing 12-month basis). In addition, the Borrower’s debt service coverage ratio is required to equal or exceed 1.20 to 1.00 during the period being measured (which commences on June 30, 2022 and may be tested no more than quarterly thereafter on a trailing 12-month basis) and is defined as the ratio of (a) net operating income of the Lisle Campus to (b) actual annual debt service due under the Loan Agreement. Events of default under the Loan Agreement include, among others, the failure to make payments when due, breach of covenants (including

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
certain financial maintenance covenants) and breach of representations or warranties. If the Company fails to meet the minimum fixed charge coverage ratio or ratio of total indebtedness to Adjusted EBITDA and fails to cure such non-compliance within a time period acceptable to the Lender, the Company will be in default. As of June 30, 2022, we were in compliance with all debt covenants.

Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2022 and for each year through the period ended September 30, 2026, and thereafter were as follows at June 30, 2022:

Maturity	Term Loans	Finance Leases	Total
Remainder of 2022	$206	$19	$225
2023	1,092	23	1,115
2024	1,672	—	1,672
2025	1,763	—	1,763
2026	1,836	—	1,836
Thereafter	61,718	—	61,718
Subtotal	68,287	42	68,329
Debt issuance costs presented with debt	(568)	—	(568)
Total	$67,719	$42	$67,761

Note 14- Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset these underlying market risks.

On May 12, 2021, in connection with the Avondale Term Loan discussed in Note 13, we entered into an interest rate swap agreement with the Avondale Lender that effectively fixes the interest rate on 50% of the principal amount of the Avondale Term Loan, or approximately $15.6 million, at 3.5% for the entire loan term, or seven years (the “Avondale Swap”). On May 12, 2021, the Avondale Swap was designated as an effective cash flow hedge for accounting and tax purposes.

On April 14, 2022, in connection with the Lisle Term loan - VN discussed in Note 13, we entered into an interest rate swap agreement with the Lisle Lender that effectively fixes the interest rate on 50% of the principal amount of the Lisle Term Loan - VN at 4.69% for the entire loan term, or seven years (the “Lisle Swap”). On April 14, 2022, the Lisle Swap was designated as an effective cash flow hedge for accounting and tax purposes.

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income (loss)” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income (loss)” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income (loss)” as of June 30, 2022, we estimate that $0.3 million will be reclassified to “Interest expense” within the next twelve months. As of June 30, 2022, the notional amount of the Avondale Swap and Lisle Swap was approximately $15.1 million and $19.0 million, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Fair Value of Derivative Instruments

The following table presents the fair value of our Swaps (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheet as of June 30, 2022:

Interest Rate Swaps
Other current assets	$259
Other assets	931
Total fair value of assets designated as hedging instruments	$1,190

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of cash flow hedge accounting for our Swaps on “Accumulated other comprehensive income (loss)” as of June 30, 2022:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended June 30, 2022
Interest Rate Swaps	$349	Interest expense	$(86)

	Nine Months Ended June 30, 2022
Interest Rate Swaps	$1,277	Interest expense	$(193)

Effect of Cash Flow Hedge Accounting on the Condensed Consolidated Statement of Operations

The table below presents the effect of cash flow hedge accounting for our Swaps on the condensed consolidated statement of operations for the nine months ended June 30, 2022:

Interest Rate Swaps	Interest Expense
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	$(193)

Note 15 - Income Taxes

Our income tax expense for the three months ended June 30, 2022 was $0.3 million, or 28.5% of pre-tax income, compared to income tax expense of $86 thousand, or 2.8% of pre-tax income, for the three months ended June 30, 2021. For the nine months ended June 30, 2022, our income tax benefit was $5.6 million, or (32.2)% of pre-tax income, compared to an income tax expense of $78 thousand, or 3.0% of pre-tax income, for the nine months ended June 30, 2021. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. The income tax benefit recorded during the nine months ended June 30, 2022 is primarily comprised of the benefit related to the release of a majority of the valuation allowance (as discussed further below), which includes the valuation allowance impact related to the MIAT deferred tax liability for indefinite lived intangibles which are available to offset a portion of our indefinite lived deferred tax assets, offset by current state tax expense.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the three months ended March 31, 2022, based in part on our sustained positive earnings in recent quarters, we determined that there was sufficient evidence to meet the more likely than not

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
realizability threshold and support the reversal of a majority of the previously recorded valuation allowance against our deferred tax assets. The release of the valuation allowance resulted in the recognition of certain deferred tax assets on the condensed consolidated balance sheet and a non-cash tax benefit recorded in the condensed consolidated statement of operations for the period. As of June 30, 2022, we continued to maintain a valuation allowance related to certain federal and state attributes which are not expected to be utilized prior to expiration.

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

Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of June 30, 2022 and September 30, 2021, 675,885 and 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at June 30, 2022 and September 30, 2021.

In June 2022, one stockholder elected to convert its 24,115 shares of Series A Preferred Stock into 724,174 shares of our common stock in accordance with the terms of the Certificate of Designations, which reduced the Series A Preferred Stock outstanding as of the end of the period to 675,885 shares.

Pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
then in effect plus 2.0% per year (“Accrued Dividend”). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $2.6 million during March 2022.

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

Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We have not repurchased any shares under the share repurchase program, including during the nine months ended June 30, 2022.

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
Diluted EPS is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net income and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. The basic and diluted weighted average shares outstanding are the same for the three months ended June 30, 2022 and the nine months ended June 30, 2021 as a result of the net loss available to common shareholders and anti-dilutive impact of the potentially dilutive securities.

The following table summarizes the computation of basic and diluted EPS under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic earnings per common share:
Net income	$843	$3,000	$23,019	$2,536
Less: Preferred stock dividend declared	(1,296)	(1,313)	(3,913)	(3,938)
Net (loss) income available for distribution	(453)	1,687	19,106	(1,402)
Income allocated to participating securities	—	(659)	(7,272)	—
Net (loss) income available to common shareholders	$(453)	$1,028	$11,834	$(1,402)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Weighted average basic shares outstanding	33,257	32,821	33,032	32,746

Basic (loss) income per common share	$(0.01)	$0.03	$0.36	$(0.04)

Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class	Two-class
Net (loss) income available to common shareholders	$(453)	$1,028	$11,834	$(1,402)

Weighted average basic shares outstanding	33,257	32,821	33,032	32,746
Dilutive effect related to employee stock plans	—	215	518	—
Weighted average diluted shares outstanding	33,257	33,036	33,550	32,746

Diluted (loss) income per common share	$(0.01)	$0.03	$0.35	$(0.04)

Anti-dilutive shares excluded:
Outstanding stock-based grants	624	190	6	646
Convertible preferred stock	20,297	21,021	20,297	21,021
Total anti-dilutive shares excluded	20,921	21,211	20,303	21,667

Dilutive shares under the as-converted method(1)	54,174	54,057	53,847	53,950
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
Summary information by reportable segment was as follows:

	Postsecondary Education	Other	Consolidated
Three Months Ended June 30, 2022
Revenues	$97,511	$3,455	$100,966
Income (loss) from operations	2,308	(354)	1,954

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Postsecondary Education	Other	Consolidated
Depreciation and amortization(1)	4,534	27	4,561
Net income (loss)	1,197	(354)	843

Three Months Ended June 30, 2021
Revenues	$80,736	$3,032	$83,768
Income from operations	2,994	58	3,052
Depreciation and amortization(1)	3,599	20	3,619
Net income	2,942	58	3,000

Nine Months Ended June 30, 2022
Revenues	$297,863	$10,264	$308,127
Income (loss) from operations	20,331	(1,422)	18,909
Depreciation and amortization(1)	12,045	79	12,124
Net income (loss)	24,441	(1,422)	23,019

Nine Months Ended June 30, 2021
Revenues	$229,142	$8,460	$237,602
Income (loss) from operations	2,776	(610)	2,166
Depreciation and amortization(1)	10,404	66	10,470
Net income (loss)	3,146	(610)	2,536

As of June 30, 2022
Total assets	$537,325	$2,957	$540,282

As of September 30, 2021
Total assets	$504,934	$7,636	$512,570

(1) Includes depreciation of training equipment obtained in exchange for services of $0.2 million and $0.3 million for the three months ended June 30, 2022 and 2021 and $0.7 million and $0.9 million for the nine months ended June 30, 2022 and 2021, respectively.

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

UTI is authorized to participate in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. As of July 1, 2022, 49 states (all but California), the District of Columbia, Puerto Rico and the U.S. Virgin Islands have joined SARA. Each of our institutions holds the state or SARA authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities.

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

•Title IV Program Rulemaking. ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. ED is currently managing two significant rulemaking efforts. First, between October and December 2021, ED held three rounds of negotiations as part of the Affordability and Student Loans rulemaking. The negotiators considered nine issue areas, including the borrower defense to repayment rule, closed school loan discharges, and loan repayment plans. Second, between January and March of 2022, ED held three rounds of negotiations as part of the Institutional and Programmatic Eligibility rulemaking. The negotiators considered seven issue areas, including administrative capability, financial responsibility, gainful employment, change of ownership and control, ability to benefit and the 90/10 rule. In July 2022, ED published a Notice of Proposed Rulemaking in the Federal Register covering seven of the issue areas discussed during the negotiated rulemakings, including borrower defense to repayment, pre-dispute arbitration clauses and class action waivers, total and permanent disability discharge, closed school discharge, the elimination of interest capitalization in select circumstances, and the Public Service Loan Forgiveness program. The regulated community is currently commenting on these proposed rules, and awaiting ED’s official proposed rules for the remaining topics discussed during the rounds of negotiated rulemaking. Any final rules published by November 1, 2022, will become

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
effective July 1, 2023. ED has also indicated that certain proposed rules, such as gainful employment, will be delayed until 2023, meaning the earliest such rules could go into effect would be July 1, 2024. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships.

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

The CARES Act, the CRRSAA, and ARPA

During fiscal 2020 and 2021 various pieces of legislation were issued related to the COVID-19 pandemic including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”) and the American Rescue Plan Act (“ARPA”). This legislation, along with guidance from the ED, are discussed at length in “Note 21 - Governmental Regulation and Financial Aid” in our 2021 Annual Report on Form 10-K. The funding received from these Acts is also discussed in Note 21 on Higher Education Emergency Relief Fund Grants below. For additional information and risks associated with this legislation, see Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K.

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
(In thousands, except per share amounts)
(Unaudited)
Note 21 - Higher Education Emergency Relief Fund Grants

HEERF II Grants for Students under the CRRSAA and HEERF III Grant for Students under the ARPA

As discussed in “Note 21 - Governmental Regulation and Financial Aid” in our 2021 Annual Report on Form 10-K, the CRRSAA included the Higher Education Emergency Relief Fund II (“HEERF II”), which made an additional $22.7 billion available to higher education institutions. Of this amount, private, proprietary institutions were allocated approximately $681 million. The statute permits proprietary institutions to use HEERF II funds to provide financial aid grants to students and requires that institutions prioritize the grants to students with exceptional need, such as students who receive Pell Grants. In accordance with the ED’s allocation schedule, during the year ended September 30, 2021, we were granted approximately $16.8 million for purposes of funding HEERF II student grants.

Additionally, as discussed in “Note 21 - Governmental Regulation and Financial Aid” in our 2021 Annual Report on Form 10-K, the ARPA provided almost $40 billion in funding available to higher education institutions under the Higher Education Emergency Relief III (“HEERF III”). Of this amount, private, proprietary institutions were allocated approximately $396 million. Proprietary institutions may only use HEERF III funding to provide emergency financial aid grants to students with exceptional need, such as students who receive Pell Grants. In accordance with the ED’s allocation schedule, during the year ended September 30, 2021, we were granted approximately $9.9 million for purposes of funding HEERF III student grants.

During the nine months ended June 30, 2022, we awarded approximately $6.8 million in HEERF II and HEERF III grants to over 4,900 students. The HEERF II and HEERF III funds were drawn down as student grants were distributed with approximately $0.7 million included in “Restricted cash” on our consolidated balance sheet as of June 30, 2022 which relates to pending student grants and outstanding checks. As of June 30, 2022, we have approximately $0.1 million of funds still available for HEERF II and HEERF III grants to students.

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

Company Overview

Founded in 1965, with approximately 250,000 graduates in its history, Universal Technical Institute, Inc. (“we,” “us” or “our”) is a leading provider of transportation and technical training programs. As of June 30, 2022, we offered certificate, diploma or degree programs at 15 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (“UTI”), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”), NASCAR Technical Institute (“NASCAR Tech”), and MIAT College of Technology (“MIAT”). Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers.

All of our campuses are nationally accredited and are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (“HEA”), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (“ED”). Our programs are also eligible for financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs (“VA”) and under the Workforce Innovation and Opportunity Act.

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

Overview of the Three and Nine Months Ended June 30, 2022

Student Metrics

	Three Months Ended			Nine Months Ended
	June 30,		%	June 30,		%
	2022	2021	Change	2022	2021	Change
Total new student starts	3,166	2,532	25.0%	7,409	6,864	7.9%
Average undergraduate full-time active students	12,025	10,797	11.4%	12,881	11,280	14.2%
End of period undergraduate full-time active students	12,077	10,583	14.1%	12,077	10,583	14.1%

The increase in average undergraduate full-time active students and end of period undergraduate full-time active students was due to strong student demand throughout fiscal 2021 and the ongoing but diminishing impacts of the COVID-19 pandemic on the prior year. The acquisition of MIAT in November 2021 also contributed to the increase in our new student starts, average and end of period undergraduate full-time active students.

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

Operations

Revenues for the three months ended June 30, 2022 were $101.0 million, an increase of $17.2 million, or 20.5%, from the comparable period in the prior year. Revenues for the nine months ended June 30, 2022 were $308.1 million, an increase of $70.5 million, or 29.7%, from the comparable period in the prior year. The increase in revenue was due to growth in students, increased revenue per student due to the impact of the COVID-19 pandemic in the prior year, and the acquisition of MIAT.

We had income from operations of $2.0 million and $18.9 million during the three and nine months ended June 30, 2022, respectively, compared to income from operations of $3.1 million and $2.2 million during the three and nine months ended June 30, 2021, respectively. The increase in our income from operations during the nine months ended June 30, 2022 period was primarily driven by our increase in revenue. The decrease in our income from operations during the three months ended June 30, 2022 period was primarily driven by one-time costs from our growth and diversification strategy. Additionally, productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on efficiency opportunities throughout our cost structure, while improving and investing in the overall student experience.

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

During the nine months ended June 30, 2022, we executed the following as part of our growth and diversification strategy:

•Entered into a definitive agreement to acquire Concorde Career Colleges, Inc. (“Concorde”) in May 2022. Concorde is a leading provider of industry-aligned healthcare education programs in fields such as nursing, dental hygiene and medical diagnostics. Concorde currently operates 17 campuses across eight states with approximately 7,400 students, and offers its programs in ground, hybrid and online formats. The acquisition aligns with our growth and diversification strategy, which is focused on offering a broader array of high-quality, in-demand workforce solutions which both prepare students for a variety of careers in fast-growing fields and help close the country's skills gap by leveraging key industry partnerships. The closing of the acquisition is subject to customary closing conditions.

•Expanded our operations through the opening of our new campus in Austin, Texas. This is the third UTI school in Texas and helps to broaden the reach of our skilled trade programs to high demand geographies.
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
◦Executed on the next phase of our growth and diversification strategy by announcing the addition of 15 new programs across our campus footprint, including Aviation, HVACR, Robotics, Industrial Maintenance and Wind Energy Technician training to UTI and NASCAR Technical Institute branded campuses, and initiating efforts to add Auto and Diesel Essentials to the MIAT Canton, Michigan campus. Pending all regulatory approvals, the initial planned program additions are projected to begin launching in the second quarter of fiscal 2023, with the final planned programs launching by the end of 2024.
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
•Launched the BMW Fast Track program at our Avondale, Arizona and Orlando, Florida campuses in January 2022, our Long Beach, California campus in April 2022, and our Houston, Texas campus in May 2022. We expect to launch the program at our Exton, Pennsylvania campus in August 2022 and at the Lisle Campus in January 2023.
•Formed a new strategic alliance with Napa Auto Parts (“NAPA”). NAPA will supply essential parts for hands-on labs, including brake kits, rotors, bulbs, bearing kits, wheel weights and more. The initial stage of the partnership will impact UTI, MMI and NTI-branded campuses and may be expanded to MIAT-branded campuses in the future.
•Purchased the Lisle Campus in February 2022, for approximately $28.4 million, net of debt assumed, including closing costs and other fees. See Note 7 and 13 of the notes to our condensed consolidated financial statements herein for more discussion on this transaction.
In addition, we continue to pursue other opportunities that align with our growth and diversification strategy.

Regulatory Environment

See Note 20 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,
	2022	2021
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	52.7%	50.4%
Selling, general and administrative	45.4%	45.9%
Total operating expenses	98.1%	96.3%
Income from operations	1.9%	3.6%
Interest income	0.1%	—%
Interest expense	(0.5)%	(0.2)%
Other (expense) income, net	(0.3)%	0.2%
Total other (expense) income, net	(0.7)%	—%
Income before income taxes	1.2%	3.7%
Income tax expense	(0.3)%	(0.1)%
Net income	0.8%	3.6%
Preferred stock dividends	1.3%	1.6%
(Loss) income available for distribution	(0.4)%	2.0%

Revenues

Revenues for the three months ended June 30, 2022 were $101.0 million, an increase of $17.2 million, or 20.5%, as compared to revenues of $83.8 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, we had a 11.4% increase in our average undergraduate full-time active students as we saw strong front-end demand in the high school channel in the current quarter, and across all channels throughout fiscal 2021, along with the addition of MIAT. The increase in revenue is due to the growth in the average undergraduate full-time students and an increase in the average revenue per student as compared to the prior year which was impacted by the timing of completion of student make-up lab work and slower student progression due to the ongoing but diminishing impacts of COVID-19. The acquisition of MIAT also contributed to our revenue growth, accounting for $6.2 million of revenues for the three months ended June 30, 2022. We recognized $1.9 million and $3.4 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended June 30, 2022, and 2021, respectively.

Educational services and facilities expenses

Educational services and facilities expenses were $53.2 million for the three months ended June 30, 2022, which represents an increase of $11.0 million as compared to $42.2 million for the three months ended June 30, 2021.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Three Months Ended June 30,
	2022	2021
Salaries expense	$22,873	$19,500
Employee benefits and tax	4,053	3,028
Bonus expense	763	812
Stock-based compensation	68	(33)
Compensation and related costs	27,757	23,307
Occupancy costs	8,774	7,667
Depreciation and amortization expense	4,285	3,450
Supplies and maintenance expense	4,411	3,069
Taxes and licensing expense	679	593
Student expense	805	703
Contract services expense	1,593	575
Other educational services and facilities expense	4,912	2,874
Total educational services and facilities expense	$53,216	$42,238

Compensation and related costs increased by $4.5 million for the three months ended June 30, 2022 primarily due to increased headcount in support of higher student counts, which includes the benefit of productivity improvements associated with our blended learning model. The acquisition of MIAT accounted for $2.4 million of the increased compensation and related costs.

Occupancy costs increased by $1.1 million for the three months ended June 30, 2022. The increase was primarily due to costs associated with the new campuses in Austin, Texas (opened May 2022) and Miramar, Florida (anticipated to open in August 2022), $0.7 million in lease accounting adjustments related to the completed consolidation of our Arizona campuses, as well as $0.5 million related to our two new MIAT campuses. These increases were partially offset by the benefit of purchasing the Lisle Campus and our other campus consolidation projects.

Supplies and maintenance expense increased by $1.3 million primarily due to additional expenses for technical supplies due to a higher average student population, the acquisition of MIAT, and the opening of our Austin, Texas campus in May 2022.

Contract services increased by $1.0 million primarily due to costs incurred related to our growth and diversification initiatives.

Other educational services and facilities expense increased by $2.0 million for the three months ended June 30, 2022. The increase was primarily due to our higher average student population and included a $0.7 million increase in expense related to our accrued tool kits, an increase in the cost of books of $0.4 million and an increase of $0.2 million in the cost of training aids. These increases were partially due to costs incurred for the initial set up of our Austin campus.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 were $45.8 million. This represents an increase of $7.3 million, as compared to $38.5 million for the three months ended June 30, 2021.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Three Months Ended June 30,
	2022	2021
Salaries expense	$15,703	$14,268
Employee benefits and tax	2,578	2,672
Bonus expense	3,355	4,276
Stock-based compensation	965	(563)
Compensation and related costs	22,601	20,653
Advertising expense	13,382	10,388
Contract services expense	1,360	1,299
Professional services expense	1,726	792
Depreciation and amortization expense	276	169
Other selling, general and administrative expenses	6,451	5,177
Total selling, general and administrative expenses	$45,796	$38,478

Compensation and related costs increased by $1.9 million for the three months ended June 30, 2022 primarily due to an increase in headcount to support our growth and diversification initiatives as compared to the prior year. The acquisition of MIAT represented $0.7 million of the increase.

Advertising expense increased by $3.0 million for the three months ended June 30, 2022, primarily due to timing of spend along with incremental investment to support our growth objectives. We continue to target cost-efficient marketing with an increased focus on digital media. Advertising expense as a percentage of revenues increased to 13.3% for the three months ended June 30, 2022 as compared to 12.4% in the prior year. Advertising expense for MIAT accounted for $1.4 million of the increase.

Professional services expense increased by $0.9 million primarily due to one-time costs incurred related to our growth and diversification initiatives.

Other selling, general and administrative expenses increased by $1.3 million for the three months ended June 30, 2022. The primary factors included increases of $0.3 million for travel and $0.3 million for software. The acquisition of MIAT represented $0.5 million of the increase.

Income taxes
Our income tax expense for the three months ended June 30, 2022 was $0.3 million, or 28.5% of pre-tax income, compared to income tax expense of $86.0 thousand, or 2.8% of pre-tax income, for the three months ended June 30, 2021. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. See Note 15 of the notes to the condensed consolidated financial statements herein for additional details on our valuation allowance.

Preferred stock dividends
On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we recorded a preferred stock cash dividend of $1.3 million for the three months ended June 30, 2022 and 2021, respectively.

Net (loss) income available for distribution

Net income (loss) available for distribution refers to the net loss or net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a net loss available for distribution of $0.5 million and net income available for distribution of $1.7 million for the three months ended June 30, 2022 and 2021, respectively.

Results of Operations: Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Nine Months Ended June 30,
	2022	2021
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	48.8%	51.4%
Selling, general and administrative	45.1%	47.7%
Total operating expenses	93.9%	99.1%
Income from operations	6.1%	0.9%
Interest income	—%	—%
Interest expense	(0.4)%	(0.1)%
Other (expense) income, net	(0.1)%	0.2%
Total other (expense) income, net	(0.5)%	0.1%
Income before income taxes	5.7%	1.1%
Income tax benefit	1.8%	—%
Net income	7.5%	1.1%
Preferred stock dividends	1.3%	1.7%
Income (loss) available for distribution	6.2%	(0.6)%

Revenues

Revenues for the nine months ended June 30, 2022 were $308.1 million, an increase of $70.5 million, or 29.7%, as compared to revenues of $237.6 million for the nine months ended June 30, 2021. During the nine months ended June 30, 2022, we had a 14.2% increase in our average full-time student enrollment, reflecting strong front-end demand across all channels throughout fiscal 2021 and the addition of MIAT. The increase in revenue is due to the increase in average full-time undergraduate students and an increase in the average revenue per student as compared to the prior year, which was impacted by the timing of completion of student make-up lab work and slower student progression due to the ongoing but diminishing impacts of COVID-19. The acquisition of MIAT accounted for $17.8 million in revenues during the nine months ended June 30, 2022. We recognized $6.5 million and $7.0 million on an accrual basis related to revenues and interest under our proprietary loan program for the nine months ended June 30, 2022, and 2021, respectively.

Educational services and facilities expenses

Educational services and facilities expenses were $150.3 million for the nine months ended June 30, 2022, which represents an increase of $28.3 million as compared to $122.0 million for the nine months ended June 30, 2021.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Nine Months Ended June 30,
	2022	2021
Salaries expense	$64,811	$56,344
Employee benefits and tax	12,612	8,664
Bonus expense	1,878	1,655
Stock-based compensation	169	32
Compensation and related costs	79,470	66,695
Occupancy costs	27,258	23,384
Depreciation and amortization expense	11,264	9,903
Supplies and maintenance expense	11,581	7,868
Student expense	2,600	2,854
Contract services expense	3,736	1,869
Taxes and licensing expense	2,127	1,867
Other educational services and facilities expense	12,290	7,609
Total educational services and facilities expense	$150,326	$122,049

Compensation and related costs increased by $12.8 million for the nine months ended June 30, 2022 primarily due to increased headcount in support of higher student counts, which includes the benefit of productivity improvements associated with our blended learning model. The acquisition of MIAT accounted for $6.3 million of the increased compensation and related costs.

Occupancy costs increased by $3.9 million for the nine months ended June 30, 2022. The increase was primarily due to costs associated with the new campuses in Austin, Texas (opened May 2022) and Miramar, Florida (anticipated to open in August 2022), as well as $1.4 million related to the addition of MIAT’s two campuses since November 2021. Additionally, we incurred approximately $1.3 million for lease accounting adjustments resulting from the completed consolidation of our Orlando, Florida and Arizona campuses. These increases were partially offset by the benefits associated with the purchase of our Avondale, Arizona campus in December 2020 and the Lisle, Illinois Campus in February 2022.

Supplies and maintenance expense increased by $3.7 million primarily due to the purchase of laptops for our students to aide their education under our blended-learning model which accounted for $0.8 million of the increase, along with an increased technical supplies expense of $1.4 million. During the prior year, we primarily utilized funds from the CARES Act to purchase the laptops for our students. We also incurred additional expenses for student textbooks and technical supplies due to a higher average student population, the acquisition of MIAT, and the opening of our Austin, Texas campus in May 2022.

Contract services increased by $1.9 million, primarily due to one-time costs incurred related to our growth and diversification initiatives.

Other educational services and facilities expense increased by $4.7 million during the nine months ended June 30, 2022. The increase was primarily due to our higher average student population and included a $2.5 million increase in expense related to our accrued tool kits, an increase in the cost of books of $0.9 million and an increase of $0.5 million in the cost of training aids. These increases were partially due to costs incurred for the initial set up of our Austin campus. These increases were partially offset by a gain of $1.6 million in the current period as a result of the settlement of the Lisle Campus lease. See Note 7 of the notes to the condensed consolidated financial statements herein for additional details on the purchase of the Lisle Campus.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended June 30, 2022 were $138.9 million. This represents an increase of $25.5 million, as compared to $113.4 million for the nine months ended June 30, 2021.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Nine Months Ended June 30,
	2022	2021
Salaries expense	$46,838	$42,140
Employee benefits and tax	8,715	8,074
Bonus expense	11,105	10,889
Stock-based compensation	3,179	1,229
Compensation and related costs	69,837	62,332
Advertising expense	38,275	30,010
Contract services expense	3,946	4,214
Professional services expense	6,928	3,320
Depreciation and amortization expense	860	567
Other selling, general and administrative expenses	19,046	12,944
Total selling, general and administrative expenses	$138,892	$113,387

Compensation and related costs increased by $7.5 million for the nine months ended June 30, 2022 primarily due to an increase in headcount to support our growth and diversification initiatives as compared to the prior year. The acquisition of MIAT represented $2.2 million of the increase.

Advertising expense increased by $8.3 million for the nine months ended June 30, 2022, primarily due to timing of spend along with incremental investment to support our growth objectives. We continue to target cost-efficient marketing with an increased focus on digital media. Advertising expense as a percentage of revenues decreased to 12.4% for the nine months ended June 30, 2022 as compared to 12.6% in the prior year. Advertising expense for MIAT accounted for $3.6 million of the increase.

Professional services expense increased by $3.6 million primarily due to one-time costs incurred related to our growth and diversification initiatives, including the acquisition of MIAT which closed on November 1, 2021.

Other selling, general and administrative expenses increased by $6.1 million primarily due to increases of $1.1 million in travel and entertainment costs, $1.1 million for bad debt expense, and $0.7 million for software. The acquisition of MIAT represented $1.6 million of the increase.

Income taxes

Our income tax benefit for the nine months ended June 30, 2022 was $5.6 million, or 32.2% of pre-tax income, compared to income tax expense of $78.0 thousand, or 3.0% of pre-tax income, for the nine months ended June 30, 2021. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. The tax benefit recorded during the nine months ended June 30, 2022 primarily relates to the release of the valuation allowance during the period and the impact of the MIAT deferred tax liability for indefinite lived intangibles which are available to offset a portion of our indefinite lived deferred tax assets. See Note 15 of the notes to the condensed consolidated financial statements herein for additional details on our valuation allowance.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. In accordance with the terms of the related purchase agreement, we recorded a preferred stock cash dividend of $3.9 million for the nine months ended June 30, 2022 and 2021, respectively.

Net income (loss) available for distribution

Net income (loss) available for distribution refers to the net income or net loss reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported net income available for distribution of $19.1 million and a net loss available for distribution of $1.4 million for the nine months ended June 30, 2022 and 2021, respectively.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three and nine months ended June 30, 2022 were $6.2 million and $30.7 million, respectively compared to $6.8 million and $13.1 million for the three and nine months ended June 30, 2021, respectively. We define EBITDA as net income (loss), before interest (income) expense, income tax (benefit) expense, and depreciation and amortization.

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

EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income	$843	$3,000	$23,019	$2,536
Interest income	(68)	(11)	(88)	(73)
Interest expense	552	130	1,251	133
Income tax benefit	336	86	(5,609)	78
Depreciation and amortization(1)	4,561	3,619	12,124	10,470
EBITDA	$6,224	$6,824	$30,697	$13,144

(1) Includes depreciation of training equipment obtained in exchange for services of $0.2 million and $0.3 million for the three months ended June 30, 2022 and 2021 and $0.7 million and $0.9 million for the nine months ended June 30, 2022 and 2021, respectively.

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

Our aggregate cash and cash equivalents were $70.7 million as of June 30, 2022, a decrease of $63.0 million from September 30, 2021.

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
During February 2022, we purchased the Lisle Campus for approximately $28.4 million, in cash plus assumed debt, including closing costs and other fees. Due to the timing of the close for the Lisle Campus, we used available operating cash for the purchase. On April 14, 2022, our wholly owned subsidiary entered into a new loan agreement to fund the acquisition and retirement of the Lisle Term Loan - WA, via a term loan in the original principal amount of $38.0 million with a maturity of seven years. The net proceeds from the new loan agreement after fees and the retirement of the Lisle Term Loan - WA were approximately $20.0 million. See Notes 7, 13 and 14 of the notes to the condensed consolidated financial statements herein for additional details on the purchase and related debt and interest rate swap.
On May 3, 2022, we entered into a definitive agreement to acquire Concorde for a base purchase price of $50.0 million in cash, subject to certain adjustments. The closing is subject to customary closing conditions, including the receipt of a pre-acquisition review notice from ED that does not contain certain letter of credit requirements. We intend to use cash on hand to pay the consideration contemplated under the definitive agreement. We expect the transaction to close in the first half of fiscal 2023.
To increase the interest income yield on our excess cash and cash equivalents, in July 2022, we invested approximately $40.0 million in held-to-maturity securities, which primarily consist of money market funds, commercial paper, treasury bills and corporate bonds from large cap companies with a minimum credit rating of A.
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

Long-term Debt

As of June 30, 2022, we had $68.3 million of long-term debt outstanding, which is comprised of two term loans. Of the $68.3 million outstanding, $30.3 million relates to a term loan that bears interest at the rate of LIBOR plus 2.0% over the seven year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. The remaining $38.0 million relates to a term loan that bears interest at the rate of SOFR plus 2.0% over the seven year term, secured in connection with the Lisle Campus property. See Note 13 of the notes to the condensed consolidated financial statements herein for additional details on the term loans.

Dividends

We currently do not pay a cash dividend on our common stock. For our outstanding Series A preferred shares, we currently pay preferred stock cash dividends of approximately $2.5 million during March and September of each fiscal year, which is subject to adjustment for any preferred stock conversions that occur during the year.

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

Operating Activities

Our net cash provided by operating activities was $7.9 million for the nine months ended June 30, 2022, compared to $14.8 million for the nine months ended June 30, 2021.

Net income, after adjustments for non-cash items, provided cash of $47.8 million. The non-cash items included $12.6 million for amortization of right-of-use assets for operating leases, $12.1 million for depreciation and amortization expense and $3.3 million for stock-based compensation expense, partially offset by a change in deferred tax assets of $6.3 million.

Changes in operating assets and liabilities used cash of $39.9 million primarily due to the following:

•The decrease in deferred revenue used cash of $16.8 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at June 30, 2022 as compared to September 30, 2021.
•Changes in our operating lease liability, primarily as a result of rent payments, used cash of $10.8 million.
•The increase in receivables used cash of $8.2 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The change in other liabilities used cash of $4.3 million primarily due to the reclassification of the CARES payroll tax deferral to current liabilities.

Net income, after adjustments for non-cash items, for the nine months ended June 30, 2021 provided cash of $26.9 million. The non-cash items included $11.9 million for amortization of right-of-use assets for operating leases, $10.5 million for depreciation and amortization expense and $1.2 million for stock-based compensation expense.

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

Investing Activities

During the nine months ended June 30, 2022, cash used in investing activities was $95.9 million. The cash outflow was primarily related to the purchase of property and equipment of $69.6 million, of which $28.4 million related to the purchase of the Lisle Campus. Other capital expenditures included investments for the consolidation of the Orlando, Florida and Arizona campuses, new campuses in Austin, Texas and Miramar, Florida, and the rollout of new programs at our campuses. Additionally, we purchased MIAT for $26.5 million, net of cash consideration received.

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

Financing Activities

During the nine months ended June 30, 2022, cash provided by financing activities was $15.4 million which was primarily related to proceeds from our new term loan for the Lisle Campus of $38.0 million, offset by the repayment of long-term debt of $19.0 million and the semi-annual payment of preferred stock dividends of $2.6 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the nine months ended June 30, 2022 from those previously disclosed in Part II, Item 7 of our 2021 Annual Report on Form 10-K other than noted below.

Goodwill and Intangible Assets

We test goodwill and indefinite-lived intangible assets for impairment annually as of August 1, or more frequently if events and circumstances warrant. Under ASC 350, Intangibles - Goodwill and Other, to evaluate the impairment of goodwill, we first assess qualitative factors, such as deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. To evaluate the impairment of the indefinite-lived intangible assets, we assess the fair value of the assets to determine whether they were greater or less than the carrying values. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests to compare the estimated fair value of the reporting unit to the carrying value of its net assets. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives. There were no indicators of impairment for our goodwill or indefinite-lived intangible assets as of June 30, 2022.

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

We invest our cash and cash equivalents in money market funds. As of June 30, 2022, we held $70.7 million in cash and cash equivalents. During the nine months ended June 30, 2022, we earned interest income of $88 thousand. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates related to our interest income is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.

On May 12, 2021, we entered into a credit agreement to finance the Avondale property through a $31.2 million term loan that bears interest at the rate of LIBOR plus 2.0% with a maturity of seven years. As of June 30, 2022, the fair value of our long-term debt was $30.3 million and bears interest on the outstanding principal amount at a rate equal to the LIBOR plus 2.0%, which was 3.06% as of June 30, 2022.

On April 14, 2022, we entered into a credit agreement to finance the Lisle property through a $38.0 million term loan that bears interest at the rate of SOFR plus 2.0% with a maturity of seven years. As of June 30, 2022, the fair value of our long-term debt was $38.0 million and bears interest on the outstanding principal amount at a rate equal to the SOFR plus 2.0%, which was 3.05% as of June 30, 2022.

We believe the carrying value of the debt approximates fair value as the interest rate is a floating rate equal to the LIBOR or SOFR plus 2.0%, which is representative of market rates for similar instruments. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The variable rate of interest on our long-term debt can expose us to interest rate volatility due to changes in LIBOR and SOFR. To mitigate this exposure, we entered into interest rate swap agreements that effectively fix the interest rates on 50% of the principal amounts of the term loans at 3.5% and 4.69% for the entire loan term on our Avondale debt and Lisle debt, respectively.

During the nine months ended June 30, 2022, we recorded interest expense of $1.3 million on our outstanding debt. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 10.0% change (up or down) in the one-month LIBOR or SOFR rate would result in a $3.4 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2022 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2022.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results. The risks described in this Quarterly Report on Form 10-Q and in our 2021 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed or furnished with this report, as applicable:

Exhibit Number	Description
2.1
Stock Purchase Agreement by and among HCP ED Holdings, LLC, HCP ED Holdings, Inc., Michigan Institute of Aeronautics, Inc. D/B/A MIAT College of Technology, and Universal Technical Institute, Inc. dated March 29, 2021 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 7, 2021).

2.2
Purchase and Sale Contract dated February 4, 2022, by and among Universal Technical Institute, Inc., Universal Technical Institute Ventures, LLC, and iStar Net Lease I LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 5, 2022).

2.3
Purchase and Sale Contract dated February 11, 2022, by and among Universal Technical Institute, Inc., Universal Technical Institute Ventures, LLC, and iStar Net Lease Member I LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q dated May 5, 2022).

2.4
Stock Purchase Agreement, dated May 3, 2022, by and among Universal Technical Institute, Inc., Concorde Career Colleges, Inc., Liberty Partners Holdings 28, L.L.C., Liberty Investment IIC, LLC, and Liberty Partners L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 3, 2022).

10.1
Loan Agreement dated April 14, 2022, by and among 2611 Corporate West Drive Venture LLC and Valley National Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q dated May 5, 2022).

10.2
Guaranty dated April 14, 2022, by and among Universal Technical Institute, Inc., 2611 Corporate West Drive Venture LLC and Valley National Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q dated May 5, 2022).

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	August 4, 2022	By:	/s/ Jerome A. Grant
		Name:	Jerome A. Grant
		Title:	Chief Executive Officer (Principal Executive Officer)