Form 10-K
period 2022-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2022-12-12
CIK 1261654

___________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022

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

At November 30, 2022, 33,774,821 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2022) was approximately $284,000,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our failure to maintain eligibility for or the ability to process federal student financial assistance;
•regulatory investigations of, or actions commenced against, us or other companies in our industry;
•the effect of public health pandemics, epidemics or outbreak, including COVID-19;
•changes in the state regulatory environment or budgetary constraints;
•our failure to realize the expected benefits of our acquisitions;
•our failure to successfully integrate our acquisitions;
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
•a loss of our senior management or other key employees; and
•risks related to other factors discussed in this Annual Report on Form 10-K, including those described in Item 1A. “Risk Factors.”
The factors above are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Among the factors that could cause actual results to differ materially are the factors discussed under Part 1, Item 1. “Business” and Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should bear this in mind as you consider forward-looking statements.
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

PART I
ITEM 1. BUSINESS
Overview
Founded in 1965, with more than 250,000 graduates in its history, Universal Technical Institute, Inc. (“we,” “us” or “our”) is a leading provider of transportation and technical training programs. As of September 30, 2022, we offered certificate, diploma or degree programs at 16 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (“UTI”), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”), NASCAR Technical Institute (“NASCAR Tech”), and MIAT College of Technology (“MIAT”). Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs.
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
Business Model and Industry Partnerships
We serve students, partners and communities by providing quality education and training for in-demand careers. We continue to evolve our business model to provide our students with accessible, affordable training with a focus on bringing education to the students at convenient locations. The market for qualified service technicians across the programs that we offer is large and growing. The United States Department of Labor Bureau of Labor Statistics (“U.S. DOL BLS”) estimates that an average of approximately 117,000 new job openings, due to growth and net replacements, will exist annually for newly trained technicians in the automotive, diesel, and collision fields through 2031. Additionally, the U.S. DOL BLS estimates that an average of 42,500 new jobs openings for industrial machinery mechanics, 47,600 new job openings for welders, 40,100 new job openings in the HVAC industry, 14,700 new job openings for computer-controlled machine tool operators, 13,100 new job openings for avionic technicians, 6,100 new job openings for robotics, 4,800 new job openings for marine and motorcycle technicians and 1,900 new job openings for wind turbine service technicians will exist annually for new entrants through 2031 in these fields.
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

We provide relevant services to assist students with possible tuition financing options, educational and career counseling, opportunities for part-time work while attending school, and ultimately, graduate employment. Our national career services team develops job opportunities and outreach, while our local career services teams advise active students on employment search and interviewing skills, facilitate employer visits to campuses, provide access to reference materials and assist with the composition of resumes.

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

During the year ended September 30, 2022, we executed the following as part of our growth and diversification strategy:

Acquisitions

•Entered into a definitive agreement to acquire Concorde Career Colleges, Inc. (“Concorde”) in May 2022. Concorde is a leading provider of industry-aligned healthcare education programs in fields such as nursing, dental hygiene and medical diagnostics. Concorde currently operates 17 campuses across eight states with approximately 8,000 students, and offers its programs in ground, hybrid and online formats. The acquisition aligns with our growth and diversification strategy, which is focused on offering a broader array of high-quality, in-demand workforce solutions which both prepare students for a variety of careers in fast-growing fields and help close the country's skills gap by leveraging key industry partnerships. On December 1, 2022, we closed the Concorde acquisition.
•Completed the acquisition of MIAT College of Technology (“MIAT”) from HCP & Company on November 1, 2021. MIAT had an average of approximately 950 undergraduate full-time active students during the year ended September 30, 2022 through its campuses in Canton, Michigan and Houston, Texas. MIAT offers vocational and technical certificates as well as associates degrees in fields with robust and growing demand for skilled technical workers, including aviation maintenance, energy technology, wind power, robotics and automation, non-destructive testing, HVACR, and welding. The acquisition enables us to further expand our program offerings into growing industry sectors and rapidly expanding fields likely to be bolstered by technological innovation and the country’s focus on sustainable energy.

Campus Openings and Optimization

•Expanded our operations through the opening of our new campuses in Austin, Texas and Miramar, Florida. Austin is our third school in Texas and Miramar is our second school in Florida. Both campuses help to broaden the reach of our skilled trade programs to high demand geographies.
•Completed the consolidation and reconfiguration of our UTI and MMI Orlando, Florida campus facilities into one site and the consolidation of the MMI Phoenix campus into our Avondale, Arizona building.
•Purchased the Lisle, Illinois campus in February 2022, for approximately $28.7 million in cash consideration, including closing costs and other fees and assumed debt of $18.3 million. In April 2022, we completed the financing for the purchase which retired the assumed debt and replenished approximately $20.0 million of the funds used to purchase the campus. See Notes 9, 12, 13 and 15 of the notes to our consolidated financial statements herein for additional details on the purchase and related debt and interest rate swap.

Program Expansion and New Industry Partnerships

•Executed on the next phase of our growth and diversification strategy by announcing the addition of 15 new programs across our campus footprint, including Aviation, HVACR, Robotics, Industrial Maintenance and Wind Energy Technician training to UTI and NASCAR Tech branded campuses, and initiated efforts to add Auto and

Diesel Essentials to the MIAT Canton, Michigan campus. Pending all regulatory approvals, the initial planned program additions are projected to begin launching in the second quarter of 2023.
•Launched electric vehicle (“EV”) technician training coursework to meet increasing demand for clean cars and trucks. This enhanced training is the initial step in our overall EV strategy to prepare future technicians for anticipated increasing EV sales in the coming decades.
▪As part of this initiative, we rolled out new curriculum in our Ford Accelerated Credential Training program to prepare students for the next generation of vehicles on the road. This new curriculum will feature blended learning courses on high voltage systems safety, hybrid vehicle components and operation, EV battery components and operation and an introduction to high voltage battery service, as well as a Ford instructor-led class on hybrid and EV operation and diagnosis.
•We have also selected Bosch to support the development of new courseware that helps meet the needs of the growing EV market, which continues to see record sales and a demand for skilled technicians.
•Expanded our welding technology program to our Mooresville, North Carolina and Exton, Pennsylvania campuses in January and July 2022, respectively.
•Launched the BMW Fast Track program at our Avondale, Arizona and Orlando, Florida campuses in January 2022, our Long Beach, California campus in April 2022, our Houston, Texas campus in May 2022 and our Exton, Pennsylvania campus in August 2022. We expect to launch the program at our Lisle, Illinois campus in Spring 2023 and Miramar, Florida campus in Summer 2023.
•Formed a new strategic alliance with Napa Auto Parts (“NAPA”). NAPA will supply essential parts for hands-on labs, including brake kits, rotors, bulbs, bearing kits, wheel weights and more. The initial stage of the partnership will impact UTI, MMI and NASCAR Tech campuses and may be expanded to MIAT-branded campuses in the future.

Schools and Programs
We offer certificate, diploma or degree programs at campuses across the United States under the banner of several well-known brands. The majority of our UTI programs are designed to be completed in 36 to 90 weeks while our MIAT programs are completed in 28 to 96 weeks. Our advanced training programs range from 12 to 23 weeks in durations. These programs culminate in a certificate, diploma, associate of occupational studies degree, or associate of applied science degree depending on the program and campus. Tuition rates vary by type and length of our programs and the program level, such as core or advanced training.

The table below sets forth our current locations that operate under the UTI, MMI, NASCAR Tech, and MIAT brands, the year the campus opened, and the principal programs taught at each location.

Location	Brand	Year Campus Opened	Principal Programs
Arizona (Avondale)	UTI	1965	Automotive; Diesel; Welding
Arizona (Avondale)(1)	MMI	1973	Motorcycle
California (Long Beach)	UTI	2015	Automotive; Diesel; Collision Repair and Refinishing; Welding
California (Rancho Cucamonga)	UTI	1998	Automotive; Diesel; Welding
California (Sacramento)	UTI	2005	Automotive; Diesel
Florida (Miramar)	UTI	2022	Automotive; Diesel; Welding
Florida (Orlando)	UTI/MMI	1986	Automotive; Diesel; Motorcycle; Marine
Illinois (Lisle)	UTI	1988	Automotive; Diesel; Welding
Michigan (Canton)	MIAT	1969	Airframe and Powerplant; Aviation Maintenance; Energy; HVACR; Industrial Maintenance; Robotics & Automation; Wind Power; Welding
New Jersey (Bloomfield)	UTI	2018	Automotive; Diesel; Welding
North Carolina (Mooresville)	NASCAR Tech	2002	Automotive; NASCAR; CNC Machining; Welding
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel; Welding

Location	Brand	Year Campus Opened	Principal Programs
Texas (Austin)	UTI	2022	Automotive; Diesel; Welding
Texas (Dallas/Ft. Worth)	UTI	2010	Automotive; Diesel; Welding
Texas (Houston)	UTI	1983	Automotive; Diesel; Collision Repair and Refinishing; Welding
Texas (Houston)	MIAT	2010	Airframe and Powerplant; Aviation Maintenance; Energy; HVACR; Industrial Maintenance; Non-Destructive Testing; Robotics & Automation; Wind Power; Welding
(1)     As previously noted, the MMI Phoenix, Arizona campus was consolidated into our Avondale, Arizona building during fiscal 2022. While the MMI program shares the same building as UTI in Avondale, it is considered a separate campus for our reporting requirements to the ED.

Description of Current Programs Offered
Many of our students receive their training in a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. The blended learning model not only increases access for students, but better prepares them to be life-long learners as technicians today perform many day-to-day tasks and continuing education courses online or on a digital device.
The table below provides an overview of the programs taught by UTI owned and operated institutions, including the year a program was first offered at one of our campuses, the focus of the program, and the type of employment the program was designed to prepare graduates to obtain.

Program	Year Established	Program Focus	Target Job Placement(1)
Automotive	1965	Diagnose, service and repair automobiles	Entry-level service technicians in automotive dealer service departments or automotive repair facilities
Diesel	1968	Diagnose, service and repair diesel systems and industrial equipment	Entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities
Airframe and Powerplant	1969	Aircraft troubleshooting, hydraulics and pneumatics, powerplant lubrication systems and turbine engine operation	Entry-level opportunities in various areas of the aviation industry
Automotive/Diesel	1970	Diagnose, service and repair automobiles and diesel systems	Entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities
Motorcycle	1973	Diagnose, service and repair motorcycles and all-terrain vehicles	Entry-level service technicians in motorcycle dealerships and independent repair facilities
Marine	1991	Diagnose, service and repair boats	Entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs
Collision Repair and Refinishing	1999	How to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing	Entry-level technicians at OEM dealerships and independent repair facilities

Program	Year Established	Program Focus	Target Job Placement(1)
NASCAR	2002	Automotive training along with additional NASCAR-specific elective courses	Entry-level service technicians in automotive dealer service departments or automotive repair facilities, or opportunities in racing-related industries
Energy Technology	2007	Associate of Applied Science degree which focuses on power generation, wind power, compression technology and powerplant operations	Entry-level positions in the wind, nuclear, gas, coal, power distribution, or solar industries
Industrial Maintenance	2007	Diagnose, service, test and repair various types of machinery	Entry-level industrial maintenance technician in a wide range of industries including gas, coal, nuclear and solar industries
Wind Power	2007	Diagnose, service and repair wind turbine towers	Entry-level service technicians for the wind power industry
Aviation Maintenance Technology	2012	Perform inspections, routine maintenance and repairs to keep aircraft in operating condition	Entry-level service technicians in aviation repair stations and hangers, and on airfields
Heating, ventilation, air conditioning and refrigeration (HVACR)	2012	An awareness of safety procedures, knowledge of heating and cooling, familiarity with tools used in the industry, and the ability to perform a variety of manual skills	Entry-level service technicians in the heating and cooling industry
Welding	2017	How to weld various materials using a wide range of welding processes	Entry-level welders in the construction, structural, pipe, mechanical contracting and fabrication industries.
CNC Machining	2017
How to produce precision parts used in high-performance engines and a wide variety of trucks, motorcycles, cars and boats, and also in industrial applications, aerospace components and medical and surgical equipment
			Entry-level CNC operators in the manufacturing and mechanical fabrication industries
Robotics & Automation	2018	Robotics is the process of creating and using robots to complete certain tasks. Automation refers to the process of using technology to perform tasks typically completed by humans.	Entry-level technician in a variety of industries
Non-Destructive Testing	2019	Training in the discipline focused on the quality and serviceability of materials and structures	Entry-level technicians in a variety of industries, from oil and gas and manufacturing to power generation and aviation
(1)    Target job placement describes the type of employment the program was designed to prepare graduates to obtain. Graduates may also secure positions outside of the Target Job Placement, including, for example, parts associate, service technician, fabricator, paint and preparation, and shop owner or operator, among others.

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

We currently offer the following manufacturer-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by our manufacturer brand partners:

Manufacturer-Paid MSAT Programs Offered	Location
Fendt Technician Academy by AGCO	Lisle
Mercedes-Benz DRIVE	Mercedes-Benz facilities in Long Beach, California, Jacksonville, Florida, Robbinsville, New Jersey and Grapevine, Texas
Peterbilt Technician Institute	Lisle, Dallas/Ft. Worth
Porsche Technician Apprenticeship Program (PTAP)	Porsche facilities in Eastvale, California, Atlanta, Georgia, and Easton, Pennsylvania
Volvo Tekniker Apprenticeship Program(1)	Avondale, Volvo facility in Ridgeville, South Carolina
(1)    The Volvo South Carolina training facility launched in June 2022.
Student-Paid MSATs
We currently offer the following student-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by and/or developed in collaboration with our manufacturer brand partners:

Student-Paid MSAT Programs Offered	Location
UTI and NASCAR Tech Campuses
BMW FastTrack(1)	Avondale, Exton, Houston, Long Beach, Orlando
Cummins Engines	Avondale, Exton, Houston
Cummins Power Generation	Avondale
Daimler Trucks Finish First Program	Avondale, Lisle, Orlando
Ford Accelerated Credential Training (FACT)	Avondale, Rancho Cucamonga, Sacramento, Orlando, Lisle, Mooresville, Bloomfield, Exton, Houston
General Motors Technician Career Training	Avondale
Mopar TEC by Fiat Chrysler Automobiles US LLC	Mooresville
Toyota Professional Automotive Technician (TPAT)	Lisle, Rancho Cucamonga
MMI Campuses
American Honda Motor Company, Inc.	Avondale, Orlando
BMW Motorrad of North America, LLC	Avondale, Orlando
Harley-Davidson Motor Company	Avondale, Orlando
Kawasaki Motors Corporation, USA	Avondale, Orlando
Mercury Marine	Orlando
Suzuki Motor of America, Inc.	Avondale, Orlando
Volvo Penta of the Americas	Orlando
Yamaha Motor Corporation, USA	Avondale, Orlando
(1)    The BMW STEP program was replaced in fiscal 2022 with the BMW FastTrack Program, a student-paid MSAT program. The FastTrack program is targeted to expand the BMW footprint to seven UTI campuses, with Avondale and Orlando launched in January 2022, Long Beach launched in April 2022, Houston launched in May 2022 and Exton launched in August 2022. It is also expected to launch at Lisle in Spring 2023 and Miramar in Summer 2023.

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

We currently offer the following military base programs using vehicles, equipment, specialty tools and curricula provided by and/or developed in collaboration with certain manufacturer brand partners:

Military Base Programs Offered	Location
BMW Military Service Technician Education Program	Marine Corps Base Camp Pendleton in California U.S. Army Base Fort Bragg in North Carolina
Penske Premier Truck Group Technician Skills Program	Fort Bliss in El Paso, Texas

Affordability and Accessibility

During the year ended September 30, 2022, tuition at our UTI, MMI and NASCAR Tech campuses ranged from approximately $20,000 for our CNC program (lasting 36 weeks) to $60,000 for our Automotive and Diesel program with one specialized elective program (lasting 90 weeks). During fiscal 2022, tuition at our MIAT campuses ranged from approximately $20,000 for our Industrial Maintenance Technician program (lasting 28 weeks) to $50,000 for our Aviation Maintenance Technology program (lasting 96 weeks). During the year ended September 30, 2022, the average annual revenue per student was approximately $32,600, net of scholarships or grants funded by the institution. We are focused on making our training more affordable and accessible through financing options, proprietary loans, institutional and relocation grants, scholarships based on need and merit, and employer sponsored training and tuition reimbursement. During the year ended September 30, 2022, approximately 42% of our active students received a UTI-funded scholarship or grant and approximately 22% of active students received funding from the proprietary loan program.

To maximize student affordability and speed to completion, we are working with high schools across the nation to increase our Technical Education Institutional Grant (“TEIG”) agreements. The TEIG agreements allow students who have completed course(s) related to their selected program of study to receive a corresponding tuition credit for up to six courses. Our students may opt out of the courses provided they pass an Advanced Placement Opportunities Test for each selected course. We have approximately 5,200 curriculum-specific TEIG agreements in place across the country. This represents approximately 6% of the high schools covered by our admissions teams. We continue to identify new opportunities to expand the volume of these curriculum-specific TEIG agreements.

In response to growing demand for trained technicians, our industry partners and employers are increasingly willing to participate in our students’ cost of education by providing them with scholarship money and relocation assistance to attend school and by offering our graduates tuition reimbursement plans and competitive compensation and benefit packages, including signing bonuses, relocation grants and tool incentives. There are over 5,700 employer location incentive opportunities, which when made available make our training programs more affordable for students and may provide them with valuable relationships or employment opportunities following graduation.
Student Enrollment
We enroll students throughout the year, and courses typically start every three to six weeks. For the year ended September 30, 2022, our average number of undergraduate full-time active students was 12,838, representing an increase of approximately 11.7% as compared to 11,489 for the year ended September 30, 2021. A portion of this increase was due to our acquisition of MIAT which for the year ended September 30, 2022, had an average number of undergraduate full-time active students of 950. At September 30, 2022, our end of period number of undergraduate full-time active students was 14,380, an increase of 5.1% from our ending full-time enrollment of 13,682 at September 30, 2021.

Currently, our student body is geographically diverse. While our campus locations attract local students that live within 50 miles, we estimate that approximately 50% of our students elect to relocate to attend our programs, with this percentage varying across campuses and programs. Due to the seasonality of our business and normal fluctuations in student populations, we expect variability in our quarterly results. See "Seasonality" within Part II, Item 7 of this Annual Report on Form 10-K for further discussion of seasonal fluctuations in our revenues and operating results.

Graduate Employment
Identifying employment opportunities and preparing our graduates for their future careers is critical to our ability to deliver value to our graduates from their education. Accordingly, we dedicate significant resources to maintaining an effective career services team. Our campus-based staff facilitate several career development processes, including instruction and coaching for interview skills, interview etiquette and professionalism. Additionally, the career services team provides students with reference materials and assistance with the composition of resumes. Finally, we place emphasis on and devote significant time to assisting students with part-time and graduate job searches.

We also have a centralized department whose focus is to build and maintain relationships with potential and existing national employers and develop graduate job opportunities and, where possible, relocation assistance, sign-on bonuses, tool packages and tuition reimbursement plans with our manufacturer brand partners and other industry employers. Together, the campuses and centralized department coordinate and host career fairs, industry awareness presentations, interview days and employer visits to our campus locations. We believe that our graduate career services provide our students with a compelling value proposition and enhance the employment opportunities for our graduates and are a competitive differentiator from other education institutions.

Our employment rate for 2021 and 2020 graduates who were employed within one year of graduation was 82% and 80%, respectively. The employment calculation is based on all graduates, including those that completed MSAT programs, from October 1, 2020 to September 30, 2021 and October 1, 2019 to September 30, 2020, respectively, excluding graduates not available for employment because of continuing education, military service, medical reasons, incarceration, death or international student status. We count a graduate as employed based on a verified understanding of the graduate’s job duties to assess and confirm that the graduate’s primary job responsibilities are in his or her field of study. We verify employment by sending written verification requests to the graduate and/or the employer or collecting written information with all required elements. Verifications must include employer name, job duties, job title, hire date and employer contact information. Once we receive written verification from either source, the graduate is classified as employed in field as long as all verification requirements are met. If any information provided in a written format requires clarification, a call is made to clarify certain elements with notes documented in our student database. In instances where we are unable to obtain written verification, we also classify graduates as employed in field if we are able to obtain verbal verification, collecting the same information as noted above, from both the graduate and the employer. We periodically review a sample of employment verifications to ensure accuracy.

The table below summarizes the graduate employment rate data(1):

	Year Ended September 30,
	2021	2020
Graduate employment rate	82%	80%
Graduates	7,308	6,832
Graduates available for employment	6,914	6,476
Graduates employed	5,692	5,176
(1)    We completed the acquisition of MIAT on November 1, 2021. As such, this table does not include the graduate employment rate data for MIAT graduates.
Competition
The for-profit, postsecondary education industry is highly competitive and highly fragmented, with no one provider controlling significant market share. We compete with other institutions that are eligible to receive Title IV funding, including not-for-profit public and private schools, community colleges and for-profit institutions which offer automotive, diesel, collision repair, motorcycle, marine, welding, CNC machining, aviation, HVACR, robotics, and closely related skilled trades training programs. Our competition differs in each market depending on the curriculum we offer and the availability of other choices, including job prospects. Other competitive factors that influence our ability to attract new students include the employment market, community colleges, other career-oriented and technical schools, and the military.

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

Human Capital Management

As of September 30, 2022, we had approximately 1,950 full-time employees, including approximately 650 instructors, 350 admissions representatives, and 600 student support employees.

Each of our employees plays a key role in our mission to serve students, partners and communities by providing quality education and training for in-demand careers. We believe that diversity, equity, and inclusion (“DE&I”) among our employees is essential in this process, as a truly innovative educational institution relies on a wealth of backgrounds and experiences to enhance student outcomes. We have a Director of Diversity, Equity, and Inclusion who is responsible for setting the DE&I strategy and roadmap to ensure that we meet our objectives both internally, of creating a company where everyone feels they belong, and externally, by working closely with our marketing and talent acquisition function to attract diverse talent. To attract a truly diverse workforce, we strive to instill a culture where employees are encouraged to draw upon their own unique skills and perspectives when engaging with our growing and diverse student population.

Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in our course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. A majority of our existing instructors have a minimum of five years’ experience in the industry and an average of seven years of experience teaching at UTI.

We employ field, military and campus-based admissions representatives who work directly with prospective students to facilitate the enrollment process. Additionally, each school has a support team that typically includes a campus president, an education director, a financial aid director, a student services director, and an career services director.

We believe our management team has the experience necessary to effectively implement our growth and diversification strategy and continue to drive positive educational and employment outcomes for our students. For discussion of the risks relating to the attraction and retention of management and executive management employees, see Item 1A. “ Risk Factors.”

Environmental Matters
We use hazardous materials at our training facilities and campuses and generate small quantities of regulated waste, including, but not limited to, used oil, antifreeze, transmission fluid, paint, solvents, car batteries and aircraft batteries. As a result, our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. Certain of our campuses are required to obtain permits for our air emissions. In the event we do not maintain compliance with any of these laws and regulations, or if we are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties.

Regulatory Environment

Our institutions are subject to extensive regulatory requirements imposed by a wide range of federal and state agencies, as well as by institutional and programmatic accreditors. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, to revise or expand our educational programs, and to change our corporate structure and ownership.

The approvals granted by these entities permit our schools to operate and to participate in a variety of government-sponsored financial aid programs that assist students in paying for their education. The most significant of these is the federal student aid programs administered by the ED pursuant to HEA Title IV Programs. Generally, to participate in Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements.

We also are subject to oversight by other federal agencies including the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), the Federal Trade Commission (“FTC”), the Internal Revenue Service and the Departments of Veterans Affairs (“VA”), Defense (“DOD”), Treasury, Labor, and Justice. Below, we discuss certain elements of this regulatory environment.

State Authorization

To operate and offer postsecondary programs, and to be certified to participate in Title IV Programs, each of our institutions must obtain and maintain authorization from the state in which it is physically located (“Home State”). To engage in educational or recruiting activities outside of its Home State, each institution also may be required to obtain and maintain authorization from the states in which it is educating or recruiting students. The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations, and other operational matters. Some states prescribe standards of financial responsibility and mandate that institutions post surety bonds. Many states have requirements for institutions to disclose institutional data to current and prospective students, as well as to the public, and some states require that our schools meet prescribed performance standards as a condition of continued approval. States can and often do revisit, revise, and expand their regulations governing postsecondary education and recruiting.

Our institutions are also authorized to participate in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. SARA is overseen by a national council (“NC-SARA”) and administered by four regional education compacts. As of September 2022, 49 states (all but California), the District of Columbia, Puerto Rico and the U.S. Virgin Islands have joined SARA. Each of our institutions holds the state and/or SARA authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities.

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

We strive to maintain the highest standards. Currently 13 of our campuses are classified as ACCSC Schools of Excellence or ACCSC Schools of Distinction. Six of our campuses have achieved this award twice in their history, and one campus has received this award three times in its history.

The table below sets out the renewal cycle for each of our schools:

Campus	Accreditation Expiration	Renewal Status	On-Site Evaluation
Long Beach, California	September 2022	In Process	November 2022
Exton, Pennsylvania(1)	October 2022	In Process	Est FY23
Houston, Texas (MIAT)(2)	December 2022	In Process	Est FY23
Dallas/Ft. Worth, Texas(1)	March 2023	In Process	Est FY23
Sacramento, California(1)	December 2023	Renewed	March 2017
Mooresville, North Carolina; NASCAR Technical Institute (NASCAR Tech)(1)	December 2024	Renewed	July 2018
Avondale, Arizona(1)	February 2025	Renewed	February 2019
Orlando, Florida(1)	February 2025	Renewed	August 2018
Houston, Texas(1)	February 2025	Renewed	September 2018
Lisle, Illinois(1)	February 2025	Renewed	December 2018
Rancho Cucamonga, California(1)	February 2025	Renewed	March 2019
Avondale, Arizona; Motorcycle Mechanics Institute (MMI)(1)	May 2025	Renewed	April 2019
Bloomfield, New Jersey(2)	May 2025	Renewed	December 2019
Canton, Michigan (MIAT)(2)	July 2026	Renewed	October 2021
Austin, Texas(3)	May 2024	Approved	Est FY25
Miramar, Florida(3)	September 2024	Approved	Est FY25
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
(3) New schools are initially accredited for a two year term after which they are then eligible to renew for the longer five or six year renewal cycle.

Title IV Programs

The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. All of our institutions are certified to participate in Title IV Programs. The HEA, which authorizes Title IV Programs, has not been comprehensively reauthorized since 2008. Despite repeated attempts, Congress has not completed a full reauthorization since then. In addition to HEA reauthorization, policies directly related to Title IV Programs and funding for those programs may be impacted by the annual budget and appropriations process as well as by other legislation. At this time, we cannot predict all or any of the changes that Congress may ultimately make, and any of those changes could potentially have a material adverse effect on our business and operations.

In fiscal year 2022, we derived approximately 67% of our revenues, on a cash basis as defined by ED, from Title IV Programs. We derived approximately 49% of our revenues, on a cash basis, from the Direct Loan program, pursuant to which ED makes loans to students or their parents. We derived approximately 18% of our revenues, on a cash basis, from the Pell program, pursuant to which ED makes grants to students who demonstrate financial need. And we derived less than 1% of our revenues, on a cash basis, from the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. FSEOG grants are designed to supplement Pell grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under this program.

The Title IV Program statutes and regulations are applied primarily on an institutional basis. The HEA defines an “institution” as a main campus and its additional locations. Pursuant to this definition, ED recognizes UTI as owning and operating four institutions (“OPE IDs”), organized as follows:

Institution:	Universal Technical Institute of Arizona
Main campus:	Universal Technical Institute, Avondale, Arizona
Additional campuses:	Universal Technical Institute, Lisle, Illinois
Universal Technical Institute, Long Beach, California
Universal Technical Institute, Miramar, Florida
Universal Technical Institute, Rancho Cucamonga, California
NASCAR Technical Institute, Mooresville, North Carolina

Institution:	Universal Technical Institute of Phoenix
Main campus:	Universal Technical Institute DBA Motorcycle Mechanics Institute, Motorcycle & Marine Mechanics Institute, Avondale, Arizona
Additional campuses:	Universal Technical Institute, Sacramento, California
Universal Technical Institute, Orlando, Florida for the following divisions:
Motorcycle Mechanics Institute, Orlando, Florida
Marine Mechanics Institute, Orlando, Florida
Automotive, Orlando, Florida

Institution:	Universal Technical Institute of Texas
Main campus:	Universal Technical Institute, Houston, Texas
Additional campuses:	Universal Technical Institute, Exton, Pennsylvania
Universal Technical Institute, Dallas/Ft. Worth, Texas
Universal Technical Institute, Bloomfield, New Jersey
Universal Technical Institute, Austin, Texas

Institution:	MIAT College of Technology
Main campus:	MIAT College of Technology, Canton, Michigan
Additional campuses:	MIAT College of Technology, Houston, Texas

Generally, to participate in Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. To obtain and maintain certification, institutions also must demonstrate ongoing compliance with the HEA and its extensive and complex implementing regulations; regulations that ED frequently revisits, revises, and expands. Because all of our institutions are certified to participate in Title IV Programs, they must all comply with this complex framework of statutes, regulations, and guidance, and undergo detailed oversight and review. Below, we discuss the core components of the Title IV Programs’ regulatory framework.

Eligibility and Recertification

All institutions participating in the Title IV Programs must first establish their eligibility to do so. The Program Participation Agreement (“PPA”) document serves as ED’s formal recognition that an institution and its associated additional locations have satisfied this requirement, and are authorized to participate in Title IV Programs for a specified period of time. An institution seeking to expand its activities in certain ways, such as opening an additional location or raising the highest academic credential it offers, must obtain approval from ED. Every institution is also required to periodically renew its certification by applying for continued certification before its current term of certification expires. Terms of certification are typically six years, but can be three years or shorter. We received fully recertified PPAs for Universal Technical Institute of Texas, Universal Technical Institute of Arizona and Universal Technical Institute of Phoenix in June 2022, which will expire June 30, 2024.

The 90/10 Rule

As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to comply with the 90/10 rule. Under the current 90/10 rule, to remain eligible to participate in the federal student aid programs, a proprietary institution cannot derive more than 90% of its revenues for each fiscal year from Title IV Program funds. A proprietary institution is subject to sanctions if it exceeds the 90% level for a single year, and loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs, as applicable, for two consecutive fiscal years.

In 2021, President Biden signed into law the American Rescue Plan Act of 2021 (“ARPA”), which amended the 90/10 rule. Section 2013 of the ARPA amended the rule to require covered institutions to derive at least 10% of their revenue from sources other than “Federal education assistance funds.” The phrase “Federal education assistance funds” was broadly defined as “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution.” Congress directed ED to clarify the impact of this change with new regulations. ED published a new proposed 90/10 rule on July 28, 2022 and a final rule on October 28, 2022. This rule takes effect July 1, 2023 and applies to any annual audit submission for a proprietary institutional fiscal year beginning on or after January 1, 2023.

Significantly, pursuant to this proposed rule, “Federal education assistance funds” would include most educational assistance funds provided by a Federal agency to an institution or a student to cover tuition, fees and other institutional charges, including funds provided by the VA or DOD.

We regularly monitor compliance with the 90/10 requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year. As of September 30, 2022, our institutions’ annual Title IV percentages as calculated under the current 90/10 rule ranged from approximately 64% to 70% between our institution’s four OPE IDs. Based on our review of the final 90/10 rule, including the scope of the phrase “Federal education assistance funds” we do not believe our ability to comply with 90/10 requirements will be materially impacted once the new rule takes effect.

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

The following tables set forth the most recent three-year cohort default rates for our institutions:

	Three-Year Cohort Default Rates for
	Cohort Years Ended September 30, (1)
Institution:	2019(2)	2018	2017
Universal Technical Institute of Arizona	3.1%	11.9%	13.8%
Universal Technical Institute of Phoenix	3.7%	11.9%	14.0%
Universal Technical Institute of Texas	2.7%	12.1%	16.1%
MIAT College of Technology(3)	1.9%	15.4%	21.8%

All proprietary postsecondary institutions (4)	3.1%	11.2%	14.7%
(1)     Based on information published by ED.
(2)    Due to the COVID-19 pandemic, ED paused all loan payments from March 13, 2020 through December 31, 2022. This has significantly decreased the default rates starting with the 2019 Cohort.
(3) We completed the acquisition of MIAT on November 1, 2021. As a result, the cohort default rates presented here relate to periods prior to our ownership. However, since these rates affect our current collection timing on disbursements of federal student loans, we have included the rates within the table.
(4) Includes other proprietary institutions beyond UTI.

An institution whose cohort default rate exceeds 30% in consecutive fiscal years may be subject to conditions and restrictions, and will lose eligibility if the rate remains above 30% three years in a row. An institution also will lose eligibility if its rate exceeds 40% for any fiscal year. As demonstrated in the table above, none of our institutions had a three-year cohort default rate of 30% or greater for 2019, 2018 or 2017, for the three most recent FFYs with published rates. An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. As of September 30, 2022, Universal Technical Institute of Texas and MIAT College of Technology were subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers due to a three-year cohort default rate that was 15% or greater for one of the three most recent years.

Financial Responsibility

All institutions participating in Title IV Programs also must satisfy specific ED standards of financial responsibility. Among other things, an institution must meet all of its financial obligations, including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, comply with certain past performance requirements, and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. Each year, ED also evaluates institutions’ financial responsibility by calculating a “composite score,” which utilizes information provided in the institutions’ annual audited financial statements. The composite score is based on three ratios: (1) the equity ratio which measures the institution’s capital resources, ability to borrow and financial viability; (2) the primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and (3) the net income ratio which measures the institution’s ability to operate at a profit.

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

ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. ED has not required us currently to post a letter of credit on behalf of any of our schools. ED has required us to provide certain information on a regular basis following our issuance of preferred stock on July 15, 2016, and we continue to provide monthly reports to ED pursuant to such direction. For our year ended September 30, 2022, we calculated our composite score to be 2.3. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements.

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

ED may also determine that an institution is not able to meet its financial or administrative obligations if one of the following discretionary triggering events occurs and is likely to have a material adverse effect on the financial condition of the institution:

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
•The institution did not receive at least 10% of its revenue in compliance with the 90/10 rule for its most recently completed fiscal year as calculated by ED;
•The institution has high annual drop-out rates as calculated by ED; or
•The institution’s two most recent official cohort default rates are 30% or greater, as determined under the regulations and unless the institution has a pending or successful appeal that sufficiently reduces at least one of the rates.
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

Title IV Program Rulemaking
ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which the agency revisits, revises, and expands the complex and voluminous Title IV Program regulations. Currently, ED is conducting two significant, negotiated rulemaking efforts to revise rules concerning 16 different issue areas.

Between October and December of 2021, the Affordability and Student Loans committee negotiated new rules relating to nine issue areas: (1) borrower defense to repayment, (2) closed school loan discharges, (3) total and permanent disability discharges, (4) false certification discharges, (5) income-driven loan repayment plans, (6) interest capitalization on Federal student loans, (7) pre-dispute arbitration and class action waiver clauses, (8) Pell Grants for prison education programs, and (9) Public Service Loan Forgiveness. Shortly thereafter, between January and March 2022, the Institutional and Programmatic Eligibility committee considered new rules relating to seven issue areas: (1) the 90/10 rule, (2) ability to benefit, (3) certification procedures for participation in Title IV Programs, (4) change of ownership and control, (5) financial responsibility, (6) gainful employment, and (7) standards of administrative capability.

On October 28, 2022, ED published a final rule amending regulations governing Pell Grants for prison education programs, the 90/10 rule, and changes in ownership and control, effective July 1, 2023. On November 1, 2022, ED published a final rule governing borrower defense to repayment rule, closed school loan discharges, pre-dispute arbitration and class action waiver clauses, interest capitalization on Federal student loans, Public Student Loan Forgiveness, total and permanent disability discharges, and false certification discharges, also effective July 1, 2023. The regulated community is awaiting proposed rules on the remaining topics covered by ED’s negotiated rulemakings. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships.

ED Non-Discrimination Rulemakings

As a condition of receiving federal financial assistance, we are responsible for complying with applicable laws and regulations promulgated by ED regarding non-discrimination. On July 12, 2022, ED published a proposed rule to amend the regulations implementing Title IX of the Education Amendments of 1972 (“Title IX”). This proposed rule represents a significant revision of the current rules. ED also has indicated that it will be proposing a rule to amend regulations related to nondiscrimination on the basis of disability in the Spring of 2023. We devote significant effort to complying with non-discrimination laws and regulations. We are monitoring all proposed non-discrimination rules and will carefully review any proposed or final regulations promulgated by ED.

Department of Veterans Affairs Benefit Programs

Some of our students receive financial aid from VA benefit programs. In 2022, we derived approximately 13% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA, including that the institution report on the enrollment status of eligible students; maintain student records and make such records available for inspection; follow rules applicable to the individual benefits programs; and comply with applicable limits on the percentage of students receiving certain veterans’ benefits on a program and campus basis.

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

The VA imposes limitations on the percentage of students per program receiving benefits under certain veterans’ benefits programs, unless the program qualifies for certain exemptions. This rule, the 85/15 Rule, prohibits paying VA benefits to students enrolling in a program when more than 85% of the students enrolled in that program are having any portion of their tuition, fees, or other charges paid for them by the school or VA. If the ratio of supported students to non-supported students exceeds 85% at the time a new VA student enters or reenters (such as after a break in enrollment), the student cannot be certified to receive benefits in the program.

If the VA determines that a program is out of compliance with these limitations, the VA will continue to provide benefits to current students, but new students will not be eligible to use their veterans’ benefits for an affected program until we demonstrate compliance. Additionally, the VA requires a campus be in operation for two years before it can apply to participate in VA benefit programs. With the exception of our two newest campuses in Austin, Texas and Miramar, Florida which opened between May and August 2022, all of our campuses are eligible to participate in VA education benefit programs.

In 2012, President Obama signed an Executive Order directing the DOD, VA and ED to establish “Principles of Excellence” (“Principles”), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding for service members, veterans and family members. As requested, we provided written confirmation of our intent to comply with the Principles to the VA in June 2012. We are required to comply with the Principles to continue recruitment activities on military installations. Additionally, there is a requirement to possess a memorandum of understanding (“MOU”) with the DOD as well as with certain individual installations. Our access to bases for student recruitment has become more limited due to recent changes in the Transition Assistance Program (Transition Goals, Plans, Success) and increased enforcement of the MOU requirement. Each of our institutions has an MOU with the DOD. We have MOUs with certain key individual installations and are pursuing MOUs at additional locations; however, some installations will not provide MOUs to institutions that do not teach at the installation. We continue to strengthen and develop relationships with our existing contacts and with new contacts in order to maintain and rebuild our access to military installations.
Other Federal and State Student Aid Programs
Some of our students receive financial aid from federal sources other than Title IV or VA Programs, such as from the DOD or under the Workforce Innovation and Opportunity Act. Additionally, some states provide financial aid to our students in the form of grants, loans or scholarships. Our Long Beach, Rancho Cucamonga and Sacramento, California campuses, for example, are currently eligible to participate in the Cal Grant program. All of our institutions must comply with the eligibility and participation requirements applicable to each of these funding programs, which vary by funding agency and program.
Consumer Protections Laws and Regulations
As a postsecondary educational institution, we are subject to a broad range of consumer protection and other laws, such as recruiting, marketing, the protection of personal information, student financing and payment servicing, enforced by federal agencies such as the FTC and CFPB and various state agencies and state attorneys general. We devote significant effort to complying with state and federal consumer protection laws.
We received a January 18, 2022 letter from the CFPB explaining that it was assessing whether UTI “is subject to the CFPB’s supervisory authority based on its activities related to student lending.” The CFPB’s letter then requested certain information about extensions of credit to our students; generally explained the source and scope of the CFPB’s regulatory authority; and advised that, after it reviewed the requested materials, the CFPB “anticipates providing guidance regarding whether UTI is subject to CFPB’s supervisory authority.” We have provided the requested information and are awaiting further guidance, if any, from the CFPB.
We, along with 69 other proprietary institutions, received an October 6, 2021 letter from the FTC providing notice that engaging in deceptive or unfair conduct in the education marketplace violates consumer protection laws and could lead to significant civil penalties. The notice stated that an institutions receipt of the letter “does not reflect any assessment as to whether they have engaged in deceptive or unfair conduct,” and the FTC did not request any information.
Federal Student Loan Forgiveness
On August 24, 2022, the Biden administration announced a student loan relief plan. Under this plan, the Department will provide up to $20,000 in debt relief to Pell Grant recipients with loans held by the Department and up to $10,000 in debt relief to non-Pell Grant recipients. Borrowers are eligible for this relief if their individual income is less than $125,000 or $250,000 for households. The plan is currently subject to a number of legal challenges in court. Should the plan survive judicial scrutiny, we expect many of our alumni and a portion of our current students as of this filing, would qualify for and take advantage of this relief.

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
As detailed in “Business - Regulatory Environment,” our institutions are subject to extensive regulatory requirements imposed by a wide range of federal and state agencies, as well as by our institutional accreditor. These requirements, which are subject to frequent change, cover virtually every aspect of our schools’ operations. The approvals granted by these entities permit our schools to operate and to participate in a variety of government-sponsored financial aid programs, including Title IV Programs, from which we derived approximately 67% of our revenues, on a cash basis, in fiscal year 2022. If our institutions fail to comply with any of these regulatory requirements, our regulators could take an array of actions, including, without limitation, revocation of the approval granted by the agency. Any such adverse action could adversely affect our cash flows, results of operations and financial condition, and could include the imposition of significant operating restrictions upon us. We cannot predict with certainty how each regulatory body will apply its requirements or whether each of our schools will be able to comply with all of the requirements in the future.
Failure to maintain eligibility to participate in Title IV Programs could materially and adversely affect our business.
Title IV Program requirements, as described in “Business - Regulatory Environment-Title IV Programs,” are complex, at times imprecise, and subject to changing interpretations. In the event an institution violates these requirements, ED could impose sanctions or limitations, or terminate an institution’s Title IV Program eligibility. Forms of noncompliance that could result in sanctions or limitations, or cause the institution to lose its eligibility to participate in some or all Title IV Programs, include, without limitation, failures to: maintain state authorizations; maintain institutional accreditations; satisfy ED’s administrative capability standards; satisfy ED’s loan default rate thresholds; correctly calculate and timely return unearned Title IV Program funds received for students who withdraw before completing their educational programs; correctly determine whether students are making satisfactory academic progress in their programs and, as such, remain eligible to receive Title IV Program funds; satisfy ED’s financial responsibility standards; and comply with the 90/10 rule, the substantial misrepresentation rules or the incentive compensation rule. Types of sanctions or limitations ED might impose upon an institution include, without limitation: requiring the repayment of Title IV Program funds; imposing a less favorable payment system for the institution’s receipt of Title IV Program funds; placing an institution on provisional certification status; commencing a proceeding to impose a fine or to limit, suspend, or terminate the institution’s participation in Title IV Programs; or declining to renew the institution’s program participation agreement. Such sanctions or limitations, including the loss of Title IV Program eligibility by any of our current or future institutions, could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition. For more information, see “Business - Regulatory Environment - Title IV Programs.”
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
As discussed in “Business - Regulatory Environment - Other Federal and State Student Aid Programs,” to participate in veterans’ benefits programs, including the Post-9/11 GI Bill, the Montgomery GI Bill, the REAP, and VA Vocational Rehabilitation, our institutions must comply with certain requirements applicable to these programs. If we fail to comply with these requirements, we could lose our eligibility to participate in veterans’ benefits programs, which could have a material adverse effect on our operations, cash flows, results of operations, or financial condition. Future legislative or regulatory initiatives that could negatively impact the funding we receive from veterans’ benefits programs include, without limitation: (i) proposals to restrict access to military installations for student recruitment; (ii) a reduction in appropriations for veterans’ benefits programs, or an extended government shutdown; (iii) an inability to secure approvals in one or more states, delays in the process for obtaining approvals, or the revocation of an approval; (iv) changes in the interpretation and application of the 85/15 rule, which prohibits paying VA benefits to students enrolling in a program where more than 85% of the students enrolled in that program have any portion of their tuition, fees, or other charges paid for them by the institution or the VA; and (v) changes in the interpretation and application of the VA rules governing the classification and treatment of blended coursework, and the eligibility of such coursework for veterans’ benefits programs.
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
Because all Title IV Program student loans (other than Perkins loans) are now processed under the Direct Loan (“DL”) program, any disruption in our ability to process student loans through the DL program, either because of administrative challenges on our part or the inability of ED to process the increased volume of loans through the DL program on a timely basis, could impact our students’ ability to timely obtain their student loans and have a material adverse effect on our operations, cash flows, results of operations, or financial condition.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.
Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance by government agencies, regulatory agencies and third parties alleging noncompliance with applicable standards. Each of our institutions’ administration of Title IV Program funds must be audited annually by independent accountants and the resulting audit report must be submitted to ED for review. Moreover, we may be subject to a compliance audit as a condition of the Higher Education Emergency Relief Fund (“HEERF”) award. We are also subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, alleged violations of federal and state laws, including consumer protection laws applicable to activities of postsecondary educational institutions, false claims made to the federal government and routine employment matters. While we are committed to strict compliance with all applicable laws, regulations, and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to successfully defend against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of regulatory approvals or Title IV Program funding or other federal and state funding, injunctions or other penalties. We could also incur substantial legal costs that are not covered or are in excess of our insurance coverage. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Additionally, given the significant public scrutiny being placed on the sector we operate in, numerous state attorneys general have initiated investigations of for-profit schools operating in their state. Changes occurring at the federal or state level, as well as our financial performance in recent years, may spur further action or additional reporting requirements by state attorneys general, Congressional leadership or state licensing bodies.
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
The operations of companies in the education and training services industry, including us, are subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the SEC, the FTC, state governmental agencies and attorneys general, ED and other federal agencies. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. These investigations of, or regulatory actions against, specific companies in the education and training services industry could have a negative impact on our industry as a whole and on our stock price. Furthermore, the outcome of such investigations and any accompanying adverse publicity could negatively affect student enrollment and heighten the risk of class action lawsuits against us, which could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.
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
The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions globally. The extent to which COVID-19, like any other rapidly spreading contagious illness, may impact our business and operations will depend on a variety of factors beyond our control, including the actions of governments, businesses and other enterprises in response to the COVID-19 pandemic, the effectiveness of those actions, and vaccine availability, distribution and adoption, all of which cannot be predicted with any level of certainty. We believe that the spread of COVID-19 could adversely impact our business and operations, including as a result of workforce limitations and travel restrictions and related government actions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations and enrollment may be negatively impacted. Finally, state and federal regulators, including the ED, are augmenting existing regulatory processes, waiving others, and overseeing various emergency relief and aid programs. It is highly uncertain how long such regulatory accommodations will continue, or how long and in what amount emergency relief and aid funds will continue to be available. We also cannot predict the types of conditions that may be attached to participation in emergency relief and aid programs, and whether and to what extent compliance with such conditions will be monitored and enforced.
If further outbreaks occur and students elect to take a leave of absence, withdraw, or do not make up the required in person labs on a timely basis, our revenues could be impacted in fiscal 2023.
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
We teach our UTI and MMI programs at leased campus locations in Orlando, Florida, and have signed a lease for a new campus in Miramar, Florida, both areas that can experience tropical storms and hurricanes, severe storms, floods, coastal storms, tornadoes and power outages. We also lease three campus locations in California and four campus locations in Texas, all in areas that have historically been susceptible to severe weather events.
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

We are party to debt arrangements that contain restrictive covenants, and if we are unable to comply with these covenants then the lenders could declare an event of default wherein we may need to immediately repay the amounts due under the respective debt arrangements.

On May 12, 2021, we entered into a Credit Agreement with Fifth Third Bank, National Association to finance the Avondale, Arizona property that we purchased in December 2020, via a term loan in the maximum principal amount of $31.2 million with a maturity of seven years (the “Avondale Loan”). We are required to make monthly payments of principal plus accrued interest. As of September 30, 2022, $30.1 million in principal was outstanding under the Avondale Loan. In addition, borrowings under the Credit Agreement are secured by a first priority lien on our Avondale, Arizona property, including all land and improvements.

On April 14, 2022, our subsidiary entered into a new Loan Agreement with Valley National Bank, to fund the acquisition and retirement of the term loan acquired with the Lisle Campus, via a term loan in the original principal amount of $38.0 million with a maturity of seven years (the “Lisle Loan”). We are required to make monthly payments of principal plus accrued interest. As of September 30, 2022, $38.0 million in principal was outstanding under the Lisle Loan. The Lisle Loan is secured by a mortgage on the Lisle Campus and is guaranteed by the Company.

Both the Avondale Loan and the Lisle Loan (collectively the “Term Loans”) impose various restrictions and contain customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations and certain limitations on restricted payments; and limitations on liens, encumbrances and indebtedness. If we fail to comply with the covenants or payments specified in the Term Loans, the lenders could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. The amount of our outstanding indebtedness could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A portion of our Term Loans bear interest at variable rates. We have entered into interest rate swap agreements with the lenders that effectively fix the interest rates on 50% of the principal amount of the loan at 3.5% for the Avondale Loan and at 4.69% for the Lisle Loan. However, increases in interest rates with respect to any amount of our debt not covered by the interest rate swaps could increase the cost of servicing our debt and could reduce our profitability and cash flows. Such increases may occur from changes in regulatory standards or industry practices, such as the upcoming transition away from LIBOR as a benchmark reference for short-term interests. Such a transition may result in the usage of a higher reference rate for our variable rate debt. Excluding the effect of the interest rate swaps on the Term Loans, each 10.0% increase in interest rates on the Term Loans would increase our annual interest expense by $3.4 million based on balances outstanding under the Term Loans as of September 30, 2022.

The proprietary loan program could have a negative effect on our results of operations.

The proprietary loan program enables students who have utilized all available government-sponsored or other financial aid and have not been successful in obtaining private loans from other financial institutions, for independent students, or PLUS loans, for dependent students, to borrow a portion of their tuition if they meet certain criteria.

Under the proprietary loan program, the bank originates loans for our students who meet specific credit criteria with the related proceeds to be used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all the related credit and collection risk. See Note 2 of the notes to our Consolidated Financial

Statements within Part II. Item 8 of this Annual Report on Form 10-K for further discussion of activity under the proprietary loan program.

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

Federal, state and local laws and general legal and equitable principles relating to the protection of consumers can apply to the origination, servicing and collection of the loans under the proprietary loan program. Any violation of various federal, state or local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans or may limit our ability to collect all or part of the principal or interest on the loans. This may be the case even if we are not directly responsible for the violations by such parties.

The proprietary loan program may also be subject to oversight by the CFPB, which could result in additional reporting requirements or increased scrutiny. Other proprietary postsecondary institutions have been subject to information requests from the CFPB with regard to their private student loan programs. The possibility of litigation, and the associated cost, are risks associated with the proprietary loan program. At least two proprietary education institutions have been subject to lawsuits under the Consumer Financial Protection Act of 2010; the institutions are accused of having unfair private student loan programs and of allegedly engaging in certain abusive practices, including interfering with students' ability to understand their debt obligations and failing to provide certain material information.

Changes in laws or public policy could negatively impact the viability of the proprietary loan program and cause us to delay or suspend the program. Additionally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the proprietary loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all. All of these factors could result in the proprietary loan program having a material adverse effect on our cash flows, results of operations and financial condition.

We rely on third parties to originate, process and service loans under our proprietary loan program. If these companies fail or discontinue providing such services, our business could be harmed.

A state chartered bank with a small market capitalization originates loans under the proprietary loan program. If the bank no longer provides service under the contract, we do not currently have an alternative bank to fulfill the demand. There are a limited number of banks that are willing to participate in a program such as the proprietary loan program. The time it could take us to replace the bank could result in an interruption in the loan origination process, which could result in a decrease in our student populations. Furthermore, a single company processes loan applications and services the loans under the proprietary loan program. There is a 90-day termination clause in the contract under which they provide these services. If this company were to terminate the contract, we could experience an interruption in loan application processing or loan servicing, which could result in a decrease in our student populations.

We have goodwill, which may become impaired and subject to a write-down.

Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge is recognized as an expense in the period in which impairment is identified. Our total recorded goodwill was $16.9 million as of September 30, 2022. Of this balance, $8.6 million relates to our acquisition of MIAT in November 2021. The remaining $8.2 million relates to our MMI Orlando, Florida campus and resulted from the acquisition of our motorcycle and marine education business in 1998. We perform our annual goodwill impairment assessment as of August 1 of each fiscal year. Future assessments of goodwill could result in reductions. Any reduction in net income and operating income resulting from the write-down or impairment of goodwill could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our common stock, we may be required to impair goodwill in future periods.

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

As of September 30, 2022, as a result of the removal of the Conversion Cap and the Investor Voting Cap, but subject to the Continuing Caps remaining in place with respect to the Series A Preferred Stock distributed to the Affiliated Holders, the Unaffiliated Holders and the Affiliated Holders were entitled to vote their Series A Preferred Stock in an amount equal to 12,288,260 shares of common stock on a fully diluted basis. Those holders may also convert such shares of Series A Preferred Stock and receive approximately 30.03 shares of common stock for each share of Series A Preferred Stock converted, resulting in our issuance of up to 12,288,260 shares of common stock if such shares of Series A Preferred Stock were all converted. On a fully converted basis, the shares of Series A Preferred Stock are convertible into 20,296,847 shares of common stock. Holders of shares of Series A Preferred Stock are entitled to vote with the holders of shares of common stock and any other class or series similarly entitled to vote with the holders of common stock and not as a separate class, at any annual or special meeting of stockholders, and may act by written consent in the same manner as the holders of common stock, on an as converted basis. Shares of Series A Preferred Stock are convertible to common stock at any time at the option of the holder, subject to the Continuing Caps.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Campuses and Other Properties

The following sets forth certain information relating to our campuses and corporate headquarters as of September 30, 2022. Many of the leases are renewable for additional terms at our option. Our facilities are utilized consistent with management’s expectations, and we believe such facilities are suitable and adequate for currently identifiable requirements and that additional space, if needed, can be obtained on commercially reasonable terms to meet any future requirements.

Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Campus locations:
Arizona (Avondale)(1)	UTI/MMI	283,000	Owned	N/A
Arizona (Phoenix)(1)	MMI	33,000	Leased	December 2022
California (Long Beach)	UTI	137,000	Leased	August 2030
California (Rancho Cucamonga)	UTI	148,000	Leased	September 2031
California (Sacramento)	UTI	117,000	Leased	February 2033
Florida (Miramar)	UTI	103,000	Leased	March 2032
Florida (Orlando)(2)	UTI/MMI	188,000	Leased	August 2029 and April 2031
Illinois (Lisle)	UTI	187,000	Owned	N/A
Michigan (Canton)	MIAT	125,000	Leased	April 2036
New Jersey (Bloomfield)	UTI	102,000	Leased	December 2030
North Carolina (Mooresville)	NASCAR Tech	146,000	Leased	October 2030
Pennsylvania (Exton)	UTI	129,000	Leased	October 2029
Texas (Dallas/Ft. Worth)	UTI	95,000	Owned	N/A

Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Texas (Houston)	UTI	172,000	Owned	N/A
Texas (Houston)	MIAT	54,000	Leased	June 2029
Texas (Austin)	UTI	107,000	Leased	October 2032

Other locations:
Arizona (Phoenix)(3)	Corporate Headquarters	21,000	Leased	February 2027
(1)    During fiscal 2021, we purchased our Avondale, Arizona campus for approximately $45.2 million, including closing costs and other fees. During fiscal 2022, we completed the consolidation of our MMI Phoenix, Arizona campus into the Avondale, Arizona location which resulted in a reduction of approximately 164,000 leased square feet. The square footage noted for MMI Phoenix represents the remaining unoccupied space as of September 30, 2022 under the lease obligation that expires as of December 31, 2022.
(2)    During fiscal 2022, we completed the consolidation of our Orlando, Florida campus into one site with 188,000 square feet. The net square footage reduction as a result of the campus optimization plan was approximately 75,000 square feet.
(3)    In September 2022, we executed an amendment for our Corporate Headquarters lease which reduced the leased square footage by approximately 8,000 square feet and extended the lease term to February 2027.
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

The closing price of our common stock as reported by the NYSE on December 5, 2022 was $7.30 per share. As of December 5, 2022, there were 22 holders of record of our common stock.

Dividends

On June 9, 2016, our board of directors voted to eliminate the quarterly cash dividend on our common stock. Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions.

Repurchase of Securities

On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We did not repurchase any shares during the year ended September 30, 2022.

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference in such filing.

The graph below compares our annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Russell 2000 Index and our peer group index. The peer group consists of the companies identified below, which were selected on the basis of similar nature of their business. This presentation assumes that $100 was invested in shares of the relevant issuers on September 30, 2017, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

CRSP Total Returns Index for:	09/2017	09/2018	09/2019	09/2020	09/2021	09/2022
Universal Technical Institute, Inc.	$100.00	$76.66	$156.77	$146.40	$194.81	156.77
Russell 2000	100.00	115.24	104.99	105.40	155.66	119.08
New Peer Group	100.00	142.03	128.43	96.82	96.49	83.01

Companies in the Self-Determined Peer Group:
Adtalem Global Education, Inc.	Lincoln Educational Services Corporation
American Public Education, Inc.	Perdoceo Education Corporation
Aspen Group, Inc.	Strategic Education, Inc.

Notes:
•The lines represent monthly index levels derived from compounded daily returns that include all dividends.
•The indexes are reweighted daily, using the market capitalization on the previous trading day.
•If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•The index level for all series was set to $100 on September 30, 2017.
•Russell 2000 Index Data: Copyright Russell Investments. Used with permission. All rights reserved. Copyright 1980-2022.
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

General Overview

Founded in 1965, with more than 250,000 graduates in its history, Universal Technical Institute, Inc. (“we,” “us” or “our”) is a leading provider of transportation and technical training programs. As of September 30, 2022, we offered certificate, diploma or degree programs at 16 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (“UTI”), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”), NASCAR Technical Institute (“NASCAR Tech”), and MIAT College of Technology (“MIAT”). Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs.

Revenues

Our revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2022, 2021 and 2020, respectively, consisted of gross tuition. We supplement our tuition and fee revenues with additional revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Through the proprietary loan program, the bank provides the students who participate in this program with extended payment terms for a portion of their tuition. Under ASC 606, the portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. Estimating the collection rate requires significant management judgment. Upon adoption of

ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) as of October 1, 2020, we revised our estimated collection rate to only include historical collections from the past ten years as we determined that such population better represents our current expected collections. The estimated amount is determined at the inception of the contract and we recognize the related revenue as the student progresses through school. Each reporting period, we update our assessment of the variable consideration associated with the proprietary loan program. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program. We also provide dealer technician training or instructor staffing services to manufacturers, and we recognize revenue as the transfer of services occurs.

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

Our tuition charges vary by type and length of our programs and the program level, such as core or advanced training. We implemented tuition rate increases of up to 2.5%, 2.5% and 3.5% for each of the years ended September 30, 2022, 2021 and 2020, respectively. We regularly evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Financial Aid

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs and various veterans' benefits programs, to pay a substantial portion of their tuition and other education-related expenses. Approximately 67% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2022 as calculated under the 90/10 rule. Additionally, approximately 13% of our revenues, on a cash basis, were collected from funds distributed under various veterans' benefits programs for the year ended September 30, 2022.

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

If any of our institutions were to lose its eligibility to participate in federal student financial aid or veterans' benefit programs, the students at that institution, and other locations of that institution, would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. The receipt of financial aid and veterans benefit funds reduces the students’ amounts due to us and has no impact on revenue recognition, as the transfer relates to the source of funding for the costs of education which may occur through Title IV, veterans benefit or other funds and resources available to the student. Additionally, we bear all credit and collection risk for the portion of our student tuition that is funded through the proprietary loan program.

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

2022 Overview

Student Metrics

	September 30, 2022	September 30, 2021	% Change
Total new student starts	13,374	13,028	2.7%
Average undergraduate full-time active students	12,838	11,489	11.7%
End of period undergraduate full-time active students	14,380	13,682	5.1%

The increase in new student starts, average undergraduate full-time active students and end of period undergraduate full-time active students was due to strong student demand throughout fiscal 2021 and the acquisition of MIAT in November 2021. The opening of new campuses in Austin, TX and Miramar, FL during fiscal 2022 also contributed positively.

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

Operations

Our revenues for the year ended September 30, 2022 were $418.8 million, an increase of $83.7 million, or 25.0%, from the prior year. The increase in revenue was due to growth in students, increased revenue per student due to the impact of the COVID-19 pandemic in the prior year, and the acquisition of MIAT.

In fiscal 2022, we had operating income of $22.4 million, as compared to $14.9 million in the prior year. Our operating expenses for fiscal 2022 increased 23.8% as compared to the prior year primarily due to support activities related to the increase in student enrollment and the acquisition of MIAT. Productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on efficiency opportunities throughout our cost structure, while improving and investing in the overall student experience. Net income for the year ended September 30, 2022 was $25.8 million compared to $14.6 million in the prior year.

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
During the year ended September 30, 2022, we executed the following as part of our growth and diversification strategy:

Acquisitions

•Entered into a definitive agreement to acquire Concorde Career Colleges, Inc. (“Concorde”) in May 2022. Concorde is a leading provider of industry-aligned healthcare education programs in fields such as nursing, dental hygiene and medical diagnostics. Concorde currently operates 17 campuses across eight states with approximately 8,000 students, and offers its programs in ground, hybrid and online formats. The acquisition aligns with our growth and diversification strategy, which is focused on offering a broader array of high-quality, in-demand workforce solutions which both prepare students for a variety of careers in fast-growing fields and help close the country's skills gap by leveraging key industry partnerships. On December 1, 2022, we closed the Concorde acquisition.
•Completed the acquisition of MIAT College of Technology (“MIAT”) from HCP & Company on November 1, 2021. MIAT had an average of approximately 950 undergraduate full-time active students during the year ended September 30, 2022 through its campuses in Canton, Michigan and Houston, Texas. MIAT offers vocational and technical certificates as well as associates degrees in fields with robust and growing demand for skilled technical workers, including aviation maintenance, energy technology, wind power, robotics and automation, non-destructive testing, HVACR, and welding. The acquisition enables us to further expand our program offerings into growing industry sectors and rapidly expanding fields likely to be bolstered by technological innovation and the country’s focus on sustainable energy.

Campus Openings and Optimization

•Expanded our operations through the opening of our new campuses in Austin, Texas and Miramar, Florida. Austin is our third school in Texas and Miramar is our second school in Florida. Both campuses help to broaden the reach of our skilled trade programs to high demand geographies.
•Completed the consolidation and reconfiguration of our UTI and MMI Orlando, Florida campus facilities into one site and the consolidation of the MMI Phoenix campus into our Avondale, Arizona building.
•Purchased the Lisle, Illinois campus (“Lisle Campus”) in February 2022, for approximately $28.7 million in cash consideration, including closing costs and other fees and assumed debt of $18.3 million. In April 2022, we completed the financing for the purchase which retired the assumed debt and replenished approximately $20.0 million of the funds used to purchase the campus. See Notes 9, 12, 13 and 15 of the notes to our consolidated financial statements herein for additional details on the purchase and related debt and interest rate swap.

Program Expansion and New Industry Partnerships

•Executed on the next phase of our growth and diversification strategy by announcing the addition of 15 new programs across our campus footprint, including Aviation, HVACR, Robotics, Industrial Maintenance and Wind Energy Technician training to UTI and NASCAR Tech branded campuses, and initiated efforts to add Auto and Diesel Essentials to the MIAT Canton, Michigan campus. Pending all regulatory approvals, the initial planned program additions are projected to begin launching in the second quarter of 2023.
•Launched electric vehicle (“EV”) technician training coursework to meet increasing demand for clean cars and trucks. This enhanced training is the initial step in our overall EV strategy to prepare future technicians for anticipated increasing EV sales in the coming decades.
▪As part of this initiative, we rolled out new curriculum in our Ford Accelerated Credential Training program to prepare students for the next generation of vehicles on the road. This new curriculum will feature blended learning courses on high voltage systems safety, hybrid vehicle components and operation,

EV battery components and operation and an introduction to high voltage battery service, as well as a Ford instructor-led class on hybrid and EV operation and diagnosis.
▪We have also selected Bosch to support the development of new courseware that helps meet the needs of the growing EV market, which continues to see record sales and a demand for skilled technicians.
•Expanded our welding technology program to our Mooresville, North Carolina and Exton, Pennsylvania campuses in January and July 2022, respectively.
•Launched the BMW Fast Track program at our Avondale, Arizona and Orlando, Florida campuses in January 2022, our Long Beach, California campus in April 2022, our Houston, Texas campus in May 2022 and our Exton, Pennsylvania campus in August 2022. We expect to launch the program at our Lisle, Illinois campus in Spring 2023 and Miramar, Florida campus in Summer 2023.
•Formed a new strategic alliance with Napa Auto Parts (“NAPA”). NAPA will supply essential parts for hands-on labs, including brake kits, rotors, bulbs, bearing kits, wheel weights and more. The initial stage of the partnership will impact UTI, MMI and NASCAR Tech campuses and may be expanded to MIAT-branded campuses in the future.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2022	2021	2020
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	49.5%	49.8%	51.9%
Selling, general and administrative	45.2%	45.8%	49.4%
Total operating expenses	94.7%	95.6%	101.3%
Income (loss) from operations	5.3%	4.4%	(1.3)%
Interest (expense) income, net	(0.4)%	(0.1)%	0.4%
Other (expense) income	(0.1)%	0.2%	—%
Total other (expense) income, net	(0.5)%	0.1%	0.4%
Income (loss) before income taxes	4.8%	4.5%	(0.9)%
Income tax benefit (expense)	1.3%	(0.2)%	3.5%
Net income	6.1%	4.3%	2.6%
Preferred stock dividends	(1.2)%	(1.6)%	(1.8)%
Income available for distribution	4.9%	2.7%	0.8%
Income allocated to participating securities	(1.9)%	(1.1)%	(0.4)%
Net income available to common shareholders	3.0%	1.6%	0.4%

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Revenues
Our revenues for the year ended September 30, 2022 were $418.8 million, an increase of $83.7 million, or 25.0%, as compared to revenues of $335.1 million for the year ended September 30, 2021. During fiscal 2022, our average full-time student enrollment increased by 11.7% and our new student starts increased 2.7%, driven primarily by the addition of MIAT and the opening of the two new campuses in Austin, Texas and Miramar, Florida. The increase in revenue is due to the growth in the average undergraduate full-time students and an increase in the average revenue per student as compared to the prior year which was impacted by the timing of completion of student make-up lab work and slower student progression due to the ongoing but diminishing impacts of COVID-19. The acquisition of MIAT also contributed to our revenue growth, accounting for $23.6 million of revenues for the year ended September 30, 2022.
We recognized $9.1 million on an accrual basis related to revenues and interest under the proprietary loan program for the year ended September 30, 2022, as compared to $9.7 million recognized for the year ended September 30, 2021.
Educational services and facilities expenses
Our educational services and facilities expenses for the year ended September 30, 2022 were $207.2 million, representing an increase of $40.4 million, or 24.2%, as compared to $166.8 million for the year ended September 30, 2021.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Year Ended September 30,
	2022	2021
Salaries expense	$88,632	$75,561
Employee benefits and tax	17,384	11,689
Bonus expense	2,335	1,985
Stock-based compensation	240	60
Compensation and related costs	108,591	89,295
Occupancy costs	35,408	31,409
Depreciation and amortization expense	15,709	13,232
Supplies and maintenance expense	17,387	13,069
Student expense	4,908	4,158
Contract services expense	4,764	2,516
Taxes and licensing expense	2,749	2,422
Other educational services and facilities expenses	17,717	10,717
Total educational services and facilities expense	$207,233	$166,818

Compensation and related costs increased $19.3 million for the year ended September 30, 2022, as compared to the prior year. Salaries expense increased $13.1 million primarily related to incremental headcount for the two new campuses and two new welding programs launched during the year, as well as other programs and needs to continue enhancing the student experience. The acquisition of MIAT represented $7.3 million of the increase.

Occupancy costs increased $4.0 million during fiscal year 2022. Our occupancy cost increased due to the addition of the new Austin, Texas and Miramar, Florida campus locations as well as the two MIAT campus locations.

Depreciation and amortization expense increased $2.5 million during the year ended September 30, 2022 primarily due to the purchase of the Lisle Campus during fiscal year 2022.

Supplies and maintenance expense increased by $4.3 million primarily due to $1.9 million in technical supplies due to the addition of the Austin, Texas and Miramar, Florida campuses and $1.2 million in repairs and maintenance for the buildings and ground due to the consolidation of the MMI Phoenix, Arizona campus into the Avondale, Arizona building and the consolidation of the Orlando, Florida campus into one site.

Student expense increased by $0.8 million primarily due to a $0.3 million increase in student housing expenses.

Other educational services and facilities expense increased by $7.0 million. The increase is primarily related to an increased cost of tools of $2.1 million due to our new campus openings and books of $1.3 million due to our increased number of students.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended September 30, 2022 were $189.2 million, representing an increase of $35.8 million, or 23.4%, as compared to $153.3 million for the year ended September 30, 2021.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Year Ended September 30,
	2022	2021
Salaries expense	$63,319	$56,644
Employee benefits and tax	11,734	10,965
Bonus expense	14,329	14,671
Stock-based compensation	4,172	1,748
Compensation and related costs	93,554	84,028
Advertising expense	51,546	38,748
Other selling, general and administrative expenses	26,314	18,828
Contract services expense	5,815	5,509
Professional services expense	8,755	5,409
Intangible asset impairment expense	2,000	—
Depreciation and amortization expense	1,174	796
Total selling, general and administrative expenses	$189,158	$153,318

Compensation and related costs increased by $9.5 million for the year ended September 30, 2022 as compared to the prior year, primarily due to an increase in headcount to support our growth and diversification initiatives, along with an increase in stock-based compensation expense reflecting the cumulative impact of annual grants being resumed in 2020 and adjustments related to the performance conditions in the prior year. The acquisition of MIAT represented $2.9 million of the increase.
Advertising expense increased by $12.8 million for the year ended September 30, 2022, as compared to the prior year. The increase was primarily attributable to incremental spend in support of our new campuses and programs launched during the current year. Advertising expense for MIAT accounted for $5.1 million of the increase. Advertising expense as a percentage of revenues increased to 12.3% for the year ended September 30, 2022 as compared to 11.6% in the prior year.
Other selling, general and administrative expenses increased by $7.5 million for the year ended September 30, 2022, as compared to the prior year, due to an increase of $1.9 million in travel and entertainment costs, $1.0 million for software, and $0.8 million for bad debt expense. The increase was also due to acquisition of MIAT which represented $3.9 million.

Professional services increased by $3.3 million and contract services expense increased by $0.3 million for the year ended September 30, 2022. The increases were primarily due to costs incurred related to our growth and diversification initiatives, including the acquisition of MIAT which closed in November 2021 and pre-closing costs associated with the acquisition of Concorde, which closed in December 2022.

During the year ended September 30, 2022, we recorded an intangible asset impairment charge of $2.0 million for the MIAT trademarks and trade name due to changing the useful life from indefinite to four years. See Notes 2 and 11 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Other (expense) income, net
Other expense for the year ended September 30, 2022 was $1.9 million, a decrease of $2.2 million as compared to other income of $0.2 million for the year ended September 30, 2021. The $1.9 million of other expense in fiscal 2022 was comprised primarily of $2.0 million of interest expense on our additional term loan entered into during 2022 and increased interest rates due to the increased federal reserve rate, as discussed further below, partially offset by interest income of $0.5 million.

Income taxes
Our income tax benefit for the year ended September 30, 2022 was $5.4 million, or 26.5% of pre-tax income, compared to an income tax expense of $0.6 million, or 4.0% of pre-tax income, for the year ended September 30, 2021. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of changes in the valuation allowance and state taxes. The tax benefit recorded during the year ended September 30, 2022 primarily relates to the $12.1 million release of the valuation allowance during the period and the impact of the MIAT deferred tax liability for indefinite lived intangibles which are available to offset a portion of our indefinite lived deferred tax assets. Our income tax expense during the year ended September 30, 2021 was impacted by a decrease in the valuation allowance of $3.2 million. See Note 17 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Preferred stock dividends

On June 24, 2016, we sold 700,000 shares of Series A Preferred Stock for $70.0 million in cash, less $1.2 million in issuance costs. Pursuant to the terms of the certificate of designation defining the rights, preferences, and privileges of the Series A Preferred Stock, we paid preferred stock cash dividends totaling $5.2 million and $5.3 million during the years ended September 30, 2022 and 2021, respectively. See Note 19 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the preferred stock.

Income available for distribution

Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution for the years ended September 30, 2022 and 2021 of $20.7 million and $9.3 million, respectively.

Income allocated to participating securities

Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The amount of income allocated to the participating securities for the years ended September 30, 2022 and 2021 was $7.8 million and $3.6 million, respectively.
Net income available to common shareholders
After allocating the income to the participating securities, we had $12.8 million and $5.7 million of net income available to common shareholders for the years ended September 30, 2022 and 2021, respectively.
For a discussion of the financial results of operations for the year ended September 30, 2021 compared to the year ended September 30 2020, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” of our 2021 Form 10-K filed with the SEC on December 2, 2021 which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Non-GAAP Financial Measures
Our earnings before interest, tax, depreciation and amortization (“EBITDA”) for the years ended September 30, 2022, 2021 and 2020 were $38.8 million, $29.5 million and $9.4 million, respectively. We define EBITDA as net income (loss) for the year, before interest (income) expense, income tax (benefit) expense, and depreciation and amortization.
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
EBITDA reconciles to net income as follows (in thousands):

	Year Ended September 30,
	2022	2021	2020
Net income	$25,848	$14,581	$8,008
Interest expense (income), net	1,495	282	(1,142)
Income tax (benefit) expense	(5,407)	602	(10,602)
Depreciation and amortization (1)	16,883	14,028	13,150
EBITDA	$38,819	$29,493	$9,414
(1)     Includes depreciation of training equipment obtained in exchange for services of $0.9 million, $1.2 million, and $1.3 million for the years ended September 30, 2022, 2021 and 2020, respectively.
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

Our total liquidity as of September 30, 2022 was $95.4 million, including cash and cash equivalents of $66.5 million and $28.9 million of held-to-maturity investments. This represents a decrease of $38.4 million from our total liquidity as of September 30, 2021.

Strategic Uses of Cash

We believe that additional strategic uses of our cash resources may include consideration of acquisitions, the repurchase of common stock, purchase of real estate assets, new campus openings or expansion of programs at existing campuses and subsidizing funding alternatives for our students, among others. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents, and held-to-maturity investments, or we need capital to fund operations or other new organic investments, we may enter into additional credit facilities, issue debt or issue additional equity.

On November 1, 2021, using operating cash on hand, we acquired all of the issued and outstanding shares of capital stock of MIAT for $26.0 million base purchase price plus $2.8 million working capital surplus for total cash consideration paid of $28.8 million. See Note 4 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for additional details on the acquisition.

During February 2022, we purchased the Lisle Campus for approximately $28.7 million, in cash plus assumed debt, including closing costs and other fees. Due to the timing of the close for the Lisle Campus, we used available operating cash for the purchase. On April 14, 2022, our wholly owned subsidiary entered into a new loan agreement to fund the acquisition and retirement of the Lisle Term Loan - WA, via a term loan in the original principal amount of $38.0 million with a maturity of seven years. The net proceeds from the new loan agreement after fees and the retirement of the Lisle Term Loan - WA were approximately $20.0 million. See Notes 9, 15 and 16 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for additional details on the purchase and related debt and interest rate swap.

On May 3, 2022, we entered into a definitive agreement to acquire Concorde for a base purchase price of $50.0 million in cash, subject to closing working capital adjustments. The closing is subject to customary closing conditions, including the receipt of a pre-acquisition review notice from ED that does not contain certain letter of credit requirements. On December 1, 2022, the company completed the Concorde acquisition. See Note 26 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for additional details on this acquisition.

Long-term Debt

As of September 30, 2022, we had $68.1 million of long-term debt outstanding, which is comprised of two term loans. Of the $68.1 million outstanding, $30.1 million relates to a term loan that bears interest at the rate of LIBOR plus 2.0% over the seven year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. The remaining $38.0 million relates to a term loan that bears interest at the rate of SOFR plus 2.0% over the seven year term, secured in connection with the purchase of the Lisle Campus property in February 2022. See Note 15 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for additional details on the term loans.

On November 18, 2022, we entered into a revolving credit facility with Fifth Third Bank, a national banking association with a three year term (the “Credit Facility”). Availability under the Credit Facility is $100.0 million with a $20.0 million sub-facility available for letters of credit. On November 28, 2022, we drew $90.0 million from the credit facility in support of the closing of the Concorde acquisition. See Note 26 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for additional details on this subsequent event item.

Dividends

We currently do not pay a cash dividend on our common stock. For our outstanding Series A preferred shares, we paid preferred stock cash dividends of $5.2 million and $5.3 million during the years ended September 30, 2022 and 2021, respectively. The preferred stock dividends are subject to adjustment for any preferred stock conversions that occur during the year.

Principal Sources of Liquidity

Our principal source of liquidity is operating cash flows and existing cash and cash equivalents. A majority of our revenues are derived from Title IV Programs and various veterans benefits programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of 30-week periods. Loan funds are generally provided in two disbursements for each academic year. The first disbursement for first-time borrowers is usually received 30 days after the start of a student’s academic year, and the second disbursement is typically received at the beginning of the 16th week from the start of the student’s academic year. Under the proprietary loan program, we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. These factors, together with the timing of when our students begin their programs, affect our operating cash flow.

Surety Bonds

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2022, the total face amount of these surety bonds was approximately $20.5 million.

Operating Activities

Our net cash provided by operating activities was $46.0 million and $55.2 million for the years ended September 30, 2022 and 2021, respectively.

Net income, after adjustments for non-cash items, provided cash of $64.8 million for the year ended September 30, 2022. The non-cash items included $16.9 million for depreciation and amortization expense, $15.9 million for amortization of right-of-use assets for operating leases, $4.3 million for stock-based compensation expense and $2.5 million for bad debt expense, partially offset by an adjustment of deferred taxes of $6.0 million due primarily to the release of our valuation allowance during the year.

Changes in operating assets and liabilities for the year ended September 30, 2022 used cash of $18.8 million primarily due to the following:

•Changes in our operating lease liability as a result of rent payments used cash of $14.0 million.
•Changes in our accounts payable and accrued expenses due to the timing of payments provided cash of $5.7 million.
•The decrease in deferred revenue used cash of $5.3 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at September 30, 2022 as compared to September 30, 2021.
•The increase in prepaid expense and other current assets used cash of $1.7 million primarily related to the change in training equipment credits earned as of September 30, 2022.

Net income, after adjustments for non-cash items, for the year ended September 30, 2021 provided cash of $47.7 million. The non-cash items included $15.6 million for amortization of right-of -use assets for operating leases, $14.0 million for depreciation and amortization expense, $1.7 million for stock-based compensation expense, and $1.7 million for bad debt expense.

Changes in operating assets and liabilities for the year ended September 30, 2021 used cash of $7.4 million primarily due to the following:

•The increase in deferred revenue used cash of $17.0 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relations to completion of their program at September 30, 2021 as compared to September 30, 2019.
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
•The increase in prepaid expense and other current liabilities used cash of $4.4 million primarily related to the timing of payments to vendors and bonus accruals.

Investing Activities

For the year ended September 30, 2022, net cash used in investing activities was $134.6 million. The cash outflow was primarily related to the purchase of property and equipment of $79.5 million, of which $28.7 million related to the purchase of the Lisle Campus. Other capital expenditures included investments for new campuses in Austin, Texas and Miramar, Florida, the consolidation of the Orlando, Florida and Arizona campuses, and the rollout of new programs at our campuses. We purchased $28.8 million of short term held-to-maturity investments. Additionally, we purchased MIAT for $26.5 million, net of cash consideration received.

For the year ended September 30, 2021, net cash used in investing activities was $23.0 million. The cash outflow was primarily related to the purchase of property and equipment of $61.6 million, of which $45.2 million related to the purchase of the building and land at our Avondale, Arizona campus location, while the remaining amount represented capital expenditures for the Lisle, Illinois and Bloomfield, New Jersey welding program expansions, the Orlando, Florida and Sacramento, California consolidations, and other campus investments. The purchase of property and equipment was partially offset by proceeds from maturities of held-to-maturity securities of $37.7 million.

Financing Activities

For the year ended September 30, 2022, net cash provided by financing activities was $12.6 million which was primarily related to proceeds from our new term loan for the Lisle Campus of $38.0 million offset by the repayment of long-term debt of $19.2 million and the semi-annual payments of preferred stock dividends of $5.2 million.

For the year ended September 30, 2021, net cash provided by financing activities was $24.8 million which was primarily the result of the $31.2 million in proceeds received from the financing of the Avondale, Arizona property in May 2021. This was partially offset by our semi-annual payments of preferred stock dividends of $5.3 million.

For a discussion of our liquidity for the year ended September 30 2020, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” of our 2021 Form 10-K filed with the SEC on December 2, 2021 which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Share Repurchase Program

On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We did not repurchase any shares during the years ended September 30, 2022, 2021, and 2020.

Related Party Transactions

Information concerning certain related party transactions is included in Note 13 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K.

For a description of additional information regarding related party transactions, see the information included in our proxy statement for the 2023 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions.”

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

	Revenues
(Dollars shown in thousands)	Year Ended September 30,
	2022		2021		2020
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
December 31	$105,075	25.1%	$76,125	22.7%	$87,234	29.0%
March 31	102,086	24.4%	77,709	23.2%	82,717	27.5%
June 30	100,966	24.1%	83,768	25.0%	54,483	18.1%
September 30	110,638	26.4%	97,481	29.1%	76,327	25.4%
Fiscal year	$418,765	100.0%	$335,083	100.0%	$300,761	100.0%

The increase in revenues for each of the three months ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, as compared to the same periods in fiscal 2021, was primarily due to an increase in student population during fiscal 2022, in conjunction with the acquisition of MIAT. The first three periods also benefited from lower average revenue per student in the prior year period due to lingering impacts of COVID-19.

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

	Income (Loss) from Operations
(Dollars shown in thousands)	Year Ended September 30,
	2022		2021		2020
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
December 31	$13,578	60.7%	$775	5.2%	$4,254	(109.9)%
March 31	3,377	15.1%	(1,661)	(11.1)%	(499)	12.9%
June 30	1,954	8.7%	3,052	20.4%	(13,779)	356.0%
September 30	3,465	15.5%	12,781	85.5%	6,153	(159.0)%
Fiscal year	$22,374	100.0%	$14,947	100.0%	$(3,871)	100.0%

The increase in income from operations for fiscal year 2022 was primarily due to increased revenues well as continued execution of cost control measures.

The increase in income from operations from December 31, 2020 to September 30, 2021 was primarily due to increased revenue as well as continued execution of cost control measures.

Effect of Inflation

To date, inflation has not had a significant effect on our operations.

Critical Accounting Estimates

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, the proprietary loan program, allowance for uncollectible accounts, goodwill recoverability, self-insurance claim liabilities, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

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

Revenue recognition

Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from

Customers (“ASC 606”). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2022, 2021 and 2020, respectively, consisted of gross tuition. The majority of our UTI programs are designed to be completed in 36 to 90 weeks while our MIAT programs are completed in 28 to 96 weeks. Our advanced training programs range from 12 to 23 weeks in durations. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.
We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. We continue to recognize revenue ratably over the term of the course or program offered. All of our campuses were fully operational during fiscal 2022 and 2021. As a result, there was no deferred revenue related to the impact of COVID-19 as of September 30, 2022 and September 30, 2021, while we had $6.1 million of deferred revenue as of September 30, 2020.
Other
We provide dealer technician training or instructor staffing services to manufacturers. Revenues are recognized as transfer of the services occurs.
Proprietary Loan Program
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a bank. Through the proprietary loan program, the bank provides the students who participate in this program with extended payment terms for a portion of their tuition. Based on historical collection rates, we can demonstrate that a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate.
Under the terms of the proprietary loan program, the bank originates loans for our students who meet specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates ranging from approximately 7% to 10%; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan. The repayment term is up to 10 years.
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

2022 Impairment Testing

Our total recorded goodwill was $16.9 million as of September 30, 2022. Of this balance, $8.6 million relates to our acquisition of MIAT in November 2021. The remaining $8.2 million relates to our MMI Orlando, Florida campus and resulted from the acquisition of our motorcycle and marine education business in 1998. We completed our 2022 annual goodwill impairment tests and determined that it was more likely than not that the fair value of the reporting units exceeded the carrying value and concluded that goodwill was not impaired. As a result, we did not perform the quantitative goodwill impairment evaluation.

Our total recorded intangible assets were $14.2 million as of September 30, 2022 which primarily relates to the MIAT acquisition completed on November 1, 2021. During the fourth quarter of 2022, in conjunction with our growth and diversification initiatives, we completed a branding study. As a result of this study, we determined that the useful life of the MIAT trademarks and trade name was no longer indefinite and a 4 year finite useful life was more appropriate. We completed the required impairment testing when changing from an indefinite to a finite useful life for an intangible asset and determined that the carrying value of the MIAT trademarks and trade name exceeded its fair value. We determined the fair value of intangible asset to be $1.0 million using the relief from royalty method, and recorded an intangible asset impairment charge of $2.0 million during the year ended September 30, 2022. Actual results may differ from the amounts included in our assessment, which could result in additional impairment of our intangible assets in the future. There was no impairment related to our other intangible assets.

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
As a result of our assessment, income tax benefit (expense) within our statements of operations was impacted by decreases of $12.1 million and $3.2 million in the valuation allowance during the years ended September 30, 2022 and 2021, respectively. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased and if additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

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

We invest our cash and cash equivalents and short-term investments in money market funds and short-term corporate and municipal bonds. As of September 30, 2022, we held $66.5 million in cash and cash equivalents and $28.9 million in held-to-maturity investments. During the fiscal year ended September 30, 2022, we earned interest income of $0.5 million. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates related to our interest income is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and held-to-maturity investments have been significantly impacted by current market events.

On May 12, 2021, we entered into a credit agreement to finance the Avondale property through a $31.2 million term loan that bears interest at the rate of LIBOR plus 2.0% with a maturity of seven years. As of September 30, 2022, the fair value of our long-term debt was $30.1 million and bears interest on the outstanding principal amount at a rate equal to the LIBOR plus 2.0%, which was 4.56% as of September 30, 2022.

On April 14, 2022, we entered into a credit agreement to finance the Lisle Campus through a $38.0 million term loan that bears interest at the rate of SOFR plus 2.0% with a maturity of seven years. As of September 30, 2022, the fair value of our long-term debt was $38.0 million and bears interest on the outstanding principal amount at a rate equal to the SOFR plus 2.0%, which was 4.51% as of September 30, 2022.

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

During the fiscal year ended September 30, 2022, we recorded interest expense of $2.0 million on our outstanding debt. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 10.0% change (up or down) in the one-month LIBOR would result in a $3.4 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-49 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Certifications

The Company has filed as exhibits to its Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.
The Company has submitted to the NYSE the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Below is a list of our Executive Officers and Board of Directors as of September 30, 2022:

Executive Officer	Position
Jerome A. Grant	Chief Executive Officer
Troy R. Anderson	Executive Vice President and Chief Financial Officer
Sherrell E. Smith	Executive Vice President, Campus Operations & Services
Bart H. Fesperman	Senior Vice President, Chief Commercial Officer
Todd A. Hitchcock	Senior Vice President, Chief Strategy and Transformation Officer
Christopher E. Kevane	Senior Vice President, Chief Legal Officer
Sonia C. Mason	Senior Vice President, Chief Human Resources Officer
Eric A. Severson	Senior Vice President, Admissions
Lori B. Smith	Senior Vice President, Chief Information Officer

Director	Position
Robert T. DeVincenzi	Chairman of the Board, Universal Technical Institute, Inc.; Principal Partner, Lupine Venture Group
David A. Blaszkiewicz	President and Chief Executive Officer, Invest Detroit
George W. Brochick	Executive Vice President - Strategic Development, Penske Automotive Group, Inc.
Jerome A. Grant	Chief Executive Officer, Universal Technical Institute, Inc.
LTG (R) William J. Lennox	Former Superintendent of the United States Military Academy at West Point; Chief Executive Officer, Lennox Strategies, LLC
Shannon L. Okinaka	Executive Vice President, Chief Financial Officer and Treasurer of Hawaiian Holdings, Inc.
Loretta L. Sanchez	Former U.S. Congresswoman; Chief Executive Officer, Datamatica, LLC
Christopher S. Shackelton	Managing Partner, Coliseum Capital Management, LLC
Linda J. Srere	Former President, Young and Rubicam Advertising
Kenneth R. Trammell	Former Executive Vice President and Chief Financial Officer, Tenneco Inc.

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2022.

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

3.2
Fourth Amended and Restated Bylaws of Universal Technical Institute, Inc., a Delaware Corporation (as amended on February 26, 2021). (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q dated May 7, 2021.)

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

10.18
Credit Agreement, dated May 12, 2021, by and among the Company, Universal Technical Institute of Arizona, LLC and Fifth Third Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 12, 2021.)

Exhibit Number	Description
10.19	Term Promissory Note, issued by the Company, dated May 12, 2021 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 12, 2021).
10.20	Deed of Trust, Security Agreement and Fixture Filing dated May 12, 2021 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on May 12, 2021).
10.21	Universal Technical Institute, Inc. 2021 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on February 26, 2021).
10.22	Loan Agreement dated April 14, 2022, by and among 2611 Corporate West Drive Venture LLC and Valley National Bank (incorporated by reference to Exhibit 10.3 to the Form 10-Q dated May 5, 2022).
10.23
Guaranty dated April 14, 2022, by and among Universal Technical Institute, Inc., 2611 Corporate West Drive Venture LLC and Valley National Bank (incorporated by reference to Exhibit 10.4 to the Form 10-Q dated May 5, 2022).

21.1+	Subsidiaries of the Registrant.
23.1+	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. (Included on signature page.)
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates a contract with management or compensatory plan or arrangement.
+ Filed herewith.
# Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 12, 2022	UNIVERSAL TECHNICAL INSTITUTE, INC.

		By:	/s/ Jerome A. Grant
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

SIGNATURE	TITLE	DATE

/s/ Jerome A. Grant	Chief Executive Officer (Principal Executive Officer)	December 12, 2022
Jerome A. Grant

/s/ Troy R. Anderson	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 12, 2022
Troy R. Anderson

/s/ Robert T. DeVincenzi	Chairman of the Board	December 12, 2022
Robert T. DeVincenzi

/s/ David A. Blaszkiewicz	Director	December 12, 2022
David A. Blaszkiewicz

/s/ George W. Brochick	Director	December 12, 2022
George W. Brochick

/s/ William J. Lennox, Jr.	Director	December 12, 2022
William J. Lennox, Jr.

/s/ Shannon L. Okinaka	Director	December 12, 2022
Shannon L. Okinaka

/s/ Loretta L. Sanchez	Director	December 12, 2022
Loretta L. Sanchez

/s/ Christopher S. Shackelton	Director	December 12, 2022
Christopher S. Shackelton

/s/ Linda J. Srere	Director	December 12, 2022
Linda J. Srere

/s/ Kenneth R. Trammell	Director	December 12, 2022
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Universal Technical Institute, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Universal Technical Institute, Inc. (the “Company”) as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended September 30, 2022, of the Company and our report dated December 12, 2022 expressed an unqualified opinion on those financial statements.

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

Tempe, Arizona
December 12, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Universal Technical Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Universal Technical Institute, Inc. (the "Company") as of September 30, 2022 and 2021, the related statements of operations, other comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenues - Proprietary Loan Program Revenue Recognition - Refer to Note 2 in the FY 2022 Form 10K

Critical Audit Matter Description

The portion of tuition revenue related to the Company’s proprietary loan program is considered a form of variable consideration, in accordance with ASC 606, Revenue from Contracts with Customers. The Company estimates the amount it expects to collect on these loans by calculating the amount due compared to historical loan collections over the past 10 years, and recognizes that amount of estimated revenue over the student’s program, resulting in a Notes Receivable balance of $35.9 million as of September 30, 2022. The Company evaluates the collectability rate of its outstanding loans each quarter, which requires significant management judgment. The Company currently uses the actual collection experience over the past 10 years to determine the expected collection rate.

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

Tempe, Arizona
December 12, 2022

We have served as the Company's auditor since 2015.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)

	September 30, 2022	September 30, 2021
Assets
Cash and cash equivalents	$66,452	$133,721
Restricted cash	3,544	12,256
Held-to-maturity investments	28,918	—
Receivables, net	16,450	17,151
Notes receivable, current portion	5,641	5,538
Prepaid expenses	6,139	6,658
Other current assets	8,809	8,068
Total current assets	135,953	183,392
Property and equipment, net	214,292	122,051
Goodwill	16,859	8,222
Intangible assets, net	14,215	124
Notes receivable, less current portion	30,231	30,586
Right-of-use assets for operating leases	132,038	159,075
Deferred tax assets, net	3,365	—
Other assets	5,958	9,120
Total assets	$552,911	$512,570
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$63,504	$54,397
Deferred revenue	54,223	57,648
Accrued tool sets	3,176	3,292
Operating lease liability, current portion	12,959	14,075
Long-term debt, current portion	1,115	876
Other current liabilities	2,745	2,430
Total current liabilities	137,722	132,718
Deferred tax liabilities, net	—	674
Operating lease liability	129,302	153,228
Long-term debt	66,423	29,850
Other liabilities	4,067	7,570
Total liabilities	337,514	324,040
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 33,857 and 32,915 shares issued, and 33,775 and 32,833 shares outstanding as of September 30, 2022 and 2021, respectively	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 676 and 700 shares of Series A Convertible Preferred Stock issued and outstanding as of September 30, 2022 and 2021, liquidation preference of $100 per share	—	—
Paid-in capital - common	148,372	142,314
Paid-in capital - preferred	66,481	68,853
Treasury stock, at cost, 82 shares as of September 30, 2022 and 2021, respectively	(365)	(365)
Retained deficit	(1,307)	(21,996)
Accumulated other comprehensive income (loss)	2,213	(279)
Total shareholders’ equity	215,397	188,530
Total liabilities and shareholders’ equity	$552,911	$512,570
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,
	2022	2021	2020
Revenues	$418,765	$335,083	$300,761
Operating expenses:
Educational services and facilities	207,233	166,818	155,932
Selling, general and administrative	189,158	153,318	148,700
Total operating expenses	396,391	320,136	304,632
Income (loss) from operations	22,374	14,947	(3,871)
Other (expense) income:
Interest income	507	83	1,152
Interest expense	(2,002)	(365)	(10)
Other (expense) income	(438)	518	135
Total other (expense) income, net	(1,933)	236	1,277
Income (loss) before income taxes	20,441	15,183	(2,594)
Income tax benefit (expense)	5,407	(602)	10,602
Net income	25,848	14,581	8,008
Preferred stock dividends	(5,159)	(5,250)	(5,264)
Income available for distribution	20,689	9,331	2,744
Income allocated to participating securities	(7,847)	(3,647)	(1,135)
Net income available to common shareholders	$12,842	$5,684	$1,609

Earnings per share (See Note 21):
Net income per share - basic	$0.39	$0.17	$0.05
Net income per share - diluted	$0.38	$0.17	$0.05

Weighted average number of shares outstanding:
Basic	33,218	32,766	29,812
Diluted	33,743	33,123	30,113

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)

	Year Ended September 30,
	2022	2021	2020
Net income	$25,848	$14,581	$8,008
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net of taxes	2,492	(279)	—
Comprehensive income	$28,340	$14,302	$8,008

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2019	32,499	$3	700	$—	$187,493	$68,853	(6,865)	$(97,388)	$(44,673)	$—	$114,288
Net income	—	—	—	—	—	—	—	—	8,008	—	8,008
Adjustment for the adoption of ASC 842	—	—	—	—	—	—	—	—	8,958	—	8,958
Issuance of common stock under employee plans	328	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(97)	—	—	—	(698)	—	—	—	—	—	(698)
Stock-based compensation	—	—	—	—	2,077	—	—	—	—	—	2,077
Shares issued for equity offering	—	—	—	—	(47,870)	—	6,783	97,023	—	—	49,153
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,264)	—	(5,264)
Balance as of September 30, 2020	32,730	$3	700	$—	$141,002	$68,853	(82)	$(365)	$(32,971)	$—	$176,522
Net income	—	—	—	—	—	—	—	—	14,581	—	14,581
Cumulative effect from adoption of ASC 326	—	—	—	—	—	—	—	—	1,644	—	1,644
Issuance of common stock under employee plans	251	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(66)	—	—	—	(421)	—	—	—	—	—	(421)
Stock-based compensation	—	—	—	—	1,733	—	—	—	—	—	1,733
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,250)	—	(5,250)
Unrealized loss on interest rate swap	—	—	—	—	—	—	—	—	—	(279)	(279)
Balance as of September 30, 2021	32,915	$3	700	$—	$142,314	$68,853	(82)	$(365)	$(21,996)	$(279)	$188,530
Net income	—	—	—	—	—	—	—	—	25,848	—	25,848
Issuance of common stock under employee plans	300	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(82)	—	—	—	(651)	—	—	—	—	—	(651)
Stock-based compensation	—	—	—	—	4,337	—	—	—	—	—	4,337
Preferred stock conversion	724	—	(24)	—	2,372	(2,372)	—	—	—	—	—
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,159)	—	(5,159)
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	2,492	2,492
Balance as of September 30, 2022	33,857	$3	676	$—	$148,372	$66,481	(82)	$(365)	$(1,307)	$2,213	$215,397
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2022	2021	2020
Cash flows from operating activities:
Net income	$25,848	$14,581	$8,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,884	14,027	11,804
Amortization of right-of-use assets for operating leases	15,893	15,605	24,273
Intangible asset impairment expense	2,000	—	—
Bad debt expense	2,510	1,718	1,767
Stock-based compensation	4,337	1,733	2,077
Deferred income taxes	(6,014)	—	345
Training equipment credits earned, net	180	364	541
Unrealized gain (loss) on derivative contract	2,492	(279)	—
Other losses (gains), net	663	(13)	(52)
Changes in assets and liabilities:
Receivables	564	8,483	(13,749)
Notes receivable	252	(1,687)	2,286
Prepaid expenses and other current assets	(1,737)	(4,391)	(1,016)
Other assets	(1,673)	(768)	(76)
Accounts payable and accrued expenses	5,652	1,790	7,020
Deferred revenue	(5,268)	16,954	(2,192)
Income tax receivable	—	7,145	(6,989)
Accrued tool sets and other current liabilities	1,685	2,025	1,863
Operating lease liability	(13,952)	(20,469)	(25,617)
Other liabilities	(4,285)	(1,633)	739
Net cash provided by operating activities	46,031	55,185	11,032
Cash flows from investing activities:
Purchase of property and equipment	(79,457)	(61,586)	(9,262)
Proceeds from disposal of property and equipment	7	280	64
Purchase of held-to-maturity investments	(28,821)	—	(69,678)
Proceeds received upon maturity of investments	—	37,651	31,289
Proceeds from insurance policy	—	427	1,566
Cash paid for acquisitions, net of cash acquired	(26,514)	—	—
Return of capital contribution from unconsolidated affiliate	188	277	261
Net cash used in investing activities	(134,597)	(22,951)	(45,760)
Cash flows from financing activities:
Proceeds from term loan	38,000	31,150	—
Debt issuance costs related to the term loan	(378)	(272)	—
Proceeds from equity offering	—	—	49,153
Payment of preferred stock cash dividend	(5,159)	(5,250)	(5,264)
Payment of term loans and finance leases	(19,227)	(383)	(99)
Payment of payroll taxes on stock-based compensation through shares withheld	(651)	(421)	(698)
Net cash provided by financing activities	12,585	24,824	43,092
Change in cash, cash equivalents and restricted cash	(75,981)	57,058	8,364
Cash and cash equivalents, beginning of period	133,721	76,803	65,442
Restricted cash, beginning of period	12,256	12,116	15,113
Cash, cash equivalents and restricted cash, beginning of period	145,977	88,919	80,555
Cash and cash equivalents, end of period	66,452	133,721	76,803
Restricted cash, end of period	3,544	12,256	12,116
Cash, cash equivalents and restricted cash, end of period	$69,996	$145,977	$88,919

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended September 30,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Taxes paid (refunded)	$859	$(6,712)	$(113)
Interest paid	1,937	349	7
Training equipment obtained in exchange for services	1,454	679	985
Depreciation of training equipment obtained in exchange for services	918	1,174	1,345
Change in accrued capital expenditures during the period	(2,592)	(1,203)	(490)
CARES Act funds received for student emergency grants (See Note 25)	6,689	20,039	16,565
CARES Act funds disbursed for student emergency grants (See Note 25)	(6,919)	(19,745)	(17,184)
CARES Act funds received for institutional costs (See Note 25)	—	2,677	13,889
CARES Act funds for institutional costs included in Receivables, net (See Note 25)	—	—	1,797
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1 - Business Description

Founded in 1965, with approximately 250,000 graduates in its history, Universal Technical Institute, Inc. (“we,” “us” or “our”) is a leading provider of transportation and technical training programs. As of September 30, 2022, we offered certificate, diploma or degree programs at 16 campuses across the United States under the banner of several well-known brands, including Universal Technical Institute (“UTI”), Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”), NASCAR Technical Institute (“NASCAR Tech”), and MIAT College of Technology (“MIAT”). Additionally, we offer manufacturer specific advanced training (“MSAT”) programs, including student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs.

We work closely with over 35 original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals. Revenues generated from our schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), as well as from various veterans’ benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 24 on “Government Regulation and Financial Aid.”

Note 2 - Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of UTI and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, the proprietary loan program, allowance for uncollectible accounts, investments, property and equipment, goodwill recoverability, self-insurance claim liabilities, income taxes, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.
Revenue Recognition
Postsecondary education

Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (“ASC 606”). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2022, 2021 and 2020, respectively, consisted of gross tuition. The majority of our UTI programs are designed to be completed in 36 to 90 weeks while our MIAT programs are completed in 28 to 96 weeks. Our advanced training programs range from 12 to 23 weeks in duration. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Other
We provide dealer technician training or instructor staffing services to manufacturers. Revenues are recognized as transfer of the services occurs.

Proprietary Loan Program

In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a bank. Through the proprietary loan program, the bank provides the students who participate in this program with extended payment terms for a portion of their tuition. Based on historical collection rates, we can demonstrate that a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate.

Under the terms of the proprietary loan program, the bank originates loans for our students who meet specific credit criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates ranging from approximately 7% to 10%; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan. The repayment term is up to 10 years.

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

All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense and were approximately $1.1 million, $1.1 million, and $0.9 million for the years ended September 30, 2022, 2021, and 2020, respectively.

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

Restricted Cash

Restricted cash includes funds held as collateral for certain of the surety bonds that our insurers issue on behalf of our campuses and admissions representatives with multiple states which are required to maintain authorization to conduct our business, funds transferred in advance of loan purchases under the proprietary loan program and funds held for students from Title IV financial aid program funds that result in credit balances on a student’s account.

Allowance for Uncollectible Accounts

We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans to help students pay that portion of their education expenses not covered by financial aid programs or alternate fund sources, which are unsecured and not guaranteed. Management analyzes accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We use an internal

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. Although we believe that our allowance is adequate, if the financial condition of our students deteriorates, resulting in their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which would result in increased selling, general and administrative expenses in the period such determination is made.
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
We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using probability weighting techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and charge the impairment as an operating expense in the period in which the determination is made. There were no impairment charges recorded for property and equipment for the years ended September 30, 2022, 2021 and 2020.
Goodwill and Intangible Assets
We test goodwill and indefinite-lived intangible assets for impairment annually as of August 1, or more frequently if events and circumstances warrant. Under ASC 350, Intangibles - Goodwill and Other, to evaluate the impairment of goodwill, we first assess qualitative factors, such as deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. To evaluate the impairment of the indefinite-lived intangible assets, we assess the fair value of the assets to determine whether they were greater or less than the carrying values. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests to compare the estimated fair value of the reporting unit to the carrying value of its net assets. Determining the fair value of indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives. There were no indicators of impairment for our goodwill as of September 30, 2022.
During the fourth quarter of 2022, in conjunction with our growth and diversification initiatives, we completed a branding study. We reviewed the results of this study and determined that the useful life of the MIAT trademarks and trade name was no longer indefinite and a four-year finite useful life was more appropriate. We completed the required impairment testing when changing from an indefinite to a finite useful life for an intangible asset and determined that the carrying value of the MIAT trademarks and trade name exceeded its fair value. We determined the fair value of intangible asset to be $1.0 million using the relief from royalty method and recorded an intangible asset impairment charge of $2.0 million during the year ended September 30, 2022. Actual results may differ from the amounts included in our assessment, which could result in additional impairment of our intangible assets in the future. There were no impairment charges related to intangible assets recorded for the years ended September 30, 2021 and 2020 and no impairments for the remaining intangible assets in 2022.

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

See Note 10 and Note 11 for additional details on our goodwill and intangible assets.
Self-Insurance Plans
We are self-insured for claims related to employee health and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our claim liabilities are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided. Our recorded net liability related to self-insurance plans was $3.3 million as of September 30, 2022.
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

For all leases we are a party to, the discount rate implicit in the lease was not readily determinable. Therefore, we used our incremental borrowing rate for each lease to determine the present value of the lease. We determined the incremental borrowing rate applicable to each lease through a model that represents the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate was applied to each lease based on the remaining term of the lease. See Note 13 for additional disclosures on our leases.
Advertising Costs
Costs related to advertising are expensed as incurred and totaled approximately $51.5 million, $38.7 million, and $39.7 million for the years ended September 30, 2022, 2021, and 2020, respectively.
Stock-Based Compensation
Historically, we have issued restricted stock units and stock options. All restricted stock units are subject to service vesting conditions, while some are also subject to performance conditions. We measure all share-based payments to employees at estimated fair value. We recognize the compensation expense for restricted stock units with only service conditions on a straight-line basis over the requisite service period. We granted restricted stock units with service only conditions (“RSUs”) and restricted stock units with both service and performance conditions (“PSUs”) during the years ended September 30, 2022, 2021 and 2020. We did not grant any stock options during the years ended September 30, 2022, 2021 and 2020. Shares issued under our equity compensation plans are new shares.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Compensation expense associated with RSUs, PSUs or stock options is measured based on the grant date fair value of our common stock. The requisite service period for RSUs and PSUs is generally the vesting period.

We estimate the fair value of PSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rates of return, and dividend yields. Expected volatilities are derived using a method that calculates historical volatility over a period equal to the length of the measurement period for UTI. We use a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assume that any dividends paid were reinvested. Actual results against the performance condition are measured at the end of the performance period, which typically coincides with the vesting period. The fair value of the PSUs is amortized on a straight-line basis over the requisite service period based upon the fair market value on the date of grant, adjusted on a quarterly basis for the anticipated or actual achievement against the established performance condition.

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
Stock-based compensation expense of $4.4 million, $1.8 million and $2.1 million was recorded for the years ended September 30, 2022, 2021 and 2020, respectively. The tax benefit related to stock-based compensation recognized was $1.1 million, $0.5 million, and $0.5 million for the years ended September 30, 2022, 2021 and 2020, respectively. See Note 20 for further discussion.
Income Taxes
We recognize deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize deferred tax assets for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Deferred tax assets are reduced through a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. See Note 17 for additional details.
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term held-to-maturity investments and receivables. As of September 30, 2022, we held cash and cash equivalents of $66.5 million, restricted cash of $3.5 million, and held-to-maturity investments of $28.9 million.
We place our cash and cash equivalents, restricted cash, and held-to-maturity investments with high quality financial institutions and limit the amount of credit exposure with any one financial institution. We mitigate the concentration risk of our investments by limiting the amount invested in any one issuer. We mitigate the risk associated with our investment in corporate bonds by requiring a minimum credit rating of A. We have the ability and intention to hold our short-term investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost.
We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the ED requirements. Approximately 67% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2022 as calculated under the 90/10 rule. Additionally, approximately 13% of our revenues, on a cash basis, were collected from funds distributed under various veterans benefits programs for the year ended September 30, 2022.
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
Fair Value of Financial Instruments
The carrying value of cash equivalents, restricted cash, held-to-maturity investments, accounts receivable, accounts payable, accrued liabilities and deferred tuition approximates their respective fair value as of September 30, 2022 and 2021 due to the short-term nature of these instruments.
Start-up Costs
Costs related to the start-up of new campuses and programs are expensed as incurred.
Derivative Financial Instruments

On occasion, we may use interest rate swaps to manage interest rate risk and limit the impact of future interest rate changes on earnings and cash flows, primarily with variable-rate debt. We do not use derivative financial instruments for trading or speculative purposes. We recognize all derivatives at fair value within the line items “Other current assets,” “Other assets,” “Other current liabilities,” and “Other liabilities” on the consolidated balance sheet. Management reviews our derivative positions and overall risk management strategy on a regular basis. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes.

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

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” on the consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income (loss)” and reclassify it to “Interest expense” in the consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income (loss)” is recognized in “Interest expense” in the consolidated statements of operations.

See Note 16 for additional disclosures related to our derivative financial instruments.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Reclassifications

Due to the acquisition of MIAT on November 1, 2021, which is described in further detail in Note 4, we added a new line to the consolidated balance sheet: “Intangible Assets.” We have presented the intangible assets arising from the MIAT acquisition as well as the previously recorded intangible assets in this line. As of September 30, 2021, $0.1 million of intangible assets was reclassified from “Other assets” to “Intangible assets” on the consolidated balance sheet for comparable presentation.

Certain other prior year amounts have been reclassified to conform to current year presentation in our Income taxes disclosures included in Note 17.

Note 3 - Recent Accounting Pronouncements
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
Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. This new guidance only applies to contracts and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in ASU 2020-04 do not apply to contract modifications made after December 31, 2022. Given the interest rate for one of our term loans (which is further described in Note 15) references LIBOR, we are currently evaluating the new reference rate reform practical expedients and will consider adopting this guidance when we are required to modify our contract for the discontinuation of LIBOR.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 4 - Acquisition MIAT College of Technology

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

The acquisition is part of our growth and diversification strategy and allows us to expand MIAT programs throughout UTI brand campuses and extend UTI’s presence and programs into the Canton, MI market where MIAT has been for over 50 years. Other expected synergies include operating and purchasing cost efficiencies and broadening the opportunity for student growth at the acquired MIAT campuses by leveraging our high school and national marketing and admissions infrastructure.

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

In connection with this acquisition, we incurred total transaction costs of $1.7 million of which $0.9 million were incurred during the year ended September 30, 2022 and $0.8 million during the year ended September 30, 2021. In both periods, these costs are included in “Selling, general and administrative” expenses in the consolidated statements of operations.

Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our valuation estimates of the fair values as of the acquisition date. As we have finalized the related tax returns, there will be no further adjustments to the carrying value of the respective recorded assets and liabilities, or residual amount allocated to goodwill.

The final allocation of the purchase price at November 1, 2021 is summarized as follows:

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

The goodwill of $8.6 million arising from the acquisition consists largely of the growth and operating synergies expected from integrating MIAT into UTI. The total amount of goodwill expected to be deductible for tax purposes is approximately $0.6 million. See Note 10 for additional details on goodwill.

The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation and amortization expense. The fair value of the tangible assets was estimated using the cost approach. The intangible assets acquired, which primarily consists of the accreditations and regulatory approvals, trademarks and trade names, and curriculum, were valued using different valuation techniques depending upon the nature of the intangible asset acquired. The accreditations and regulatory approvals were valued using the multiperiod excess earnings method (“MPEEM”) under the income approach. The MPEEM is a variation of discounted cash-flow analysis. Rather than focusing on the whole entity, the MPEEM isolates the cash flows that can be associated with a single intangible asset and measures fair value by discounting them to present value. The trademarks and trade names were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. The curriculum was valued using the cost approach. See Note 11 for further details on the intangible assets recorded. As previously discussed in Note 3, we early adopted ASU 2021-08 and applied the new guidance when recording the initial deferred revenue.

Pro forma financial information is not presented as the fiscal 2021 revenues and earnings of MIAT are not material to our consolidated statements of operations. MIAT’s principal business is providing postsecondary education and is included in our “Postsecondary Education” reporting unit disclosed in Note 23 on Segments. MIAT’s corporate expenses are allocated to “Postsecondary Education” and the “Other” category based on compensation expense.

Note 5 - Revenue from Contracts with Customers
Nature of Goods and Services
See Note 2 for a description of the nature of revenues.
Postsecondary Education
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in ASC 606. Tuition and fee revenue is recognized ratably over the term of the course or program offered. The majority of our UTI programs are designed to be completed in 36 to 90 weeks while our MIAT programs are completed in 28 to 96 weeks. Our advanced training programs range from 12 to 23 weeks in durations. We supplement our revenues with sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our consolidated balance sheets because it is expected to be earned within the next 12 months.
Additionally, certain students participate in the proprietary loan program that extends repayment terms for their tuition. We purchase said loans from the lender and, based on historical collection rates, believe a portion of these loans are collectible.

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
We provide postsecondary education and other services in the same geographical market, the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent among our various postsecondary education programs. See Note 23 for disaggregated segment revenue information.
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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	September 30,
	2022	2021
Receivables, which includes tuition and notes receivable	$46,826	$46,489
Deferred revenue	$54,223	$57,648

During the year ended September 30, 2022, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.

Note 6 - Receivables, net
Receivables, net consist of the following:

	September 30,
	2022	2021
Tuition receivables	$18,931	$16,265
Other receivables	3,153	3,673
Total receivables	22,084	19,938
Less: allowance for uncollectible accounts	(5,634)	(2,787)
Receivables, net	$16,450	$17,151
The allowance for uncollectible accounts is estimated using our historical write-off experience applied to the receivable balances for students who are no longer attending school due to graduation or withdrawal or who are in school and have receivable balances in excess of financial aid available to them. We write off receivable balances against the allowance for uncollectible accounts at the time we transfer the balance to a third-party collection agency.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table summarizes the activity for our allowance for uncollectible accounts for the years ended September 30, 2022, 2021 and 2020:

	Year Ended September 30,
	2022	2021	2020
Balance at beginning of period	$2,787	$1,793	$1,097
Additions due to opening balance of MIAT acquisition	1,682	—	—
Additions to bad debt expense	2,510	1,718	1,767
Write-offs of uncollectible accounts	(1,345)	(724)	(1,071)
Balance at end of period	$5,634	$2,787	$1,793

Note 7 - Investments

In July 2022, we invested a portion of our cash and cash equivalents in short-term investments which primarily consist of corporate and municipal bonds with a minimum credit rating of A. We have the ability and intention to hold these investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost and presented them in “Held-to-maturity investments” on our consolidated balance sheet as of September 30, 2022.

The amortized cost, gross unrealized gains or losses, and fair value of held-to-maturity investments at September 30, 2022 are noted in the table below. As of September 30, 2021, there were no outstanding held-to-maturity investments.

	September 30, 2022
		Gross Unrealized		Estimated Fair
Due in less than 1 year:	Amortized Cost	Gains	Losses	Market Value
Corporate, municipal bonds and other	$28,918	$—	$(19)	$28,899

Investments are exposed to various risks, including interest rate, market and credit risk. As a result, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the consolidated financial statements.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$23,439	$23,439	$—	$—
Notes receivable(2)	35,872	—	—	35,872
Corporate bonds, municipal bonds, and other(3)	28,899	28,899	—	—
Total assets at fair value on a recurring basis	$88,210	$52,338	$—	$35,872

		Fair Value Measurements Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$62,100	$62,100	$—	$—
Notes receivable(2)	36,124	—	—	36,124
Total assets at fair value on a recurring basis	$98,224	$62,100	$—	$36,124
(1)    Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our consolidated balance sheets as of September 30, 2022 and 2021.
(2)    Notes receivable relate to the proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our consolidated balance sheets as of September 30, 2022 and 2021. See Note 2 for further discussion over the proprietary loan program.
(3)     Corporate bonds, municipal bonds and other are reflected as “Held-to-maturity investments” in our consolidated balance sheet as of September 30, 2022.

Note 9 - Property and Equipment, net
Property and equipment, net consisted of the following:

		September 30,
	Depreciable Lives (in years)	2022	2021
Land	—	$16,603	$8,355
Building and building improvements	3-30	126,244	71,036
Leasehold improvements	1-20	86,751	63,502
Training equipment	3-10	96,907	91,191
Office and computer equipment	3-10	31,900	31,718
Curriculum development	5	20,130	19,692
Software developed for internal use	1-5	12,150	12,524
Vehicles	5	1,458	1,436
Right-of-use assets for finance leases	2-3	215	215
Construction in progress	—	16,359	10,171
		408,717	309,840
Less: accumulated depreciation and amortization		(194,425)	(187,789)
Property and equipment, net		$214,292	$122,051

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Depreciation expense related to property and equipment was $16.8 million and $14.0 million for years ended September 30, 2022 and 2021, respectively.

Acquisition of Lisle

On February 11, 2022, we completed the acquisition of 2611 Corporate West Drive Venture LLC (“2611”) which owns our Lisle, Illinois campus (the “Lisle Campus”). Prior to the acquisition, we had a 28% interest in 2611 through our unconsolidated affiliate, as described in Note 12, and previously leased the campus from 2611. The total cash consideration paid, including transaction related costs, for the remaining 72% interest in 2611 was $28.7 million. In addition to the cash consideration paid, we assumed $18.3 million in debt for a loan agreement with a third-party bank that was secured by a mortgage on the Lisle Campus. The total net assets recorded for the transaction equals $33.2 million, of which $8.2 million was allocated to land, $43.3 million was allocated to buildings, and $18.3 million was allocated to debt. Additionally, prior to the acquisition of 2611, there was $4.0 million in leasehold improvements recorded for the Lisle Campus which we have reclassified to building and building improvements.

Note 10 - Goodwill

Our goodwill balance of $16.9 million as of September 30, 2022 represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. The changes in the carrying value of goodwill for the years ended September 30, 2022 and 2021 are presented in the table below.

	Year ended September 30,
	2022	2021
Balance at beginning of period	$8,222	$8,222
Additions to Goodwill for acquisition of MIAT	8,637	—
Balance at end of period	$16,859	$8,222

Of the $16.9 million recorded as goodwill as of September 30, 2022, $8.6 million relates to the acquisition of MIAT as of November 1, 2021 as previously described in Note 4, and $8.2 million resulted from the acquisition of our motorcycle and marine education business in Orlando, Florida in 1998. All of the goodwill relates to our Postsecondary Education reportable operating segment.
Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Historically, this testing has been performed as of September 30 of each fiscal year. Effective as of October 1, 2021, we determined that our goodwill will be tested annually for impairment as of August 1 and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We do not consider this change to be material and believe that the timing is preferable as it allows additional time to complete the annual assessment in advance of the annual reporting deadline. This change in assessment date did not delay, accelerate, or cause avoidance of a potential impairment charge. There were no indicators of goodwill impairment as of September 30, 2022.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 11 - Intangible Assets, net

The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for intangible assets subject to amortization as of September 30, 2022:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals - MIAT	$12,800	$—	$12,800	Indefinite
Trademarks and trade names - MIAT	1,000	—	1,000	4.00
Curriculum - MIAT	400	(73)	327	4.08
Non-compete agreement and trade name	442	(354)	88	2.58
Total	$14,642	$(427)	$14,215	3.93

Of the $14.6 million gross carrying value recorded as intangible assets as of September 30, 2022, $14.2 million relates to the MIAT acquisition completed on November 1, 2021 as previously described in Note 4, and $0.4 million relates to previously recorded non-complete agreements and trade names. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets. Amortization expense related to finite-lived intangible assets was $108.8 thousand and $35.5 thousand for the years ended September 30, 2022 and 2021, respectively.

As discussed in Note 2, we determined the fair value of our MIAT trademarks and trade names intangible asset to be $1.0 million and recorded an intangible asset impairment charge of $2.0 million within “Selling, general and administrative” on the consolidated statement of operations during the year ended September 30, 2022. There were no impairment charges related to intangible assets recorded for the year ended September 30, 2021 or the other remaining intangible assets for the year ended September 30, 2022.

Note 12 - Investment in Unconsolidated Affiliate

In 2012, we invested $4.0 million to acquire an equity interest of approximately 28% in a joint venture (“JV”) related to the lease of our Lisle, Illinois campus facility which was accounted for under the equity method of accounting. As discussed in Note 9, in February 2022, this JV was dissolved and we acquired the building, land and debt associated with this campus through the acquisition of the 2611 entity.

Our equity in earnings of unconsolidated affiliates was $0.1 million for the year ended September 30, 2022, and $0.4 million for the years ended 2021 and 2020.

Investment in unconsolidated affiliate is included within “Other assets” on our consolidated balance sheets as noted below:

	September 30,
	2022		2021
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Investment in JV	$—	—%	$4,627	28.0%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Investment in our unconsolidated affiliate included the following activity during the period:

	Year ended September 30,
	2022	2021
Balance at beginning of period	$4,627	$4,494
Equity in earnings of unconsolidated affiliate	113	410
Return of capital contribution from unconsolidated affiliate	(188)	(277)
Dissolution of unconsolidated affiliate	(4,552)	—
Balance at end of period	$—	$4,627

Note 13 - Leases

As of September 30, 2022, we lease 12 of our 16 campuses and our corporate headquarters under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. Our facility leases have original lease terms ranging from 8 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of September 30, 2022, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our consolidated balance sheets.

As previously discussed in Note 9, in February 2022 we purchased the 2611 entity which owns the Lisle Campus. While the lease for the Lisle Campus remains in place between the 2611 and UTI of Illinois, LLC entities, at the UTI, Inc consolidated level, the right-of-use asset and the operating lease liability for this campus were settled, resulting in a gain on settlement of $1.6 million which has been included within “Educational services and facilities” on our consolidated statement of operations for the year ended September 30, 2022.

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

The components of lease expense during the years ended September 30, 2022, 2021, and 2020 are presented below. The operating lease expense excludes expense for short-term leases not accounted for under ASC 842, which was not significant for the years ended September 30, 2022, 2021, or 2020.

	Year ended September 30,
Lease Expense	2022	2021	2020
Operating lease expense	$22,424	$22,623	$29,348
Finance lease expense:
Amortization of leased assets	72	123	102
Interest on lease liabilities	2	6	7
Variable lease expense	5,469	3,682	4,120
Sublease income	(155)	(444)	(744)
Total net lease expense	$27,812	$25,990	$32,833

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Supplemental balance sheet, cash flow and other information related to our leases was as follows:

		September 30,
Leases	Classification	2022	2021
Assets:
Operating lease assets	Right-of-use assets for operating leases	$132,038	$159,075
Finance lease assets	Property and equipment, net(1)	22	94
Total leased assets		$132,060	$159,169

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$12,959	$14,075
Finance lease liabilities	Long-term debt, current portion	23	73
Noncurrent
Operating lease liabilities	Operating lease liability	129,302	153,228
Finance lease liabilities	Long-term debt	—	23
Total lease liabilities		$142,284	$167,399
(1)     Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.1 million as of September 30, 2022 and 2021, respectively.

	September 30,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	8.92	9.37
Finance leases	0.33	1.32

Weighted average discount rate:
Operating leases	3.91%	4.31%
Finance leases	3.08%	3.08%

	Year ended September 30,
Supplemental Disclosure of Cash Flow Information and Other Information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,952	$20,469	$25,617
Financing cash flows from finance leases	73	119	99

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$3,313	$30,017	$20,321
Leases assets obtained in exchange for new finance lease liabilities	—	—	215

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Maturities of lease liabilities were as follows:

	As of September 30, 2022
Years ending September 30,	Operating Leases	Finance Leases
2023	$16,673	$23
2024	19,005	—
2025	19,228	—
2026	19,447	—
2027	19,469	—
2028 and thereafter	74,507	—
Total lease payments	168,329	23
Less: interest	(26,068)	—
Present value of lease liabilities	142,261	23
Less: current lease liabilities	(12,959)	(23)
Long-term lease liabilities	$129,302	$—

Related Party Transactions for Leases

From 1991 through February 2022, two of our properties comprising our MMI Orlando, Florida location were leased from entities controlled by John C. White, a former director on our board of directors. Effective as of November 30, 2020, Mr. White voluntarily retired from our board of directors. During October and November 2020, we paid rent expense to the entities controlled by Mr. White of $0.3 million and $2.0 million for the year ended September 30, 2020. The leases were terminated in February 2022 in connection with the consolidation of the Orlando, Florida campus into one site.

Note 14 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30,
	2022	2021
Accounts payable	$21,746	$13,702
Accrued compensation and benefits	28,430	29,506
Other accrued expenses	13,328	11,189
Accounts payable and accrued expenses	$63,504	$54,397

Note 15 - Debt

	September 30, 2022			September 30, 2021
	Interest Rate	Maturity Date	Carrying Value of Debt (6)	Carrying Value of Debt (6)
Avondale Term Loan(1)	4.56%	May 2028	$30,083	$30,886
Lisle Term Loan - VN(2)	4.51%	Apr 2029	38,000	—
Lisle Term Loan - WA(3)	5.29%	Nov 2031	—	—
Finance leases(4)	3.08%	Various	23	96
Total debt			68,106	30,982

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	September 30, 2022			September 30, 2021
	Interest Rate	Maturity Date	Carrying Value of Debt (6)	Carrying Value of Debt (6)
Debt issuance costs presented with debt (5)			(568)	(256)
Total debt, net			67,538	30,726
Less: current portion of long-term debt			(1,115)	(876)
Long-term debt			$66,423	$29,850
(1)     Interest on the Avondale Term Loan (as defined below) accrues at annual rate equal to the LIBOR plus 2.0%.
(2)     Interest on the Lisle Term Loan - VN (as defined below) accrues at annual rate equal to the SOFR plus 2.0%.
(3)     The Lisle Term Loan - WA (as defined below) was paid off and retired.
(4)    Our finance leases include finance lease arrangements related to various equipment with a weighted-average annual interest rate of approximately 3.08%, which mature in varying installments between 2022 and 2023. See Note 13 for additional details on our finance leases.
(5)    The unamortized debt issuance costs as of September 30, 2022 relate to the Avondale Term Loan and the Lisle Term Loan - VN. The unamortized debt issuance costs as of September 30, 2021 relate entirely to the Avondale Term Loan.
(6)    Our term loans and finance leases bear interest at rates commensurate with market rates and therefore the respective carrying values approximate fair value (Level 2).

Avondale Term Loan

In connection with the Avondale, Arizona building purchase in December 2020, we entered into a Credit Agreement with Fifth Third Bank, National Association (the “Lender”) on May 12, 2021 in the maximum principal amount of $31.2 million with a maturity of seven years (the “Term Loan”). The Term Loan bears interest at the rate of LIBOR plus 2.0%. Principal and interest payments are due monthly. The Term Loan is secured by a first priority lien on our Avondale, Arizona property, including all land and improvements. Additionally, on May 12, 2021, we entered into an interest rate swap agreement with the Lender that effectively fixes the interest rate on 50% of the principal amount of the Term Loan, or approximately $15.6 million, at 3.5% for the entire loan term. See Note 16 below for further discussion on the interest rate swap.

We are subject to customary affirmative and negative covenants under the Credit Agreement, including, without limitation, certain reporting obligations and certain limitations on restricted payments, and limitations on liens, encumbrances and indebtedness. The Term Loan is also subject to certain financial maintenance covenants. The debt service coverage ratio shall not be less than 1.25 to 1.00 and is defined as the ratio of the sum of consolidated income (loss) for the year, to the extent deducted in determining income for such period, before income taxes, interest expense, amortization, depreciation and other non-cash charges including net stock-based compensation, fees and expenses related to potential acquisitions and expansion of operations and certain non-recurring charges, including relating to restructuring, business optimization and diversification strategy, less any extraordinary non-recurring gains, interest income and non-cash gains (“Consolidated EBITDA”) (less dividends payable on our Series A Preferred Stock) and other extraordinary items to the current portion of long-term debt and interest paid during the period being measured (which commenced on September 30, 2021 and is tested annually thereafter on a trailing 12-month basis). The funded debt to Consolidated EBITDA ratio is required to be no greater than 3.50 to 1.00 (which commenced on June 30, 2021 and is tested quarterly thereafter on a trailing 12-month basis). Beginning on May 12, 2024, the Lender may request new appraisals of the Avondale property in order to maintain the ratio of the amortized loan balance to the value of the location at 70%, the approximate ratio that existed at May 12, 2021. Events of default under the Credit Agreement include, among others, the failure to make payments when due, breach of covenants (including certain financial maintenance covenants) and breach of representations or warranties. If we fail to meet the minimum debt service coverage ratio, loan-to-value or debt yield and fail to cure such non-compliance within a time period acceptable to the Lender, we will be in default. As of September 30, 2022, we were in compliance with all debt covenants.
Lisle Term Loan - WA
As discussed in Note 9, in connection with the Lisle Campus purchase, we assumed a Loan Agreement with Western Alliance Bank on February 14, 2022 in the principal amount of $18.3 million, maturing in October 2031 (the “Lisle Term

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Loan - WA”). In April 2022, this term loan was repaid in full with proceeds from the Lisle Term Loan - VN, as discussed below.
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
As guarantor, the Company is subject to certain customary affirmative and negative covenants under the Lisle Loan Agreement - VN, including, without limitation, reporting and notice obligations and certain financial maintenance covenants. The Company’s fixed charge coverage ratio is required to be not less than 1.25 to 1.00 during the period being measured (which commences on June 30, 2022 and may be tested no more than quarterly thereafter on a trailing 12-month basis) and is defined as the ratio of (a) the sum of consolidated net income (loss) for the year, before interest expense, income taxes, depreciation and amortization, and other extraordinary non-recurring items (“Adjusted EBITDA”) plus rent paid to Borrower and less cash taxes paid, distributions, and unfinanced capital expenditures to (b) principal and interest expenses plus rent paid to Borrower. The ratio of total indebtedness to Adjusted EBITDA is required to be no greater than 3.50 to 1.00 (which commences on the date the Company shall submit its initial compliance certificate in accordance with the Loan Agreement and may be tested no more than annually thereafter on a trailing 12-month basis). In addition, the Borrower’s debt service coverage ratio is required to equal or exceed 1.20 to 1.00 during the period being measured (which commences on June 30, 2022 and may be tested no more than quarterly thereafter on a trailing 12-month basis) and is defined as the ratio of (a) net operating income of the Lisle Campus to (b) actual annual debt service due under the Loan Agreement. Events of default under the Loan Agreement include, among others, the failure to make payments when due, breach of covenants (including certain financial maintenance covenants) and breach of representations or warranties. If the Company fails to meet the minimum fixed charge coverage ratio or ratio of total indebtedness to Adjusted EBITDA and fails to cure such non-compliance within a time period acceptable to the Lender, the Company will be in default. As of September 30, 2022, we were in compliance with all debt covenants.
Debt Maturities
Scheduled principal payments due on our debt for each year through the period ended September 30, 2027, and thereafter were as follows at September 30, 2022:

Maturity	Term Loans	Finance Leases	Total
2023	$1,092	$23	$1,115
2024	1,672	—	1,672
2025	1,763	—	1,763
2026	1,836	—	1,836
2027	1,909	—	1,909
Thereafter	59,811	—	59,811
Subtotal	68,083	23	68,106
Debt issuance costs presented with debt	(568)	—	(568)
Total	$67,515	$23	$67,538

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 16 - Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset these underlying market risks. See Note 2 for our derivative financial instruments policy.

On May 12, 2021, in connection with the Avondale Term Loan discussed in Note 15, we entered into an interest rate swap agreement with the Lender that effectively fixes the interest rate on 50% of the principal amount of the Avondale Term Loan, or approximately $15.6 million, at 3.5% for the entire loan term, or seven years (the “Swap”). On May 12, 2021, the Swap was designated as an effective cash flow hedge for accounting and tax purposes.

On April 14, 2022, in connection with the Lisle Term loan - VN discussed in Note 15, we entered into an interest rate swap agreement with the Lisle Lender that effectively fixes the interest rate on 50% of the principal amount of the Lisle Term Loan - VN at 4.69% for the entire loan term, or seven years (the “Lisle Swap”). On April 14, 2022, the Lisle Swap was designated as an effective cash flow hedge for accounting and tax purposes.

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” on the consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income (loss)” and reclassify it to “Interest expense” in the consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income (loss)” is recognized in “Interest expense” in the consolidated statements of operations. Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income (loss)” as of September 30, 2022, we estimate that $0.7 million will be reclassified to “Interest expense” within the next twelve months. As of September 30, 2022, the notional amounts of the Avondale Swap and Lisle Swap was approximately $15.0 million and $19.0 million, respectively.

Fair Value of Derivative Instruments

The following table presents the fair value of our Swap and Lisle Swap (Level 2), both of which are designated as a cash flow hedges, and the related classification on the consolidated balance sheets as of September 30, 2022 and 2021:

	September 30,
Interest Rate Swaps	2022	2021
Other current assets	$632	$194
Other assets	2,067	85
Total fair value of assets designated as hedging instruments	$2,699	$279

Effect of Cash Flow Hedge Accounting on the Consolidated Statement of Operations and Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of cash flow hedge accounting for our Swap and Lisle Swap on the consolidated statement of operations and Accumulated other comprehensive income (loss) for the years ended September 30, 2022 and 2021:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Year Ended September 30, 2022
Interest Rate Swaps	$2,787	Interest expense	$(192)

	Year Ended September 30, 2021
Interest Rate Swaps	$(365)	Interest expense	$(86)

Note 17 - Income Taxes

The components of income tax benefit (expense) for the years ended September 30, 2022, 2021 and 2020 are as follows:

	Year Ended September 30,
	2022	2021	2020
Current (expense) benefit:
United States federal	$(17)	$5	$11,250
State	(1,065)	(607)	(303)
Total current (expense) benefit	(1,082)	(602)	10,947
Deferred benefit (expense):
United States federal	2,380	—	(345)
State	4,109	—	—
Total deferred benefit (expense)	6,489	—	(345)
Total income tax benefit (expense)	$5,407	$(602)	$10,602
The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 21.0% to pre-tax income for the years ended September 30, 2022, 2021 and 2020. The reasons for the differences are as follows:

	Year Ended September 30,
	2022	2021	2020
Income tax (expense) benefit at statutory rate	$(4,293)	$(3,188)	$545
State income taxes, net of federal tax benefit	(1,356)	(480)	(246)
Excess officers compensation	(276)	(203)	(304)
Adjustment to deferred taxes	(345)	—	—
Decrease in valuation allowance	12,075	3,229	6,135
Net operating losses carryback to higher federal statutory rate years	—	—	4,270
Other, net	(398)	40	202
Total income tax benefit (expense)	$5,407	$(602)	$10,602

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	September 30,
	2022	2021
Gross deferred tax assets:
Right-of-use assets for operating leases	$36,212	$43,039
Deferred compensation	$542	$707
Accrued compensation	2,217	2,277
Accrued tool sets	823	865
Other reserves and accruals	3,826	2,815
Deferred revenue	5,178	4,595
Net operating losses	5,406	5,442
Tax credit carryforwards	165	247
Charitable contribution carryovers	1,252	893
Deductions limited by Section 382	249	670
Other comprehensive income	—	70
Other	84	13
Valuation allowance	(1,200)	(13,492)
Total gross deferred tax assets	54,754	48,141
Gross deferred tax liabilities:
Operating lease liability	(33,655)	(40,984)
Amortization of goodwill and intangibles	(4,666)	(2,056)
Depreciation and amortization of property and equipment	(11,673)	(4,587)
Prepaid and other expenses deductible for tax	(720)	(1,188)
Other comprehensive income	(675)	—
Total gross deferred tax liabilities	(51,389)	(48,815)
Net deferred tax assets (liabilities)	$3,365	$(674)

In assessing whether a valuation allowance was required, we considered the weight of all available positive and negative evidence. The following table summarizes the activity for the valuation allowance for the years ended September 30, 2022, 2021 and 2020:

	Year Ended September 30,
	2022	2021	2020
Balance at beginning of period	$13,492	$17,449	$25,673
Reductions to income tax	(12,075)	(3,957)	(5,947)
Write-offs(1)	(217)	—	(2,277)
Balance at end of period	$1,200	$13,492	$17,449
(1)     The write-offs in the year ended September 30, 2020 relate to the adoption of ASC 842 as of October 1, 2019.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
During the year ended September 30, 2022, based in part on our sustained positive earnings, we determined that there was sufficient evidence to meet the more likely than not realizability threshold and support the reversal of a majority of the previously recorded valuation allowance against our deferred tax assets. The release of the valuation allowance resulted in the recognition of certain deferred tax assets on the consolidated balance sheet and a non-cash tax benefit recorded in the consolidated statement of operations for the year ended September 30, 2022. As of September 30, 2022, our remaining valuation allowance of $1.2 million relates to certain federal and state attributes for which we determined that it was more likely than not that a benefit will be realized prior to expiration.

As of September 30, 2022, we had approximately $17.9 million and $19.9 million in net operating losses for federal and state tax purposes, respectively. The federal net operating losses can be carryforward indefinitely, while the state net operating losses expires in the years 2027 through 2042 if not utilized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits for the fiscal year ended September 30, 2022 (amounts in thousands):

Year Ended September 30,
2022
Balance at beginning of period	$—
Increases related to acquisitions	387
Balance at end of period	$387

The total amount of gross unrecognized tax benefits was $0.4 million as of September 30, 2022, of which $0.3 million, if fully recognized, would decrease our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. No interest or penalties were accrued as of September, 30 2022. We do not expect a significant decrease in our liability for unrecognized tax benefits in the next 12 months.

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for certain length of time, generally three to four years, following the tax year to which these filings relate. In 2019 and 2020, we filed returns to carried back federal and certain state net operating losses to prior years. The statute of limitations for adjustment of the net operating losses utilized on these tax returns remains open an additional three to four years, depending on jurisdiction, from the date these returns were filed.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. We do not expect the enactment of the IRA will have an impact on our financial statements.

Note 18 - Commitments and Contingencies
Licensing Agreements
We have entered into various licensing agreements with varying expiration dates that give us the right to use certain materials, trademarks, trade names, trade dress, and other intellectual property in connection with the operation of our campuses and the development of our courses. The expense for the license fees under these various agreements totaled $2.1 million, $2.0 million, and $2.2 million for the years ended September 30, 2022, 2021 and 2020, respectively, and were recorded in “Educational services and facilities expenses” on the consolidated statements of operations.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Snap-on Tools Product Support Agreement
We have an agreement with Snap-on Tools that allows us to purchase promotional tool kits for our students at a discount from the list price. In addition, we earn credits that are redeemable for equipment from the Snap-on Tools that we use in our business. Credits are earned on our purchases as well as purchases made by students enrolled in our programs. We have agreed to grant Snap-On Tools exclusive access to our campuses, to display advertising and to use their tools to train our students. The credits under this agreement may be redeemed in multiple ways, which historically has been for additional equipment at the full retail list price, which is more than we would be required to pay using cash. The renewal was executed in October 2017 and originally expired October 31, 2022, however we executed an extension through January 6, 2023. The renewal allowed us to redeem our credits for a portion of the tool sets we purchase for our students. Any product credits remaining at termination will expire 60 days after the date of termination. A net prepaid expense with Snap-on Tools resulted from an excess of credits earned over credits used of $4.0 million and $4.8 million as of September 30, 2022 and 2021, respectively, included in “Other current assets” in our consolidated balance sheets.
Students are provided a Career Starter Tool Set Voucher which can be redeemed for a tool set near graduation. The cost of the tool sets, net of the discount, is accrued during the time period in which the students begin attending school until they have progressed to the point that the promotional tool set vouchers are provided. Our consolidated balance sheets include an “Accrued tool sets” liability of $3.2 million and $3.3 million as of September 30, 2022 and 2021, respectively. Additionally, our liability to Snap-on Tools for vouchers redeemed by students was $2.3 million and $1.6 million as of September 30, 2022 and 2021, respectively, and is included in “Accounts payable and accrued expenses” in our consolidated balance sheets.
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2022, the total face amount of these surety bonds was approximately $20.5 million.

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

Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. We are not currently a party to any material legal proceedings, but note that legal proceedings could, generally, have a material adverse effect on our business, cash flows, results of operations or financial condition.

Note 19 - Shareholders’ Equity

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. On June 24, 2016, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Coliseum Holdings I, LLC (“Purchaser”) to sell to the Purchaser 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) for a total purchase price of $70.0 million. The Series A Preferred Stock is perpetual, and therefore does not have a maturity date.

In June 2022, one stockholder elected to convert its 24,115 shares of Series A Preferred Stock into 724,174 shares of our common stock in accordance with the terms of the Series A Preferred Stock as set forth in the Certificate of Designations (“Certificate of Designations”), which reduced the Series A Preferred Stock outstanding to 675,885 shares.

As of September 30, 2022 and 2021, 675,885 and 700,000 shares of Series A Preferred Stock were issued and outstanding, respectively. The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2022 and 2021.

The description below provides a summary of certain material terms of the Certificate of Designations of the Series A Preferred Stock.

Rank

The Series A Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding up or dissolution, rank senior to our common stock and each other junior class or series of shares that we may issue in the future. The Series A Preferred Stock will also rank junior to any future indebtedness.

Dividends

We may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). The Cash Dividend is payable before any dividends would be declared or paid to common stockholders or other junior stockholders. If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (“Accrued Dividend”). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and will begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $5.2 million and $5.3 million during the years ended September 30, 2022 and 2021.

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

The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2022 and 2021.

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

Optional Conversion by Our Company

If at any time following the third anniversary of the issuance of the Series A Preferred Stock, the volume weighted average price of our common stock equals or exceeds 2.5 times the conversion price of the Series A Preferred Stock, or $8.33 as of September 30, 2022, for a period of 20 consecutive trading days during an open trading window (“Conversion Trigger”), we may, at our option and subject to obtaining any required stockholder and regulatory approvals, require that any or all of the then outstanding Series A Preferred Stock be automatically converted into our common stock at the conversion rate. We may not elect such conversion during the closed trading window periods in which any director or executive officer of our company is prohibited by us to, directly or indirectly, purchase, sell or otherwise acquire or transfer any equity security of our company. If we are unable to obtain the necessary regulatory approvals to remove the Conversion Cap within 120 days of giving our notice of intent to convert, we will have the option to redeem all of the Series A Preferred Stock at a premium.

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

The Offering of the Firm Shares closed on February 25, 2020. The net proceeds from the Offering were approximately $49.2 million, after deducting underwriting discounts. Direct costs of $0.4 million related to the offering were recorded to equity during the three months ended March 31, 2020. The Underwriters did not exercise the Option in full for the additional 1,017,390 shares. The 6,782,610 shares purchased were issued from Treasury Stock on February 25, 2020, leaving 82,287 shares in Treasury stock. We utilized the proceeds for our growth and diversification initiatives.

Share Repurchase Program

On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We did not repurchase any shares during the years ended September 30, 2022, 2021 and 2020.

Note 20 - Stock-Based Compensation

Our stock-based compensation is governed by the 2021 Equity Incentive Compensation Plan (“2021 Plan”). The 2021 Plan was adopted by our Board of Directors in January 2021 and approved by our shareholders at the February 2021 annual meeting. The 2021 Plan replaced the Management 2002 Stock Option Program and the 2003 Incentive Compensation Plan, as amended (the “Former Plans”). Under the 2021 Plan, we are authorized to issue incentive compensation convertible into up to

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
2.0 million shares of common stock, increased by 0.7 million shares that remained available for future grants of awards under the Former Plans immediately prior to termination. Additionally, subject to and in accordance with the 2021 Plan, 1.5 million shares that are subject to outstanding awards under the Former Plans that are subsequently expired, forfeited, or are otherwise terminated will also become available for awards under the 2021 Plan. As of September 30, 2022, 1.9 million shares remained available for future grants under the 2021 Plan.
Stock-Based Compensation Expense
As previously discussed in Note 2, compensation expense associated with RSUs, PSUs or stock options is measured based on the grant date fair value of our common stock. The fair value of the RSUs is amortized on a straight-line basis over the requisite service period. The fair value of the PSUs is amortized on a straight-line basis over the requisite service period based upon the fair market value on the date of grant, adjusted quarterly for the anticipated or actual achievement against the established performance condition.
For all stock-based compensation expense, we account for forfeitures as they occur. The following table summarizes the operating expense line in which stock-based compensation expense has been recorded and the impact on net income in the consolidated statements of operations for the years ended September 30, 2022, 2021 and 2020:

	Year Ended September 30,
	2022	2021	2020
Educational services and facilities	$240	$60	$64
Selling, general and administrative	4,172	1,748	2,013
Total stock-based compensation expense	$4,412	$1,808	$2,077

Income tax benefit	$1,103	$452	$519
Stock Options
We have not issued stock options since fiscal 2019. These options, under the Former Plans, have an expiration date of seven years. Under the 2021 Plan, the maximum term of any option granted under the 2021 Plan is ten years and, unless otherwise permitted by our Compensation Committee, an option generally will remain exercisable for three months following the participant’s termination of service, provided that if service terminates as a result of the participant’s death or disability, the option generally will remain exercisable for 12 months, but in any event the option must be exercised no later than its expiration date.

The following table summarizes stock option activity under the Former Plans and the 2021 Plan for the years ended September 30, 2022, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)	(per Share)	(Years)
Outstanding as of September 30, 2018	—	$—	—	$—
Granted	210	$3.14
Outstanding as of September 30, 2019	210	$3.14	6.19	$483
Outstanding as of September 30, 2020	210	$3.14	5.18	$407
Outstanding as of September 30, 2021	210	$3.14	4.18	$760
Outstanding as of September 30, 2022	210	$3.14	3.18	$483
Stock options exercisable as of September 30, 2022	210	$3.14	3.18	$483

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Restricted Stock Units and Performance Units

Restricted Stock Units

Our RSUs are issued at fair market value, which is based on the closing price of our stock on the grant date. RSUs generally vest ratably over a three year service period from the date of grant. As of September 30, 2022, unrecognized stock compensation expense related to RSUs was $3.4 million which is expected to be recognized over a weighted average period of 1.9 years.

Performance Share Units

Our outstanding PSUs vest over a three year service period from the date of the grant and are based upon a mix of certain pre-established targets for revenue, compounded annual total shareholder return for the measurement period and net income. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 187.5% of the PSUs originally granted depending on the actual achievement against the performance metrics for that measurement period. The PSUs vest subject to a market condition and on the settlement date which is expected to be no later than two and a half months after the end of each measurement period. As of September 30, 2022, unrecognized stock compensation expense related to PSUs was $3.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the activity for RSUs and PSUs granted under the Former Plans and 2021 Plan for the years ended September 30, 2022, 2021 and 2020:

	RSUs		PSUs
	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of September 30, 2019	236	$2.74	133	$2.40
Granted	306	$7.46	314	$7.72
Adjustment to grant based on achieved attainment level	—	$—	33
Vested	(141)	$2.62	(100)	$2.32
Forfeited	(63)	$2.96	(39)	$2.48
Outstanding as of September 30, 2020	338	$7.01	341	$7.30
Granted	376	$6.11	371	$6.37
Adjustment to grant based on achieved attainment level	—	$—	11	$—
Vested	(130)	$6.31	(39)	$2.48
Forfeited	(36)	$6.90	(42)	$7.30
Outstanding as of September 30, 2021	548	$6.56	642	$6.97
Granted	377	$8.34	377	$8.75
Adjustment to grant based on achieved attainment level	—	$—	(256)	$—
Vested	(209)	$6.69	(24)	$7.73
Forfeited	(21)	$7.21	(23)	$7.14
Outstanding as of September 30, 2022	695	$7.47	716	$7.60

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 21 - Earnings per Share

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

The following table summarizes the computation of basic and diluted earnings per common share under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Year Ended September 30,
	2022	2021	2020
Basic earnings per common share:
Net income	$25,848	$14,581	$8,008
Less: Preferred stock dividend declared	(5,159)	(5,250)	(5,264)
Income available for distribution	20,689	9,331	2,744
Income allocated to participating securities	(7,847)	(3,647)	(1,135)
Net income available to common shareholders	$12,842	$5,684	$1,609

Weighted average basic shares outstanding	33,218	32,766	29,812

Basic income per common share	$0.39	$0.17	$0.05

Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class
Net income available to common shareholders	$12,842	$5,684	$1,609

Weighted average basic shares outstanding	33,218	32,766	29,812
Dilutive effect related to employee stock plans	525	357	301
Weighted average diluted shares outstanding	33,743	33,123	30,113

Diluted income per common share	$0.38	$0.17	$0.05

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Year Ended September 30,
	2022	2021	2020
Anti-dilutive shares excluded:
Outstanding stock-based grants	9	186	14
Convertible preferred stock	20,297	21,021	21,021
Total anti-dilutive shares excluded	20,306	21,207	21,035

Dilutive shares under the as-converted method(1)	54,040	54,144	51,134
(1) The dilutive shares under the as-converted method assume conversion of the Series A Preferred Stock and are presented here merely for reference. In a net income position, diluted earnings per share is determined by the more dilutive of the two-class method or the as-converted method.

Note 22 - Employee Benefit Plans

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. We made matching contributions of approximately $1.5 million, $1.1 million, and $1.0 million to the 401(k) plan for the years ended September 30, 2022, 2021 and 2020, respectively.

Additionally, we have a legacy deferred compensation plan into which certain members of management were eligible to defer a maximum of 75% of their regular compensation and a maximum of 100% of their incentive compensation. No new members have been added to the deferred compensation plan in the past two years. We are not obligated to fund the deferred compensation plan; however, we have purchased life insurance policies on the participants in order to fund the related benefits and such policies have been placed into a rabbi trust. Our obligations under the deferred compensation plan totaled $2.2 million and $2.8 million as of September 30, 2022 and 2021, respectively, and are included in “Other liabilities” while the cash surrender value of the life insurance policies totaled $2.6 million and $3.1 million as of September 30, 2022 and 2021, respectively, and are included in “Other assets” in our consolidated balance sheets.

Note 23 - Segment Information

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
Summary information by reportable segment is as follows:

	Postsecondary Education	Other	Consolidated
Year Ended September 30, 2022
Revenues	$404,685	$14,080	$418,765
Income (loss) from operations	24,190	(1,816)	22,374
Depreciation and amortization(1)	16,779	105	16,884
Net income (loss)	27,664	(1,816)	25,848

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Postsecondary Education	Other	Consolidated

Year Ended September 30, 2021
Revenues	$323,476	$11,607	$335,083
Income (loss) from operations	15,841	(894)	14,947
Depreciation and amortization(1)	13,941	86	14,027
Net income (loss)	15,475	(894)	14,581

Year Ended September 30, 2020
Revenues	$287,195	$13,566	$300,761
Loss from operations	(3,493)	(378)	(3,871)
Depreciation and amortization(2)	11,698	106	11,804
Net income (loss)	8,386	(378)	8,008

As of September 30, 2022
Total assets	$549,817	$3,094	$552,911

As of September 30, 2021
Total assets	$504,934	$7,636	$512,570
(1)     Includes depreciation of training equipment obtained in exchange for services of $0.9 million and $1.2 million for the years ended September 30, 2022 and 2021, respectively.
(2)     Excludes depreciation of training equipment obtained in exchange for services of $1.3 million for the year ended September 30, 2020.

Note 24 - Government Regulation and Financial Aid

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

Title IV Programs

The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. All of our institutions are certified to participate in Title IV Programs. Significant factors relating to Title IV Programs that could adversely affect us include:

•The 90/10 Rule. As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to comply with the 90/10 rule. Under the current 90/10 rule, to remain eligible to participate in the federal student aid programs, a proprietary institution must derive at least 10% of their revenues for each fiscal year from sources other than Title IV Program funds. Under the American Rescue Plan Act of 2021 (“ARPA”), a proprietary institution must derive at least 10% of its revenue from sources other than “Federal education assistance funds.” Federal education assistance funds are defined as “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution.” ED published a proposed 90/10 rule on July 28, 2022 and a final rule on October 28, 2022. The new rule will take effect July 1, 2023 and will apply to any annual audit submission for a proprietary institutional fiscal year beginning on or after January 1, 2023.

A proprietary institution is subject to sanctions if it exceeds the 90% level for a single year and loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from Title IV Programs/Federal education assistance funds, as applicable, for two consecutive fiscal years.

We are currently reviewing the potential impact of the proposed 90/10 rule and will be monitoring any proposed or final regulations promulgated by ED to carry out this change.

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

•Three-Year Student Loan Default Rates. To remain eligible to participate in Title IV Programs, institutions also must maintain federal student loan cohort default rates below specified levels. An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. As of September 30, 2022, Universal Technical Institute of Texas and MIAT College of Technology were subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers due to a three-year cohort default rate that was 15% or greater for one of the three most recent years.

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

•Title IV Program Rulemaking. ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. ED is currently managing two significant rulemaking efforts. First, between October and December 2021, ED held three rounds of negotiations as part of the Affordability and Student Loans rulemaking. The negotiators considered nine issue areas, including the borrower defense to repayment rule, closed school loan discharges and loan repayment plans. Second, between January and March of 2022, ED held three rounds of negotiations as part of the Institutional and Programmatic Eligibility rulemaking. The negotiators considered seven issue areas, including administrative capability, financial responsibility, gainful employment, change of ownership and control, ability to benefit and the 90/10 rule. On October 28, 2022, ED published a final rule amending regulations governing Pell Grants for prison education programs, the 90/10 rule, and changes in ownership and control, effective July 1, 2023. On November 1, 2022, ED published a final rule governing borrower defense to repayment rule, closed school loan discharges, pre-dispute arbitration and class action waiver clauses, interest capitalization on Federal student loans, Public Student Loan Forgiveness, total and permanent disability discharges, and false certification discharges, also effective July 1, 2023. The regulated community is awaiting proposed rules on the remaining topics covered by ED’s negotiated rulemakings. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships.

Department of Veterans Affairs Benefit Programs

Some of our students also receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the Department of Veterans Affairs (“VA”), the Department of Defense (“DOD”) and under the Workforce Innovation and Opportunity Act.

In 2022, we derived approximately 13% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Other Federal and State Student Aid Programs

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

Consumer Protections Laws and Regulations

As a postsecondary educational institution, we are subject to a broad range of consumer protection and other laws, such as recruiting, marketing, the protection of personal information, student financing and payment servicing, enforced by federal agencies such as the FTC and CFPB and various state agencies and state attorneys general. We devote significant effort to complying with state and federal consumer protection laws.

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

We, along with 69 other proprietary institutions, received an October 6, 2021 letter from the FTC providing notice that engaging in deceptive or unfair conduct in the education marketplace violates consumer protection laws and could lead to significant civil penalties. The notice stated that an institutions receipt of the letter “does not reflect any assessment as to whether they have engaged in deceptive or unfair conduct,” and the FTC did not request any information.

The CARES Act, the CRRSAA, and the ARPA

During fiscal 2020 and 2021, various pieces of legislation were issued related to the COVID-19 pandemic, including the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”), the Coronavirus Response and Relief Supplemental Appropriations Act 2021 (“CRRSAA”) and the American Rescue Plan Act (“ARPA”). This legislation created additional regulatory flexibilities for institutions of higher education and established the Higher Education Emergency Relief Fund to support institutions and eligible students impacted by the COVID-19 pandemic.

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

Note 25 - Higher Education Emergency Relief Fund under the CARES Act

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

HEERF Funds for Student Grants

Per the HEERF Funding and Certification Agreements, at least 50% of HEERF funds received were to be used exclusively for emergency financial aid grants to students impacted by COVID-19, supporting their efforts to stay in school and continue their training toward graduation and future careers. In May 2020, we received approximately $16.5 million designated for student grants and deposited these funds into a separate restricted cash account. As of September 30, 2020, we had awarded all $16.5 million designated for student grants to approximately 9,000 students.

HEERF Funds for Significant Changes to the Delivery of Instruction Due to Coronavirus

In addition, in May of 2020 we were awarded approximately $16.5 million for the institutional portion of the HEERF funds. Such funds may be used to provide additional emergency financial aid grants to students, to cover institutional costs associated with significant changes to the delivery of instruction due to coronavirus, or not used at all and returned to the government. During the years ended September 30, 2020 and 2021, we drew down and utilized the HEERF Institutional funds granted to us as previously noted in our Supplemental Cash Flow disclosures.

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

The ARPA includes almost $40 billion in funding available to higher education institutions under the HEERF III. Of this amount, private, proprietary institutions are allocated approximately $396 million and may only use HEERF III funding to provide emergency financial aid grants to students. In accordance with the ED’s allocation schedule, during the year ended September 30, 2021, we were granted approximately $9.9 million for purposes of funding HEERF III student grants.

As of September 30, 2022 and 2021, we awarded approximately $7.0 million and $19.7 million, respectively, in HEERF II and HEERF III grants to over 15,500 students. The HEERF II and HEERF III funds were drawn down as student grants were distributed. As the HEERF II and III programs ended in July 2022, there are no further funds to be awarded.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 26 - Subsequent Events
Revolving Credit Facility
On November 18, 2022, we entered into a $100.0 million senior secured revolving credit facility with Fifth Third Bank, a national banking association (the “Credit Facility”), which includes a $20.0 million sub facility that is available for letters of credit. The Credit Facility has a term of three years, unless earlier terminated pursuant to the terms and conditions set forth in the credit agreement.
This agreement provides that the revolver will amortize on an interest-only basis during its term with principal able to be borrowed, re-paid and re-borrowed throughout the term of the Facility and with the outstanding principal due and payable at maturity. Advances made under the Credit Facility will bear interest at a floating rate equal to, at our option, either (a) a variable rate equal to the greater of: (i) 3.5%, or (ii) the rate that the lender publicly announces, publishes or designates from time to time as its index rate or prime rate, or any successor rate thereto, in effect at its principal office, or (b) a variable rate equal to the greater of (i) 0%, or (ii) Term SOFR relating to quotations for one (1) or three (3) months, as selected by us or as otherwise set pursuant to the terms of the credit agreement, as applicable, plus, in the case of any Term SOFR loan, an adjustment equal to 0.10% if the interest period is one (1) month and 0.15% if the interest period is three (3) months. Interest in the case of tranche rate loans will be increased by an applicable margin that varies from 1.75% up to 2.25% based on our then-current total leverage ratio. On November 28, 2022, we drew $90.0 million from the credit facility in support of the closing of the Concorde acquisition.
We are also subject to certain customary affirmative and negative covenants under the credit agreement for financing generally and for the Credit Facility, including financial covenants such as total leverage ratio, a fixed charge coverage ratio, and a quick ratio. In addition, we are required to maintain a financial responsibility composite score of at least 1.4 as of the end of the fiscal year ending September 30, 2023 and of at least 1.5 as of the end of any fiscal year thereafter. Lastly, we are subject to a “clean off” provision, under which we will not permit the amount outstanding on the Credit Facility to exceed $20.0 million for a single thirty (30) consecutive day period, during the period commencing on the date of the initial draw under the Credit Facility and ending on the date which falls twenty (20) months thereafter.
Acquisition of Concorde Career Colleges, Inc.

On December 1, 2022, we completed the acquisition contemplated by the previously announced Stock Purchase Agreement (the “Purchase Agreement”), dated May 3, 2022, by and among UTI, Concorde Career Colleges, Inc., a Delaware corporation (“Concorde”); Liberty Partners Holdings 28, L.L.C., a Delaware limited liability company, and Liberty Investment IIC, LLC, a Delaware limited liability company (each a “Seller,” and collectively, the “Sellers”); and Liberty Partners L.P., a Delaware limited partnership, in its capacity as a representative of the Sellers. Concorde is a leading provider of industry-aligned healthcare education programs in fields such as nursing, dental hygiene and medical diagnostics. Concorde operates 17 campuses across eight states with approximately 8,000 students, and offers its programs in ground, hybrid and online formats.
The acquisition aligns with our growth and diversification strategy, which is focused on offering a broader array of high-quality, in-demand workforce solutions which both prepare students for a variety of careers in fast-growing fields and help close the country's skills gap by leveraging key industry partnerships.
Under the terms of the Purchase Agreement, we acquired all of the issued and outstanding shares of capital stock of Concorde from the Seller for total consideration of $50.0 million in cash, subject to closing working capital adjustments. As a result, Concorde is now a wholly-owned subsidiary of UTI. The consideration paid was funded by the new Credit Facility established in November 2022.
In connection with this acquisition, we incurred transaction costs of $3.0 million during the year ended September 30, 2022, which are included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.
As of the date of this filing, the initial accounting for the business combination, including the allocation of the purchase price to the identifiable assets acquired and the liabilities assumed, is incomplete. We have engaged a third-party specialist to assist with the valuation of the property, plant and equipment and intangible assets. We expect to disclose a preliminary allocation of the December 1, 2022 purchase price in our Form 10-Q for the three months ended December 31, 2022.