Form 10-Q
period 2022-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2023-02-09
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At February 1, 2023, there were 33,974,478 shares outstanding of the registrant's common stock.

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
•changes in the state regulatory environment or budgetary constraints;
•our failure to execute on our growth and diversification strategy;
•our failure to realize the expected benefits of our acquisitions, including, without limitation, Concorde Career Colleges, Inc.;
•our failure to successfully integrate our acquisitions, including, without limitation, Concorde Career Colleges, Inc.;
•our failure to improve underutilized capacity at certain of our campuses;
•enrollment declines or challenges in our students’ ability to find employment as a result of macroeconomic conditions;
•our failure to maintain and expand existing industry relationships and develop new industry relationships;
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
•the effect of public health pandemics, epidemics or outbreak, including COVID-19; and
•risks related to other factors discussed in our 2022 Annual Report on Form 10-K filed with the SEC on December 12, 2022 (the “2022 Annual Report on Form 10-K”).

The factors above are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated,
ii

estimated or projected. Among the factors that could cause actual results to differ materially are the factors discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should bear this in mind as you consider forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	December 31, 2022	September 30, 2022
Assets
Cash and cash equivalents	$162,229	$66,452
Restricted cash	4,542	3,544
Held-to-maturity investments	—	28,918
Receivables, net	22,252	16,450
Notes receivable, current portion	5,727	5,641
Prepaid expenses	11,422	6,139
Other current assets	8,871	8,809
Total current assets	215,043	135,953
Property and equipment, net	240,836	214,292
Goodwill	26,992	16,859
Intangible assets, net	18,895	14,215
Notes receivable, less current portion	30,767	30,231
Right-of-use assets for operating leases	199,947	132,038
Deferred tax asset, net	6,097	3,365
Other assets	9,496	5,958
Total assets	$748,073	$552,911
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$62,855	$66,680
Dividends payable	1,277	—
Deferred revenue	75,328	54,223
Operating lease liability, current portion	24,206	12,959
Long-term debt, current portion	1,945	1,115
Other current liabilities	3,601	2,745
Total current liabilities	169,212	137,722
Operating lease liability	195,730	129,302
Long-term debt	161,029	66,423
Other liabilities	4,816	4,067
Total liabilities	530,787	337,514
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 34,007 and 33,857 shares issued	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 676 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	149,016	148,372
Paid-in capital - preferred	66,481	66,481
Treasury stock, at cost, 82 shares	(365)	(365)
Retained earnings (deficit)	64	(1,307)
Accumulated other comprehensive income	2,087	2,213
Total shareholders’ equity	217,286	215,397
Total liabilities and shareholders’ equity	$748,073	$552,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
Revenues	$120,004	$105,075
Operating expenses:
Educational services and facilities	61,408	47,901
Selling, general and administrative	54,148	43,596
Total operating expenses	115,556	91,497
Income from operations	4,448	13,578
Other income (expense):
Interest income	823	12
Interest expense	(1,423)	(233)
Other income, net	325	118
Total other expense, net	(275)	(103)
Income before income taxes	4,173	13,475
Income tax (expense) benefit (See Note 15)	(1,525)	1,347
Net income	2,648	14,822
Preferred stock dividends	(1,277)	(1,323)
Income available for distribution	1,371	13,499
Income allocated to participating securities	(514)	(5,267)
Net income available to common shareholders	$857	$8,232

Earnings per share (See Note 18):
Net income per share - basic	$0.03	$0.25
Net income per share - diluted	0.02	0.25

Weighted average number of shares outstanding:
Basic	33,805	32,849
Diluted	34,408	33,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
Net income	$2,648	$14,822
Other comprehensive income:
Unrealized (loss) gain on interest rate swap, net of taxes	(126)	173
Comprehensive income	$2,522	$14,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2022	33,857	$3	676	$—	$148,372	$66,481	(82)	$(365)	$(1,307)	$2,213	$215,397
Net income	—	—	—	—	—	—	—	—	2,648	—	2,648
Issuance of common stock under employee plans	223	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(73)	—	—	—	(525)	—	—	—	—	—	(525)
Stock-based compensation	—	—	—	—	1,169	—	—	—	—	—	1,169
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,277)	—	(1,277)
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	(126)	(126)
Balance as of December 31, 2022	34,007	$3	676	$—	$149,016	$66,481	(82)	$(365)	$64	$2,087	$217,286

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2021	32,915	$3	700	$—	$142,314	$68,853	(82)	$(365)	$(21,996)	$(279)	$188,530
Net income	—	—	—	—	—	—	—	—	14,822	—	14,822
Issuance of common stock under employee plans	111	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(37)	—	—	—	(301)	—	—	—	—	—	(301)
Stock-based compensation	—	—	—	—	706	—	—	—	—	—	706
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	—	(1,323)
Unrealized gain on interest rate swap	—	—	—	—	—	—	—	—	—	173	173
Balance as of December 31, 2021	32,989	$3	700	$—	$142,719	$68,853	(82)	$(365)	$(8,497)	$(106)	$202,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,648	$14,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,248	3,679
Amortization of right-of-use assets for operating leases	4,120	4,472
Bad debt expense	535	560
Stock-based compensation	1,169	706
Deferred income taxes	1,068	(1,893)
Training equipment credits earned, net	(83)	(147)
Unrealized (loss) gain on interest rate swap	(126)	173
Other (gains) losses, net	(143)	(148)
Changes in assets and liabilities:
Receivables	4,657	4,920
Prepaid expenses	(1,438)	(590)
Other assets	2,079	(29)
Notes receivable	(622)	(1,514)
Accounts payable and accrued expenses	(15,925)	(8,367)
Deferred revenue	4,634	(8,666)
Operating lease liability	(4,963)	(2,567)
Other liabilities	(46)	(2,955)
Net cash provided by operating activities	2,812	2,456
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(16,973)	(26,142)
Purchase of property and equipment	(6,782)	(10,792)
Proceeds from maturities of held-to-maturity securities	29,000	—
Return of capital contribution from unconsolidated affiliate	—	75
Net cash provided by (used in) investing activities	5,245	(36,859)
Cash flows from financing activities:
Proceeds from revolving credit facility	90,000	—
Debt issuance costs related to the revolving credit facility	(484)	—
Payments on term loans and finance leases	(273)	(216)
Payment of payroll taxes on stock-based compensation through shares withheld	(525)	(301)
Net cash provided by (used in) financing activities	88,718	(517)
Change in cash, cash equivalents and restricted cash	96,775	(34,920)
Cash and cash equivalents, beginning of period	66,452	133,721
Restricted cash, beginning of period	3,544	12,256
Cash, cash equivalents and restricted cash, beginning of period	69,996	145,977
Cash and cash equivalents, end of period	162,229	99,513
Restricted cash, end of period	4,542	11,544
Cash, cash equivalents and restricted cash, end of period	$166,771	$111,057

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$1,465	$223
Training equipment obtained in exchange for services	174	221
Depreciation of training equipment obtained in exchange for services	198	238
Accounts payable and accrued expenses for capital expenditures	2,837	3,651
Preferred dividends payable	1,277	1,323
CARES Act funds received for student emergency grants	—	2,816
CARES Act funds disbursed for student emergency grants	—	(2,900)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 1 - Nature of the Business

Universal Technical Institute, Inc., which together with its subsidiaries is referred to as the “Company”, “we,” “us” or “our,” was founded in 1965 and is a leading workforce solutions provider of transportation, skilled trades and healthcare education programs, whose mission is to serve students, partners, and communities by providing quality education and support services for in-demand careers across a number of highly-skilled fields. We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. As a result of the Concorde Career Colleges, Inc. acquisition on December 1, 2022 (the “Concorde Acquisition”), beginning with this reporting period we have two reportable segments as follows:
Universal Technical Institute (“UTI”): UTI operates 16 campuses located in nine states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs under brands such as Universal Technical Institute, Motorcycle Mechanics Institute, Marine Mechanics Institute, NASCAR Technical Institute, and MIAT College of Technology (“MIAT”). UTI also offers manufacturer specific advanced training programs, which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers. UTI works closely with over 35 original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals.

Concorde Career Colleges (“Concorde”): Concorde operates across 17 campuses in eight states, offering degree, non-degree, and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. Concorde believes in preparing students for their health care careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study. We acquired Concorde on December 1, 2022. See Note 4 on “Acquisitions” for additional information.

“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. These costs were previously allocated across our former “Postsecondary Education” reportable segment and “Other” category based upon compensation expense. Additional information about our reportable segments is presented in Note 19.

Our primary source of revenues is currently tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV of the Higher Education Act of 1965, as amended (“HEA”), as well as other federal programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 24 on “Government Regulation and Financial Aid” included in our 2022 Annual Report on Form 10-K filed with the SEC on December 12, 2022 (the “2022 Annual Report on Form 10-K”).
Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Other than described below, there have been no material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in Note 2 of our 2022 Annual Report on Form 10-K.

New Significant Accounting Policy for Retail Installment Contract Receivables

Concorde currently and historically offers certain students retail installment contracts for payment of their tuition that is not covered by federal student financial aid or other funding sources. The retail installment contracts are due to Concorde from current and former students and are generally due over a period of one to two years and bear interest ranging from 0 percent to 15 percent. Due to the fact that there is no interest imposed on certain of the retail installment contracts, primarily while students are actively completing their selected programs, we calculate the imputed interest expense on the retail installment contracts. However, the imputed interest expense is not considered material for such retail installment contracts and therefore not recorded. Retail installment contract receivables are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed each reporting period. The short-term portion of the retail installment contract receivable and related allowance for credit losses are included in “Receivables, net” while the long-term portion of the retail installment contract receivable and related allowance for credit losses is presented in “Other assets” on our condensed consolidated balance sheet.

Reclassifications

As previously noted, as a result of the Concorde Acquisition, beginning with this reporting period we have two reportable segments: UTI and Concorde. Additionally, “Corporate” includes corporate related expenses that are not allocated to either the UTI or Concorde reportable segments. The segment disclosures presented in Note 19 for the three months ended December 31, 2021 have been revised from the prior year presentation to reflect the new reportable segments.
Additionally, starting with the three months ended December 31, 2022, we have reclassified “Accrued tool sets” into “Accounts payable and other accrued expenses” for reporting purposes. As of September 30, 2022, $3.2 million was reclassified from “Accrued tool sets” to “Accounts payable and other accrued expenses” on the condensed consolidated balance sheet for comparable presentation. The breakout of accrued tool sets is now disclosed in Note 12. Further, the activity related to the accrued tool sets balance is now reported in the “Accounts payable and other accrued expenses” line on the condensed consolidated statement of cash flows for the three months ended December 31, 2022. We reclassified $0.5 million from “Accrued tool sets” to “Accounts payable and other accrued expenses” on the condensed consolidated statement of cash flow for the three months ended December 31, 2021 for comparable presentation.

Note 3 - Recent Accounting Pronouncements

Effective in Fiscal 2023

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. This new guidance only applies to contracts and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in ASU 2020-04 do not apply to contract modifications made after December 31, 2022. Given the interest rate for our Avondale term loan (which is further described in Note 13) references LIBOR, we are currently evaluating the new reference rate reform practical expedients and will consider adopting this guidance when we are required to modify our contract for the discontinuation of LIBOR. In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset date of Topic 848 (ASU 2022-06), the amendment in this update defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4 - Acquisitions
Concorde Career Colleges
On December 1, 2022, we completed the Concorde Acquisition. Concorde operates 17 campuses across eight states with approximately 7,600 students, and offers its programs via in-person, hybrid and online formats. Concorde offers more than 20 programs across the allied health, dental, nursing, patient care, and diagnostic fields. The acquisition expands our portfolio of offerings into the higher-growth healthcare arena and creates the opportunity to bring workforce educational solutions to a broader array of students and employers.
Under the terms of the Stock Purchase Agreement (the “Purchase Agreement”), dated May 3, 2022, by and among the Company, Concorde, Liberty Partners Holdings 28, L.L.C., a Delaware limited liability company, and Liberty Investment IIC, LLC, a Delaware limited liability company (each a “Seller,” and collectively, the “Sellers”); and Liberty Partners L.P., a Delaware limited partnership, in its capacity as a representative of the Sellers, we acquired all of the issued and outstanding shares of capital stock of Concorde for a base purchase price of $50.0 million, less $1.3 million of net adjustments, for total cash consideration paid of $48.7 million. The final cash consideration paid is subject to closing working capital and other customary adjustments. As a result of the transactions contemplated by the Purchase Agreement, Concorde is now a wholly-owned subsidiary of the Company. We funded the consideration paid for the Concorde Acquisition by the Credit Facility entered into on November 18, 2022. (See Note 13 for further details on the Credit Facility)
In connection with the Concorde Acquisition, we incurred total transaction costs of $3.8 million, of which $3.0 million was incurred during the year ended September 30, 2022 and $0.8 million was incurred during the three months ended December 31, 2022. These costs are included in “Selling, general and administrative” expenses in the condensed consolidated statements of operations for the applicable period.
Allocation of the purchase price
Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our preliminary valuation estimates of the fair values as of the acquisition date. The fair value and allocation of the business combination are preliminary, are based upon management’s best estimates and assumptions, and are subject to future revision. We will continue our analysis under the provisions of ASC 805 which allows companies one year to complete acquisition related adjustments which may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, and the determination of any residual amount that will be allocated to goodwill.
The preliminary allocation of the purchase price at December 1, 2022 is summarized as follows:

Assets acquired:
Cash and cash equivalents	$30,064
Restricted cash	1,689
Accounts receivable, net	10,814
Prepaid expenses	3,490
Other current assets	828
Property and equipment	26,829
Right-of-use assets for operating leases	71,912
Goodwill	10,133
Intangible assets	4,800
Deferred tax assets	3,799
Other assets	4,997
Total assets acquired	$169,355

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Less: Liabilities assumed
Accounts payable and accrued expenses	$15,762
Deferred revenue	16,471
Operating lease liability, current portion	11,720
Long-term debt, current portion (1)	630
Other current liabilities	208
Long-term debt (1)	5,037
Operating lease liability	70,801
Total liabilities assumed	120,629
Net assets acquired	$48,726

(1)    Long-term debt consists of one lease classified as a finance lease under ASC 842.

Due to the timing of the acquisition, the following are considered preliminary and are subject to change:
•amounts for intangible assets, property and equipment, other current assets, current liabilities, and other long-term liabilities pending finalization of the valuation;
•amounts for operating and finance lease assets and liabilities pending finalization of the valuation due to changes in the incremental borrowing rates;
•amounts for income tax liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and
•amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
The Company will finalize these amounts no later than one year from the acquisition date, once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the preliminary amounts disclosed above which may impact the reported results in the period those adjustments are identified.
The goodwill of $10.1 million, which represents the excess of the purchase price over the fair value of the net assets acquired, was all assigned to the Concorde reporting unit and reportable segment (see Note 19). None of the goodwill is expected to be deductible for tax purposes. Factors that contributed to a purchase price resulting in the recognition of goodwill includes Concorde’s strategic fit into our growth and diversification strategy, which is focused on offering a broader array of high-quality, in-demand workforce education solutions which both prepare students for a variety of careers in fast-growing fields and help close the country's skills gap by leveraging key industry partnerships.
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our condensed consolidated financial statements including the amount of depreciation and amortization expense. The fair value of the property and equipment was estimated using the cost and market approaches as of the valuation date. The fair value of the leases were estimated using the income and market approaches to determine if there was any favorable or unfavorable terms in place. The intangible assets acquired, which primarily consists of the accreditations and regulatory approvals, trademarks and trade names, and curriculum, were valued using different valuation techniques depending upon the nature of the intangible asset acquired, all of which are considered level 3 as defined in Note 7. The accreditations and regulatory approvals were valued using the multi-period excess earnings method (“MPEEM”) under the income approach. The MPEEM is a variation of discounted cash-flow analysis. Rather than focusing on the whole entity, the MPEEM isolates the cash flows that can be associated with a single intangible asset and measures fair value by discounting them to present value. The trademarks and trade names were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. The curriculum was valued using the cost approach. The table below presents a summary of the intangible assets acquired and the useful lives of these assets:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Intangible Asset	Useful life	Amount
Accreditations and regulatory approvals	Indefinite	$2,800
Trademarks and trade names	10 years	500
Curriculum	5 years	1,500
Total		$4,800

See Note 9 and Note 10 and for additional details on goodwill and intangible assets.

Student receivables

When financial assets are acquired in connection with a business combination we evaluate whether those acquired financial assets have experienced a more-than-insignificant deterioration in credit quality since origination. Financial assets acquired with evidence of such credit deterioration are referred to as purchased credit deteriorated (“PCD”) assets and reflect the acquirer’s assessment at the acquisition date. The student receivables acquired in the Concorde Acquisition were reviewed to determine if any had experienced a more-than-insignificant deterioration in credit quality since origination. Student receivables of approximately $2.3 million met the established criteria to indicate a more-than an insignificant deterioration in credit quality and were identified as PCD assets. Using our best estimate of projected losses over the term of the contracts, we calculated an allowance for credit losses on these PCD assets of approximately $1.0 million.

Pro forma financial information

The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on October 1, 2022:

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
Revenue	$156,025	$155,196
Net income	2,941	17,193

The unaudited pro forma financial information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets and the finance lease asset had been applied from October 1, 2021, with the related tax effects. The unaudited pro forma financial information also includes adjustments to reflect the additional interest expense on the new revolving credit facility issued to fund the acquisition (see Note 13 for further details on the Credit Facility). Lastly, the unaudited pro forma financial information includes adjustments to reflect the reduction in depreciation expense assuming the fair value adjustments to property and equipment assets had been applied from October 1, 2021.

This unaudited pro forma financial information is for informational purposes only. It does not reflect the integration of the business or any synergies or incremental costs that may result from the acquisition. As such, it is not indicative of the results of operations that would have been achieved had the acquisition been consummated on October 1, 2022. In addition, the unaudited pro forma financial information amounts are not indicative of future operating results.

MIAT College of Technology

On November 1, 2021, using available operating cash, we acquired all of the issued and outstanding shares of capital stock of MIAT for $26.0 million base purchase price plus $2.8 million working capital surplus for total cash consideration paid of $28.8 million. MIAT is a post-secondary school that offers vocational and technical certificates and degrees across aviation maintenance, energy technology, wind energy technology, robotics and automation, non-destructive testing, heating ventilation air conditioning and refrigeration, and welding disciplines.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The acquisition, as part of our growth and diversification strategy, allows us to expand MIAT programs throughout UTI brand campuses and extend UTI’s presence and programs into the Canton, Michigan market where MIAT has been for over 50 years. Other expected synergies include operating and purchasing cost efficiencies and broadening the opportunity for student growth at the acquired MIAT campuses by leveraging our high school and national marketing and admissions infrastructure.

In connection with this acquisition, we incurred total transaction costs of $1.7 million of which $0.9 million were incurred during the year ended September 30, 2022 and $0.8 million during the year ended September 30, 2021. These costs are included in “Selling, general and administrative” expenses in the condensed consolidated statements of operations for the applicable period.

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

The goodwill of $8.6 million arising from the acquisition consists largely of the growth and operating synergies expected from integrating MIAT into UTI. The total amount of goodwill expected to be deductible for tax purposes is approximately $0.6 million. See Note 9 for additional details on goodwill.

The accreditations and regulatory approvals were valued using the multi-period excess earnings method (“MPEEM”) under the income approach. The trademarks and trade names were valued using the relief from royalty method. The curriculum was valued using the cost approach. The table below presents a summary of the intangible assets acquired and the useful lives of these assets:

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Intangible Asset	Useful life	Amount
Accreditations and regulatory approvals	Indefinite	$12,800
Trademarks and trade names (1)	Indefinite	3,000
Curriculum	5 years	400
Total		$16,200
(1)     During the fourth quarter of 2022, in conjunction with our growth and diversification initiatives, we completed a branding study and determined that the useful life of the MIAT trademarks and trade name was no longer indefinite and a four-year finite useful life was more appropriate. We completed the required impairment testing when changing from an indefinite to a finite useful life for an intangible asset and determined that the carrying value of the MIAT trademarks and trade name exceeded its fair value. We determined the fair value of intangible asset to be $1.0 million as of September 30, 2022 using the relief from royalty method and recorded an intangible asset impairment charge of $2.0 million during the year ended September 30, 2022.
Pro forma financial information is not presented as the fiscal 2021 revenues and earnings of MIAT were not material to our condensed consolidated statements of operations. MIAT is included in the “UTI” reporting unit and reportable segment disclosed in Note 19 on Segments.

Note 5 - Revenue from Contracts with Customers
Nature of Goods and Services
Revenues across UTI and Concorde consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in ASC 606. Tuition and fee revenue is recognized ratably over the term of the course or program offered.
The majority of the UTI programs are designed to be completed in 36 to 90 weeks while the MIAT programs are completed in 28 to 96 weeks. The UTI advanced training programs range from 12 to 23 weeks in duration. UTI also provides dealer technician training or instructor staffing services to manufacturers. Revenues are recognized as transfer of the services occurs.
The majority of Concorde’s core programs are nine to ten months in duration and are billed in full at the start of the program. Clinical programs are 12 to 24 month programs that are billed by academic term. Clinical programs may have up to nine academic terms that last two to three months.
In addition to revenue from tuition and fees, UTI and Concorde derive supplemental revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our condensed consolidated balance sheets because it is expected to be earned within the next 12 months.
All of our revenues are generated within the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent across our various programs for both UTI and Concorde. See Note 19 for disaggregated segment revenue information.
Proprietary Loan Program Notes Receivable
Certain UTI students participate in a proprietary loan program that extends repayment terms for their tuition beyond the time that they are in school. We purchase said loans from the lender. Based on historical collection rates, we believe at least a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on the amount we expect to collect, and we recognize these revenues ratably over the term of the course or program offered. These amounts are presented as “Notes receivable, current portion” and “Notes receivable, less current portion” on our condensed consolidated balance sheet.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Retail Installment Contract Receivables
Concorde currently and historically offers certain students retail installment contracts for payment of their tuition that are not covered by federal student financial aid or other funding sources. The retail installment contracts are due to Concorde from current and former students and are generally due over a period of one to two years and bear interest ranging from 0 percent to 15 percent. Due to the fact that there is no interest imposed on certain of the retail installment contracts, primarily while students are actively completing their selected programs, we calculate the imputed interest expense on the retail installment contracts. However, the imputed interest expense is not considered material for such retail installment contracts and therefore not recorded. The short-term portion of the retail installment contract receivable and related allowance for credit losses are included in “Receivables, net” while the long-term portion of the retail installment contract receivable and related allowance for credit losses is presented in “Other assets” on our condensed consolidated balance sheet.
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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	December 31, 2022	September 30, 2022
Receivables (1)	$56,234	$46,826
Deferred revenue	75,328	54,223
(1)     Receivables includes tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the three months ended December 31, 2022, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period and the addition of deferred revenue from the Concorde Acquisition.

Note 6 - Investments
In July 2022, we invested a portion of our cash and cash equivalents in short-term investments which primarily consist of corporate and municipal bonds with a minimum credit rating of A. We had the ability and intention to hold these investments until maturity and therefore classified these investments as held-to-maturity and recorded them at amortized cost and presented them in “Held-to-maturity investments” on our consolidated balance sheet as of September 30, 2022. As of December 31, 2022, there were no outstanding held-to-maturity investments as all of the securities matured and there were no new purchases of held-to-maturity investments during the three months ended December 31, 2022.

The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity at September 30, 2022 were as follows:

	September 30, 2022
		Gross Unrealized		Estimated Fair
Due in less than 1 year:	Amortized Cost	Gains	Losses	Market Value
Corporate and municipal bonds	$28,918	$—	$(19)	$28,899

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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$52,768	$52,768	$—	$—
Notes receivable(2)	36,494	—	—	36,494
Total assets at fair value on a recurring basis	$89,262	$52,768	$—	$36,494

		Fair Value Measurements Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$23,439	$23,439	$—	$—
Notes receivable(2)	35,872	—	—	35,872
Corporate bonds, municipal bonds, and other(3)	28,899	28,899	—	—
Total assets at fair value on a recurring basis	$88,210	$52,338	$—	$35,872
(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheet as of December 31, 2022 and September 30, 2022.
(2) Notes receivable relate to our proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our consolidated balance sheets as of December 31, 2022 and September 30, 2022
(3) Corporate bonds, municipal bonds and other are reflected as “Held-to-maturity investments” in our consolidated balance sheet as of September 30, 2022.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 8 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2022	September 30, 2022
Land	—	$16,603	$16,603
Buildings and building improvements	3-30	126,373	126,244
Leasehold improvements	1-20	107,440	86,751
Training equipment	3-10	106,240	96,907
Office and computer equipment	3-10	36,238	31,900
Curriculum development	5	20,200	20,130
Software developed for internal use	1-5	12,307	12,150
Vehicles	5	1,406	1,458
Right-of-use assets for finance leases	2-3	2,976	215
Construction in progress	—	5,711	16,359
		435,494	408,717
Less: Accumulated depreciation and amortization		(194,658)	(194,425)
		$240,836	$214,292
Depreciation expense related to property and equipment was $5.1 million for the three months ended December 31, 2022, and $3.7 million for the three months ended December 31, 2021.

Note 9 - Goodwill

Our goodwill balance of $27.0 million as of December 31, 2022 represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. The changes in the carrying value of goodwill are presented in the table below.

	December 31, 2022	September 30, 2022
Balance at beginning of period	$16,859	$16,859
Additions to Goodwill for acquisition of Concorde	10,133	—
Balance at end of period	$26,992	$16,859

Of the $27.0 million recorded as goodwill as of December 31, 2022, $10.1 million resulted from the acquisition of Concorde, $8.6 million relates to the acquisition of MIAT as of November 1, 2021, and $8.2 million resulted from the acquisition of our motorcycle and marine education business in Orlando, Florida in 1998. As indicated in Note 1, as a result of the Concorde Acquisition, beginning with this reporting period we have two reportable segments. Prior to this reporting period, all goodwill related to our Postsecondary Education reportable operating segment. The table below summarizes the goodwill balance by reportable segment:

	December 31, 2022	September 30, 2022
UTI	$16,859	$16,859
Concorde	10,133	$—
Total	$26,992	$16,859
Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
other circumstances. Our goodwill is tested annually for impairment as of August 1 and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a report unit is less than its carrying amount. There were no indicators of goodwill impairment as of December 31, 2022.

Note 10 - Intangible Assets

The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of December 31, 2022:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$15,600	$—	$15,600	Indefinite
Trademarks, trade names and other	1,942	(429)	1,513	5.69
Curriculum	1,900	(118)	1,782	4.73
Total	$19,442	$(547)	$18,895	5.17

The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of December 31, 2021:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals - MIAT	$12,800	$—	$12,800	Indefinite
Trademarks and trade names - MIAT	3,000	—	3,000	Indefinite
Curriculum - MIAT	400	(13)	387	4.83
Non-compete agreement and trade name	442	(327)	115	3.33
Total	$16,642	$(340)	$16,302	4.47

Amortization expense for the three months ended December 31, 2022 and 2021 was $120 thousand and $20 thousand, respectively. The increase in the amortization expense during the three months ended December 31, 2022, which is not considered material to the condensed consolidated financial statements, was due to the intangible assets acquired with the Concorde Acquisition.

Of the $19.4 million recorded as intangible assets as of December 31, 2022, $4.8 million relates to the Concorde Acquisition, $14.2 million relates to the MIAT acquisition completed on November 1, 2021, and $0.4 million relates to previously recorded non-compete agreements and trade names. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets. Our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of December 31, 2022.

Note 11 - Leases
As of December 31, 2022, we leased 29 of our 33 campuses and two corporate office locations under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
certain portions of unused building space to third parties, which as of December 31, 2022, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

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
The components of lease expense during the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31,
Lease Expense	2022	2021
Operating lease expense(1)	$5,704	$6,363
Finance lease expense:
Amortization of leased assets	198	18
Interest on lease liabilities	87	1
Variable lease expense	1,950	1,091
Sublease income	(32)	(59)
Total net lease expense	$7,907	$7,414
(1)    Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three months ended December 31, 2022 and 2021.
Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	December 31, 2022	September 30, 2022
Assets:
Operating lease assets	Right-of-use assets for operating leases(1)	$199,947	$132,038
Finance lease assets	Property and equipment, net(2)	2,719	22
Total leased assets		$202,666	$132,060

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion(1)	$24,206	$12,959
Finance lease liabilities	Long-term debt, current portion	642	23
Noncurrent
Operating lease liabilities	Operating lease liability(1)	195,730	129,302
Finance lease liabilities	Long-term debt	4,982	—
Total lease liabilities		$225,560	$142,284

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
(1)     As noted in Note 4, during the three months ended December 31, 2022, our right-of-use assets and operating lease liability increased due to the acquisition of Concorde.
(2)     Finance lease assets are recorded net of accumulated amortization of $0.3 million and $0.2 million as of December 31, 2022 and September 30, 2022, respectively.

Lease Term and Discount Rate	December 31, 2022	September 30, 2022
Weighted-average remaining lease term (in years):
Operating leases	8.43	8.92
Finance leases	6.08	0.33

Weighted average discount rate:
Operating leases	3.58%	3.91%
Finance leases	9.29%	3.08%

	Three Months Ended December 31,
Supplemental Disclosure of Cash Flow Information and Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,963	$2,567
Financing cash flows from finance leases	115	18

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities (1)	$117	$7,457
Lease assets obtained in exchange for new finance lease liabilities	—	—
(1) Excludes the operating leases recorded for the Concorde and MIAT acquisitions discussed in Note 4.

Maturities of lease liabilities were as follows:

	As of December 31, 2022
Years ending September 30,	Operating Leases	Finance Leases
Remainder of 2023	$21,804	$854
2024	33,160	1,159
2025	31,829	1,193
2026	30,763	1,229
2027	29,301	1,266
2028 and thereafter	108,252	1,743
Total lease payments	255,109	7,444
Less: interest	(35,173)	(1,820)
Present value of lease liabilities	219,936	5,624
Less: current lease liabilities	(24,206)	(642)
Long-term lease liabilities	$195,730	$4,982

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 12 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2022	September 30, 2022
Accounts payable	$13,039	$21,746
Accrued compensation and benefits	27,453	28,430
Other accrued expenses	19,134	13,328
Accrued tool sets	3,229	3,176
Total accounts payable and accrued expenses	$62,855	$66,680

Note 13 - Debt

	December 31, 2022			September 30, 2022
	Interest Rate	Maturity Date	Carrying Value of Debt(6)	Carrying Value of Debt(6)
Revolving Credit Facility(1)	6.54%	Nov 2025	$90,000	$—
Avondale Term Loan(2)	6.12%	May 2028	$29,877	$30,083
Lisle Term Loan(3)	6.12%	Apr 2029	38,000	38,000
Finance leases(4)	9.29%	Various	5,624	23
Total debt			163,501	68,106
Debt issuance costs presented with debt (5)			(527)	(568)
Total debt, net			162,974	67,538
Less: current portion of long-term debt			(1,945)	(1,115)
Long-term debt			$161,029	$66,423
(1)     Interest on the Revolving Credit Facility (as defined below) accrues at annual rate equal to the SOFR plus a margin of 2.0% and a lender specific spread of 0.15%.
(2)    Interest on the Avondale Term Loan (as defined below) accrues at annual rate equal to the LIBOR plus 2.0%.
(3)    Interest on the Lisle Term Loan (as defined below) accrues at annual rate equal to the SOFR plus 2.0%.
(4)    Our finance leases include finance lease arrangements related to a facility lease and various equipment with a weighted-average annual interest rate of approximately 9.29%. The equipment leases mature in 2023 and the facility lease matures in 2029. See Note 11 for additional details on our finance leases.
(5)    The unamortized debt issuance costs as of December 31, 2022 relate to the Avondale Term Loan and the Lisle Term Loan.
(6)    Our Credit Facility, Term Loans and finance leases bear interest at rates commensurate with market rates and therefore the respective carrying values approximate fair value (Level 2).

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

This agreement provides that the revolver will amortize on an interest-only basis during its term with principal able to be borrowed, re-paid and re-borrowed throughout the term of the Facility and with the outstanding principal due and payable at maturity. Advances made under the Credit Facility will bear interest at a floating rate equal to, at our option, either (a) a variable rate equal to the greater of: (i) 3.5%, or (ii) the rate that the lender publicly announces, publishes or designates from time to time as its index rate or prime rate, or any successor rate thereto, in effect at its principal office, or (b) a variable rate

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
equal to the greater of (i) 0%, or (ii) Term SOFR relating to quotations for one (1) or three (3) months, as selected by us or as otherwise set pursuant to the terms of the credit agreement, as applicable, plus, in the case of any Term SOFR loan, an adjustment equal to 0.10% if the interest period is one (1) month and 0.15% if the interest period is three (3) months. Interest in the case of tranche rate loans will be increased by an applicable margin that varies from 1.75% up to 2.25% based on our then-current total leverage ratio. In executing the Credit Facility, we incurred $0.5 million in debt issuance costs which have been recorded in “Other assets” on the condensed consolidated balance sheet as of December 31, 2022. On November 28, 2022, we drew $90.0 million from the credit facility in support of the closing of the Concorde Acquisition at an interest rate of 6.54%. In December 2022, a $1.8 million letter of credit was issued on the Credit Facility, reducing our availability as of December 31, 2022 to $8.2 million.
We are also subject to certain customary affirmative and negative covenants under the credit agreement for financing generally and for the Credit Facility, including financial covenants such as total leverage ratio, a fixed charge coverage ratio, and a quick ratio. In addition, we are required to maintain a financial responsibility composite score of at least 1.4 as of the end of the fiscal year ending September 30, 2023 and of at least 1.5 as of the end of any fiscal year thereafter. Lastly, we are subject to a “clean off” provision, under which within the first 20 months after our initial draw under the Credit Facility, the amount outstanding on the Credit Facility will not exceed $20.0 million for a single 30 consecutive day period. As of December 31, 2022, we were in compliance with all covenants under our Credit Facility.

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

Lisle Term Loan

On April 14, 2022, 2611 (the “Borrower”) entered into a new Loan Agreement (“Lisle Loan Agreement”) with Valley National Bank (the “Lisle Lender”), to fund the acquisition and retire prior loan agreement with Western Alliance bank, via a term loan in the original principal amount of $38.0 million with a maturity of seven years (the “Lisle Term Loan”). The Lisle Term Loan bears interest at a rate of one-month Secured Overnight Financing Rate (“SOFR”) plus 2.0%. The Lisle Term Loan is secured by a mortgage on the Lisle Campus and is guaranteed by the Company. In connection with the Lisle Term Loan, we entered into an interest rate swap agreement with the Lisle Lender that effectively fixes the interest rate on 50% of the principal amount of the Lisle Term Loan, or $19.0 million, at 4.69% for the entire loan term. See Note 14 below for further discussion on the interest rate swap

Debt Covenants for our Term Loans

We are subject to certain customary affirmative and negative covenants in connection with our term loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and a debt service coverage ratio covenant. Events of default under the Avondale Term Loan and the Lisle Term Loan include, among others, the failure to make payments when due, breach of covenants, and breach of representations or warranties. For further discussion of our debt covenants, see Note 15 on “Debt” included in our 2022 Annual Report on Form 10-K. As of December 31, 2022, we were in compliance with all term loan debt covenants.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2023 and for each year through the period ended September 30, 2027, and thereafter were as follows at December 31, 2022:

Maturity	Revolving Credit Facility & Term Loans	Finance Leases	Total
Remainder of 2023	$886	$477	$1,363
2024	71,672	709	72,381
2025	1,763	815	2,578
2026	21,836	931	22,767
2027	1,909	1,060	2,969
Thereafter	59,811	1,632	61,443
Subtotal	157,877	5,624	163,501
Debt issuance costs presented with debt	(527)	—	(527)
Total	$157,350	$5,624	$162,974

Note 14 - Derivative Financial Instruments

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

On April 14, 2022, in connection with the Lisle Term loan discussed in Note 13, we entered into an interest rate swap agreement with the Lisle Lender that effectively fixes the interest rate on 50% of the principal amount of the Lisle Term Loan at 4.69% for the entire loan term, or seven years (the “Lisle Swap”). On April 14, 2022, the Lisle Swap was designated as an effective cash flow hedge for accounting and tax purposes.

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of December 31, 2022, we estimate that $0.9 million will be reclassified to “Interest expense” within the next twelve months. As of December 31, 2022, the notional amount of the Avondale Swap and Lisle Swap was approximately $14.9 million and $19.0 million, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Fair Value of Derivative Instruments

The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheet as of December 31, 2022 and September 30, 2022:

Interest Rate Swaps	December 31, 2022	September 30, 2022
Other current assets	$813	$632
Other assets	1,718	2,067
Total fair value of assets designated as hedging instruments	$2,531	$2,699

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations and Accumulated Other Comprehensive Income

The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the condensed consolidated statement of operations and “Accumulated other comprehensive income” for the three months ended December 31, 2022 and 2021:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended December 31, 2022
Avondale Swap and Lisle Swap	$41	Interest expense	$(128)

	Three Months Ended December 31, 2021
Avondale Swap	$118	Interest expense	$(55)

Note 15 - Income Taxes

Our income tax expense for the three months ended December 31, 2022 was $1.5 million, or 36.5% of pre-tax income, compared to an income tax benefit of $1.3 million, or (10.0)% of pre-tax income, for the three months ended December 31, 2021. The income tax expense for the three months ended December 31, 2022 is primarily driven by non-deductible executive compensation, transaction costs and state and local income and franchise taxes. The income tax benefit recorded during the three months ended December 31, 2021 was primarily comprised of the valuation allowance impact related to the MIAT deferred tax liability for indefinite lived intangibles which were available to offset a portion of our indefinite lived deferred tax assets, offset by current state tax expense.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the three months ended March 31, 2022, based in part on our sustained positive earnings in recent quarters, we determined that there was sufficient evidence to meet the more likely than not realizability threshold and support the reversal of a majority of the previously recorded valuation allowance against our deferred tax assets. The release of the valuation allowance resulted in the recognition of certain deferred tax assets on the condensed consolidated balance sheet and a non-cash tax benefit recorded in the condensed consolidated statement of operations for the period. As of December 31, 2022, we continued to maintain a valuation allowance related to certain federal and state attributes which are not expected to be utilized prior to expiration.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 16 - Commitments and Contingencies
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of December 31, 2022 and September 30, 2022, the total face amount of these surety bonds was approximately $29.6 million and $20.5 million, respectively. The Concorde Acquisition contributed $4.6 million to the current period amount.
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

Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claims. We are not currently a party to any material legal proceedings, but note that legal proceedings could, generally, have a material adverse effect on our business, cash flows, results of operations or financial condition.

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
Preferred Stock
Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of December 31, 2022 and September 30, 2022, 675,885 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding, respectively. The liquidation preference associated with the Series A Preferred Stock was $100 per share at December 31, 2022 and September 30, 2022.
Pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year. Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We accrued Cash Dividends of approximately $1.3 million as of December 31, 2022.

Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
program require the approval of a majority of the voting power of our Series A Preferred Stock. We have not repurchased any shares under the share repurchase program, including during the three months ended December 31, 2022.

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

The following table summarizes the computation of basic and diluted EPS under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Three Months Ended
	December 31,
	2022	2021
Basic earnings per common share:
Net income	$2,648	$14,822
Less: Preferred stock dividend declared	(1,277)	(1,323)
Net income available for distribution	1,371	13,499
Income allocated to participating securities	(514)	(5,267)
Net income available to common shareholders	$857	$8,232

Weighted average basic shares outstanding	33,805	32,849

Basic income per common share	$0.03	$0.25

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
Diluted earnings per common share:
Method used:	Two-class	Two-class
Net income available to common shareholders	$857	$8,232

Weighted average basic shares outstanding	33,805	32,849
Dilutive effect related to employee stock plans	603	723
Weighted average diluted shares outstanding	34,408	33,572

Diluted income per common share	$0.02	$0.25

Anti-dilutive shares excluded:
Outstanding stock-based grants	506	186
Convertible preferred stock	20,297	21,021
Total anti-dilutive shares excluded	20,803	21,207

Dilutive shares under the as-converted method(1)	54,705	54,593
(1) The dilutive shares under the as-converted method assume conversion of the Series A Preferred Stock and are presented here merely for reference. In a net income position, diluted earnings per share is determined by the more dilutive of the two-class method or the as-converted method.

Note 19 - Segment Information

During the three months ended December 31, 2022, we revised our reportable segments to reflect the manner in which the chief operating decision-maker evaluates performance and allocates resources. As a result of the Concorde Acquisition (as discussed in Note 4), beginning with this reporting period we have two reportable segments as follows:
UTI: UTI operates 16 campuses located in 9 states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs under brands such as Universal Technical Institute, Motorcycle Mechanics Institute, Marine Mechanics Institute, NASCAR Technical Institute, and MIAT College of Technology (“MIAT”). UTI also offers manufacturer specific advanced training programs, which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers.

Concorde: Concorde operates across 17 campuses in 8 states, offering degree, non-degree and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. Concorde believes in preparing students for their health care careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study.

“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments and is included to reconcile segment results to the condensed consolidated financial statements. These costs were previously allocated across our former “Postsecondary Education” reportable segment and “Other” category based upon compensation expense. Prior periods have been updated to conform to the revised presentation.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended December 31, 2022
Revenues	$105,573	$14,431	$—	$120,004
Income (loss) from operations	16,515	(726)	(11,341)	4,448
Depreciation and amortization(1)	4,775	457	16	5,248
Net income (loss)	15,825	(734)	(12,443)	2,648

Three Months Ended December 31, 2021
Revenues	$105,075	$—	$—	$105,075
Income (loss) from operations	23,167	—	(9,589)	13,578
Depreciation and amortization(1)	3,663	—	16	3,679
Net income (loss)	22,959	—	(8,137)	14,822

As of December 31, 2022
Total assets	$383,349	$149,668	$215,056	$748,073

As of September 30, 2022
Total assets	$436,917	$—	$115,994	$552,911

(1) Includes depreciation of training equipment obtained in exchange for services of $0.2 million for the three months ended December 31, 2022 and 2021, respectively.

Note 20 - Government Regulation and Financial Aid

As discussed at length in our 2022 Annual Report on Form 10-K, our institutions participate in a range of government-sponsored student assistance programs. The most significant of these is the federal student aid programs administered by the U.S. Department of Education (“ED”) pursuant to Title IV of the Higher Education Act (“HEA”), commonly referred to as the Title IV Programs. Generally, to participate in the Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. See “Part I, Item 1. Regulatory Environment” in our 2022 Annual Report on Form 10-K.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
All UTI institutions and the Concorde Career Colleges, Kansas City institution are authorized to participate in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. SARA is overseen by a national council and administered by four regional education compacts. As of July 1, 2022, 49 states (all but California), the District of Columbia, Puerto Rico and the U.S. Virgin Islands have joined SARA. Each of our institutions holds either the state or SARA authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities.
State Licensing Boards
Many educational programs leading to professional licensure in a regulated profession require approval from, and are subject to, ongoing oversight by state agencies or boards. Certain Concorde healthcare programs, such as the Vocational Nursing, Practical Nursing, Dental Assistant, Massage Therapy, Nursing Practice (RN) programs, require and have obtained state licensure. Such programs are required to meet the standards of the state licensure agency or board and must periodically renew their licenses by completing a comprehensive license renewal process.
Institutional Accreditation
Accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Institutional accreditation by an ED-recognized accreditor is required for an institution to be certified to participate in Title IV Programs. All of the UTI institutions and 14 of the Concorde institutions are accredited by the Accrediting Commission of Career Schools and Colleges (“ACCSC”). The remaining two Concorde institutions are accredited by the Council on Occupational Education (“COE”). Both ACCSC and COE are accrediting agencies recognized by ED. ACCSC and COE review the academic quality of each institution’s instructional programs, as well as the administrative and financial operations of the institution to ensure that it has the resources necessary to perform its educational mission, implement continuous improvement processes, and support student success. Our institutions must submit annual reports, and at times, supplemental reports, to demonstrate ongoing compliance and improvement. ACCSC and COE require institutions to disclose certain institutional information to current and prospective students, as well as to the public, and require that our schools and programs meet various performance standards as a condition of continued accreditation. Institutions must periodically renew their accreditation by completing a comprehensive renewal of accreditation process. See “Part I, Item 1. Regulatory Environment - Accreditation” in our 2022 Annual Report on Form 10-K for further details and the current status of UTI campus’ accreditation.
Programmatic Accreditation

In addition to institutional accreditation, programmatic accreditation may be required for particular educational programs. Programmatic accreditors review specialized and professional programs in a range of fields and disciplines within an institution to ensure the public that an academic program has undergone a rigorous review process and found to meet high standards for educational quality. Certain Concorde healthcare programs, including the Physical Therapist Assistant, Dental Hygiene, Neurodiagnostic Technology, Polysomnographic Technology, Respiratory Therapy, Surgical Technology, Radiologic Technology, Diagnostic Medical Sonography, Cardiovascular Sonography, Occupational Therapy Assistant, Pharmacy Technician, and Occupational Therapy Assistant programs, have obtained programmatic accreditation. Such programs are required to meet the standards of their programmatic accreditor and must periodically renew their accreditation by completing a comprehensive accreditation renewal process.
Title IV Programs

The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. All of our institutions are certified to participate in Title IV Programs. Significant factors relating to Title IV Programs that could adversely affect us include:

•The 90/10 Rule. As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to comply with the “90/10 rule.” Under the current 90/10 rule, to remain eligible to participate in the federal

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
student aid programs, a proprietary institution must derive at least 10% of its revenues for each fiscal year from sources other than “Federal education assistance funds.” Federal education assistance funds are defined as “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution.” ED published a proposed 90/10 rule on July 28, 2022 and a final rule on October 28, 2022. The new rule will take effect July 1, 2023 and will apply to any annual audit submission for a proprietary institutional fiscal year beginning on or after January 1, 2023.

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

•Title IV Program Rulemaking. ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. ED is currently managing two significant rulemaking efforts. First, between October and December 2021, ED held three rounds of negotiations as part of the Affordability and Student Loans rulemaking. The negotiators considered nine issue areas, including the borrower defense to repayment rule, closed school loan discharges and loan repayment plans. Second, between January and March of 2022, ED held three rounds of negotiations as part of the Institutional and Programmatic Eligibility rulemaking. The negotiators considered seven issue areas, including administrative capability, financial responsibility, gainful employment, change of ownership and control, ability to benefit and the 90/10 rule. On October 28, 2022, ED published a final rule amending regulations governing Pell Grants for prison education programs, the 90/10 rule, and changes in ownership and control, effective July 1, 2023. On November 1, 2022, ED published a final rule governing borrower defense to repayment rule, closed school loan discharges, pre-dispute arbitration and class action waiver clauses, interest capitalization on Federal student loans, Public Student Loan Forgiveness, total and permanent disability discharges, and false certification discharges, also effective July 1, 2023. The regulated community is awaiting proposed rules on the remaining topics covered by ED’s current negotiated rulemakings. ED also has announced a slate of new negotiated rulemakings to begin in Spring 2023, which will address state authorization, accreditation, distance education, and other topics. We devote significant effort to understanding the effects of ED

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships.

•Non-Discrimination Rulemakings. On July 12, 2022, ED published a proposed rule to amend the regulations implementing Title IX of the Education Amendments of 1972 (“Title IX”). The regulated community is awaiting a final Title IX rule. ED also has indicated that it will be proposing a rule to amend regulations related to nondiscrimination on the basis of disability in the Spring of 2023.

Department of Veterans Affairs Benefit Programs

Some of our students also receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the Department of Veterans Affairs (“VA”), the Department of Defense (“DOD”) and under the Workforce Innovation and Opportunity Act.

In 2022, the UTI programs derived approximately 13% of their revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA.

Other Federal and State Student Aid Programs

The Department of Veterans Affairs, the Department of Defense, the Department of Labor, the Department of Education (through non-Title IV programs), and certain states provide support to postsecondary students through grants, benefits, loans, or scholarships. All of our institutions that engage in such programs must comply with the eligibility and participation requirements applicable to each of these funding programs, which vary by funding agency and program.

Each year we derive a portion of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA.

Additionally, some states provide financial aid to our students in the form of grants, loans, or scholarships. The UTI campuses in Long Beach, Rancho Cucamonga and Sacramento, California, as well as the Concorde campuses in Garden Grove, North Hollywood and San Diego, California for example, are currently eligible to participate in the Cal Grant program. All of our institutions must comply with the eligibility and participation requirements applicable to each of these funding programs, which vary by funding agency and program.

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

Both UTI and Concorde, along with 68 other proprietary institutions, received an October 6, 2021 letter from the FTC providing notice that engaging in deceptive or unfair conduct in the education marketplace violates consumer protection laws

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
and could lead to significant civil penalties. The notice stated that an institutions receipt of the letter “does not reflect any assessment as to whether they have engaged in deceptive or unfair conduct,” and the FTC did not request any information.

The CARES Act, the CRRSAA, and ARPA

During fiscal 2020 and 2021 various pieces of legislation were issued related to the COVID-19 pandemic including the Coronavirus Aid, Relief, and Economic Security Act, the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 and the American Rescue Plan Act. This legislation, along with guidance from the ED, are discussed at length in “Note 24 - Governmental Regulation and Financial Aid” in our 2022 Annual Report on Form 10-K. For additional information and risks associated with this legislation, see Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K.

Distance Education

Institutions that offer instruction outside of their Home State must comply with federal regulations governing state authorization for distance education in order to participate in the Title IV student financial aid programs. We continue to work to ensure that our programming complies with applicable distance education rules and standards, including ED’s new distance education rules, which became effective July 1, 2021. We also will closely monitor any new rulemaking initiated in Spring 2023 that concerns state authorization or distance education.

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

To date, we have received approval from ACCSC and COE to permanently offer blended format programs that utilize both distance and on-ground education. Additionally, we have received permanent approvals by all state education authorizing agencies to offer blended format programs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and those in our 2022 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2022 Annual Report on Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.

Company Overview

Universal Technical Institute, Inc., which together with its subsidiaries is referred to as the “Company”, “we,” “us” or “our,” was founded in 1965 and is a leading workforce solutions provider of transportation, skilled trades and healthcare education programs, whose mission is to serve students, partners, and communities by providing quality education and support services for in-demand careers across a number of highly-skilled fields. We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. As a result of the Concorde Career Colleges acquisition on December 1, 2022, beginning with this reporting period we have two reportable segments as follows:
Universal Technical Institute (“UTI”): UTI operates 16 campuses located in nine states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs under brands such as Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively “MMI”), NASCAR Technical Institute, and MIAT College of Technology (“MIAT”). UTI also offers manufacturer specific advanced training programs, which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers. UTI works closely with over 35 original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals.

Concorde Career Colleges (“Concorde”): Concorde operates across 17 campuses in eight states, offering degree, non-degree, and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. Concorde believes in preparing students for their health care careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study. We acquired Concorde on December 1, 2022. See Note 4 on “Acquisitions” for additional information.

“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. These costs were previously allocated across our former “Postsecondary Education” reportable segment and “Other” category based upon compensation expense. Additional information about our reportable segments is presented in Note 19.

All of our campuses are accredited and are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (“HEA”), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (“ED”). Our programs are also eligible for financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs (“VA”) and under the Workforce Innovation and Opportunity Act.

We believe that our industry-focused educational model and national presence has enabled us to develop valuable industry relationships, which provide us with significant competitive advantages and supports our market leadership, along with enabling us to provide highly specialized education to our students, resulting in enhanced employment opportunities and the potential for higher wages for our graduates.

Concord Career Colleges Acquisition

On December 1, 2022, we completed the acquisition contemplated by the previously announced Stock Purchase Agreement (the “Purchase Agreement”), dated May 3, 2022, by and among the Company, Concorde Career Colleges, Inc., a Delaware corporation (“Concorde”); Liberty Partners Holdings 28, L.L.C., a Delaware limited liability company, and Liberty

Investment IIC, LLC, a Delaware limited liability company (each a “Seller,” and collectively, the “Sellers”); and Liberty Partners L.P., a Delaware limited partnership, in its capacity as a representative of the Sellers. Under the terms of the Purchase Agreement, we acquired of all of the issued and outstanding shares of capital stock of Concorde for a base purchase price of $50.0 million, less $1.3 million in net adjustments, for total cash consideration paid of $48.7 million. The final cash consideration paid is subject to closing working capital and other customary adjustments. See the “Liquidity and Capital Resources” section of this MD&A for a discussion on the financing used to fund the acquisition. The risks and uncertainties related to the acquisition are described in Item 1A. “Risk Factors” of our 2022 Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Overview of the Three Months Ended December 31, 2022

Student Metrics

	Three Months Ended December 31, 2022
	UTI	Concorde	Consolidated
Total new student starts	1,974	336	2,310
Average undergraduate full-time active students	13,511	7,737	21,248
End of period undergraduate full-time active students	12,657	7,630	20,287

	Three Months Ended December 31, 2021
	UTI	Concorde	Consolidated
Total new student starts	1,972	—	1,972
Average undergraduate full-time active students	13,729	—	13,729
End of period undergraduate full-time active students	13,129	—	13,129

	% Change
	UTI	Concorde	Consolidated
Total new student starts	0.1%	100.0%	17.1%
Average undergraduate full-time active students	(1.6)%	100.0%	54.8%
End of period undergraduate full-time active students	(3.6)%	100.0%	54.5%
The decrease in the UTI average undergraduate full-time active students and end of period undergraduate full-time active students was due to lower growth in student starts in the prior fiscal year. On a consolidated basis, the acquisition of Concorde increases our new student starts, average and end of period undergraduate full-time active students.

Our ability to start new students can be influenced by various factors including: ongoing impacts of the COVID-19 pandemic and related variants, unemployment rates; competition; adverse media coverage, legislative hearings, regulatory actions and investigations by attorneys general and various agencies related to allegations of wrongdoing on the part of other companies within the education and training services industry, which can cast the aggregate “for-profit” education industry in a negative light; and the state of the general macro-economic environment and its impact on price sensitivity and the ability and willingness of students and their families to incur debt to fund their education.

Operations

Revenues for the three months ended December 31, 2022 were $120.0 million, an increase of $14.9 million, or 14.2%, from the comparable period in the prior year. The acquisition of Concorde contributed $14.4 million of revenue. Excluding the acquisition, our revenues increased slightly.

We had income from operations of $4.4 million during the three months ended December 31, 2022, compared to income from operations of $13.6 million during the three months ended December 31, 2021. The decrease in our income from operations was primarily driven by increased costs associated with our new campus and program rollouts in the prior fiscal year, and both ongoing and one-time costs associated with our growth and diversification strategy. Additionally, productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on efficiency opportunities throughout our cost structure, while improving and investing in the overall student experience.

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

During the three months ended December 31, 2022, we executed the following as part of our growth and diversification strategy:
•As previously noted, we closed on the acquisition of Concorde on December 1, 2022. Concorde is a leading provider of industry-aligned healthcare education programs in fields such as nursing, dental hygiene and medical diagnostics. Concorde currently operates 17 campuses across eight states with approximately 7,600 students, and offers its programs in ground, hybrid and online formats. The acquisition aligns with our growth and diversification strategy, which is focused on offering a broader array of high-quality, in-demand workforce education solutions which both prepare students for a variety of careers in fast-growing fields and help close the country's skills gap by leveraging key industry partnerships.
•UTI expanded the Volvo TEKNIKER Apprentice Program, a 12-week, manufacturer-paid apprentice program to Volvo's training facility in Ridgeville, South Carolina. Previously this program was only offered at UTI's Avondale, Arizona campus. These are the only two locations in the country offering the program.
In addition, we continue to pursue other opportunities that align with our growth and diversification strategy.

Regulatory Environment

See Note 20 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2022	2021
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	51.2%	45.6%
Selling, general and administrative	45.1%	41.5%
Total operating expenses	96.3%	87.1%
Income from operations	3.7%	12.9%
Interest income	0.7%	—%
Interest expense	(1.2)%	(0.2)%
Other income, net	0.3%	0.1%
Total other expense, net	(0.2)%	(0.1)%
Income before income taxes	3.5%	12.8%
Income tax (expense) benefit	(1.3)%	1.3%
Net income	2.2%	14.1%
Preferred stock dividends	(1.1)%	(1.3)%
Income available for distribution	1.1%	12.8%
Income allocated to participating securities	(0.4)%	(5.0)%
Net income available to common shareholders	0.7%	7.8%

Revenues

The following table presents revenue by segment (in thousands):

	Three Months Ended December 31, 2022
	UTI	Concorde	Consolidated
Revenue	$105,573	$14,431	$120,004

	Three Months Ended December 31, 2021
	UTI	Concorde	Consolidated
Revenue	$105,075	$—	$105,075

% Change	0.5%	100.0%	14.2%

Revenues for the three months ended December 31, 2022 were $120.0 million, an increase of $14.9 million, or 14.2%, as compared to revenues of $105.1 million for the three months ended December 31, 2021.

UTI

Revenues for UTI for the three months ended December 31, 2022 were $105.6 million. UTI had a 1.6% decrease in average undergraduate full-time active students due to lower student starts in fiscal 2022. Revenue increased slightly despite the slight decline in the average undergraduate full-time students as it was offset by an increase in the average revenue per student as compared to the prior year. UTI recognized $2.0 million and $2.5 million on an accrual basis related to revenues and interest under our proprietary loan program for the three months ended December 31, 2022, and 2021, respectively.
Concorde
Revenues for Concorde, which represent one month as Concorde was acquired on December 1, 2022, were $14.4 million. Note that due to phasing and seasonality of clinical programs, December is one of Concorde’s lowest revenue months during the fiscal year.

Educational services and facilities expenses

Educational services and facilities expenses were $61.4 million for the three months ended December 31, 2022, which represents an increase of $13.5 million as compared to $47.9 million for the three months ended December 31, 2021, which is primarily due to the acquisition of Concorde on December 1, 2022.
The following table sets forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Three Months Ended December 31, 2022
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$26,852	$6,559	$33,411
Bonus expense	656	—	656
Stock-based compensation	81	—	81
Compensation and related costs	27,589	6,559	34,148
Occupancy costs	7,682	1,764	9,446
Depreciation and amortization expense	4,417	420	4,837
Supplies, maintenance and student expense	4,585	911	5,496
Contract services expense	1,065	56	1,121
Other educational services and facilities expense	5,539	821	6,360
Total educational services and facilities expense	$50,877	$10,531	$61,408

	Three Months Ended December 31, 2021
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$24,282	$—	$24,282
Bonus expense	539	—	539
Stock-based compensation	46	—	46
Compensation and related costs	24,867	—	24,867
Occupancy costs	8,996	—	8,996
Depreciation and amortization expense	3,407	—	3,407
Supplies, maintenance and student expense	4,528	—	4,528
Contract services expense	1,248	—	1,248
Other educational services and facilities expense	4,855	—	4,855
Total educational services and facilities expense	$47,901	$—	$47,901

UTI

Compensation and related costs increased by $2.7 million for the three months ended December 31, 2022 primarily due to increased instructor salaries related to the opening of two new campuses and program expansions since the prior year.

Occupancy costs decreased by $1.3 million for the three months ended December 31, 2022. The decrease was primarily due to the purchasing of our Lisle, Illinois campus and the consolidation of the MMI and UTI campuses in both Arizona and Florida into single sites. The decrease was partially offset by the opening of the Miramar, Florida campus.

Depreciation expense increased by $1.0 million for the three months ended December 31, 2022 primarily due to purchasing the Lisle Campus and the capital expenditures related to construction and new equipment costs for the new campuses in Austin, Texas and Miramar, Florida and the new welding programs in Mooresville, North Carolina and Exton, Pennsylvania, all of which opened last year.

Other educational services and facilities expense increased by $0.7 million for the three months ended December 31, 2022. The increase was primarily due to the cost of welding gear of $0.3 million due to the expansion of our welding programs to our Mooresville, North Carolina and Exton, Pennsylvania campuses, a $0.3 million increase in expense related to training aids, and an increase in the cost of tools of $0.3 million.

Concorde

Educational services and facilities expenses for Concorde, which represent one month as Concorde was acquired on December 1, 2022, were $10.5 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2022 were $54.1 million. This represents an increase of $10.6 million, as compared to $43.6 million for the three months ended December 31, 2021, which is primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our growth and diversification strategy.

The following table sets forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Three Months Ended December 31, 2022
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$15,404	$1,917	$5,101	$22,422
Bonus expense	2,887	188	1,134	4,209
Stock-based compensation	171	—	917	1,088
Compensation and related costs	18,462	2,105	7,152	27,719
Advertising and marketing expense	13,349	1,280	—	14,629
Professional and contract services expense	2,000	41	2,175	4,216
Other selling, general and administrative expenses	4,370	1,200	2,014	7,584
Total selling, general and administrative expenses	$38,181	$4,626	$11,341	$54,148

	Three Months Ended December 31, 2021
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$13,637	$—	$4,889	$18,526
Bonus expense	2,968	—	986	3,954
Stock-based compensation	123	—	537	660
Compensation and related costs	16,728	—	6,412	23,140
Advertising and marketing expense	11,959	—	—	11,959
Professional and contract services expense	736	—	2,082	2,818
Other selling, general and administrative expenses	4,584	—	1,095	5,679
Total selling, general and administrative expenses	$34,007	$—	$9,589	$43,596

UTI

Compensation and related costs increased by $1.7 million for the three months ended December 31, 2022 primarily due to an increase in headcount to support growth and diversification initiatives as compared to the prior year.

Advertising and marketing expense increased by $1.4 million for the three months ended December 31, 2022, primarily due to timing of spend along with incremental investment to support growth objectives. We continue to target cost-efficient marketing with an increased focus on digital media. Advertising and marketing expense as a percentage of revenues increased to 12.2% for the three months ended December 31, 2022 as compared to 11.4% in the prior year.

Professional and contract services expense increased by $1.3 million primarily due to one-time costs incurred related to growth and diversification initiatives, primarily integration costs.

Concorde

Selling, General and Administrative expenses for Concorde, which represented one month as Concorde was acquired on December 1, 2022, were $4.6 million.

Corporate

Selling, General and Administrative expenses for Corporate increased by $1.8 million for the three months ended December 31, 2022. This was primarily due to compensation and related costs which increased by $0.7 million due to an increase in headcount to support growth and diversification initiatives as compared to the prior year.

Income taxes

Income tax expense for the three months ended December 31, 2022 was $1.5 million, or 36.5% of pre-tax income, compared to an income tax benefit of $1.3 million, or (10.0)% of pre-tax income, for the three months ended December 31, 2021. The income tax expense for the three months ended December 31, 2022 is primarily driven by non-deductible executive compensation, transaction costs and state and local income and franchise taxes. The income tax benefit recorded during the three months ended December 31, 2021 is primarily comprised of the valuation allowance impact related to the MIAT deferred tax liability for indefinite lived intangibles which are available to offset a portion of our indefinite lived deferred tax assets, offset by current state tax expense. See Note 15 of the notes to the condensed consolidated financial statements herein for additional details.

Preferred stock dividends
As of December 31, 2022 and 2021, 675,885 and 700,000 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we recorded a preferred stock cash dividend of $1.3 million for the three months ended December 31, 2022 and 2021, respectively.

Income available for distribution

Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $1.4 million and $13.5 million for the three months ended December 31, 2022 and 2021, respectively.

Income allocated to participating securities

Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The amount of income allocated to the participating securities for the three months ended December 31, 2022 and 2021 was $0.5 million and $5.3 million, respectively.

Net income available to common shareholders

After allocating the income to the participating securities, we had $0.9 million and $8.2 million of net income available to common shareholders for the three months ended December 31, 2022 and 2021, respectively.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three months ended December 31, 2022 and 2021 were $10.0 million and $17.4 million, respectively. We define EBITDA as net income, before interest (income) expense, income tax expense (benefit), and depreciation and amortization.

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

EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended December 31,
	2022	2021
Net income	$2,648	$14,822
Interest income	(823)	(12)
Interest expense	1,423	233
Income tax expense (benefit)	1,525	(1,347)
Depreciation and amortization(1)	5,248	3,679
EBITDA	$10,021	$17,375
(1) Includes depreciation of training equipment obtained in exchange for services of $0.2 million for the three months ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Overview of Liquidity

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as announced growth and diversification initiatives over the next 12 months and beyond. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation of new programs, such as welding, in existing markets where we continue to optimize utilization of our campus facilities.

Our aggregate cash and cash equivalents were $162.2 million as of December 31, 2022, an increase of $95.8 million from September 30, 2022.
Strategic Uses of Cash

On December 1, 2022, using funds from our new revolving credit facility, we acquired of all of the issued and outstanding shares of capital stock of Concorde for a base purchase price of $50.0 million, less $1.3 million in net adjustments, for total cash consideration paid of $48.7 million. The final cash consideration paid is subject to closing working capital and other customary adjustments. See Note 4 of the notes to the condensed consolidated financial statements herein for additional details on the acquisition.
We believe that additional strategic uses of our cash resources may include consideration of additional strategic acquisitions and organic growth initiatives, purchase of real estate assets, subsidizing funding alternatives for our students, and the repurchase of common stock, among others. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents, and short-term investments, or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into additional credit facilities, issue debt or issue additional equity.

Long-term Debt

As of December 31, 2022, we had $163.5 million of long-term debt outstanding, which is comprised of two term loans and a revolving credit facility. Of the $163.5 million outstanding, $29.9 million relates to a term loan that bears interest at the rate of LIBOR plus 2.0% over the seven year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. Approximately $38.0 million relates to a term loan that bears interest at the rate of SOFR plus 2.0% over the seven year term, secured in connection with the Lisle Campus property. The remaining $90.0 million relates to a revolving credit facility secured in connection with the Concorde acquisition. See Note 13 of the notes to the condensed consolidated financial statements herein for additional details on the term loans and the revolving credit facility.

Dividends

We currently do not pay a cash dividend on our common stock. For our outstanding Series A preferred shares, we currently pay preferred stock cash dividends of approximately $2.5 million during March and September of each fiscal year, which is subject to adjustment for any preferred stock conversions that occur during the year.

Principal Sources of Liquidity

Our principal source of liquidity is operating cash flows and existing cash and cash equivalents. A majority of our revenues are derived from Title IV Programs and various veterans’ benefits programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for new funding for each academic year consisting of 30-week periods. Loan funds are generally provided in two disbursements for each academic year. The first disbursement for first-time borrowers is usually received 30 days after the start of a student’s academic year, and the second disbursement is typically received at the beginning of the 16th week from the start of the student’s academic year. Under our UTI proprietary loan program, we bear all credit and collection risk and students are not required to begin repayment until six months after the student completes or withdraws from his or her program. Similarly, we bear all credit and collection risk for students paying through UTI cash payment plans and those under a retail installment contract at Concorde. These factors, together with the timing of when our students begin their programs, affect the timing and seasonality of our operating cash flow.

Operating Activities

Our net cash provided by operating activities was $2.8 million for the three months ended December 31, 2022, compared to $2.5 million for the three months ended December 31, 2021.

Net income, after adjustments for non-cash items, provided cash of $14.4 million. The non-cash items included $4.1 million for amortization of right-of-use assets for operating leases, $5.2 million for depreciation and amortization expense and $1.2 million for stock-based compensation expense and a change in deferred tax assets of $1.1 million.

Changes in operating assets and liabilities used cash of $11.6 million primarily due to the following:

•The decrease in accounts payable and accrued expenses used cash of $15.9 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•Changes in our operating lease liability, primarily as a result of rent payments, used cash of $5.0 million.
•The increase in deferred revenue provided cash of $4.6 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at December 31, 2022 as compared to September 30, 2022.
•The decrease in receivables provided cash of $4.7 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.

Net income, after adjustments for non-cash items, for the three months ended December 31, 2021 provided cash of $22.2 million. The non-cash items included $4.5 million for amortization of right-of-use assets for operating leases, $3.7 million for depreciation and amortization expense and $0.7 million for stock-based compensation expense.

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
Investing Activities

During the three months ended December 31, 2022, cash provided by investing activities was $5.2 million. The cash inflow was due to proceeds from maturities of held-to-maturity securities of $29.0 million, offset by cash outflow related to the purchase of Concorde for $17.0 million, net of cash consideration received. Additionally, we purchased property and equipment of $6.8 million which primarily related to capital expenditures for our new campuses in Austin, Texas and Miramar, Florida, and the rollout of new programs at our other campuses.

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

Financing Activities

During the three months ended December 31, 2022, cash provided by financing activities was $88.7 million which was primarily related to proceeds from our new revolving credit facility of $90.0 million, offset by $0.5 million in payments of payroll taxes on stock-based compensation through shares withheld, debt issuance costs related to the credit facility of $0.5 million and the repayment of long-term debt of $0.3 million.

During the three months ended December 31, 2021, cash provided by financing activities was $0.5 million which was primarily the payment of payroll taxes on stock-based compensation through shares withheld and payments on our term loan.

Seasonality and Trends

Our operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population and costs associated with opening or expanding our campuses. Our student population varies as a result of new student enrollments, graduations and student attrition. Historically, UTI has had lower student populations in the third quarter than in the remainder of the year because fewer students are enrolled during the summer months. Additionally, UTI has had higher student populations in the fourth quarter than in the remainder of the year because more students enroll during this period. Concorde typically has higher student populations in January and August through October for its core programs and in February for its clinical programs. UTI and Concorde core program expenses do not vary significantly with changes in student population and revenues. Concorde clinical program expenses fluctuate based on the academic calendar and season due to the timing of clinical starts. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. However, such patterns may change as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the three months ended December 31, 2022 from those previously disclosed in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates.

We invest our cash and cash equivalents in money market funds. As of December 31, 2022, we held $162.2 million in cash and cash equivalents. During the three months ended December 31, 2022, we earned interest income of $823 thousand. As we have a conservative investment policy, our financial exposure to fluctuations in interest rates related to our interest income is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.

On May 12, 2021, we entered into a credit agreement to finance the Avondale property through a $31.2 million term loan that bears interest at the rate of LIBOR plus 2.0% with a maturity of seven years. As of December 31, 2022, the fair value of our long-term debt was $29.9 million and bears interest on the outstanding principal amount at a rate equal to the LIBOR plus 2.0%, which was 6.12% as of December 31, 2022.

On April 14, 2022, we entered into a credit agreement to finance the Lisle property through a $38.0 million term loan that bears interest at the rate of SOFR plus 2.0% with a maturity of seven years. As of December 31, 2022, the fair value of our long-term debt was $38.0 million and bears interest on the outstanding principal amount at a rate equal to the SOFR plus 2.0%, which was 6.12% as of December 31, 2022.

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

On November 18, 2022, we entered into a $100.0 million senior secured revolving credit facility that bears variable interest in a maturity of three years. On November 28, 2022, we drew $90.0 million from the credit facility in support of the closing of the Concorde acquisition at an interest rate of 6.54%.

During the three months ended December 31, 2022, we recorded interest expense of $1.4 million on our outstanding debt. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 10.0% change (up or down) in the LIBOR or SOFR rates would result in a $12.4 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On December 1, 2022, we completed the acquisition of Concorde Career Colleges, Inc. We intend to exclude the acquired business from our assessment and report on internal control over financial reporting for the year ended September 30, 2023, as permitted under SEC rules. Other than the foregoing, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results. The risks described in this Quarterly Report on Form 10-Q and in our 2022 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

10.1
Credit Agreement, dated as of November 18, 2022, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association, and the other loan parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2022).

10.2
Guaranty and Security Agreement, dated as of November 18, 2022, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association, and the other loan parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 21, 2022).

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	February 9, 2023	By:	/s/ Jerome A. Grant
		Name:	Jerome A. Grant
		Title:	Chief Executive Officer (Principal Executive Officer)