Form 10-Q
period 2023-03-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2023-05-09
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At May 1, 2023, there were 34,066,499 shares outstanding of the registrant's common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	March 31, 2023	September 30, 2022
Assets
Cash and cash equivalents	$120,579	$66,452
Restricted cash	4,013	3,544
Held-to-maturity investments	—	28,918
Receivables, net	25,435	16,450
Notes receivable, current portion	5,954	5,641
Prepaid expenses	9,883	6,139
Other current assets	8,742	8,809
Total current assets	174,606	135,953
Property and equipment, net	262,544	214,292
Goodwill	28,459	16,859
Intangible assets, net	19,322	14,215
Notes receivable, less current portion	30,497	30,231
Right-of-use assets for operating leases	182,958	132,038
Deferred tax asset, net	5,345	3,365
Other assets	8,984	5,958
Total assets	$712,715	$552,911
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$62,435	$66,680
Deferred revenue	64,814	54,223
Operating lease liability, current portion	21,233	12,959
Long-term debt, current portion	2,319	1,115
Other current liabilities	3,741	2,745
Total current liabilities	154,542	137,722
Operating lease liability	171,704	129,302
Long-term debt	160,825	66,423
Other liabilities	4,777	4,067
Total liabilities	491,848	337,514
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 34,149 and 33,857 shares issued	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 676 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	150,906	148,372
Paid-in capital - preferred	66,481	66,481
Treasury stock, at cost, 82 shares	(365)	(365)
Retained earnings (deficit)	2,293	(1,307)
Accumulated other comprehensive income	1,549	2,213
Total shareholders’ equity	220,867	215,397
Total liabilities and shareholders’ equity	$712,715	$552,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenues	$163,820	$102,086	$283,824	$207,161
Operating expenses:
Educational services and facilities	86,930	49,209	148,338	97,110
Selling, general and administrative	70,941	49,500	125,089	93,096
Total operating expenses	157,871	98,709	273,427	190,206
Income from operations	5,949	3,377	10,397	16,955
Other (expense) income:
Interest income	1,805	8	2,628	20
Interest expense	(2,637)	(466)	(4,060)	(699)
Other income, net	126	(163)	451	(45)
Total other expense, net	(706)	(621)	(981)	(724)
Income before income taxes	5,243	2,756	9,416	16,231
Income tax (expense) benefit (See Note 15)	(1,763)	4,598	(3,288)	5,945
Net income	$3,480	$7,354	$6,128	$22,176
Preferred stock dividends	(1,251)	(1,294)	(2,528)	(2,617)
Income available for distribution	$2,229	$6,060	$3,600	$19,559
Income allocated to participating securities	(833)	(2,359)	(1,348)	(7,622)
Net income available to common shareholders	$1,396	$3,701	$2,252	$11,937

Earnings per share (See Note 18):
Net income per share - basic	$0.04	$0.11	$0.07	$0.36
Net income per share - diluted	$0.04	$0.11	$0.07	$0.36

Weighted average number of shares outstanding:
Basic	33,999	32,992	33,901	32,920
Diluted	34,553	33,436	34,477	33,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$3,480	$7,354	$6,128	$22,176
Other comprehensive income:
Unrealized (loss) gain on interest rate swaps, net of taxes	(538)	861	(664)	1,034
Comprehensive income	$2,942	$8,215	$5,464	$23,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2022	33,857	$3	676	$—	$148,372	$66,481	(82)	$(365)	$(1,307)	$2,213	$215,397
Net income	—	—	—	—	—	—	—	—	2,648	—	2,648
Issuance of common stock under employee plans	223	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(73)	—	—	—	(525)	—	—	—	—	—	(525)
Stock-based compensation	—	—	—	—	1,169	—	—	—	—	—	1,169
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,277)	—	(1,277)
Unrealized loss on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	(126)	(126)
Balance as of December 31, 2022	34,007	$3	676	$—	$149,016	$66,481	(82)	$(365)	$64	$2,087	$217,286
Net income	—	—	—	—	—	—	—	—	3,480	—	3,480
Issuance of common stock under employee plans	175	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(33)	—	—	—	(223)	—	—	—	—	—	(223)
Stock-based compensation	—	—	—	—	2,113	—	—	—	—	—	2,113
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,251)	—	(1,251)
Unrealized loss on interest rate swaps, net of taxes	—	$—	—	$—	$—	$—	—	$—	$—	$(538)	$(538)
Balance as of March 31, 2023	34,149	$3	676	$—	$150,906	$66,481	(82)	$(365)	$2,293	$1,549	$220,867

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2021	32,915	$3	700	$—	$142,314	$68,853	(82)	$(365)	$(21,996)	$(279)	$188,530
Net income	—	—	—	—	—	—	—	—	14,822	—	14,822
Issuance of common stock under employee plans	111	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(37)	—	—	—	(301)	—	—	—	—	—	(301)
Stock-based compensation	—	—	—	—	706	—	—	—	—	—	706
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	—	(1,323)
Unrealized gain on interest rate swap	—	—	—	—	—	—	—	—	—	173	173
Balance as of December 31, 2021	32,989	$3	700	$—	$142,719	$68,853	(82)	$(365)	$(8,497)	$(106)	$202,607
Net Income									7,354		7,354
Issuance of common stock under employee plans	177	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(42)	—	—	—	(327)	—	—	—	—	—	(327)
Stock-based compensation	—	—	—	—	1,534	—	—	—	—	—	1,534
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,294)	—	(1,294)
Unrealized gain on interest rate swap	—	$—	—	$—	$—	$—	—	$—	$—	$861	$861
Balance as of March 31, 2022	33,124	$3	700	$—	$143,926	$68,853	(82)	$(365)	$(2,437)	$755	$210,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$6,128	$22,176
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,994	7,563
Amortization of right-of-use assets for operating leases	10,073	9,123
Bad debt expense	2,071	1,355
Stock-based compensation	3,282	2,240
Deferred income taxes	2,479	(6,556)
Training equipment credits earned, net	47	(809)
Unrealized (loss) gain on interest rate swap	(664)	1,034
Other (gains) losses, net	(196)	112
Changes in assets and liabilities:
Receivables	(3,895)	3,777
Prepaid expenses	(898)	(79)
Other assets	2,709	(540)
Notes receivable	(579)	(159)
Accounts payable and accrued expenses	(16,446)	706
Deferred revenue	(9,554)	(17,481)
Operating lease liability	(10,745)	(8,566)
Other liabilities	(121)	(3,496)
Net cash (used in) provided by operating activities	(4,315)	10,400
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(16,973)	(26,514)
Purchase of property and equipment	(38,641)	(53,149)
Proceeds from maturities of held-to-maturity securities	29,000	—
Return of capital contribution from unconsolidated affiliate	—	188
Net cash used in investing activities	(26,614)	(79,475)
Cash flows from financing activities:
Proceeds from revolving credit facility	90,000	—
Debt issuance costs related to the revolving credit facility	(484)	—
Payment of preferred stock cash dividend	(2,528)	(2,617)
Payments on term loans and finance leases	(715)	(678)
Payment of payroll taxes on stock-based compensation through shares withheld	(748)	(628)
Net cash provided by (used in) financing activities	85,525	(3,923)
Change in cash, cash equivalents and restricted cash	54,596	(72,998)
Cash and cash equivalents, beginning of period	66,452	133,721
Restricted cash, beginning of period	3,544	12,256
Cash, cash equivalents and restricted cash, beginning of period	69,996	145,977
Cash and cash equivalents, end of period	120,579	61,498
Restricted cash, end of period	4,013	11,481
Cash, cash equivalents and restricted cash, end of period	$124,592	$72,979

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Income taxes paid	$306	$399
Interest paid	$3,496	$680
Training equipment obtained in exchange for services	343	802
Depreciation of training equipment obtained in exchange for services	394	453
Accounts payable and accrued expenses for capital expenditures	1,964	1,140
CARES Act funds received for student emergency grants	—	4,942
CARES Act funds disbursed for student emergency grants	—	(5,026)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 1 - Nature of the Business

Universal Technical Institute, Inc., which together with its subsidiaries is referred to as the “Company”, “we,” “us” or “our,” was founded in 1965 and is a leading workforce solutions provider of transportation, skilled trades and healthcare education programs, whose mission is to serve students, partners, and communities by providing quality education and support services for in-demand careers across a number of highly-skilled fields. We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. In conjunction with the Concorde Career Colleges, Inc. acquisition on December 1, 2022 (the “Concorde Acquisition”), we redefined our reporting structure into two reportable segments as follows:
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

“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. In prior years these costs were allocated across our former “Postsecondary Education” reportable segment and “Other” category based upon compensation expense. Additional information about our reportable segments is presented in Note 19.

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
Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K.

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

New Significant Accounting Policy for Retail Installment Contract Receivables

Concorde currently and historically offers certain students retail installment contracts for payment of their tuition that is not covered by federal student financial aid or other funding sources. The retail installment contracts are due to Concorde from current and former students, are generally due over a period of up to five years, and bear interest ranging from 0 percent to 15 percent. Due to the fact that there is no interest imposed on certain of the retail installment contracts, primarily while students are actively completing their selected programs, we calculate the imputed interest expense on the retail installment contracts. However, the imputed interest expense is not considered material for such retail installment contracts and therefore not recorded. Retail installment contract receivables are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed each reporting period. The short-term portion of the retail installment contract receivable and related allowance for credit losses are included in “Receivables, net” while the long-term portion of the retail installment contract receivable and related allowance for credit losses is presented in “Other assets” on our condensed consolidated balance sheet.

Reclassifications

As previously noted, as a result of the Concorde Acquisition, beginning with this reporting period we have two reportable segments: UTI and Concorde. Additionally, “Corporate” includes corporate related expenses that are not allocated to either the UTI or Concorde reportable segments. The segment disclosures presented in Note 19 for the three and six months ended March 31, 2022 have been revised from the prior year presentation to reflect the new reportable segments.
Additionally, starting with the three months ended December 31, 2022, we have reclassified “Accrued tool sets” into “Accounts payable and other accrued expenses” for reporting purposes. As of September 30, 2022, $3.2 million was reclassified from “Accrued tool sets” to “Accounts payable and other accrued expenses” on the condensed consolidated balance sheet for comparable presentation. The breakout of accrued tool sets is now disclosed in Note 12. Further, the activity related to the accrued tool sets balance is now reported in the “Accounts payable and other accrued expenses” line on the condensed consolidated statement of cash flows for the six months ended March 31, 2023. We reclassified $0.8 million from “Accrued tool sets” to “Accounts payable and other accrued expenses” on the condensed consolidated statement of cash flow for the six months ended March 31, 2022 for comparable presentation.

Note 3 - Recent Accounting Pronouncements

Effective in Fiscal 2023

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. This new guidance only applies to contracts and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in ASU 2020-04 do not apply to contract modifications made after December 31, 2022. On April 3, 2023, we executed an amendment for our Avondale Term Loan (as defined below) to convert the stated rate from LIBOR to Secured Overnight Financing rate (“SOFR”) (which is further described in Note 21). In executing the amendment, we adopted several of the practical expedients allowed under ASU 2020-04, including updating the designated hedged risk in our outstanding cash flow hedging relationship to match the risk presented in the modified interest payments and to continue our hedging relationship that falls within the scope of ASU 2020-04. The adoption of the new guidance in ASU 2020-04 did not have a material impact on our condensed consolidated financial statements.

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
Under the terms of the Stock Purchase Agreement (the “Purchase Agreement”), dated May 3, 2022, by and among the Company, Concorde, Liberty Partners Holdings 28, L.L.C., a Delaware limited liability company, and Liberty Investment IIC, LLC, a Delaware limited liability company (each a “Seller,” and collectively, the “Sellers”); and Liberty Partners L.P., a Delaware limited partnership, in its capacity as a representative of the Sellers, we acquired all of the issued and outstanding shares of capital stock of Concorde for a base purchase price of $50.0 million, less $1.3 million of net adjustments, for total cash consideration paid of $48.7 million. The final cash consideration paid is subject to closing working capital and other customary adjustments. As a result of the transactions contemplated by the Purchase Agreement, Concorde is now a wholly-owned subsidiary of the Company. We funded the consideration paid for the Concorde Acquisition by the Credit Facility entered into on November 18, 2022. (See Note 13 for further details on the Credit Facility)
In connection with the Concorde Acquisition, we incurred total transaction costs of $5.1 million, of which $3.0 million was incurred during the year ended September 30, 2022 and $2.1 million was incurred during the six months ended March 31, 2023. These costs are included in “Selling, general and administrative” expenses in the condensed consolidated statements of operations for the applicable period.
Allocation of the purchase price
Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our preliminary valuation estimates of the fair values as of the acquisition date. The fair value and allocation of the business combination are preliminary, are based upon management’s best estimates and assumptions, and are subject to future revision. We will continue our analysis under the provisions of ASC 805 which allows companies one year to complete acquisition related adjustments which may result in potential adjustments to the carrying value of the respective recorded assets and liabilities.
The preliminary allocation of the purchase price at December 1, 2022 is summarized as follows:

Assets acquired:
Cash and cash equivalents	$30,064
Restricted cash	1,689
Accounts receivable, net	6,740
Prepaid expenses	2,957
Other current assets	827
Property and equipment	24,220
Right-of-use assets for operating leases	71,342
Goodwill	11,600
Intangible assets	5,400
Deferred tax assets	4,460
Other assets	4,997
Total assets acquired	$164,296

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Less: Liabilities assumed
Accounts payable and accrued expenses	$15,228
Deferred revenue	20,145
Operating lease liability, current portion	8,835
Long-term debt, current portion (1)	807
Other current liabilities	208
Long-term debt (1)	5,468
Operating lease liability	64,878
Total liabilities assumed	115,569
Net assets acquired	$48,727

(1)    Long-term debt consists of one lease classified as a finance lease under ASC 842.

Due to the timing of the acquisition, the following are considered preliminary and are subject to change:
•amounts for intangible assets, property and equipment, other current assets, current liabilities, and other long-term liabilities pending finalization of the valuation; and
•amounts for income tax liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction.
The Company will finalize these amounts no later than one year from the acquisition date, once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the preliminary amounts disclosed above which may impact the reported results in the period those adjustments are identified. Since December 31, 2022, we have adjusted the purchase price allocation for operating and finance lease assets and liabilities due to changes in the incremental borrowing rates. Additionally, we identified further adjustments required for accounts receivable, prepaid expenses, deferred income taxes, deferred revenue, and accounts payable and accrued expenses. These adjustments, in conjunction with the updates to the operating and finance lease assets and liabilities, resulted in further changes to both intangible assets and goodwill.
The amount allocated to goodwill of $11.6 million represents the acquired assembled workforce. None of the goodwill is expected to be deductible for tax purposes. Factors that contributed to a purchase price resulting in the recognition of goodwill includes Concorde’s strategic fit into our growth and diversification strategy, which is focused on offering a broader array of high-quality, in-demand workforce education solutions which both prepare students for a variety of careers in fast-growing fields and help close the country's skills gap by leveraging key industry partnerships.
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
The intangible assets acquired, which primarily consists of the accreditations and regulatory approvals, trademarks and trade names, and curriculum, were valued using different valuation techniques depending upon the nature of the intangible asset acquired, all of which are considered level 3 as defined in Note 7. The accreditations and regulatory approvals were valued using the multi-period excess earnings method (“MPEEM”) under the income approach. The MPEEM is a variation of discounted cash-flow analysis. Rather than focusing on the whole entity, the MPEEM isolates the cash flows that can be associated with a single intangible asset and measures fair value by discounting them to present value. The trademarks and trade names were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. The curriculum was valued using the cost approach. The table below presents

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
the revised summary of the intangible assets acquired as a result of other purchase price allocation updates and the useful lives of these assets:

Intangible Asset	Useful life	Amount
Accreditations and regulatory approvals	Indefinite	$3,500
Trademarks and trade names	10 years	500
Curriculum	5 years	1,400
Total		$5,400

See Note 9 and Note 10 and for additional details on goodwill and intangible assets.

Student receivables

When financial assets are acquired in connection with a business combination, we evaluate whether those acquired financial assets have experienced a more-than-insignificant deterioration in credit quality since origination. Financial assets acquired with evidence of such credit deterioration are referred to as purchased credit deteriorated (“PCD”) assets and reflect the acquirer’s assessment at the acquisition date. The student receivables acquired in the Concorde Acquisition were reviewed to determine if any had experienced a more-than-insignificant deterioration in credit quality since origination. Student receivables of approximately $2.3 million met the established criteria to indicate a more-than an insignificant deterioration in credit quality and were identified as PCD assets. Using our best estimate of projected losses over the term of the contracts, we calculated an allowance for credit losses on these PCD assets of approximately $1.0 million.

Pro forma financial information

The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on October 1, 2021:

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenue	$163,820	$146,873	$319,845	$302,069
Net income	3,480	8,983	6,007	28,413

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
(1)     During the fourth quarter of 2022, in conjunction with our growth and diversification initiatives, we completed a branding study and determined that the useful life of the MIAT trademarks and trade name was no longer indefinite, and a four-year finite useful life was more appropriate. We completed the required impairment testing when changing from an indefinite to a finite useful life for an intangible asset and determined that the carrying value of the MIAT trademarks and trade name exceeded its fair value. We determined the fair value of intangible asset to be $1.0 million as of September 30, 2022 using the relief from royalty method and recorded an intangible asset impairment charge of $2.0 million during the year ended September 30, 2022.
Pro forma financial information is not presented as the fiscal 2021 revenues and earnings of MIAT were not material to our condensed consolidated statements of operations. MIAT is included in the “UTI” reporting unit and reportable segment disclosed in Note 19 on Segments.

Note 5 - Revenue from Contracts with Customers
Nature of Goods and Services
Revenues across the UTI and Concorde segments consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in ASC 606. Tuition and fee revenue is recognized ratably over the term of the course or program offered.
The majority of the UTI programs are designed to be completed in 28 to 96 weeks. The UTI advanced training programs range from 12 to 23 weeks in duration. UTI also provides dealer technician training or instructor staffing services to manufacturers. Revenues are recognized as transfer of the services occurs.
The majority of Concorde’s core programs are nine to ten months in duration and are billed in full at the start of the program. Clinical programs are 12 to 24 month programs that are billed by academic term. Clinical programs may have up to nine academic terms that last two to three months. Revenues are recognized as transfer of the services occurs.
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
All of our revenues are generated within the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent across our various programs for both the UTI and Concorde segments. See Note 19 for disaggregated segment revenue information.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Retail Installment Contract Receivables
Concorde currently and historically offers certain students retail installment contracts for payment of their tuition that are not covered by federal student financial aid or other funding sources. The retail installment contracts are due to Concorde from current and former students, are generally due over a period of up to five years, and bear interest ranging from 0 percent to 15 percent. Due to the fact that there is no interest imposed on certain of the retail installment contracts, primarily while students are actively completing their selected programs, we calculate the imputed interest expense on the retail installment contracts. However, the imputed interest expense is not considered material for such retail installment contracts and therefore not recorded. The short-term portion of the retail installment contract receivable and related allowance for credit losses are included in “Receivables, net” while the long-term portion of the retail installment contract receivable and related allowance for credit losses is presented in “Other assets” on our condensed consolidated balance sheet.
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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	March 31, 2023	September 30, 2022
Receivables (1)	$59,378	$46,826
Deferred revenue	64,814	54,223
(1)     Receivables includes tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the six months ended March 31, 2023, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period and the addition of deferred revenue from the Concorde Acquisition.

Note 6 - Investments
In July 2022, we invested a portion of our cash and cash equivalents in short-term investments which primarily consist of corporate and municipal bonds with a minimum credit rating of A. We had the ability and intention to hold these investments until maturity and therefore classified these investments as held-to-maturity and recorded them at amortized cost and presented them in “Held-to-maturity investments” on our consolidated balance sheet as of September 30, 2022. As of March 31, 2023, there were no outstanding held-to-maturity investments as all of the securities matured and there were no new purchases of held-to-maturity investments during the six months ended March 31, 2023.

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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$18,108	$—	$—	$18,108
Notes receivable(2)	36,451	—	—	36,451
Total assets at fair value on a recurring basis	$54,559	$—	$—	$54,559

		Fair Value Measurements Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$23,439	$23,439	$—	$—
Notes receivable(2)	35,872	—	—	35,872
Corporate bonds, municipal bonds, and other(3)	28,899	28,899	—	—
Total assets at fair value on a recurring basis	$88,210	$52,338	$—	$35,872
(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheet as of March 31, 2023 and September 30, 2022.
(2) Notes receivable relate to our proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our consolidated balance sheets as of March 31, 2023 and September 30, 2022
(3) Corporate bonds, municipal bonds and other are reflected as “Held-to-maturity investments” in our consolidated balance sheet as of September 30, 2022.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 8 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	March 31, 2023	September 30, 2022
Land	—	$25,601	$16,603
Buildings and building improvements	3-30	160,935	126,244
Leasehold improvements	1-20	81,401	86,751
Training equipment	3-10	104,666	96,907
Office and computer equipment	3-10	34,842	31,900
Curriculum development	5	2,180	20,130
Software developed for internal use	1-5	12,150	12,150
Vehicles	5	1,406	1,458
Right-of-use assets for finance leases	2-15	5,818	215
Construction in progress	—	10,259	16,359
		439,258	408,717
Less: Accumulated depreciation and amortization		(176,714)	(194,425)
		$262,544	$214,292
Depreciation expense related to property and equipment was $6.6 million and $11.7 million for the three and six months ended March 31, 2023, and $3.9 million and $7.5 million for the three and six months ended March 31, 2022.
In March 2023, we purchased the three primary buildings and the associated land at our UTI Orlando, Florida campus which was previously leased. The purchase resulted in an increase in our buildings of $15.2 million, an increase in land of $9.0 million and the reclassification of assets from leasehold improvements to building improvements of $19.1 million.

Note 9 - Goodwill

Our goodwill balance of $28.5 million as of March 31, 2023 represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. The changes in the carrying value of goodwill are presented in the table below.

	March 31, 2023	September 30, 2022
Balance at beginning of period	$16,859	$16,859
Additions to Goodwill for acquisition of Concorde	11,600	—
Balance at end of period	$28,459	$16,859

Of the $28.5 million recorded as goodwill as of March 31, 2023, $11.6 million resulted from the acquisition of Concorde, $8.6 million relates to the acquisition of MIAT as of November 1, 2021, and $8.2 million resulted from the acquisition of our motorcycle and marine education business in Orlando, Florida in 1998. As indicated in Note 1, as a result of the Concorde Acquisition, we have two reportable segments. Prior to this reporting period, all goodwill related to our Postsecondary Education reportable operating segment for UTI. The table below summarizes the goodwill balance by reportable segment:

	March 31, 2023	September 30, 2022
UTI	$16,859	$16,859
Concorde	11,600	$—
Total	$28,459	$16,859

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Our goodwill is tested annually for impairment as of August 1 and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a report unit is less than its carrying amount. There were no indicators of goodwill impairment as of March 31, 2023.

Note 10 - Intangible Assets

The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of March 31, 2023:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Trademarks, trade names and other	1,942	(513)	1,429	5.51
Curriculum	1,800	(207)	1,593	4.47
Total	$20,042	$(720)	$19,322	4.96

The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that were subject to amortization as of March 31, 2022:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals - MIAT	$12,800	$—	$12,800	Indefinite
Trademarks and trade names - MIAT	3,000	—	3,000	Indefinite
Curriculum - MIAT	400	(33)	367	4.58
Non-compete agreement and trade name	442	(336)	106	3.08
Total	$16,642	$(369)	$16,273	4.23

Amortization expense for the six months ended March 31, 2023 and 2022 was $0.3 million and $51 thousand, respectively.

During the six months ended March 31, 2023, we made further adjustments to our purchase price allocation for Concorde, including an adjustment to increase the intangible assets by $0.6 million. As of March 31, 2023, of the $20.0 million recorded as intangible assets, $5.4 million relates to the Concorde Acquisition, $14.2 million relates to the MIAT acquisition completed on November 1, 2021, and $0.4 million relates to previously recorded non-compete agreements and trade names. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets. Our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of March 31, 2023.

Note 11 - Leases
As of March 31, 2023, we have facility leases at 29 of our 33 campuses and two corporate office locations under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2036. In

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of March 31, 2023, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

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
The components of lease expense during the three and six months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Lease Expense	2023	2022	2023	2022
Operating lease expense(1)	$8,273	$6,371	$13,977	$12,734
Finance lease expense:
Amortization of leased assets	127	18	325	36
Interest on lease liabilities	35	—	122	1
Variable lease expense	2,307	1,382	4,257	2,473
Sublease income	(25)	(31)	(57)	(90)
Total net lease expense	$10,717	$7,740	$18,624	$15,154
(1)    Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three and six months ended March 31, 2023 and 2022.
Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2023	September 30, 2022
Assets:
Operating lease assets	Right-of-use assets for operating leases(1)	$182,958	$132,038
Finance lease assets	Property and equipment, net(2)	5,300	22
Total leased assets		$188,258	$132,060

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion(1)	$21,233	$12,959
Finance lease liabilities	Long-term debt, current portion	803	23
Noncurrent
Operating lease liabilities	Operating lease liability(1)	171,704	129,302

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Leases	Classification	March 31, 2023	September 30, 2022
Finance lease liabilities	Long-term debt	5,191	—
Total lease liabilities		$198,931	$142,284

(1)     As noted in Note 4, during the six months ended March 31, 2023, our right-of-use assets and operating lease liability increased due to the acquisition of Concorde. This increase was partially offset in March 2023, with the purchase of the three primary buildings and associated land that we previously leased at the UTI Orlando, Florida campus, as discussed in Note 8. This purchase reduced our right-of-use assets balance by approximately $10.5 million and our leased liabilities by approximately $12.4 million.
(2)     Finance lease assets are recorded net of accumulated amortization of $0.5 million and $0.2 million as of March 31, 2023 and September 30, 2022, respectively.

Lease Term and Discount Rate	March 31, 2023	September 30, 2022
Weighted-average remaining lease term (in years):
Operating leases	8.31	8.92
Finance leases	5.83	0.33

Weighted average discount rate:
Operating leases	4.71%	3.91%
Finance leases	6.02%	3.08%

	Six Months Ended March 31,
Supplemental Disclosure of Cash Flow and Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,745	$6,962
Financing cash flows from finance leases	304	36

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities (1)	$149	$6,241
(1) Excludes the operating leases recorded for the Concorde and MIAT acquisitions discussed in Note 4.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Maturities of lease liabilities were as follows:

	As of March 31, 2023
Years ending September 30,	Operating Leases	Finance Leases
Remainder of 2023	$12,645	$568
2024	31,083	1,159
2025	29,689	1,193
2026	28,550	1,229
2027	26,986	1,266
2028 and thereafter	103,800	1,743
Total lease payments	232,753	7,158
Less: interest	(39,816)	(1,164)
Present value of lease liabilities	192,937	5,994
Less: current lease liabilities	(21,233)	(803)
Long-term lease liabilities	$171,704	$5,191

Note 12 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2023	September 30, 2022
Accounts payable	$11,827	$21,746
Accrued compensation and benefits	29,153	28,430
Other accrued expenses	17,027	13,328
Accrued tool sets	4,428	3,176
Total accounts payable and accrued expenses	$62,435	$66,680

Note 13 - Debt

	March 31, 2023			September 30, 2022
	Interest Rate	Maturity Date	Carrying Value of Debt(6)	Carrying Value of Debt(6)
Revolving Credit Facility(1)	7.04%	Nov 2025	$90,000	$—
Avondale Term Loan(2)	6.66%	May 2028	$29,672	$30,083
Lisle Term Loan(3)	6.67%	Apr 2029	38,000	38,000
Finance leases(4)	6.02%	Various	5,994	23
Total debt			163,666	68,106
Debt issuance costs presented with debt (5)			(522)	(568)
Total debt, net			163,144	67,538
Less: current portion of long-term debt			(2,319)	(1,115)
Long-term debt			$160,825	$66,423
(1)     Interest on the Revolving Credit Facility (as defined below) accrues at annual rate equal to the SOFR plus a margin of 2.0% and a lender specific spread of 0.15%.
(2)    Interest on the Avondale Term Loan (as defined below) accrues at annual rate equal to the LIBOR plus 2.0%. On April 3, 2023, we executed an amendment for our Avondale term loan to convert the stated rate from LIBOR to SOFR. See Note 3 and Note 21 for further details.
(3)    Interest on the Lisle Term Loan (as defined below) accrues at annual rate equal to the SOFR plus 2.0%.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
(4)    The finance leases include finance lease arrangements related to a facility lease and various equipment with a weighted-average annual interest rate of approximately 6.02%. The equipment leases mature in 2023 and the facility lease matures in 2029. See Note 11 for additional details on our finance leases.
(5)    The unamortized debt issuance costs as of March 31, 2023 relate to the Avondale Term Loan and the Lisle Term Loan.
(6)    The Credit Facility, Term Loans and finance leases bear interest at rates commensurate with market rates and therefore the respective carrying values approximate fair value (Level 2).

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

This agreement provides that borrowings under the Credit Facility will amortize on an interest-only basis during its term with principal able to be borrowed, re-paid and re-borrowed throughout the term of the Facility and with the outstanding principal due and payable at maturity. Advances made under the Credit Facility will bear interest at a floating rate equal to, at our option, either (a) a variable rate equal to the greater of: (i) 3.5%, or (ii) the rate that the lender publicly announces, publishes or designates from time to time as its index rate or prime rate, or any successor rate thereto, in effect at its principal office, or (b) a variable rate equal to the greater of (i) 0%, or (ii) Term SOFR relating to quotations for one (1) or three (3) months, as selected by us or as otherwise set pursuant to the terms of the credit agreement, as applicable, plus, in the case of any Term SOFR loan, an adjustment equal to 0.10% if the interest period is one (1) month and 0.15% if the interest period is three (3) months. Interest in the case of tranche rate loans will be increased by an applicable margin that varies from 1.75% up to 2.25% based on our then-current total leverage ratio. In executing the Credit Facility, we incurred $0.5 million in debt issuance costs which have been recorded in “Other assets” on the condensed consolidated balance sheet as of December 31, 2022. On November 28, 2022, we drew $90.0 million from the Credit Facility in support of the closing of the Concorde Acquisition at an interest rate of 6.54%. In December 2022, a $1.8 million letter of credit was issued on the Credit Facility. The remaining availability under the Credit Facility as of March 31, 2023 was $8.2 million.

We are also subject to certain customary affirmative and negative covenants under the credit agreement for financing generally and for the Credit Facility, including financial covenants such as total leverage ratio, a fixed charge coverage ratio, and a quick ratio. In addition, we are required to maintain a financial responsibility composite score of at least 1.4 as of the end of the fiscal year ending September 30, 2023 and of at least 1.5 as of the end of any fiscal year thereafter. Lastly, we are subject to a “clean off” provision, under which within the first 20 months after our initial draw under the Credit Facility, the amount outstanding on the Credit Facility will not exceed $20.0 million for a single 30 consecutive day period. As of March 31, 2023, we were in compliance with all covenants under our Credit Facility.

Avondale Term Loan

In connection with the Avondale, Arizona building purchase in December 2020, we entered into a Credit Agreement with Fifth Third Bank, National Association (the “Avondale Lender”) on May 12, 2021 in the maximum principal amount of $31.2 million with a maturity of seven years (the “Avondale Term Loan”). The Avondale Term Loan bears interest at the rate of LIBOR plus 2.0%. On April 3, 2023, we executed an amendment for our Avondale term loan to convert the stated rate from LIBOR to SOFR. See Note 21 for further details.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Lisle Term Loan

On April 14, 2022, 2611 (the “Borrower”) entered into a new Loan Agreement (“Lisle Loan Agreement”) with Valley National Bank (the “Lisle Lender”), to fund the acquisition and retire prior loan agreement with Western Alliance bank, via a term loan in the original principal amount of $38.0 million with a maturity of seven years (the “Lisle Term Loan”). The Lisle Term Loan bears interest at a rate of one-month SOFR plus 2.0%. The Lisle Term Loan is secured by a mortgage on the Lisle Campus and is guaranteed by the Company. In connection with the Lisle Term Loan, we entered into an interest rate swap agreement with the Lisle Lender that effectively fixes the interest rate on 50% of the principal amount of the Lisle Term Loan, or $19.0 million, at 4.69% for the entire loan term. See Note 14 below for further discussion on the interest rate swap.

Debt Covenants for our Term Loans

We are subject to certain customary affirmative and negative covenants in connection with our term loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and a debt service coverage ratio covenant. Events of default under the Avondale Term Loan and the Lisle Term Loan include, among others, the failure to make payments when due, breach of covenants, and breach of representations or warranties. For further discussion of our debt covenants, see Note 15 on “Debt” included in our 2022 Annual Report on Form 10-K. As of March 31, 2023, we were in compliance with all term loan debt covenants.

Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2023 and for each year through the period ended September 30, 2027, and thereafter were as follows at March 31, 2023:

Maturity	Revolving Credit Facility & Term Loans	Finance Leases	Total
Remainder of 2023	$681	$392	$1,073
2024	71,672	844	72,516
2025	1,763	932	2,695
2026	21,836	1,027	22,863
2027	1,909	1,128	3,037
Thereafter	59,811	1,671	61,482
Subtotal	157,672	5,994	163,666
Debt issuance costs presented with debt	(522)	—	(522)
Total	$157,150	$5,994	$163,144

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

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of March 31, 2023, we estimate that $0.8 million will be reclassified to “Interest expense” within the next twelve months. As of March 31, 2023, the notional amount of the Avondale Swap and Lisle Swap was approximately $14.8 million and $19.0 million, respectively.

Fair Value of Derivative Instruments

The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheet as of March 31, 2023 and September 30, 2022:

Interest Rate Swaps	March 31, 2023	September 30, 2022
Other current assets	$759	$632
Other assets	1,054	2,067
Total fair value of assets designated as hedging instruments	$1,813	$2,699

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations and Accumulated Other Comprehensive Income

The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the condensed consolidated statement of operations and “Accumulated other comprehensive income” for the three and six months ended March 31, 2023:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended March 31, 2023
Avondale Swap and Lisle Swap	$518	$(199)

	Six Months Ended March 31, 2023
Avondale Swap and Lisle Swap	$559	$(327)

	Three Months Ended March 31, 2022
Avondale Swap	$810	$(51)

	Six Months Ended March 31, 2022
Avondale Swap	$927	$(107)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 15 - Income Taxes

Our income tax expense for the three months ended March 31, 2023 was $1.8 million, or 33.6% of pre-tax income, compared to an income tax benefit of $4.6 million, or (166.8)% of pre-tax income, for the three months ended March 31, 2022. For the six months ended March 31, 2023, our income tax expense was $3.3 million, or 34.9% of pre-tax income, compared to an income tax benefit of $5.9 million, or (36.6)% of pre-tax income, for the six months ended March 31, 2022. The effective income tax rate for the three and six months ended March 31, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes. The effective income tax rate for the three and six months ended March 31, 2022 differed from the federal statutory rate of 21% primarily as a result of the release of a significant portion of the valuation allowance (as discussed further below), offset by current state tax expenses.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the three months ended March 31, 2022, based in part on our sustained positive earnings in recent quarters, we determined that there was sufficient evidence to meet the more likely than not realizability threshold and support the reversal of a majority of the previously recorded valuation allowance against our deferred tax assets. The release of the valuation allowance resulted in the recognition of certain deferred tax assets on the condensed consolidated balance sheet and a non-cash tax benefit recorded in the condensed consolidated statement of operations for the period. As of March 31, 2023, we continued to maintain a valuation allowance related to certain federal and state attributes which are not expected to be utilized prior to expiration.

Note 16 - Commitments and Contingencies

Snap-on Tools Product Support Agreement

In February 2023, UTI entered into a new agreement with Snap-on Industrial (“Snap-on Tools”), as a result of the expiration of the previous agreement, that allows UTI to purchase promotional tool kits for its students at a discount from the list price (see below paragraph). In addition, UTI earns credits that are redeemable for Snap-on Tools equipment that is utilized in UTI training programs. Credits are earned on UTI’s purchases as well as purchases made by students enrolled in the UTI programs. As part of the agreement, UTI has agreed to grant Snap-on Tools exclusive access to its campuses, to display advertising and primarily use their tools to train UTI students. Additionally, per the new agreement, UTI receives a quarterly product donation allowance towards the purchase of tools and equipment which are to be utilized in the UTI training programs at its campuses. The credits and allowances under this agreement may be redeemed in multiple ways. This agreement will expire in December 2027. A net prepaid expense with Snap-on Tools has resulted from an excess of credits earned over credits used of $3.7 million and $4.0 million as of March 31, 2023 and September 30, 2022, respectively, which is included in “Other current assets” in the condensed consolidated balance sheets.

UTI students are provided a Career Starter Tool Set Voucher which can be redeemed for a tool set near graduation. The cost of the tool sets, net of the discount, is accrued during the time period in which the UTI students begin attending school until they have progressed to the point that the promotional tool set vouchers are provided. The condensed consolidated balance sheets includes a liability in “Accounts payable and accrued expenses” for the tool sets that are expected to be redeemed of $4.4 million and $3.2 million as of March 31, 2023 and September 30, 2022, respectively. Additionally, UTI’s liability to Snap-on Tools for vouchers redeemed by students was $0.6 million and $2.3 million as of March 31, 2023 and September 30, 2022, respectively, and is included in “Accounts payable and accrued expenses” in the condensed consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Surety Bonds

Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of March 31, 2023 and September 30, 2022, the total face amount of these surety bonds was approximately $23.1 million and $20.5 million, respectively. The Concorde Acquisition contributed $4.6 million to the current period amount.

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

Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of March 31, 2023 and September 30, 2022, 675,885 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding, respectively. The liquidation preference associated with the Series A Preferred Stock was $100 per share at March 31, 2023 and September 30, 2022.

Pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year. Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of approximately $2.5 million during the three months ended March 31, 2023.
Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
program require the approval of a majority of the voting power of our Series A Preferred Stock. We have not repurchased any shares under the share repurchase program, including during the six months ended March 31, 2023 or 2022.

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

The following table summarizes the computation of basic and diluted EPS under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Basic earnings per common share:
Net income	$3,480	$7,354	$6,128	$22,176
Less: Preferred stock dividend declared	(1,251)	(1,294)	(2,528)	(2,617)
Net income available for distribution	2,229	6,060	3,600	19,559
Income allocated to participating securities	(833)	(2,359)	(1,348)	(7,622)
Net income available to common shareholders	$1,396	$3,701	$2,252	$11,937

Weighted average basic shares outstanding	33,999	32,992	33,901	32,920

Basic income per common share	$0.04	$0.11	$0.07	$0.36

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class	Two-class
Net income available to common shareholders	$1,396	$3,701	$2,252	$11,937

Weighted average basic shares outstanding	33,999	32,992	33,901	32,920
Dilutive effect related to employee stock plans	554	444	576	473
Weighted average diluted shares outstanding	34,553	33,436	34,477	33,393

Diluted income per common share	$0.04	$0.11	$0.07	$0.36

Anti-dilutive shares excluded:
Outstanding stock-based grants	239	355	515	444
Convertible preferred stock	20,297	21,021	20,297	21,021
Total anti-dilutive shares excluded	20,536	21,376	20,812	21,465

Dilutive shares under the as-converted method(1)	54,850	54,457	54,774	54,414
(1) The dilutive shares under the as-converted method assume conversion of the Series A Preferred Stock and are presented here merely for reference. In a net income position, diluted earnings per share is determined by the more dilutive of the two-class method or the as-converted method.

Note 19 - Segment Information

During the three months ended December 31, 2022, and in conjunction with the Concorde Acquisition (as discussed in Note 4), we revised our reportable segments to reflect the manner in which the chief operating decision-maker evaluates performance and allocates resources. We have two reportable segments as follows:

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

“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments and is included to reconcile segment results to the condensed consolidated financial statements. In prior years these costs were allocated across our former “Postsecondary Education” reportable segment and “Other” category based upon compensation expense. Prior periods have been updated to conform to the revised presentation.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended March 31, 2023
Revenues	$107,560	$56,260	$—	$163,820
Income (loss) from operations	13,102	6,189	(13,342)	5,949
Depreciation and amortization	5,094	1,649	3	6,746
Net income (loss)	12,135	6,237	(14,892)	3,480

Three Months Ended March 31, 2022
Revenues	$102,086	$—	$—	$102,086
Income (loss) from operations	15,574	—	(12,197)	3,377
Depreciation and amortization	3,869	—	15	3,884
Net income (loss)	15,132	—	(7,778)	7,354

Six Months Ended March 31, 2023
Revenues	$213,133	$70,691	$—	$283,824
Income (loss) from operations	29,617	5,463	(24,683)	10,397
Depreciation and amortization	9,869	2,106	19	11,994
Net income (loss)	27,960	5,503	(27,335)	6,128

Six Months Ended March 31, 2022
Revenues	$207,161	$—	$—	$207,161
Income (loss) from operations	38,741	—	(21,786)	16,955
Depreciation and amortization	7,532	—	31	7,563
Net income (loss)	38,091	—	(15,915)	22,176

As of March 31, 2023
Total assets	$442,712	$137,059	$132,944	$712,715

As of September 30, 2022
Total assets	$436,917	$—	$115,994	$552,911

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
All UTI institutions and the Concorde Career Colleges, Kansas City institution are authorized to participate in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. SARA is overseen by a national council and administered by four regional education compacts. Forty-nine states (all but California), the District of Columbia, Puerto Rico and the U.S. Virgin Islands have joined SARA. Each of our institutions holds either the state or SARA authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities.
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
Institutional Accreditation
Institutional accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Institutional accreditation by an ED-recognized accreditor is required for an institution to be certified to participate in Title IV Programs. All of the UTI institutions and 14 of the Concorde institutions are accredited by the Accrediting Commission of Career Schools and Colleges (“ACCSC”). The remaining two Concorde institutions are accredited by the Council on Occupational Education (“COE”). Both ACCSC and COE are accrediting agencies recognized by ED. ACCSC and COE review the academic quality of each institution’s instructional programs, as well as the administrative and financial operations of the institution to ensure that it has the resources necessary to perform its educational mission, implement continuous improvement processes, and support student success. Our institutions must submit annual reports, and at times, supplemental reports, to demonstrate ongoing compliance and improvement. ACCSC and COE require institutions to disclose certain institutional information to current and prospective students, as well as to the public, and require that our schools and programs meet various performance standards as a condition of continued accreditation. Institutions must periodically renew their accreditation by completing a comprehensive renewal of accreditation process. See “Part I, Item 1. Regulatory Environment - Accreditation” in our 2022 Annual Report on Form 10-K for further details and the current status of UTI campus’ accreditation.
Programmatic Accreditation

In addition to institutional accreditation, programmatic accreditation may be required for particular educational programs. Programmatic accreditors review specialized and professional programs in a range of fields and disciplines within an institution to ensure the public that an academic program has undergone a rigorous review process and found to meet high standards for educational quality. Certain Concorde healthcare programs, including the Physical Therapist Assistant, Dental

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Hygiene, Neurodiagnostic Technology, Polysomnographic Technology, Respiratory Therapy, Surgical Technology, Radiologic Technology, Diagnostic Medical Sonography, Cardiovascular Sonography, Occupational Therapy Assistant, Pharmacy Technician, and Occupational Therapy Assistant programs, have obtained programmatic accreditation. Such programs are required to meet the standards of their programmatic accreditor and must periodically renew their accreditation by completing a comprehensive programmatic accreditation renewal process.
Title IV Programs

The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. All of our institutions are certified to participate in Title IV Programs. Significant factors relating to Title IV Programs that could adversely affect us include:

•The 90/10 Rule. As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to comply with the “90/10 rule.” To remain eligible to participate in the federal student aid programs, a proprietary institution must derive at least 10% of its revenues for each fiscal year from sources other than “Federal education assistance funds.” Federal education assistance funds are defined as “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution.”

•Administrative Capability. To continue its participation in Title IV Programs, an institution must demonstrate that it remains administratively capable of providing the education it promises and of properly managing its Title IV Programs. ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of standards listed in the regulations, which cover a wide range of operational and administrative topics, including the designation of capable and qualified individuals, the quality and scope of written procedures, the adequacy of institutional communication and processes, the timely resolution of issues, the sufficiency of recordkeeping, and the frequency of findings of noncompliance. ED’s administrative capability standards also include thresholds and expectations for federal student loan cohort default rates (discussed below), satisfactory academic progress, and loan counseling. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs, require the institution to repay Title IV Program funds, change the method of payment of Title IV Program funds, place the institution on provisional certification as a condition of its continued participation in Title IV Programs, or take other actions against the institution.

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

•Financial Responsibility. All institutions participating in Title IV Programs also must satisfy specific ED standards of financial responsibility. Among other things, an institution must meet all of its financial obligations, including required refunds to students and any Title IV Program liabilities and debts, be current in its debt payments, comply with certain past performance requirements, and not receive any adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. Each year, ED also evaluates institutions’ financial responsibility by calculating a “composite score,” which measures an institution’s overall financial health. The composite score utilizes information provided in the institutions’ annual audited financial statements and is based on three ratios: (1) the equity ratio which measures the institution’s capital resources, ability to borrow and financial viability; (2) the primary reserve ratio which measures the institution’s ability to support current operations from expendable resources; and (3) the net income ratio which measures the institution’s ability to operate at a profit. Between composite score calculations, ED also will reevaluate the financial responsibility of an institution following the occurrence of certain “triggering events,” which must be timely reported to the agency.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
•Title IV Program Rulemaking. ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. Between October and December 2021, ED held three rounds of negotiations as part of the Affordability and Student Loans rulemaking. The negotiators considered nine issue areas, including the borrower defense to repayment rule, closed school loan discharges and loan repayment plans. Second, between January and March of 2022, ED held three rounds of negotiations as part of the Institutional and Programmatic Eligibility rulemaking. The negotiators considered seven issue areas, including standards of administrative capability, factors of financial responsibility, gainful employment, change of ownership and control, ability to benefit, certification procedures, and the 90/10 rule. On October 28, 2022, ED published a final rule amending regulations governing Pell Grants for prison education programs, the 90/10 rule, and changes in ownership and control, effective July 1, 2023. On November 1, 2022, ED published a final rule governing borrower defense to repayment rule, closed school loan discharges, pre-dispute arbitration and class action waiver clauses, interest capitalization on Federal student loans, Public Student Loan Forgiveness, total and permanent disability discharges, and false certification discharges, also effective July 1, 2023. The regulated community is awaiting proposed rules on the remaining topics covered by these negotiated rulemakings. In Fall 2023, ED is planning to convene another round of negotiated rulemaking. Potential topics for this rulemaking session include: the Secretary’s recognition of accrediting agencies and related issues; institutional eligibility, including State authorization; third-party servicers and related issues; the definition of distance education as it pertains to clock hour programs and reporting students who enroll primarily online; return of Title IV funds; cash management to address disbursement of student funds; and Federal TRIO programs. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships.

•Non-Discrimination Rulemakings. On July 12, 2022, ED published a proposed rule to amend the regulations implementing Title IX of the Education Amendments of 1972 (“Title IX”). The regulated community is awaiting a final Title IX rule. ED also has indicated that it will be proposing a rule to amend regulations related to nondiscrimination on the basis of disability in the Spring of 2023.

Other Benefit or Aid Programs

The Department of Veterans Affairs (“VA”), the Department of Defense, the Department of Labor, the Department of Education (through non-Title IV programs), and certain states provide support to postsecondary students through programs, grants, benefits, loans, or scholarships. All of our institutions that engage in such programs must comply with the eligibility and participation requirements applicable to each of these funding programs, which vary by funding agency and program.

For example, each year we derive a portion of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA.

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

Consumer Protections Laws and Regulations

As a postsecondary educational institution, we are subject to a broad range of consumer protection and other laws, such as those that relate to recruiting, marketing, the protection of personal information, student financing and payment servicing. Such laws and regulations are enforced by federal agencies, including the Federal Trade Commission (“FTC”) and the Consumer Financial Protection Bureau (“CFPB”) and various state agencies and state attorneys general.

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

Both UTI and Concorde, along with 68 other proprietary institutions, received an October 6, 2021 letter from the FTC providing notice that engaging in deceptive or unfair conduct in the education marketplace violates consumer protection laws and could lead to significant civil penalties. The notice stated that an institution’s receipt of the letter “does not reflect any assessment as to whether they have engaged in deceptive or unfair conduct,” and the FTC did not request any information.

We devote significant effort to complying with state and federal consumer protection laws and regulations.

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

Distance Education

Institutions that offer instruction outside of their Home State must comply with federal regulations governing state authorization for distance education in order to participate in the Title IV student financial aid programs. We continue to work to ensure that our programming complies with applicable distance education rules and standards. We also will closely monitor any new rulemakings that concerns state authorization or distance education.

To date, we have received approval from ACCSC and COE to permanently offer blended format programs that utilize both distance and on-ground education. Additionally, we have received permanent approvals by all state education authorizing agencies to offer blended format programs.

Note 21 - Subsequent Events

Amendment to Avondale Term Loan and Associated Interest Rate Swap

On April 3, 2023, we amended our Avondale Term Loan with Fifth Third Bank. The terms of the original loan agreement remain largely the same with the exception of the reference rate on the loan. Under the amended agreement, the Avondale Term Loan bears interest at the rate of one month Term SOFR plus an applicable margin of 2.0% and a tranche rate adjustment of 0.046%. Additionally, on March 31, 2023, we terminated our existing interest rate swap and entered into a new interest rate swap agreement, effective April 3, 2023, with the Avondale Lender that effectively fixes the interest rate we pay on 50% of the principal amount of the Avondale Term Loan at 1.449% for the entire loan term. Further, the floating rate we receive under this new swap has been converted to one month Term SOFR, versus one month LIBOR under the previous swap. In executing the amendment, we adopted several of the practical expedients allowed under ASU 2020-04, including updating the designated hedged risk in our outstanding cash flow hedging relationship to match the risk presented in the modified interest payments and to continue our hedging relationship that falls within the scope of ASU 2020-04. The adoption of the new guidance in ASU 2020-04 did not have a material impact on our condensed consolidated financial statements.

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

In conjunction with the Concorde Career Colleges acquisition on December 1, 2022, we redefined our reporting structure into two reportable segments as follows:

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

“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. In prior years, these costs were allocated across our former “Postsecondary Education” reportable segment and “Other” category based upon compensation expense. See Note 19 of the notes to the condensed consolidated financial statements herein for additional details on our segments.

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

Overview of the Three and Six Months Ended March 31, 2023

Student Metrics

	Three Months Ended			Six Months Ended
	March 31,		%	March 31,		%
	2023	2022	Change	2023	2022	Change
UTI
Total new student starts	2,374	2,275	4.4%	4,348	4,247	2.4%
Average undergraduate full-time active students	12,516	12,903	(3.0)%	13,014	13,316	(2.3)%
End of period undergraduate full-time active students	12,104	12,466	(2.9)%	12,104	12,466	(2.9)%
Concorde(1)
Total new student starts	2,252	—	100.0%	2,573	—	100.0%
Average undergraduate full-time active students	7,808	—	100.0%	7,773	—	100.0%
End of period undergraduate full-time active students	7,708	—	100.0%	7,708	—	100.0%
Consolidated
Total new student starts	4,626	2,275	103.3%	6,921	4,247	63.0%
Average undergraduate full-time active students	20,324	12,903	57.5%	20,787	13,316	56.1%
End of period undergraduate full-time active students	19,812	12,466	58.9%	19,812	12,466	58.9%
(1)     Student data for Concorde presented in the six months ended March 31, 2023 column represents the period of UTI’s ownership, or December 1, 2022 through March 31, 2023.
The increase in UTI new student start for the quarter was due primarily to the opening of two new campuses in May and August of fiscal 2022 and strong demand at the MIAT campuses. The decrease in the UTI average undergraduate full-time active students and end of period undergraduate full-time active students was due to the decline in student starts, excluding the new campuses and MIAT campuses. On a consolidated basis, the acquisition of Concorde increases our new student starts, average and end of period undergraduate full-time active students. The UTI and consolidated causals are similar for the six months period.

Our ability to start new students can be influenced by various factors including: impacts of the state of the general macro-economic environment and its impact on price sensitivity and the ability and willingness of students and their families to incur debt to fund their education; unemployment rates; competition; adverse media coverage, legislative, or regulatory actions and investigations by attorneys general and various agencies related to allegations of wrongdoing on the part of other companies within the education and training services industry, which can cast the aggregate “for-profit” education industry in a negative light; and pandemics and or other national, state or local emergencies as declared by various government authorities.

Operations

Revenues for the three months ended March 31, 2023 were $163.8 million, an increase of $61.7 million, or 60.5%, from the comparable period in the prior year. Excluding the acquisition of Concorde, which contributed $56.3 million of revenue during the three months ended March 31, 2023, UTI revenues increased by 5.4% when compared to the prior year, driven primarily by the two new campuses opened in fiscal 2022 along with an overall increase in average revenue per student, partially offset by lower average full time undergraduate active students.

Revenues for the six months ended March 31, 2023 were $283.8 million, an increase of 37.0% or $76.7 million, from the comparable period in the prior year. Excluding the acquisition of Concorde, which contributed $70.7 million of revenue during the six months ended March 31, 2023, UTI revenues increased when compared to the prior year due primarily to the two new campuses opened in fiscal 2022 along with an overall increase in average revenue per student, partially offset by lower average full time undergraduate active students.

We had income from operations of $5.9 million and $10.4 million during the three and six months ended March 31, 2023, compared to income from operations of $3.4 million and $17.0 million during the three and six months ended March 31, 2022. The increase for the three-month period was primarily due to the addition of Concorde. The decrease for the six-month period in our income from operations was primarily driven by increased costs associated with our new campus and program rollouts and both ongoing and one-time costs associated with our growth and diversification strategy. Additionally, productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on efficiency opportunities throughout our cost structure, while improving and investing in the overall student experience.
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

During the six months ended March 31, 2023, we executed the following as part of our growth and diversification strategy:
•As part of our growth and diversification strategy, we have obtained full regulatory approval for nearly all of the 15 new programs across our campus footprint, including Aviation, HVACR, Robotics, Industrial Maintenance and Wind Energy Technician training to UTI and NASCAR Tech branded campuses, and initiated efforts to add Auto and Diesel Essentials to the MIAT Canton, Michigan campus. The initial planned program additions are projected to begin launching in the fourth quarter of 2023.
•We executed a new agreement which continues the UTI partnership with Snap-on Tools to ensure automotive, diesel, motorcycle, marine and collision repair technician students have the tools and training they need to launch careers in the transportation industry.
•We purchased the three primary buildings and associated land at our UTI Orlando, Florida campus in March 2023, for approximately $26.2 million, including closing costs and other fees, which is expected to generate future cost savings.
•We closed on the acquisition of Concorde on December 1, 2022. Concorde is a leading provider of industry-aligned healthcare education programs in fields such as nursing, dental hygiene and medical diagnostics. Concorde currently operates 17 campuses across eight states with approximately 7,600 students, and offers its programs in ground, hybrid and online formats. The acquisition aligns with our growth and diversification strategy, which is focused on offering a broader array of high-quality, in-demand workforce education solutions which both prepare students for a variety of careers in fast-growing fields and help close the country's skills gap by leveraging key industry partnerships.
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

Results of Operations: Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	53.1%	48.2%
Selling, general and administrative	43.3%	48.5%
Total operating expenses	96.4%	96.7%
Income from operations	3.6%	3.3%
Interest income	1.1%	—%
Interest expense	(1.6)%	(0.5)%
Other income, net	0.1%	(0.2)%
Total other expense, net	(0.4)%	(0.7)%
Income before income taxes	3.2%	2.6%
Income tax (expense) benefit	(1.1)%	4.5%
Net income	2.1%	7.1%
Preferred stock dividends	(0.8)%	(1.3)%
Income available for distribution	1.4%	5.9%
Income allocated to participating securities	(0.5)%	(2.3)%
Net income available to common shareholders	0.9%	3.6%
Revenues

The following table presents revenue by segment (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$107,560	$56,260	$163,820	$102,086	$—	$102,086
Year over Year % Change	5.4%	100.0%	60.5%

Revenues for the three months ended March 31, 2023 were $163.8 million, an increase of $61.7 million, or 60.5%, as compared to revenues of $102.1 million for the three months ended March 31, 2022.

UTI

Revenues for UTI for the three months ended March 31, 2023 were $107.6 million, an increase of 5.4% versus the prior year period. Revenue increased primarily due to the addition of two new campuses in fiscal 2022, and an overall increase in average revenue per student. This was partially offset by a 3.0% decrease in overall average undergraduate full-time active students due to lower student starts across many campuses during fiscal 2022 and in the first two quarters of fiscal 2023.

Concorde
Revenues for Concorde for the three months ended March 31, 2023 were $56.3 million. During the quarter, we had strong student starts of 2,252 and a slight increase of 1% in average undergraduate full-time active students from the prior quarter.

Educational services and facilities expenses

Educational services and facilities expenses were $86.9 million for the three months ended March 31, 2023, which represents an increase of $37.7 million as compared to $49.2 million for the three months ended March 31, 2022, which is primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our growth and diversification strategy.
The following table sets forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Three Months Ended March 31, 2023
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$29,129	$19,696	$48,825
Bonus expense	652	—	652
Stock-based compensation	99	—	99
Compensation and related costs	29,880	19,696	49,576
Occupancy costs	7,944	5,592	13,536
Depreciation and amortization expense	4,763	1,530	6,293
Supplies, maintenance and student expense	5,062	4,104	9,166
Contract services expense	1,012	119	1,131
Other educational services and facilities expense	4,660	2,568	7,228
Total educational services and facilities expense	$53,321	$33,609	$86,930

	Three Months Ended March 31, 2022
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$26,215	$—	$26,215
Bonus expense	576	—	576
Stock-based compensation	55	—	55
Compensation and related costs	26,846	—	26,846
Occupancy costs	9,488	—	9,488
Depreciation and amortization expense	3,572	—	3,572
Supplies, maintenance and student expense	4,436	—	4,436
Contract services expense	895	—	895
Other educational services and facilities expense	3,972	—	3,972
Total educational services and facilities expense	$49,209	$—	$49,209

UTI

Compensation and related costs increased by $3.0 million for the three months ended March 31, 2023 primarily due to increased instructor salaries related to the opening of two new campuses in fiscal 2022 and new program expansions in fiscal 2022 and 2023.

Occupancy costs decreased by $1.5 million for the three months ended March 31, 2023. The decrease was primarily due to the purchasing of our Lisle, Illinois campus and the consolidation of the MMI and UTI campuses in both Arizona and Florida into single sites during fiscal 2022. The decrease was partially offset by the opening of the Austin, Texas and Miramar, Florida campuses in the prior year.

Depreciation expense increased by $1.2 million for the three months ended March 31, 2023 primarily due to purchasing the Lisle, Illinois campus along with the capital expenditures related to construction and new equipment costs for the new campuses in Austin, Texas and Miramar, Florida, and the new welding programs in Mooresville, North Carolina and Exton, Pennsylvania, all of which opened in the prior year.

Other educational services and facilities expense increased by $0.7 million for the three months ended March 31, 2023. The increase was primarily due to a gain of $1.6 million in the prior year period as a result of the settlement of the Lisle, Illinois campus lease. The increase was partially offset by a decrease in the cost of tools of $0.3 million and the cost of books of $0.2 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 were $70.9 million. This represents an increase of $21.4 million, as compared to $49.5 million for the three months ended March 31, 2022, which is primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our growth and diversification strategy.
The following table sets forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Three Months Ended March 31, 2023
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$16,936	$6,807	$5,164	$28,907
Bonus expense	3,339	480	984	4,803
Stock-based compensation	545	—	1,469	2,014
Compensation and related costs	20,820	7,287	7,617	35,724
Advertising and marketing expense	14,179	6,502	—	20,681
Professional and contract services expense	1,906	56	3,051	5,013
Other selling, general and administrative expenses	4,232	2,617	2,674	9,523
Total selling, general and administrative expenses	$41,137	$16,462	$13,342	$70,941

	Three Months Ended March 31, 2022
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$14,334	$—	$4,412	$18,746
Bonus expense	2,670	—	1,126	3,796
Stock-based compensation	150	—	1,404	1,554
Compensation and related costs	17,154	—	6,942	24,096
Advertising and marketing expense	14,469	—	—	14,469
Professional and contract services expense	1,052	—	3,918	4,970
Other selling, general and administrative expenses	4,628	—	1,337	5,965
Total selling, general and administrative expenses	$37,303	$—	$12,197	$49,500

UTI

Compensation and related costs increased by $3.7 million for the three months ended March 31, 2023 primarily due to an increase in headcount to support growth and diversification initiatives as compared to the prior year.

Advertising and marketing expense decreased by $0.3 million for the three months ended March 31, 2023, primarily due to timing of spend along with incremental investment to support growth objectives. We continue to target cost-efficient marketing with an increased focus on digital media. UTI advertising and marketing expense as a percentage of revenues decreased to 13.2% for the three months ended March 31, 2023 as compared to 14.2% in the prior year.

Professional and contract services expense increased by $0.9 million primarily due to one-time costs incurred related to growth and diversification initiatives which includes integration related costs.

Concorde

Selling, general and administrative expenses for Concorde for the three months ended March 31, 2023 were $16.5 million. Concorde advertising and marketing expense as a percentage of revenues for the three months ended March 31, 2023 was 11.6%.

Corporate

Selling, general and administrative expenses for Corporate increased by $1.1 million for the three months ended March 31, 2023. This was primarily due to compensation and related costs which increased by $0.7 million due to an increase in headcount to support growth and diversification initiatives as compared to the prior year.

Income taxes

Income tax expense for the three months ended March 31, 2023 was $1.8 million, or 33.6% of pre-tax income, compared to an income tax benefit of $4.6 million, or (166.8)% of pre-tax income, for the three months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes. The effective income tax rate for the three months ended March 31, 2022 differed from the federal statutory rate of 21% primarily as a result of the release of a significant portion of the valuation allowance offset by current state tax expenses. See Note 15 of the notes to the condensed consolidated financial statements herein for additional details.

Preferred stock dividends
As of March 31, 2023 and 2022, 675,885 and 700,000 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we recorded a preferred stock cash dividend of $1.3 million for the three months ended March 31, 2023 and 2022, respectively.

Income available for distribution

Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $2.2 million and $6.1 million for the three months ended March 31, 2023 and 2022, respectively.

Income allocated to participating securities

Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The amount of income allocated to the participating securities for the three months ended March 31, 2023 and 2022 was $0.8 million and $2.4 million, respectively.
Net income available to common shareholders

After allocating the income to the participating securities, we had $1.4 million and $3.7 million of net income available to common shareholders for the three months ended March 31, 2023 and 2022, respectively.

Results of Operations: Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Six Months Ended March 31,
	2023	2022
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	52.3%	46.9%
Selling, general and administrative	44.1%	44.9%
Total operating expenses	96.4%	91.8%
Income from operations	3.7%	8.2%
Interest income	0.9%	—%
Interest expense	(1.4)%	(0.3)%
Other income, net	0.2%	—%
Total other (expense), net	(0.3)%	(0.3)%
Income before income taxes	3.3%	7.8%
Income tax (expense) benefit	(1.2)%	2.9%
Net income	2.2%	10.7%
Preferred stock dividends	(0.9)%	(1.3)%
Income available for distribution	1.3%	9.4%
Income allocated to participating securities	(0.5)%	(3.7)%
Net income available to common shareholders	0.8%	5.8%

Revenues

The following table presents revenue by segment (in thousands):

	Six Months Ended March 31, 2023			Six Months Ended March 31, 2022
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$213,134	$70,690	$283,824	$207,161	$—	$207,161
Year over Year % Change	2.9%	100.0%	37.0%

Revenues for the six months ended March 31, 2023 were $283.8 million, an increase of $76.7 million, or 37.0%, as compared to revenues of $207.2 million for the six months ended March 31, 2022.

UTI

Revenue for UTI for the six months ended March 31, 2023 were $213.1 million. an increase of 2.9% versus the prior period. Revenue increased primarily due to the addition of two new campuses in fiscal 2022, and an overall increase in average revenue per student. This was partially offset by a 2.3% decrease in overall average undergraduate full-time active students due to lower student starts across many campuses during fiscal 2022 and in the first two quarters of fiscal 2023.

Concorde

Revenues for Concorde, which represent four months as Concorde was acquired on December 1, 2022, were $70.7 million. Concorde programs are offered year round, however, there can be fluctuations in the student population due to the timing and size of class starts which are dictated by the accrediting bodies governing the clinical and core programs.

Educational services and facilities expenses

Educational services and facilities expenses were $148.3 million for the six months ended March 31, 2023, which represents an increase of $51.2 million as compared to $97.1 million for the six months ended March 31, 2022, which is primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our growth and diversification strategy.

The following table sets forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Six Months Ended March 31, 2023
	UTI	Concorde	Consolidated
Salaries, employee benefit and tax expenses	$55,981	$26,255	$82,236
Bonus expense	1,308	—	1,308
Stock-based compensation	180	—	180
Compensation and related costs	57,469	26,255	83,724
Occupancy costs	15,626	7,356	22,982
Depreciation and amortization expense	9,180	1,950	11,130
Supplies and maintenance and student expense	9,647	5,015	14,662
Contract services expense	2,077	175	2,252
Other educational services and facilities expense	10,199	3,389	13,588
Total educational services and facilities expense	$104,198	$44,140	$148,338

	Six Months Ended March 31, 2022
	UTI	Concorde	Consolidated
Salaries, employee benefit and tax expenses	$50,497	$—	$50,497
Bonus expense	1,115	—	1,115
Stock-based compensation	101	—	101
Compensation and related costs	51,713	—	51,713
Occupancy costs	18,484	—	18,484
Depreciation and amortization expense	6,979	—	6,979
Supplies, maintenance and student expense	8,964	—	8,964
Contract services expense	2,143	—	2,143
Other educational services and facilities expense	8,827	—	8,827
Total educational services and facilities expense	$97,110	$—	$97,110
UTI
Compensation and related costs increased by $5.8 million for the six months ended March 31, 2023 primarily due to increased instructor salaries related to the opening of two new campuses in fiscal 2022 and new program expansions in fiscal 2022 and 2023.

Occupancy costs decreased by $2.9 million for the six months ended March 31, 2023. The decrease was primarily due to purchasing our Lisle, Illinois campus and the consolidation of the MMI and UTI campuses in both Arizona and Florida into single sites during fiscal 2022. This was partially offset by the opening of the Austin, Texas and Miramar, Florida campuses in the prior year.

Supplies, maintenance and student expense increased by $0.7 million primarily due to the increased cost of technical supplies of $0.9 million related to the opening of the Miramar, Florida and Austin, Texas campuses. Partially offsetting this increase was a decrease in spend on laptops of $0.4 million.

Other educational services and facilities expense increased by $1.4 million during the six months ended March 31, 2023. The increase was primarily due to a gain of $1.6 million in the prior year period as a result of the settlement of the Lisle, Illinois campus lease. The gain was partially offset by a decrease in the costs related to taxes and licensing of $0.3 million.
Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended March 31, 2023 were $125.1 million. This represents an increase of $32.0 million, as compared to $93.1 million for the six months ended March 31, 2022, which is primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our growth and diversification strategy.

The following table sets forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Six Months Ended March 31, 2023
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefit and tax expense	$32,340	$8,724	$10,265	$51,329
Bonus expense	6,226	668	2,118	9,012
Stock-based compensation	716	—	2,386	3,102
Compensation and related costs	39,282	9,392	14,769	63,443
Advertising and marketing expense	27,528	7,782	—	35,310
Professional and Contract services expense	3,906	97	5,226	9,229
Other selling, general and administrative expenses	8,603	3,817	4,687	17,107
Total selling, general and administrative expenses	$79,319	$21,088	$24,682	$125,089

	Six Months Ended March 31, 2022
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefit and tax expense	$27,971	$—	$9,301	$37,272
Bonus expense	5,638	—	2,112	7,750
Stock-based compensation	273	—	1,941	2,214
Compensation and related costs	33,882	—	13,354	47,236
Advertising and marketing expense	26,428	—	—	26,428
Professional and Contract services expense	1,788	—	6,000	7,788
Other selling, general and administrative expenses	9,212	—	2,432	11,644
Total selling, general and administrative expenses	$71,310	$—	$21,786	$93,096

UTI

Compensation and related costs increased by $5.4 million for the six months ended March 31, 2023 primarily due to an increase in headcount to support our growth and diversification initiatives as compared to the prior year.

Advertising and marketing expense increased by $1.1 million for the six months ended March 31, 2023, primarily due to timing of spend along with incremental investment to support our growth objectives. We continue to target cost-efficient marketing with an increased focus on digital media. Advertising expense as a percentage of revenues increased slightly to 12.9% for the six months ended March 31, 2023 as compared to 12.8% in the prior year.

Professional and contract services expense increased by $2.1 million primarily due to one-time costs incurred related to our growth and diversification initiatives.

Other selling, general and administrative expenses decreased by $0.6 million primarily due to a decrease of $0.7 million in bad debt expense.

Concorde

Selling, general and administrative expenses for Concorde for the four months ended March 31, 2023, were $21.1 million. Concorde advertising and marketing expense as a percentage of revenue for the six months ended March 31, 2023 was 11.0%.

Corporate

Selling, general and administrative expenses for Corporate increased by $2.9 million for the six months ended March 31, 2023. This was primarily due to compensation and related costs which increased by $1.4 million due to an increase in headcount to support growth and diversification initiatives as compared to the prior year.

Income taxes

Our income tax expense for the six months ended March 31, 2023 was $3.3 million, or 34.9% of pre-tax income, compared to an income tax benefit of $5.9 million, or (36.6)% of pre-tax income, for the six months ended March 31, 2022. The effective income tax rate for the six months ended March 31, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes. The effective income tax rate for the six months ended March 31, 2022 differed from the federal statutory rate of 21% primarily as a result of the release of a significant portion of the valuation allowance offset by current state tax expenses. See Note 15 of the notes to the condensed consolidated financial statements herein for additional details on our valuation allowance.

Preferred stock dividends

As of March 31, 2023 and 2022, 675,885 and 700,000 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we recorded a preferred stock cash dividend of $2.5 million and $2.6 million for the six months ended March 31, 2023 and 2022, respectively.
Income available for distribution

Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $3.6 million and $19.6 million for the six months ended March 31, 2023 and 2022, respectively.

Income allocated to participating securities

Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The amount of income allocated to the participating securities for the six months ended March 31, 2023 and 2022 was $1.3 million and $7.6 million, respectively.

Net income available to common shareholders

After allocating the income to the participating securities, we had $2.3 million and $11.9 million of net income available to common shareholders for the six months ended March 31, 2023 and 2022, respectively.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three and six months ended March 31, 2023 were $12.8 million and $22.8 million respectively, compared to $7.1 million and $24.5 million for the three and six months ended March 31, 2022. We define EBITDA as net income, before interest (income) expense, income tax expense (benefit), and depreciation and amortization.

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

EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income	$3,480	$7,354	$6,128	$22,176
Interest income	(1,805)	(8)	(2,628)	(20)
Interest expense	2,637	466	4,060	699
Income tax expense (benefit)	1,763	(4,598)	3,288	(5,945)
Depreciation and amortization	6,746	3,884	11,994	7,563
EBITDA	$12,821	$7,098	$22,842	$24,473

Liquidity and Capital Resources
Overview of Liquidity
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as announced growth and diversification initiatives over the next 12 months and beyond. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation and expansion of new programs, in existing markets where we continue to optimize utilization of our campus facilities.
Our aggregate cash and cash equivalents were $120.6 million as of March 31, 2023, an increase of $54.1 million from September 30, 2022.
Strategic Uses of Cash
On December 1, 2022, using funds from our new revolving credit facility, we acquired of all of the issued and outstanding shares of capital stock of Concorde for a base purchase price of $50.0 million, less $1.3 million in net adjustments, for total cash consideration paid of $48.7 million. The final cash consideration paid is subject to closing working capital and other customary adjustments. The net cash consideration, taking into account cash acquired from Concorde, was $17.0 million. See Note 4 of the notes to the condensed consolidated financial statements herein for additional details on the acquisition.
As previously noted, we purchased three buildings and land at our Orlando, Florida campus in March 2023 for approximately $26.2 million, including closing costs and other fees. We used previously drawn funds from our revolving credit facility to complete the purchase.

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

Long-term Debt

As of March 31, 2023, we had $163.7 million of long-term debt outstanding, which is comprised of two term loans and a revolving credit facility. Of the $163.7 million outstanding, $29.7 million relates to a term loan that bears interest at the rate of LIBOR plus 2.0% over the seven year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. Approximately $38.0 million relates to a term loan that bears interest at the rate of SOFR plus 2.0% over the seven year term, secured in connection with the Lisle, Illinois campus property. For each of the term loan, a derivative interest rate swap is in place that fixes the interest rate on 50% of the loan at a market rate at the time the loan was initiated. The remaining $90.0 million relates to funds drawn from a $100.0 million revolving credit facility that was secured in connection with the Concorde acquisition. See Note 13 and Note 21 of the notes to the condensed consolidated financial statements herein for additional details on the term loans and the revolving credit facility.

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
Operating Activities

Our net cash used in operating activities was $4.3 million for the six months ended March 31, 2023, compared to net cash provided by operating activities of $10.4 million for the six months ended March 31, 2022.
Net income, after adjustments for non-cash items, for the six months ended March 31, 2023 provided cash of $35.2 million. The non-cash items included $12.0 million for depreciation and amortization expense, $10.1 million for amortization of right-of-use assets for operating leases, $3.3 million for stock-based compensation expense, $2.5 million related to changes in deferred tax assets, and $2.1 million for bad debt expense.
Changes in operating assets and liabilities used cash of $39.5 million primarily due to the following:

•The decrease in accounts payable and accrued expenses used cash of $16.4 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•Changes in our operating lease liability, primarily as a result of rent payments, used cash of $10.7 million.
•The change in deferred revenue when excluding the initial purchase price allocation for Concorde used cash of $9.6 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at March 31, 2023 as compared to September 30, 2022.

•The change in receivables when excluding the initial purchase price allocation for Concorde used cash of $3.9 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
•The change in other assets provided cash of $2.7 million primarily due to activity related to the long-term portion of Concorde’s retail installment contracts.

Net income, after adjustments for non-cash items, for the six months ended March 31, 2022 provided cash of $36.2 million. The non-cash items included $9.1 million for amortization of right-of-use assets for operating leases, $7.6 million for depreciation and amortization expense and $2.2 million for stock-based compensation expense, partially offset by a change in deferred tax assets of $6.6 million.

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

Investing Activities

During the six months ended March 31, 2023, cash used in investing activities was $26.6 million. The cash outflow was primarily related to the purchase of property and equipment of $38.6 million. During the six months ended March 31, 2023, we purchased three buildings and the associated land at our Orlando, Florida campus for $26.2 million, including closing costs and other fees. Additionally, we had continued capital expenditures for further construction at the UTI Austin, Texas and Miramar, Florida campuses, in addition to program expansion costs for both UTI and Concorde. Further, on December 1, 2022, we completed the acquisition of Concorde which resulted in $17.0 million of cash paid for acquisitions, net of cash acquired. Partially offsetting the cash outflows, is the $29.0 million in proceeds from maturities of held-to-maturity securities.

During the six months ended March 31, 2022, cash used in investing activities was $79.5 million. The cash outflow was primarily related to the purchase of property and equipment of $53.2 million, of which $28.4 million related to the purchase of the Lisle, Illinois campus. Other capital expenditures included investments for the Orlando, Florida and MMI, Phoenix consolidations, new campuses in Austin, Texas and Miramar, Florida, and the rollout of new programs at our campuses.
Additionally, we purchased MIAT for $26.5 million, which is net of cash consideration received.

Financing Activities

During the six months ended March 31, 2023, cash provided by financing activities was $85.5 million which was primarily related to proceeds from our revolving credit facility of $90.0 million, partially offset by the semi-annual payment of preferred stock dividends of $2.5 million, $0.7 million in payroll taxes paid for stock-based compensation through shares withheld, repayment of long-term debt of $0.7 million, and debt issuance costs related to the revolving credit facility of $0.5 million.

During the six months ended March 31, 2022, cash used by financing activities was $3.9 million which was primarily related to the semi-annual payment of preferred stock dividends of $2.6 million, the payment of payroll taxes on stock-based compensation through shares withheld and payments on our term loans.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the six months ended March 31, 2023 from those previously disclosed in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal exposure to market risk relates to changes in interest rates.
We invest our cash and cash equivalents in money market funds. As of March 31, 2023, we held $120.6 million in cash and cash equivalents. During the six months ended March 31, 2023, we earned interest income of $2.6 million. As we have a conservative investment policy, our financial exposure to fluctuations in interest rates related to our interest income is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.

On May 12, 2021, we entered into a credit agreement to finance the Avondale property through a $31.2 million term loan that bears interest at the rate of LIBOR plus 2.0% with a maturity of seven years. As of March 31, 2023, the fair value of our long-term debt was $29.7 million and bears interest on the outstanding principal amount at a rate equal to the LIBOR plus 2.0%, which was 6.66% as of March 31, 2023. On April 3, 2023, we executed an amendment for our Avondale term loan to convert the stated rate from LIBOR to SOFR. See Note 21 for further details.
On April 14, 2022, we entered into a credit agreement to finance the Lisle property through a $38.0 million term loan that bears interest at the rate of SOFR plus 2.0% with a maturity of seven years. As of March 31, 2023, the fair value of our long-term debt was $38.0 million and bears interest on the outstanding principal amount at a rate equal to the SOFR plus 2.0%, which was 6.67% as of March 31, 2023.
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
During the six months ended March 31, 2023, we recorded interest expense of $4.1 million on our outstanding debt. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 10.0% change (up or down) in the variable rates would result in a $12.4 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

On December 1, 2022, we completed the acquisition of Concorde Career Colleges, Inc. We intend to exclude the acquired business from our assessment and report on internal control over financial reporting for the year ended September 30, 2023, as permitted under SEC rules. Other than the foregoing, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	May 9, 2023	By:	/s/ Jerome A. Grant
		Name:	Jerome A. Grant
		Title:	Chief Executive Officer (Principal Executive Officer)