Form 10-Q
period 2023-06-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2023-08-08
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At August 1, 2023, there were 34,069,210 shares outstanding of the registrant's common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	June 30, 2023	September 30, 2022
Assets
Cash and cash equivalents	$110,511	$66,452
Restricted cash	3,572	3,544
Held-to-maturity investments	—	28,918
Receivables, net	25,156	16,450
Notes receivable, current portion	5,964	5,641
Prepaid expenses	11,153	6,139
Other current assets	8,123	8,809
Total current assets	164,479	135,953
Property and equipment, net	266,238	214,292
Goodwill	28,459	16,859
Intangible assets, net	19,148	14,215
Notes receivable, less current portion	29,930	30,231
Right-of-use assets for operating leases	182,111	132,038
Deferred tax asset, net	5,231	3,365
Other assets	11,140	5,958
Total assets	$706,736	$552,911
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$64,898	$66,680
Dividends payable	1,263	—
Deferred revenue	57,484	54,223
Operating lease liability, current portion	21,290	12,959
Long-term debt, current portion	2,478	1,115
Other current liabilities	3,522	2,745
Total current liabilities	150,935	137,722
Operating lease liability	170,886	129,302
Long-term debt	160,225	66,423
Other liabilities	4,562	4,067
Total liabilities	486,608	337,514
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 34,151 and 33,857 shares issued	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 676 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	151,426	148,372
Paid-in capital - preferred	66,481	66,481
Treasury stock, at cost, 82 shares	(365)	(365)
Retained earnings (deficit)	521	(1,307)
Accumulated other comprehensive income	2,062	2,213
Total shareholders’ equity	220,128	215,397
Total liabilities and shareholders’ equity	$706,736	$552,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$153,286	$100,966	$437,110	$308,127
Operating expenses:
Educational services and facilities	88,377	53,216	236,715	150,326
Selling, general and administrative	64,246	45,796	189,335	138,892
Total operating expenses	152,623	99,012	426,050	289,218
Income from operations	663	1,954	11,060	18,909
Other (expense) income:
Interest income	1,632	68	4,260	88
Interest expense	(2,957)	(552)	(7,017)	(1,251)
Other income (expense), net	89	(291)	540	(336)
Total other expense, net	(1,236)	(775)	(2,217)	(1,499)
(Loss) income before income taxes	(573)	1,179	8,843	17,410
Income tax benefit (expense) (See Note 15)	64	(336)	(3,224)	5,609
Net (loss) income	$(509)	$843	$5,619	$23,019
Preferred stock dividends	(1,263)	(1,296)	(3,791)	(3,913)
(Loss) income available for distribution	$(1,772)	$(453)	$1,828	$19,106
Income allocated to participating securities	—	—	(684)	(7,272)
Net (loss) income available to common shareholders	$(1,772)	$(453)	$1,144	$11,834

Earnings per share (See Note 18):
Net (loss) income per share - basic	$(0.05)	$(0.01)	$0.03	$0.36
Net (loss) income per share - diluted	$(0.05)	$(0.01)	$0.03	$0.35

Weighted average number of shares outstanding:
Basic	34,067	33,257	33,956	33,032
Diluted	34,067	33,257	34,402	33,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net (loss) income	$(509)	$843	$5,619	$23,019
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net of taxes	513	334	(151)	1,368
Comprehensive income	$4	$1,177	$5,468	$24,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2022	33,857	$3	676	$—	$148,372	$66,481	(82)	$(365)	$(1,307)	$2,213	$215,397
Net income	—	—	—	—	—	—	—	—	2,648	—	2,648
Issuance of common stock under employee plans	223	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(73)	—	—	—	(525)	—	—	—	—	—	(525)
Stock-based compensation	—	—	—	—	1,169	—	—	—	—	—	1,169
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,277)	—	(1,277)
Unrealized loss on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	(126)	(126)
Balance as of December 31, 2022	34,007	$3	676	$—	$149,016	$66,481	(82)	$(365)	$64	$2,087	$217,286
Net income	—	—	—	—	—	—	—	—	3,480	—	3,480
Issuance of common stock under employee plans	175	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(33)	—	—	—	(223)	—	—	—	—	—	(223)
Stock-based compensation	—	—	—	—	2,113	—	—	—	—	—	2,113
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,251)	—	(1,251)
Unrealized loss on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	(538)	(538)
Balance as of March 31, 2023	34,149	$3	676	$—	$150,906	$66,481	(82)	$(365)	$2,293	$1,549	$220,867
Net loss	—	—	—	—	—	—	—	—	(509)	—	(509)
Issuance of common stock under employee plans	4	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(2)	—	—	—	(13)	—	—	—	—	—	(13)
Stock-based compensation	—	—	—	—	533	—	—	—	—	—	533
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,263)	—	(1,263)
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	513	513
Balance as of June 30, 2023	34,151	$3	676	$—	$151,426	$66,481	(82)	$(365)	$521	$2,062	$220,128

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2021	32,915	$3	700	$—	$142,314	$68,853	(82)	$(365)	$(21,996)	$(279)	$188,530
Net income	—	—	—	—	—	—	—	—	14,822	—	14,822
Issuance of common stock under employee plans	111	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(37)	—	—	—	(301)	—	—	—	—	—	(301)
Stock-based compensation	—	—	—	—	706	—	—	—	—	—	706
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,323)	—	(1,323)
Unrealized gain on interest rate swap	—	—	—	—	—	—	—	—	—	173	173
Balance as of December 31, 2021	32,989	$3	700	$—	$142,719	$68,853	(82)	$(365)	$(8,497)	$(106)	$202,607
Net Income	—	—	—	—	—	—	—	—	7,354	—	7,354
Issuance of common stock under employee plans	177	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(42)	—	—	—	(327)	—	—	—	—	—	(327)
Stock-based compensation	—	—	—	—	1,534	—	—	—	—	—	1,534
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,294)	—	(1,294)
Unrealized gain on interest rate swap	—	—	—	—	—	—	—	—	—	861	861
Balance as of March 31, 2022	33,124	$3	700	$—	$143,926	$68,853	(82)	$(365)	$(2,437)	$755	$210,735
Net income	—	—	—	—	—	—	—	—	843	—	843
Issuance of common stock under employee plans	2	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	—	—	(5)	—	—	—	—	—	(5)
Preferred stock conversion	724	—	(24)	—	2,372	(2,372)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,033	—	—	—	—	—	1,033
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,296)	—	(1,296)
Unrealized gain on interest rate swap	—	—	—	—	—	—	—	—	—	334	334
Balance as of June 30, 2022	33,850	$3	676	$—	$147,326	$66,481	(82)	$(365)	$(2,890)	$1,089	$211,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$5,619	$23,019
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,649	12,124
Amortization of right-of-use assets for operating leases	15,439	12,636
Bad debt expense	1,447	2,077
Stock-based compensation	3,815	3,273
Deferred income taxes	2,594	(6,283)
Training equipment credits earned, net	1,299	(921)
Unrealized (loss) gain on interest rate swap	(151)	1,368
Other (gains) losses, net	(197)	537
Changes in assets and liabilities:
Receivables	(2,869)	(8,234)
Prepaid expenses	(3,293)	(1,439)
Other assets	623	(621)
Notes receivable	(22)	956
Accounts payable, accrued expenses and other current liabilities	(13,949)	1,275
Deferred revenue	(16,884)	(16,809)
Operating lease liability	(16,094)	(10,778)
Other liabilities	(759)	(4,274)
Net cash (used in) provided by operating activities	(4,733)	7,906
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(16,381)	(26,514)
Purchase of property and equipment	(48,847)	(69,608)
Proceeds from maturities of held-to-maturity securities	29,000	—
Return of capital contribution from unconsolidated affiliate	—	188
Net cash used in investing activities	(36,228)	(95,934)
Cash flows from financing activities:
Proceeds from revolving credit facility	90,000	—
Proceeds from term loan	—	38,000
Debt issuance costs for long-term debt	(484)	(355)
Payment of preferred stock cash dividend	(2,528)	(2,617)
Payments on term loans and finance leases	(1,179)	(19,004)
Payment of payroll taxes on stock-based compensation through shares withheld	(761)	(633)
Net cash provided by financing activities	85,048	15,391
Change in cash, cash equivalents and restricted cash	44,087	(72,637)
Cash and cash equivalents, beginning of period	66,452	133,721
Restricted cash, beginning of period	3,544	12,256
Cash, cash equivalents and restricted cash, beginning of period	69,996	145,977
Cash and cash equivalents, end of period	110,511	70,713
Restricted cash, end of period	3,572	2,627
Cash, cash equivalents and restricted cash, end of period	$114,083	$73,340

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$967	$696
Interest paid	6,442	1,208
Training equipment obtained in exchange for services	500	1,247
Depreciation of training equipment obtained in exchange for services	558	691
Accounts payable and accrued expenses for capital expenditures	1,836	(374)
Preferred dividends payable	1,263	1,296
CARES Act funds received for student emergency grants	—	6,689
CARES Act funds disbursed for student emergency grants	—	(6,774)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 1 - Nature of the Business
Universal Technical Institute, Inc., which together with its subsidiaries is referred to as the “Company,” “we,” “us” or “our,” was founded in 1965 and is a leading workforce solutions provider of transportation, skilled trades and healthcare education programs, whose mission is to serve students, partners, and communities by providing quality education and support services for in-demand careers across a number of highly-skilled fields. We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. In conjunction with the Concorde Career Colleges, Inc. acquisition on December 1, 2022 (the “Concorde Acquisition”), we redefined our reporting structure into two reportable segments as follows:
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
Our primary source of revenues is currently tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV of the Higher Education Act of 1965, as amended (“HEA”), as well as other federal programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 24 on “Government Regulation and Financial Aid” included in our 2022 Annual Report on Form 10-K.

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
New Significant Accounting Policy for Retail Installment Contract Receivables
Concorde currently and historically offers certain students retail installment contracts for payment of their tuition that is not covered by federal student financial aid or other funding sources. The retail installment contracts are due to Concorde from current and former students, are generally due over a period of up to five years, and bear interest ranging from 0 percent to 15 percent. New retail installment contracts are being issued at interest rates between 0 percent to 9 percent. Due to the fact that there is no interest imposed on certain of the retail installment contracts, primarily while students are actively completing their selected programs, we calculate the imputed interest expense on the retail installment contracts. However, the imputed interest expense is not considered material for such retail installment contracts. Retail installment contract receivables are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed each reporting period. The short-term portion of the retail installment contract receivable and related allowance for credit losses are included in “Receivables, net” while the long-term portion of the retail installment contract receivable and related allowance for credit losses is presented in “Other assets” on our condensed consolidated balance sheets.

Reclassifications

As previously noted, as a result of the Concorde Acquisition, beginning with the three months ended December 31, 2022, we have two reportable segments: UTI and Concorde. Additionally, “Corporate” includes corporate related expenses that are not allocated to either the UTI or Concorde reportable segments. The segment disclosures presented in Note 19 for the three and nine months ended June 30, 2022 have been revised from the prior year presentation to reflect the new reportable segments.

Additionally, starting with the three months ended December 31, 2022, we have reclassified “Accrued tool sets” into “Accounts payable and other accrued expenses” on our condensed consolidated balance sheets for reporting purposes. As of September 30, 2022, $3.2 million was reclassified from “Accrued tool sets” to “Accounts payable and other accrued expenses” on the condensed consolidated balance sheets for comparable presentation. The breakout of accrued tool sets is now disclosed in Note 12. Further, the activity related to the accrued tool sets balance is now reported in the “Accounts payable and other accrued expenses” line on the condensed consolidated statement of cash flows for the nine months ended June 30, 2023. We reclassified $0.9 million from “Accrued tool sets” to “Accounts payable and other accrued expenses” on the condensed consolidated statement of cash flow for the nine months ended June 30, 2022 for comparable presentation.

Note 3 - Recent Accounting Pronouncements

Effective in Fiscal 2023

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. This new guidance only applies to contracts and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in ASU 2020-04 do not apply to contract modifications made after December 31, 2022. On April 3, 2023, we executed an amendment for our Avondale Term Loan (as defined below) to convert the stated rate from LIBOR to Secured Overnight Financing Rate (“SOFR”) (which is further described in Note 13). Additionally, on March 31, 2023, we terminated our existing interest rate swap and entered into a new interest rate swap agreement, effective April 3, 2023, with the Avondale Lender that effectively fixes the interest rate we pay on 50% of the principal amount of the Avondale Term Loan at 3.45% for the entire loan term (which is further described in Note 14). In executing the amendment, we adopted several of the practical expedients allowed under ASU 2020-04, including updating the designated hedged risk in our outstanding cash flow hedging relationship to match the risk presented in the modified interest payments and to continue our hedging relationship that falls within the scope of ASU 2020-04. The adoption of the new guidance in ASU 2020-04 did not have a material impact on our condensed consolidated financial statements.

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
Under the terms of the Stock Purchase Agreement (the “Purchase Agreement”), dated May 3, 2022, by and among the Company, Concorde, Liberty Partners Holdings 28, L.L.C., a Delaware limited liability company, and Liberty Investment IIC, LLC, a Delaware limited liability company (each a “Seller,” and collectively, the “Sellers”); and Liberty Partners L.P., a Delaware limited partnership, in its capacity as a representative of the Sellers, we acquired all of the issued and outstanding shares of capital stock of Concorde for a base purchase price of $50.0 million, less $1.9 million of net adjustments including the post-closing working capital adjustment, for total cash consideration paid of $48.1 million. As a result of the transactions contemplated by the Purchase Agreement, Concorde is now a wholly-owned subsidiary of the Company. We funded the consideration paid for the Concorde Acquisition by the revolving credit facility entered into on November 18, 2022. See Note 13 for further details on the revolving credit facility.
In connection with the Concorde Acquisition, we incurred total transaction costs of $5.3 million, of which $3.0 million was incurred during the year ended September 30, 2022 and $2.3 million was incurred during the nine months ended June 30, 2023. These costs are included in “Selling, general and administrative” expenses in the condensed consolidated statements of operations for the applicable period.
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
The preliminary allocation of the purchase price at December 1, 2022 is summarized as follows:

Assets acquired:
Cash and cash equivalents	$30,064
Restricted cash	1,689
Accounts receivable, net	6,740
Prepaid expenses	2,957
Other current assets	827
Property and equipment	23,950
Right-of-use assets for operating leases	71,153
Goodwill	11,600
Intangible assets	5,400
Deferred tax assets	4,460
Other assets	4,997
Total assets acquired	$163,837

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Less: Liabilities assumed
Accounts payable and accrued expenses	$15,482
Deferred revenue	20,145
Operating lease liability, current portion	10,011
Long-term debt, current portion (1)	807
Other current liabilities	208
Long-term debt (1)	5,468
Operating lease liability	63,582
Total liabilities assumed	115,703
Net assets acquired	$48,134

(1)    Long-term debt consists of one lease classified as a finance lease under ASC 842.

Due to the timing of the acquisition, the amounts for income tax liabilities, including deferred income taxes, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction, are considered preliminary and subject to change. Any changes in the amounts for income tax liabilities could cause further changes to intangible assets and property and equipment.

The Company will finalize these amounts no later than one year from the acquisition date once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the preliminary amounts disclosed above which may impact the reported results in the period those adjustments are identified. Since December 31, 2022, we have adjusted the purchase price allocation for operating and finance lease assets and liabilities due to changes in the incremental borrowing rates. Additionally, we identified further adjustments required for accounts receivable, prepaid expenses, deferred income taxes, deferred revenue, and accounts payable and accrued expenses. These adjustments, in conjunction with the updates to the operating and finance lease assets and liabilities, resulted in further changes to both intangible assets and goodwill. These adjustments did not have a material impact on the results of operations since the date of acquisition. Other than a $7.2 million adjustment to operating lease liabilities, these adjustments did not have a material impact on the financial statements since the date of acquisition.
The amount allocated to goodwill of $11.6 million represents the acquired assembled workforce. None of the goodwill is expected to be deductible for tax purposes. Factors that contributed to a purchase price resulting in the recognition of goodwill include Concorde’s strategic fit into our growth and diversification strategy, which is focused on offering a broader array of high-quality, in-demand workforce education solutions which both prepare students for a variety of careers in fast-growing fields and help close the country's skills gap by leveraging key industry partnerships.

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

The intangible assets acquired, which primarily consist of the accreditations and regulatory approvals, trademarks and trade names, and curriculum, were valued using different valuation techniques depending upon the nature of the intangible asset acquired, all of which are considered level 3 as defined in Note 7. The accreditations and regulatory approvals were valued using the multi-period excess earnings method (“MPEEM”) under the income approach. The MPEEM is a variation of discounted cash-flow analysis. Rather than focusing on the whole entity, the MPEEM isolates the cash flows that can be associated with a single intangible asset and measures fair value by discounting them to present value. The trademarks and trade names were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. The curriculum was valued using the cost approach.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The table below presents the revised summary of the intangible assets acquired as a result of other purchase price allocation updates and the useful lives of these assets:

Intangible Asset	Useful life	Amount
Accreditations and regulatory approvals	Indefinite	$3,500
Trademarks and trade names	10 years	500
Curriculum	5 years	1,400
Total		$5,400
See Note 9 and Note 10 and for additional details on goodwill and intangible assets.
Student receivables
When financial assets are acquired in connection with a business combination, we evaluate whether those acquired financial assets have experienced a more-than-insignificant deterioration in credit quality since origination. Financial assets acquired with evidence of such credit deterioration are referred to as purchased credit deteriorated (“PCD”) assets and reflect the acquirer’s assessment at the acquisition date. The student receivables acquired in the Concorde Acquisition were reviewed to determine if any had experienced a more-than-insignificant deterioration in credit quality since origination. Student receivables of approximately $2.3 million met the established criteria to indicate a more-than insignificant deterioration in credit quality and were identified as PCD assets. Using our best estimate of projected losses over the term of the contracts, we calculated an allowance for credit losses on these PCD assets of approximately $1.0 million.
Pro forma financial information
The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on October 1, 2021:

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$153,286	$146,834	$473,131	$448,903
Net (loss) income	(509)	(3,397)	5,498	16,950

The unaudited pro forma financial information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets and the finance lease asset had been applied from October 1, 2021, with the related tax effects. The unaudited pro forma financial information also includes adjustments to reflect the additional interest expense on the new Credit Facility issued to fund the acquisition (see Note 13 for further details on the Credit Facility). Lastly, the unaudited pro forma financial information includes adjustments to reflect the reduction in depreciation expense assuming the fair value adjustments to property and equipment assets had been applied from October 1, 2021.
This unaudited pro forma financial information is for informational purposes only. It does not reflect the integration of the business or any synergies or incremental costs that may result from the acquisition. As such, it is not indicative of the results of operations that would have been achieved had the acquisition been consummated on October 1, 2021. In addition, the unaudited pro forma financial information amounts are not indicative of future operating results.
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
The majority of Concorde’s core programs are nine to ten months in duration and are billed in full at the start of the program. Clinical programs are 12 to 24 month programs that are billed by academic term. Clinical programs may have up to nine academic terms that last two to three months each. Revenues are recognized as transfer of the services occurs.
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

Proprietary Loan Program Notes Receivable

Certain UTI students participate in a proprietary loan program that extends repayment terms for their tuition beyond the time that they are in school. We purchase said loans from the lender. Based on historical collection rates, we believe at least a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on the amount we expect to collect, and we recognize these revenues ratably over the term of the course or program offered. These amounts are presented as “Notes receivable, current portion” and “Notes receivable, less current portion” on our condensed consolidated balance sheets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Retail Installment Contract Receivables
Concorde currently and historically offers certain students retail installment contracts for payment of their tuition that are not covered by federal student financial aid or other funding sources. The retail installment contracts are due to Concorde from current and former students, are generally due over a period of up to five years, and bear interest ranging from 0 percent to 15 percent. New retail installment contracts are being issued at interest rates between 0 percent to 9 percent. Due to the fact that there is no interest imposed on certain of the retail installment contracts, primarily while students are actively completing their selected programs, we calculate the imputed interest expense on the retail installment contracts. However, the imputed interest expense is not considered material for such retail installment contracts. The short-term portion of the retail installment contract receivable and related allowance for credit losses are included in “Receivables, net” while the long-term portion of the retail installment contract receivable and related allowance for credit losses is presented in “Other assets” on our condensed consolidated balance sheets.
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
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	June 30, 2023	September 30, 2022
Receivables (1)	$60,627	$46,826
Deferred revenue	57,484	54,223
(1)     Receivables includes tuition receivables, retail installment contract receivables and notes receivable, both current and long term.

During the nine months ended June 30, 2023, the deferred revenue balance included decreases for revenues recognized during the period, increases related to new students who started their training programs during the period and the addition of deferred revenue from the Concorde Acquisition.

Note 6 - Investments

In July 2022, we invested a portion of our cash and cash equivalents in short-term investments which primarily consist of corporate and government bonds with a minimum credit rating of A. We had the ability and intention to hold these investments until maturity and therefore classified these investments as held-to-maturity and recorded them at amortized cost and presented them in “Held-to-maturity investments” on our consolidated balance sheets as of September 30, 2022. As of June 30, 2023, there were no outstanding held-to-maturity investments as all of the securities matured by December 31, 2022 and there were no new purchases of held-to-maturity investments during the nine months ended June 30, 2023.

The amortized cost, gross unrealized gains or losses, and fair value of investments classified as held-to-maturity at September 30, 2022 were as follows:

	September 30, 2022
		Gross Unrealized		Estimated Fair
Due in less than 1 year:	Amortized Cost	Gains	Losses	Market Value
Corporate and government bonds	$28,918	$—	$(19)	$28,899

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

Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$9,304	$9,304	$—	$—
Notes receivable(2)	35,894	—	—	35,894
Total assets at fair value on a recurring basis	$45,198	$9,304	$—	$35,894

Revolving credit facility and term loans(4)	157,401	—	157,401	—
Total liabilities at fair value on a recurring basis	$157,401	$—	$157,401	$—

		Fair Value Measurements Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$23,439	$23,439	$—	$—
Notes receivable(2)	35,872	—	—	35,872
Corporate and government bonds(3)	28,899	28,899	—	—
Total assets at fair value on a recurring basis	$88,210	$52,338	$—	$35,872

Term loans(4)	68,083	—	68,083	—
Total liabilities at fair value on a recurring basis	$68,083	$—	$68,083	$—
(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2023 and September 30, 2022.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
(2) Notes receivable relate to UTI’s proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our condensed consolidated balance sheets as of June 30, 2023 and September 30, 2022.
(3) Corporate and government bonds are reflected as “Held-to-maturity investments” in our condensed consolidated balance sheets as of September 30, 2022.
(4) The Credit Facility and Term Loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

Note 8 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	June 30, 2023	September 30, 2022
Land	—	$25,601	$16,603
Buildings and building improvements	3-30	160,893	126,244
Leasehold improvements	1-20	82,755	86,751
Training equipment	3-10	105,600	96,907
Office and computer equipment	3-10	34,510	31,900
Curriculum development	3-5	2,416	20,130
Software developed for internal use	1-5	12,594	12,150
Vehicles	5	1,406	1,458
Right-of-use assets for finance leases	2-15	5,603	215
Construction in progress	—	16,217	16,359
		447,595	408,717
Less: Accumulated depreciation and amortization		(181,357)	(194,425)
Total		$266,238	$214,292
Depreciation expense related to property and equipment was $6.5 million and $18.2 million for the three and nine months ended June 30, 2023, and $4.5 million and $12.0 million for the three and nine months ended June 30, 2022.
In March 2023, we purchased the three primary buildings and the associated land at our UTI Orlando, Florida campus which was previously leased. The purchase resulted in an increase in our buildings of $15.2 million, an increase in land of $9.0 million and the reclassification of assets from leasehold improvements to building improvements of $19.1 million.

Note 9 - Goodwill

Our goodwill balance of $28.5 million as of June 30, 2023 represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. The changes in the carrying value of goodwill are presented in the table below.

	June 30, 2023	September 30, 2022
Balance at beginning of period	$16,859	$16,859
Additions to Goodwill for acquisition of Concorde	11,600	—
Balance at end of period	$28,459	$16,859
Of the $28.5 million recorded as goodwill as of June 30, 2023, $11.6 million resulted from the acquisition of Concorde, $8.6 million relates to the acquisition of MIAT as of November 1, 2021, and $8.2 million resulted from the acquisition of our motorcycle and marine education business in Orlando, Florida in 1998. As indicated in Note 1, as a result of the Concorde Acquisition, we have two reportable segments. Prior to the three months ended December 31, 2022, all goodwill related to our Postsecondary Education reportable operating segment for UTI.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The table below summarizes the goodwill balance by reportable segment:

	June 30, 2023	September 30, 2022
UTI	$16,859	$16,859
Concorde	11,600	—
Total	$28,459	$16,859
Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Our goodwill is tested annually for impairment as of August 1 and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There were no indicators of goodwill impairment as of June 30, 2023.

Note 10 - Intangible Assets

The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of June 30, 2023:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Trademarks, trade names and other	1,942	(597)	1,345	5.34
Curriculum	1,800	(297)	1,503	4.22
Total	$20,042	$(894)	$19,148	4.75

The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that were subject to amortization as of June 30, 2022:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals - MIAT	$12,800	$—	$12,800	Indefinite
Trademarks and trade names - MIAT	3,000	—	3,000	Indefinite
Curriculum - MIAT	400	(53)	347	4.33
Non-compete agreement and trade name	442	(345)	97	2.83
Total	$16,642	$(398)	$16,244	3.99

Amortization expense for the nine months ended June 30, 2023 and 2022 was $0.5 million and $80 thousand, respectively.

As of June 30, 2023, of the $20.0 million gross carrying value of intangible assets, $5.4 million relates to the Concorde Acquisition, $14.2 million relates to the MIAT acquisition completed on November 1, 2021, and $0.4 million relates to previously recorded non-compete agreements and trade names. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets. Our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of June 30, 2023.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 11 - Leases

As of June 30, 2023, we have facility leases at 29 of our 33 campuses and three corporate office locations under non-cancelable operating or finance leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of June 30, 2023, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.

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
The components of lease expense during the three and nine months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease Expense	2023	2022	2023	2022
Operating lease expense(1)	$7,765	$4,990	$21,742	$17,724
Finance lease expense:
Amortization of leased assets	227	18	552	54
Interest on lease liabilities	88	1	210	2
Variable lease expense	2,186	1,586	6,443	4,059
Sublease income	(29)	(32)	(86)	(122)
Total net lease expense	$10,237	$6,563	$28,861	$21,717
(1)    Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three and nine months ended June 30, 2023 and 2022.

Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2023	September 30, 2022
Assets:
Operating lease assets	Right-of-use assets for operating leases(1)	$182,111	$132,038
Finance lease assets	Property and equipment, net(2)	5,073	22
Total leased assets		$187,184	$132,060

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Leases	Classification	June 30, 2023	September 30, 2022
Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion(1)	$21,290	$12,959
Finance lease liabilities	Long-term debt, current portion	823	23
Noncurrent
Operating lease liabilities	Operating lease liability(1)	170,886	129,302
Finance lease liabilities	Long-term debt	4,976	—
Total lease liabilities		$197,975	$142,284

(1)     As noted in Note 4, during the nine months ended June 30, 2023, our right-of-use assets and operating lease liability increased due to the acquisition of Concorde. This increase was partially offset in March 2023, with the purchase of the three primary buildings and associated land that we previously leased at the UTI Orlando, Florida campus, as discussed in Note 8. This purchase reduced our right-of-use assets balance by approximately $10.5 million and our leased liabilities by approximately $12.4 million.
(2)     The finance lease assets and liabilities as of June 30, 2023, consist of one facility lease and as of September 30, 2022, were made up of three equipment leases. Finance lease assets are recorded net of accumulated amortization of $0.5 million and $0.2 million as of June 30, 2023 and September 30, 2022, respectively.

Lease Term and Discount Rate	June 30, 2023	September 30, 2022
Weighted-average remaining lease term (in years):
Operating leases	8.12	8.92
Finance lease	5.58	0.33

Weighted average discount rate:
Operating leases	4.77%	3.91%
Finance lease	6.02%	3.08%

	Nine Months Ended June 30,
Supplemental Disclosure of Cash Flow and Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,094	$9,174
Financing cash flows from finance leases	499	55

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities (1)	$4,857	$7,899
(1) Excludes the operating leases recorded for the Concorde and MIAT acquisitions discussed in Note 4. During the three months ended June 30, 2023, Concorde renewed the campus lease for their Orlando, Florida campus and signed a new lease for a smaller corporate office in Kansas City, Kansas.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Maturities of lease liabilities were as follows:

	As of June 30, 2023
Years ending September 30,	Operating Leases	Finance Lease
Remainder of 2023	$4,933	$284
2024	31,228	1,159
2025	30,584	1,193
2026	29,533	1,229
2027	27,994	1,266
2028 and thereafter	107,106	1,743
Total lease payments	231,378	6,874
Less: interest	(39,202)	(1,075)
Present value of lease liabilities	192,176	5,799
Less: current lease liabilities	(21,290)	(823)
Long-term lease liabilities	$170,886	$4,976

Note 12 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2023	September 30, 2022
Accounts payable	$13,619	$21,746
Accrued compensation and benefits	32,180	28,430
Other accrued expenses	14,783	13,328
Accrued tool sets	4,316	3,176
Total accounts payable and accrued expenses	$64,898	$66,680

Note 13 - Debt

	June 30, 2023			September 30, 2022
	Interest Rate	Maturity Date	Carrying Value of Debt(6)	Carrying Value of Debt(6)
Revolving Credit Facility(1)	7.41%	Nov 2025	$90,000	$—
Avondale Term Loan(2)	7.21%	May 2028	29,464	30,083
Lisle Term Loan(3)	7.16%	Apr 2029	37,937	38,000
Finance lease(4)	6.02%	Various	5,799	23
Total debt			163,200	68,106
Debt issuance costs presented with debt (5)			(497)	(568)
Total debt, net			162,703	67,538
Less: current portion of long-term debt			(2,478)	(1,115)
Long-term debt			$160,225	$66,423
(1)     Interest on the Revolving Credit Facility (as defined below) accrues at annual rate equal to Term SOFR plus a margin of 2.0% and a lender specific spread of 0.15%.
(2)    Interest on the Avondale Term Loan (as defined below) accrues at annual rate equal to Term SOFR plus 2.0% and a tranche adjustment of 0.046%.
(3)    Interest on the Lisle Term Loan (as defined below) accrues at annual rate equal to Term SOFR plus 2.0%.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
(4)    The finance lease is related to a facility lease with an annual interest rate of 6.02% that matures in 2029. See Note 11 for additional details on our finance lease.
(5)    The unamortized debt issuance costs as of June 30, 2023 relate to the Avondale Term Loan and the Lisle Term Loan.
(6)    The Credit Facility, Term Loans and finance leases bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

Revolving Credit Facility

On November 18, 2022, we entered into a $100.0 million senior secured revolving credit facility with Fifth Third Bank, a national banking association (the “Credit Facility” or “Revolving Credit Facility”), which includes a $20.0 million sub facility that is available for letters of credit. The Credit Facility has a term of three years, unless earlier terminated pursuant to the terms and conditions set forth in the credit agreement.

This agreement provides that borrowings under the Credit Facility will amortize on an interest-only basis during its term with principal able to be borrowed, re-paid and re-borrowed throughout the term of the Credit Facility and with the outstanding principal due and payable at maturity. Advances made under the Credit Facility bear interest at a floating rate equal to, at our option, either (a) a variable rate equal to the greater of: (i) 3.50%, or (ii) the rate that the lender publicly announces, publishes or designates from time to time as its index rate or prime rate, or any successor rate thereto, in effect at its principal office, or (b) a variable rate equal to the greater of (i) 0%, or (ii) Term SOFR relating to quotations for one (1) or three (3) months, as selected by us or as otherwise set pursuant to the terms of the credit agreement, as applicable, plus, in the case of any Term SOFR loan, an adjustment equal to 0.10% if the interest period is one (1) month and 0.15% if the interest period is three (3) months. Interest in the case of tranche rate loans will be increased by an applicable margin that varies from 1.75% up to 2.25% based on our then-current total leverage ratio. In executing the Credit Facility, we incurred $0.5 million in debt issuance costs which have been recorded in “Other assets” on the condensed consolidated balance sheets as of June 30, 2023. On November 28, 2022, we drew $90.0 million from the Credit Facility in support of the closing of the Concorde Acquisition at an interest rate of 6.54%. In December 2022, a $1.8 million letter of credit was issued on the Credit Facility. The remaining availability under the Credit Facility as of June 30, 2023 was $8.2 million.

We are also subject to certain customary affirmative and negative covenants under the credit agreement, including financial covenants such as total leverage ratio, a fixed charge coverage ratio, and a quick ratio. In addition, we are required to maintain a financial responsibility composite score of at least 1.4 as of the end of the fiscal year ending September 30, 2023 and of at least 1.5 as of the end of any fiscal year thereafter. Lastly, we are subject to a “clean off” provision, under which the amount outstanding on the Credit Facility will not exceed $20.0 million for a single 30 consecutive day period from our initial draw and ending on December 31, 2024. As of June 30, 2023, we were in compliance with all covenants under our Credit Facility.

Avondale Term Loan

In connection with the Avondale, Arizona building purchase in December 2020, we entered into a credit agreement with Fifth Third Bank, national banking association (the “Avondale Lender”) on May 12, 2021 in the maximum principal amount of $31.2 million with a maturity of seven years (the “Avondale Term Loan”). Originally, the Avondale Term Loan bore interest at the rate of LIBOR plus 2.0%. On April 3, 2023, we executed an amendment for our Avondale Term Loan to convert the stated rate from LIBOR to SOFR. As of April 3, 2023, the Avondale Term Loan bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046%.

Principal and interest payments are due monthly. The Avondale Term Loan is secured by a first priority lien on our Avondale, Arizona property, including all land and improvements. Additionally, we entered into an interest rate swap agreement with the Avondale Lender. See Note 14 below for further discussion on the interest rate swap.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Lisle Term Loan

On April 14, 2022, our consolidated subsidiary, 2611 Corporate West Drive Venture LLC (the “Borrower”), entered into a new Loan Agreement (“Lisle Loan Agreement”) with Valley National Bank (the “Lisle Lender”), to fund the acquisition and retire the prior loan agreement with Western Alliance bank, via a term loan in the original principal amount of $38.0 million with a maturity of seven years (the “Lisle Term Loan”). The Lisle Term Loan bears interest at a rate of one-month Term SOFR plus 2.0%. The Lisle Term Loan is secured by a mortgage on the Lisle, Illinois campus and is guaranteed by the Company. In connection with the Lisle Term Loan, we entered into an interest rate swap agreement. See Note 14 below for further discussion on the interest rate swap.

Debt Covenants for our Term Loans

We are subject to certain customary affirmative and negative covenants in connection with our term loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and a debt service coverage ratio covenant. Events of default under the Avondale Term Loan and the Lisle Term Loan include, among others, the failure to make payments when due, breach of covenants, and breach of representations or warranties. For further discussion of our debt covenants, see Note 15 on “Debt” included in our 2022 Annual Report on Form 10-K. As of June 30, 2023, we were in compliance with all term loan debt covenants.

Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2023 and for each year through the period ended September 30, 2027, and thereafter were as follows at June 30, 2023:

Maturity	Revolving Credit Facility & Term Loans	Finance Lease	Total
Remainder of 2023	$409	$198	$607
2024	1,672	844	2,516
2025	71,763	932	72,695
2026	21,836	1,027	22,863
2027	1,909	1,128	3,037
Thereafter	59,812	1,670	61,482
Subtotal	157,401	5,799	163,200
Debt issuance costs presented with debt	(497)	—	(497)
Total	$156,904	$5,799	$162,703

Note 14 - Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset these underlying market risks.

On May 12, 2021, in connection with the Avondale Term Loan discussed in Note 13, we entered into an interest rate swap agreement with the Avondale Lender that effectively fixes the interest rate on 50% of the principal amount of the Avondale Term Loan at 3.50% for the entire loan term, or seven years (the “Avondale Swap”). On May 12, 2021, the Avondale Swap was designated as an effective cash flow hedge for accounting and tax purposes. As discussed in Note 13, on March 31, 2023, we terminated our existing interest rate swap and entered into a new interest rate swap agreement, effective April 3, 2023, with the Avondale Lender that effectively fixes the interest rate we pay on 50% of the principal amount of the Avondale Term Loan at 3.45% for the entire loan term. Further, the floating rate we receive under this new swap has been converted to one month Term SOFR, versus one month LIBOR under the previous swap. In executing the amendment, we adopted several

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
of the practical expedients allowed under ASU 2020-04, including updating the designated hedged risk in our outstanding cash flow hedging relationship to match the risk presented in the modified interest payments and to continue our hedging relationship that falls within the scope of ASU 2020-04. The adoption of the new guidance in ASU 2020-04 did not have a material impact on our condensed consolidated financial statements and the Avondale Swap is still designated as an effective cash flow hedge for accounting and tax purposes.

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

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of June 30, 2023, we estimate that $1.0 million will be reclassified to “Interest expense” within the next twelve months. As of June 30, 2023, the notional amount of the Avondale Swap and Lisle Swap was approximately $14.7 million and $19.0 million, respectively.

Fair Value of Derivative Instruments

The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheets as of June 30, 2023 and September 30, 2022:

Interest Rate Swaps	June 30, 2023	September 30, 2022
Other current assets	$943	$632
Other assets	1,555	2,067
Total fair value of assets designated as hedging instruments	$2,498	$2,699

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations and Accumulated Other Comprehensive Income

The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the condensed consolidated statement of operations and “Accumulated other comprehensive income” for the three and nine months ended June 30, 2023 and 2022:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended June 30, 2023
Avondale Swap and Lisle Swap	$(926)	$(242)

	Nine Months Ended June 30, 2023
Avondale Swap and Lisle Swap	$(368)	$(569)

	Three Months Ended June 30, 2022
Avondale Swap	$349	$(86)

	Nine Months Ended June 30, 2022
Avondale Swap	$1,277	$(193)

Note 15 - Income Taxes

Our income tax benefit for the three months ended June 30, 2023 was $0.1 million, or 11.2% of pre-tax loss, compared to an income tax expense of $0.3 million, or 28.5% of pre-tax income, for the three months ended June 30, 2022. For the nine months ended June 30, 2023, our income tax expense was $3.2 million, or 36.5% of pre-tax income, compared to an income tax benefit of $5.6 million, or 32.2% of pre-tax income, for the nine months ended June 30, 2022. The effective income tax rate for the three and nine months ended June 30, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes. The effective income tax rate for the three and nine months ended June 30, 2022 differed from the federal statutory rate of 21% primarily as a result of the release of a significant portion of the valuation allowance (as discussed further below), offset by current state tax expenses.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the three months ended March 31, 2022, based in part on our sustained positive earnings in recent quarters, we determined that there was sufficient evidence to meet the more likely than not realizability threshold and support the reversal of a majority of the previously recorded valuation allowance against our deferred tax assets. The release of the valuation allowance resulted in the recognition of certain deferred tax assets on the condensed consolidated balance sheets and a non-cash tax benefit recorded in the condensed consolidated statement of operations for the period. As of June 30, 2023, we continued to maintain a valuation allowance related to certain federal and state attributes which are not expected to be utilized prior to expiration.

Note 16 - Commitments and Contingencies

Snap-on Tools Product Support Agreement

In February 2023, UTI entered into a new agreement with Snap-on Industrial (“Snap-on Tools”), as a result of the expiration of the previous agreement, that allows UTI to purchase promotional tool kits for its students at a discount from the list price (see below paragraph). In addition, UTI earns credits that are redeemable for Snap-on Tools equipment that is utilized in UTI

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
training programs. Credits are earned on UTI’s purchases as well as purchases made by students enrolled in the UTI programs. As part of the agreement, UTI has agreed to grant Snap-on Tools exclusive access to its campuses, to display advertising and primarily use their tools to train UTI students. Additionally, per the new agreement, UTI receives a quarterly product donation allowance towards the purchase of tools and equipment which are to be utilized in the UTI training programs at its campuses. The credits and allowances under this agreement may be redeemed in multiple ways. This agreement will expire in December 2027. A net prepaid expense with Snap-on Tools has resulted from an excess of credits earned over credits used of $2.3 million and $4.0 million as of June 30, 2023 and September 30, 2022, respectively, which is included in “Other current assets” in the condensed consolidated balance sheets.

UTI students are provided a Career Starter Tool Set Voucher which can be redeemed for a tool set near graduation. The cost of the tool sets, net of the discount, is accrued during the time period in which the UTI students begin attending school until they have progressed to the point that the promotional tool set vouchers are provided. The condensed consolidated balance sheets include a liability in “Accounts payable and accrued expenses” for the tool sets that are expected to be redeemed of $4.3 million and $3.2 million as of June 30, 2023 and September 30, 2022, respectively. Additionally, UTI’s liability to Snap-on Tools for vouchers redeemed by students was $0.4 million and $2.3 million as of June 30, 2023 and September 30, 2022, respectively, and is included in “Accounts payable and accrued expenses” in the condensed consolidated balance sheets.

Surety Bonds

Each of our campuses must be authorized by the applicable state education agency in the state in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of June 30, 2023 and September 30, 2022, the total face amount of these surety bonds was approximately $21.9 million and $20.5 million, respectively. The Concorde Acquisition contributed $4.6 million to the face value outstanding as of June 30, 2023.

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

Preferred Stock

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.0001 par value each. As of June 30, 2023 and

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
September 30, 2022, 675,885 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding, respectively. The liquidation preference associated with the Series A Preferred Stock was $100 per share at June 30, 2023 and September 30, 2022.

Pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock, we may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividends”). If we do not pay Cash Dividends, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividends rate then in effect plus 2.0% per year. Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year and begin to accrue on the first day of the applicable dividend period. Approximately $1.3 million of Cash Dividends were accrued as of June 30, 2023.

Share Repurchase Program

On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We have not repurchased any shares under the share repurchase program, including during the nine months ended June 30, 2023 or 2022.

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

Diluted EPS is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net income and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. The basic and diluted weighted average shares outstanding are the same for the three months ended June 30, 2023 and 2022, as a result of the net loss available to common shareholders and anti-dilutive impact of the potentially dilutive securities.

The following table summarizes the computation of basic and diluted EPS under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic earnings per common share:
Net (loss) income	$(509)	$843	$5,619	$23,019
Less: Preferred stock dividend declared	(1,263)	(1,296)	(3,791)	(3,913)
Net (loss) income available for distribution	(1,772)	(453)	1,828	19,106
Income allocated to participating securities	—	—	(684)	(7,272)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net (loss) income available to common shareholders	$(1,772)	$(453)	$1,144	$11,834

Weighted average basic shares outstanding	34,067	33,257	33,956	33,032

Basic (loss) income per common share	$(0.05)	$(0.01)	$0.03	$0.36

Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class	Two-class
Net (loss) income available to common shareholders	$(1,772)	$(453)	$1,144	$11,834

Weighted average basic shares outstanding	34,067	33,257	33,956	33,032
Dilutive effect related to employee stock plans	—	—	446	518
Weighted average diluted shares outstanding	34,067	33,257	34,402	33,550

Diluted income per common share	$(0.05)	$(0.01)	$0.03	$0.35

Anti-dilutive shares excluded:
Outstanding stock-based grants	522	624	562	6
Convertible preferred stock	20,297	20,297	20,297	20,297
Total anti-dilutive shares excluded	20,819	20,921	20,859	20,303

Dilutive shares under the as-converted method (1)	54,857	54,174	54,699	53,847
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

UTI: UTI operates 16 campuses located in 9 states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs under brands such as Universal Technical Institute, Motorcycle Mechanics Institute, Marine Mechanics Institute, NASCAR Technical Institute, and MIAT. UTI also offers manufacturer specific advanced training programs, which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers.

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

Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended June 30, 2023
Revenues	$100,852	$52,434	$—	$153,286
Income (loss) from operations	8,136	1,941	(9,414)	663
Depreciation and amortization	5,121	1,531	3	6,655
Net income (loss)	6,795	2,028	(9,332)	(509)

Three Months Ended June 30, 2022
Revenues	$100,966	$—	$—	$100,966
Income (loss) from operations	11,389	—	(9,435)	1,954
Depreciation and amortization	4,545	—	16	4,561
Net income (loss)	10,859	—	(10,016)	843

Nine Months Ended June 30, 2023
Revenues	$313,985	$123,125	$—	$437,110
Income (loss) from operations	37,753	7,404	(34,097)	11,060
Depreciation and amortization	14,990	3,637	22	18,649
Net income (loss)	34,755	7,531	(36,667)	5,619

Nine Months Ended June 30, 2022
Revenues	$308,127	$—	$—	$308,127
Income (loss) from operations	50,130	—	(31,221)	18,909
Depreciation and amortization	12,077	—	47	12,124
Net income (loss)	48,950	—	(25,931)	23,019

As of June 30, 2023
Total assets	$443,085	$134,935	$128,716	$706,736

As of September 30, 2022
Total assets	$436,917	$—	$115,994	$552,911

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

All UTI institutions and the Concorde Career Colleges, Kansas City institution are authorized to participate in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories of the United States of America that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. SARA is overseen by a national council and administered by four regional education compacts. Forty-nine states (all but California), the District of Columbia, Puerto Rico and the U.S. Virgin Islands have joined SARA. Each of our institutions holds either the state or SARA authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities.

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

•Title IV Program Rulemaking. ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships. ED has recently undertaken, or proposed to undertake, rulemakings on the following topics:
◦Between October and December 2021, ED held three rounds of negotiations as part of the Affordability and Student Loans rulemaking. The negotiators considered nine issue areas, including the borrower defense to repayment rule, closed school loan discharges and loan repayment plans. Second, between January and March of 2022, ED held three rounds of negotiations as part of the Institutional and Programmatic Eligibility rulemaking. The negotiators considered seven issue areas, including standards of administrative capability, factors of financial responsibility, gainful employment, change of ownership and control, ability to benefit, certification procedures, and the 90/10 rule. On October 28, 2022, ED published a final rule amending regulations governing Pell Grants for prison education programs, the 90/10 rule, and changes in ownership and control, effective July 1, 2023. On November 1, 2022, ED published a final rule governing borrower defense to repayment rule, closed school loan discharges, pre-dispute arbitration and class action waiver clauses, interest capitalization on Federal student loans, Public Student Loan Forgiveness, total and permanent disability discharges, and false certification discharges, also effective July 1, 2023.
◦On May 19, 2023, ED published a Notice of Proposed Rulemaking covering the following topics: financial value transparency and gainful employment, financial responsibility, administrative capability, certification procedures, and ability to benefit. The comment period for this proposed rule ended on June 20, 2023. The regulated community is awaiting the final rule.
◦In Fall 2023, ED is planning to convene another round of negotiated rulemaking. Potential topics for this rulemaking session include: accreditation and related issues; institutional eligibility, including State authorization; third-party servicers and related issues; distance learning; return of Title IV funds; cash management; the use of deferments and forbearances, and Federal TRIO programs.
•Non-Discrimination Rulemakings. On July 12, 2022, ED published a proposed rule to amend the regulations implementing Title IX of the Education Amendments of 1972 (“Title IX”). The regulated community is awaiting a final Title IX rule. ED also has indicated that it will be proposing a rule to amend regulations related to nondiscrimination on the basis of disability in the Summer of 2023.

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

Company Overview

Universal Technical Institute, Inc., which together with its subsidiaries is referred to as the “Company,” “we,” “us” or “our,” was founded in 1965 and is a leading workforce solutions provider of transportation, skilled trades and healthcare education programs, whose mission is to serve students, partners, and communities by providing quality education and support services for in-demand careers across a number of highly-skilled fields. We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs.

Concord Career Colleges Acquisition

On December 1, 2022, we completed the acquisition contemplated by the previously announced Stock Purchase Agreement (the “Purchase Agreement”), dated May 3, 2022, by and among the Company, Concorde Career Colleges, Inc., a Delaware corporation (“Concorde”); Liberty Partners Holdings 28, L.L.C., a Delaware limited liability company, and Liberty Investment IIC, LLC, a Delaware limited liability company (each a “Seller,” and collectively, the “Sellers”); and Liberty Partners L.P., a Delaware limited partnership, in its capacity as a representative of the Sellers. Under the terms of the Purchase Agreement, we acquired of all of the issued and outstanding shares of capital stock of Concorde for a base purchase price of $50.0 million, less $1.9 million in net adjustments including the post-closing working capital adjustment, for total cash consideration paid of $48.1 million. See the “Liquidity and Capital Resources” section of this MD&A for a discussion on the financing used to fund the acquisition. The risks and uncertainties related to the acquisition are described in Item 1A. “Risk Factors” of our 2022 Annual Report on Form 10-K for the fiscal year ended September 30, 2022. See Note 4 of the notes to the condensed consolidated financial statements herein for additional details.

In conjunction with the Concorde acquisition on December 1, 2022, we redefined our reporting structure into two reportable segments as follows:

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

All of our campuses are accredited and are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended, commonly referred to as Title IV Programs, which are administered by the U.S. Department of

Education. Our programs are also eligible for financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs and under the Workforce Innovation and Opportunity Act.

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

Overview of the Three and Nine Months Ended June 30, 2023

Student Metrics

	Three Months Ended			Nine Months Ended
	June 30,		%	June 30,		%
	2023	2022	Change	2023	2022	Change
UTI
Total new student starts	3,333	3,166	5.3%	7,681	7,409	3.7%
Average undergraduate full-time active students	11,544	12,025	(4.0)%	12,524	12,881	(2.8)%
End of period undergraduate full-time active students	11,908	12,077	(1.4)%	11,908	12,077	(1.4)%
Concorde(1)
Total new student starts	1,967	—	100.0%	4,540	—	100.0%
Average undergraduate full-time active students	7,050	—	100.0%	7,536	—	100.0%
End of period undergraduate full-time active students	6,581	—	100.0%	6,581	—	100.0%
Consolidated
Total new student starts	5,300	3,166	67.4%	12,221	7,409	64.9%
Average undergraduate full-time active students	18,594	12,025	54.6%	20,060	12,881	55.7%
End of period undergraduate full-time active students	18,489	12,077	53.1%	18,489	12,077	53.1%
(1)     Student data for Concorde presented in the nine months ended June 30, 2023 column represents the period of UTI’s ownership, or December 1, 2022 through June 30, 2023.

For three months ended June 30, 2023, the increase in UTI new student starts was primarily due to the opening of two new campuses in May and August of 2022 and improved demand at a majority of the remaining UTI campuses. For nine months ended June 30, 2023, the increase in UTI new student starts was primarily due to the opening of two new campuses in May and August of 2022. The decrease in the UTI average undergraduate full-time active students and end of period undergraduate full-time active students was due to the decline in student starts, excluding the new campuses and MIAT campuses, over the past several quarters. On a consolidated basis, the acquisition of Concorde increased our new student starts and our average and end of period undergraduate full-time active students.

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

Operations

Revenues for the three months ended June 30, 2023 were $153.3 million, an increase of $52.3 million, or 51.8%, from the comparable period in the prior year. Excluding Concorde, which contributed $52.4 million of revenue during the three months ended June 30, 2023, UTI revenues were roughly flat when compared to the prior year, driven primarily by lower average full time undergraduate active students, and offset by the two new campuses opened in fiscal 2022 along with an overall increase in average revenue per student.
Revenues for the nine months ended June 30, 2023 were $437.1 million, an increase of 41.9% or $129.0 million, from the comparable period in the prior year. Excluding Concorde, which contributed $123.1 million of revenue during the nine months ended June 30, 2023, UTI revenues increased by 1.9% when compared to the prior year due primarily to the two new campuses opened in fiscal 2022 along with an overall increase in average revenue per student, partially offset by lower average full time undergraduate active students.
We had income from operations of $0.7 million and $11.1 million during the three and nine months ended June 30, 2023, compared to income from operations of $2.0 million and $18.9 million during the three and nine months ended June 30, 2022. The decrease for both periods in our income from operations was primarily driven by increased costs associated with our new campuses and program rollouts and both ongoing and one-time costs associated with our growth and diversification strategy. Additionally, productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on efficiency opportunities throughout our cost structure, while improving and investing in the overall student experience.
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

During the nine months ended June 30, 2023, we executed the following as part of our growth and diversification strategy:
•As part of our growth and diversification strategy, we have obtained full regulatory approval for nearly all of the 15 new programs across our campus footprint, including Aviation, HVACR, Robotics, Industrial Maintenance and Wind Energy Technician training to UTI and NASCAR Tech branded campuses, and initiated efforts to add Auto and Diesel Essentials to the MIAT Canton, Michigan campus. In July 2023 we started the following programs: Aviation at the UTI Avondale, Arizona campus; HVACR at the UTI Austin, Texas campus; Wind Energy Technician training at the UTI Rancho Cucamonga, California campus; and Welding at the UTI Sacramento, California campus. Additional program launches are expected throughout the fourth quarter of 2023 and into fiscal 2024.
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

Results of Operations: Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,
	2023	2022
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	57.7%	52.7%
Selling, general and administrative	41.9%	45.4%
Total operating expenses	99.6%	98.1%
Income from operations	0.4%	1.9%
Interest income	1.1%	0.1%
Interest expense	(1.9)%	(0.5)%
Other income (expense), net	0.1%	(0.3)%
Total other expense, net	(0.7)%	(0.7)%
(Loss) income before income taxes	(0.4)%	1.2%
Income tax benefit (expense)	—%	(0.3)%
Net (loss) income	(0.3)%	0.8%
Preferred stock dividends	(0.8)%	(1.3)%
Loss available for distribution	(1.2)%	(0.4)%
Income allocated to participating securities	—%	—%
Net loss available to common shareholders	(1.2)%	(0.4)%
Revenues

The following table presents revenue by segment (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$100,852	$52,434	$153,286	$100,966	$—	$100,966
Year over Year % Change	(0.1)%	100.0%	51.8%

Revenues for the three months ended June 30, 2023 were $153.3 million, an increase of $52.3 million, or 51.8%, as compared to revenues of $101.0 million for the three months ended June 30, 2022.

UTI

Revenues for UTI for the three months ended June 30, 2023 were $100.9 million, roughly flat compared to the prior year period. Revenue decreased primarily due to a 4.0% decrease in average students during the quarter. The decrease was offset by the addition of two new campuses in fiscal 2022 and increased revenue per student.

Concorde

Revenues for Concorde for the three months ended June 30, 2023 were $52.4 million. During the quarter, we had student starts of 1,967. This is a decrease from the prior quarter but was primarily a result of timing of program starts.

Educational services and facilities expenses

Educational services and facilities expenses were $88.4 million for the three months ended June 30, 2023, which represents an increase of $35.2 million as compared to $53.2 million for the three months ended June 30, 2022, which is primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our growth and diversification strategy.

The following table sets forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Three Months Ended June 30, 2023
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$28,216	$20,951	$49,167
Bonus expense	(227)	—	(227)
Stock-based compensation	15	—	15
Compensation and related costs	28,004	20,951	48,955
Occupancy costs	7,211	5,520	12,731
Depreciation and amortization expense	4,795	1,314	6,109
Supplies, maintenance and student expense	7,511	4,082	11,593
Contract services expense	874	138	1,012
Other educational services and facilities expense	5,793	2,184	7,977
Total educational services and facilities expense	$54,188	$34,189	$88,377

	Three Months Ended June 30, 2022
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$26,926	$—	$26,926
Bonus expense	763	—	763
Stock-based compensation	68	—	68
Compensation and related costs	27,757	—	27,757
Occupancy costs	8,774	—	8,774
Depreciation and amortization expense	4,285	—	4,285
Supplies, maintenance and student expense	5,216	—	5,216
Contract services expense	1,593	—	1,593
Other educational services and facilities expense	5,591	—	5,591
Total educational services and facilities expense	$53,216	$—	$53,216

UTI

Compensation and related costs increased by $0.2 million for the three months ended June 30, 2023 primarily due to increased instructor salaries related to the opening of two new campuses in fiscal 2022 and new program expansions in fiscal 2022 and 2023, offset by adjustments to accrued bonuses and stock-based compensation expense for expected achievement against performance targets.

Occupancy costs decreased by $1.6 million for the three months ended June 30, 2023. The decrease was primarily due to the purchase of the three primary buildings at our Orlando, Florida campus in March 2023 and the consolidation of the MMI and UTI campuses in Arizona into a single site during fiscal 2022.

Depreciation expense increased by $0.5 million for the three months ended June 30, 2023 primarily due to purchasing the three primary buildings at the Orlando, Florida campus along with the capital expenditures related to construction and new equipment costs for the new campuses and program expansions during fiscal 2023 and 2022.

Supplies, maintenance and student expense increased by $2.3 million primarily due to the increased cost of student housing of $2.1 million in support of relocation students.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 were $64.2 million. This represents an increase of $18.5 million, as compared to $45.8 million for the three months ended June 30, 2022, which is primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our growth and diversification strategy.

The following table sets forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Three Months Ended June 30, 2023
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$17,603	$6,202	$4,442	$28,247
Bonus expense	1,547	1,184	690	3,421
Stock-based compensation	265	—	253	518
Compensation and related costs	19,415	7,386	5,385	32,186
Advertising and marketing expense	13,346	5,790	—	19,136
Professional and contract services expense	2,077	230	1,854	4,161
Other selling, general and administrative expenses	3,689	2,898	2,176	8,763
Total selling, general and administrative expenses	$38,527	$16,304	$9,415	$64,246

	Three Months Ended June 30, 2022
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$13,870	$—	$4,411	$18,281
Bonus expense	2,515	—	840	3,355
Stock-based compensation	185	—	780	965
Compensation and related costs	16,570	—	6,031	22,601
Advertising and marketing expense	13,925	—	—	13,925
Professional and contract services expense	1,151	—	1,935	3,086
Other selling, general and administrative expenses	4,715	—	1,469	6,184
Total selling, general and administrative expenses	$36,361	$—	$9,435	$45,796

UTI

Compensation and related costs increased by $2.8 million for the three months ended June 30, 2023 primarily due to an increase in headcount to support growth and diversification initiatives as compared to the prior year, partially offset by adjustments to accrued bonuses and stock-based compensation expense due to expected achievement against performance targets.

Advertising and marketing expense decreased by $0.6 million for the three months ended June 30, 2023, primarily due to timing of spend. We continue to target cost-efficient marketing with an increased focus on digital media. UTI advertising and marketing expense as a percentage of revenues decreased to 13.2% for the three months ended June 30, 2023 as compared to 13.8% in the prior year.

Professional and contract services expense increased by $0.9 million, primarily due to one-time costs incurred related to growth and diversification initiatives.

Other selling, general and administrative costs decreased by $1.0 million for the three months ended June 30, 2023, primarily due to a reduction of bad debt expense of $0.6 million.

Concorde

Selling, general and administrative expenses for Concorde for the three months ended June 30, 2023 were $16.3 million. Concorde advertising and marketing expense as a percentage of revenues for the three months ended June 30, 2023 was 11.0%.

Corporate

Selling, general and administrative expenses for Corporate remained flat for the three months ended June 30, 2023. Accrued bonuses and stock-based compensation expense decreased for expected achievement against performance targets. Other selling, general and administrative expenses increased due to integration costs of $0.7 million and increased software cost of $0.2 million.

Income taxes

Income tax benefit for the three months ended June 30, 2023 was $0.1 million, or 11.2% of pre-tax loss, compared to an income tax expense of $0.3 million, or 28.5% of pre-tax income, for the three months ended June 30, 2022. The effective income tax rate for the three months ended June 30, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes. The effective income tax rate for the three months ended June 30, 2022 differed from the federal statutory rate of 21% primarily as a result of the release of a significant portion of the valuation allowance offset by current state tax expenses. See Note 15 of the notes to the condensed consolidated financial statements herein for additional details.

Preferred stock dividends

As of June 30, 2023 and 2022, 675,885 shares of Series A Convertible Preferred Stock were issued and outstanding. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we recorded a preferred stock cash dividend of $1.3 million for the three months ended June 30, 2023 and 2022, respectively.

Income (loss) available for distribution

Income (loss) available for distribution refers to net income (loss) reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported a loss available for distribution of $1.8 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively.

Income allocated to participating securities

Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. For the three months ended June 30, 2023 and 2022, we were in a loss position and had no income allocated to participating securities.
Net income (loss) available to common shareholders

We had $1.8 million and $0.5 million of net loss available to common shareholders for the three months ended June 30, 2023 and 2022, respectively.

Results of Operations: Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Nine Months Ended June 30,
	2023	2022
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	54.2%	48.8%
Selling, general and administrative	43.3%	45.1%
Total operating expenses	97.5%	93.9%
Income from operations	2.5%	6.1%
Interest income	1.0%	—%
Interest expense	(1.6)%	(0.4)%
Other income (expense), net	0.1%	(0.1)%
Total other (expense), net	(0.5)%	(0.5)%
Income before income taxes	2.0%	5.7%
Income tax (expense) benefit	(0.7)%	1.8%
Net income	1.3%	7.5%
Preferred stock dividends	(0.9)%	(1.3)%
Income available for distribution	0.4%	6.2%
Income allocated to participating securities	(0.2)%	(2.4)%
Net income available to common shareholders	0.3%	3.8%

Revenues

The following table presents revenue by segment (in thousands):

	Nine Months Ended June 30, 2023			Nine Months Ended June 30, 2022
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$313,985	$123,125	$437,110	$308,127	$—	$308,127
Year over Year % Change	1.9%	100.0%	41.9%

Revenues for the nine months ended June 30, 2023 were $437.1 million, an increase of $129.0 million, or 41.9%, as compared to revenues of $308.1 million for the nine months ended June 30, 2022.

UTI

Revenues for UTI for the nine months ended June 30, 2023 were $314.0 million. an increase of 1.9% versus the prior period. Revenue increased primarily due to the addition of two new campuses in fiscal 2022, and an overall increase in average revenue per student. This was partially offset by a 2.8% decrease in overall average undergraduate full-time active students due to lower student starts across many campuses over the last several quarters.

Concorde

Revenues for Concorde, which represent seven months as Concorde was acquired on December 1, 2022, were $123.1 million. Concorde programs are offered year round, however, there can be fluctuations in the student population due to the timing and size of class starts which are dictated by the accrediting bodies governing the clinical and core programs.

Educational services and facilities expenses

Educational services and facilities expenses were $236.7 million for the nine months ended June 30, 2023, which represents an increase of $86.4 million as compared to $150.3 million for the nine months ended June 30, 2022, which is primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our growth and diversification strategy.

The following table sets forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Nine Months Ended June 30, 2023
	UTI	Concorde	Consolidated
Salaries, employee benefit and tax expenses	$84,197	$47,206	$131,403
Bonus expense	1,081	—	1,081
Stock-based compensation	195	—	195
Compensation and related costs	85,473	47,206	132,679
Occupancy costs	22,837	12,876	35,713
Depreciation and amortization expense	13,975	3,264	17,239
Supplies and maintenance and student expense	17,158	9,097	26,255
Contract services expense	2,951	313	3,264
Other educational services and facilities expense	15,992	5,573	21,565
Total educational services and facilities expense	$158,386	$78,329	$236,715

	Nine Months Ended June 30, 2022
	UTI	Concorde	Consolidated
Salaries, employee benefit and tax expenses	$77,423	$—	$77,423
Bonus expense	1,878	—	1,878
Stock-based compensation	169	—	169
Compensation and related costs	79,470	—	79,470
Occupancy costs	27,258	—	27,258
Depreciation and amortization expense	11,264	—	11,264
Supplies, maintenance and student expense	14,180	—	14,180
Contract services expense	3,736	—	3,736
Other educational services and facilities expense	14,418	—	14,418
Total educational services and facilities expense	$150,326	$—	$150,326
UTI

Compensation and related costs increased by $6.0 million for the nine months ended June 30, 2023 primarily due to increased instructor salaries related to the opening of two new campuses in fiscal 2022 and new program expansions in fiscal 2022 and 2023, offset by adjustments to accrued bonuses for expected achievement against performance targets.

Occupancy costs decreased by $4.4 million for the nine months ended June 30, 2023. The decrease was primarily due to purchasing the Lisle, Illinois campus in February 2022 and the three primary buildings at our Orlando, Florida campus in March 2023, as well as the consolidation of the MMI and UTI campuses in both Arizona and Florida into single sites during fiscal 2022.

Supplies, maintenance and student expense increased by $3.0 million primarily due to the increased cost of student housing of $2.1 million in support of relocation students.

Other educational services and facilities expense increased by $1.6 million during the nine months ended June 30, 2023. The increase was primarily due to a gain of $1.6 million in the prior year period as a result of the settlement of the Lisle, Illinois campus lease.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended June 30, 2023 were $189.3 million. This represents an increase of $50.4 million, as compared to $138.9 million for the nine months ended June 30, 2022, which is primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our growth and diversification strategy.

The following table sets forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Nine Months Ended June 30, 2023
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefit and tax expense	$49,943	$14,926	$14,707	$79,576
Bonus expense	7,773	1,852	2,808	12,433
Stock-based compensation	981	—	2,639	3,620
Compensation and related costs	58,697	16,778	20,154	95,629
Advertising and marketing expense	40,874	13,572	—	54,446
Professional and Contract services expense	5,983	327	7,080	13,390
Other selling, general and administrative expenses	12,292	6,715	6,863	25,870
Total selling, general and administrative expenses	$117,846	$37,392	$34,097	$189,335

	Nine Months Ended June 30, 2022
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefit and tax expense	$41,841	$—	$13,712	$55,553
Bonus expense	8,153	—	2,952	11,105
Stock-based compensation	458	—	2,721	3,179
Compensation and related costs	50,452	—	19,385	69,837
Advertising and marketing expense	40,353	—	—	40,353
Professional and Contract services expense	2,939	—	7,935	10,874
Other selling, general and administrative expenses	13,927	—	3,901	17,828
Total selling, general and administrative expenses	$107,671	$—	$31,221	$138,892
UTI

Compensation and related costs increased by $8.2 million for the nine months ended June 30, 2023 primarily due to an increase in headcount to support our growth and diversification initiatives as compared to the prior year.

Advertising and marketing expense increased by $0.5 million for the nine months ended June 30, 2023, primarily due to timing of spend along with incremental investment to support our growth objectives. We continue to target cost-efficient marketing with an increased focus on digital media. Advertising and marketing expense as a percentage of revenues decreased slightly to 13.0% for the nine months ended June 30, 2023 as compared to 13.1% in the prior year.

Professional and contract services expense increased by $3.0 million primarily due to one-time costs incurred related to our growth and diversification initiatives.

Other selling, general and administrative expenses decreased by $1.6 million primarily due to a decrease in bad debt expense.

Concorde

Selling, general and administrative expenses for Concorde for the seven months ended June 30, 2023, were $37.4 million. Concorde advertising and marketing expense as a percentage of revenue for the nine months ended June 30, 2023 was 11.0%.

Corporate

Selling, general and administrative expenses for Corporate increased by $2.9 million for the nine months ended June 30, 2023. This was primarily due to an increase in other selling, general and administrative costs which increased by $3.0 million due to increased integration costs of $2.0 million, software costs of $0.5 million, and travel related expense of $0.5 million. Additionally, salaries, benefits and tax increased by $1.0 million due to an increase in headcount to support growth and diversification initiatives as compared to the prior year but was offset by a decrease in professional and contract services expenses of $0.9 million due to one-time costs incurred in the prior year related to our growth and diversification initiatives.

Income taxes

Our income tax expense for the nine months ended June 30, 2023 was $3.2 million, or 36.5% of pre-tax income, compared to an income tax benefit of $5.6 million, or 32.2% of pre-tax income, for the nine months ended June 30, 2022. The effective income tax rate for the nine months ended June 30, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes. The effective income tax rate for the nine months ended June 30, 2022 differed from the federal statutory rate of 21% primarily as a result of the release of a significant portion of the valuation allowance offset by current state tax expenses. See Note 15 of the notes to the condensed consolidated financial statements herein for additional details.

Preferred stock dividends

As of June 30, 2023 and 2022, 675,885 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we recorded a preferred stock cash dividend of $3.8 million and $3.9 million for the nine months ended June 30, 2023 and 2022, respectively.

Income available for distribution

Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $1.8 million and $19.1 million for the nine months ended June 30, 2023 and 2022, respectively.

Income allocated to participating securities

Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we shall also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The amount of income allocated to the participating securities for the nine months ended June 30, 2023 and 2022 was $0.7 million and $7.3 million, respectively.

Net income available to common shareholders

After allocating the income to the participating securities, we had $1.1 million and $11.8 million of net income available to common shareholders for the nine months ended June 30, 2023 and 2022, respectively.

Non-GAAP Financial Measures

Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three and nine months ended June 30, 2023 were $7.4 million and $30.2 million respectively, compared to $6.2 million and $30.7 million for the three and nine months ended June 30, 2022. We define EBITDA as net income, before interest (income) expense, income tax expense (benefit), and depreciation and amortization.

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

EBITDA reconciles to net (loss) income, as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(509)	$843	$5,619	$23,019
Interest income	(1,632)	(68)	(4,260)	(88)
Interest expense	2,957	552	7,017	1,251
Income tax (benefit) expense	(64)	336	3,224	(5,609)
Depreciation and amortization	6,655	4,561	18,649	12,124
EBITDA	$7,407	$6,224	$30,249	$30,697

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
Our aggregate cash and cash equivalents were $110.5 million as of June 30, 2023, an increase of $44.1 million from September 30, 2022.
Strategic Uses of Cash
On December 1, 2022, using funds from our new revolving credit facility, we acquired all of the issued and outstanding shares of capital stock of Concorde for a base purchase price of $50.0 million, less $1.9 million in net adjustments including the post closing working capital adjustment, for total cash consideration paid of $48.1 million. The net cash consideration, taking into account cash acquired from Concorde, was $16.4 million. See Note 4 of the notes to the condensed consolidated financial statements herein for additional details on the acquisition.
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

Long-term Debt

As of June 30, 2023, we had $163.2 million of long-term debt outstanding, which is comprised of two term loans and a revolving credit facility. Of the $163.2 million outstanding, $29.5 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. Approximately $37.9 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the Lisle, Illinois campus property. For each of the term loans, a derivative interest rate swap is in place that fixes the interest rate on 50% of the loan at a market rate at the time the derivative was initiated. The remaining $90.0 million relates to funds drawn from the $100.0 million revolving credit facility that was secured in connection with the Concorde acquisition. See Note 13 and Note 21 of the notes to the condensed consolidated financial statements herein for additional details on the term loans and the revolving credit facility.

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
Operating Activities
Our net cash used in operating activities was $4.7 million for the nine months ended June 30, 2023, compared to net cash provided by operating activities of $7.9 million for the nine months ended June 30, 2022.

Net income, after adjustments for non-cash items, for the nine months ended June 30, 2023 provided cash of $48.5 million. The non-cash items included $18.6 million for depreciation and amortization expense, $15.4 million for amortization of right-of-use assets for operating leases, $3.8 million for stock-based compensation expense, $2.6 million related to changes in deferred tax assets, and $1.4 million for bad debt expense.
Changes in operating assets and liabilities used cash of $53.2 million primarily due to the following:

•The change in deferred revenue when excluding the initial purchase price allocation for Concorde used cash of $16.9 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at June 30, 2023 as compared to September 30, 2022.
•Changes in our operating lease liability, primarily as a result of rent payments, used cash of $16.1 million. This amount is an increase from the prior year due to leases assumed in the acquisition of Concorde.
•The decrease in accounts payable and accrued expenses used cash of $13.9 million primarily related to the timing of payments to vendors and for payroll and bonus accruals.
•The increase in prepaid expenses used cash of $3.3 million primarily due to prepayments made by Concorde since the acquisition, as well as prepayments for insurance and advertising.
•The change in receivables when excluding the initial purchase price allocation for Concorde used cash of $2.9 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.

Net income, after adjustments for non-cash items, for the nine months ended June 30, 2022 provided cash of $47.8 million. The non-cash items included $12.6 million for amortization of right-of-use assets for operating leases, $12.1 million for depreciation and amortization expense and $3.3 million for stock-based compensation expense, partially offset by a change in deferred tax assets of $6.3 million.

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

Investing Activities

During the nine months ended June 30, 2023, cash used in investing activities was $36.2 million. The cash outflow was primarily related to the purchase of property and equipment of $48.8 million. During the nine months ended June 30, 2023, we purchased three buildings and the associated land at our Orlando, Florida campus for $26.2 million, including closing costs and other fees. Additionally, we had continued capital expenditures for further construction at the UTI Austin, Texas and Miramar, Florida campuses, in addition to program expansion costs for both UTI and Concorde. Further, on December 1, 2022, we completed the acquisition of Concorde which resulted in $16.4 million of cash paid for acquisitions, net of cash acquired. Partially offsetting the cash outflows, is the $29.0 million in proceeds from maturities of held-to-maturity securities.

During the nine months ended June 30, 2022, cash used in investing activities was $95.9 million. The cash outflow was primarily related to the purchase of property and equipment of $69.6 million, of which $28.4 million related to the purchase of our Lisle, Illinois campus. Other capital expenditures included investments for the consolidation of the MMI and UTI campuses in Florida and Arizona into a single site, new UTI campuses in Austin, Texas and Miramar, Florida, and the rollout of new programs at our campuses. Additionally, we purchased MIAT for $26.5 million, net of cash consideration received.

Financing Activities

During the nine months ended June 30, 2023, cash provided by financing activities was $85.0 million which was primarily related to proceeds from our revolving credit facility of $90.0 million, partially offset by the semi-annual payment of preferred stock dividends of $2.5 million, repayment of long-term debt of $1.2 million, $0.8 million in payroll taxes paid for stock-based compensation through shares withheld, and debt issuance costs related to long term debt of $0.5 million.

During the nine months ended June 30, 2022, cash used by financing activities was $15.4 million which was primarily related to proceeds from our new term loan related to the Lisle, Illinois campus purchase of $38.0 million, offset by the repayment of long-term debt of $19.0 million and the semi-annual payment of preferred stock dividends of $2.6 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the nine months ended June 30, 2023 from those previously disclosed in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates.

We invest our cash and cash equivalents in money market funds. As of June 30, 2023, we held $110.5 million in cash and cash equivalents. During the nine months ended June 30, 2023, we earned interest income of $4.3 million. As we have a conservative investment policy, our financial exposure to fluctuations in interest rates related to our interest income is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.

On May 12, 2021, we entered into a credit agreement to finance the Avondale, Arizona property through a $31.2 million term loan that bore interest at the rate of LIBOR plus 2.0% with a maturity of seven years. On April 3, 2023, we executed an amendment for our Avondale term loan to convert the stated rate from LIBOR to SOFR. As of June 30, 2023, the fair value of our long-term debt was $29.5 million and bears interest on the outstanding principal amount at a rate equal to Term SOFR plus 2.0% and a tranche adjustment of 0.046%, which was 7.21% as of June 30, 2023.

On April 14, 2022, we entered into a credit agreement to finance the Lisle, Illinois property through a $38.0 million term loan that bears interest at the rate of Term SOFR plus 2.0% with a maturity of seven years. As of June 30, 2023, the fair value of our long-term debt was $37.9 million and bears interest on the outstanding principal amount at a rate equal to Term SOFR plus 2.0%, which was 7.16% as of June 30, 2023.

We believe the carrying value of the debt approximates fair value as the interest rate is a floating rate equal to Term SOFR plus 2.0%, which is representative of market rates for similar instruments. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The variable rate of interest on our long-term debt can expose us to interest rate volatility due to changes in SOFR. To mitigate this exposure, we entered into interest rate swap agreements that effectively fix the interest rates on 50% of the principal amounts of the term loans at 3.45% and 4.69% for the entire loan term on our Avondale and Lisle debt, respectively.

On November 18, 2022, we entered into a $100.0 million senior secured revolving credit facility that bears variable interest in a maturity of three years. On November 28, 2022, we drew $90.0 million from the credit facility in support of the closing of the Concorde acquisition.

During the nine months ended June 30, 2023, we recorded interest expense of $7.0 million on our outstanding debt. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 10.0% change (up or down) in the variable rates would result in a $12.4 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreements.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures

(as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On December 1, 2022, we completed the acquisition of Concorde Career Colleges, Inc. We intend to exclude the acquired business from our assessment and report on internal control over financial reporting for the year ended September 30, 2023, as permitted under SEC rules. Other than the foregoing, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)     None.

(b)     None.

(c)     During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1*	Consent Letter, dated June 26, 2023, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association, and the other loan parties thereto.
10.2*	First Amendment to Credit Agreement, dated April 3, 2023, by and among Universal Technical Institute, Inc., Universal Technical Institute of Arizona, LLC, and Fifth Third Bank, National Association.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

*     Filed herewith.
+     Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	August 8, 2023	By:	/s/ Jerome A. Grant
		Name:	Jerome A. Grant
		Title:	Chief Executive Officer (Principal Executive Officer)