Form 10-K
period 2023-09-30
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2023-12-01
CIK 1261654

___________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

At November 28, 2023, 34,074,579 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2023) was approximately $239,000,000 (based upon the closing price of the common stock on such date as reported by the New York Stock Exchange). For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the effect of current and future Title IV Program regulations arising out of negotiated rulemakings, including any potential reductions in funding or restrictions on the use of funds received through Title IV Programs;
•the effect of future legislative or regulatory initiatives related to veterans’ benefit programs;
•continued Congressional examination of the for-profit education sector;
•our failure to maintain eligibility for or the ability to process federal student financial assistance;
•regulatory investigations of, or actions commenced against, us or other companies in our industry;
•changes in the state regulatory environment or budgetary constraints;
•our failure to execute on our growth and diversification strategy, including effectively identifying, establishing and operating additional schools, programs or campuses;
•our failure to realize the expected benefits of our acquisitions, or our failure to successfully integrate our acquisitions;
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
•a loss of our senior management or other key employees;
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

PART I
ITEM 1. BUSINESS
Overview
Universal Technical Institute, Inc., which together with its subsidiaries is referred to as the “Company,” “we,” “us” or “our,” was founded in 1965 and is a leading workforce solutions provider of transportation, skilled trades and healthcare education programs, whose mission is to serve students, partners, and communities by providing quality education and support services for in-demand careers across a number of highly-skilled fields. We offer the majority of our programs in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. In conjunction with the Concorde Career Colleges, Inc. acquisition on December 1, 2022 (the “Concorde Acquisition”), we redefined our reporting structure into two reportable segments (also referred to as “divisions”) as follows:
Universal Technical Institute (“UTI”): UTI operates 16 campuses located in nine states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs under brands such as Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute (collectively, “MMI”), NASCAR Technical Institute (“NASCAR Tech”), and MIAT College of Technology (“MIAT”). UTI also offers manufacturer specific advanced training programs, which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers.
Concorde Career Colleges (“Concorde”): Concorde operates 17 campuses located in eight states and online, offering degree, non-degree, and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs “Concorde Career College;” where allowed by State regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study. We acquired Concorde on December 1, 2022.
“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. In prior years, these costs were allocated across our former “Postsecondary Education” reportable segment and “Other” category based upon compensation expense.
All of our campuses are institutionally accredited and are eligible for federal student financial assistance funds under the Higher Education Act of 1965, as amended (“HEA”), commonly referred to as Title IV Programs, which are administered by the U.S. Department of Education (“ED”). Many of our programs also are eligible for financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs (“VA”) and under the Workforce Innovation and Opportunity Act.
Business Model and Industry Partnerships
We serve students, partners and communities by providing quality education and training for in-demand careers. We continue to evolve our business model to provide our students with accessible, affordable training with a focus on bringing education to the students at convenient locations.
Market served by UTI
The market for qualified transportation or skilled trades technicians across the programs that UTI offers is large and growing. The United States Department of Labor Bureau of Labor Statistics (“U.S. DOL BLS”) estimates that an average of approximately 105,400 new job openings, due to growth and net replacements, will exist annually for newly trained technicians in the automotive, diesel, and collision fields through 2031. Additionally, for skilled trades and other transportation programs, the U.S. DOL BLS estimates that an average of 39,200 new jobs openings for industrial machinery mechanics, 42,600 new job openings for welders, 37,700 new job openings in the HVAC industry, 14,300 new job openings for computer-controlled machine tool operators, 12,800 new job openings for avionic technicians, 5,700 new job openings for robotics, 4,800 new job openings for marine and motorcycle technicians and 1,800 new job openings for wind turbine service technicians will exist annually for new entrants through 2032 in these fields.

Market served by Concorde
The market for qualified healthcare support occupations across the programs that Concorde offers is growing even faster, with the U.S. DOL BLS estimating an annual average of 1,211,000 new jobs annually through 2032. Specifically, the U.S. DOL BLS estimates that an average of 193,100 new job openings for registered nurses, 114,600 new job openings for medical assistants, 55,100 new job openings for dental assistants, 44,900 new job openings for pharmacy technicians, 32,900 new job openings for occupational therapy and physical therapist assistants and aides, 26,300 new job openings for diagnostic related technologists and technicians, 24,000 new job openings for clinical laboratory technologists and technicians, 22,000 new job openings for massage therapists and 19,500 new job openings for phlebotomists will exist annually for new entrants through 2032 in these fields.
Recruitment
Our student recruitment efforts begin with our commitment to positive outcomes, both for our students and our industry relationships. We use a multi-touch media approach across our admissions channels. For UTI, there are three primary admissions channels (high school, adult, and military) to enroll and start students, which involves national and local outreach to generate a high quality and quantity of prospective students. For Concorde, adults are the primary admissions channel, with an emphasis on those prospective adult students within the local proximity to a Concorde campus. To maximize the likelihood of student retention and graduation, our admissions process is intended to identify students who have the desire and ability to succeed in their chosen program. Prior to enrolling, many potential Concorde students complete a test which helps determine their expected success rate in a given program. In addition, we have established processes to identify students who may be in need of assistance to succeed in and complete their chosen program. To assist these students in graduating, we employ student service professionals that provide tutoring, and academic, financial, personal, and employment advisement. Additionally, as our campus locations do not offer housing for students, we have service professionals who leverage third-party relationships and assist our students in finding affordable housing near our campuses.
Industry Partnerships
To ensure the UTI programs provide students with the necessary hard and soft skills needed upon graduation, UTI has relationships with multiple original equipment manufacturers (“OEMs”) and industry brand partners across the country to understand their needs for qualified service professionals. Through these industry relationships, UTI is able to continuously refine and expand its programs and curricula. We believe the UTI industry-focused educational model and national presence has enabled the UTI division to develop valuable industry relationships, which provide it with significant competitive advantages and supports its market leadership, along with enabling the division to provide highly specialized education to its students, resulting in enhanced employment opportunities and the potential for higher wages for its graduates.
The industry relationships for the UTI division also extend to thousands of local employers, after-market retailers, fleet service providers and enthusiast organizations. Other target groups for relationship-building, such as parts and tools suppliers, provide UTI with a variety of strategic and financial benefits that include equipment sponsorship, new product support, licensing and branding opportunities and financial sponsorship for the UTI campuses and students.
Concorde partners with dental and medical offices, clinics, and hospitals to provide technical and professional skills through quality clinical experiences. These clinical externship experiences are embedded in the program coursework to provide hands-on, real-world healthcare experiences and connect students with potential employers. Concorde has relationships with thousands of clinical affiliate partners nationwide that provide robust and varied exposure to patient populations and healthcare models. Many of these clinical affiliate partners participate in program advisory councils and contribute to Concorde’s efforts to continuously improve its program curriculum and resources. These partnerships provide early employment and graduate employment opportunities and have resulted in customized curricula to assist in upskilling partners' employees.
Business Strategy
Our business strategy has three key tenets: to grow the business by more deeply penetrating existing target markets and adding new markets; to diversify the business by adding new locations, programs, and offerings that maximize the lifetime value of our students; and to continually optimize the business by constantly enhancing operational efficiency.

Company Growth, Diversification and Optimization
Our organization has a number of key levers to grow, diversify, and optimize the business. Organically, we have been successful by adding new locations and new programs. In 2022, UTI launched new transportation & skilled trades campuses in Austin, Texas and Miramar, Florida, further expanding its geographical footprint and opening access to highly populated locations in growing economies. Inorganically, in November 2021, we acquired MIAT College of Technology which has served both as a growth strategy by adding two new locations and a diversification strategy by adding additional program areas in rapidly expanding skilled trades professions. This acquisition also has allowed us to extrapolate these in-demand programs from MIAT and imbue them into existing UTI campuses which increases the offerings and addressable markets at existing locations. Continually optimizing program offerings and operations serves to further enhance overall operating margins and is a foundational element of our strategy.
In December 2022, we continued to diversify by expanding into healthcare education through the acquisition of Concorde. This acquisition enabled us to expand our program offerings into the high-growth and high-demand healthcare education market. Integration of core functions across education groups allows us to continue to optimize from an operational perspective.

Return on Education

We provide an excellent return on our students’ education investment by working with corporate partners and local communities to offer educational programs that are tailored to professional and industry standards. With a high focus on offering programs for in-demand careers, our graduates are well prepared to enter or re-enter the workforce in high demand areas that offer well-paying jobs. We actively engage corporate partners in defining our program outcomes, program offerings, and ongoing educational requirements to ensure students have the requisite skills to succeed in the workplace of today and have a foundation for tomorrow. We regularly evaluate program offerings, schedules and locations that are most appealing to students and aligned with employer expectations. For our Concorde offerings, where appropriate, we ensure that our courses are aligned with licensure requirements to ensure our students are provided the greatest opportunity for success. Where appropriate, these professionally aligned programs enable our students to gain licensure, certification, and credentials in high-demand healthcare professions. As a result, we believe we are well positioned to better meet the market’s demand for skilled technicians and healthcare workers.

In addition, we provide relevant services to assist students with possible tuition financing options, educational and career counseling, opportunities for part-time work while attending school, and ultimately graduate employment. Our career services teams develop job opportunities and outreach, advise active students on employment search and interviewing skills, facilitate employer visits to campuses, provide access to reference materials, assist with the composition of resumes, and help students prepare for applicable certification or licensure exams.

Shared Success Model

Overall, our strategy and business model are built around the key principle of, “If you succeed, we succeed.” While operationally the Company has developed core competencies in marketing and enrollment management, the success of the business is not based solely on recruiting students, but rather retaining students through the program to graduation and facilitating their transition to employment in their field of study. Providing high-quality instruction in engaging curriculum aligned to industry and professional standards and delivering exemplary student support services to ensure students have everything they need to be successful serves as the foundation of our model. Retaining our students through to graduation and supporting them through to employment is the key principle of our business.

UTI Schools and Programs
UTI offers certificate, diploma or degree programs at campuses across the United States under the banner of several well-known brands. The majority of the UTI programs are designed to be completed in 30 to 100 weeks. The UTI advanced training programs range from 8 to 26 weeks in duration and are completed subsequent to satisfying the core UTI program requirements. These programs culminate in a certificate, diploma, associate of occupational studies degree, or associate of applied science degree depending on the program and campus. Tuition rates vary by type and length of our programs and the program level, such as core or advanced training.

The table below sets forth the current locations that operate under the UTI division, the year the campus opened, and the principal programs taught at each location.

UTI Location	Brand	Year Campus Opened	Current Principal Programs
Arizona (Avondale)	UTI	1965	Airframe & Powerplant; Automotive; Diesel; Welding
Arizona (Avondale)	MMI	1973	Motorcycle
California (Long Beach)	UTI	2015	Airframe & Powerplant; Automotive; Diesel; Collision Repair and Refinishing; Welding
California (Rancho Cucamonga)	UTI	1998	Automotive; Diesel; Industrial Maintenance; Robotics & Automation; Welding; Wind Power
California (Sacramento)	UTI	2005	Automotive; Diesel; Welding
Florida (Miramar)	UTI	2022	Automotive; Diesel; Welding
Florida (Orlando)	UTI/MMI	1986	Automotive; Diesel; Motorcycle; Marine
Illinois (Lisle)	UTI	1988	Automotive; Diesel; Industrial Maintenance; Robotics & Automation; Welding; Wind Power
Michigan (Canton)	MIAT	1969	Airframe and Powerplant; Aviation Maintenance; Energy; HVACR; Industrial Maintenance; Robotics & Automation; Wind Power; Welding
New Jersey (Bloomfield)	UTI	2018	Automotive; Diesel; Welding
North Carolina (Mooresville)	NASCAR Tech	2002	Automotive; CNC Machining; HVACR; NASCAR; Robotics & Automation; Welding
Pennsylvania (Exton)	UTI	2004	Automotive; Diesel; Robotics & Automation; Welding
Texas (Austin)	UTI	2022	Automotive; Diesel; HVACR; Welding
Texas (Dallas/Ft. Worth)	UTI	2010	Automotive; Diesel; Welding
Texas (Houston)	UTI	1983	Automotive; Diesel; Collision Repair and Refinishing; Welding
Texas (Houston)	MIAT	2010	Airframe and Powerplant; Aviation Maintenance; Energy; HVACR; Industrial Maintenance; Non-Destructive Testing; Robotics & Automation; Wind Power; Welding
Description of Current UTI Programs Offered

Many of the UTI students receive their training in a blended learning model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. The blended learning model not only increases access for students, but better prepares them to be life-long learners as technicians today perform many day-to-day tasks and continuing education courses online or on a digital device.
The table below provides an overview of the programs taught by UTI owned and operated institutions, including the year a program was first offered at one of the campuses, the focus of the program, and the type of employment the program is designed to prepare graduates to obtain.

UTI Program	Year Established	Program Focus	Target Job Placement(1)
Automotive	1965	Diagnose, service and repair automobiles	Entry-level service technicians in automotive dealer service departments or automotive repair facilities
Diesel	1968	Diagnose, service and repair diesel systems and industrial equipment	Entry-level service technicians in medium and heavy truck facilities, truck dealerships, or in service and repair facilities
Airframe and Powerplant	1969	Aircraft troubleshooting, hydraulics and pneumatics, powerplant lubrication systems and turbine engine operation	Entry-level opportunities in various areas of the aviation industry

UTI Program	Year Established	Program Focus	Target Job Placement(1)
Automotive/Diesel	1970	Diagnose, service and repair automobiles and diesel systems	Entry-level service technicians in automotive repair facilities, automotive dealer service departments, diesel engine repair facilities, medium and heavy truck facilities, truck dealerships, or in service and repair facilities
Motorcycle	1973	Diagnose, service and repair motorcycles and all-terrain vehicles	Entry-level service technicians in motorcycle dealerships and independent repair facilities
Marine	1991	Diagnose, service and repair boats	Entry-level service technicians for marine dealerships and independent repair shops, as well as for marinas, boat yards and yacht clubs
Collision Repair and Refinishing	1999	How to repair non-structural and structural automobile damage as well as how to prepare cost estimates on all phases of repair and refinishing	Entry-level technicians at OEM dealerships and independent repair facilities
NASCAR	2002	Automotive training along with additional NASCAR-specific elective courses	Entry-level service technicians in automotive dealer service departments or automotive repair facilities, or opportunities in racing-related industries
Energy Technology	2007	Associate of Applied Science degree which focuses on power generation, wind power, compression technology and powerplant operations	Entry-level positions in the wind, nuclear, gas, coal, power distribution, or solar industries
Industrial Maintenance	2007	Diagnose, service, test and repair various types of machinery	Entry-level industrial maintenance technician in a wide range of industries including gas, coal, nuclear and solar industries
Wind Power	2007	Diagnose, service and repair wind turbine towers	Entry-level service technicians for the wind power industry
Aviation Maintenance Technology	2012	Perform inspections, routine maintenance and repairs to keep aircraft in operating condition	Entry-level service technicians in aviation repair stations and hangers, and on airfields
Heating, ventilation, air conditioning and refrigeration (HVACR)	2012	An awareness of safety procedures, knowledge of heating and cooling, familiarity with tools used in the industry, and the ability to perform a variety of manual skills	Entry-level service technicians in the heating and cooling industry
Welding	2017	How to weld various materials using a wide range of welding processes	Entry-level welders in the construction, structural, pipe, mechanical contracting and fabrication industries.
CNC Machining	2017
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

(1)    Target job placement describes the type of employment the program is designed to prepare graduates to obtain. UTI graduates may also secure positions outside of the target job placement, including, for example, parts associate, service technician, fabricator, paint and preparation, and shop owner or operator, among others.
UTI Manufacturer Specific Advanced Training (“MSAT”) Programs

In addition to the program offerings noted above, UTI also offers advanced training programs in the form of manufacturer-paid post-graduate MSAT programs and in the form of student-paid MSAT courses, which may be added as electives to a student’s core automotive, diesel or motorcycle program.

UTI Manufacturer-Paid MSATs

A select number of UTI students are offered manufacturer-paid MSATs, which are paid for by the manufacturer and/or its dealers in return for a commitment by the student to work for a dealer of that manufacturer for a certain period of time upon completion of the program. UTI students who are high performing graduates of an automotive or diesel program may apply to be selected for these programs. The programs range from 8 to 26 weeks in duration. UTI’s manufacturer-paid MSATs are intended to offer in-depth instruction on specific manufacturers’ products, qualifying a graduate for employment with a dealer seeking highly specialized, entry-level technicians with brand-specific skills.

UTI currently offers the following manufacturer-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by its manufacturer brand partners:

UTI Manufacturer-Paid MSAT Programs Offered	Location
Fendt Technician Academy by AGCO	Lisle, Illinois
Mercedes-Benz DRIVE	Mercedes-Benz facilities in Long Beach, California; Jacksonville, Florida; Carol Stream, Illinois; Robbinsville, New Jersey; and Grapevine, Texas
Peterbilt Technician Institute	Lisle, Illinois; Dallas/Ft. Worth, Texas
Porsche Technician Apprenticeship Program (PTAP)	Porsche facilities in Eastvale, California; Atlanta, Georgia; and Easton, Pennsylvania
Volvo Tekniker Apprenticeship Program	Avondale, Arizona and Volvo facility in Ridgeville, South Carolina
UTI Student-Paid MSATs
UTI students may participate in student-paid MSAT programs upon successfully completing the necessary core curriculum prerequisites. UTI currently offers the following student-paid MSAT programs using vehicles, equipment, specialty tools and curricula provided by and/or developed in collaboration with its manufacturer brand partners:

UTI Student-Paid MSAT Programs Offered	Location
UTI and NASCAR Tech Brand Campuses
BMW FastTrack	Avondale, Exton, Houston, Long Beach, Orlando, Lisle, Miramar
Cummins Engines	Avondale, Exton, Houston
Cummins Power Generation	Avondale
Daimler Trucks Finish First Program	Avondale, Lisle, Orlando
Ford Accelerated Credential Training (FACT)	Avondale, Rancho Cucamonga, Sacramento, Orlando, Lisle, Mooresville, Bloomfield, Exton, Houston
General Motors Technician Career Training	Avondale
Mopar TEC by Fiat Chrysler Automobiles US LLC	Mooresville
Toyota Professional Automotive Technician (TPAT)	Lisle, Rancho Cucamonga

UTI Student-Paid MSAT Programs Offered	Location
MMI Brand Campuses
American Honda Motor Company, Inc.	Avondale, Orlando
BMW Motorrad of North America, LLC	Avondale, Orlando
Harley-Davidson Motor Company	Avondale, Orlando
Kawasaki Motors Corporation, USA	Avondale, Orlando
Mercury Marine	Orlando
Suzuki Motor of America, Inc.	Avondale, Orlando
Volvo Penta of the Americas	Orlando
Yamaha Motor Corporation, USA	Avondale, Orlando
UTI Military Base Programs
In addition to the MSATs noted above, in partnership with the military and select industry partners, UTI has been developing and implementing advanced training programs for transitioning veterans at select military base locations. Military base programs differ from UTI’s traditional MSATs in that the students do not complete the traditional core programs at a UTI campus before entering these advanced training programs. These programs range from 12 to 16 weeks and are available to all men and women transitioning out of the military. Candidates are interviewed and selected for these programs. Additionally, to be considered, candidates must be within six months of their separation dates from the military. There is no tuition cost to the participating service members.

UTI currently offers the following military base programs using vehicles, equipment, specialty tools and curricula provided by and/or developed in collaboration with certain manufacturer brand partners:

UTI Military Base Programs Offered	Location
BMW Military Service Technician Education Program	Marine Corps Base Camp Pendleton in California U.S. Army Base Fort Liberty in North Carolina
Penske Premier Truck Group Technician Skills Program	Fort Bliss in El Paso, Texas
UTI Affordability and Accessibility

During the year ended September 30, 2023, tuition for UTI programs ranged from approximately $19,000 for the Industrial Maintenance Technician or Wind Turbine Technician programs (lasting 30 weeks) to $65,000 for the Automotive and Diesel program with one specialized elective program (lasting 90 weeks). During the year ended September 30, 2023, the average annual revenue per UTI student was approximately $33,000, net of scholarships or grants funded by the institution. We are focused on making our training more affordable and accessible for the UTI students through financing options, proprietary loans, institutional and relocation grants, scholarships based on need and merit, and employer sponsored training and tuition reimbursement. During the year ended September 30, 2023, approximately 40% of active UTI students received a UTI-funded scholarship or grant, approximately 45% of active UTI students participated in an “in school” cash payment plan, and approximately 15% of active UTI students received funding from UTI’s proprietary loan program.

To maximize student affordability and speed to completion, UTI works with high schools across the nation to implement Technical Education Institutional Grant (“TEIG”) agreements. The TEIG agreements allow students who have completed course(s) related to their selected program of study to receive a corresponding tuition credit for up to six courses. UTI students may opt out of the courses provided they pass an Advanced Placement Opportunities Test for each selected course. UTI has approximately 4,300 curriculum-specific TEIG agreements in place across the country. This represents approximately 9% of the high schools covered by the UTI admissions teams. UTI continues to identify new opportunities to expand the volume of these curriculum specific TEIG agreements.
In response to growing demand for trained technicians, UTI industry partners and employers are increasingly willing to participate in the UTI students’ cost of education by providing them with scholarship money and relocation assistance to attend school and by offering UTI graduates tuition reimbursement plans and competitive compensation and benefit packages, including signing bonuses, relocation grants and tool incentives. There are nearly 7,400 employer location incentive opportunities for UTI students, which when made available make the UTI training programs more affordable for students and may provide them with valuable relationships or employment opportunities following graduation.

Concorde Schools and Programs
Concorde offers certificate, diploma or degree programs in the healthcare field at campuses across the United States under the Concorde Career Colleges or Concorde Career Institute brands. The majority of Concorde’s core programs are eight to ten months in duration. Clinical programs are 12 to 24 month programs. Clinical programs may have up to nine academic terms that last two to three months. The programs offered culminate in a diploma, associate of applied science degree or associate of science degree depending on the program and campus. Tuition rates vary by type and length of our programs and the program level, such as core or advanced training.

The table below sets forth the current locations that operate under the Concorde brand, the year the campus opened, and the principal programs taught at each location.

Concorde Location	Year Campus Opened	Current Principal Programs
California (Garden Grove)	1968	Dental Assistant; Medical Assistant; Pharmacy Technician; Vocational Nursing; Dental Hygiene; Physical Therapist Assistant; Respiratory Therapy
California (North Hollywood)	1968	Dental Assistant; Medical Assistant; Vocational Nursing; Physical Therapist Assistant; Respiratory Therapy; Surgical Technology
California (San Bernardino)	1968	Dental Assistant; Medical Assistant; Vocational Nursing; Polysomnographic Technology; Dental Hygiene; Respiratory Therapy; Surgical Technology; Neurodiagnostic Technology
California (San Diego)	1968	Dental Assistant; Medical Assistant; Vocational Nursing; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Physical Therapist Assistant; Surgical Technology
Colorado (Aurora)	1969	Dental Assistant; Medical Assistant; Practical Nursing; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Physical Therapist Assistant; Radiologic Technology; Respiratory Therapy; Surgical Technology; Bachelor of Science in Nursing
Florida (Jacksonville)	1978	Dental Assistant; Medical Assistant; Phlebotomy Technician; Practical Nursing; Sterile Processing Technician; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Physical Therapist Assistant; Respiratory Therapy; Surgical Technology
Florida (Miramar)	1987	Dental Assistant; Medical Assistant; Pharmacy Technician; Phlebotomy Technician; Sterile Processing Technician; Occupational Therapist Assistant; Physical Therapist Assistant; Respiratory Therapy; Surgical Technology
Florida (Orlando)	2010	Dental Assistant; Medical Assistant; Pharmacy Technician; Phlebotomy Technician; Sterile Processing Technician; Dental Hygiene; Surgical Technology
Florida (Tampa)	1987	Dental Assistant; Medical Assistant; Pharmacy Technician; Phlebotomy Technician; Sterile Processing Technician; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Respiratory Therapy; Surgical Technology
Mississippi (Southaven)	2013	Dental Assisting; Massage Therapy; Medical Assistant; Medical Office Professional; Dental Assisting; Medical Assisting; Medical Office Professional
Missouri (Kansas City)	1986	Dental Assistant; Medical Assistant; Medical Office Administration; Phlebotomy Technician; Practical Nursing; Sterile Processing Technician; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Physical Therapist Assistant; Respiratory Therapy; Surgical Technology; Bachelor of Science in Nursing
Oregon (Portland)	1969	Dental Assistant; Medical Assistant; Practical Nursing; Polysomnographic Technology; Cardiovascular Sonography; Diagnostic Medical Sonography; Respiratory Therapy; Surgical Technology
Tennessee (Memphis)	1981	Dental Assisting; Massage Therapy; Medical Assistant; Medical Office Professional; Pharmacy Technician; Phlebotomy Technician; Polysomnographic Technology; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Neurodiagnostic Technology; Nursing Practice; Occupational Therapy Assistant; Physical Therapist Assistant; Radiologic Technology; Respiratory Therapy; Surgical Technology

Concorde Location	Year Campus Opened	Current Principal Programs
Texas (Dallas)	2010	Dental Assistant; Medical Assistant; Vocational Nursing; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Physical Therapist Assistant; Respiratory Therapy; Surgical Technology
Texas (Grand Prairie)	2001	Dental Assistant; Medical Assistant; Phlebotomy Technician; Polysomnographic Technology; Sterile Processing Technician; Vocational Nursing; Dental Hygiene; Surgical Technology; Neurodiagnostic Technology
Texas (San Antonio)	2010	Dental Assistant; Medical Assistant; Cardiovascular Sonography; Dental Hygiene; Diagnostic Medical Sonography; Physical Therapist Assistant; Respiratory Therapy; Surgical Technology
Online	2013	Dental Assistant; Medical Office Administration; Nursing Practice; Surgical Technology; Bachelor of Science in Nursing

Description of Current Concorde Programs Offered

Many of Concorde’s students receive their training in a blended training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. The blended learning model not only increases access for students, but better prepares them to be life-long learners as students today perform many day-to-day tasks and continuing education courses online or on a digital device.
The table below provides an overview of the programs taught by Concorde institutions, including the year a program was first offered at one of the campuses, the focus of the program, and the type of employment the program is designed to prepare graduates to obtain.

Concorde Program	Year Established	Program Focus	Target Job Placement(1)
Core Programs
Dental Assistant	1995	Overall operations of a dental office	Entry-level dental assistant
Massage Therapy	2002	Massage techniques and manipulations designed to enhance the physical health of patients	Entry-level massage therapist in massage clinics, hospital rehabilitation departments, public practice, wellness centers, and chiropractic offices
Medical Assistant, Medical Assisting or Medical Office Professional	1995	Basic knowledge of a medical practice and the operations of a medical office	Entry-level medical assistant in a clinic or physician’s office, long-term care facility, hospital or medical insurance company
Pharmacy Technician	1999	Pharmacy Technician acts as an intermediary between the doctor and the pharmacist and between the pharmacist and the patient	Entry-level pharmacy technician in hospital, home healthcare, and retail environments
Phlebotomy Technician	2021	The Phlebotomy Tech facilitates the collection and transportation of laboratory specimens	Entry-level phlebotomy technician in hospitals, laboratories, blood centers, or other healthcare facilities
Clinical Programs
Cardiovascular Sonography	2021	Use special imaging equipment that directs sound waves into a patient’s body to assess and diagnose various medical conditions	Entry-level cardiovascular sonographers
Dental Hygiene	2011	Qualifications for licensure as a Registered Dental Hygienist	Entry-level dental hygienist
Diagnostic Medical Sonography	2021	Use special imaging equipment that directs sound waves into a patient’s body to assess and diagnose various medical conditions	Entry-level obstetrics and gynecology sonographer or entry-level abdominal sonographer

Concorde Program	Year Established	Program Focus	Target Job Placement(1)
Neurodiagnostic Technology	2012	Advanced diagnostic procedures including EEGs, PSGs and others. Upon completion of the program, professional certifications may be required	Entry-level neurodiagnostic technician in neurology-related departments of hospitals, clinics and the private offices of neurologists and neurosurgeons
Nursing Practice	2016	Qualifications for licensure as a registered nurse	Entry-level registered nurse positions after passing the state board licensure exam
Occupational Therapy Assistant	2012	To provide quality occupational therapy services to assigned individuals under the supervision of a registered Occupational Therapist	Entry-level occupational therapy assistants in hospitals, clinics, schools, client homes, and community settings
Pharmacy Technician	1999	Pharmacy Technician acts as an intermediary between the doctor and the pharmacist and between the pharmacist and the patient	Entry-level pharmacy technician in hospital, home healthcare, and retail environments
Phlebotomy Technician	2021	The Phlebotomy Tech facilitates the collection and transportation of laboratory specimens	Entry-level phlebotomy technician in hospitals, laboratories, blood centers, or other healthcare facilities
Physical Therapist Assistant	2011	Physical Therapist Assistants provide physical therapy services under the direction and supervision of a licensed Physical Therapist	Entry-level physical therapist assistant in a variety of settings, including hospitals, inpatient rehabilitation facilities, private practices, outpatient clinics, home health, skilled nursing facilities, schools, sports facilities, and more
Polysomnographic Technology	2012	Perform sleep tests and work with physicians to provide information needed for the diagnosis of sleep disorders	Entry-level positions as Polysomnographic Technologists
Practical/Vocational Nursing	1996	Perform as entry-level nursing staff in an acute-care hospital, extended-care facility, physician’s office, or other healthcare agency	Entry-level positions as a licensed practical/vocational nurse
Radiologic Technology	2012	Perform diagnostic imaging examinations on patients	Entry-level diagnostic radiographer positions
Respiratory Therapy	2011	Assess, treat, and care for patients with breathing disorders. Prepare students for licensure as a registered respiratory therapist	Respiratory therapists may serve as asthma educators, patient educators, case managers, hyperbaric oxygen specialists, extra corporeal membrane oxygenation specialists and sleep specialists. Respiratory therapists work in hospitals, clinics, skilled nursing facilities, home care, and diagnostic labs
Surgical Technology	2012	Surgical technologist is a highly skilled and knowledgeable allied health professional who, as an essential member of the surgical team, works with surgeons, anesthesia providers, operating room nurses, and other professionals in providing safe care to the surgical patient	Entry-level surgical technologist in acute-care hospitals, outpatient surgery centers, surgical clinics, central sterile processing departments, birthing centers, and other healthcare settings
(1)    Target job placement describes the type of employment the program is designed to prepare graduates to obtain. Concorde graduates may also secure positions outside of the target job placement, including various other healthcare related positions.
Concorde Affordability and Accessibility
During the year ended September 30, 2023, tuition for Concorde programs ranged from approximately $14,000 for the Pharmacy Technician program (lasting 24 weeks) to $96,000 for the Dental Hygiene program in California (lasting 90 weeks). During the year ended September 30, 2023, the average annual revenue per Concorde student was approximately

$23,000, net of scholarships or grants funded by the institution. We are focused on making the Concorde training more affordable and accessible through financing options, institutional and relocation grants, and scholarships based on need and merit. Concorde currently and historically offers certain students retail installment contracts for payment of their tuition that is not covered by federal student financial aid or other funding sources. During the year ended September 30, 2023, approximately 11% of Concorde’s active students received a Concorde-funded scholarship or grant and approximately 64% of Concorde active students received funding through Concorde sponsored retail installment contracts.
Student Enrollment
UTI enrolls students throughout the year with courses typically starting every three to six weeks. Concorde enrolls students throughout the year with core terms starting every month and clinical terms starting every ten weeks. The table below outlines our new student starts, average undergraduate full-time students, and end of period undergraduate full-time students for both UTI and Concorde.

	Year Ended September 30,		%
	2023	2022	Change
UTI
Total new student starts	14,181	13,374	6.0%
Average undergraduate full-time active students	12,614	12,838	(1.7)%
End of period undergraduate full-time active students	14,833	14,380	3.2%
Concorde(1)
Total new student starts	8,432	—	100.0%
Average undergraduate full-time active students	7,654	—	100.0%
End of period undergraduate full-time active students	8,369	—	100.0%
Consolidated
Total new student starts	22,613	13,374	69.1%
Average undergraduate full-time active students	20,268	12,838	57.9%
End of period undergraduate full-time active students	23,202	14,380	61.3%
(1) Student data for Concorde presented in the year ended September 30, 2023 column represents the period of UTI’s ownership, or December 1, 2022 through September 30, 2023.
Due to the seasonality of our business and normal fluctuations in student populations, we expect variability in our quarterly results. See "Seasonality" within Part II, Item 7 of this Annual Report on Form 10-K for further discussion of seasonal fluctuations in our revenues and operating results.

Graduate Employment
Identifying employment opportunities and preparing our graduates for their future careers is critical to our ability to deliver value to our graduates from their education. Additionally, we are required to meet certain graduate placement standards by location and program by both our national and programmatic accreditors. Accordingly, we dedicate significant resources to maintaining an effective career services team. Our campus-based staff facilitate several career development processes, including instruction and coaching for interview skills, interview etiquette and professionalism. Additionally, the career services team provides students with reference materials and assistance with the composition of resumes. Finally, we place emphasis on and devote significant time to assisting students with part-time and graduate job searches.
We also have centralized departments for each segment whose focus is to build and maintain relationships with potential and existing national employers and develop graduate job opportunities and, where possible, relocation assistance, sign-on bonuses, tool packages and tuition reimbursement plans with our manufacturer brand partners and other industry employers. Together, the campuses and centralized departments coordinate and host career fairs, industry awareness presentations, interview days and employer visits to our campus locations. We believe that our graduate career services provide our students with a compelling value proposition and enhance the employment opportunities for our graduates and are a competitive differentiator from other education institutions.

Competition
The for-profit, postsecondary education industry is highly competitive and highly fragmented, with no one provider controlling significant market share. We compete with other institutions that are eligible to receive Title IV funding, including not-for-profit public and private schools, community colleges and for-profit institutions which offer programs similar to ours. Our competition differs in each market depending on the curriculum we offer and the availability of other choices, including job prospects. Other competitive factors that influence our ability to attract new students include the employment market, community colleges, other career-oriented and technical schools, and the military.
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
Within the for-profit education sector, some of our public company competitors are Adtalem Global Education, Inc., American Public Education, Inc., Lincoln Educational Services Corporation, Perdoceo Education Corporation, and Strategic Education, Inc. We also consider other regional or single location institutions with a larger local presence near one of our campuses to be competitors. Competition is generally based on location, tuition rates, the type of programs offered, the quality of instruction and instructional facilities, graduate employment rates, reputation and recruiting. Additionally, the military often recruits or retains potential students when branches of the military offer enlistment or re-enlistment bonuses.

Human Capital Management
As of September 30, 2023, we had approximately 3,000 full-time employees, including approximately 850 instructors, 550 admissions representatives, and 1,100 student support employees.
Each of our employees plays a key role in our mission to serve students, partners and communities by providing quality education and training for in-demand careers. We believe that diversity, equity, and inclusion (“DE&I”) among our employees is essential in this process, as a truly innovative educational institution relies on a wealth of backgrounds and experiences to enhance student outcomes. We have a Director of Diversity, Equity, and Inclusion who is responsible for setting the DE&I strategy and roadmap to ensure that we meet our objectives both internally, of creating a company where everyone feels they belong, and externally, by working closely with our marketing and talent acquisition functions to attract diverse talent. To attract a truly diverse workforce, we strive to instill a culture where employees are encouraged to draw upon their own unique skills and perspectives when engaging with our growing and diverse student population.
Faculty members are hired nationally in accordance with established criteria, applicable accreditation standards and applicable state regulations. Members of our faculty are primarily industry professionals and are hired based on their prior work and educational experience. We require a specific level of industry experience in order to enhance the quality of the programs we offer and to address current and industry-specific issues in our course content. We provide intensive instructional training and continuing education to our faculty members to maintain the quality of instruction in all fields of study. A majority of our existing instructors have a minimum of five years’ experience in the industry and an average of seven years of experience teaching at UTI and four years of experience teaching at Concorde.
We employ field, military and campus-based admissions representatives who work directly with prospective students to facilitate the enrollment process. Additionally, each campus has a support team that typically includes a campus president, an education director, a financial aid director, a student services director, and a career services director.
We believe our corporate and divisional management teams have the experience necessary to effectively implement our growth and diversification strategy and continue to drive positive educational and employment outcomes for our students. For discussion of the risks relating to the attraction and retention of management and executive management employees, see Item 1A. “Risk Factors.”

Environmental Matters
UTI uses hazardous materials at its training facilities and campuses and generates small quantities of regulated waste, including, but not limited to, used oil, antifreeze, transmission fluid, paint, solvents, car batteries and aircraft batteries. As a result, the UTI facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at UTI facilities or off-site locations to which UTI sends or has sent waste for disposal. Certain of the UTI campuses are required to obtain permits for air emissions. In the event UTI does not maintain compliance with any of these laws and regulations, or if UTI is responsible for a spill or release of hazardous materials, UTI could incur significant costs for clean-up, damages, and fines or penalties.

Concorde monitors and follows all regulatory guidelines for any bloodborne pathogens, chemicals, or gases that the school purchases and uses. Concorde has biohazardous waste that is produced in many of its programs including, but not limited to, disposables contaminated with blood and body fluids and contaminated sharps such as needles. Where applicable, the programs use appropriate decontamination, cleaning, and sterilizing methods and processes on all required reusable products or equipment. Concorde programs also purchase and use many different chemicals and substances for skills practice and cleaning. These chemicals and substances are handled per the manufacturer guidelines, and the MSDS lists are maintained at the campus per regulations in the event of any adverse reaction. Concorde contracts with several vendors for approved and appropriate disposal of any chemical products or contaminated bloodborne pathogen items. Some of Concorde’s programs utilize gases including, but not limited to, Oxygen and Nitrous Oxide. These gases are purchased from commercial vendors and are stored, maintained, and disposed of per the manufacturer and regulatory guidelines.

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
The approvals granted by these entities permit our schools to operate and to participate in a variety of government-sponsored financial aid programs that assist students in paying for their education. The most significant of these is the federal student aid programs administered by ED pursuant to HEA Title IV Programs. Generally, to participate in Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements.
We also are subject to oversight by other federal agencies including the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), the Federal Trade Commission (“FTC”), the Internal Revenue Service and the Departments of Veterans Affairs (“VA”), Defense (“DOD”), Treasury, Labor, and Justice. Below, we discuss certain elements of this regulatory environment.
State and Accreditor Approvals
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

Institutions that offer instruction outside of their Home State must comply with federal regulations governing state authorization for distance education in order to participate in the Title IV student financial aid programs. All UTI institutions and the Concorde Kansas City and Memphis institutions are authorized to participate in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories of the United States of America that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. SARA is overseen by a national council (“NC-SARA”) and administered by four regional education compacts. Forty-nine states (all but California), the District of Columbia, Puerto Rico and the U.S. Virgin Islands have joined SARA.

Each of our institutions holds the state or SARA authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. We also have received approval from the Accrediting Commission of Career Schools and Colleges (“ACCSC”) and the Council on Occupational Education (“COE”) to permanently offer blended format programs that utilize both distance and on-ground education. Additionally, we have received permanent approvals from all state education authorizing agencies to offer blended format programs. We continue to work to ensure that we comply with applicable distance education rules and standards. We also will closely monitor any new rulemakings that concern state authorization or distance education.

State Licensing Boards

Many educational programs leading to professional licensure in a regulated profession require approval from, and are subject to, ongoing oversight by state agencies or boards. For example, certain Concorde healthcare programs, such as the Vocational Nursing, Practical Nursing, Dental Assistant, Massage Therapy, and Nursing Practice (RN) programs, require and have obtained state licensure. Such programs are required to meet the standards of the state licensure agency or board and Concorde must periodically renew these licenses by completing a comprehensive license renewal process.

Institutional Accreditation

Institutional accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Institutional accreditation by an ED-recognized accreditor is required for an institution to be certified to participate in Title IV Programs. All of the UTI institutions and 14 of the Concorde institutions are accredited by the ACCSC. The remaining two Concorde institutions are accredited by the COE. Both ACCSC and COE are accrediting agencies recognized by ED.

ACCSC and COE review the academic quality of each institution’s instructional programs, as well as the administrative and financial operations of the institution to ensure that it has the resources necessary to perform its educational mission, implement continuous improvement processes, and support student success. Our institutions are subject to periodic review to confirm accreditation standards are met, and must submit annual reports, and at times, supplemental reports, to demonstrate ongoing compliance and improvement. ACCSC and COE require institutions to disclose certain institutional information to current and prospective students, as well as to the public, and require that our schools and programs meet various performance standards as a condition of continued accreditation. ACCSC and COE often revisit, revise, and expand their standards and policies. Institutions must periodically renew their accreditation by completing a comprehensive renewal of accreditation process. Due to scheduling and resource limitations, an institution’s grant of accreditation at times may expire on its face prior to the completion of a renewal cycle. In such cases, the institution’s accreditation remains in place until the renewal cycle is complete, and a new grant of accreditation is issued.

We strive to maintain the highest standards. Currently 16 of our campuses are classified as ACCSC Schools of Excellence or ACCSC Schools of Distinction. Five of our campuses have achieved this award twice in their history, and two campuses have received this award three times in their history.

The tables below set out the renewal of accreditation cycle for each of our schools:

UTI Campus	Accreditation Expiration	Renewal Status
Houston, Texas (MIAT)(1)	December 2022	In Process
Dallas/Ft. Worth, Texas(2)	March 2023	In Process
Sacramento, California(2)	December 2023	In Process
Mooresville, North Carolina; NASCAR Technical Institute (NASCAR Tech)(2)	December 2024	Renewed
Avondale, Arizona(2)	February 2025	Renewed
Orlando, Florida(2)	February 2025	Renewed
Houston, Texas(2)	February 2025	Renewed
Lisle, Illinois(2)	February 2025	Renewed
Rancho Cucamonga, California(2)	February 2025	Renewed
Avondale, Arizona; Motorcycle Mechanics Institute (MMI)(2)	May 2025	Renewed
Bloomfield, New Jersey(1)	May 2025	Renewed
Canton, Michigan (MIAT)(1)	July 2026	Renewed
Long Beach, California(1)	September 2027	Renewed
Exton, Pennsylvania(2)	October 2028	Renewed
Austin, Texas(3)	May 2024	Approved
Miramar, Florida(3)	September 2024	Approved
(1)    Indicates a school that has achieved School of Distinction status during its most recent renewal of accreditation, which recognizes accredited member schools that demonstrated a commitment to the expectations and rigors of ACCSC accreditation, as well as a commitment to delivering quality educational programs to students.
(2)    Indicates a school that has achieved School of Excellence status during its most recent renewal of accreditation, which recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high levels of achievement among their students.
(3) New schools are initially accredited for a two-year term after which they are then eligible to renew for the longer five or six year renewal cycle.

Concorde Campus	Accreditor	Accreditation Expiration	Renewal Status
Portland, Oregon	ACCSC	February 2017	In Process
North Hollywood, California	ACCSC	June 2023	In Process
Tampa, Florida	ACCSC	May 2024	In Process
Jacksonville, Florida	ACCSC	August 2024	In Process
Garden Grove, California	ACCSC	May 2025	Renewed
Miramar, Florida	ACCSC	May 2025	Renewed
San Bernardino, California	ACCSC	November 2025	Renewed
Grand Prairie, Texas	ACCSC	December 2025	Renewed
Aurora, Colorado	ACCSC	February 2026	Renewed
Kansas City, Missouri (including Online)	ACCSC	November 2026	Renewed
Orlando, Florida(4)	ACCSC	December 2026	Renewed
Dallas, Texas	ACCSC	April 2027	Renewed
San Antonio, Texas(4)	ACCSC	April 2027	Renewed
San Diego, California	ACCSC	May 2027	Renewed
Memphis, Tennessee	COE	September 2027	Renewed
Southaven, Mississippi	COE	September 2027	Renewed

(4)     Indicates a school that has achieved School of Excellence status during its most recent renewal of accreditation, which recognizes ACCSC-accredited institutions for their commitment to the expectations and rigors of ACCSC accreditation, as well as the efforts made by the institution in maintaining high levels of achievement among their students.
Programmatic Accreditation
In addition to institutional accreditation, programmatic accreditation may be required for particular educational programs. Programmatic accreditors review specialized and professional programs in a range of fields and disciplines within an institution to ensure the public that an academic program has undergone a rigorous review process and found to meet high standards for educational quality. Certain Concorde healthcare programs, including the Physical Therapist Assistant, Dental Hygiene, Neurodiagnostic Technology, Polysomnographic Technology, Respiratory Therapy, Surgical Technology, Radiologic Technology, Diagnostic Medical Sonography, Cardiovascular Sonography, Occupational Therapy Assistant, Pharmacy Technician, and Occupational Therapy Assistant programs, have obtained programmatic accreditation. Such programs are required to meet the standards of their programmatic accreditor and Concorde must periodically renew these accreditations by completing a comprehensive programmatic accreditation renewal process.

Title IV Programs

The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED.

Title IV grants include Federal Pell Grants (the “Pell Grants”) and Federal Supplemental Education Opportunity Grants (“FSEOG”). Pell Grants are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree and do not need to be repaid. FSEOG grants are designed to supplement Pell Grants for students with the greatest financial need. Institutions must provide matching funding equal to 25% of all awards made under the FSEOG program.

Title IV loans include Direct Subsidized loans, Direct Unsubsidized loans, and Direct Parent PLUS loans. Direct Subsidized loans and Direct Unsubsidized loans are federal student loans offered to help eligible students cover the cost of higher education at a four-year college or university, community college, or trade, career, or technical school. Direct Subsidized loans are available to undergraduate students with financial need. Direct Unsubsidized loans are available to undergraduate and graduate students, and there is no requirement to demonstrate financial need. Direct Parent PLUS loans are federal loans that parents of dependent undergraduate students can use to help pay for schools that participate in the Direct Loan program.

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

Overall, in fiscal year 2023, across our institutions, we derived approximately 67% of our revenues, on a cash basis as defined by ED, from Title IV Programs. We derived approximately 46% of our revenues, on a cash basis, from the Direct Loan program, pursuant to which ED makes loans to students or their parents. We derived approximately 20% of our revenues, on a cash basis, from the Pell Program. And we derived less than 1% of our revenues, on a cash basis, from FSEOG.

The Title IV Program statutes and regulations are applied primarily on an institutional basis. The HEA defines an “institution” as a main campus and its additional locations. Pursuant to this definition, ED recognizes the Company as owning and operating sixteen institutions (“OPE IDs”), organized as follows:

Institution	Main Campus	Additional Campuses (if any)
Universal Technical Institute of Arizona	Universal Technical Institute, Avondale, Arizona	Universal Technical Institute, Lisle, Illinois;
Universal Technical Institute, Long Beach, California;
Universal Technical Institute, Miramar, Florida; Universal Technical Institute, Rancho Cucamonga, California;
NASCAR Technical Institute, Mooresville, North Carolina
Universal Technical Institute of Phoenix	Universal Technical Institute DBA Motorcycle Mechanics Institute, Motorcycle & Marine Mechanics Institute, Avondale, Arizona	Universal Technical Institute, Sacramento, California;
Universal Technical Institute, Orlando, Florida for the following divisions:
Motorcycle Mechanics Institute, Orlando, Florida; Marine Mechanics Institute, Orlando, Florida; Automotive, Orlando, Florida
Universal Technical Institute of Texas	Universal Technical Institute, Houston, Texas	Universal Technical Institute, Exton, Pennsylvania; Universal Technical Institute, Dallas/Ft. Worth, Texas; Universal Technical Institute, Bloomfield, New Jersey; Universal Technical Institute, Austin, Texas
Michigan Institute of Aeronautics	MIAT College of Technology, Canton, Michigan	MIAT College of Technology, Houston, Texas
Concorde Career College, North Hollywood, California	Concorde Career College, North Hollywood, California
Concorde Career College, San Diego, California	Concorde Career College, San Diego, California
Concorde Career College, Garden Grove, California	Concorde Career College, Garden Grove, California
Concorde Career College, San Bernardino, California	Concorde Career College, San Bernardino, California
Concorde Career College, Aurora, Colorado and Dallas, Texas	Concorde Career College, Aurora, Colorado	Concorde Career College, Dallas, Texas
Concorde Career College, Portland, Oregon	Concorde Career College, Portland, Oregon
Concorde Career Institute, Jacksonville, Florida	Concorde Career Institute, Jacksonville, Florida	Concorde Career Institute, Orlando, Florida
Concorde Career College, Memphis, Tennessee and Southaven, Mississippi	Concorde Career College, Memphis, Tennessee	Concorde Career College, Southaven, Mississippi
Concorde Career Institute, Tampa, Florida	Concorde Career Institute, Tampa, Florida
Concorde Career Institute, Miramar, Florida	Concorde Career Institute, Miramar, Florida
Concorde Career College, Kansas City, Missouri and San Antonio, Texas	Concorde Career College, Kansas City, Missouri	Concorde Career College, San Antonio, Texas
Concorde Career College, Grand Prairie, Texas	Concorde Career College, Grand Prairie, Texas

To obtain and maintain certification as eligible to participate in Title IV Programs, institutions must demonstrate ongoing compliance with the HEA and its extensive and complex implementing regulations; regulations that ED frequently revisits, revises, and expands. Because all of our institutions are certified to participate in Title IV Programs, they must all comply with this complex framework of statutes, regulations, and guidance, and undergo detailed oversight and review. Below, we discuss the core components of the Title IV Programs’ regulatory framework.
Eligibility and Recertification

All institutions participating in the Title IV Programs must first establish their eligibility to do so. The Program Participation Agreement (“PPA”) document serves as ED’s formal recognition that an institution and its associated additional locations have satisfied this requirement and are authorized to participate in Title IV Programs for a specified period of time. An institution seeking to expand its activities in certain ways, such as opening an additional location or raising the highest academic credential it offers, must obtain approval from ED. Every institution is also required to periodically renew its certification by applying for continued certification before its current term of certification expires. Terms of certification are typically six years but can be three years or shorter. Each of our institutions participates in the Title IV Programs through a PPA. Those institutions that recently have been acquired (MIAT and Concorde) participate pursuant to a provisional PPA, which is standard for institutions that have recently undergone a change in ownership or control. A provisional PPA attaches additional requirements and limitations to participation for the duration of the provisional period, which typically is three years.

The 90/10 Rule

As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to comply with the 90/10 rule. Under the 90/10 rule, to remain eligible to participate in the federal student aid programs, a proprietary institution must derive at least 10% of their revenue from sources other than “Federal education assistance funds.” “Federal education assistance funds” are defined as “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution.”

We regularly monitor compliance with the 90/10 requirement to minimize the risk that any of our institutions would derive more than the allowable maximum percentage of its revenue from Title IV Programs for any fiscal year. As of September 30, 2023, our institutions’ annual Title IV percentages as calculated under the current 90/10 rule ranged from approximately 57% to approximately 86%.

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

The following tables set forth the most recent three-year cohort default rates for our institutions:

	Three-Year Cohort Default Rates for
	Cohort Years Ended September 30, (1)
Institution:	2020(2)	2019(2)	2018
Universal Technical Institute of Arizona	0%	3.1%	11.9%
Universal Technical Institute of Phoenix	0%	3.7%	11.9%
Universal Technical Institute of Texas	0%	2.7%	12.1%
MIAT College of Technology(3)(4)	0%	1.9%	15.4%
Concorde Career College - North Hollywood, California	0%	3.6%	8.8%
Concorde Career College - San Diego, California	0%	3.7%	11.2%
Concorde Career College - Garden Grove, California	0%	3.7%	10.6%
Concorde Career College - San Bernardino, California	0%	4.9%	12.2%
Concorde Career College - Aurora, Colorado and Dallas, Texas	0%	2.9%	14.2%
Concorde Career College - Grand Prairie, Texas(3)	0%	6.7%	17.2%
Concorde Career College - Kansas City, Missouri and San Antonio, Texas(3)	0%	4.2%	19.2%
Concorde Career College - Memphis, Tennessee and Southaven, Mississippi(3)	0%	4.7%	16.8%
Concorde Career Institute - Jacksonville, Florida and Orlando, Florida	0%	4.0%	13.6%
Concorde Career Institute - Miramar, Florida(3)	0%	5.3%	18.0%
Concorde Career Institute - Tampa, Florida	0%	3.7%	13.4%
Concorde Career College - Portland, Oregon	0%	2.9%	9.3%

All proprietary postsecondary institutions (5)	0%	3.1%	11.2%
(1)     Based on information published by ED.
(2)    Due to the COVID-19 pandemic, ED paused all loan payments from March 13, 2020 through October 1, 2023. This has significantly decreased the default rates starting with the 2019 Cohort and resulted in 0% for the 2020 Cohort.
(3) As of September 30, 2023, these institutions were subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers due to a three-year cohort default rate that was 15% or greater for one of the three most recent years.
(4) We completed the acquisition of MIAT on November 1, 2021 and Concorde on December 1, 2022. As a result, the cohort default rates presented here relate to periods prior to our ownership. However, because these rates affect our current collection timing on disbursements of federal student loans, we have included the rates within the table.
(5) Includes other proprietary institutions beyond the Company.
An institution whose cohort default rate exceeds 30% in consecutive fiscal years may be subject to conditions and restrictions and will lose eligibility if the rate remains above 30% three years in a row. An institution also will lose eligibility if its rate exceeds 40% for any fiscal year. As demonstrated in the table above, none of our institutions had a three-year cohort default rate of 30% or greater for 2020, 2019, or 2018, which are the three most recent FFYs with published rates. An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers.

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

ED has historically evaluated the financial condition of our institutions on a consolidated basis based on the financial statements of Universal Technical Institute, Inc. as the parent company. ED’s regulations permit ED to examine the financial statements of Universal Technical Institute, Inc., the financial statements of each institution and the financial statements of any related party. ED has required us to provide certain information on a regular basis following our issuance of preferred stock on June 24, 2016, and we continue to provide monthly reports to ED pursuant to such direction. For our year ended September 30, 2023, we calculated our composite score to be 1.6. However, the composite score calculations and resulting requirements imposed on our institutions are subject to determination by ED once it receives and reviews our audited financial statements.

Between composite score calculations, ED also will reevaluate the financial responsibility of an institution following the occurrence of certain “triggering events,” which must be timely reported to the agency. ED may determine that an institution is not able to meet its financial or administrative obligations if a triggering event occurs.

Borrower Defense to Repayment

Under the HEA and its implementing regulations, students may file a claim with ED to discharge their federal Direct Loans (or Direct Consolidated Loans) if, generally, their institution misled them or engaged in other misconduct related to the making of their federal loans or the provision of their educational services. This is referred to as a “borrower defense to repayment” or “BDR” claim. On November 1, 2022, the Biden administration promulgated a revised version of the BDR rule, which took effect on July 1, 2023. On August 7, 2023, the U.S. Court of Appeals for the Fifth Circuit issued a nationwide injunction, postponing the implementation of the borrower defense and closed school provisions of the new rule. The stay on the borrower defense and closed school provisions will remain in effect at least until the Fifth Circuit issues an order as to the pending motions that are on appeal. Until that time, the previous versions of the borrower defense and closed school provisions are in effect.

On June 22, 2022, ED reached a settlement in the case titled Sweet v. Cardona. For any borrower who attended Concorde, as well as 152 other named schools, and had a BDR claim pending as of June 22, 2022, the borrower will receive “Full Settlement Relief.” Full Settlement Relief means that the federal student loan(s) associated with the borrower’s attendance at the school will be discharged, ED will refund any amounts paid to ED on those loans, and the credit tradeline for those loans will be deleted from the borrower’s credit report. Concorde’s inclusion as a named institution in the Sweet settlement is not a finding of misconduct and does not constitute evidence that could or would be considered in an action by ED against Concorde.

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

Incentive Compensation

The “incentive compensation” prohibition forbids institutions from providing any commission, bonus, or other incentive payment based in any part, directly or indirectly, on success in securing enrollments or the award of financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. We believe our compensation practices for our admissions representatives comply with the current regulations and ED’s guidance. We will continue to evaluate other compensation options under these regulations and guidance.

Title IV Program Rulemakings
ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which the agency revisits, revises, and expands the complex and voluminous Title IV Program regulations. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships. ED has recently undertaken, or proposed to undertake, rulemakings on the following topics:
•Between October and December of 2021, the Affordability and Student Loans committee negotiated new rules relating to nine issue areas: (1) borrower defense to repayment, (2) closed school loan discharges, (3) total and permanent disability discharges, (4) false certification discharges, (5) income-driven loan repayment plans, (6) interest capitalization on Federal student loans, (7) pre-dispute arbitration and class action waiver clauses, (8) Pell Grants for prison education programs, and (9) Public Service Loan Forgiveness. Shortly thereafter, between January and March 2022, the Institutional and Programmatic Eligibility committee considered new rules relating to seven issue areas: (1) the 90/10 rule, (2) ability to benefit, (3) certification procedures for participation in Title IV Programs, (4) change of ownership and control, (5) financial responsibility, (6) gainful employment, and (7) standards of administrative capability.
•On October 28, 2022, ED published a final rule amending regulations governing Pell Grants for prison education programs, the 90/10 rule, and changes in ownership and control, effective July 1, 2023. On November 1, 2022, ED published a final rule governing borrower defense to repayment claims, closed school loan discharges, pre-dispute arbitration and class action waiver clauses, interest capitalization on Federal student loans, Public Student Loan Forgiveness, total and permanent disability discharges, and false certification discharges, also effective July 1, 2023.
•On October 10, 2023, ED published a final rule related to financial value transparency and gainful employment, effective July 1, 2024. On October 31, 2023, ED published final rules relating to (1) financial responsibility, (2) administrative capability, (3) certification procedures; and (4) ability to benefit, effective July 1, 2024
•ED has announced plans to convene another round of negotiated rulemaking in the coming months. Potential topics for these rulemaking sessions include: (1) accreditation and related issues; (2) institutional eligibility, including State authorization; (3) third-party servicers and related issues; (4) distance learning; (5) return of Title IV funds; (6) cash management; (7) the use of deferments and forbearances; (8) the Federal TRIO programs; and (9) student loan debt relief.
ED Non-Discrimination Rulemakings

As a condition of receiving federal financial assistance, we are responsible for complying with applicable laws and regulations promulgated by ED regarding non-discrimination. On July 12, 2022, ED published a proposed rule to amend the regulations implementing Title IX of the Education Amendments of 1972. This proposed rule, which represents a significant revision of the current rules, is expected to arrive in final form in late 2023. ED also has indicated that it will be proposing a rule to amend regulations related to nondiscrimination on the basis of disability.

Other Benefit or Aid Programs
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
Department of Veterans Affairs Benefit Programs

Some of our students receive financial aid from VA benefit programs. In 2023, we derived approximately 10% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA, including that the institution report on the enrollment status of eligible students; maintain student records and make such records available for inspection; follow rules applicable to the individual benefits programs; and comply with applicable limits on the percentage of students receiving certain veterans’ benefits on a program and campus basis.

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
State Financial Aid Programs
Some states provide financial aid to our students in the form of grants, loans or scholarships. The UTI campuses in Long Beach, Rancho Cucamonga and Sacramento, California, as well as the Concorde campuses in Garden Grove, North Hollywood, and San Diego, California for example, are currently eligible to participate in the Cal Grant program. All of our institutions must comply with the eligibility and participation requirements applicable to each of these state financial aid programs.

Regulatory Approval of Acquisitions

When we acquire an institution, the acquired school typically experiences a change of control under the standards of applicable federal and state agencies, including its institutional accreditor and ED. These agencies have varying processes and criteria for evaluating a change of control and may elect to attach conditions to the continued approval of the acquired school following the closing of the transaction. The approvals granted by ED after completing the acquisition of both MIAT and Concorde, for example, include increased reporting and notification obligations, as well as requirements that neither school group may add new programs or locations, or change existing programs. Existing program content at each school group may be changed so long as the credit and contact hours reported to ED do not change. And existing campuses may be moved to new locations in the area. This allows schools to keep program content current and to relocate to improved facilities. Such restrictions on new campuses and programs typically remain in place for the time required for ED to review two years of audited financials for the acquired school under the new ownership.
Consumer Protections Laws and Regulations
As a postsecondary educational institution, we are subject to a broad range of consumer protection and other laws, such as those that relate to recruiting, marketing, the protection of personal information, student financing and payment servicing. Such laws and regulations are enforced by federal agencies including the Federal Trade Commission (“FTC”) and the Consumer Financial Protection Bureau (“CFPB”) and various state agencies and state attorneys general.
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
As detailed in “Business - Regulatory Environment,” our institutions are subject to extensive regulatory requirements imposed by a wide range of federal and state agencies, as well as by our institutional accreditor. These requirements, which are subject to frequent change, cover virtually every aspect of our schools’ operations. The approvals granted by these entities permit our schools to operate and to participate in a variety of government-sponsored financial aid programs, including Title IV Programs, from which we derived approximately 67% of our revenues, on a cash basis, in fiscal year 2023. If our institutions fail to comply with any of these regulatory requirements, our regulators could take an array of actions, including, without limitation, issuing fines or penalties, requiring reimbursement for discharged loan obligations, requiring a letter of credit, halting certain business practices, or suspending or terminating our eligibility to participate the Title IV Programs. Any such adverse action could adversely affect our cash flows, results of operations and financial condition, and could include the imposition of significant operating restrictions upon us. It could also result in negative publicity that could negatively affect student enrollment. We cannot predict with certainty how each regulatory body will apply its requirements or whether each of our schools will be able to comply with all of the requirements in the future.
Failure to maintain eligibility to participate in Title IV Programs could materially and adversely affect our business.
Title IV Program requirements, as described in “Business - Regulatory Environment-Title IV Programs,” are complex, at times imprecise, and subject to changing interpretations. In the event an institution violates these requirements, ED could impose sanctions or limitations, or terminate an institution’s Title IV Program eligibility. Forms of noncompliance that could result in sanctions or limitations, or cause the institution to lose its eligibility to participate in some or all Title IV Programs, include, without limitation, failures to: maintain state authorizations; maintain institutional accreditations; satisfy ED’s administrative capability standards; satisfy ED’s loan default rate thresholds; correctly calculate and timely return unearned Title IV Program funds received for students who withdraw before completing their educational programs; correctly determine whether students are making satisfactory academic progress in their programs and, as such, remain eligible to receive Title IV Program funds; satisfy ED’s financial responsibility standards; and comply with the 90/10 rule, the substantial misrepresentation rules or the incentive compensation rule. Certain actions or reviews may also be triggered automatically based on ED’s standards. Types of sanctions or limitations ED might impose upon an institution include, without limitation: requiring the repayment of Title IV Program funds; imposing a less favorable payment system for the institution’s receipt of Title IV Program funds; placing an institution on provisional certification status; commencing a proceeding to impose a fine or to limit, suspend, or terminate the institution’s participation in Title IV Programs; or declining to renew the institution’s program participation agreement. Such sanctions or limitations, including the loss of Title IV Program eligibility by any of our current or future institutions, could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition. Failure to maintain state authorizations or institutional accreditation could also preclude participation in Title IV Programs. For more information, see “Business - Regulatory Environment - Title IV Programs.”
Current and future Title IV Program regulations arising out of negotiated rulemakings could materially and adversely affect our business.
ED is almost continuously engaged in negotiated rulemakings, which is the process by which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. These regulations also are frequently challenged through litigation, creating significant uncertainty as to when and what part of the regulations have taken effect, how they should be implemented, and how they will be interpreted and enforced. New Borrower Defense to Repayment or Gainful Employment regulations, in particular, may increase risks of financial liability or reputational harm. We devote significant effort to understanding the effects of these regulations on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships. However, we cannot predict with certainty how these new and developing regulatory requirements will be applied or whether each of our schools will be able to comply with all of the requirements in the future. Significant negotiated rulemakings that could materially and adversely affect our business are discussed in “Business - Regulatory Environment - Title IV Program Rulemakings.”
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
Congress periodically revises the HEA and other laws, and enacts new laws, governing Title IV Programs and determining the funding level for each Title IV Program. Congress most recently reauthorized the HEA in 2008. Despite repeated attempts, Congress has not completed a full reauthorization since then. In addition to HEA reauthorization, policies directly related to Title IV Programs and funding for those programs may be impacted by the annual budget and appropriations process as well as by other legislation. Additionally, a shutdown of government agencies, such as ED, responsible for administering student financial aid programs under Title IV could lead to delays in student eligibility determinations and delays in origination and disbursement of government-funded student loans to our students. Any action by Congress that significantly affects Title IV Programs or the ability of our schools or students to receive funding through these programs or places restrictions on the use of funds received by an institution through these programs could have a material adverse effect on our operations, cash flows, results of operations, or financial condition. Such action may occur during HEA reauthorization as part of separate technical amendments to the HEA or during Congress’ annual budget and appropriations cycle. These uncertainties could reduce our student population, revenues and/or profit margin.

Continued or increased examination of the for-profit education sector could result in further legislation, appropriations, regulations, and enforcement actions that could materially and adversely affect our business.
Over the last decade, Congress and state legislatures have focused significantly on for-profit education institutions, specifically regarding participation in Title IV Programs and DOD oversight of tuition assistance for military service members attending for-profit colleges. Continued or increased Congressional activity could result in the enactment of more stringent legislation, further rulemakings affecting participation in Title IV Programs and other governmental actions, increasing regulation of the for-profit sector. In addition, concerns generated by this activity may adversely affect enrollment in for-profit educational institutions such as ours. Any laws that are adopted that limit our or our students’ participation in Title IV Programs or in programs to provide funds for active duty service members and veterans or the amount of student financial aid for which our students are eligible, or any decreases in enrollment related to the Congressional activity concerning this sector, could have a material adverse effect on our operations, cash flows, results of operations, or financial condition.
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
Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance by government agencies, regulatory agencies and third parties alleging noncompliance with applicable standards. Each of our institutions’ administration of Title IV Program funds must be audited annually by independent accountants and the resulting audit report must be submitted to ED for review. Moreover, we may be subject to program reviews from ED or a compliance audit as a condition of participation in the Higher Education Emergency Relief Fund (“HEERF”). We are also subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, alleged violations of federal and state laws, including consumer protection laws applicable to activities of postsecondary educational institutions, false claims made to the federal government and routine employment matters. We may also face borrower defense to repayment claims or complaints from students or prospective students. While we are committed to strict compliance with all applicable laws, regulations, and accrediting standards, if the results of government, regulatory or third party reviews or proceedings are unfavorable to us, or if we are unable to successfully defend against lawsuits or claims, we may be required to pay monetary damages, be held liable for a student’s discharged debt, or be subject to fines, limitations, loss of regulatory approvals or Title IV Program funding or other federal and state funding, injunctions or other penalties. We could also incur substantial legal costs that are not covered or are in excess of our insurance coverage. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Additionally, given the significant public scrutiny being placed on the sector we operate in, numerous state attorneys general have initiated investigations of for-profit schools operating in their state. Changes occurring at the federal or state level, as well as our financial performance in recent years, may spur further action or additional reporting requirements by state attorneys general, Congressional leadership or state licensing bodies.
We cannot predict the outcome of unsettled matters, and we may incur significant defense costs and other expenses in connection with them in excess of our insurance coverage related to these matters. We may be required to pay substantial damages, settlement costs or fines or penalties. Such costs and expenses could have a material adverse effect on our business, cash flows, results of operations and financial condition and could also result in negative publicity that could negatively affect student enrollment. An adverse outcome in any of these matters could also materially and adversely affect our licenses, accreditation and eligibility to participate in Title IV Programs.
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
Further, ED and applicable state education agencies and accrediting agencies could impose material conditions or restrictions on us and the acquired institution or the additional location, including, but not limited to, a material letter of credit, limitations or prohibitions on the ability to add new campuses or add or change educational programs, placement of the institution on the heightened cash monitoring or reimbursement method of payment and reporting and notification requirements. Additionally, an acquired institution may have known or unknown instances of noncompliance with federal, state or accrediting agency requirements, including, but not limited to, noncompliance with requirements included in the borrower defense to repayment regulations that could result in liabilities, sanctions, or material conditions or restrictions that we may inherit by acquiring the institution. Further, our due diligence efforts relating to institutions that we intend to acquire may be unsuccessful and fail to identify noncompliance or other facts that could result in liabilities, sanctions, or material conditions or restrictions. The imposition of liabilities, sanctions, or material conditions or restrictions by one or more regulators could impair our ability to operate the acquired institution or open the additional location as planned or to realize the anticipated benefits from the acquisition of that institution or the opening of the additional location.
If regulators do not approve additional or revised programs, it could have an adverse effect on our academic or operational initiatives.
A student may only use Title IV Program funds to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Our expansion plans are based, in part, on our ability to add new educational programs at our existing institutions. Generally, an institution that is eligible to participate in Title IV Programs, and is not provisionally certified, may obtain ED approval if the new program is licensed by the applicable state agency and accredited by an agency recognized by ED. However, ED, or state education agencies, and our accreditors could decline to approve a new program or impose material conditions or restrictions on us. Any such denial or material limitation could have a material adverse effect on our operations, cash flows, results of operations, or financial condition.
If regulators do not approve or delay their approval of transactions involving a change of control of our company or any of our schools, our ability to participate in Title IV Programs may be impaired.
If we or any of our schools experience a change of control under the standards of applicable federal and state agencies, our accrediting commissions or ED, we or the affected schools must seek the approval of the relevant regulatory agencies. These agencies do not have uniform criteria for what constitutes a change of control. Transactions or events that constitute a change of control include significant acquisitions or dispositions of our common stock or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from ED, our accrediting commission or any state in which our schools are located would impair our ability to participate in Title IV Programs, which would have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition. Our failure to obtain, or a delay in obtaining, approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock.
If our vendors do not comply with Title IV Program regulations, our business could be harmed and our ability to participate in Title IV Programs may be impaired.
The failure of any of our vendors charged with administering any aspect of our participation in the Title IV Programs could lead to fines and the loss of eligibility to participate in Title IV Programs. Such outcomes could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.
Failure to comply with private education loan requirements may impair out business.
Concorde offers students the opportunity to finance all or part of their education using institutional credit, including retail installment contracts. If such arrangements qualify as a “private education loan” under federal law, a multitude of regulations must be followed, including from ED and the CFPB. State attorneys general and other regulators also scrutinize such arrangements. Failure to comply with regulatory requirements could have a material adverse effect on our business, cash flows, results of operations and financial condition, and could also result in negative publicity that could negatively affect student enrollment.
Risks Related to Our Business
Failure to execute on our growth and diversification strategy.
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
We may consider selective acquisitions in the future. We may not be able to complete any acquisitions on favorable terms or, even if we do, we may not be able to successfully integrate the acquired businesses into our business. Integration challenges include, among others, regulatory approvals, significant capital expenditures, assumption of known and unknown liabilities, our ability to control costs and our ability to integrate new personnel. The successful integration of future acquisitions may also require substantial attention from our senior management and the senior management of the acquired schools, which could decrease the time that they devote to the day-to-day management of our business. If we do not successfully address risks and challenges associated with acquisitions, including integration, future acquisitions could harm, rather than enhance, our operating performance. Additionally, if we consummate an acquisition, our capitalization and results of operations may change significantly. A future acquisition could result in the incurrence of debt and contingent liabilities, an increase in interest expenses, amortization expenses, goodwill and other intangible assets, charges relating to integration costs or an increase in the number of shares outstanding. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school’s participation in federal student financial aid programs until it obtains ED’s approval. These results could have a material adverse effect on our cash flows, results of operations and financial condition or result in dilution to current stockholders.

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
We have extensive industry relationships that we believe afford us significant competitive strength and support our market leadership. These relationships enable us to support enrollment in our core programs by attracting students through brand name recognition and the associated prospect of high-quality employment opportunities. Additionally, these relationships allow us to diversify funding sources, expand the scope and increase the number of programs we offer and reduce our costs and capital expenditures due to the fact that, pursuant to the terms of the underlying contracts with manufacturer brand partners, we provide a variety of specialized training programs and typically do so using tools, equipment and vehicles provided by the manufacturer brand partners. These relationships also provide additional incremental revenue opportunities from training the employees of our industry customers. Our success depends in part on our ability to maintain and expand our existing industry relationships and to enter into new industry relationships. Certain of our UTI segment’s existing industry relationships, including those with American Honda Motor Company, Inc.; Mercury Marine, a division of Brunswick Corporation; Volvo Penta of the Americas, Inc. and Yamaha Motor Corporation, USA, are not memorialized in writing and are based on verbal understandings. As a result, the rights of the parties under these arrangements are less clearly defined than they would be had they been in writing. Additionally, certain of our written agreements may be terminated without cause by the OEM. Finally, certain of our existing industry relationship agreements expire within the next six months. We are currently negotiating to renew these agreements and intend to renew them to the extent we can do so on satisfactory terms. The reduction or elimination of, or failure to renew any of our existing industry relationships, or our failure to enter into new industry relationships, could impair our ability to attract and retain students, require additional capital expenditures or increase expenses and have a material adverse effect on our cash flows, results of operations and financial condition.
Our success depends in part on our ability to update and expand the content of existing programs and develop and integrate new programs in a cost-effective manner and on a timely basis.
Prospective employers of our graduates demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the transportation, skilled trades, energy and healthcare industries Accordingly, educational programs at our schools must keep pace with those technological advancements. Additionally, the method used to deliver curriculum has evolved to include online delivery. The updates to our existing programs and the development of new programs, and changes in the method in which we deliver them, may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as the industries we serve require or as quickly as our competitors. If we are unable to adequately respond to changes in market requirements due to unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired and our graduate employment rates could suffer.

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

Our term loans and revolving credit facility impose various restrictions and contain customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations and certain limitations on restricted payments; and limitations on liens, encumbrances and indebtedness. If we fail to comply with the covenants or payments specified in the agreements, the lenders could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. The amount of our outstanding indebtedness could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.
Competition could decrease our market share and create tuition pricing concerns.
The postsecondary education market is highly competitive. We continue to experience a high level of competition for higher quality students not only from similar programs, but also from the overall employment market and the military. Some traditional public and private colleges, universities and community colleges, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. We compete with local community colleges for students seeking programs that are similar to ours, mainly due to local accessibility, low tuition rates and in certain cases free tuition. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools.
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
The awareness of our programs among high school graduates, military personnel and working adults seeking advanced training is critical to the continued acceptance and growth of our programs. Factors that could impact our ability to increase such awareness include: continued school district limitations on access to students by for-profit institutions; actions that would limit our access to military bases and installations; and our failure to maintain relationships with automotive, diesel, collision repair, motorcycle and marine manufacturers and suppliers, as well as hospitals, long-term care facilities and medical and dental offices. Our inability to continue to develop awareness of our programs could reduce our enrollments, which could have a material adverse effect on our cash flows, results of operations and financial condition.
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

The software that underlies our student management and reporting for our UTI schools has been developed primarily by our own employees. The reliability and continuous availability of this internal system and related integrations are critical to our business. Any interruptions that hinder our ability to timely deliver our services, or that materially impact the efficiency or cost with which we provide these services, or our ability to attract and retain computer programmers with knowledge of the appropriate computer programming language, would adversely affect our reputation and profitability and our ability to conduct business and prepare financial reports.

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

Our revolving credit facility and a portion of our term loans bear interest at variable rates. For our term loans, we entered into interest rate swap agreements with the lenders at the time of inception that effectively fix the interest rates on 50% of the principal amount of the loan. However, increases in interest rates with respect to any amount of our debt not covered by the interest rate swaps could increase the cost of servicing our debt and could reduce our profitability and cash flows. Such increases may occur from changes in regulatory standards or industry practices.

Restrictions on, the inability to offer, or degraded collection performance for our proprietary loan program could have a negative effect on our results of operations.

The proprietary loan program offered by the UTI and MMI brand schools enables students who have utilized all available government-sponsored or other financial aid and have not been successful in obtaining private loans from other financial institutions, for independent students, or PLUS loans, for dependent students, to borrow a portion of their tuition if they meet certain criteria.

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

A state chartered bank with a small market capitalization originates loans under the proprietary loan program for the UTI and MMI brand schools. If the bank no longer provides service under the contract, we do not currently have an alternative bank to fulfill the demand. There are a limited number of banks that are willing to participate in a program such as the proprietary loan program. The time it could take us to replace the bank could result in an interruption in the loan origination process, which could result in a decrease in our student populations. Furthermore, a single company processes loan applications and services the loans under the proprietary loan program. There is a 90-day termination clause in the contract under which they provide these services. If this company were to terminate the contract, we could experience an interruption in loan application processing or loan servicing, which could result in a decrease in our student populations.

We have goodwill, which may become impaired and subject to a write-down.

Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which might result from the deterioration in the operating performance of acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge is recognized as an expense in the period in which impairment is identified. Our total recorded goodwill was $28.5 million as of September 30, 2023 resulted from our MMI, MIAT and Concorde acquisitions. We perform our annual goodwill impairment assessment as of August 1 of each fiscal year. Future assessments of goodwill could result in reductions. Any reduction in net income and operating income resulting from the write-down or impairment of goodwill could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our common stock, we may be required to impair goodwill in future periods.
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
We teach our UTI, MMI and Concorde programs at campus locations in Jacksonville, Orlando, Miramar, and Tampa, Florida, all areas that can experience tropical storms and hurricanes, severe storms, floods, coastal storms, tornadoes and power outages. We also have seven campus locations in California and seven campus locations in Texas, all in areas that have historically been susceptible to severe weather events.
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
The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions globally. The extent to which a similar pandemic may impact our business and operations will depend on a variety of factors beyond our control, including the actions of governments, businesses and other enterprises in response to the pandemic, the effectiveness of those actions, and vaccine availability, distribution and adoption, all of which cannot be predicted with any level of certainty.
Risks Related to Investing in Our Common Stock

Holders of our Series A Preferred Stock own a significant percentage of our capital stock, are able to influence and control certain corporate matters and could in the future substantially dilute the ownership interest of holders of our common stock.

On June 24, 2016, we entered into a purchase agreement pursuant to which we sold 700,000 shares of Series A Preferred Stock to Coliseum Holdings I, LLC (“Coliseum Holdings”), and filed a Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware.

If fully converted, the shares of Series A Preferred Stock are convertible into 20,296,847 shares of common stock. Holders of shares of Series A Preferred Stock are entitled to vote with the holders of shares of common stock and any other class or series similarly entitled to vote with the holders of common stock and not as a separate class, at any annual or special meeting of stockholders, and may act by written consent in the same manner as the holders of common stock, on an as converted basis. Shares of Series A Preferred Stock are convertible to common stock at any time at the option of the holder, subject to the Continuing Caps. See Note 18 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for a discussion of the “Continuing Caps.”

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

The following sets forth certain information relating to our campuses and corporate headquarters as of September 30, 2023. Many of the leases are renewable for additional terms at our option. Our facilities are utilized consistent with management’s expectations, and we believe such facilities are suitable and adequate for currently identifiable requirements and that additional space, if needed, can be obtained on commercially reasonable terms to meet any future requirements.

Location	Brand	Approximate Square Footage	Leased or Owned	Lease Expiration Date
Campus locations:
Arizona (Avondale)	UTI/MMI	283,000	Owned	N/A
California (Garden Grove)	Concorde	45,000	Leased	March 2032
California (Long Beach)	UTI	137,000	Leased	August 2030
California (North Hollywood)	Concorde	35,000	Leased	May 2027
California (Rancho Cucamonga)	UTI	148,000	Leased	September 2031
California (Sacramento)	UTI	117,000	Leased	February 2033
California (San Bernardino)	Concorde	48,000	Leased	March 2028
California (San Diego)	Concorde	34,000	Leased	January 2027
Colorado (Aurora)	Concorde	55,000	Leased	December 2025
Florida (Jacksonville)	Concorde	46,000	Leased	December 2027
Florida (Miramar)	UTI	103,000	Leased	March 2032
Florida (Miramar)	Concorde	33,000	Leased	April 2028
Florida (Orlando)(1)	UTI/MMI	154,000	Owned	N/A
Florida (Orlando)(1)	UTI/MMI	34,000	Leased	March 2031
Florida (Orlando)	Concorde	41,000	Leased	April 2030
Florida (Tampa)	Concorde	30,000	Leased	January 2027
Illinois (Lisle)	UTI	187,000	Owned	N/A
Michigan (Canton)	MIAT	125,000	Leased	April 2036
Mississippi (Southaven)	Concorde	23,000	Leased	March 2027
Missouri (Kansas City)	Concorde	40,000	Leased	June 2032
Missouri (St. Joseph)	Concorde	50,000	Leased	June 2036
New Jersey (Bloomfield)	UTI	102,000	Leased	December 2030
North Carolina (Mooresville)	NASCAR Tech	146,000	Leased	October 2030
Oregon (Portland)	Concorde	33,000	Leased	July 2034
Pennsylvania (Exton)	UTI	129,000	Leased	October 2029
Tennessee (Memphis)	Concorde	72,000	Leased	August 2031
Texas (Austin)	UTI	107,000	Leased	October 2032
Texas (Dallas)	Concorde	47,000	Leased	March 2031
Texas (Dallas/Ft. Worth)	UTI	95,000	Owned	N/A
Texas (Houston)	UTI	172,000	Owned	N/A
Texas (Houston)	MIAT	54,000	Leased	June 2029
Texas (Grand Prairie)	Concorde	50,000	Leased	January 2029
Texas (San Antonio)	Concorde	48,000	Leased	February 2025
Other locations:
Arizona (Phoenix)	UTI and Corporate	21,000	Leased	February 2027
Missouri (Kansas City)(2)	Concorde	23,000	Leased	May 2027
Missouri (Overland Park)(2)	Concorde	8,000	Leased	November 2030

(1)    In March 2023, we purchased the three primary buildings and the associated land at our UTI Orlando, Florida campus, which was previously leased, for approximately $26.2 million, including closing costs and other fees. There is one remaining building that is still leased through March 2031.
(2)    In June 2023, we executed a lease for a new, smaller corporate headquarters for our Concorde segment in Overland Park, Missouri. In July, we vacated our previous office location in Kansas City, Missouri.
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

The closing price of our common stock as reported by the NYSE on November 28, 2023 was $11.62 per share. As of November 28, 2023, there were 14 holders of record of our common stock.

Dividends

On June 9, 2016, our board of directors voted to eliminate the quarterly cash dividend on our common stock. Any future common stock dividends require the approval of a majority of the voting power of the Series A Preferred Stock.

We continuously evaluate our cash position in light of growth opportunities, operating results and general market conditions.

Repurchase of Securities

On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We did not repurchase any shares during the year ended September 30, 2023.

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference in such filing.

The graph below compares our annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Russell 2000 Index and our peer group index. The peer group consists of the companies identified below, which were selected on the basis of similar nature of their business. This presentation assumes that $100 was invested in shares of the relevant issuers on September 30, 2018, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

CRSP Total Returns Index for:	09/2018	09/2019	09/2020	09/2021	09/2022	09/2023
Universal Technical Institute, Inc.	$100.00	$204.51	$190.98	$254.14	$204.51	$315.00
Russell 2000	100.00	91.11	91.47	135.08	103.34	112.56
Peer Group	100.00	90.66	66.46	67.91	59.91	76.44

Companies in the Self-Determined Peer Group:
Adtalem Global Education, Inc.	Perdoceo Education Corporation
American Public Education, Inc.	Strategic Education, Inc.
Lincoln Educational Services Corporation

Notes:
•The lines represent monthly index levels derived from compounded daily returns that include all dividends.
•The indexes are reweighted daily, using the market capitalization on the previous trading day.
•If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•The index level for all series was set to $100 on September 30, 2018.
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

In conjunction with the Concorde acquisition on December 1, 2022, we redefined our reporting structure into two reportable segments as follows:

Universal Technical Institute (“UTI”): UTI operates 16 campuses located in nine states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs under brands such as Universal Technical Institute, Motorcycle Mechanics Institute, Marine Mechanics Institute, NASCAR Technical Institute, and MIAT College of Technology (“MIAT”). UTI also offers manufacturer specific advanced training programs (“MSAT”), which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers. UTI works closely with multiple original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals.

Concorde Career Colleges (“Concorde”): Concorde operates 17 campuses located in eight states and online, offering degree, non-degree, and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs “Concorde Career College;” where allowed by State regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study.

“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. In prior years, these costs were allocated across our former “Postsecondary Education” reportable segment and “Other” category based upon compensation expense. See Note 22 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for additional details on our segments.

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

We believe that our industry-focused educational model and national presence has enabled us to develop valuable industry relationships, which provide us with significant competitive advantages and supports our market leadership, and enables us to provide highly specialized education to our students, resulting in enhanced employment opportunities and the potential for higher wages for our graduates.

Revenues

Our revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds to students who withdraw from our programs prior to specified dates. Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2023, 2022 and 2021, respectively, consisted of gross tuition. We supplement our tuition and fee revenues with additional revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Tuition revenue and fees generally vary based on the average number of students enrolled and average tuition charged per program.

For students at our UTI and MMI branded schools, we offer a proprietary loan program, where we provide the students who participate in this program with extended payment terms for a portion of their tuition for up to ten years. UTI also provides dealer technician training or instructor staffing services to manufacturers where revenue is recognized as the transfer of services occurs.

Student Enrollment and Tuition

Average full-time enrollments vary depending on, among other factors, the number of continuing students at the beginning of a period, new student enrollments during the period, students who have previously withdrawn but decide to re-enroll during the period, and graduations and withdrawals during the period. Our average full-time enrollments are influenced by the:

•Attractiveness of our program offerings to high school graduates and potential adult students;
•Effectiveness of our marketing efforts;
•Depth of our industry relationships;
•Strength of employment markets and long-term career prospects;
•Quality of our instructors and student services professionals;
•Persistence of our students;
•Length of our education programs;
•Availability of federal and alternative funding for our programs; and
•Number of graduates of our programs who elect to attend the advanced training programs we offer and general economic conditions.

The introduction of additional program offerings at existing campuses and the opening of additional campuses is expected to influence our average full-time enrollment. UTI currently offers start dates at its campuses that range from every three to nine weeks throughout the year in the core programs. The number of start dates of UTI advanced training programs varies by the duration of those programs and the needs of the manufacturers that sponsor them. Concorde enrolls students throughout the year with core terms starting every month and clinical terms starting every ten weeks. Although Concorde operates year-round with lower seasonality than UTI, Concorde experiences population fluctuations dictated by their clinical programmatic accreditors and how many student starts are allowed and the time required between those starts.

Our tuition charges vary by type and length of our programs and the program level, such as core or advanced training. The UTI segment implemented tuition rate increases of up to 6.0%, 2.5% and 2.5% for each of the years ended September 30, 2023, 2022 and 2021, respectively, and the Concorde segment implemented a tuition rate increase of 3.0% for the year ended September 30, 2023. We regularly evaluate our tuition pricing based on individual campus markets, the competitive environment and ED regulations.

Financial Aid

Most students at our campuses rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV Programs and various veterans' benefits programs, to pay a substantial portion of their tuition and other education-related expenses. Approximately 67% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2023 as calculated under the 90/10 rule. Additionally, approximately 10% of our revenues, on a cash basis, were collected from funds distributed under various veterans' benefits programs for the year ended September 30, 2023.

The Company extends credit for tuition and fees, for a limited period of time, to the majority of our students. Our credit risk is mitigated through the students’ participation in federally funded financial aid and veterans' benefit programs unless students withdraw prior to the receipt by us of Title IV or veterans' benefit funds for those students. The financial aid and veterans' benefits programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions, including a suspension, limitation, placement on reimbursement status or termination proceeding, which could have a material adverse effect on our business.

If any of our institutions were to lose its eligibility to participate in federal student financial aid or veterans' benefit programs, the students at that institution, and other locations of that institution, would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. The receipt of financial aid and veterans’ benefit funds reduces the students’ amounts due to us and has no impact on revenue recognition, as the transfer relates to the source of funding for the costs of education which may occur through Title IV, veterans’ benefit or other funds and resources available to the student. Additionally, we bear all credit and collection risk for the portion of our student tuition that is funded through the proprietary loan program.

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

Selling, general and administrative expenses include: compensation and benefits, including stock-based compensation, of employees who are not directly associated with the provision of educational services, such as executive management, finance and central accounting, information technology, legal, human resources, marketing and student admissions; marketing and student enrollment expenses; professional services; bad debt expense; costs associated with the implementation and operation of our student management and reporting system; rent for our corporate office headquarters; depreciation and amortization of property and equipment that is not used in the provision of educational services; and other costs that are incidental to our operations. All marketing and student enrollment expenses are recognized in the period incurred. Costs related to the opening of new facilities, excluding related capital expenditures, are expensed in the period incurred or when services are provided.

2023 Overview

Student Metrics

	September 30, 2023	September 30, 2022	% Change
UTI
Total new student starts	14,181	13,374	6.0%
Average undergraduate full-time active students	12,614	12,838	(1.7)%
End of period undergraduate full-time active students	14,833	14,380	3.2%
Concorde
Total new student starts	8,432	—	100.0%
Average undergraduate full-time active students	7,654	—	100.0%
End of period undergraduate full-time active students	8,369	—	100.0%
Consolidated
Total new student starts	22,613	13,374	69.1%
Average undergraduate full-time active students	20,268	12,838	57.9%
End of period undergraduate full-time active students	23,202	14,380	61.3%

The increase in consolidated new student starts, average undergraduate full-time active students and end of period undergraduate full-time active students was due primarily to the acquisition of Concorde in December 2022. The new student starts for the UTI segment increased during the year, partially due to the opening of new campuses in Austin, Texas and Miramar, Florida during late fiscal 2022 and program expansion during both the current and prior year.
Our ability to start new students can be influenced by various factors including: the state of the general macro-economic environment and its impact on price sensitivity and the ability and willingness of students and their families to incur debt to fund their education; unemployment rates; competition; adverse media coverage; legislative, or regulatory actions and investigations by attorneys general and various agencies related to allegations of wrongdoing on the part of other companies within the education and training services industry, which can cast the aggregate “for-profit” education industry in a negative light; and pandemics and or other national, state or local emergencies as declared by various government authorities. For more information, see Item 1A. “Risk Factors.”
Operations
Our revenues for the year ended September 30, 2023 were $607.4 million, an increase of $188.6 million, or 45.0%, from the prior year. Excluding Concorde, which contributed $178.1 million of revenue between December 1, 2022 and September 30, 2023, UTI revenues increased 2.5% when compared to the prior year.
In fiscal 2023, we had operating income of $21.4 million, as compared to $22.4 million in the prior year, with the acquired Concorde segment contributing $10.5 million. Our operating expenses for fiscal 2023 were $586.0 million, a 47.8% increase over the prior year, with the acquired Concorde segment contributing $167.6 million. The remainder of the increase was primarily driven by the incremental cost of delivery associated with UTI new campus and program rollouts in the prior year, and both one-time and ongoing investments in support of our growth and diversification strategy. Productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on efficiency opportunities throughout our cost structure, while improving and investing in the overall student experience. Net income for the year ended September 30, 2023 was $12.3 million compared to $25.8 million in the prior year.
Business Strategy
Our business strategy has three key tenets: to grow the business by more deeply penetrating existing target markets and adding new markets; to diversify the business by adding new locations, programs, and offerings that maximize the lifetime value of our students; and to continually optimize the business by constantly enhancing operational efficiency.
During the year ended September 30, 2023, we executed the following as part of our growth, diversification and optimization strategy:
Acquisition and Optimization
•We closed the acquisition of Concorde on December 1, 2022. The acquisition aligns with our growth and diversification strategy, which is focused on offering a broader array of high-quality, in-demand workforce education solutions which both prepare students for a variety of careers in fast-growing fields and help close the country's skills gap by leveraging key industry partnerships.
•In March 2023, we purchased the three primary buildings and the associated land at our UTI Orlando, Florida campus which were previously leased.
Program Expansion and New Industry Partnerships
•In the fourth quarter of 2023 we started the following programs: Aviation at the UTI Avondale, Arizona and UTI Long Beach, California campuses; HVACR at the UTI Austin, Texas and NASCAR Tech campuses; Wind Energy Technician training at the UTI Rancho Cucamonga, California and UTI Lisle, Illinois campuses; Robotics and Automation at UTI Exton, Pennsylvania, UTI Lisle, Illinois, NASCAR Tech Mooresville, North Carolina, and the UTI Rancho Cucamonga, California campuses; and Welding at the UTI Sacramento, California campus.
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
In addition, we continue to pursue other opportunities that align with our growth, diversification and optimization strategy.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended September 30,
	2023	2022	2021
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Educational services and facilities	54.3%	49.5%	49.8%
Selling, general and administrative	42.2%	45.2%	45.8%
Total operating expenses	96.5%	94.7%	95.6%
Income from operations	3.5%	5.3%	4.4%
Interest (expense) income, net	(0.6)%	(0.4)%	(0.1)%
Other income (expense)	0.1%	(0.1)%	0.2%
Total other (expense) income, net	(0.5)%	(0.5)%	0.1%
Income before income taxes	3.0%	4.8%	4.5%
Income tax (expense) benefit	(0.9)%	1.3%	(0.2)%
Net income	2.1%	6.1%	4.3%
Preferred stock dividends	(0.8)%	(1.2)%	(1.6)%
Income available for distribution	1.3%	4.9%	2.7%
Income allocated to participating securities	(0.4)%	(1.9)%	(1.1)%
Net income available to common shareholders	0.9%	3.0%	1.6%

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Revenues
The following table presents revenue by segment (in thousands):

	Year ended September 30, 2023			Year ended September 30, 2022
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$429,317	$178,091	$607,408	$418,765	$—	$418,765
Year over Year % Change	2.5%	100.0%	45.0%
Our revenues for the year ended September 30, 2023 were $607.4 million, an increase of $188.6 million, or 45.0%, as compared to revenues of $418.8 million for the year ended September 30, 2022.
UTI

Revenues for UTI for the year ended September 30, 2023 were $429.3 million, an increase of 2.5% versus the prior period. Revenue increased primarily due to the addition of two new campuses in fiscal 2022 and an overall increase in average revenue per student. This was partially offset by a 1.7% decrease in overall average undergraduate full-time active students due to lower student starts across many campuses over the last several quarters.
We recognized $8.8 million on an accrual basis related to revenues and interest under the proprietary loan program for the year ended September 30, 2023, as compared to $9.1 million recognized for the year ended September 30, 2022.

Concorde

Revenues for Concorde, which represent ten months as Concorde was acquired on December 1, 2022, were $178.1 million. Concorde programs are offered year-round, however, there can be fluctuations in the student population due to the timing and size of class starts which are dictated by the accrediting bodies governing the clinical and core programs.
Educational services and facilities expenses

Our educational services and facilities expenses for the year ended September 30, 2023 were $329.9 million, representing an increase of $122.6 million, or 59.2%, as compared to $207.2 million for the year ended September 30, 2022. This increase was primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our growth, diversification, and optimization strategy.

The following table sets forth the significant components of our educational services and facilities expenses (in thousands):

	Year ended September 30, 2023
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$111,030	$68,238	$179,268
Bonus expense	2,027	—	2,027
Stock-based compensation	192	—	192
Compensation and related costs	113,249	68,238	181,487
Occupancy costs	30,798	18,612	49,410
Supplies, maintenance and student expense	27,357	14,114	41,471
Depreciation and amortization expense	19,738	3,618	23,356
Contract services expense	3,763	431	4,194
Other educational services and facilities expenses	21,666	8,286	29,952
Total educational services and facilities expense	$216,571	$113,299	$329,870

	Year ended September 30, 2022
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$106,016	$—	$106,016
Bonus expense	2,335	—	2,335
Stock-based compensation	240	—	240
Compensation and related costs	108,591	—	108,591
Occupancy costs	35,408	—	35,408
Supplies, maintenance and student expense	22,295	—	22,295
Depreciation and amortization expense	15,709	—	15,709
Contract services expense	4,764	—	4,764
Other educational services and facilities expenses	20,466	—	20,466
Total educational services and facilities expense	$207,233	$—	$207,233

UTI

Compensation and related costs increased $4.7 million for the year ended September 30, 2023 primarily due to increased instructor salaries related to the opening of two new campuses in fiscal 2022 and new program expansions in fiscal 2022 and 2023.
Occupancy costs decreased $4.6 million during fiscal year 2023. The decrease was primarily due to purchasing the Lisle, Illinois campus in February 2022 and the three primary buildings at our UTI Orlando, Florida campus in March 2023, as well as realizing the benefits of the consolidation of the MMI and UTI campuses in both Arizona and Florida into single sites during fiscal 2022.

Supplies, maintenance and student expense increased by $5.1 million primarily due to approximately $4.4 million in additional grants for student housing and $1.2 million in technical supplies due to the addition of the UTI Austin, Texas and UTI Miramar, Florida campuses.
Depreciation and amortization expense increased $4.0 million during the year ended September 30, 2023 primarily due to the purchase of the UTI Lisle, Illinois campus during fiscal year 2022 and the three primary buildings at our UTI Orlando, Florida campus in March 2023.
Other educational services and facilities expense increased by $1.2 million. The increase is primarily due to a gain of $1.6 million in the prior year period as a result of the settlement of the UTI Lisle, Illinois campus lease.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended September 30, 2023 were $256.1 million, representing an increase of $67.0 million, or 35.4%, as compared to $189.2 million for the year ended September 30, 2022. This increase was primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our growth, diversification and optimization strategy.

The following table sets forth the significant components of our selling, general and administrative expenses (in thousands):

	Year ended September 30, 2023
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$67,485	$21,401	$18,869	$107,755
Bonus expense	11,257	2,594	5,141	18,992
Stock-based compensation	877	—	2,779	3,656
Compensation and related costs	79,619	23,995	26,789	130,403
Advertising and marketing expense	52,809	19,358	—	72,167
Professional and contract services expense	8,093	608	9,110	17,811
Intangible asset impairment expense	—	—	—	—
Other selling, general and administrative expenses	16,546	10,298	8,914	35,758
Total selling, general and administrative expenses	$157,067	$54,259	$44,813	$256,139

	Year ended September 30, 2022
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$56,521	$—	$18,532	$75,053
Bonus expense	10,685	—	3,644	14,329
Stock-based compensation	648	—	3,524	4,172
Compensation and related costs	67,854	—	25,700	93,554
Advertising and marketing expense	54,501	—	—	54,501
Professional and contract services expense	4,412	—	10,157	14,569
Intangible asset impairment expense	2,000	—	—	2,000
Other selling, general and administrative expenses	18,393	—	6,141	24,534
Total selling, general and administrative expenses	$147,160	$—	$41,998	$189,158
UTI
Compensation and related costs increased by $11.8 million for the year ended September 30, 2023 as compared to the prior year, primarily due to an increase in headcount to support our growth, diversification and optimization initiatives.
Advertising and marketing expense decreased by $1.7 million for the year ended September 30, 2023, as compared to the prior year. We continue to target cost-efficient marketing with an increased focus on digital media. Advertising expense as a percentage of revenues decreased to 12.3% for the year ended September 30, 2023 as compared to 13.0% in the prior year.

Professional and contract services increased by $3.7 million for the year ended September 30, 2023. The increases were primarily due to costs incurred related to our growth, diversification and optimization initiatives.
Other selling, general and administrative expenses decreased by $1.8 million for the year ended September 30, 2023, as compared to the prior year, due to a decrease of $0.9 million for bad debt expense and $0.8 million for employee recruitment and hiring.

Concorde

Selling, general and administrative expenses for Concorde for the ten months ended September 30, 2023, were $54.3 million. Concorde advertising and marketing expense as a percentage of revenue for the ten months ended September 30, 2023 was 10.9%.

Corporate

Selling, general and administrative expenses for Corporate increased by $2.8 million for the year ended September 30, 2023. This was primarily due to increased integration costs of $2.8 million which is included within other selling, general and administrative costs.

Other (expense) income, net
Other expense for the year ended September 30, 2023 was $3.3 million, compared to other income of $1.9 million for the year ended September 30, 2022. The $3.3 million of other expense in fiscal 2023 was comprised primarily of $9.7 million of interest expense from our revolving credit facility and existing term loans, partially offset by interest income of $5.9 million.
Income taxes
Our income tax expense for the year ended September 30, 2023 was $5.8 million, or 31.9% of pre-tax income, compared to an income tax benefit of $5.4 million, or 26.5% of pre-tax income, for the year ended September 30, 2022. The effective income tax rate for the year ended September 30, 2023 differed from the federal statutory tax rate of 21% primarily due to non-deductible executive compensation, transaction costs, federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the year ended September 30, 2022 differed from the federal statutory rate of 21% primarily as a result of changes in the valuation allowance and state taxes. The tax benefit recorded during the year ended September 30, 2022 primarily relates to the $12.1 million release of the valuation allowance during the period and the impact of the MIAT deferred tax liability for indefinite lived intangibles which are available to offset a portion of our indefinite lived deferred tax assets. See Note 16 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Preferred stock dividends

As of September 30, 2023 and 2022, 675,885 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively. Pursuant to the Certificate of Designations of the Series A Preferred Stock, we paid preferred stock cash dividends of $5.1 million and $5.2 million during the years ended September 30, 2023 and 2022, respectively. See Note 18 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the preferred stock.

Income available for distribution

Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution for the years ended September 30, 2023 and 2022 of $7.3 million and $20.7 million, respectively.

Income allocated to participating securities

Our Series A Preferred Stock is considered a participating security because, in the event that we pay a dividend or make a distribution on the outstanding common stock, we must also pay each holder of the Series A Preferred Stock a dividend on an as-converted basis. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends. The amount of income allocated to the participating securities for the years ended September 30, 2023 and 2022 was $2.7 million and $7.8 million, respectively.
Net income available to common shareholders
After allocating the income to the participating securities, we had $4.5 million and $12.8 million of net income available to common shareholders for the years ended September 30, 2023 and 2022, respectively.
For a discussion of the financial results of operations for the year ended September 30, 2022 compared to the year ended September 30 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” of our 2022 Form 10-K filed with the SEC on December 12, 2022 which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Non-GAAP Financial Measures
Our earnings before interest, tax, depreciation and amortization (“EBITDA”) for the years ended September 30, 2023, 2022 and 2021 were $47.1 million, $38.8 million and $29.5 million, respectively. We define EBITDA as net income (loss) for the year, before interest (income) expense, income tax (benefit) expense, and depreciation and amortization.
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
EBITDA reconciles to net income as follows (in thousands):

	Year Ended September 30,
	2023	2022	2021
Net income	$12,322	$25,848	$14,581
Interest expense (income), net	3,795	1,495	282
Income tax expense (benefit)	5,765	(5,407)	602
Depreciation and amortization	25,215	16,883	14,028
EBITDA	$47,097	$38,819	$29,493
Liquidity and Capital Resources

Overview of Liquidity

Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as announced growth and diversification initiatives through the next fiscal year and beyond. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation and expansion of new programs, such as welding, in existing markets and campus facilities.

Our aggregate liquidity as of September 30, 2023 totaled $159.7 million and was comprised of cash and cash equivalents of $151.5 million and undrawn revolving credit facility capacity of $8.2 million. This represents an increase of $64.4 million from our total liquidity as of September 30, 2022.

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
We purchased three buildings and land at our UTI Orlando, Florida campus in March 2023 for approximately $26.2 million, including closing costs and other fees. We used previously drawn funds from our revolving credit facility to complete the purchase.
We believe that additional uses of our cash resources may include consideration of strategic acquisitions and organic growth initiatives, purchase of real estate assets, subsidizing funding alternatives for our students, and the repurchase of common stock, among others. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents, short-term investments, or available revolving credit facility capacity, or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into additional credit facilities, issue debt or issue additional equity.
Long-term Debt
As of September 30, 2023, we had $162.6 million of long-term debt outstanding, which is comprised of two term loans, a finance lease and a revolving credit facility. Of the $162.6 million outstanding, $29.3 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the UTI Avondale, Arizona campus property purchased in December 2020. Approximately $37.7 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the purchase of the UTI Lisle, Illinois campus property in February 2022. Approximately $5.6 million relates to a finance lease for a campus within our Concorde segment. The remaining $90.0 million relates to funds drawn from the $100.0 million revolving credit facility that was secured in connection with the Concorde acquisition. See Note 14 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for additional details on the term loans and the revolving credit facility.
Dividends
We currently do not pay a cash dividend on our common stock. For our outstanding Series A preferred shares, we paid preferred stock cash dividends of $5.1 million and $5.2 million during the years ended September 30, 2023 and 2022, respectively. The preferred stock dividends are subject to adjustment for any preferred stock conversions that occur during the year.
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
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2023, the total face amount of these surety bonds was approximately $22.3 million.
Operating Activities

Our net cash provided by operating activities was $49.1 million and $46.0 million for the years ended September 30, 2023 and 2022, respectively.

Net income, after adjustments for non-cash items, provided cash of $71.8 million for the year ended September 30, 2023. The non-cash items included $25.2 million for depreciation and amortization expense, $20.6 million for amortization of right-of-use assets for operating leases, $4.6 million of deferred taxes, $3.8 million for stock-based compensation expense and $3.3 million for bad debt expense.

Changes in operating assets and liabilities for the year ended September 30, 2023 used cash of $22.7 million primarily due to the following:

•Changes in our operating lease liability as a result of rent payments used cash of $20.5 million.
•The change in deferred revenue provided cash of $11.4 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at September 30, 2023 as compared to September 30, 2022.
•Changes in our accounts payable and accrued expenses due to the timing of payments used cash of $5.9 million.
•The increase in receivables used cash of $4.9 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.
Net income, after adjustments for non-cash items, for the year ended September 30, 2022 provided cash of $64.8 million. The non-cash items included $16.9 million for depreciation and amortization expense, $15.9 million for amortization of right-of -use assets for operating leases, $4.3 million for stock-based compensation expense, and $2.5 million for bad debt expense, partially offset by an adjustment of deferred taxes of $6.0 million due primarily to the release of our valuation allowance during the year.

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
Investing Activities

For the year ended September 30, 2023, net cash used in investing activities was $44.1 million. The cash outflow was primarily related to the purchase of property and equipment of $56.7 million. During the year ended September 30, 2023, we purchased three buildings and the associated land at our UTI Orlando, Florida campus for $26.2 million. Additionally, we had continued capital expenditures for further construction at the UTI Austin, Texas and Miramar, Florida campuses, in addition to program expansion costs for both UTI and Concorde. Further, on December 1, 2022, we completed the acquisition of Concorde which resulted in $16.4 million of cash paid for acquisitions, net of cash acquired. Partially offsetting the cash outflows, is the $29.0 million in proceeds from maturities of held-to-maturity securities.

For the year ended September 30, 2022, net cash used in investing activities was $134.6 million. The cash outflow was primarily related to the purchase of property and equipment of $79.5 million, of which $28.7 million related to the purchase of the UTI Lisle, Illinois campus. Other capital expenditures included investments for new UTI campuses in Austin, Texas and Miramar, Florida, the consolidation of the UTI Orlando, Florida and the UTI Arizona campuses, and the rollout of new programs at the UTI campuses. We purchased $28.8 million of short term held-to-maturity investments. Additionally, we purchased MIAT for $26.5 million, net of cash consideration received.

Financing Activities

For the year ended September 30, 2023, net cash provided by financing activities was $81.8 million which was primarily related to proceeds from our revolving credit facility of $90.0 million, offset by the semi-annual payments of preferred stock dividends of $5.1 million, and the repayment of long-term debt of $1.8 million.

For the year ended September 30, 2022, net cash provided by financing activities was $12.6 million which was primarily related to proceeds from the term loan related to the UTI Lisle, Illinois campus purchase of $38.0 million, offset by the repayment of long-term debt of $19.2 million and the semi-annual payments of preferred stock dividends of $5.2 million.

For a discussion of our liquidity for the year ended September 30 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” of our 2022 Form 10-K filed with the SEC on December 12, 2022 which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Share Repurchase Program

On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We did not repurchase any shares during the years ended September 30, 2023, 2022, and 2021.

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

	Revenues
(Dollars shown in thousands)	Year Ended September 30,
	2023		2022		2021
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
December 31	$120,004	19.8%	$105,075	25.1%	$76,125	22.7%
March 31	163,820	27.0%	102,086	24.4%	77,709	23.2%
June 30	153,286	25.2%	100,966	24.1%	83,768	25.0%
September 30	170,298	28.0%	110,638	26.4%	97,481	29.1%
Total fiscal year	$607,408	100.0%	$418,765	100.0%	$335,083	100.0%

The increase in revenues for each of the three months ended December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, as compared to the same periods in fiscal 2022, was due to an increase in student population during fiscal 2023 primarily related to the acquisition of Concorde.

The increase in revenues for each of the three months ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, as compared to the same periods in fiscal 2021, was primarily due to an increase in student population during fiscal 2022 in conjunction with the acquisition of MIAT. The first three periods also benefited from lower average revenue per student in the prior year period due to lingering impacts of COVID-19.

	Income (Loss) from Operations
(Dollars shown in thousands)	Year Ended September 30,
	2023		2022		2021
Three Month Period Ending:	Amount	Percent	Amount	Percent	Amount	Percent
December 31	$4,448	20.8%	$13,578	60.7%	$775	5.2%
March 31	5,949	27.8%	3,377	15.1%	(1,661)	(11.1)%
June 30	663	3.1%	1,954	8.7%	3,052	20.4%
September 30	10,339	48.3%	3,465	15.5%	12,781	85.5%
Total fiscal year	$21,399	100.0%	$22,374	100.0%	$14,947	100.0%

The decrease in income from operations for fiscal year 2023 was primarily due to increased compensation related costs primarily due to an increase in headcount to support our growth, diversification and optimization initiatives.

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
Revenue recognition
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (“ASC 606”). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2023, 2022 and 2021, respectively, consisted of gross tuition.
The majority of the UTI programs are designed to be completed in 30 to 100 weeks. The UTI advanced training programs range from 8 to 26 weeks in duration. UTI also provides dealer technician training or instructor staffing services to manufacturers. Revenues are recognized as transfer of the services occurs. The majority of Concorde’s core programs are nine to ten months in duration, Concorde’s clinical programs are completed in 12 to 24 months. In addition to revenue from tuition and fees, UTI and Concorde derive supplemental revenues from sales of textbooks and program supplies and other revenues, which are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability on our consolidated balance sheets because it is expected to be earned within the next 12 months.
All of our revenues are generated within the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent across our various programs for both the UTI and Concorde segments.

Proprietary Loan Program
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a bank. This program is currently offered to students at our UTI and MMI branded schools. Through the proprietary loan program, the bank originates the loans to the students who participate in this program for a portion of their tuition. Based on historical collection rates, we can demonstrate that a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate.
Under the terms of the proprietary loan program, the bank originates loans for our students who meet specific criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates ranging from approximately 6% to 10%; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan. The repayment term is up to 10 years.
Under ASC 606, the portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. Estimating the collection rate requires significant management judgment. Upon adoption of Accounting Standards Update 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) as of October 1, 2020, we revised our estimated collection rate to only include historical collections from the past ten years as we determined that such population better represents our current expected collections and aligns with the typical term of the loan. The estimated amount is determined at the inception of the contract and we recognize the related revenue as the student progresses through school. Each reporting period, we update our assessment of the variable consideration associated with the proprietary loan program.
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
Goodwill and Intangible Assets
Determining the fair value of acquired goodwill and intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. We believe the most critical assumptions and estimates in determining the estimated fair value include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives. As a result, significant judgments and interpretations are required in determining the value of acquired goodwill and intangible assets.
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
As a result of our assessment, income tax (expense) benefit within our statements of operations was impacted by a decrease of $0.2 million and $12.1 million in the valuation allowance during the years ended September 30, 2023 and 2022, respectively. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased and if additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.
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
Recent Accounting Pronouncements

As of September 30, 2023, there were no recently issued accounting pronouncements which are not yet effective that are expected to have an impact on our financial statements. Note 3 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K includes a discussion on Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which was effective in fiscal 2023.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal exposure to market risk relates to changes in interest rates.
We invest our cash and cash equivalents in money market funds. As of September 30, 2023, we held $151.5 million in cash and cash equivalents. During the fiscal year ended September 30, 2023, we earned interest income of $5.9 million. As we have a conservative investment policy, our financial exposure to fluctuations in interest rates related to our interest income is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.
On May 12, 2021, we entered into a credit agreement to finance the UTI Avondale, Arizona campus through a $31.2 million term loan that bore interest at the rate of LIBOR plus 2.0% with a maturity of seven years. On April 3, 2023, in connection with applying the guidance in Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, we executed an amendment for our Avondale term loan to convert the stated rate from LIBOR to Term SOFR. As of September 30, 2023, the fair value of the Avondale term loan was $29.3 million and bears interest on the outstanding principal amount at a rate equal to Term SOFR plus 2.0% and a tranche adjustment of 0.046%, which was 7.38% as of September 30, 2023.
On April 14, 2022, we entered into a credit agreement to finance the UTI Lisle, Illinois campus through a $38.0 million term loan that bears interest at the rate of Term SOFR plus 2.0% with a maturity of seven years. As of September 30, 2023, the fair value of the Lisle term loan was $37.7 million and bears interest on the outstanding principal amount at a rate equal to Term SOFR plus 2.0%, which was 7.33% as of September 30, 2023.
We believe the carrying value of the Avondale and Lisle term loans approximate fair value as the interest rate is a floating rate equal to Term SOFR plus 2.0%, which is representative of market rates for similar instruments. It is anticipated that the fair market value of our Avondale and Lisle term loans will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of this debt has been significantly impacted by current market events. The variable rate of interest on our long-term debt can expose us to interest rate volatility due to changes in Term SOFR. To mitigate this exposure, we entered into interest rate swap agreements that effectively fix the interest rates on 50% of the principal amounts of the term loans at 1.45% and 4.69% for the entire loan term on our Avondale debt and Lisle debt, respectively.

On November 18, 2022, we entered into a $100.0 million senior secured revolving credit facility that bears variable interest in a maturity of three years. On November 28, 2022, we drew $90.0 million from the credit facility in support of the closing of the Concorde acquisition.

During the fiscal year ended September 30, 2023, we recorded interest expense of $9.7 million on our outstanding debt. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 10.0% change (up or down) in the variable rates would result in a $12.3 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages F-2 to F-49 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the

Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On December 1, 2022, we completed the acquisition of Concorde Career Colleges, Inc. We have excluded the acquired business from our assessment and report on internal control over financial reporting for the year ended September 30, 2023, as permitted under SEC rules. Other than the foregoing, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting and the attestation report of our Independent Registered Public Accounting Firm with respect to the effectiveness of our internal control over financial reporting are included on pages F-2 and F-3, respectively, of this Annual Report on Form 10-K, and are hereby incorporated by reference.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Management’s Certifications

The Company has filed as exhibits to its Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002.
The Company has submitted to the NYSE the most recent Annual Chief Executive Officer Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.
ITEM 9B. OTHER INFORMATION
During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Below is a list of our Executive Officers and Board of Directors as of September 30, 2023:

Executive Officer	Position
Jerome A. Grant	Chief Executive Officer
Troy R. Anderson	Executive Vice President and Chief Financial Officer
Sherrell E. Smith	Executive Vice President, Campus Operations & Services
Todd A. Hitchcock	Senior Vice President, Chief Strategy and Transformation Officer
Christopher E. Kevane	Senior Vice President, Chief Legal Officer
Tracy K. Lorenz	Senior Vice President, UTI Division President
Lori B. Smith	Senior Vice President, Chief Information Officer

Director	Position
Robert T. DeVincenzi	Chairman of the Board, Universal Technical Institute, Inc.; Principal Partner, Lupine Venture Group
David A. Blaszkiewicz	President and Chief Executive Officer, Invest Detroit
George W. Brochick	Executive Vice President - Strategic Development, Penske Automotive Group, Inc.
Jerome A. Grant	Chief Executive Officer, Universal Technical Institute, Inc.
LTG (R) William J. Lennox	Former Superintendent of the United States Military Academy at West Point; Chief Executive Officer, Lennox Strategies, LLC
Shannon L. Okinaka	Executive Vice President, Chief Financial Officer and Treasurer of Hawaiian Holdings, Inc.
Loretta L. Sanchez	Former U.S. Congresswoman; Chief Executive Officer, Datamatica, LLC
Christopher S. Shackelton	Managing Partner, Coliseum Capital Management, LLC
Michael A. Slubowski	President, Chief Executive Officer, and Board Member of Trinity Health
Linda J. Srere	Former President, Young and Rubicam Advertising
Kenneth R. Trammell	Former Executive Vice President and Chief Financial Officer, Tenneco Inc.
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended September 30, 2023.

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

10.6	Form of Indemnification Agreement by and between the Registrant and its directors and officers. (Incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Registrant on August 6, 2014.)
10.7*	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 6, 2010.)
10.8.1*	Offer Letter, dated as of August 2, 2012, between the Registrant and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on August 21, 2012.)
10.8.2*	Addendum Letter, dated as of August 7, 2012, between the Registrant and Sherrell E. Smith. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on August 21, 2012.)
10.9*	Form of Retention/Recognition Bonus Agreement. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 13, 2011.)
10.10*	Universal Technical Institute, Inc. Severance Plan, as amended October 1, 2019, (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 24, 2019.)
10.11
Securities Purchase Agreement dated June 24, 2016, between the Registrant and Coliseum Holdings I, LLC. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on June 24, 2016.)

10.12*
Employment Agreement, dated November 1, 2019, by and between the Registrant and Jerome A. Grant. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on October 21, 2019.)

10.13
Credit Agreement, dated May 12, 2021, by and among the Company, Universal Technical Institute of Arizona, LLC and Fifth Third Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 12, 2021.)

10.14
First Amendment to Credit Agreement, dated April 3, 2023, by and among the Company, Universal Technical Institute of Arizona, LLC and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.2 to the Form 10-Q dated August 8, 2023).

10.15	Term Promissory Note, issued by the Company, dated May 12, 2021 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 12, 2021).
10.16	Deed of Trust, Security Agreement and Fixture Filing dated May 12, 2021 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on May 12, 2021).
10.17	Universal Technical Institute, Inc. 2021 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on February 26, 2021).

Exhibit Number	Description
10.18	Loan Agreement dated April 14, 2022, by and among 2611 Corporate West Drive Venture LLC and Valley National Bank (incorporated by reference to Exhibit 10.3 to the Form 10-Q dated May 5, 2022).
10.19
Guaranty dated April 14, 2022, by and among Universal Technical Institute, Inc., 2611 Corporate West Drive Venture LLC and Valley National Bank (incorporated by reference to Exhibit 10.4 to the Form 10-Q dated May 5, 2022).

10.20
Credit Agreement, dated as of November 18, 2022, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association, and the other loan parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2022).

10.21
Guaranty and Security Agreement, dated as of November 18, 2022, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association, and the other loan parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 21, 2022).

10.22
Consent Letter, dated June 26, 2023, by and among Universal Technical Institute, Inc., Fifth Third Bank, National Association, and the other loan parties thereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q dated August 8, 2023).

10.23
First Amendment to Credit Agreement, dated August 16, 2023, by and among, Universal Technical Institute, Inc., and the other loan parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 29, 2023).

10.24+*	Universal Technical Institute, Inc. Recovery of Erroneously-Awarded Incentive Compensation Policy, adopted September 20, 2023.
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. (Included on signature page.)
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date:	December 1, 2023	UNIVERSAL TECHNICAL INSTITUTE, INC.

		By:	/s/ Jerome A. Grant
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

SIGNATURE	TITLE	DATE

/s/ Jerome A. Grant	Chief Executive Officer (Principal Executive Officer)	December 1, 2023
Jerome A. Grant

/s/ Troy R. Anderson	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 1, 2023
Troy R. Anderson

/s/ Robert T. DeVincenzi	Chairman of the Board	November 30, 2023
Robert T. DeVincenzi

/s/ David A. Blaszkiewicz	Director	November 30, 2023
David A. Blaszkiewicz

/s/ George W. Brochick	Director	November 30, 2023
George W. Brochick

/s/ William J. Lennox, Jr.	Director	November 30, 2023
William J. Lennox, Jr.

/s/ Shannon L. Okinaka	Director	November 30, 2023
Shannon L. Okinaka

/s/ Loretta L. Sanchez	Director	November 30, 2023
Loretta L. Sanchez

/s/ Christopher S. Shackelton	Director	November 30, 2023
Christopher S. Shackelton

/s/ Michael A. Slubowski	Director	November 30, 2023
Michael A. Slubowski

/s/ Linda J. Srere	Director	November 30, 2023
Linda J. Srere

/s/ Kenneth R. Trammell	Director	November 30, 2023
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
As discussed in Note 4 to the Consolidated Financial Statements, the Company completed the acquisition of Concorde Career Colleges, Inc. (“Concorde”) on December 1, 2022. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Concorde, which represented approximately 18% of total assets as of September 30, 2023, and approximately 29% of revenues for the year then ended.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Universal Technical Institute, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Universal Technical Institute, Inc. and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated December 1, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Concorde Career Colleges, Inc. (“Concorde”), which was acquired on December 1, 2022, and whose financial statements constitute 18% of total assets and 29% of revenues of the consolidated financial statement amounts as of and for the year ended September 30, 2023. Accordingly, our audit did not include the internal control over financial reporting at Concorde.
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
December 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Universal Technical Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Technical Institute, Inc. and subsidiaries (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of operations, other comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenues - Proprietary Loan Program Revenue Recognition - Refer to Note 2 in the FY 2023 Form 10K

Critical Audit Matter Description

The portion of tuition revenue related to the Company’s proprietary loan program is considered a form of variable consideration, in accordance with ASC 606, Revenue from Contracts with Customers. The Company estimates the amount it expects to collect on these loans by calculating the amount due compared to historical loan collections over the past 10 years, and recognizes that amount of estimated revenue over the student’s program, resulting in a Notes Receivable balance of $36.7 million as of September 30, 2023. We identified the expected collection rate for the proprietary loan program as a critical audit matter, because the Company evaluates the collection rate of its outstanding loans each quarter, which requires significant management judgment. The Company currently uses the actual collection experience over the past 10 years to determine the expected collection rate.

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
•Considered how the expected collection rate might change if the Company had used a different time period in the calculation of the expected collection rate, and the impact it would have on the financial statements.
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
December 1, 2023

We have served as the Company's auditor since 2015.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)

	September 30, 2023	September 30, 2022
Assets
Cash and cash equivalents	$151,547	$66,452
Restricted cash	5,377	3,544
Held-to-maturity investments	—	28,918
Receivables, net	25,161	16,450
Notes receivable, current portion	5,991	5,641
Prepaid expenses	9,412	6,139
Other current assets	7,497	8,809
Total current assets	204,985	135,953
Property and equipment, net	266,346	214,292
Goodwill	28,459	16,859
Intangible assets, net	18,975	14,215
Notes receivable, less current portion	30,672	30,231
Right-of-use assets for operating leases	176,657	132,038
Deferred tax assets	3,768	3,365
Other assets	10,823	5,958
Total assets	$740,685	$552,911
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$69,941	$66,680
Deferred revenue	85,738	54,223
Operating lease liability, current portion	22,481	12,959
Long-term debt, current portion	2,517	1,115
Other current liabilities	4,023	2,745
Total current liabilities	184,700	137,722
Deferred tax liabilities	663	—
Operating lease liability	165,026	129,302
Long-term debt	159,600	66,423
Other liabilities	4,729	4,067
Total liabilities	514,718	337,514
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 34,157 and 33,857 shares issued, and 34,075 and 33,775 shares outstanding as of September 30, 2023 and 2022, respectively	3	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 676 shares of Series A Convertible Preferred Stock issued and outstanding as of September 30, 2023 and 2022, liquidation preference of $100 per share	—	—
Paid-in capital - common	151,439	148,372
Paid-in capital - preferred	66,481	66,481
Treasury stock, at cost, 82 shares as of September 30, 2023 and 2022, respectively	(365)	(365)
Retained earnings (deficit)	5,946	(1,307)
Accumulated other comprehensive income	2,463	2,213
Total shareholders’ equity	225,967	215,397
Total liabilities and shareholders’ equity	$740,685	$552,911
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,
	2023	2022	2021
Revenues	$607,408	$418,765	$335,083
Operating expenses:
Educational services and facilities	329,870	207,233	166,818
Selling, general and administrative	256,139	189,158	153,318
Total operating expenses	586,009	396,391	320,136
Income from operations	21,399	22,374	14,947
Other (expense) income:
Interest income	5,861	507	83
Interest expense	(9,656)	(2,002)	(365)
Other income (expense)	483	(438)	518
Total other (expense) income, net	(3,312)	(1,933)	236
Income before income taxes	18,087	20,441	15,183
Income tax (expense) benefit	(5,765)	5,407	(602)
Net income	12,322	25,848	14,581
Preferred stock dividends	(5,069)	(5,159)	(5,250)
Income available for distribution	7,253	20,689	9,331
Income allocated to participating securities	(2,712)	(7,847)	(3,647)
Net income available to common shareholders	$4,541	$12,842	$5,684

Earnings per share (See Note 20):
Net income per share - basic	$0.13	$0.39	$0.17
Net income per share - diluted	$0.13	$0.38	$0.17

Weighted average number of shares outstanding:
Basic	33,985	33,218	32,766
Diluted	34,479	33,743	33,123

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)

	Year Ended September 30,
	2023	2022	2021
Net income	$12,322	$25,848	$14,581
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net of taxes	250	2,492	(279)
Comprehensive income	$12,572	$28,340	$14,302

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2020	32,730	$3	700	$—	$141,002	$68,853	(82)	$(365)	$(32,971)	$—	$176,522
Net income	—	—	—	—	—	—	—	—	14,581	—	14,581
Cumulative effect from adoption of ASC 326	—	—	—	—	—	—	—	—	1,644	—	1,644
Issuance of common stock under stock-based compensation plans	251	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(66)	—	—	—	(421)	—	—	—	—	—	(421)
Stock-based compensation	—	—	—	—	1,733	—	—	—	—	—	1,733
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,250)	—	(5,250)
Unrealized loss on interest rate swap	—	—	—	—	—	—	—	—	—	(279)	(279)
Balance as of September 30, 2021	32,915	$3	700	$—	$142,314	$68,853	(82)	$(365)	$(21,996)	$(279)	$188,530
Net income	—	—	—	—	—	—	—	—	25,848	—	25,848
Issuance of common stock under stock-based compensation plans	300	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(82)	—	—	—	(651)	—	—	—	—	—	(651)
Stock-based compensation	—	—	—	—	4,337	—	—	—	—	—	4,337
Preferred stock conversion	724	—	(24)	—	2,372	(2,372)	—	—	—	—	—
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,159)	—	(5,159)
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	2,492	2,492
Balance as of September 30, 2022	33,857	$3	676	$—	$148,372	$66,481	(82)	$(365)	$(1,307)	$2,213	$215,397
Net income	—	—	—	—	—	—	—	—	12,322	—	12,322
Issuance of common stock under stock-based compensation plans	410	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(110)	—	—	—	(781)	—	—	—	—	—	(781)
Stock-based compensation	—	—	—	—	3,848	—	—	—	—	—	3,848
Preferred stock cash dividends declared	—	—	—	—	—	—	—	—	(5,069)	—	(5,069)
Unrealized gain on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	250	250
Balance as of September 30, 2023	34,157	$3	676	$—	$151,439	$66,481	(82)	$(365)	$5,946	$2,463	$225,967
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2023	2022	2021
Cash flows from operating activities:
Net income	$12,322	$25,848	$14,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,215	16,884	14,027
Amortization of right-of-use assets for operating leases	20,604	15,893	15,605
Intangible asset impairment expense	—	2,000	—
Bad debt expense	3,319	2,510	1,718
Stock-based compensation	3,848	4,337	1,733
Deferred income taxes	4,636	(6,014)	—
Training equipment credits earned, net	1,375	180	364
Unrealized gain (loss) on interest rate swaps, net of taxes	250	2,492	(279)
Other losses (gains), net	276	663	(13)
Changes in assets and liabilities:
Receivables	(4,935)	564	8,483
Notes receivable	(791)	252	(1,687)
Prepaid expenses and other current assets	(2,013)	(1,737)	(4,391)
Other assets	740	(1,673)	(768)
Accounts payable, accrued expenses and other current liabilities	(5,885)	7,337	3,815
Deferred revenue	11,370	(5,268)	16,954
Income tax receivable	—	—	7,145
Operating lease liability	(20,474)	(13,952)	(20,469)
Other liabilities	(709)	(4,285)	(1,633)
Net cash provided by operating activities	49,148	46,031	55,185
Cash flows from investing activities:
Purchase of property and equipment	(56,685)	(79,450)	(61,306)
Purchase of held-to-maturity investments	—	(28,821)	—
Proceeds received upon maturity of investments	29,000	—	37,651
Proceeds from insurance policy	—	—	427
Cash paid for acquisitions, net of cash acquired	(16,381)	(26,514)	—
Return of capital contribution from unconsolidated affiliate	—	188	277
Net cash used in investing activities	(44,066)	(134,597)	(22,951)
Cash flows from financing activities:
Proceeds from revolving credit facility	90,000	—	—
Proceeds from term loans	—	38,000	31,150
Debt issuance costs related to long-term debt	(516)	(378)	(272)
Payment of preferred stock cash dividend	(5,069)	(5,159)	(5,250)
Payment of term loans and finance leases	(1,788)	(19,227)	(383)
Payment of payroll taxes on stock-based compensation through shares withheld	(781)	(651)	(421)
Net cash provided by financing activities	81,846	12,585	24,824
Change in cash, cash equivalents and restricted cash	86,928	(75,981)	57,058
Cash and cash equivalents, beginning of period	66,452	133,721	76,803
Restricted cash, beginning of period	3,544	12,256	12,116
Cash, cash equivalents and restricted cash, beginning of period	69,996	145,977	88,919
Cash and cash equivalents, end of period	151,547	66,452	133,721
Restricted cash, end of period	5,377	3,544	12,256
Cash, cash equivalents and restricted cash, end of period	$156,924	$69,996	$145,977

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended September 30,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Taxes paid (refunded)	$658	$859	$(6,712)
Interest paid	9,069	1,937	349
Training equipment obtained in exchange for services	1,082	1,454	679
Depreciation of training equipment obtained in exchange for services	692	918	1,174
Change in accrued capital expenditures during the period	3,621	(2,592)	(1,203)
CARES Act funds received for student emergency grants (See Note 24)	—	6,689	20,039
CARES Act funds disbursed for student emergency grants (See Note 24)	—	(6,919)	(19,745)
CARES Act funds received for institutional costs (See Note 24)	—	—	2,677
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
Universal Technical Institute (“UTI”): UTI operates 16 campuses located in nine states and offers a wide range of degree and non-degree transportation and skilled trades technical training programs under brands such as Universal Technical Institute, Motorcycle Mechanics Institute and Marine Mechanics Institute (“MMI”), NASCAR Technical Institute, and MIAT College of Technology (“MIAT”). UTI also offers manufacturer specific advanced training programs, which include student-paid electives, at our campuses and manufacturer or dealer sponsored training at certain campuses and dedicated training centers. Lastly, UTI provides dealer technician training or instructor staffing services to manufacturers. UTI works closely with multiple original equipment manufacturers and industry brand partners to understand their needs for qualified service professionals.
Concorde Career Colleges (“Concorde”): Concorde operates 17 campuses located in eight states and online, offering degree, non-degree, and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs “Concorde Career College;” where allowed by State regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study. We acquired Concorde on December 1, 2022. See Note 4 on “Acquisitions” for additional information.
“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. In prior years, these costs were allocated across our former “Postsecondary Education” reportable segment and “Other” category based upon compensation expense. Additional information about our reportable segments is presented in Note 22.
Our primary source of revenues is currently tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), as well as from various veterans’ benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 23 on “Government Regulation and Financial Aid.”

Note 2 - Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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
Fair Value of Financial Instruments
The carrying value of cash equivalents, restricted cash, held-to-maturity investments (when outstanding), accounts receivable, accounts payable, accrued liabilities, deferred tuition, and debt approximates their respective fair value as of September 30, 2023 and 2022 due to the short-term nature of these instruments or variable interest rates which approximate market rates.
Restricted Cash

Restricted cash includes funds held as collateral for certain of the surety bonds that our insurers issue on behalf of our campuses and admissions representatives with multiple states which are required to maintain authorization to conduct our business, funds transferred in advance of loan purchases under the proprietary loan program and funds held for students from Title IV financial aid program funds that result in credit balances on a student’s account. Additionally, we have letters of credit with some of our landlords in connection with leased campuses.
Proprietary Loan Program
In order to provide funding for students who are not able to fully finance the cost of their education under traditional governmental financial aid programs, commercial loan programs or other alternative sources, we established a private loan program with a bank. This program is currently offered to students at our UTI and MMI branded schools. Through the proprietary loan program, the bank originates the loans to the students who participate in this program for a portion of their tuition. Based on historical collection rates, we can demonstrate that a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on this collection rate.

Under the terms of the proprietary loan program, the bank originates loans for our selected UTI and MMI students who meet specific criteria with the related proceeds used exclusively to fund a portion of their tuition. We then purchase all such loans from the bank at least monthly and assume all of the related credit risk. The loans bear interest at market rates ranging from approximately 6% to 10%; however, principal and interest payments are not required until six months after the student completes or withdraws from his or her program. After the deferral period, monthly principal and interest payments are required over the related term of the loan. The repayment term is up to 10 years.

The bank provides these services in exchange for a fee at a percentage of the principal balance of each loan and related fees. Under the terms of the related agreement, we transfer funds for loan purchases to a deposit account with the bank in advance of the bank funding the loan, which secures our related loan purchase obligation. Such funds are classified as restricted cash on our consolidated balance sheets.

All related expenses incurred with the bank or other service providers are expensed as incurred within educational services and facilities expense in the consolidated statements of operations and were approximately $1.0 million, $1.1 million, and $1.1 million for the years ended September 30, 2023, 2022, and 2021, respectively.

The portion of tuition revenue related to the proprietary loan program is considered a form of variable consideration. We estimate the amount we ultimately expect to collect from the portion of tuition that is funded by the proprietary loan program, resulting in a note receivable. These amounts are presented as “Notes receivable, current portion” and “Notes receivable, less current portion” on our consolidated balance sheets. Estimating the collection rate requires significant management judgment. Upon adoption of ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) as of October 1, 2020, we revised our estimated collection rate to only include historical collections from the past ten years as we determined that such population better represents our current expected collections and aligns with the typical term of the loan. The estimated amount is determined at the inception of the contract, and we recognize the related revenue as the student progresses through school. Each reporting period, we update our assessment of the variable collection rate associated with the proprietary loan program.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Retail Installment Contract Receivables
Concorde currently and historically offers certain students retail installment contracts for payment of their tuition that are not covered by federal student financial aid or other funding sources. The retail installment contracts are due to Concorde from current and former students, are generally due over a period of up to five years, and bear interest at market rates ranging from 0 percent to 15 percent. Starting in fiscal year 2023, retail installment contracts are being issued at interest rates between 0 percent to 9 percent. Due to the fact that there is no interest imposed on certain of the retail installment contracts, primarily while students are actively completing their selected programs, we calculate the imputed interest expense on the retail installment contracts. However, the imputed interest expense is not considered material for such retail installment contracts. Retail installment contract receivables are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed each reporting period. The short-term portion of the retail installment contract receivable and related allowance for credit losses are included in “Receivables, net” while the long-term portion of the retail installment contract receivable and related allowance for credit losses is presented in “Other assets” on our consolidated balance sheets.
Allowance for Uncollectible Accounts
We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. As previously noted, we offer a variety of payment plans to help students pay the portion of their education expenses not covered by financial aid programs or alternate fund sources, which are unsecured and not guaranteed. Management analyzes accounts receivable, historical percentages of uncollectible accounts, customer credit worthiness and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We use an internal group of collectors, augmented by third party collectors as deemed appropriate, in our collection efforts. Although we believe that our allowance is adequate, if the financial condition of our students deteriorates, resulting in their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which would result in increased selling, general and administrative expenses in the period such determination is made.
Property and Equipment
Property, equipment and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization expense are calculated using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the remaining useful life of the asset or term of lease, whichever is shorter. Costs relating to software developed for internal use and curriculum development are capitalized and amortized using the straight-line method over the related estimated useful lives. Such costs include direct costs of materials and services, as well as payroll and related costs for employees who are directly associated with the projects. Maintenance and repairs are expensed as incurred.
We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate our long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using probability weighting techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will write-down the carrying value of the asset to its estimated fair value and record the impairment as an operating expense in the period in which the determination is made. There were no impairment charges recorded for property and equipment for the years ended September 30, 2023, 2022 and 2021.
Goodwill and Intangible Assets
Our goodwill balance of $28.5 million as of September 30, 2023 resulted from our MMI, MIAT and Concorde acquisitions. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. We also have definite-lived intangible assets, which primarily consist of purchased intangibles and capitalized curriculum development costs. The definite-lived intangible assets are recognized at cost less accumulated amortization. Amortization is computed using the straight-line method based on estimated useful lives of the related assets.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
We test goodwill and indefinite-lived intangible assets for impairment annually as of August 1, or more frequently if events and circumstances warrant. Under ASC Topic 350, Intangibles - Goodwill and Other, to evaluate the impairment of goodwill, we first assess qualitative factors, such as deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the quantitative impairment tests for goodwill to compare the estimated fair value of the reporting unit to the carrying value of its net assets. An impairment charge is recorded in an amount equal to the excess of the carrying amount over its estimated fair value, limited to the total amount of goodwill allocated to the reporting unit. To evaluate the impairment of the indefinite-lived intangible assets, we assess the fair value of the assets to determine whether they were greater or less than the carrying values.
Determining the fair value of a reporting unit or indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. We believe the most critical assumptions and estimates in determining the estimated fair value include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives. Based on our qualitative assessment, there were no indicators of impairment for our goodwill or indefinite-lived intangible assets as of September 30, 2023.

See Note 10 and Note 11 for additional details on our goodwill and intangible assets.
Self-Insurance Plans
We are self-insured for claims related to employee health and dental care and claims related to workers’ compensation. Liabilities associated with these plans are estimated by management with consideration of our historical loss experience, severity factors and independent actuarial analysis. Our claim liabilities are based on estimates, and while we believe the amounts accrued are adequate, the ultimate losses may differ from the amounts provided. Our recorded net liability related to self-insurance plans was $4.9 million as of September 30, 2023.
Leases
We lease the majority of our administrative and educational facilities under operating lease agreements. ASC Topic 842, Leases (“ASC 842”) requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.

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

For all our leases the discount rate implicit in the lease is not readily determinable. Therefore, we use our incremental borrowing rate for each lease to determine the present value of the lease. We calculate the incremental borrowing rate applicable to each lease through a model that represents the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate applied to each lease is based on the remaining term of the lease. See Note 12 for additional disclosures on our leases.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Derivative Financial Instruments
On occasion, we may use interest rate swaps to manage interest rate risk and limit the impact of future interest rate changes on earnings and cash flows, primarily with variable-rate debt. We recognize all derivatives at fair value within the line items “Other current assets,” “Other assets,” “Other current liabilities,” and “Other liabilities” on the consolidated balance sheets. Management reviews our derivative positions and overall risk management strategy on a regular basis. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes.

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

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” on the consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income” and reclassify it to “Interest expense” in the consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income” is recognized in “Interest expense” in the consolidated statements of operations.

See Note 15 for additional disclosures related to our derivative financial instruments.
Revenue Recognition
Revenues consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts from Customers (“ASC 606”). Tuition and fee revenue is recognized ratably over the term of the course or program offered. Approximately 99% of our revenues for each of the years ended September 30, 2023, 2022 and 2021, respectively, consisted of gross tuition. See Note 5 for further information on our revenues.
Advertising and Marketing Costs
Costs related to advertising and marketing are expensed as incurred and totaled approximately $72.2 million, $54.5 million, and $40.9 million for the years ended September 30, 2023, 2022, and 2021, respectively.
Stock-Based Compensation
We granted restricted stock units with service only conditions (“RSUs”) and restricted stock units with both service and performance conditions (“PSUs”) during the years ended September 30, 2023, 2022 and 2021. We did not grant any stock options during the years ended September 30, 2023, 2022 and 2021. Shares issued under our equity compensation plans are new shares.
Compensation expense associated with RSUs is measured based on the grant date fair value of our common stock and recognized on straight-line basis over the requisite service period, which is generally the vesting period.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
We estimate the fair value of PSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rates of return, and dividend yields. Expected volatilities are derived using a method that calculates historical volatility over a period equal to the length of the measurement period. We use a risk-free rate of return that is equal to the yield of a zero-coupon U.S. Treasury bill that is commensurate with each measurement period, and we assume that any dividends paid were reinvested. Actual results against the performance condition are measured at the end of the performance period, which typically coincides with the vesting period. The fair value of the PSUs is amortized on a straight-line basis over the requisite service period based upon the fair market value on the date of grant, adjusted on a quarterly basis for the anticipated or actual achievement against the established performance condition.

We issue stock-based compensation awards to certain members of management as well as our non-employee directors. We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model. The estimated fair value is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, including, but not limited to, our expected stock price volatility, the expected term of the awards and actual and projected employee stock exercise behaviors. We evaluate our assumptions on the date of each grant.
Stock-based compensation expense of $3.8 million, $4.4 million and $1.8 million was recorded for the years ended September 30, 2023, 2022 and 2021, respectively. The tax benefit related to stock-based compensation recognized was $1.0 million, $1.1 million, and $0.5 million for the years ended September 30, 2023, 2022 and 2021, respectively. See Note 19 for further discussion.
Income Taxes
We recognize deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize deferred tax assets for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Deferred tax assets are reduced through a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. See Note 16 for additional details.
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and receivables. We do also on occasion invest in short-term held-to-maturity investments.
We place our cash and cash equivalents, restricted cash, and short-term held-to-maturity investments with high quality financial institutions and limit the amount of credit exposure with any one financial institution. We mitigate the concentration risk of our investments by limiting the amount invested in any one issuer. We mitigate the risk associated with our investment in corporate bonds by requiring a minimum credit rating of A. We have the ability and intention to hold our short-term investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost. As of September 30, 2023, we held cash and cash equivalents of $151.5 million and restricted cash of $5.4 million. There were no short-term held-to-maturity investments outstanding as of September 30, 2023.
We extend credit for tuition and fees, for a limited period of time, to a majority of our students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to us are made in accordance with the U.S. Department of Education (“ED”) requirements. Approximately 67% of our revenues, on a cash basis, were collected from funds distributed under Title IV Programs for the year ended September 30, 2023 as calculated under the 90/10 rule. Additionally, approximately 10% of our revenues, on a cash basis, were collected from funds distributed under various veterans’ benefits programs for the year ended September 30, 2023.
The financial aid and veterans’ benefits programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which our students participate. Our administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions, including a suspension, limitation, placement on reimbursement status or termination proceeding, which could have a material adverse

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
effect on our business. ED and other regulators have increased the frequency and severity of their enforcement actions against postsecondary schools which have resulted in the imposition of material liabilities, sanctions, letter of credit requirements and other restrictions and, in some cases, resulted in the loss of schools’ eligibility to receive Title IV funds or in closure of the schools.
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
Reclassifications

As previously noted, as a result of the Concorde Acquisition, beginning with the year ended September 30, 2023, we have two reportable segments: UTI and Concorde. Additionally, “Corporate” includes corporate related expenses that are not allocated to either the UTI or Concorde reportable segments. The segment disclosures presented in Note 22 for the years ended September 30, 2021 and 2022 have been revised from the prior year presentation to reflect the new reportable segments.
Additionally, starting with the year ended September 30, 2023, we have reclassified “Accrued tool sets” into “Accounts payable and other accrued expenses” on our consolidated balance sheets for reporting purposes. As of September 30, 2022, $3.2 million was reclassified from “Accrued tool sets” to “Accounts payable and other accrued expenses” on the consolidated balance sheets for comparable presentation. The breakout of accrued tool sets is now disclosed in Note 13. Further, the activity related to the accrued tool sets balance is now reported in the “Accounts payable and other accrued expenses” line on the consolidated statement of cash flows for the year ended September 30, 2023. We reclassified $1.7 million and $2.0 million from “Accrued tool sets and other current liabilities” to “Accounts payable, accrued expenses and other current liabilities” on the consolidated statement of cash flow for the years ended September 30, 2022 and 2021, respectively, for comparable presentation.

Note 3 - Recent Accounting Pronouncements
Accounting Pronouncements Effective in Fiscal 2023
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. This new guidance only applies to contracts and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in ASU 2020-04 do not apply to contract modifications made after December 31, 2022. On April 3, 2023, we executed an amendment for our Avondale Term Loan (as defined in Note 14) to convert the stated rate from LIBOR to Term Secured Overnight Financing Rate (“SOFR”) (which is further described in Note 14). Additionally, on March 31, 2023, we terminated our existing interest rate swap and entered into a new interest rate swap agreement, effective April 3, 2023, with the Avondale Lender that effectively fixes the interest rate we pay on 50% of the principal amount of the Avondale Term Loan at 1.45% for the entire loan term (which is further described in Note 15). In executing the amendment, we adopted several of the practical expedients allowed under ASU 2020-04, including updating the designated hedged risk in our outstanding cash flow hedging relationship to match the risk presented in the modified interest payments and to continue our hedging relationship that falls within the scope of ASU 2020-04. The adoption of the new guidance in ASU 2020-04 did not have a material impact on our consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 4 - Acquisitions

Concorde Career Colleges
On December 1, 2022, we completed the Concorde Acquisition. Concorde operates 17 campuses located in eight states with approximately 7,600 students, and offers its programs via in-person, hybrid and online formats. Concorde offers more than 20 programs across the allied health, dental, nursing, patient care, and diagnostic fields. The acquisition expands our portfolio of offerings into the higher-growth healthcare arena and creates the opportunity to bring workforce educational solutions to a broader array of students and employers.
Under the terms of the Stock Purchase Agreement (the “Purchase Agreement”), dated May 3, 2022, by and among the Company, Concorde, Liberty Partners Holdings 28, L.L.C., a Delaware limited liability company, and Liberty Investment IIC, LLC, a Delaware limited liability company (each a “Seller,” and collectively, the “Sellers”); and Liberty Partners L.P., a Delaware limited partnership, in its capacity as a representative of the Sellers, we acquired all of the issued and outstanding shares of capital stock of Concorde for a base purchase price of $50.0 million, less $1.9 million of net adjustments including the post-closing working capital adjustment, for total cash consideration paid of $48.1 million. As a result of the transactions contemplated by the Purchase Agreement, Concorde is now a wholly-owned subsidiary of the Company. We funded the consideration paid for the Concorde Acquisition by the revolving credit facility entered into on November 18, 2022. See Note 14 for further details on the revolving credit facility.
In connection with the Concorde Acquisition, we incurred total transaction costs of $5.3 million, of which $3.0 million was incurred during the year ended September 30, 2022 and $2.3 million was incurred during the year ended September 30, 2023. These costs are included in “Selling, general and administrative” expenses in the consolidated statements of operations for the applicable period.
Allocation of the purchase price
Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our preliminary valuation estimates of the fair values as of the acquisition date. The fair value and allocation of the business combination are preliminary, are based upon management’s best estimates and assumptions, and are subject to future revision. We will continue our analysis under the provisions of ASC Topic 805, Business Combinations, which allows companies one year to complete acquisition related adjustments which may result in potential adjustments to the carrying value of the respective recorded assets and liabilities.
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

The Company will finalize these amounts no later than one year from the acquisition date once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the preliminary amounts disclosed above which may impact the reported results in the period those adjustments are identified. Since the initial purchase price allocation reported at December 31, 2022, we have adjusted the purchase price allocation for operating and finance lease assets and liabilities due to changes in the incremental borrowing rates. Additionally, we identified further adjustments required for accounts receivable, prepaid expenses, deferred income taxes, deferred revenue, and accounts payable and accrued expenses. The adjustments noted resulted in further changes to both intangible assets and goodwill. Other than an $8.9 million adjustment to operating lease liabilities, the noted adjustments did not have a material impact on the financial statements since the date of acquisition.
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

The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation and amortization expense. The fair value of the property and equipment was estimated using the cost and market approaches as of the valuation date. The fair value of the leases was estimated using the income and market approaches to determine if there was any favorable or unfavorable terms in place.

The intangible assets acquired, which primarily consist of the accreditations and regulatory approvals, trademarks and trade names, and curriculum, were valued using different valuation techniques depending upon the nature of the intangible asset acquired, all of which are considered level 3 as defined in Note 8. The accreditations and regulatory approvals were valued using the multi-period excess earnings method (“MPEEM”) under the income approach. The MPEEM is a variation of discounted cash-flow analysis. Rather than focusing on the whole entity, the MPEEM isolates the cash flows that can be associated with a single intangible asset and measures fair value by discounting them to present value. The trademarks and trade names were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. The curriculum was valued using the cost approach.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below presents the summary of the intangible assets acquired and the useful lives of these assets based upon the current preliminary purchase price allocation:

Intangible Asset	Useful life	Amount
Accreditations and regulatory approvals	Indefinite	$3,500
Trademarks and trade names	10 years	500
Curriculum	5 years	1,400
Total		$5,400
See Note 10 and Note 11 and for additional details on goodwill and intangible assets.
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
Pro forma financial information
The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on October 1, 2020:

	Twelve Months Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Revenue	$643,429	$618,949	$514,703
Net income	12,567	27,081	10,108

The unaudited pro forma financial information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets and the finance lease asset had been applied from October 1, 2020, with the related tax effects. The unaudited pro forma financial information also includes adjustments to reflect the additional interest expense on the revolving credit facility issued to fund the acquisition (see Note 14). Lastly, the unaudited pro forma financial information includes adjustments to reflect the reduction in depreciation expense assuming the fair value adjustments to property and equipment assets had been applied from October 1, 2020.
This unaudited pro forma financial information is for informational purposes only. It does not reflect the integration of the business or any synergies or incremental costs that may result from the acquisition. As such, it is not indicative of the results of operations that would have been achieved had the acquisition been consummated on October 1, 2020. In addition, the unaudited pro forma financial information amounts are not indicative of future operating results.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
In connection with this acquisition, we incurred total transaction costs of $1.7 million of which $0.9 million were incurred during the year ended September 30, 2022 and $0.8 million during the year ended September 30, 2021. These costs are included in “Selling, general and administrative” expenses in the consolidated statements of operations for the applicable period.
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

The accreditations and regulatory approvals were valued using the MPEEM under the income approach. The trademarks and trade names were valued using the relief from royalty method. The curriculum was valued using the cost approach. The table below presents a summary of the intangible assets acquired and the useful lives of these assets:

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
Pro forma financial information is not presented as revenues and earnings of MIAT were not material to our consolidated statements of operations. MIAT is included in the “UTI” reportable segment disclosed in Note 22 on Segments.

Note 5 - Revenue from Contracts with Customers

Nature of Goods and Services

As previously described in Note 2, revenues across the UTI and Concorde segments consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in ASC 606. Tuition and fee revenue is recognized ratably over the term of the course or program offered.

The majority of the UTI programs are designed to be completed in 30 to 100 weeks. The UTI advanced training programs range from 8 to 26 weeks in duration. UTI also provides dealer technician training or instructor staffing services to manufacturers. Revenues are recognized as transfer of the services occurs.

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

All of our revenues are generated within the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent across our various programs for both the UTI and Concorde segments. See Note 22 for disaggregated segment revenue information.

Revenues from our Proprietary Loan Program

As previously described in Note 2, certain UTI students participate in a proprietary loan program that extends repayment terms for their tuition beyond the time that they are in school. We purchase said loans from the lender. Based on historical collection rates, we believe at least a portion of these loans are collectible. Accordingly, we recognize tuition and loan origination fees financed by the loan and any related interest revenue under the effective interest method required under the loan based on the amount we expect to collect, and we recognize these revenues ratably over the term of the course or program offered.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	September 30,
	2023	2022
Receivables (1)	$59,863	$46,826
Deferred revenue	$85,738	$54,223
(1)     Receivables, net of allowances, includes tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the year ended September 30, 2023, the deferred revenue balance included decreases for revenues recognized during the period, increases related to new students who started their training programs during the period, and the addition of deferred revenue from the Concorde Acquisition.

Note 6 - Receivables, net
Receivables, net consist of the following:

	September 30,
	2023	2022
Tuition and fees receivables	$29,616	$18,931
Tax receivables	740	—
Other receivables	3,858	3,153
Total receivables	34,214	22,084
Less: allowance for uncollectible accounts	(9,053)	(5,634)
Receivables, net	$25,161	$16,450
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
The following table summarizes the activity for our allowance for uncollectible accounts for the years ended September 30, 2023, 2022 and 2021:

	Year Ended September 30,
	2023	2022	2021
Balance at beginning of period	$5,634	$2,787	$1,793
Additions due to opening balance of Concorde acquisition	6,740	—	—
Additions due to opening balance of MIAT acquisition	—	1,682	—
Additions to bad debt expense	3,319	2,510	1,718
Write-offs of uncollectible accounts	(6,640)	(1,345)	(724)
Balance at end of period	$9,053	$5,634	$2,787

Note 7 - Investments
In July 2022, we invested a portion of our cash and cash equivalents in short-term investments which primarily consist of corporate and municipal bonds with a minimum credit rating of A. We had the ability and intention to hold these investments until maturity and therefore classified these investments as held-to-maturity and recorded them at amortized cost and presented them in “Held-to-maturity investments” on our consolidated balance sheet as of September 30, 2022. As of September 30, 2023, there were no outstanding held-to-maturity investments as all of the securities matured by December 31, 2022 and there were no new purchases of held-to-maturity investments during the year ended September 30, 2023.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The amortized cost, gross unrealized gains or losses, and fair value of held-to-maturity investments at September 30, 2022 were as follows:

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
Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$29,687	$29,687	$—	$—
Notes receivable(2)	36,663	—	—	36,663
Total assets at fair value on a recurring basis	$66,350	$29,687	$—	$36,663

Revolving credit facility and term loans (4)	156,991	—	156,991	—
Total liabilities at fair value on a recurring basis	$156,991	$—	$156,991	$—

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
(1)    Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” on our consolidated balance sheets as of September 30, 2023 and 2022.
(2)    Notes receivable relate to the proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” on our consolidated balance sheets as of September 30, 2023 and 2022. See Note 2 for further discussion over the proprietary loan program.
(3)     Corporate and government bonds are reflected as “Held-to-maturity investments” on our consolidated balance sheet as of September 30, 2022.
(4) The revolving credit facility and term loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

Note 9 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	September 30,
		2023	2022
Land	—	$25,601	$16,603
Building and building improvements	3-30	160,920	126,244
Leasehold improvements	1-20	87,525	86,751
Training equipment	3-10	110,292	96,907
Office and computer equipment	3-10	37,251	31,900
Curriculum development	3-5	2,478	20,130
Software developed for internal use	1-5	12,573	12,150
Vehicles	5	1,406	1,458
Right-of-use assets for finance leases	2-15	5,603	215
Construction in progress	—	9,061	16,359
		452,710	408,717
Less: accumulated depreciation and amortization		(186,364)	(194,425)
Property and equipment, net		$266,346	$214,292
Depreciation expense related to property and equipment was $24.6 million and $16.8 million for years ended September 30, 2023 and 2022, respectively.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 10 - Goodwill

Our goodwill balance of $28.5 million as of September 30, 2023 represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. The changes in the carrying value of goodwill for the years ended September 30, 2023 and 2022 are presented in the table below.

	Year ended September 30,
	2023	2022
Balance at beginning of period	$16,859	$8,222
Additions to goodwill for acquisition of MIAT	—	8,637
Additions to goodwill for acquisition of Concorde	$11,600
Balance at end of period	$28,459	$16,859

The table below summarizes the goodwill balance by reportable segment:

	September 30, 2023	September 30, 2022
UTI	$16,859	$16,859
Concorde	11,600	—
Total goodwill	$28,459	$16,859

Note 11 - Intangible Assets, net

The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for intangible assets subject to amortization as of September 30, 2023:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Trademarks, trade names and other	1,942	(680)	1,262	5.17
Curriculum	1,800	(387)	1,413	3.98
Total	$20,042	$(1,067)	$18,975	4.54

The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that were subject to amortization as of September 30, 2022:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$12,800	$—	$12,800	Indefinite
Trademarks, trade names and other	1,442	(354)	1,088	3.88
Curriculum	400	(73)	327	4.08
Total	$14,642	$(427)	$14,215	3.93

Amortization expense for the year ended September 30, 2023, 2022, and 2021 was $0.6 million, $108.8 thousand, and $35.5 thousand, respectively.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Intangible assets subject to amortization as of September 30, 2023, will be amortized as follows:

	2024	2025	2026	2027	2028	Thereafter
Estimated future amortization expense	$696	$677	$660	$337	$97	$208

Of the $20.0 million gross carrying value recorded as intangible assets as of September 30, 2023, $5.4 million relates to the Concorde asset group and $14.6 million relates to the UTI asset group. The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets.

Our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of the year ended September 30, 2023. As discussed in Note 4, during the year ended September 30, 2022, we determined the fair value of our MIAT trademarks and trade names intangible asset to be $1.0 million and recorded an intangible asset impairment charge of $2.0 million within “Selling, general and administrative” on the consolidated statement of operations during the year ended September 30, 2022.

Note 12 - Leases

As of September 30, 2023, we lease 29 of our 33 campuses and three other locations under non-cancelable operating leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. Our facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of September 30, 2023, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our consolidated balance sheets.

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

The components of lease expense are included in “Educational services and facilities” and “Selling, general and administrative” on the consolidated statements of operations, with the exception of interest on lease liabilities, which is included in “Interest expense.”

The components of lease expense during the years ended September 30, 2023, 2022, and 2021 are presented below. The operating lease expense excludes expense for short-term leases not accounted for under ASC 842, which was not significant for the years ended September 30, 2023, 2022, or 2021.

	Year ended September 30,
Lease Expense	2023	2022	2021
Operating lease expense	$29,450	$22,424	$22,623
Finance lease expense:
Amortization of leased assets	779	72	123
Interest on lease liabilities	296	2	6
Variable lease expense	8,725	5,469	3,682
Sublease income	(114)	(155)	(444)
Total net lease expense	$39,136	$27,812	$25,990

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Supplemental balance sheet, cash flow and other information related to our leases was as follows:

		September 30,
Leases	Classification	2023	2022
Assets:
Operating lease assets	Right-of-use assets for operating leases(1)	$176,657	$132,038
Finance lease assets	Property and equipment, net(2)	4,846	22
Total leased assets		$181,503	$132,060

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion(1)	$22,481	$12,959
Finance lease liabilities	Long-term debt, current portion	844	23
Noncurrent
Operating lease liabilities	Operating lease liability(1)	165,026	129,302
Finance lease liabilities	Long-term debt	4,757	—
Total lease liabilities		$193,108	$142,284

(1)     As noted in Note 4, during the year ended September 30, 2023, our right-of-use assets and operating lease liabilities increased due to the acquisition of Concorde. This increase was partially offset in March 2023, with the purchase of the three primary buildings and associated land that we previously leased at the UTI Orlando, Florida campus, as discussed in Note 9. This purchase reduced our right-of-use assets balance by approximately $10.5 million and our operating lease liabilities by approximately $12.4 million.

(2)     The finance lease assets and liabilities as of September 30, 2023 consisted of one campus lease, and as of September 30, 2022 were made up of three equipment leases. Finance lease assets are recorded net of accumulated amortization of $0.8 million and $0.2 million as of September 30, 2023 and 2022, respectively.

	September 30,
Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (in years):
Operating leases	7.91	8.92
Finance leases	5.33	0.33

Weighted average discount rate:
Operating leases	4.76%	3.91%
Finance leases	6.02%	3.08%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Year ended September 30,
Supplemental Disclosure of Cash Flow Information and Other Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,474	$13,952	$20,469
Financing cash flows from finance leases	696	73	119

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities(1)	$4,568	$3,313	$30,017
(1) Excludes the operating leases recorded for the Concorde and MIAT acquisitions discussed in Note 4. During the year ended September 30, 2023, Concorde renewed the campus lease for their Orlando, Florida campus and signed a new lease for a smaller corporate office in Kansas City, Kansas.
Maturities of lease liabilities were as follows:

	As of September 30, 2023
Years ending September 30,	Operating Leases	Finance Leases
2024	$29,271	$1,159
2025	30,598	1,193
2026	29,565	1,229
2027	27,944	1,266
2028	25,796	1,304
2029 and thereafter	81,311	438
Total future minimum lease payments	224,485	6,589
Less: interest	(36,978)	(988)
Present value of lease liabilities	187,507	5,601
Less: current lease liabilities	(22,481)	(844)
Long-term lease liabilities	$165,026	$4,757

Note 13 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30,
	2023	2022
Accounts payable	$14,438	$21,746
Accrued compensation and benefits	36,332	28,430
Other accrued expenses	15,075	13,328
Accrued tool sets	$4,096	$3,176
Accounts payable and accrued expenses	$69,941	$66,680

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 14 - Debt

	September 30, 2023			September 30, 2022
	Interest Rate	Maturity Date	Carrying Value of Debt (6)	Carrying Value of Debt (6)
Revolving Credit Facility(1)	7.57%	Nov 2025	$90,000	$—
Avondale Term Loan(2)	7.38%	May 2028	29,251	30,083
Lisle Term Loan(3)	7.33%	Apr 2029	37,740	38,000
Finance lease(4)	6.02%	Various	5,601	23
Total debt			162,592	68,106
Debt issuance costs presented with debt (5)			(475)	(568)
Total debt, net			162,117	67,538
Less: current portion of long-term debt			(2,517)	(1,115)
Long-term debt			$159,600	$66,423
(1)     Interest on the Revolving Credit Facility (as defined below) accrues at annual rate equal to Term SOFR plus a margin of 2.0% and a lender specific spread of 0.15%.
(2)    Interest on the Avondale Term Loan (as defined below) accrues at annual rate equal to Term SOFR plus 2.0% and a tranche adjustment of 0.046%.
(3)     Interest on the Lisle Term Loan (as defined below) accrues at annual rate equal to the Term SOFR plus 2.0%.
(4)    The finance lease balance as of September 30, 2023 is related to a facility lease with an annual interest rate of 6.02% that matures in 2029. See Note 12 for additional details on our finance leases.
(5)    The unamortized debt issuance costs as of September 30, 2023 relate to the Avondale Term Loan and the Lisle Term Loan.
(6)    The Revolving Credit Facility, Avondale Term Loan, Lisle Term Loan and finance leases bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

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

This agreement provides that borrowings under the Credit Facility will amortize on an interest-only basis during its term with principal able to be borrowed, re-paid and re-borrowed throughout the term of the Credit Facility and with the outstanding principal due and payable at maturity. Advances made under the Credit Facility bear interest at a floating rate equal to, at our option, either (a) a variable rate equal to the greater of: (i) 3.50%, or (ii) the rate that the lender publicly announces, publishes or designates from time to time as its index rate or prime rate, or any successor rate thereto, in effect at its principal office, or (b) a variable rate equal to the greater of (i) 0%, or (ii) Term SOFR relating to quotations for one (1) or three (3) months, as selected by us or as otherwise set pursuant to the terms of the credit agreement, as applicable, plus, in the case of any Term SOFR loan, an adjustment equal to 0.10% if the interest period is one (1) month and 0.15% if the interest period is three (3) months. Interest in the case of tranche rate loans will be increased by an applicable margin that varies from 1.75% up to 2.25% based on our then-current total leverage ratio. In executing the Credit Facility, we incurred $0.5 million in debt issuance costs which have been recorded in “Other assets” on the consolidated balance sheets as of September 30, 2023. On November 28, 2022, we drew $90.0 million from the Credit Facility in support of the closing of the Concorde Acquisition. In December 2022, a $1.8 million letter of credit was issued on the Credit Facility. The remaining availability under the Credit Facility as of September 30, 2023 was $8.2 million.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
We are also subject to certain customary affirmative and negative covenants under the credit agreement, including financial covenants such as total leverage ratio, a fixed charge coverage ratio, and a quick ratio. In addition, we are required to maintain a financial responsibility composite score of at least 1.4 as of the end of the fiscal year ending September 30, 2023 and of at least 1.5 as of the end of any fiscal year thereafter. On August 23, 2023 the Credit Facility was amended to remove the “clean off” provision, under which the amount outstanding on the Credit Facility was not to exceed $20.0 million for a single 30 consecutive day period from our initial draw and ending on December 31, 2024. As of September 30, 2023, we were in compliance with all covenants under our Credit Facility.

Avondale Term Loan

In connection with the Avondale, Arizona building purchase in December 2020, we entered into a credit agreement with Fifth Third Bank, national banking association (the “Avondale Lender”) on May 12, 2021 in the maximum principal amount of $31.2 million with a maturity of seven years (the “Avondale Term Loan”). Originally, the Avondale Term Loan bore interest at the rate of LIBOR plus 2.0%. On April 3, 2023 in connection with applying the guidance in ASU 2020-04, we executed an amendment for our Avondale Term Loan to convert the stated rate from LIBOR to Term SOFR. As of April 3, 2023, the Avondale Term Loan bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046%. Principal and interest payments are due monthly. The Avondale Term Loan is secured by a first priority lien on our Avondale, Arizona property, including all land and improvements. Additionally, we entered into an interest rate swap agreement with the Avondale Lender. See Note 15 below for further discussion on the interest rate swap.

We are subject to customary affirmative and negative covenants under the Credit Agreement, including, without limitation, certain reporting obligations and certain limitations on restricted payments, and limitations on liens, encumbrances and indebtedness. The Term Loan is also subject to certain financial maintenance covenants. The debt service coverage ratio shall not be less than 1.25 to 1.00 and is defined as the ratio of the sum of consolidated income (loss) for the year, to the extent deducted in determining income for such period, before income taxes, interest expense, amortization, depreciation and other non-cash charges including net stock-based compensation, fees and expenses related to potential acquisitions and expansion of operations and certain non-recurring charges, including relating to restructuring, business optimization and diversification strategy, less any extraordinary non-recurring gains, interest income and non-cash gains (“Consolidated EBITDA”) (less dividends payable on our Series A Preferred Stock) and other extraordinary items to the current portion of long-term debt and interest paid during the period being measured. The funded debt to Consolidated EBITDA ratio is required to be no greater than 3.50 to 1.00. Beginning on May 12, 2024, the Lender may request new appraisals of the Avondale property in order to maintain the ratio of the amortized loan balance to the value of the location at 70%, the approximate ratio that existed at May 12, 2021. Events of default under the Credit Agreement include, among others, the failure to make payments when due, breach of covenants (including certain financial maintenance covenants) and breach of representations or warranties. If we fail to meet the minimum debt service coverage ratio, loan-to-value or debt yield and fail to cure such non-compliance within a time period acceptable to the Lender, we will be in default. As of September 30, 2023, we were in compliance with the debt covenants for the Avondale Term Loan.
Lisle Term Loan

On April 14, 2022, our consolidated subsidiary, 2611 Corporate West Drive Venture LLC (the “Borrower”), entered into a new Loan Agreement (“Lisle Loan Agreement”) with Valley National Bank (the “Lisle Lender”), to fund the acquisition and retire the prior loan agreement with Western Alliance bank, via a term loan in the original principal amount of $38.0 million with a maturity of seven years (the “Lisle Term Loan”). The Lisle Term Loan bears interest at a rate of one-month Term SOFR plus 2.0%. The Lisle Term Loan is secured by a mortgage on the Lisle, Illinois campus and is guaranteed by the Company. In connection with the Lisle Term Loan, we entered into an interest rate swap agreement. See Note 15 below for further discussion on the interest rate swap.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
As guarantor, the Company is subject to certain customary affirmative and negative covenants under the Lisle Loan Agreement - VN, including, without limitation, reporting and notice obligations and certain financial maintenance covenants. The Company’s fixed charge coverage ratio is required to be not less than 1.25 to 1.00 during the period being measured and is defined as the ratio of (a) the sum of consolidated net income (loss) for the year, before interest expense, income taxes, depreciation and amortization, and other extraordinary non-recurring items (“Adjusted EBITDA”) plus rent paid to Borrower and less cash taxes paid, distributions, and unfinanced capital expenditures to (b) principal and interest expenses plus rent paid to Borrower. The ratio of total indebtedness to Adjusted EBITDA is required to be no greater than 3.50 to 1.00. In addition, the Borrower’s debt service coverage ratio is required to equal or exceed 1.20 to 1.00 during the period being measured and is defined as the ratio of (a) net operating income of the Lisle Campus to (b) actual annual debt service due under the Loan Agreement. Events of default under the Loan Agreement include, among others, the failure to make payments when due, breach of covenants (including certain financial maintenance covenants) and breach of representations or warranties. If the Company fails to meet the minimum fixed charge coverage ratio or ratio of total indebtedness to Adjusted EBITDA and fails to cure such non-compliance within a time period acceptable to the Lender, the Company will be in default. As of September 30, 2023, we were in compliance with the debt covenants for the Lisle Term Loan.

Debt Maturities
Scheduled principal payments due on our debt for each year through the period ended September 30, 2028, and thereafter were as follows at September 30, 2023:

Maturity	Revolving Credit Facility & Term Loans	Finance Leases	Total
2024	$1,673	$844	$2,517
2025	1,763	932	2,695
2026	91,836	1,027	92,863
2027	1,909	1,128	3,037
2028	26,610	1,237	27,847
Thereafter	33,200	433	33,633
Subtotal	156,991	5,601	162,592
Debt issuance costs presented with debt	(475)	—	(475)
Total	$156,516	$5,601	$162,117

Note 15 - Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset these underlying market risks. See Note 2 for our derivative financial instruments policy.

On May 12, 2021, in connection with the Avondale Term Loan discussed in Note 14, we entered into an interest rate swap agreement with the Lender that effectively fixes the interest rate on 50% of the principal amount of the Avondale Term Loan, or approximately $15.6 million, at 3.5% for the entire loan term, or seven years (the “Avondale Swap”). On May 12, 2021, the Avondale Swap was designated as an effective cash flow hedge for accounting and tax purposes. On March 31, 2023 in connection with applying the guidance in ASU 2020-04, we terminated our existing interest rate swap and entered into a new interest rate swap agreement, effective April 3, 2023, with the Avondale Lender that effectively fixes the interest rate we pay on 50% of the principal amount of the Avondale Term Loan at 1.45% for the entire loan term. Further, the floating rate we receive under this new swap has been converted to one month Term SOFR, versus one month LIBOR under the previous swap. In executing the amendment, we adopted several of the practical expedients allowed under ASU 2020-04, including updating the designated hedged risk in our outstanding cash flow hedging relationship to match the risk presented in the modified interest payments and to continue our hedging relationship that falls within the scope of ASU 2020-04. The adoption of the new guidance in ASU 2020-04 did not have a material impact on our consolidated financial statements and the Avondale Swap is still designated as an effective cash flow hedge for accounting and tax purposes.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
On April 14, 2022, in connection with the Lisle Term loan described in Note 14, we entered into an interest rate swap agreement with the Lisle Lender that effectively fixes the interest rate on 50% of the principal amount of the Lisle Term Loan at 4.69% for the entire loan term, or seven years (the “Lisle Swap”). On April 14, 2022, the Lisle Swap was designated as an effective cash flow hedge for accounting and tax purposes.

Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income (loss)” as of September 30, 2023, we estimate that $1.0 million will be reclassified to “Interest expense” within the next twelve months. As of September 30, 2023, the notional amounts of the Avondale Swap and Lisle Swap were approximately $14.6 million and $18.9 million, respectively.

Fair Value of Derivative Instruments

The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2), both of which are designated as cash flow hedges, and the related classification on the consolidated balance sheets as of September 30, 2023 and 2022:

	September 30,
Interest Rate Swaps	2023	2022
Other current assets	$957	$632
Other assets	2,075	2,067
Total fair value of assets designated as hedging instruments	$3,032	$2,699

Effect of Cash Flow Hedge Accounting on the Consolidated Statement of Operations and Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the consolidated statements of operations and accumulated other comprehensive income for the years ended September 30, 2023, 2022 and 2021:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Year Ended September 30, 2023
Avondale and Lisle Swaps	$(1,169)	$(835)

	Year Ended September 30, 2022
Avondale and Lisle Swaps	$2,787	$(192)

	Year Ended September 30, 2021
Avondale Swap	$(365)	$(86)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 16 - Income Taxes

The components of income tax (expense) benefit for the years ended September 30, 2023, 2022 and 2021 are as follows:

	Year Ended September 30,
	2023	2022	2021
Current (expense) benefit:
United States federal	$(97)	$(17)	$5
State	(1,032)	(1,065)	(607)
Total current (expense) benefit	(1,129)	(1,082)	(602)
Deferred (expense) benefit:
United States federal	(4,190)	2,380	—
State	(446)	4,109	—
Total deferred (expense) benefit	(4,636)	6,489	—
Total income tax (expense) benefit	$(5,765)	$5,407	$(602)
The income tax provision differs from the tax that would result from application of the statutory federal tax rate of 21.0% to pre-tax income for the years ended September 30, 2023, 2022 and 2021. The reasons for the differences are as follows:

	Year Ended September 30,
	2023	2022	2021
Income tax expense at statutory rate	$(3,798)	$(4,293)	$(3,188)
State income taxes, net of federal tax benefit	(1,188)	(1,356)	(480)
Excess officers compensation	(387)	(276)	(203)
Transaction Costs	(479)	—	—
Adjustment to deferred taxes	(322)	(345)	—
R&D Credits Generated	546	—	—
Decrease in valuation allowance	236	12,075	3,229
Other, net	(373)	(398)	40
Total income tax (expense) benefit	$(5,765)	$5,407	$(602)

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The components of the deferred tax assets (liabilities) recorded in the accompanying consolidated balance sheets were as follows:

	September 30,
	2023	2022
Gross deferred tax assets:
Operating lease liability	$47,349	$36,212
Deferred compensation	558	542
Accrued compensation	2,636	2,217
Accrued tool sets	1,069	823
Other reserves and accruals	4,464	3,826
Deferred revenue	4,733	5,178
Net operating losses	9,232	5,406
Tax credit carryforwards	929	165
Capitalized R&D costs	3,109	—
Charitable contribution carryovers	1,223	1,252
Deductions limited by Section 382	5	249
Other	84	84
Valuation allowance	(3,192)	(1,200)
Total gross deferred tax assets	72,199	54,754
Gross deferred tax liabilities:
Right of use assets for operating leases	(44,726)	(33,655)
Amortization of goodwill and intangibles	(5,540)	(4,666)
Depreciation and amortization of property and equipment	(16,829)	(11,673)
Prepaid and other expenses deductible for tax	(1,241)	(720)
Other comprehensive income	(758)	(675)
Total gross deferred tax liabilities	(69,094)	(51,389)
Net deferred tax assets	$3,105	$3,365

The following table summarizes the activity for the valuation allowance for the years ended September 30, 2023, 2022 and 2021:

	Year Ended September 30,
	2023	2022	2021
Balance at beginning of period	$1,200	$13,492	$17,449
Reductions to income tax	(236)	(12,075)	(3,957)
Write-offs/Adjustments(1)	2,228	(217)	—
Balance at end of period	$3,192	$1,200	$13,492
(1) The fiscal year 2023 balance primarily relates to purchase accounting for the Concorde acquisition.
We had a valuation allowance of $3.2 million and $1.2 million against the deferred tax assets as of September 30, 2023 and 2022, respectively, based on our assessment of the ability to utilize the deferred tax assets. The change in valuation allowance during the year is primarily a result of purchase accounting in conjunction with the Concorde acquisition. We continue to maintain a valuation allowance on certain federal and state attributes for which we determined that it was more likely than not that a benefit will not be realized prior to expiration. In assessing whether a valuation allowance was required, we considered the weight of all available positive and negative evidence.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
As of September 30, 2023, we had approximately $25.8 million and $92.3 million in net operating losses for federal and state tax purposes, respectively. The federal net operating losses can be carried forward indefinitely, while the state net operating losses will expire at various dates beginning 2023 through 2043 if not utilized or carried forward indefinitely. Additionally, we had $0.4 million of federal research and development tax credits under Internal Revenue Code §41 and other general business tax credits. If unused, these credits begin to expire in 2038.

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

The following table summarizes the activity related to the gross unrecognized tax benefits for the fiscal years ended September 30, 2023 and 2022:

	Year Ended September 30,
	2023	2022
Balance at beginning of period	$387	$—
Increases relates to current year tax positions	109
Increases related to acquisitions	—	387
Balance at end of period	$496	$387

The total amount of gross unrecognized tax benefits was $0.5 million as of September 30, 2023, of which $0.4 million, if fully recognized, would decrease our effective tax rate. The current year increase relates to research and development tax credits generated in the current year.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. No interest or penalties were accrued as of September 30, 2023. We do not expect a significant decrease in our liability for unrecognized tax benefits in the next 12 months.

We file income tax returns for federal purposes and in many states. Our tax filings remain subject to examination by applicable tax authorities for certain length of time, generally three to four years, following the tax year to which these filings relate. In 2020, we filed returns to carried back federal and certain state net operating losses to prior years. The statute of limitations for adjustment of the net operating losses utilized on these tax returns remains open an additional three to four years, depending on jurisdiction, from the date these returns were filed.

Note 17 - Commitments and Contingencies
Licensing Agreements
We have entered into various licensing agreements with varying expiration dates that give us the right to use certain materials, trademarks, trade names, trade dress, and other intellectual property in connection with the operation of our campuses and the development of our courses. The expense for the license fees under these various agreements totaled $2.3 million, $2.1 million, and $2.0 million for the years ended September 30, 2023, 2022 and 2021, respectively, and were recorded in “Educational services and facilities expenses” on the consolidated statements of operations.
Snap-on Tools Product Support Agreement
In February 2023, UTI entered into a new agreement with Snap-on Industrial (“Snap-on Tools”), as a result of the expiration of the previous agreement, that allows UTI to purchase promotional tool kits for its students at a discount from the list price (see below paragraph). In addition, UTI earns credits that are redeemable for Snap-on Tools equipment that is utilized in UTI training programs. Credits are earned on UTI’s purchases as well as purchases made by students enrolled in the UTI programs. As part of the agreement, UTI has agreed to grant Snap-on Tools exclusive access to its campuses, to display

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
advertising and primarily use their tools to train UTI students. Additionally, per the new agreement, UTI receives a quarterly product donation allowance towards the purchase of tools and equipment which are to be utilized in the UTI training programs at its campuses. The credits and allowances under this agreement may be redeemed in multiple ways. This agreement will expire in December 2027. A net prepaid expense with Snap-on Tools has resulted from an excess of credits earned over credits used of $1.9 million and $4.0 million as of September 30, 2023 and 2022, respectively, included in “Other current assets” on our consolidated balance sheets.
UTI students are provided a Career Starter Tool Set Voucher which can be redeemed for a tool set near graduation. The cost of the tool sets, net of the discount, is accrued during the time period in which the UTI students begin attending school until they have progressed to the point that the promotional tool set vouchers are provided. The consolidated balance sheets include a liability in “Accounts payable and accrued expenses” for the tool sets that are expected to be redeemed of $4.1 million and $3.2 million as of September 30, 2023 and 2022, respectively. Additionally, UTI’s liability to Snap-on Tools for vouchers redeemed by students was $0.5 million and $2.3 million as of September 30, 2023 and 2022, respectively, and is included in “Accounts payable and accrued expenses” on our consolidated balance sheets.
Surety Bonds
Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant certificates, diplomas or degrees to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. Additionally, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. Our insurers issue surety bonds for us on behalf of our campuses and admissions representatives with multiple states to maintain authorization to conduct our business. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of September 30, 2023, the total face amount of these surety bonds was approximately $22.3 million.

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

Note 18 - Shareholders’ Equity

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
As of September 30, 2023 and 2022, 675,885 shares of Series A Preferred Stock were issued and outstanding. The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2023 and 2022.

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

Dividends

We may pay a cash dividend on each share of the Series A Preferred Stock at a rate of 7.5% per year on the liquidation preference then in effect (“Cash Dividend”). The Cash Dividend is payable before any dividends would be declared or paid to common stockholders or other junior stockholders. If we do not pay a Cash Dividend, the liquidation preference shall be increased to an amount equal to the current liquidation preference in effect plus an amount reflecting that liquidation preference multiplied by the Cash Dividend rate then in effect plus 2.0% per year (“Accrued Dividend”). Cash Dividends are payable semi-annually in arrears on September 30 and March 31 of each year, and will begin to accrue on the first day of the applicable dividend period. We paid Cash Dividends of $5.1 million and $5.2 million during the years ended September 30, 2023 and 2022.

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

The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2023 and 2022.

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Optional Conversion by Our Company

If at any time following the third anniversary of the issuance of the Series A Preferred Stock, the volume weighted average price of our common stock equals or exceeds 2.5 times the conversion price of the Series A Preferred Stock, or $8.33 as of September 30, 2023, for a period of 20 consecutive trading days during an open trading window (“Conversion Trigger”), we may, at our option and subject to obtaining any required stockholder and regulatory approvals, require that any or all of the then outstanding Series A Preferred Stock be automatically converted into our common stock at the conversion rate. We may not elect such conversion during the closed trading window periods in which any director or executive officer of our company is prohibited by us to, directly or indirectly, purchase, sell or otherwise acquire or transfer any equity security of our company. If we are unable to obtain the necessary regulatory approvals to remove the Conversion Cap within 120 days of giving our notice of intent to convert, we will have the option to redeem all of the Series A Preferred Stock at a premium.

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

Share Repurchase Program

On December 10, 2020, our Board of Directors authorized a new share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This new share repurchase plan replaced the previously authorized plan from fiscal 2012. Any repurchases under this new stock repurchase program require the approval of a majority of the voting power of our Series A Preferred Stock. We did not repurchase any shares during the years ended September 30, 2023, 2022 and 2021.

Note 19 - Stock-Based Compensation

Our stock-based compensation is governed by the 2021 Equity Incentive Compensation Plan (“2021 Plan”). The 2021 Plan was adopted by our Board of Directors in January 2021 and approved by our shareholders at the February 2021 annual meeting. The 2021 Plan replaced the Management 2002 Stock Option Program and the 2003 Incentive Compensation Plan, as amended (the “Former Plans”). Under the 2021 Plan, we are authorized to issue incentive compensation convertible into up to 2.0 million shares of common stock, increased by 0.7 million shares that remained available for future grants of awards under the Former Plans immediately prior to termination. Additionally, subject to and in accordance with the 2021 Plan, 1.5 million shares that are subject to outstanding awards under the Former Plans that are subsequently expired, forfeited, or are otherwise terminated will also become available for awards under the 2021 Plan. As of September 30, 2023, 1.1 million shares remained available for future grants under the 2021 Plan.
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
For all stock-based compensation expense, we account for forfeitures as they occur. The following table summarizes the operating expense line in which stock-based compensation expense has been recorded and the impact on net income in the consolidated statements of operations for the years ended September 30, 2023, 2022 and 2021:

	Year Ended September 30,
	2023	2022	2021
Educational services and facilities	$192	$240	$60
Selling, general and administrative	3,656	4,172	1,748
Total stock-based compensation expense	$3,848	$4,412	$1,808

Income tax benefit	$962	$1,103	$452

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Stock Options
We have not issued stock options since fiscal 2019. Outstanding options under the Former Plans have an expiration date of seven years. Under the 2021 Plan, the maximum term of any option granted is ten years and, unless otherwise permitted by our Compensation Committee, an option generally will remain exercisable for three months following the participant’s termination of service, provided that if service terminates as a result of the participant’s death or disability, the option generally will remain exercisable for 12 months, but in any event the option must be exercised no later than its expiration date.

The following table summarizes stock option activity under the Former Plans and the 2021 Plan for the years ended September 30, 2023, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)	(per Share)	(Years)	(In thousands)
Outstanding as of September 30, 2021	210	$3.14	4.18	$760
Outstanding as of September 30, 2022	210	$3.14	3.18	$483
Outstanding as of September 30, 2023	210	$3.14	2.18	$1,100
Stock options exercisable as of September 30, 2023	210	$3.14	2.18	$1,100
Restricted Stock Units and Performance Units

Restricted Stock Units

Our RSUs are issued at fair market value, which is based on the closing price of our common stock on the grant date. RSUs generally vest ratably over a three-year service period from the date of grant. As of September 30, 2023, unrecognized stock compensation expense related to RSUs was $4.0 million which is expected to be recognized over a weighted average period of 1.9 years.

Performance Share Units

Our outstanding PSUs vest over a three-year service period from the date of the grant and are based upon a mix of certain pre-established targets for revenue, compounded annual total shareholder return for the measurement period and net income. On the settlement date for each measurement period, participants will receive shares of our common stock equal to 0% to 187.5% of the PSUs originally granted depending on the actual achievement against the performance metrics for that measurement period. The PSUs vest subject to a market condition and on the settlement date which is expected to be no later than two and a half months after the end of each measurement period. As of September 30, 2023, unrecognized stock compensation expense related to PSUs was $3.0 million, which is expected to be recognized over a weighted average period of 2.0 years.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table summarizes the activity for RSUs and PSUs granted under the Former Plans and 2021 Plan for the years ended September 30, 2023, 2022 and 2021:

	RSUs		PSUs
	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding as of September 30, 2020	338	$7.01	341	$7.30
Granted	376	6.11	371	6.37
Adjustment to grant based on achieved attainment level	—	—	11	—
Vested	(130)	6.31	(39)	2.48
Forfeited	(36)	6.90	(42)	7.30
Outstanding as of September 30, 2021	548	$6.56	642	$6.97
Granted	377	8.34	377	8.75
Adjustment to grant based on achieved attainment level	—	—	(256)	—
Vested	(209)	6.69	(24)	7.73
Forfeited	(21)	7.21	(23)	7.14
Outstanding as of September 30, 2022	695	$7.47	716	$7.60
Granted	596	7.17	475	7.49
Adjustment to grant based on achieved attainment level	—	—	(304)	—
Vested	(325)	7.31	—	—
Forfeited	(121)	7.37	(144)	7.65
Outstanding as of September 30, 2023	845	$7.33	743	$7.55
Note 20 - Earnings per Share

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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table summarizes the computation of basic and diluted earnings per common share under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Year Ended September 30,
	2023	2022	2021
Basic earnings per common share:
Net income	$12,322	$25,848	$14,581
Less: Preferred stock dividend declared	(5,069)	(5,159)	(5,250)
Income available for distribution	7,253	20,689	9,331
Income allocated to participating securities	(2,712)	(7,847)	(3,647)
Net income available to common shareholders	$4,541	$12,842	$5,684

Weighted average basic shares outstanding	33,985	33,218	32,766

Basic income per common share	$0.13	$0.39	$0.17

Diluted earnings per common share:
Method used:	Two-class	Two-class	Two-class
Net income available to common shareholders	$4,541	$12,842	$5,684

Weighted average basic shares outstanding	33,985	33,218	32,766
Dilutive effect related to employee stock plans	494	525	357
Weighted average diluted shares outstanding	34,479	33,743	33,123

Diluted income per common share	$0.13	$0.38	$0.17

Anti-dilutive shares excluded:
Outstanding stock-based grants	180	9	186
Convertible preferred stock	20,297	20,297	21,021
Total anti-dilutive shares excluded	20,477	20,306	21,207

Dilutive shares under the as-converted method(1)	54,776	54,040	54,144
(1) The dilutive shares under the as-converted method assume conversion of the Series A Preferred Stock and are presented here merely for reference. In a net income position, diluted earnings per share is determined by the more dilutive of the two-class method or the as-converted method.

Note 21 - Employee Benefit Plans

We sponsor a defined contribution 401(k) plan, under which our employees elect to withhold specified amounts from their wages to contribute to the plan and we have a fiduciary responsibility with respect to the plan. The plan provides for matching a portion of employees’ contributions at management’s discretion. We made matching contributions of approximately $1.7 million, $1.5 million, and $1.1 million to the 401(k) plan for the years ended September 30, 2023, 2022 and 2021, respectively.

Additionally, we have a legacy deferred compensation plan into which certain members of management were eligible to defer a maximum of 75% of their regular compensation and a maximum of 100% of their incentive compensation. No new

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
members have been added to the deferred compensation plan in the past three years. We are not obligated to fund the deferred compensation plan; however, we have purchased life insurance policies on the participants in order to fund the related benefits and such policies have been placed into a rabbi trust. Our obligations under the deferred compensation plan totaled $2.2 million and $2.2 million as of September 30, 2023 and 2022, respectively, and are included in “Other liabilities” while the cash surrender value of the life insurance policies totaled $2.8 million and $2.6 million as of September 30, 2023 and 2022, respectively, and are included in “Other assets” on our consolidated balance sheets.

Note 22 - Segment Information

During the three months ended December 31, 2022, and in conjunction with the Concorde Acquisition, we revised our reportable segments to reflect the manner in which Jerome Grant, our CEO and the chief operating decision-maker, evaluates performance and allocates resources. These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan. We have two reportable segments as follows:

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

Concorde: Concorde operates 17 campuses located in 8 states and online, offering degree, non-degree and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study.

“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments and is included to reconcile segment results to the consolidated financial statements. In prior years, these costs were allocated across our former “Postsecondary Education” reportable segment and “Other” category based upon compensation expense. Prior periods have been updated to conform to the revised presentation.
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Year Ended September 30, 2023
Revenues	$429,317	$178,091	$—	$607,408
Income (loss) from operations	55,679	10,533	(44,813)	21,399
Depreciation and amortization	21,113	4,077	25	25,215
Net income (loss)	51,241	10,700	(49,619)	12,322

Year Ended September 30, 2022
Revenues	$418,765	$—	$—	$418,765
Income (loss) from operations	64,371	—	(41,997)	22,374
Depreciation and amortization	16,822	—	62	16,884
Net income (loss)	62,459	—	(36,611)	25,848

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	UTI	Concorde	Corporate	Consolidated
Year Ended September 30, 2021
Revenues	$335,083	$—	$—	$335,083
Income (loss) from operations	46,529	—	(31,582)	14,947
Depreciation and amortization	13,965	—	62	14,027
Net income (loss)	46,199	—	(31,618)	14,581

As of September 30, 2023
Total assets	$442,507	$130,813	$167,365	$740,685

As of September 30, 2022
Total assets	$434,706	$—	$118,205	$552,911
Note 23 - Government Regulation and Financial Aid

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
Institutions that offer instruction outside of their Home State must comply with federal regulations governing state authorization for distance education in order to participate in the Title IV student financial aid programs. All UTI institutions and the Concorde, Kansas City and Memphis institutions are authorized to participate in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories of the United States of America that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. SARA is overseen by a national council (“NC-SARA”) and administered by four regional education compacts. Forty-nine states (all but California), the District of Columbia, Puerto Rico and the U.S. Virgin Islands have joined SARA.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Each of our institutions holds the state or SARA authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. We also have received approval from the Accrediting Commission of Career Schools and Colleges (“ACCSC”) and the Council on Occupational Education (“COE”) to permanently offer blended format programs that utilize both distance and on-ground education. Additionally, we have received permanent approvals from all state education authorizing agencies to offer blended format programs. We continue to work to ensure that we comply with applicable distance education rules and standards. We also will closely monitor any new rulemakings that concern state authorization or distance education.
State Licensing Boards
Many educational programs leading to professional licensure in a regulated profession require approval from, and are subject to, ongoing oversight by state agencies or boards. For example, certain Concorde healthcare programs, such as the Vocational Nursing, Practical Nursing, Dental Assistant, Massage Therapy, Nursing Practice (RN) programs, require and have obtained state licensure. Such programs are required to meet the standards of the state licensure agency or board and must periodically renew their licenses by completing a comprehensive license renewal process.
Institutional Accreditation
Institutional accreditation is a non-governmental process through which an institution voluntarily submits to ongoing qualitative reviews by an organization of peer institutions. Institutional accreditation by an ED-recognized accreditor is required for an institution to be certified to participate in Title IV Programs. All of the UTI institutions and 14 of the Concorde institutions are accredited by the ACCSC. The remaining two Concorde institutions are accredited by the COE. Both ACCSC and COE are accrediting agencies recognized by ED. ACCSC and COE review the academic quality of each institution’s instructional programs, as well as the administrative and financial operations of the institution to ensure that it has the resources necessary to perform its educational mission, implement continuous improvement processes, and support student success. Our institutions are subject to periodic review to confirm accreditation standards are met, and must submit annual reports, and at times, supplemental reports, to demonstrate ongoing compliance and improvement. ACCSC and COE require institutions to disclose certain institutional information to current and prospective students, as well as to the public, and require that our schools and programs meet various performance standards as a condition of continued accreditation. ACCSC and COE often revisit, revise, and expand their standards and policies. Institutions must periodically renew their accreditation by completing a comprehensive renewal of accreditation process.
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
Title IV Programs
The federal government provides a substantial part of its support for postsecondary education through Title IV Programs in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible to participate by ED. All of our institutions are certified to participate in Title IV Programs. Significant factors relating to Title IV Programs that could adversely affect us include:
•The 90/10 Rule. As a condition of participation in Title IV Programs, proprietary institutions must agree when they sign their PPA to comply with the 90/10 rule. Under the 90/10 rule, to remain eligible to participate in the federal student aid programs, a proprietary institution must derive at least 10% of their revenue from sources other than “Federal education assistance funds.” “Federal education assistance funds” are defined as “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution.”

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

•Three-Year Student Loan Default Rates. An institution whose cohort default rate exceeds 30% in consecutive fiscal years may be subject to conditions and restrictions and will lose eligibility if the rate remains above 30% three years in a row. An institution also will lose eligibility if its rate exceeds 40% for any fiscal year. None of our institutions had a three-year cohort default rate of 30% or greater for 2020, 2019 and 2018, for the three most recent FFYs with published rates. An institution whose three-year cohort default rate is 15% or greater for any one of the three preceding years is subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers. As of September 30, 2023, MIAT and Concorde campuses in Grand Prairie, Texas, Kansas City, Missouri, Memphis, Tennessee, and Miramar, Florida were subject to a 30-day delay in receiving the first disbursement on federal student loans for first-time borrowers due to a three-year cohort default rate that was 15% or greater for one of the three most recent years.

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
•Borrower Defense to Repayment. Under the HEA and its implementing regulations, students may file a claim with ED to discharge their federal Direct Loans (or Direct Consolidated Loans) if, generally, their institution misled them or engaged in other misconduct related to the making of their federal loans or the provision of their educational services. This is referred to as a “borrower defense to repayment” or “BDR” claim. On November 1, 2022, the Biden administration promulgated a revised version of the BDR rule, which took effect on July 1, 2023. On August 7, 2023, the U.S. Court of Appeals for the Fifth Circuit issued a nationwide injunction, postponing the implementation of the borrower defense and closed school provisions of the new rule. The stay on the borrower defense and closed school provisions will remain in effect at least until the Fifth Circuit issues an order as to the pending motions that are on appeal. Until that time, the previous versions of the borrower defense and closed school provisions are in effect.
•Substantial Misrepresentation. The regulatory definitions of “misrepresentation” and “substantial misrepresentation” enforced by ED are exceptionally broad and do not require intent by the institution to misrepresent, or actual reliance by the person to whom the alleged misrepresentation was made. Therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by ED to constitute a substantial misrepresentation, even if the statement was made in error, without intent to misrepresent, and the person to whom it was made did not actually rely upon it.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
•Incentive Compensation. The “incentive compensation” prohibition forbids institutions from providing any commission, bonus, or other incentive payment based in any part, directly or indirectly, on success in securing enrollments or the award of financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. We believe our compensation practices for our admissions representatives comply with the current regulations and ED’s guidance. We will continue to evaluate other compensation options under these regulations and guidance.
•Title IV Program Rulemaking. ED is almost continuously engaged in one or more negotiated rulemakings, which is the process pursuant to which it revisits, revises, and expands the complex and voluminous Title IV Program regulations. We devote significant effort to understanding the effects of ED regulations and rulemakings on our business and to developing compliant solutions that also are congruent with our business, culture, and mission to serve our students and industry relationships. ED has recently undertaken, or proposed to undertake, rulemakings on the following topics:
◦Between October and December of 2021, the Affordability and Student Loans committee negotiated new rules relating to nine issue areas: (1) borrower defense to repayment, (2) closed school loan discharges, (3) total and permanent disability discharges, (4) false certification discharges, (5) income-driven loan repayment plans, (6) interest capitalization on Federal student loans, (7) pre-dispute arbitration and class action waiver clauses, (8) Pell Grants for prison education programs, and (9) Public Service Loan Forgiveness. Shortly thereafter, between January and March 2022, the Institutional and Programmatic Eligibility committee considered new rules relating to seven issue areas: (1) the 90/10 rule, (2) ability to benefit, (3) certification procedures for participation in Title IV Programs, (4) change of ownership and control, (5) financial responsibility, (6) gainful employment, and (7) standards of administrative capability.
◦On October 28, 2022, ED published a final rule amending regulations governing Pell Grants for prison education programs, the 90/10 rule, and changes in ownership and control, effective July 1, 2023. On November 1, 2022, ED published a final rule governing borrower defense to repayment rule, closed school loan discharges, pre-dispute arbitration and class action waiver clauses, interest capitalization on Federal student loans, Public Student Loan Forgiveness, total and permanent disability discharges, and false certification discharges, also effective July 1, 2023.
◦On October 10, 2023, ED published a final rule related to financial value transparency and gainful employment, effective July 1, 2024. On October 31, 2023, ED published final rules relating to (1) financial responsibility, (2) administrative capability, (3) certification procedures; and (4) ability to benefit, effective July 1, 2024.
◦ED has announced plans to convene another round of negotiated rulemaking in the coming months. Potential topics for these rulemaking sessions include: (1) accreditation and related issues; (2) institutional eligibility, including State authorization; (3) third-party servicers and related issues; (4) distance learning; (5) return of Title IV funds; (6) cash management; (7) the use of deferments and forbearances; (8) the Federal TRIO programs; and (9) student loan debt relief.
•Non-Discrimination Rulemakings. On July 12, 2022, ED published a proposed rule to amend the regulations implementing Title IX of the Education Amendments of 1972 (“Title IX”). The regulated community is awaiting a final Title IX rule, which is expected in late 2023. ED also has indicated that it will be proposing a rule to amend regulations related to nondiscrimination on the basis of disability.

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

In 2023, we derived approximately 10% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill, the Montgomery GI Bill, the Reserve Education Assistance Program (“REAP”) and VA Vocational Rehabilitation. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Additionally, some states provide financial aid to our students in the form of grants, loans or scholarships. For example, the UTI campuses in Long Beach, Rancho Cucamonga and Sacramento, California, as well as the Concorde campuses in Garden Grove, North Hollywood, San Bernardino and San Diego, California, for example, are currently eligible to participate in the Cal Grant program. All of our institutions must comply with the eligibility and participation requirements applicable to each of these funding programs, which vary by funding agency and program.

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

Note 24 - Higher Education Emergency Relief Fund

During fiscal 2020 and 2021, various pieces of legislation were issued related to the COVID-19 pandemic, including the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”), the Coronavirus Response and Relief Supplemental Appropriations Act 2021 (“CRRSAA”) and the American Rescue Plan Act (“ARPA”). In 2020, the CARES Act established the Higher Education Emergency Relief Fund (“HEERF”) I, and in 2021 the CRRSAA established HEERF II and the ARPA established HEERF III, all of which included relief funds to be distributed directly to institutions of higher education. The original HEERF I grants required that 50% be used to provide students with emergency financial aid grants to help cover expenses related to the disruption of campus operations due to COVID-19 with the remaining 50% to be used to cover any costs associated with significant changes to the delivery of instruction due to COVID-19 as institutional funds. HEERF II and HEERF III grants were only to be used to provide financial aid grants to students for proprietary institutions.

As of September 30, 2020, UTI had awarded all funds designated for students under the HEERF I program. During the years ended September 30, 2020 and 2021, UTI drew down and utilized the HEERF I institutional funds granted as previously noted in the Supplemental Cash Flow disclosures.

In accordance with the ED’s allocation schedule, during the year ended September 30, 2021, UTI institutions were granted approximately $16.8 million for purposes of funding HEERF II student grants and $9.9 million for purposes of funding HEERF III student grants. During the years ended September 30, 2022 and 2021, UTI awarded approximately $7.0 million and $19.7 million, respectively, in HEERF II and HEERF III grants to over 15,500 students. The HEERF II and HEERF III funds were drawn down as student grants were distributed.