Form 10-Q
period 2023-12-31
UNIVERSAL TECHNICAL INSTITUTE INC
filed 2024-02-08
CIK 1261654

__________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At February 1, 2024, there were 53,732,017 shares outstanding of the registrant's common stock.

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
•our failure to successfully integrate our acquisitions or,
•our failure to improve underutilized capacity at certain of our campuses;
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
•the effect of public health pandemics, epidemics or outbreak, including COVID-19; and
•risks related to other factors discussed in our 2023 Annual Report on Form 10-K filed with the SEC on December 1, 2023 (the “2023 Annual Report on Form 10-K”).

ii

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and per share amounts)
(Unaudited)

	December 31, 2023	September 30, 2023
Assets
Cash and cash equivalents	$143,590	$151,547
Restricted cash	5,233	5,377
Receivables, net	22,722	25,161
Notes receivable, current portion	6,001	5,991
Prepaid expenses	12,117	9,412
Other current assets	7,779	7,497
Total current assets	197,442	204,985
Property and equipment, net	263,922	266,346
Goodwill	28,459	28,459
Intangible assets, net	18,801	18,975
Notes receivable, less current portion	33,393	30,672
Right-of-use assets for operating leases	174,973	176,657
Deferred tax asset, net	4,855	3,768
Other assets	10,568	10,823
Total assets	$732,413	$740,685
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$68,498	$69,941
Deferred revenue	81,474	85,738
Operating lease liability, current portion	22,521	22,481
Long-term debt, current portion	2,560	2,517
Other current liabilities	6,882	4,023
Total current liabilities	181,935	184,700
Deferred tax liabilities, net	663	663
Operating lease liability	164,125	165,026
Long-term debt	158,962	159,600
Other liabilities	4,543	4,729
Total liabilities	510,228	514,718
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 53,814 and 34,157 shares issued	5	3
Preferred stock, $0.0001 par value, 10,000 shares authorized; 0 and 676 shares of Series A Convertible Preferred Stock issued and outstanding, liquidation preference of $100 per share	—	—
Paid-in capital - common	214,071	151,439
Paid-in capital - preferred	—	66,481
Treasury stock, at cost, 82 shares	(365)	(365)
Retained earnings	6,897	5,946
Accumulated other comprehensive income	1,577	2,463
Total shareholders’ equity	222,185	225,967
Total liabilities and shareholders’ equity	$732,413	$740,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2023	2022
Revenues	$174,695	$120,004
Operating expenses:
Educational services and facilities	92,409	61,408
Selling, general and administrative	68,055	54,148
Total operating expenses	160,464	115,556
Income from operations	14,231	4,448
Other (expense) income:
Interest income	1,975	823
Interest expense	(2,871)	(1,423)
Other income (expense), net	214	325
Total other expense, net	(682)	(275)
Income before income taxes	13,549	4,173
Income tax expense (See Note 14)	(3,160)	(1,525)
Net income	$10,389	$2,648
Preferred stock dividends	(1,097)	(1,277)
Income available for distribution	$9,292	$1,371
Income allocated to participating securities	(2,855)	(514)
Net income available to common shareholders	$6,437	$857

Earnings per share (See Note 18):
Net income per share - basic	$0.18	$0.03
Net income per share - diluted	$0.17	$0.02

Weighted average number of shares outstanding (See Note 18):
Basic	36,434	33,805
Diluted	37,439	34,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2023	2022
Net income	$10,389	$2,648
Other comprehensive loss:
Unrealized loss on interest rate swaps, net of taxes	(886)	(126)
Comprehensive income	$9,503	$2,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2023	34,157	$3	676	$—	$151,439	$66,481	(82)	$(365)	$5,946	$2,463	$225,967
Net income	—	—	—	—	—	—	—	—	10,389	—	10,389
Issuance of common stock under stock-based compensation plans	538	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(178)	—	—	—	(2,054)	—	—	—	—	—	(2,054)
Stock-based compensation	—	—	—	—	1,482	—	—	—	—	—	1,482
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,097)	—	(1,097)
Preferred share repurchase	—	—	(33)	—	—	(3,275)	—	—	(8,341)	—	(11,616)
Preferred stock conversion	19,297	2	(643)	—	63,204	(63,206)	—	—	—	—	—
Unrealized loss on interest rate swaps, net of taxes	—	—	—	—	—	—	—	—	—	(886)	(886)
Balance as of December 31, 2023	53,814	$5	—	$—	$214,071	$—	(82)	$(365)	$6,897	$1,577	$222,185

	Common Stock		Preferred Stock		Paid-in Capital - Common	Paid-in Capital - Preferred	Treasury Stock		Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of September 30, 2022	33,857	$3	676	$—	$148,372	$66,481	(82)	$(365)	$(1,307)	$2,213	$215,397
Net income	—	—	—	—	—	—	—	—	2,648	—	2,648
Issuance of common stock under stock-based compensation plans	223	—	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	(73)	—	—	—	(525)	—	—	—	—	—	(525)
Stock-based compensation	—	—	—	—	1,169	—	—	—	—	—	1,169
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,277)	—	(1,277)
Unrealized loss on interest rate swap	—	—	—	—	—	—	—	—	—	(126)	(126)
Balance as of December 31, 2022	34,007	$3	676	$—	$149,016	$66,481	(82)	$(365)	$64	$2,087	$217,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$10,389	$2,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,984	5,248
Amortization of right-of-use assets for operating leases	5,531	4,120
Bad debt expense	1,486	535
Stock-based compensation	1,482	1,169
Deferred income taxes	(730)	1,068
Training equipment credits earned, net	529	(83)
Unrealized loss on interest rate swap	(886)	(126)
Other losses (gains), net	245	(143)
Changes in assets and liabilities:
Receivables	1,029	4,657
Prepaid expenses	(4,060)	(1,438)
Other assets	408	2,079
Notes receivable	(2,731)	(622)
Accounts payable, accrued expenses and other current liabilities	330	(15,925)
Deferred revenue	(4,264)	4,634
Operating lease liability	(4,708)	(4,963)
Other liabilities	(198)	(46)
Net cash provided by operating activities	10,836	2,812
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(16,973)
Purchase of property and equipment	(3,848)	(6,782)
Proceeds from maturities of held-to-maturity securities	—	29,000
Net cash (used in) provided by investing activities	(3,848)	5,245
Cash flows from financing activities:
Proceeds from revolving credit facility	—	90,000
Debt issuance costs related to the revolving credit facility	—	(484)
Payments on term loans and finance leases	(618)	(273)
Payment of preferred stock cash dividend	(1,097)	—
Preferred share repurchase	(11,320)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(2,054)	(525)
Net cash (used in) provided by financing activities	(15,089)	88,718
Change in cash, cash equivalents and restricted cash	(8,101)	96,775
Cash and cash equivalents, beginning of period	151,547	66,452
Restricted cash, beginning of period	5,377	3,544
Cash, cash equivalents and restricted cash, beginning of period	156,924	69,996
Cash and cash equivalents, end of period	143,590	162,229
Restricted cash, end of period	5,233	4,542
Cash, cash equivalents and restricted cash, end of period	$148,823	$166,771

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$62	$—
Interest paid	2,815	1,465

Supplemental schedule of noncash investing and financing activities:
Training equipment obtained in exchange for services	$123	$174
Depreciation of training equipment obtained in exchange for services	134	198
Change in accrued capital expenditures during the period	(1,207)	2,837
Preferred dividends payable	—	1,277
Conversion of Series A Preferred Stock	63,206	—
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
Concorde Career Colleges (“Concorde”): Concorde operates across 17 campuses in eight states and online, offering degree, non-degree, and continuing education programs in the allied health, dental, nursing, patient care and diagnostic fields. The Company has designated campuses that offer degree granting programs “Concorde Career College;” where allowed by state regulation. The remaining campuses are designated as “Concorde Career Institute.” Concorde believes in preparing students for their healthcare careers with practical, hands-on experiences including opportunities to learn while providing care to real patients. Prior to graduation, students will complete a number of hours in a clinical setting or externship, depending upon their program of study. We acquired Concorde on December 1, 2022. See Note 4 on “Acquisitions” for additional information.
“Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments. Additional information about our reportable segments is presented in Note 19.
Our primary source of revenues is currently tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”), as well as from various veterans’ benefits programs. For further discussion, see Note 2 on “Summary of Significant Accounting Policies - Concentration of Risk” and Note 19 on “Government Regulation and Financial Aid” included in our 2023 Annual Report on Form 10-K.

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Other than described below, there have been no material changes or developments in our significant accounting policies or evaluation of accounting estimates and underlying assumptions or methodologies from those disclosed in Note 2 of our 2023 Annual Report on Form 10-K.

Segment Recast

During fiscal 2023, in coordination with the integration of Concorde, we began to reassess our operating model to determine the optimal structure to achieve future growth goals and support the business. In furtherance of the foregoing, we executed an internal reorganization of our operations to fully transition our operating and reporting model to support a multi-divisional business. Each of the reportable segments now has dedicated accounting, finance, information technology, and human resources teams. Additionally, certain human resources and information technology costs that benefit the entire organization are now allocated across the UTI, Concorde and Corporate segments each period based upon relative headcount. As a result, additional costs have moved from the Corporate segment into the UTI segment and to a lesser extent the Concorde segment, as resources were redirected to support each segment’s objectives. Due to these changes in allocation methodology, the segment disclosures in Note 19 for the three months ended December 31, 2022 have been recast from the prior year presentation for comparability to the current year presentation.

Note 3 - Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded the following new accounting standard updates (“ASU”) apply to us.

Effective in Fiscal 2025

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU will be effective for our Form 10-K for fiscal 2025 and our Form 10-Q for the first quarter of fiscal 2026. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

Effective in Fiscal 2026

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our Form 10-K for fiscal 2026. We are currently evaluating the impact this ASU may have on our financial statement disclosures.
Note 4 - Acquisitions
Concorde Career Colleges
On December 1, 2022, we completed the acquisition of Concorde. Concorde operates 17 campuses across eight states with approximately 7,600 students, and offers its programs via in-person, hybrid and online formats. Concorde offers more than 20 programs across the allied health, dental, nursing, patient care, and diagnostic fields. The acquisition expands our portfolio of offerings into the higher-growth healthcare arena and creates the opportunity to bring workforce educational solutions to a broader array of students and employers.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Under the terms of the Stock Purchase Agreement (the “Purchase Agreement”), dated May 3, 2022, by and among the Company, Concorde, Liberty Partners Holdings 28, L.L.C., a Delaware limited liability company, and Liberty Investment IIC, LLC, a Delaware limited liability company (each a “Seller,” and collectively, the “Sellers”); and Liberty Partners L.P., a Delaware limited partnership, in its capacity as a representative of the Sellers, we acquired all of the issued and outstanding shares of capital stock of Concorde for a base purchase price of $50.0 million, less $1.9 million of net adjustments including the post-closing working capital adjustment, for total cash consideration paid of $48.1 million. As a result of the transactions contemplated by the Purchase Agreement, Concorde is now a wholly-owned subsidiary of the Company. We funded the consideration paid for Concorde by the Credit Facility entered into on November 18, 2022. See Note 12 for further details on the Credit Facility.
In connection with the acquisition, we incurred total transaction costs of $5.3 million, of which $3.0 million was incurred during the year ended September 30, 2022 and $2.3 million was incurred during the year ended September 30, 2023. These costs are included in “Selling, general and administrative” expenses in the condensed consolidated statements of operations for the applicable period.
Allocation of the purchase price
Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our valuation estimates of the fair values as of the acquisition date. As of December 1, 2023, the fair value and purchase price allocation are considered final.
The final allocation of the purchase price at December 1, 2022 is summarized as follows:

Assets acquired:
Cash and cash equivalents	$30,064
Restricted cash	1,689
Accounts receivable, net	6,800
Prepaid expenses	2,957
Other current assets	827
Property and equipment	23,238
Right-of-use assets for operating leases	71,153
Goodwill	11,600
Intangible assets	5,400
Deferred tax assets	5,112
Other assets	4,997
Total assets acquired	$163,837
Less: Liabilities assumed
Accounts payable and accrued expenses	$15,482
Deferred revenue	20,145
Operating lease liability, current portion	10,011
Long-term debt, current portion (1)	807
Other current liabilities	208
Long-term debt (1)	5,468
Operating lease liability	63,582
Total liabilities assumed	115,703
Net assets acquired	$48,134
(1)    Long-term debt consists of one lease classified as a finance lease under ASC 842.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Since September 30, 2023, we further adjusted the purchase price allocation by approximately $0.1 million for income taxes receivable and approximately $0.6 million for deferred income taxes due to completing and filing the final stub period income tax return for Concorde, which resulted in a $0.7 million adjustment to property and equipment. These adjustments did not have a material impact on the financial statements since the date of acquisition.
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
The intangible assets acquired, which primarily consist of the accreditations and regulatory approvals, trademarks and trade names, and curriculum, were valued using different valuation techniques depending upon the nature of the intangible asset acquired, all of which are considered level 3 as defined in Note 6. The accreditations and regulatory approvals were valued using the multi-period excess earnings method (“MPEEM”) under the income approach. The MPEEM is a variation of discounted cash-flow analysis. Rather than focusing on the whole entity, the MPEEM isolates the cash flows that can be associated with a single intangible asset and measures fair value by discounting them to present value. The trademarks and trade names were valued using the relief from royalty method. The value of the trade name encompasses all items necessary to generate revenue utilizing the trade name. The curriculum was valued using the cost approach.
The table below presents the final summary of the intangible assets acquired and the useful lives of these assets:

Intangible Asset	Useful life	Amount
Accreditations and regulatory approvals	Indefinite	$3,500
Trademarks and trade names	10 years	500
Curriculum	5 years	1,400
Total		$5,400
See Note 8 and Note 9 and for additional details on goodwill and intangible assets.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Pro forma financial information
The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on October 1, 2022:

Three Months Ended
December 31, 2022
Revenue	$156,025
Net income	3,234
The unaudited pro forma financial information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets and the finance lease asset had been applied from October 1, 2022, with the related tax effects. The unaudited pro forma financial information also includes adjustments to reflect the additional interest expense on the new Credit Facility issued to fund the acquisition (see Note 12 for further details on the Credit Facility). Lastly, the unaudited pro forma financial information includes adjustments to reflect the reduction in depreciation expense assuming the fair value adjustments to property and equipment assets had been applied from October 1, 2022.
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
Revenues across the UTI and Concorde segments consist primarily of student tuition and fees derived from the programs we provide after reductions are made for discounts and scholarships that we sponsor and for refunds for students who withdraw from our programs prior to specified dates. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers. Tuition and fee revenue is recognized ratably over the term of the course or program offered.
In addition to revenue from tuition and fees, UTI and Concorde derive supplemental revenues from sales of textbooks and program supplies and other revenues, which includes revenues from dealer technician training and staffing services to manufacturers. All of these revenues are recognized as the transfer of goods or services occurs. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in our condensed consolidated balance sheets because it is expected to be earned within the next 12 months.
All of our revenues are generated within the United States. The impact of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows is consistent across our various programs for both the UTI and Concorde segments. See Note 19 for disaggregated segment revenue information.
The following table provides information about receivables and deferred revenue resulting from our enrollment agreements with students:

	December 31, 2023	September 30, 2023
Receivables (1)	$61,057	$59,863
Deferred revenue	81,474	85,738
(1)     Receivables includes tuition receivables, retail installment contract receivables and notes receivable, both current and long term.
During the three months ended December 31, 2023, the deferred revenue balance included decreases for revenues recognized during the period and increases related to new students who started their training programs during the period.

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

Any transfers of investments between levels occurs at the end of the reporting period. Assets measured or disclosed at fair value on a recurring basis consisted of the following:

		Fair Value Measurements Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$14,569	$14,569	$—	$—
Notes receivable(2)	39,394	—	—	39,394
Total assets at fair value on a recurring basis	$53,963	$14,569	$—	$39,394

Revolving credit facility and term loans(3)	156,575	—	156,575	—
Total liabilities at fair value on a recurring basis	$156,575	$—	$156,575	$—

		Fair Value Measurements Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$29,687	$29,687	$—	$—
Notes receivable(2)	36,663	—	—	36,663
Total assets at fair value on a recurring basis	$66,350	$29,687	$—	$36,663

Revolving credit facility and term loans(3)	156,991	—	156,991	—
Total liabilities at fair value on a recurring basis	$156,991	$—	$156,991	$—
(1) Money market funds and other highly liquid investments with maturity dates less than 90 days are reflected as “Cash and cash equivalents” in our condensed consolidated balance sheets as of December 31, 2023 and September 30, 2023.
(2) Notes receivable relate to UTI’s proprietary loan program and are reflected as “Notes receivable, current portion” and “Notes receivable, less current portion” in our condensed consolidated balance sheets as of December 31, 2023 and September 30, 2023.
(3) The Credit Facility and Term Loans bear interest at rates commensurate with market rates, and therefore, the respective carrying values approximate fair value (Level 2).

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 7 - Property and Equipment, net
Property and equipment, net consisted of the following:

	Depreciable Lives (in years)	December 31, 2023	September 30, 2023
Land	—	$25,601	$25,601
Buildings and building improvements	3-30	163,882	160,920
Leasehold improvements	1-20	88,728	87,525
Training equipment	3-10	111,851	110,292
Office and computer equipment	3-10	37,292	37,251
Curriculum development	3-5	3,427	2,478
Software developed for internal use	1-5	13,055	12,573
Vehicles	5	1,406	1,406
Right-of-use assets for finance leases	2-15	5,603	5,603
Construction in progress	—	4,689	9,061
		455,534	452,710
Less: Accumulated depreciation and amortization		(191,612)	(186,364)
Total		$263,922	$266,346
Depreciation expense related to property and equipment was $6.8 million and $5.1 million for the three months ended December 31, 2023 and 2022, respectively.

Note 8 - Goodwill

Our goodwill balance of $28.5 million as of December 31, 2023 and September 30, 2023, respectively, represents the acquired assembled workforce and the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed.

The table below summarizes the goodwill balance by reportable segment:

	December 31, 2023	September 30, 2023
UTI	$16,859	$16,859
Concorde	11,600	11,600
Total	$28,459	$28,459
Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired businesses, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. Our goodwill is tested annually for impairment as of August 1 and more frequently if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There were no indicators of goodwill impairment as of December 31, 2023.

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 9 - Intangible Assets
The following table provides the gross carrying value, accumulated amortization, net book value and remaining useful life for those intangible assets that are subject to amortization as of December 31, 2023:

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (Years)
Accreditations and regulatory approvals	$16,300	$—	$16,300	Indefinite
Trademarks, trade names and other	1,942	(764)	1,178	5.02
Curriculum	1,800	(477)	1,323	3.73
Total	$20,042	$(1,241)	$18,801	4.34
Amortization expense was $0.2 million and $0.1 million for the three months ended December 31, 2023 and 2022, respectively. Future intangible asset amortization expense is expected to be as follows:

Fiscal Year
Remainder of 2024	$522
2025	677
2026	660
2027	337
2028	97
Thereafter	208
Total	$2,501
The remaining weighted average useful lives shown are calculated based on the net book value and remaining amortization period of each respective intangible asset. Amortization is computed using the straight-line method based on estimated useful lives of the related assets. Our indefinite-lived intangible assets are reviewed at least annually for impairment as of August 1, or more frequently if there are indicators of impairment. There were no indicators of impairment for our indefinite-lived intangible assets as of December 31, 2023.

Note 10 - Leases
As of December 31, 2023, we have facility leases at 29 of our 33 campuses and three non-campus locations under non-cancelable operating or finance leases, some of which contain escalation clauses and requirements to pay other fees associated with the leases. The facility leases have original lease terms ranging from 5 to 20 years and expire at various dates through 2036. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. We sublease certain portions of unused building space to third parties, which as of December 31, 2023, resulted in minimal income. All of the leases, other than those that may qualify for the short-term scope exception of 12 months or less, are recorded on our condensed consolidated balance sheets.
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

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The components of lease expense during the three months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended December 31,
Lease Expense	2023	2022
Operating lease expense(1)	$7,660	$5,704
Finance lease expense:
Amortization of leased assets	227	198
Interest on lease liabilities	82	87
Variable lease expense	2,362	1,950
Sublease income	(33)	(32)
Total net lease expense	$10,298	$7,907
(1)    Excludes the expense for short-term leases not accounted for under ASC 842, which was not significant for the three months ended December 31, 2023 and 2022.

Supplemental balance sheet, cash flow and other information related to our leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	December 31, 2023	September 30, 2023
Assets:
Operating lease assets	Right-of-use assets for operating leases	$174,973	$176,657
Finance lease assets	Property and equipment, net(1)	4,618	4,846
Total leased assets		$179,591	$181,503

Liabilities:
Current
Operating lease liabilities	Operating lease liability, current portion	$22,521	$22,481
Finance lease liabilities	Long-term debt, current portion(1)	865	844
Noncurrent
Operating lease liabilities	Operating lease liability	164,125	165,026
Finance lease liabilities	Long-term debt	4,535	4,757
Total lease liabilities		$192,046	$193,108
(1)     The finance lease assets and liabilities as of December 31, 2023 and September 30, 2023 consisted of one facility lease. Finance lease assets are recorded net of accumulated amortization of $1.0 million and $0.8 million as of December 31, 2023 and September 30, 2023, respectively.

Lease Term and Discount Rate	December 31, 2023	September 30, 2023
Weighted-average remaining lease term (in years):
Operating leases	7.78	7.91
Finance lease	5.08	5.33

Weighted average discount rate:
Operating leases	4.86%	4.76%
Finance lease	6.02%	6.02%

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
Supplemental Disclosure of Cash Flow and Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,708	$4,963
Financing cash flows from finance leases	201	115

Non-cash activity related to lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities (1)	$3,847	$117
(1) During the three months ended December 31, 2023, Concorde renewed the campus lease for the San Antonio, Texas campus.

Maturities of lease liabilities were as follows:

	As of December 31, 2023
Years ending September 30,	Operating Leases	Finance Lease
Remainder of 2024	$21,876	$875
2025	30,130	1,193
2026	30,492	1,229
2027	28,873	1,266
2028	26,747	1,304
2029 and thereafter	85,892	439
Total lease payments	224,010	6,306
Less: interest	(37,364)	(906)
Present value of lease liabilities	186,646	5,400
Less: current lease liabilities	(22,521)	(865)
Long-term lease liabilities	$164,125	$4,535

Note 11 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2023	September 30, 2023
Accounts payable	$17,992	$14,438
Accrued compensation and benefits	27,605	36,332
Accrued tool sets	4,431	4,096
Other accrued expenses	18,470	15,075
Total accounts payable and accrued expenses	$68,498	$69,941

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 12 - Debt

	December 31, 2023			September 30, 2023
	Interest Rate	Maturity Date	Carrying Value of Debt(6)	Carrying Value of Debt(6)
Revolving Credit Facility(1)	7.45%	Nov 2025	$90,000	$90,000
Avondale Term Loan(2)	7.39%	May 2028	29,039	29,251
Lisle Term Loan(3)	7.34%	Apr 2029	37,536	37,740
Finance lease(4)	6.02%	Various	5,400	5,601
Total debt			161,975	162,592
Debt issuance costs presented with debt (5)			(453)	(475)
Total debt, net			161,522	162,117
Less: current portion of long-term debt			(2,560)	(2,517)
Long-term debt			$158,962	$159,600
(1)     Interest on the Revolving Credit Facility (as defined below) accrues at a rate equal to one-month Term SOFR plus a margin of 2.0% and a lender specific spread of 0.10%.
(2)    Interest on the Avondale Term Loan (as defined below) accrues at a rate equal to one-month Term SOFR plus 2.0% and a tranche adjustment of 0.046%.
(3)    Interest on the Lisle Term Loan (as defined below) accrues at a rate equal to one-month Term SOFR plus 2.0%.
(4)    The finance lease is related to a facility lease with an annual interest rate of 6.02% that matures in 2029. See Note 10 for additional details on our finance lease.
(5)    The unamortized debt issuance costs as of December 31, 2023 relate to the Avondale Term Loan and the Lisle Term Loan.
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
This agreement provides that borrowings under the Credit Facility will amortize on an interest-only basis during its term with principal able to be borrowed, re-paid and re-borrowed throughout the term of the Credit Facility and with the outstanding principal due and payable at maturity. In executing the Credit Facility, we incurred $0.5 million in debt issuance costs which are included in “Other assets” on the condensed consolidated balance sheets as of December 31, 2023. On November 28, 2022, we drew $90.0 million from the Credit Facility in support of the closing of the Concorde acquisition at an interest rate of 6.54%. In December 2022, a $1.8 million letter of credit was issued on the Credit Facility. The remaining availability under the Credit Facility as of December 31, 2023 was $8.2 million.
In January 2024, we used cash on hand to repay $39.0 million on the Credit Facility, which increased the availability under the Credit Facility to $47.2 million as of January 10, 2024. It is likely that we will re-borrow from the Credit Facility in future periods based on future working capital or other needs.
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
Principal and interest payments are due monthly. The Avondale Term Loan is secured by a first priority lien on our Avondale, Arizona property, including all land and improvements. Additionally, we entered into an interest rate swap agreement with the Avondale Lender. See Note 13 for further discussion on the interest rate swap.
Lisle Term Loan
On April 14, 2022, our consolidated subsidiary, 2611 Corporate West Drive Venture LLC (the “Borrower”), entered into a new Loan Agreement (“Lisle Loan Agreement”) with Valley National Bank (the “Lisle Lender”), to fund the acquisition and retire the prior loan agreement with Western Alliance bank, via a term loan in the original principal amount of $38.0 million with a maturity of seven years (the “Lisle Term Loan” and together with the Avondale Term Loan, the “Term Loans”). The Lisle Term Loan bears interest at a rate of one-month Term SOFR plus 2.0%. The Lisle Term Loan is secured by a mortgage on the Lisle, Illinois campus and is guaranteed by the Company. In connection with the Lisle Term Loan, we entered into an interest rate swap agreement. See Note 13 for further discussion on the interest rate swap.
Debt Covenants for our Credit Facility and Term Loans
We are subject to certain customary affirmative and negative covenants in connection with our Credit Facility and Term Loans, including, without limitation, certain reporting obligations, certain limitations on restricted payments, limitations on liens, encumbrances and indebtedness and a debt service coverage ratio covenant. Events of default under the Credit Facility, Avondale Term Loan and the Lisle Term Loan include, among others, the failure to make payments when due, breach of covenants, and breach of representations or warranties. For further discussion of our debt covenants, see Note 14 on “Debt” included in our 2023 Annual Report on Form 10-K. As of December 31, 2023, we were in compliance with all Credit Facility and term loan debt covenants.
Debt Maturities
Scheduled principal payments due on our debt for the remainder of 2024 and for each year through the period ended September 30, 2028, and thereafter were as follows at December 31, 2023:

Maturity	Revolving Credit Facility & Term Loans	Finance Lease	Total
Remainder of 2024	$1,257	$865	$2,122
2025	1,763	955	2,718
2026	91,836	1,051	92,887
2027	1,909	1,154	3,063
2028	26,610	1,265	27,875
Thereafter	33,200	110	33,310
Subtotal	156,575	5,400	161,975
Debt issuance costs presented with debt	(453)	—	(453)
Total	$156,122	$5,400	$161,522

Note 13 - Derivative Financial Instruments
In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset these underlying market risks.
On March 31, 2023, we entered into a new interest rate swap agreement, effective April 3, 2023, with the Avondale Lender that effectively fixes the interest rate we pay on 50% of the principal amount of the Avondale Term Loan at 1.45% for the

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
entire loan term (the “Avondale Swap”). The Avondale Swap was designated as an effective cash flow hedge for accounting and tax purposes.
On April 14, 2022, in connection with the Lisle Term Loan, we entered into an interest rate swap agreement with the Lisle Lender that effectively fixes the interest rate on 50% of the principal amount of the Lisle Term Loan at 4.69% for the entire loan term, or seven years (the “Lisle Swap”). The Lisle Swap was designated as an effective cash flow hedge for accounting and tax purposes.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” on the condensed consolidated balance sheets. For cash flow hedges, we report the effective portion of the gain or loss as a component of “Accumulated other comprehensive income” and reclassify it to “Interest expense” in the condensed consolidated statements of operations over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in “Interest expense” at the time the ineffectiveness occurs. To the extent the hedged forecasted interest payments on debt related to our interest rate swap is paid off, the remaining balance in “Accumulated other comprehensive income” is recognized in “Interest expense” in the condensed consolidated statements of operations. Of the net amount of the existing gains that are reported in “Accumulated other comprehensive income” as of December 31, 2023, we estimate that $0.8 million will be reclassified to “Interest expense” within the next twelve months. As of December 31, 2023, the notional amount of the Avondale Swap and Lisle Swap was approximately $14.5 million and $18.8 million, respectively.
Fair Value of Derivative Instruments
The following table presents the fair value of our Avondale Swap and Lisle Swap (Level 2) which are designated as cash flow hedges and the related classification on the condensed consolidated balance sheets as of December 31, 2023 and September 30, 2023:

Interest Rate Swaps	December 31, 2023	September 30, 2023
Other current assets	$768	$957
Other assets	1,083	2,075
Total fair value of assets designated as hedging instruments	$1,851	$3,032
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations and Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting for our Avondale Swap and Lisle Swap on the condensed consolidated statement of operations and “Accumulated other comprehensive income” for the three months ended December 31, 2023 and 2022:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative, net of taxes	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended December 31, 2023
Avondale Swap and Lisle Swap	$911	$(271)

	Three Months Ended December 31, 2022
Avondale Swap and Lisle Swap	$41	$(128)

Note 14 - Income Taxes
Our income tax expense for the three months ended December 31, 2023 was $3.2 million, or 23.3% of pre-tax income, compared to $1.5 million, or 36.5% of pre-tax income, for the three months ended December 31, 2022. The effective income tax rate for the three months ended December 31, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
taxes. The effective income tax rate for the three months ended December 31, 2022 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2023, we continued to maintain a valuation allowance related to certain federal and state attributes which are not expected to be utilized prior to expiration.

Note 15 - Restructuring Costs

On December 5, 2023, UTI announced plans to consolidate the two Houston, Texas campus locations to align the curriculum, student facing systems, and support services to better serve students seeking careers in in-demand fields. As part of the transition, the MIAT Houston campus, acquired in November 2021, will begin operating under the UTI brand and implement a phased teach-out agreement starting in May 2024. Both facilities will remain in use post-consolidation.

The total costs of the restructuring plan are estimated to be approximately $1.4 million and relate to the UTI segment. Approximately $43 thousand of employee termination costs were recorded during the three months ended December 31, 2023 and are reported in “Selling, general and administrative” on the condensed consolidated statements of operations. Additional estimated costs of $0.6 million are expected to be recorded during the remainder of fiscal 2024 as incurred, and $0.8 million in additional estimated costs are expected to be recorded during fiscal 2025 as incurred.

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
Preferred Stock
As of September 30, 2023, 675,885 shares of Series A Convertible Preferred Stock with a $0.0001 par value each (“Series A Preferred Stock”) were issued and outstanding, respectively. The liquidation preference associated with the Series A Preferred Stock was $100 per share at September 30, 2023.
Under the terms of the Certificate of Designations for the Series A Preferred Stock (the “CoD”), we had the right to convert the outstanding shares of Series A Preferred Stock to common stock when our common stock achieved a stated volume weighted average price per share for a period of 20 consecutive trading days. On December 18, 2023, upon satisfying the stock price condition, we entered into a preferred stock repurchase agreement with Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (collectively the “Selling Stockholders”), pursuant to which we repurchased, directly

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
from the Selling Stockholders, 33,300 shares of Series A Preferred Stock for an aggregate purchase price of $11.3 million. Additionally, we incurred approximately $0.3 million in fees related to excise taxes and other professional services related to the repurchase, which are recorded in equity. Following the repurchase of those shares of Series A Preferred Stock, and in accordance with the terms of the CoD, we issued a notice of conversion causing all remaining outstanding shares of Series A Preferred Stock to be converted into Common Stock. In connection with the conversion, each share of Series A Preferred Stock was cancelled and converted into the right to receive 30.03003 shares of our Common Stock, no par value per share, and we made a final dividend payment of $1.1 million to the Series A Preferred Stockholders of record as of December 18, 2023. As a result of the conversion, the aggregate 642,585 remaining shares of Series A Preferred Stock outstanding were converted into 19,296,843 shares of Common Stock. No shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. Following the repurchase and subsequent conversion, the Selling Stockholders held less than 25% of our outstanding shares of common stock (a threshold above which we would have been required to seek regulatory approval for the conversion).
Share Repurchase Program
On December 10, 2020, our Board of Directors authorized a share repurchase plan that would allow for the repurchase of up to $35.0 million of our common stock in the open market or through privately negotiated transactions. This share repurchase plan replaced the previously authorized plan from fiscal 2012. We have not repurchased any shares under the $35.0 million share repurchase program, including during the three months ended December 31, 2023 or 2022.

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
Diluted EPS is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net income and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. As noted above in Note 17, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date.
The following table summarizes the computation of basic and diluted EPS under the two-class or as-converted method, as well as the anti-dilutive shares excluded:

	Three Months Ended
	December 31,
	2023	2022
Basic earnings per common share:
Net income	$10,389	$2,648
Less: Preferred stock dividend declared	(1,097)	(1,277)
Net income available for distribution	9,292	1,371
Income allocated to participating securities	(2,855)	(514)
Net income available to common shareholders	$6,437	$857

Weighted average basic shares outstanding	36,434	33,805

Basic income per common share	$0.18	$0.03

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2023	2022
Diluted earnings per common share:
Method used:	Two-class	Two-class
Net income available to common shareholders	$6,437	$857

Weighted average basic shares outstanding	36,434	33,805
Dilutive effect related to employee stock plans	1,005	603
Weighted average diluted shares outstanding	37,439	34,408

Diluted income per common share	$0.17	$0.02

Anti-dilutive shares excluded:
Outstanding stock-based grants	166	506
Convertible preferred stock	—	20,297
Total anti-dilutive shares excluded	166	20,803

Note 19 - Segment Information
We operate our business in two reportable segments: (i) the UTI segment; and (ii) the Concorde segment. These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan. Each reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs. “Corporate” includes corporate related expenses that are not allocated to the UTI or Concorde reportable segments and is included to reconcile segment results to the condensed consolidated financial statements.
As previously discussed in Note 2, the segment disclosures for the three months ended December 31, 2022 have been recast from the prior year presentation for comparability to the current year presentation.
Summary information by reportable segment is as follows:

	UTI	Concorde	Corporate	Consolidated
Three Months Ended December 31, 2023
Revenues	$115,373	$59,322	$—	$174,695
Income (loss) from operations	15,090	7,128	(7,987)	14,231
Depreciation and amortization	5,494	1,154	336	6,984
Net income (loss)	13,597	7,173	(10,381)	10,389

Three Months Ended December 31, 2022
Revenues	$105,573	$14,431	$—	$120,004
Income (loss) from operations	13,422	(726)	(8,248)	4,448
Depreciation and amortization	4,775	457	16	5,248
Net income (loss)	12,732	(734)	(9,350)	2,648

UNIVERSAL TECHNICAL INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	UTI	Concorde	Corporate	Consolidated
As of December 31, 2023
Total assets	$449,834	$134,697	$147,882	$732,413

As of September 30, 2023
Total assets	$442,507	$130,813	$167,365	$740,685

Note 20 - Government Regulation and Financial Aid
As discussed at length in our 2023 Annual Report on Form 10-K, our institutions participate in a range of government-sponsored student assistance programs. The most significant of these is the federal student aid programs administered by the U.S. Department of Education (“ED”) pursuant to Title IV of the HEA, commonly referred to as the Title IV Programs. Generally, to participate in the Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by ED, be certified as an eligible institution by ED, offer at least one eligible program of education, and comply with other statutory and regulatory requirements.
Each of our institutions holds the state or other authorizations required to operate and offer postsecondary education programs, and to recruit in the states in which it engages in recruiting activities. In addition, our institutions are accredited by ED-recognized accreditors: all of the UTI institutions and 14 of the Concorde institutions are accredited by the Accrediting Commission of Career Schools and Colleges, while the remaining two Concorde institutions are accredited by the Council on Occupational Education. ED will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to ED on an ongoing basis. As of December 31, 2023, management believes the Company and its institutions are in compliance with the applicable regulations in all material respects. See “Part I, Item 1. Regulatory Environment” and ““Part I, Item 1. State and Accreditor Approvals” in our 2023 Annual Report on Form 10-K for a detailed discussion of the regulatory environment in which the Company operates.
Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions, or common law causes of action. There can be no assurance that regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and those in our 2023 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2023 Annual Report on Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.

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

Overview of the Three Months Ended December 31, 2023

Student Metrics

	Three Months Ended
	December 31,		%
	2023	2022(1)	Change
UTI
Total new student starts	2,314	1,974	17.2%
Average undergraduate full-time active students	14,321	13,511	6.0%
End of period undergraduate full-time active students	13,682	12,657	8.1%
Concorde
Total new student starts	2,032	321	533.0%
Average undergraduate full-time active students	8,244	7,737	6.6%
End of period undergraduate full-time active students	8,150	7,630	6.8%
Consolidated
Total new student starts	4,346	2,295	89.4%
Average undergraduate full-time active students	22,565	21,248	6.2%
End of period undergraduate full-time active students	21,832	20,287	7.6%
(1)    New student starts and average student data for Concorde presented in the three months ended December 31, 2022 column represents the period of UTI’s ownership, or December 1, 2022 through December 31, 2022.
For three months ended December 31, 2023, the increase in UTI new student starts was primarily due to the successful rollout of 13 new programs across eight campuses during the fiscal 2023 fourth quarter and increased student demand at a majority of the remaining UTI campuses. Concorde had a strong quarter with an increase in end of period students compared to the prior year. On a consolidated basis, the acquisition of Concorde increased our new student starts and our average and end of period undergraduate full-time active students.

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

Operations

Revenues for the three months ended December 31, 2023 were $174.7 million, an increase of $54.7 million, or 45.6%, from the comparable period in the prior year. Concorde contributed $59.3 million of revenue during the three months ended December 31, 2023 compared to $14.4 million during the one month ended December 31, 2022. UTI revenues increased by approximately $9.8 million, or 9.2%, driven by the higher starts and average students previously noted.
Total income from operations was $14.2 million during the three months ended December 31, 2023, compared to $4.4 million for the three months ended December 31, 2022. The increase in our income from operations was primarily driven by a full quarter of Concorde operations in fiscal year 2024 and the increased UTI revenue. Additionally, productivity improvements and proactive cost actions have been a key part of our operating model for the past several years, and we continue to identify and execute on efficiency opportunities throughout our cost structure.

Business Strategy
Our business strategy has three key tenets: (i) to grow the business by more deeply penetrating existing target markets and adding new markets; (ii) to diversify the business by adding new locations, programs, and offerings that maximize the lifetime value of our students; and (iii) to continually optimize the business by constantly enhancing operational efficiency.

During the three months ended December 31, 2023, we executed the following as part of our business strategy:
•Concorde announced the launch of additional program offerings in dental hygiene in Jacksonville, Florida and sonography in Orlando, Florida and San Bernardino, California. Two additional dental hygiene programs are planned to launch later in 2024, pending final regulatory approval.
•UTI announced additional program expansions of Heating Ventilation Air Conditioning and Refrigeration in Avondale, Arizona, Bloomfield, New Jersey, Long Beach, California and Sacramento, California. The programs are expected to launch in late fiscal 2024 and early fiscal 2025.
•UTI announced plans to consolidate our two Houston, Texas campuses to align the curriculum, student facing systems, and support services to better serve students seeking careers in in-demand fields. As part of the transition, the MIAT Houston campus, acquired in November 2021, will begin operating under the UTI brand and implement a phased teach-out agreement starting in May 2024. Both facilities will remain in use post-consolidation. See Note 15 of the notes to our condensed consolidated financial statements herein for further details on the restructuring.
In addition, we continue to pursue other opportunities that align with our business strategy.

Regulatory Environment

See Note 20 of the notes to our condensed consolidated financial statements herein for a discussion of our regulatory environment.

Results of Operations: Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

The following table sets forth selected statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended December 31,
	2023	2022
Revenues	100.0%	100.0%
Operating expenses:
Educational services and facilities	52.9%	51.2%
Selling, general and administrative	39.0%	45.1%
Total operating expenses	91.9%	96.3%
Income from operations	8.1%	3.7%
Interest income	1.1%	0.7%
Interest expense	(1.6)%	(1.2)%
Other income (expense), net	0.1%	0.3%
Total other expense, net	(0.4)%	(0.2)%
Income before income taxes	7.8%	3.5%
Income tax expense	(1.8)%	(1.3)%
Net income	5.9%	2.2%
Preferred stock dividends	(0.6)%	(1.1)%
Income available for distribution	5.3%	1.1%
Income allocated to participating securities	(1.6)%	(0.4)%
Net income available to common shareholders	3.7%	0.7%

Revenues

The following table presents revenue by segment (in thousands):

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
	UTI	Concorde	Consolidated	UTI	Concorde	Consolidated
Revenue	$115,373	$59,322	$174,695	$105,573	$14,431	$120,004
Year over Year % Change	9.3%	311.1%	45.6%

Revenues for the three months ended December 31, 2023 were $174.7 million, an increase of $54.7 million, or 45.6%, as compared to revenues of $120.0 million for the three months ended December 31, 2022.

UTI

Revenues for UTI for the three months ended December 31, 2023 were $115.4 million. Revenue increased primarily due to a 6.0% increase in average students during the quarter and 17.2% increase in student starts from the prior year.

Concorde

Revenues for Concorde for the three months ended December 31, 2023 were $59.3 million compared to $14.4 million. The increase is primarily due to a full quarter of Concorde operations in fiscal year 2024 compared to only a month in the prior year. During the quarter, we had student starts of 2,032 and average students increased 6.6% from the prior year.

Educational services and facilities expenses

Educational services and facilities expenses were $92.4 million for the three months ended December 31, 2023, which represents an increase of $31.0 million as compared to $61.4 million for the three months ended December 31, 2022, which is primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our business strategies.

The following tables set forth the significant components of our educational services and facilities expenses by segment (in thousands):

	Three Months Ended December 31, 2023
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$26,902	$21,826	$48,728
Bonus expense	653	137	790
Stock-based compensation	87	—	87
Compensation and related costs	27,642	21,963	49,605
Occupancy costs	7,458	5,563	13,021
Supplies, maintenance and student expense	10,413	3,861	14,274
Depreciation and amortization expense	5,392	1,258	6,650
Contract services expense	884	503	1,387
Other educational services and facilities expense	5,579	1,893	7,472
Total educational services and facilities expense	$57,368	$35,041	$92,409

	Three Months Ended December 31, 2022
	UTI	Concorde	Consolidated
Salaries, employee benefits and tax expense	$26,852	$6,559	$33,411
Bonus expense	656	—	656
Stock-based compensation	81	—	81
Compensation and related costs	27,589	6,559	34,148
Occupancy costs	7,682	1,764	9,446
Supplies, maintenance and student expense	4,585	911	5,496
Depreciation and amortization expense	4,417	420	4,837
Contract services expense	1,065	56	1,121
Other educational services and facilities expense	5,539	821	6,360
Total educational services and facilities expense	$50,877	$10,531	$61,408

UTI

Compensation and related costs remained roughly flat for the three months ended December 31, 2023.

Supplies, maintenance and student expense increased by $5.8 million primarily due to the increased cost of student housing of $5.3 million in support of relocating students.

Depreciation expense increased by $1.0 million for the three months ended December 31, 2023 primarily due to purchasing the three primary buildings at the Orlando, Florida campus along with the capital expenditures related to construction and new equipment costs for the Austin, Texas and Miramar, Florida campuses, and the thirteen program expansions that occurred during fiscal 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2023 were $68.1 million. This represents an increase of $13.9 million, as compared to $54.1 million for the three months ended December 31, 2022, which is primarily due to the acquisition of Concorde on December 1, 2022 and both ongoing and one-time costs associated with our business strategies.

During fiscal 2023, in coordination with the integration of Concorde, we began to reassess our operating model to determine the organizational structure that would best help the Company achieve future growth goals and optimally support the business. Beginning in fiscal 2024, we have executed an internal reorganization to fully transition our operating and reporting model to support a multi-divisional business. As part of the internal reorganization, each of the reportable segments now have dedicated accounting, finance, information technology, and human resources teams. Additionally, human resources and information technology costs that benefit the entire organization are now allocated across UTI, Concorde and Corporate each period based upon relative headcount. As a result, additional costs have moved from Corporate into the UTI segment and to a lesser extent the Concorde segment as resources were redirected to support the segment’s objectives. Due to these changes in allocation methodology, the prior year amounts for selling, general and administrative expenses have been recast for comparability to the current year presentation.

The following tables set forth the significant components of our selling, general and administrative expenses by segment (in thousands):

	Three Months Ended December 31, 2023
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$18,465	$6,366	$3,563	$28,394
Bonus expense	2,841	720	1,022	4,583
Stock-based compensation	383	8	1,003	1,394
Compensation and related costs	21,689	7,094	5,588	34,371
Advertising and marketing expense	13,353	6,092	—	19,445
Professional and contract services expense	1,703	1,367	2,507	5,577
Other selling, general and administrative expenses	6,170	2,600	(108)	8,662
Total selling, general and administrative expenses	$42,915	$17,153	$7,987	$68,055

	Three Months Ended December 31, 2022
	UTI	Concorde	Corporate	Consolidated
Salaries, employee benefits and tax expense	$16,630	$1,917	$3,875	$22,422
Bonus expense	2,887	188	1,134	4,209
Stock-based compensation	171	—	917	1,088
Compensation and related costs	19,688	2,105	5,926	27,719
Advertising and marketing expense	13,349	1,280	—	14,629
Professional and contract services expense	2,000	41	2,175	4,216
Other selling, general and administrative expenses	6,237	1,200	147	7,584
Total selling, general and administrative expenses	$41,274	$4,626	$8,248	$54,148

UTI

Compensation and related costs increased by $2.0 million for the three months ended December 31, 2023 primarily due to additional headcount hired to support the UTI segment.

Advertising and marketing expense remained flat year over year. UTI continues to target cost-efficient marketing with an increased focus on digital media. UTI advertising and marketing expense as a percentage of revenues decreased to 11.6% for the three months ended December 31, 2023 as compared to 12.6% in the prior year.

Concorde

Selling, general and administrative expenses for Concorde for the three months ended December 31, 2023 were $17.2 million. Concorde advertising and marketing expense as a percentage of revenues for the three months ended December 31, 2023 was 10.3%.

Corporate

Selling, general and administrative expenses for Corporate decreased slightly for the three months ended December 31, 2023 primarily due to a $0.3 million decrease in compensation related costs, partially offset by a $0.3 million increase in professional fees and contract services.

Income taxes
Income tax expense for the three months ended December 31, 2023 was $3.2 million, or 23.3% of pre-tax income, compared to $1.5 million, or 36.5% of pre-tax income, for the three months ended December 31, 2022. The effective income tax rate for the three months ended December 31, 2023 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, federal research and development tax credits and state and local income and franchise taxes. The effective income tax rate for the three months ended December 31, 2022 differed from the federal statutory rate of 21% primarily due to non-deductible executive compensation, transaction costs and state and local income and franchise taxes. See Note 14 of the notes to the condensed consolidated financial statements herein for additional details.
Preferred stock dividends
As of December 31, 2023, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated due to the combination of the repurchase and conversion of all outstanding preferred shares as of December 18, 2023. A final dividend payment of $1.1 million was paid to preferred shareholders of record as of December 18, 2023. See Note 17 of the notes to the condensed consolidated financial statements herein for additional details on the conversion of our Series A Preferred Stock.
As of September 30, 2023, 675,885 shares of Series A Convertible Preferred Stock were issued and outstanding. Pursuant to the Certificate of Designations of the Series A Preferred Stock (the “CoD”), we recorded a preferred stock cash dividend of $1.3 million for the three months ended December 31, 2022.
Income available for distribution

Income available for distribution refers to net income reduced by dividends on our Series A Preferred Stock. As a result of the foregoing, we reported income available for distribution of $9.3 million and $1.4 million for the three months ended December 31, 2023 and 2022, respectively.

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
As noted above, no shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated as of the December 18, 2023 conversion date. As such, the final amount of income allocated to participating securities is $2.9 million for the three months ended December 31, 2023. The income allocated to participating securities for the three months ended December 31, 2022 was $0.5 million.
Net income available to common shareholders
We had $6.4 million and $0.9 million of net income available to common shareholders for the three months ended December 31, 2023 and 2022, respectively.

Non-GAAP Financial Measures
Our earnings before interest income, income taxes, depreciation and amortization (“EBITDA”) for the three months ended December 31, 2023 and 2022 were $21.4 million and $10.0 million, respectively. We define EBITDA as net income, before interest (income) expense, income tax expense (benefit), and depreciation and amortization.
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

EBITDA reconciles to net income, as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Net income	$10,389	$2,648
Interest income	(1,975)	(823)
Interest expense	2,871	1,423
Income tax expense	3,160	1,525
Depreciation and amortization	6,984	5,248
EBITDA	$21,429	$10,021

Liquidity and Capital Resources
Overview of Liquidity
Based on past performance and current expectations, we believe that our cash flows from operations, cash on hand and investments will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations, as well as announced program expansions over the next 12 months and beyond. Our cash position is available to fund strategic long-term growth initiatives, including opening additional campuses in new markets and the creation and expansion of new programs, in existing markets where we continue to optimize utilization of our campus facilities.
Our aggregate cash and cash equivalents were $143.6 million as of December 31, 2023, a decrease of $8.0 million from September 30, 2023. We also had available liquidity under our revolving credit facility of $8.2 million, which was unchanged from September 30, 2023.
Strategic Uses of Cash
We believe that additional strategic uses of our cash resources may include consideration of additional strategic acquisitions and organic growth initiatives, the purchase of real estate assets, subsidizing funding alternatives for our students, and the repurchase of common stock, among others. To the extent that potential acquisitions are large enough to require financing beyond cash from operations, cash and cash equivalents, and short-term investments, or we need capital to fund operations, new campus openings or expansion of programs at existing campuses, we may enter into additional credit facilities, issue debt or issue additional equity.
Long-term Debt
As of December 31, 2023, we had $162.0 million of long-term debt outstanding, which is comprised of two term loans, a finance lease and a revolving credit facility. Of the $162.0 million outstanding, $29.0 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% and a tranche rate adjustment of 0.046% over the seven-year term secured in connection with the Avondale, Arizona campus property purchased in December 2020. Approximately $37.5 million relates to a term loan that bears interest at the rate of Term SOFR plus 2.0% over the seven-year term, secured in connection with the Lisle, Illinois campus property. For each of the term loans, a derivative interest rate swap is in place that fixes the interest rate on 50% of the loan at a market rate at the time the derivative was initiated. Approximately $5.4 million relates to a finance lease for a campus within our Concorde segment. The remaining $90.0 million relates to funds drawn from the $100.0 million revolving credit facility that was secured in connection with the Concorde acquisition. See Note 12 of the notes to the condensed consolidated financial statements herein for additional details on the term loans and the revolving credit facility.
Dividends
We currently do not pay a cash dividend on our common stock. A final cash dividend payment of $1.1 million was paid to Series A Preferred Stockholders of record as of December 18, 2023 during the three months ended December 31, 2023 as a result of the conversion of the Series A Preferred Stock. See Note 17 of the notes to the condensed consolidated financial statements herein for additional details on the conversion of our preferred stock.

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
Operating Activities
Our net cash provided by operating activities was $10.8 million for the three months ended December 31, 2023, compared to $2.8 million for the three months ended December 31, 2022.

Net income, after adjustments for non-cash items, for the three months ended December 31, 2023 provided cash of $25.0 million. The non-cash items included $7.0 million for depreciation and amortization expense, $5.5 million for amortization of right-of-use assets for operating leases, $1.5 million for stock-based compensation expense, and $1.5 million for bad debt expense.
Changes in operating assets and liabilities used cash of $14.2 million primarily due to the following:

•Changes in our operating lease liability, primarily as a result of rent payments, used cash of $4.7 million.
•The change in deferred revenue used cash of $4.3 million and was primarily attributable to the timing of student starts, the number of students in school and where they were at period end in relation to completion of their program at December 31, 2023 as compared to September 30, 2023.
•The increase in prepaid expenses and notes receivable used cash of $4.1 million and $2.7 million, respectively, primarily due to the timing of payments.
Net income, after adjustments for non-cash items, for the three months ended December 31, 2022 provided cash of $14.4 million. The non-cash items included $4.1 million for amortization of right-of-use assets for operating leases, $5.2 million for depreciation and amortization expense and $1.2 million for stock-based compensation expense, and a change in deferred tax assets of $1.1 million.
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
Investing Activities

During the three months ended December 31, 2023, cash used in investing activities was $3.8 million. The cash outflow was related to the purchase of property and equipment of $3.8 million.
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

Financing Activities
During the three months ended December 31, 2023, cash used in financing activities was $15.1 million which was primarily related to the repurchase of Series A Preferred Stock of $11.3 million. See Note 17 of the notes to the condensed consolidated financial statements herein for additional details on the repurchase. Additional uses of cash included payroll taxes paid for stock-based compensation through shares withheld of $2.1 million, the payment of dividends of $1.1 million, and the repayment of long-term debt of $0.6 million.
During the three months ended December 31, 2022, cash provided by financing activities was $88.7 million which was primarily related to proceeds from our revolving credit facility of $90.0 million, offset by $0.5 million in payments of payroll taxes on stock-based compensation through shares withheld, debt issuance costs related to the revolving credit facility of $0.5 million and the repayment of long-term debt of $0.3 million.

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

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and management’s discussion and analysis of our financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported. There were no significant changes in our critical accounting policies and estimates in the three months ended December 31, 2023 from those previously disclosed in Part II, Item 7 of our 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no other material changes in our market risk exposure during the three months ended December 31, 2023. For a discussion of our exposure to market risk, refer to Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2023 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information contained in Part I, Item 3, you should carefully consider the factors discussed in Part I, Item IA of our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results. The risks described in this Quarterly Report on Form 10-Q and in our 2023 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None.
(b)     None.
(c)     On December 10, 2020, our Board of Directors authorized a share repurchase plan that would allow for the repurchase of up to $35.0 million of our Common Stock in the open market or through privately negotiated transactions.
In December 2023, our Board of Directors established a pricing committee, comprised solely of independent directors, and such pricing committee approved the repurchase of 33,300 shares of Series A Preferred Stock in a privately negotiated transaction as more fully described below.

The following table presents the number and average price of shares purchased during the three months ended December 31, 2023.

Period	Class of Shares	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs
October 1, 2023 to October 31, 2023		—	$—	$—	$35,000,000
November 1, 2023 to November 30, 2023		—	—	—	35,000,000
December 1, 2023 to December 31, 2023	Series A Preferred Stock	33,300	339.94	—	35,000,000
Total		33,300	$339.94	$—
(1)     Under the terms of the CoD, we had the right to convert the outstanding shares of Series A Preferred Stock to common stock if our common stock achieved a stated volume weighted average price per share for a period of 20 consecutive trading days. On December 18, 2023, we entered into a preferred stock repurchase agreement with Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (collectively the “Selling Stockholders”), pursuant to which we repurchased, directly from the Selling Stockholders, 33,300 shares of Series A Preferred Stock for an aggregate purchase price of $11.3 million. Following the repurchase of those shares of Series A Preferred Stock, and in accordance with the terms of the CoD, we issued a notice of conversion causing each remaining outstanding share of Series A Preferred Stock to be converted into 30.03003 shares of Common Stock. Following the repurchase and subsequent conversion, the Selling Stockholders held less than 25% of our outstanding shares of common stock (a threshold above which we would have been required to seek regulatory approval for the conversion).
See Note 17 of the notes to the condensed consolidated financial statements herein for additional details on share purchase plan.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)     None.
(b)     None.
(c)     During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UNIVERSAL TECHNICAL INSTITUTE, INC.

Date:	February 8, 2024	By:	/s/ Troy R. Anderson
		Name:	Troy R. Anderson
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 8, 2024	By:	/s/ Christine Kline
		Name:	Christine Kline
		Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)